Form 10-Q
period 2010-06-30
FRANKLIN RESOURCES INC
filed 2010-08-05
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

    Outstanding: 225,089,900 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Operating Revenues
Investment management fees	$915,866	$625,025	$2,558,607	$1,778,235
Underwriting and distribution fees	529,313	365,217	1,514,147	974,801
Shareholder servicing fees	72,976	67,113	213,895	199,969
Consolidated sponsored investment products income, net	1,457	2,908	2,445	6,555
Other, net	14,459	13,295	35,501	(4,400)

Total operating revenues	1,534,071	1,073,558	4,324,595	2,955,160

Operating Expenses
Underwriting and distribution	519,607	350,675	1,473,657	933,738
Compensation and benefits	280,333	230,943	805,686	711,738
Information systems, technology and occupancy	76,018	68,203	214,236	202,199
Advertising and promotion	37,976	27,888	110,945	78,815
Amortization of deferred sales commissions	50,121	32,865	142,949	103,231
Other	48,452	36,798	127,446	107,567

Total operating expenses	1,012,507	747,372	2,874,919	2,137,288

Operating Income	521,564	326,186	1,449,676	817,872

Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	(14,670)	44,503	6,071	(14,045)
Investment and other income (losses), net	(7,262)	52,574	68,204	(26,341)
Interest expense	(4,836)	(211)	(6,514)	(3,503)

Other income (expenses), net	(26,768)	96,866	67,761	(43,889)

Income before taxes	494,796	423,052	1,517,437	773,983
Taxes on income	135,113	116,204	441,795	248,134

Net Income	$359,683	$306,848	$1,075,642	$525,849
Less: Net income (loss) attributable to noncontrolling interests	(812)	9,132	2,859	(3,573)

Net Income attributable to Franklin Resources, Inc.	$360,495	$297,716	$1,072,783	$529,422

Earnings per Share
Basic	$1.59	$1.28	$4.70	$2.28
Diluted	1.58	1.28	4.68	2.27
Dividends per Share	$0.22	$0.21	$3.66	$0.63

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	June 30, 2010	September 30, 2009
Assets

Current Assets
Cash and cash equivalents	$3,859,467	$2,982,539
Receivables	680,236	581,810
Investment securities, trading	473,895	502,609
Investment securities, available-for-sale	895,394	1,027,287
Other investments	13,939	51,950
Deferred taxes	78,721	67,773
Prepaid expenses and other	25,912	30,452

Total current assets	6,027,564	5,244,420

Banking/Finance Assets
Cash and cash equivalents	131,155	121,912
Investment securities, trading	24,551	110,600
Investment securities, available-for-sale	430,243	472,055
Loans held for sale	8,738	15,711
Loans receivable, net	371,691	310,504
Other	9,972	8,383

Total banking/finance assets	976,350	1,039,165

Non-Current Assets
Investment securities, available-for-sale	104,121	108,838
Investments in equity method investees and other	631,605	398,995
Deferred sales commissions	89,725	103,993
Property and equipment, net	538,307	535,459
Goodwill	1,438,109	1,436,626
Other intangible assets, net	561,810	567,974
Other	42,223	32,993

Total non-current assets	3,405,900	3,184,878

Total Assets	$10,409,814	$9,468,463

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	June 30, 2010	September 30, 2009
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$280,260	$210,789
Commercial paper	0	64,156
Accounts payable and accrued expenses	342,145	174,525
Commissions	279,196	219,356
Income taxes	59,952	28,363
Other	30,769	28,351

Total current liabilities	992,322	725,540

Banking/Finance Liabilities
Deposits	669,792	664,580
Federal Home Loan Bank advances	51,000	57,000
Other	19,748	24,653

Total banking/finance liabilities	740,540	746,233

Non-Current Liabilities
Long-term debt	898,836	0
Deferred taxes	230,758	218,845
Other	88,652	78,284

Total non-current liabilities	1,218,246	297,129

Total liabilities	2,951,108	1,768,902

Commitments and Contingencies (Note 11)

Redeemable Noncontrolling Interests	28,795	65,126

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 225,385,015 and 229,324,345 shares issued and outstanding, at June 30, 2010 and September 30, 2009	22,539	22,932
Retained earnings	7,344,705	7,505,890
Accumulated other comprehensive income	59,258	103,351

Total Franklin Resources, Inc. stockholders’ equity	7,426,502	7,632,173
Nonredeemable noncontrolling interests	3,409	2,262

Total stockholders’ equity	7,429,911	7,634,435

Total Liabilities and Stockholders’ Equity	$10,409,814	$9,468,463

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended June 30,
(in thousands)	2010	2009
Net Income	$1,075,642	$525,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,804	129,997
Stock-based compensation	62,708	61,918
Excess tax benefits from stock-based compensation arrangements	(11,035)	(3,385)
Net (gains) losses on sale of assets	(13,887)	11,553
Equity in net losses of affiliated companies	20,438	8,608
Provision for loan losses	2,722	5,952
Other-than-temporary impairment of investments	1,463	59,744
Deferred income taxes	(1,998)	(23,720)

Changes in operating assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other	(115,407)	51,030
Principal collected on loans held for sale, net	4,052	15,622
Increase in trading securities, net	(122,314)	(170,261)
Advances of deferred sales commissions	(128,575)	(60,912)
Increase (decrease) in income taxes payable	51,670	(24,403)
Increase (decrease) in commissions payable	59,840	(40,962)
Increase in other liabilities	176,682	53,132
Increase (decrease) in accrued compensation and benefits	77,132	(110,752)

Net cash provided by operating activities	1,339,937	489,010

Purchase of investments	(586,152)	(1,748,981)
Liquidation of investments	550,271	1,506,632
Purchase of banking/finance investments	(20,000)	(208,920)
Liquidation of banking/finance investments	160,481	44,433
(Increase) decrease in loans receivable	(60,987)	64,564
Additions of property and equipment, net	(52,987)	(32,428)
Acquisitions of subsidiaries, net of cash acquired	0	533

Net cash used in investing activities	(9,374)	(374,167)

Increase in bank deposits, net	5,212	76,328
Issuance of common stock, including stock option exercises	28,365	14,722
Dividends paid on common stock	(833,893)	(144,270)
Purchase of common stock	(503,762)	(218,677)
Excess tax benefits from stock-based compensation arrangements	11,035	3,385
Proceeds from issuance of commercial paper, net	(64,510)	(11,987)
Proceeds from issuance of debt	952,036	125,750
Payments on debt	(66,000)	(169,551)
Noncontrolling interests, net	56,897	69,747

Net cash used in financing activities	(414,620)	(254,553)

Effect of exchange rate changes on cash and cash equivalents	(29,772)	(17,177)

Increase (decrease) in cash and cash equivalents	886,171	(156,887)
Cash and cash equivalents, beginning of period	3,104,451	2,527,552

Cash and Cash Equivalents, End of Period	$3,990,622	$2,370,665

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2010	2009
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$2,982,539	$2,314,818
Banking/finance assets	121,912	212,734

Total	$3,104,451	$2,527,552

Cash and cash equivalents, end of period:
Current assets	$3,859,467	$2,238,467
Banking/finance assets	131,155	132,198

Total	$3,990,622	$2,370,665

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(108,534)	$(129,187)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(12,308)	(69,794)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$383,210	$305,730
Cash paid for interest	5,601	7,189

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2009 (“fiscal year 2009”). Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2010, including those required by the retrospective adoption of new accounting guidance relating to noncontrolling interests and the computation of earnings per share (see Note 2 – New Accounting Standards).

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

New Accounting Standards Not Yet Adopted

In February 2010, the FASB issued an amendment to a standard relating to the consolidation of variable interest entities. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The deferral generally applies to the reporting entity’s interests in entities that have the attributes of an investment company or that apply the specialized industry accounting guidance for investment companies. The amended standard is effective for fiscal years beginning after November 15, 2009.

The adoption of the amended standard on October 1, 2010 is expected to result in the consolidation of certain qualifying special purpose entities (“QSPEs”) and VIEs that are not currently consolidated. The consolidation of these entities, which consist of automobile loan securitization trusts and collateralized loan obligations, will result in an increase in loans receivable, net, investment securities, and long-term debt in the Company’s consolidated balance sheet and the management and performance fees earned from the entities will be eliminated from its consolidated statement of income. The Company expects to initially measure the assets and liabilities of the automobile securitization trusts at their carrying values (the amounts at which they would have been carried in the

Company’s consolidated financial statements if the Company had always consolidated the trusts). Additionally, the Company expects to elect the fair value option for the collateralized loan obligations, in which all of their financial assets and liabilities will be recorded at fair value upon adoption of the amended standard and subsequent changes in fair value will be recognized in earnings. The entities hold aggregate assets of approximately $1.4 billion as of June 30, 2010. Total assets held by the entities as of October 1, 2010 are expected to be lower due to anticipated paydowns of receivables held in the entities and scheduled maturities of debt issued by the entities.

Note 3 - Stockholders’ Equity and Comprehensive Income

The changes in stockholders’ equity and redeemable noncontrolling interests for the nine months ended June 30, 2010 and 2009 were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2009	$7,632,173	$2,262	$7,634,435	$65,126
Net income	1,072,783	600	1,073,383	2,259
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax	2,738	0	2,738	0
Currency translation adjustments	(46,568)	0	(46,568)	0
Net unrealized losses on defined benefit plans, net of tax	(263)	0	(263)	0
Cash dividends on common stock	(836,773)	0	(836,773)	0
Repurchase of common stock	(503,762)	0	(503,762)	0
Other	106,174	547	106,721	(38,590)

Balance at June 30, 2010	$7,426,502	$3,409	$7,429,911	$28,795

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2008	$7,074,364	$29,608	$7,103,972	$47,554
Net income (loss)	529,422	(3,597)	525,825	24
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax	55,910	0	55,910	0
Currency translation adjustments	(41,000)	0	(41,000)	0
Net unrealized losses on defined benefit plans, net of tax	(128)	0	(128)	0
Cash dividends on common stock	(146,222)	0	(146,222)	0
Repurchase of common stock	(218,677)	0	(218,677)	0
Other	89,848	(23,567)	66,281	36,707

Balance at June 30, 2009	$7,343,517	$2,444	$7,345,961	$84,285

The components of comprehensive income, including amounts attributable to redeemable noncontrolling interests, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net income	$359,683	$306,848	$1,075,642	$525,849
Net unrealized gains (losses) on investments, net of tax	(32,416)	51,133	2,738	55,910
Currency translation adjustments	(51,505)	78,877	(46,568)	(41,000)
Net unrealized losses on defined benefit plans, net of tax	(508)	(45)	(263)	(128)

Total Comprehensive Income	275,254	436,813	1,031,549	540,631
Less: Comprehensive income (loss) attributable to noncontrolling interests	(812)	9,132	2,859	(3,573)

Total Comprehensive Income attributable to Franklin Resources, Inc.	$276,066	$427,681	$1,028,690	$544,204

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net Income attributable to Franklin Resources, Inc.	$360,495	$297,716	$1,072,783	$529,422
Less: Allocation of earnings to participating nonvested stock and stock unit awards	2,016	2,438	5,976	4,062

Net Income Available to Common Stockholders	$358,479	$295,278	$1,066,807	$525,360

Weighted-average shares outstanding – basic	225,626	229,804	226,858	230,871
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1,180	1,015	1,282	960

Weighted-Average Shares Outstanding – Diluted	226,806	230,819	228,140	231,831

Earnings per Share
Basic	$1.59	$1.28	$4.70	$2.28
Diluted	1.58	1.28	4.68	2.27

For the three and nine months ended June 30, 2010, the Company excluded approximately 0.4 million shares of non-participating nonvested stock unit awards from the calculation of diluted earnings per share because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares outstanding during the three and nine months ended June 30, 2009.

Note 5 - Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in its condensed consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)	June 30, 2010	September 30, 2009
Cash on hand and non-interest-bearing deposits with financial institutions	$36,597	$134,508
Interest-bearing deposits with financial institutions	481,698	350,483
Federal funds sold	1,419	5,242
Sponsored money market funds	1,784,908	1,407,801
Time deposits, securities of the U.S. Treasury and federal agencies and other	1,686,000	1,206,417

Total	$3,990,622	$3,104,451

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balances were $8.7 million at June 30, 2010 and $7.0 million at September 30, 2009. The required clearing balance was $1.2 million at June 30, 2010 and September 30, 2009.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	June 30, 2010	September 30, 2009
Current
Investment securities, trading	$473,895	$502,609
Investment securities, available-for-sale
Sponsored investment products	874,057	943,824
U.S. government-sponsored enterprise obligations[1]	0	5,200
Securities of U.S. states and political subdivisions	8,947	15,118
Securities of the U.S. Treasury and federal agencies	603	50,616
Other equity securities	11,787	12,529

Total investment securities, available-for-sale	895,394	1,027,287
Other investments[2]	13,939	51,950

Total Current	$1,383,228	$1,581,846

Banking/Finance
Investment securities, trading	$24,551	$110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[1]	303,605	365,655
Securities of U.S. states and political subdivisions	841	852
Securities of the U.S. Treasury and federal agencies	3,114	3,566
Corporate debt securities[3]	122,525	101,774
Other equity securities	158	208

Total investment securities, available-for-sale	430,243	472,055

Total Banking/Finance	$454,794	$582,655

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$27,364	$23,947
Securities of U.S. states and political subdivisions	72,600	83,838
Other equity securities	4,157	1,053

Total investment securities, available-for-sale	104,121	108,838
Investments in equity method investees and other	631,605	398,995

Total Non-Current	$735,726	$507,833

[1]

At June 30, 2010 and September 30, 2009, U.S. government-sponsored enterprise obligations consisted of $252.4 million and $313.0 million of residential mortgage-backed securities and $51.2 million and $57.9 million of debentures.

[2]	Other investments consist of time deposits with financial institutions having original maturities greater than three months but not exceeding one year from the date of purchase.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At June 30, 2010 and September 30, 2009, current investment securities, trading included $223.5 million and $277.6 million of securities held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.

At June 30, 2010 and September 30, 2009, banking/finance segment investment securities with aggregate carrying values of $213.6 million and $245.9 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $83.2 million and $99.6 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $1.7 million and $1.9 million were pledged as collateral as required by federal and state regulators. In addition, investment management and related services segment securities with aggregate carrying values of $6.0 million and $5.0 million were pledged as collateral, primarily related to a credit facility for a sponsored investment product, at June 30, 2010 and September 30, 2009.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands) as of June 30, 2010	Cost Basis	Gross Unrealized
		Gains	Losses	Fair Value
Sponsored investment products	$821,937	$105,684	$(26,200)	$901,421
U.S. government-sponsored enterprise obligations	295,808	7,797	0	303,605
Securities of U.S. states and political subdivisions	79,931	2,511	(54)	82,388
Securities of the U.S. Treasury and federal agencies	3,714	6	(3)	3,717
Corporate debt securities	120,186	2,350	(11)	122,525
Other equity securities	15,655	457	(10)	16,102

Total	$1,337,231	$118,805	$(26,278)	$1,429,758

(in thousands) as of September 30, 2009	Cost Basis	Gross Unrealized
		Gains	Losses	Fair Value
Sponsored investment products	$890,745	$94,829	$(17,803)	$967,771
U.S. government-sponsored enterprise obligations	366,540	6,566	(2,251)	370,855
Securities of U.S. states and political subdivisions	96,647	3,265	(104)	99,808
Securities of the U.S. Treasury and federal agencies	54,228	20	(66)	54,182
Corporate debt securities	100,272	1,502	0	101,774
Other equity securities	11,136	2,786	(132)	13,790

Total	$1,519,568	$108,968	$(20,356)	$1,608,180

The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $(23.2) million and $15.6 million for the three and nine months ended June 30, 2010, and $52.6 million and $(6.4) million for the three and nine months ended June 30, 2009. The tax effects of the net unrealized gains (losses) included in accumulated other comprehensive income were $2.2 million and $(1.2) million for the three and nine months ended June 30, 2010, and $(3.5) million and $(9.9) million for the three and nine months ended June 30, 2009.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of June 30, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$80,555	$(23,379)	$6,843	$(1,506)	$87,398	$(24,885)
Other equity securities	6	0	27	(4)	33	(4)

Total Current	$80,561	$(23,379)	$6,870	$(1,510)	$87,431	$(24,889)

Banking/Finance
Investment securities, available-for-sale
Securities of the U.S. Treasury and federal agencies	$1,266	$(3)	$0	$0	$1,266	$(3)
Corporate debt securities	19,989	(11)	0	0	19,989	(11)

Total Banking/Finance	$21,255	$(14)	$0	$0	$21,255	$(14)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$10,535	$(1,227)	$3,410	$(88)	$13,945	$(1,315)
Securities of U.S. states and political subdivisions	0	0	3,169	(54)	3,169	(54)
Other equity securities	113	(6)	0	0	113	(6)

Total Non-Current	$10,648	$(1,233)	$6,579	$(142)	$17,227	$(1,375)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$89,676	$(15,082)	$49,733	$(594)	$139,409	$(15,676)
Other equity securities	782	(118)	28	(5)	810	(123)

Total Current	$90,458	$(15,200)	$49,761	$(599)	$140,219	$(15,799)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$53,717	$(333)	$161,236	$(1,918)	$214,953	$(2,251)
Securities of the U.S. Treasury and federal agencies	2,129	(36)	1,437	(30)	3,566	(66)

Total Banking/Finance	$55,846	$(369)	$162,673	$(1,948)	$218,519	$(2,317)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$15,460	$(2,038)	$37,653	$(89)	$53,113	$(2,127)
Securities of U.S. states and political subdivisions	0	0	8,618	(104)	8,618	(104)
Other equity securities	0	0	165	(9)	165	(9)

Total Non-Current	$15,460	$(2,038)	$46,436	$(202)	$61,896	$(2,240)

Other-than-temporary impairment of available-for-sale investments, primarily related to sponsored investment products, was nil and $1.5 million for the three and nine months ended June 30, 2010, and $2.0 million and $59.7 million for the three and nine months ended June 30, 2009. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during the nine months ended June 30, 2010 and 2009.

At June 30, 2010, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
U.S. government-sponsored enterprise obligations
Due in one year or less	$49,846	$51,212
Due after five years through ten years	12,532	13,431
Due after ten years	233,430	238,962

Total	$295,808	$303,605

Securities of U.S. states and political subdivisions
Due in one year or less	$9,394	$9,453
Due after one year through five years	53,977	56,127
Due after five years through ten years	13,272	13,572
Due after ten years	3,288	3,236

Total	$79,931	$82,388

Securities of the U.S. Treasury and federal agencies
Due in one year or less	$603	$603
Due after ten years	3,111	3,114

Total	$3,714	$3,717

Corporate debt securities
Due after one year through five years	$120,186	$122,525

Total	$120,186	$122,525

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

The Company records substantially all of its investments at fair value or amounts that approximate fair value. Trading securities and securities available-for-sale are financial instruments recorded at fair value on a recurring basis. The Company recognizes transfers between levels at the end of each quarter. There were no material transfers between Level 1 and Level 2 during the nine months ended June 30, 2010.

The table below presents the balances of assets measured at fair value on a recurring basis.

(in thousands)

as of June 30, 2010	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$330,056	$139,446	$4,393	$473,895
Investment securities, available-for-sale
Sponsored investment products	874,057	0	0	874,057
Securities of U.S. states and political subdivisions	0	8,947	0	8,947
Securities of the U.S. Treasury and federal agencies	0	603	0	603
Other equity securities	11,787	0	0	11,787
Banking/Finance Assets
Investment securities, trading	0	0	24,551	24,551
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	0	303,605	0	303,605
Securities of U.S. states and political subdivisions	0	841	0	841
Securities of the U.S. Treasury and federal agencies	0	3,114	0	3,114
Corporate debt securities	0	122,525	0	122,525
Other equity securities	0	0	158	158
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	22,193	0	5,171	27,364
Securities of U.S. states and political subdivisions	0	72,600	0	72,600
Other equity securities	136	4,021	0	4,157
Life settlement contracts	0	0	8,364	8,364

Total Assets Measured at Fair Value	$1,238,229	$655,702	$42,637	$1,936,568

(in thousands)

as of September 30, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$394,754	$105,802	$2,053	$502,609
Investment securities, available-for-sale
Sponsored investment products	943,824	0	0	943,824
U.S. government-sponsored enterprise obligations	0	5,200	0	5,200
Securities of U.S. states and political subdivisions	0	15,118	0	15,118
Securities of the U.S. Treasury and federal agencies	0	50,616	0	50,616
Other equity securities	8,403	0	4,126	12,529
Banking/Finance Assets
Investment securities, trading	0	81,886	28,714	110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	0	365,655	0	365,655
Securities of U.S. states and political subdivisions	0	852	0	852
Securities of the U.S. Treasury and federal agencies	0	3,566	0	3,566
Corporate debt securities	0	101,774	0	101,774
Other equity securities	0	0	208	208
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	19,837	0	4,110	23,947
Securities of U.S. states and political subdivisions	0	83,838	0	83,838
Other equity securities	321	0	732	1,053
Life settlement contracts	0	0	6,162	6,162

Total Assets Measured at Fair Value	$1,367,139	$814,307	$46,105	$2,227,551

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

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended June 30, 2010 and 2009 were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at April 1, 2010	$2,770	$31,504	$17,876	$52,150
Total realized and unrealized gains (losses):
Included in other, net revenue	0	3,144	0	3,144
Included in consolidated sponsored investment products gains (losses), net	5	0	0	5
Included in investments and other income (losses), net	0	0	646	646
Included in accumulated other comprehensive income	0	0	(239)	(239)
Purchases, sales and settlements, net	1,624	(10,097)	(4,590)	(13,063)
Transfers out of Level 3	(6)	0	0	(6)

Balance at June 30, 2010	$4,393	$24,551	$13,693	$42,637

Change in unrealized gains included in net income relating to assets still held at June 30, 2010	$5 [2]	$3,144 [3]	$265	$3,414

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2009	$2,053	$28,714	$15,338	$46,105
Total realized and unrealized gains (losses):
Included in other, net revenue	0	2,743	0	2,743
Included in consolidated sponsored investment products gains (losses), net	(269)	0	0	(269)
Included in investments and other income (losses), net	0	0	2,018	2,018
Included in accumulated other comprehensive income	0	0	652	652
Purchases, sales and settlements, net	2,615	(6,906)	(4,315)	(8,606)
Transfers out of Level 3	(6)	0	0	(6)

Balance at June 30, 2010	$4,393	$24,551	$13,693	$42,637

Change in unrealized gains (losses) included in net income relating to assets still held at June 30, 2010	$(193)[2]	$2,743 [3]	$1,221	$3,771

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at April 1, 2009	$3,102	$26,312	$12,253	$41,667
Total realized and unrealized gains (losses):
Included in other, net revenue	0	(846)	0	(846)
Included in consolidated sponsored investment products gains (losses), net	536	0	0	536
Included in accumulated other comprehensive income	0	0	389	389
Purchases, sales and settlements, net	(491)	3,088	1,501	4,098
Transfers out of Level 3	(1,157)	0	(702)	(1,859)

Balance at June 30, 2009	$1,990	$28,554	$13,441	$43,985

Change in unrealized gains (losses) included in net income relating to assets still held at June 30, 2009	$392 [2]	$(846)[3]	$0	$(454)

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	0	(44,511)	0	(44,511)
Included in consolidated sponsored investment products gains (losses), net	(541)	0	0	(541)
Included in investments and other income (losses), net	0	0	(2,073)	(2,073)
Included in accumulated other comprehensive income	0	0	34	34
Purchases, sales and settlements, net	(522)	43,283	2,096	44,857
Transfers into (out of) Level 3	(1,036)	0	1,272	236

Balance at June 30, 2009	$1,990	$28,554	$13,441	$43,985

Change in unrealized losses included in net income relating to assets still held at June 30, 2009	$(688)[2]	$(44,511)[3]	$0	$(45,199)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The Company may also measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting for loans held for sale or write-downs of individual assets.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	June 30, 2010		September 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$3,990,622	$3,990,622	$3,104,451	$3,104,451
Other investments	13,939	13,939	51,950	51,950
Loans held for sale	8,738	9,652	15,711	16,621
Loans receivable, net	371,691	378,141	310,504	323,672

Financial Liabilities
Commercial paper	$0	$0	$64,156	$64,156
Deposits	669,792	673,516	664,580	667,793
FHLB advances	51,000	52,016	57,000	57,026
Long-term debt	898,836	929,262	0	0

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

Long-term debt. The fair value of the long-term debt is determined using quoted market prices or independent third-party broker or dealer price quotes. The fair value may also be determined using prices of publicly traded debt with similar maturities, credit risk and interest rates.

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

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the asset-backed securities against delays in payment and certain losses on the securitized loans. At June 30, 2010 and September 30, 2009, the amounts of cash on deposit were $31.6 million and $46.9 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, are recognized as banking/finance trading securities in the condensed consolidated balance sheets. Changes in the fair value of the retained interests are recognized in earnings.

The Company did not enter into any automobile loan securitization transactions during the nine months ended June 30, 2010 or fiscal year 2009. The securitization transactions which the Company entered into through September 30, 2008 were similar in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained subordinated securities in addition to the residual interests. The retained subordinated securities were sold in fiscal year 2010.

The Company determines the fair value of the retained interests in securitized assets at the end of each period (see Note 7 – Fair Value Measurements for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	June 30, 2010	September 30, 2009
Fair value of retained interests
Retained subordinated securities	$0	$81,886
Residual interests	24,551	28,714

Total	$24,551	$110,600

Excess cash flow discount rate (annual rate)	8.0%	12.2%-14.4%
Impact on fair value of 10% adverse change	$(321)	$(4,133)
Impact on fair value of 20% adverse change	(636)	(8,225)

Cumulative life loss rate	7.3%	7.4%
Impact on fair value of 10% adverse change	$(2,031)	$(2,376)
Impact on fair value of 20% adverse change	(4,059)	(4,763)

Expected weighted-average life (years)	1.6	2.2
Prepayment speed (average monthly rate)	1.2%	1.2%
Impact on fair value of 10% adverse change	$(2,092)	$(2,737)
Impact on fair value of 20% adverse change	(3,419)	(5,241)

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

The following table provides a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Servicing fees received	$2,089	$3,118	$7,133	$10,538
Cash flows received related to retained subordinated securities	0	1,698	1,933	5,093
Cash flows received related to residual interests	10,859	0	10,859	1,554
Cash paid related to residual interests	0	(1,469)	(1,286)	(39,677)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $21.0 million at June 30, 2010 and $24.1 million at September 30, 2009 were included in other banking/finance liabilities in the condensed consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At June 30, 2010 and September 30, 2009, the maximum potential amounts of future payments related to these guarantees were $6.2 million and $7.4 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant.

During the nine months ended June 30, 2010 and 2009, the Company did not provide any financial or other support to the securitization trusts or the holders of the asset-backed securities, other than as described above.

The original amount of loans serviced for the securitization trusts that were still in existence at June 30, 2010 and September 30, 2009 totaled $1.8 billion. At June 30, 2010 and September 30, 2009, the securitization trusts had 34,671 and 44,221 loans outstanding, and their weighted-average annualized interest rate was 10.5% as of the end of each period. Net charge-offs on the securitized loans held by the securitization trusts and the loans that were managed together with them were $4.3 million and $20.2 million for the three and nine months ended June 30, 2010, and $10.1 million and $36.5 million for the three and nine months ended June 30, 2009.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(dollar amounts in thousands)	June 30, 2010	September 30, 2009
Principal amount of loans
Securitized loans	$371,038	$551,369
Loans held for sale	9,300	16,274
Loans receivable	72,971	85,520

Total	$453,309	$653,163

Principal amount of loans 30 days or more past due[1]	$14,458	$29,238

Credit quality as a percentage of aggregate outstanding principal balance
Prime	46.5%	47.4%
Non-prime	48.6%	49.4%
Sub-prime	4.9%	3.2%

[1]	The majority of the balances were related to securitized loans.

Note 9 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2009	$1,436,626	$200,952	$507,737
Foreign currency movements	1,483	36	1,633

Balance at June 30, 2010	$1,438,109	$200,988	$509,370

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets were as follows:

(in thousands)

as of June 30, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,952	$(115,671)	$50,281
Other	35,036	(32,877)	2,159

	200,988	(148,548)	52,440
Non-amortized intangible assets
Management contracts	509,370	0	509,370

Total	$710,358	$(148,548)	$561,810

(in thousands)
as of September 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,915	$(109,059)	$56,856
Other	35,037	(31,656)	3,381

	200,952	(140,715)	60,237
Non-amortized intangible assets
Management contracts	507,737	0	507,737

Total	$708,689	$(140,715)	$567,974

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended September 30, 2009, and determined that there was no impairment in the value of these assets as of August 1, 2009. During the quarter ended June 30, 2010 an indication of potential impairment occurred for approximately 11% of the indefinite-lived intangible assets. The Company performed an updated impairment test and determined that there was no impairment as the discounted future cash flow projections exceeded the carrying value of these assets. No impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during the nine months ended June 30, 2010 and 2009.

No impairment loss in the value of intangible assets subject to amortization was recognized during the nine months ended June 30, 2010 and 2009 as the estimates of the undiscounted expected cash flows from these assets or their fair values exceeded the asset carrying values.

Amortization expense related to definite-lived intangible assets was $2.6 million for the three months ended June 30, 2010 and 2009, and $7.8 million for the nine months ended June 30, 2010 and 2009. The estimated remaining amortization expense related to definite-lived intangible assets as of June 30, 2010 was as follows:

(in thousands)

For the fiscal years ending September 30,	Amount
2010 (remaining three months)	$2,603
2011	10,376
2012	8,906
2013	8,783
2014	8,783
Thereafter	12,989

Total	$52,440

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	June 30, 2010	Effective Interest Rate	September 30, 2009	Effective Interest Rate
Current
Commercial paper	$0	N/A	$64,156	0.27%
Banking/Finance
FHLB advances	51,000	3.64%	57,000	2.94%
Non-Current
$300 million 2.000% notes due 2013	299,489	2.28%	0	N/A
$250 million 3.125% notes due 2015	249,731	3.32%	0	N/A
$350 million 4.625% notes due 2020	349,616	4.75%	0	N/A

Total Long-term debt	898,836		0

Total Debt	$949,836		$121,156

At June 30, 2010, maturities for the FHLB advances and long-term debt were as follows:

(in thousands)

For the fiscal years ending September 30,	Amount
2010 (remaining three months)	$0
2011	2,000
2012	0
2013	317,989
2014	0
Thereafter	629,847

Total	$949,836

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At June 30, 2010, the Company had $51.0 million of FHLB advances outstanding, which are subject to collateralization requirements.

In May 2010, the Company completed the issuance of senior unsecured and unsubordinated notes with a face value of $900.0 million. The net proceeds from the issuance of the notes are available for general corporate purposes; a portion of the proceeds has been used for the repayment of previously issued commercial paper. Of these notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The notes were issued collectively at a discount of $1.2 million that is being amortized over the term of the notes. The Company incurred approximately $6.4 million in debt issuance costs, which are included in other non-current assets in the condensed consolidated balance sheet and are being amortized over the term of the notes. The notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of June 30, 2010, the Company was in compliance with the covenants of the notes.

In addition, at June 30, 2010, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.1 million available in uncommitted short-term bank lines of credit. The Company’s banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $209.1 million available through the secured Federal Reserve Bank short-term discount window and $56.3 million available in secured FHLB short-term borrowing capacity. On June 9, 2010, the Company’s $420.0 million five-year revolving credit facility expired with no borrowings outstanding.

At June 30, 2010 and September 30, 2009, loans receivable with aggregate carrying values of $39.0 million and $30.6 million were pledged as collateral for the ability to obtain FHLB advances.

Note 11 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At June 30, 2010, the banking/finance segment had issued financial standby letters of credit totaling $6.3 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.8 million as of June 30, 2010.

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

On February 25, 2005, the Company-related defendants filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent trustees to the named Funds, and a former Franklin executive. On September 4, 2009, the court entered as its order the parties’ stipulation to dismiss without prejudice the remaining Fund trustee defendants named in the consolidated amended class action complaint. On January 12, 2010, lead plaintiff in the consolidated class action filed a second consolidated amended class action complaint. The Company-related defendants filed a motion for partial summary judgment in the consolidated class action on March 24, 2010, and lead plaintiff filed its opposition and cross-motion for partial summary judgment on June 4, 2010. All briefing on the motions is expected to be completed by late August 2010. The Company-related defendants’ motion to dismiss the consolidated fund derivative action remains under submission with the court. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004.

In Canada, Franklin Templeton Investments Corp., a Franklin subsidiary and the manager of Franklin Templeton Investments’ Canadian mutual funds, is named (along with several other non-Franklin affiliated manager defendants) in two market timing lawsuits that are styled as class actions (Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed in the Superior Court for the Province of Quebec, District of Montreal on October 25, 2004, and Fischer v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice on March 9, 2006). The lawsuits seek, among other forms of relief, one or more of the following: unspecified monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and attorneys’ fees and costs. Oral argument on petitioners’ motion for authorization to institute a class action in the Huneault lawsuit concluded on May 5, 2009, and the matter has remained under submission with the court since then. Separately, on January 12, 2010, the court in the Fischer lawsuit denied plaintiffs’ motion for class certification, and plaintiffs filed a notice of appeal of that ruling on February 22, 2010. On July 20, 2010, the parties reached an agreement-in-principle to resolve both the Huneault and Fischer actions for a total proposed payment of approximately $5.0 million subject to certain conditions including certification of a class in each lawsuit on consent for settlement purposes and court approval of the settlement.

In addition, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), have been named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit is captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, and was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff is attempting to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and is seeking unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint on January 22, 2010. On June 8, 2010, the court granted defendants’ motion to dismiss the Section 47(b) claim (the lone federal claim), giving plaintiff limited leave to amend his complaint to cure the deficiency in that claim. Plaintiff filed an amended complaint on July 7, 2010, and, pursuant to stipulation, defendants have until August 20, 2010 to respond to the amended complaint.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and the Company intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations. In management’s opinion, an adequate accrual has been made as of June 30, 2010, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Variable Interest Entities

The Company’s variable interest entities (“VIEs”) primarily include certain sponsored investment products and certain other investment products (collectively, “investment products”). The Company’s variable interests generally include its equity ownership interest in the investment products and its investment management and related services fees earned from sponsored investment products. Based on its evaluations, the Company believes it was not the primary beneficiary of its VIEs and, as a result, did not consolidate these entities as of and for the periods ended June 30, 2010 and 2009.

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary, were approximately $38.8 billion at June 30, 2010 and $35.8 billion at September 30, 2009. The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from these investment products as recorded in the Company’s consolidated balance sheets at June 30, 2010 and September 30, 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)	June 30, 2010	September 30, 2009
Current Assets
Receivables	$71,497	$50,088
Investment securities, available-for-sale	107,679	112,853

Total Current	179,176	162,941

Non-Current Assets
Investment securities, available-for-sale	23,604	20,208
Investments in equity method investees and other	570,412	305,024

Total Non-Current	594,016	325,232

Total	$773,192	$488,173

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s consolidated balance sheets related to these VIEs were $4.1 million at June 30, 2010 and $14.9 million at September 30, 2009. These amounts represent the Company’s maximum exposure to loss. The Company did not provide financial or other support to its other VIEs during the nine months ended June 30, 2010 and 2009.

The joint venture VIEs previously included Lightning Finance Company Limited (“LFL”) and Lightning Asset Finance Limited (“LAFL”), in which the Company held 49% ownership interests at September 30, 2009. The Company liquidated its ownership interests in LFL and LAFL during the three months ended December 31, 2009.

Other Commitments and Contingencies

At June 30, 2010, the banking/finance segment had commitments to extend credit in an aggregate amount of $173.8 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2010 and September 30, 2009, the Company held cash of approximately $171.4 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At June 30, 2010, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2009, except for the capital commitments from the issuance of long-term debt as disclosed in Note 10 – Debt.

Note 12 - Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors and employees. At June 30, 2010, approximately 3.5 million shares were available for grant under the USIP. In addition to stock and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price and remaining contractual term)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,737	$37.86
Exercised	(475)	37.72

Outstanding and Exercisable at June 30, 2010	2,262	$37.89	2.0	$109,265

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

  Cash received from stock option exercises for the three and nine months ended June 30, 2010 was $5.1 million and $18.0 million, and $4.8 million and $14.7 million for the three and nine months ended June 30, 2009. Income tax benefits from stock option exercises were $0.9 million and $10.0 million for the three and nine months ended June 30, 2010, and $0.5 million and $4.2 million for the three and nine months ended June 30, 2009.

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

  Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $91.4 million at June 30, 2010. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

  The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)			Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2009			954	$85.21
Granted			820	107.10
Vested			(8)	102.18
Forfeited/cancelled			(80)	94.94

Nonvested Balance at June 30, 2010			1,686	$95.31

The stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest.

Certain performance-based long-term stock and stock unit awards have been granted to the Company’s executive officers and other employees. These awards generally vest over a three-year period based on the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure will be forfeited. At June 30, 2010, the balance of nonvested awards was 423.2 thousand and had a weighted-average grant-date fair value of $107.94 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. No shares were issued under the ESIP during the three months ended June 30, 2010. A total of 179.0 thousand shares were issued under the ESIP during the nine months ended June 30, 2010. At June 30, 2010, approximately 2.9 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $22.3 million and $62.7 million were recognized in the condensed consolidated statements of income for the three and nine months ended June 30, 2010, and $22.1 million and $61.9 million for the three and nine months ended June 30, 2009. The income tax benefits realized from all stock-based arrangements totaled $1.1 million and $10.9 million for the three and nine months ended June 30, 2010, and $0.6 million and $3.3 million for three and nine months ended June 30, 2009.

The Company generally does not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards under the USIP, shares are repurchased using a net stock issuance method.

Note 13 - Common Stock Repurchases

During the three and nine months ended June 30, 2010, the Company repurchased 2.1 million and 4.9 million shares of its common stock at a cost of $212.3 million and $503.8 million. The common stock repurchases made as of June 30, 2010 reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At June 30, 2010, approximately 4.7 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and nine months ended June 30, 2009, the Company repurchased 1.7 million and 3.8 million shares of its common stock at a cost of $109.7 million and $218.7 million. The stock repurchase program is not subject to an expiration date.

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

The Company’s secondary business activity and operating segment is banking/finance. The banking/finance segment offers selected retail banking and consumer lending services and private banking services to high net-worth clients. Consumer lending and retail banking activities include automobile lending services related to the purchase, securitization and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending and other consumer lending.

Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance segment are reported net of interest expense, the provision for loan losses and changes in fair value of residual interests from securitization transactions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Operating Revenues
Investment management and related services	$1,521,687	$1,062,364	$4,295,302	$2,966,243
Banking/finance	12,384	11,194	29,293	(11,083)

Total	$1,534,071	$1,073,558	$4,324,595	$2,955,160

Income (Loss) Before Taxes
Investment management and related services	$475,948	$418,752	$1,485,553	$851,047
Banking/finance	18,848	4,300	31,884	(77,064)

Total	$494,796	$423,052	$1,517,437	$773,983

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest and fees on loans	$4,675	$4,611	$13,945	$15,009
Interest and dividends on investment securities	3,520	5,083	10,805	15,528

Total interest income	8,195	9,694	24,750	30,537

Interest on deposits	(1,040)	(1,423)	(3,621)	(4,748)
Interest on short-term debt	(21)	(34)	(32)	(905)
Interest on long-term debt	(463)	(428)	(1,392)	(1,257)

Total interest expense	(1,524)	(1,885)	(5,045)	(6,910)

Net interest income	6,671	7,809	19,705	23,627
Unrealized gains (losses) on trading investments, net	3,143	(846)	2,744	(44,511)
Other income	2,832	4,986	9,566	15,753
Provision for loan losses	(262)	(755)	(2,722)	(5,952)

Total	$12,384	$11,194	$29,293	$(11,083)

Operating segment assets were as follows:
(in thousands)			June 30, 2010	September 30, 2009
Investment management and related services			$9,433,464	$8,429,298
Banking/finance			976,350	1,039,165

Total			$10,409,814	$9,468,463

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 15 - Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains (losses), net	$10,783	$(5,435)	$22,970	$(41,498)
Unrealized gains (losses), net	(25,453)	49,938	(16,899)	27,453

Total	(14,670)	44,503	6,071	(14,045)

Investment and Other Income (Losses), Net
Dividend income	8,859	8,261	28,917	29,203
Interest income	2,801	6,514	9,828	26,586
Capital gain distributions	288	36	1,176	14,309
Other-than-temporary impairment of investment securities, available-for-sale	0	(2,092)	(1,463)	(59,744)
Realized gains on sale of investment securities, available-for-sale	12,642	2,478	14,867	4,438
Realized losses on sale of investment securities, available-for-sale	(1,263)	(2,393)	(1,743)	(16,874)
Gains (losses) on trading investment securities, net	1,583	18,394	23,980	(29,397)
Income (losses) from investments in equity method investees	(37,728)	27,868	(20,438)	(8,608)
Foreign currency exchange gains (losses), net	3,242	(9,057)	7,811	7,240
Other, net	2,314	2,565	5,269	6,506

Total	(7,262)	52,574	68,204	(26,341)
Interest Expense	(4,836)	(211)	(6,514)	(3,503)

Other Income (Expenses), Net	$(26,768)	$96,866	$67,761	$(43,889)

Substantially all of the Company’s dividend income, capital gain distributions and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $73.9 million and $208.7 million for the three and nine months ended June 30, 2010, and $256.9 million and $594.9 million for the three and nine months ended June 30, 2009.

The Company recognized net gains (losses) on trading investment securities, including securities held by consolidated sponsored investment products, that were still held at June 30, 2010 and 2009 in the amounts of $(23.1) million and $2.4 million during the three and nine months ended June 30, 2010, and $56.7 million and $(42.3) million during the three and nine months ended June 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). As of June 30, 2010, the Company revised its calculation methodology to follow the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company’s calculations as of June 30, 2010 and September 30, 2009, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	June 30, 2010	September 30, 2009	Capital Adequacy Minimum
Tier 1 capital	$5,214,547	$5,495,995	N/A
Total risk-based capital	5,220,341	5,503,022	N/A
Tier 1 leverage ratio	67%	75%	4%
Tier 1 risk-based capital ratio	62%	97%	4%
Total risk-based capital ratio	62%	97%	8%

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

During the first half of fiscal year 2010, market returns improved as the global economy appeared to emerge from recession and move toward recovery. However, the sovereign debt crisis in Europe led to more turbulent conditions and lower returns throughout the world during the third fiscal quarter, as evidenced by 12% and 11% decreases in the MSCI World Index and the S&P 500 Index. The indexes decreased by 6% and 1% for the nine months ended June 30, 2010.

Our total assets under management at June 30, 2010 were $570.5 billion, 3% lower than the balance at March 31, 2010, but 26% higher than the balance at June 30, 2009. Simple monthly average assets under management for the three and nine months ended June 30, 2010 increased 36% and 31% from the same periods in the prior fiscal year. Net new flows remained strong in our third quarter, totaling $18.8 billion and $50.5 billion for the three and nine months ended June 30, 2010. However, significant market depreciation of $34.5 billion during the quarter eliminated the year-to-date appreciation as of March 31, 2010, resulting in net depreciation of $1.4 billion for the nine month period. Long-term sales activity for the quarter increased 10% from the prior quarter and 83% from the same period in the prior year, mainly due to increases in sales of our global/international taxable fixed-income products.

Our revenues and operating income improved versus the prior fiscal year periods consistent with the improved market conditions and our positive net new flows.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2010	2009		2010	2009
Operating Income	$521.6	$326.2	60%	$1,449.7	$817.9	77%
Net Income attributable to Franklin Resources, Inc.	360.5	297.7	21%	1,072.8	529.4	103%
Earnings per Share
Basic	$1.59	$1.28	24%	$4.70	$2.28	106%
Diluted	1.58	1.28	23%	4.68	2.27	106%
Operating Margin [1]	34%	30%		34%	28%

[1]	Defined as operating income divided by total operating revenues.

Operating income increased for the three and nine months ended June 30, 2010 as compared to the same periods in the prior fiscal year. The increases were primarily due to 47% and 44% increases in investment management revenue, which resulted from 36% and 31% increases in simple monthly average assets under management and higher effective management fee rates during the current fiscal year periods.

Net income attributable to Franklin Resources, Inc. increased for the three months ended June 30, 2010 primarily due to a $195.4 million increase in operating income, partially offset by a $123.6 million decrease in other income (expenses). Other income (expenses) decreased primarily due to current fiscal year losses from equity method investees and consolidated sponsored investment products.

Net income attributable to Franklin Resources, Inc. increased for the nine months ended June 30, 2010 primarily due to a $631.8 million increase in operating income and a $111.7 million increase in other income (expenses). Other income (expenses) increased primarily due to higher investment valuations resulting from improved market conditions.

Diluted earnings per share increased in both periods consistent with the increases in net income as well as 2% decreases in diluted average common shares outstanding resulting primarily from the repurchase of shares of our common stock.

Assets Under Management

Assets under management by investment objective were as follows:

(dollar amounts in billions)	June 30, 2010	June 30, 2009	Percent Change
Equity
Global/international	$172.9	$153.1	13%
Domestic (U.S.)	63.2	56.7	11%

Total equity	236.1	209.8	13%

Hybrid	101.6	85.8	18%
Fixed-Income
Tax-free	73.8	62.4	18%
Taxable
Global/international	109.4	50.2	118%
Domestic (U.S.)	43.3	35.5	22%

Total fixed-income	226.5	148.1	53%
Cash Management[1]	6.3	7.5	(16)%

Total	$570.5	$451.2	26%

Simple Monthly Average for the Three-Month Period[2]	$583.1	$428.0	36%

Simple Monthly Average for the Nine-Month Period[2]	$557.6	$424.6	31%

[1]	Includes both U.S.-registered money market funds and non-U.S. registered funds with similar investment objectives.
[2]	Investment management fees from approximately 56% of our assets under management at June 30, 2010 were calculated using daily average assets under management.

Assets under management at June 30, 2010 were 26% higher than they were at June 30, 2009, primarily due to positive net new flows of $62.7 billion and market appreciation of $59.3 billion during the twelve-month period. The increases occurred in both equity and fixed-income products as improved market conditions led to significant valuation increases, higher sales and lower redemptions. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, increased 36% and 31% during the three and nine months ended June 30, 2010, as compared to the same periods in the prior fiscal year.

The simple monthly average mix of assets under management is shown below. The change in mix for the nine months ended June 30, 2010 as compared to the same period in the prior fiscal year reflects an investor shift to lower risk investments during the prior twelve months.

	Nine Months Ended June 30,
	2010	2009
Equity	45%	47%
Hybrid	18%	19%
Fixed-income	36%	32%
Cash management	1%	2%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	June 30, 2010	Percent of Total	June 30, 2009	Percent of Total
United States[1]	$409.9	72%	$339.2	75%
Europe[2]	72.0	13%	44.6	10%
Asia-Pacific[3]	59.6	10%	41.0	9%
Canada	29.0	5%	26.4	6%

Total	$570.5	100%	$451.2	100%

[1]	Approximately 67% and 70% of our operating revenues originated from U.S. operations in the nine months ended June 30, 2010 and 2009.
[2]	Europe sales region includes Middle East and Africa.
[3]	Asia-Pacific sales region includes Latin America and Australia.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2010	2009		2010	2009
Beginning assets under management	$586.8	$391.1	50%	$523.4	$507.3	3%
Long-term sales	51.0	27.9	83%	139.6	75.5	85%
Long-term redemptions	(33.6)	(22.4)	50%	(91.1)	(92.3)	(1)%
Net cash management	1.4	0.5	180%	2.0	(0.9)	NM

Net new flows	18.8	6.0	213%	50.5	(17.7)	NM
Reinvested distributions	3.1	2.7	15%	8.9	11.7	(24)%

Net flows	21.9	8.7	152%	59.4	(6.0)	NM
Distributions	(3.7)	(3.3)	12%	(10.9)	(14.8)	(26)%
Appreciation (depreciation) and other	(34.5)	54.7	NM	(1.4)	(35.3)	(96)%

Ending Assets Under Management	$570.5	$451.2	26%	$570.5	$451.2	26%

Assets under management decreased during the three months ended June 30, 2010, resulting from market depreciation of $34.5 billion, primarily in our equity products, partially offset by positive net new flows of $18.8 billion, primarily in our fixed-income products.

Assets under management increased during the nine months ended June 30, 2010, resulting from $50.5 billion of positive net new flows, primarily in our fixed-income products, partially offset by $1.4 billion of market depreciation, primarily in our equity products.

Investment Management Fee Rate

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.612% for the nine months ended June 30, 2010 from 0.559% for the same period in the prior fiscal year. The increase was primarily due to higher levels of global/international assets under management and performance fees earned. Generally, investment management fees earned on global/international products are higher than fees earned on domestic (U.S.) products.

Operating Revenues

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2010	2009		2010	2009
Investment management fees	$915.9	$625.0	47%	$2,558.6	$1,778.2	44%
Underwriting and distribution fees	529.3	365.2	45%	1,514.1	974.8	55%
Shareholder servicing fees	73.0	67.1	9%	214.0	200.0	7%
Consolidated sponsored investment products income, net	1.4	2.9	(52)%	2.4	6.6	(64)%
Other, net	14.5	13.4	8%	35.5	(4.4)	NM

Total Operating Revenues	$1,534.1	$1,073.6	43%	$4,324.6	$2,955.2	46%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased for the three and nine months ended June 30, 2010 primarily due to 36% and 31% increases in simple monthly average assets under management. The increases were also impacted by higher effective management fee rates during both periods.

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

Overall, underwriting and distribution fees increased for the three and nine months ended June 30, 2010. Underwriting fees increased 50% and 84% primarily due to 66% and 109% increases in gross commissionable sales, partially offset by a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees increased 42% for the three and nine months ended June 30, 2010 primarily due to 36% and 31% increases in simple monthly average assets under management.

Shareholder Servicing Fees

We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of assets under management. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 3.2 million accounts closed in the U.S. during calendar year 2009 were no longer billable effective July 1, 2010, as compared to approximately 2.1 million accounts closed during calendar year 2008 that were no longer billable effective July 1, 2009. Approximately 235.6 thousand accounts closed in Canada during calendar year 2009 were no longer billable effective May 1, 2010, as compared to approximately 300.0 thousand accounts closed during calendar year 2008 that were no longer billable effective May 1, 2009.

Shareholder servicing fees increased for the three and nine months ended June 30, 2010 primarily due to 5% increases in simple monthly average billable shareholder accounts and favorable currency impacts during both periods. The account increases were predominantly related to shareholder accounts originated in the United States. The favorable currency impacts mainly resulted from 14% and 16% increases in the value of the Canadian dollar against the U.S. dollar during the three and nine month periods.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net decreased for the three and nine months ended June 30, 2010, reflecting investment performance and net asset balances of the specific sponsored investment products that we consolidated during each period and the deconsolidation of certain sponsored investment products during each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue increased for the three and nine months ended June 30, 2010 primarily due to gains from increases in the fair value of retained interests from securitizations of $3.1 million and $2.7 million, compared to losses from decreases in fair value during the same periods in the prior fiscal year of $0.8 million and $44.5 million. The increases were partially offset by $1.8 million and $5.9 million decreases in servicing fees from automobile loans.

Operating Expenses

The table below presents the percentage change in each expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2010	2009		2010	2009
Underwriting and distribution	$519.6	$350.7	48%	$1,473.7	$933.7	58%
Compensation and benefits	280.3	230.9	21%	805.7	711.7	13%
Information systems, technology and occupancy	76.0	68.2	11%	214.2	202.2	6%
Advertising and promotion	38.0	27.9	36%	110.9	78.8	41%
Amortization of deferred sales commissions	50.1	32.9	52%	143.0	103.2	38%
Other	48.5	36.8	32%	127.4	107.7	18%

Total Operating Expenses	$1,012.5	$747.4	35%	$2,874.9	$2,137.3	35%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The increases in underwriting and distribution expenses for the three and nine months ended June 30, 2010 were consistent with the 45% and 55% increases in underwriting and distribution revenues during the same periods.

Compensation and Benefits

Compensation and benefit expenses increased for the three and nine months ended June 30, 2010 primarily due to increases in variable compensation and commissions, partially offset by decreases related to severance costs incurred in the prior fiscal year. Variable compensation increases of $34.8 million and $111.6 million were mainly due to higher bonus expense based on our performance. Commissions increased $8.3 million and $20.1 million, reflecting higher levels of sponsored investment product sales.

Severance costs of $0.1 million and $36.8 million were recognized in the three and nine months ended June 30, 2009 related to reductions in our global workforce of approximately 10% announced during the first half of fiscal year 2009. Lower salaries, wages and benefits resulting from reduced staffing levels during the current fiscal year were offset by unfavorable currency impacts and annual merit salary adjustments effective December 1, 2009. The level of our global workforce throughout the current year was lower than in each of the same periods in the prior fiscal year until June 2010. At June 30, 2010, our global workforce had increased to approximately 7,900 employees from approximately 7,800 employees at June 30, 2009.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased for the three and nine months ended June 30, 2010 primarily due to non-recurring occupancy costs of approximately $6.0 million relating to a property sublease.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2010	2009	2010	2009
Net carrying value at beginning of period	$56.9	$67.9	$65.2	$66.5
Additions during period, net of disposals	10.4	4.9	18.9	22.3
Amortization during period	(9.0)	(7.9)	(25.8)	(23.9)

Net Carrying Value at End of Period	$58.3	$64.9	$58.3	$64.9

Advertising and Promotion

Advertising and promotion expenses increased for the three and nine months ended June 30, 2010 primarily due to $6.5 million and $26.6 million increases in marketing support payments to intermediaries resulting from higher product sales and assets under management.

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

Amortization of deferred sales commissions increased for the three and nine months ended June 30, 2010 mainly due to higher product sales with up-front commissions in fiscal year 2010, primarily related to U.S. funds. Accelerated amortization of the DCA repurchased from LAFL also contributed to the increase for the nine-month period.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased for the three and nine months ended June 30, 2010 primarily due to $10.2 million and $16.3 million increases in fund administration services and shareholder servicing fees payable to external parties, which resulted from higher average assets under management.

Other Income (Expenses)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2010	2009	2010	2009
Consolidated sponsored investment products gains (losses), net	$(14.7)	$44.5	$6.1	$(14.1)
Investment and other income (losses), net	(7.3)	52.6	68.2	(26.3)
Interest expense	(4.8)	(0.2)	(6.5)	(3.5)

Other income (expenses), net	$(26.8)	$96.9	$67.8	$(43.9)

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

Other income (expenses) decreased to a net loss position for the three months ended June 30, 2010, as compared to a net income position in the prior fiscal year, primarily due to lower investment valuations. The market conditions resulted in net losses from equity method investees of $37.7 million and securities held by our consolidated sponsored investment products of $14.7 million, compared to net gains of $27.9 million and $44.5 million in the prior fiscal year. Additionally, net gains from trading investments decreased by $16.8 million. These decreases were partially offset by increases of $12.8 million in realized gains on sale of available-for-sale investment securities and $12.3 million in foreign currency exchange gains.

Other income (expenses) increased to a net income position for the nine months ended June 30, 2010, as compared to a net loss position in the prior fiscal year, primarily due to higher investment valuations during the first half of the current fiscal year. The market recovery resulted in a $58.3 million decrease in other-than-temporary impairments of available-for-sale investments, and current year net gains from trading investments of $24.0 million, sale of available-for-sale investment securities of $13.1 million and securities held by our consolidated sponsored investment products of $6.1 million, compared to net losses of $29.4 million, $12.4 million and $14.1 million in the prior fiscal year. These increases were partially offset by reductions of $16.8 million in interest income, $13.6 million in capital gain distributions and $11.8 million in income from equity method investees.

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

Our effective income tax rates were 27.31% and 29.11% for the three and nine months ended June 30, 2010, as compared to 27.47% and 32.06% for the same periods in the prior fiscal year. The decreases were primarily due to a change in the mix of earnings combined with a favorable international tax ruling.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital:

(in millions)	June 30, 2010	September 30, 2009
Balance Sheet Data
Assets
Liquid assets	$6,458.8	$5,832.6

Cash and cash equivalents	$3,990.6	$3,104.5

Liabilities
Debt
Commercial paper	$0	$64.2
Federal Home Loan Bank (“FHLB”) advances	51.0	57.0
Long-term debt	898.8	0

Total debt	$949.8	$121.2

	Nine Months Ended June 30,
(in millions)	2010	2009
Cash Flow Data
Operating cash flows	$1,339.9	$489.0
Investing cash flows	(9.4)	(374.2)
Financing cash flows	(414.6)	(254.6)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at June 30, 2010 increased primarily due to net cash provided by operating activities, partially offset by net cash used in financing activities. At June 30, 2010, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 48% and 52%, as compared to approximately 49% and 51% at September 30, 2009. The percentage of cash and cash equivalents held by our U.S. operations decreased slightly primarily due to dividends paid to our shareholders and common stock repurchases, partially offset by proceeds from the issuance of long-term debt.

The increase in total debt outstanding during the nine months ended June 30, 2010 primarily relates to the issuance of long-term debt in May 2010, partially offset by the repayment of previously issued commercial paper.

We experienced an increase in net cash provided by operating activities during the nine months ended June 30, 2010, as compared to the same period in the prior fiscal year, primarily due to an increase in net income. Net cash used in investing activities decreased mainly due to a decrease in purchases of investments, partially offset by a decrease in liquidations of investments and an increase in loans receivable. Net cash used in financing activities increased during the nine months ended June 30, 2010, as compared to the same period in prior fiscal year, primarily due to increased dividends paid on common stock and common stock repurchases, partially offset by proceeds from the issuance of long-term debt.

Capital Resources

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue additional debt or equity securities.

In March 2008, we filed an automatic shelf registration statement with the SEC as a “well-known seasoned issuer”. Using the shelf registration statement, we may sell, at any time and from time to time, in one or more offerings, our shares of common stock, shares of preferred stock, debt securities, convertible securities, warrants or units.

In May 2010, we completed the issuance of senior unsecured and unsubordinated notes with a face value of $900.0 million. The net proceeds from the issuance of the notes are available for general corporate purposes; a portion of the proceeds has been used for the repayment of previously issued commercial paper. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The notes were issued collectively at a discount of $1.2 million that is being amortized over the term of the notes. We incurred approximately $6.4 million in debt issuance costs, which are included in other non-current assets in the condensed consolidated balance sheet and are being amortized over the term of the notes. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if we consolidate or merge with, or sell all or substantially all of our assets to, another entity. As of June 30, 2010, we were in compliance with the covenants of the notes.

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At June 30, 2010, we had $51.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.64% at June 30, 2010 and are subject to collateralization requirements.

At June 30, 2010, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program and $14.1 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $209.1 million available through the secured Federal Reserve Bank short-term discount window and $56.3 million available in secured FHLB short-term borrowing capacity. On June 9, 2010, our $420.0 million five-year revolving credit facility expired with no borrowings outstanding.

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

On June 15, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.22 per share which was payable on July 9, 2010 to stockholders of record on June 30, 2010.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2010, we repurchased 2.1 million and 4.9 million shares of our common stock at costs of $212.3 million and $503.8 million. The common stock repurchases made as of June 30, 2010 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At June 30, 2010, approximately 4.7 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2009. At June 30, 2010, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2009, except for our capital commitments from the issuance of long-term debt disclosed in Note 10 – Debt in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

Our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 8 – Securitization of Loans Held for Sale in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q). Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $371.0 million at June 30, 2010 and $551.4 million at September 30, 2009.

In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2010 and September 30, 2009, we held cash of approximately $171.4 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

Fair Value Measurements

We record substantially all of our investments in the consolidated financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

Level 3 assets represented approximately 2.2% of total assets measured at fair value at June 30, 2010 and Level 3 liabilities measured at fair value were insignificant. There were no transfers into and immaterial transfers out of Level 3 during the nine months ended June 30, 2010.

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

We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2009. We did not recognize any impairment because our estimates of the fair values of our reporting unit and our indefinite-lived assets exceeded their respective carrying values. A hypothetical 500 basis point decline in the assets under management growth rate or a 500 basis point increase in the discount rate would not have caused either the investment management and related services reporting unit or the management contracts to fail step one of the impairment tests for goodwill or indefinite-lived intangible assets.

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

As of June 30, 2010, approximately 11% of our indefinite-lived intangible assets related to investment management contracts of Franklin Templeton Asset Management (India) Private Limited (“FTAMIPL”). As a result of recent clarifications made to regulations implemented in 2009 by the Securities and Exchange Board of India, certain expenses are expected to increase which will negatively impact FTAMIPL’s pre-tax profit margin and therefore indicated potential impairment of its indefinite-lived intangible assets. We tested these intangible assets for impairment as of June 30, 2010, and the related discounted future cash flow projections exceeded their carrying values by approximately 60%. The assumptions used in our impairment test for FTAMIPL indefinite-lived intangible assets were developed taking into consideration ongoing regulatory and market conditions. As of June 30, 2010, a decline in the pre-tax profit margin of approximately 800 basis points may cause the fair value of these indefinite-lived intangible assets to be below the asset carrying value.

We determined that no events occurred or circumstances changed subsequent to August 1, 2009 that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets other than those related to FTAMIPL might be impaired. Accordingly, there were no impairments to goodwill or indefinite-lived intangible assets.

We test definite-lived intangible assets for impairment quarterly. As of June 30, 2010, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 50% and 10%, respectively. We estimated the undiscounted future cash flows using assets under management growth rates ranging from -6.2% to 6.0% depending on the type of management contracts. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of June 30, 2010, a decline in the assets under management of approximately 800 basis points could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of June 30, 2010 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

RISK FACTORS

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience substantial volatility and disruption. Although global market conditions have shown some stabilization and improvement, the decline in global market conditions has in the past resulted in significant decreases in our assets under management, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act, as well as other legislative and regulatory changes, could impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products.

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

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The provisions of the Reform Act are expected to have an impact on our banking/finance business. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies, and related institutions, including with respect to regulation and supervision in the banking industry and, the imposition of various restrictions and limitations on certain activities. The Reform Act includes a number of measures that increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities. We are not able to predict at this time the specific guidelines or regulations that may be adopted by regulatory agencies having authority over us or the impact that any changes in regulation would have on our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act of 1940, which could affect our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as recent proposals by the Obama administration, if enacted, could increase the amount of taxes we are required to pay and have a significant adverse impact on our future results of operations and profitability.

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

We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations required to be adopted under the Reform Act as well as regulations under consideration outside the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.

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

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa, and Australia. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized, and liquidity needs could affect our banking business. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the Bank Holding Company Act of 1956. Franklin and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if Franklin or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies which will apply to our business. In addition, liquidity needs could affect our banking business, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, FHLB and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

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

At June 30, 2010, we have considered the potential impact of a 2% movement in market interest rates on our investment in debt securities, outstanding debt, and interest earning assets, net of interest-bearing liabilities of our banking/finance segment. Based on our analysis, we do not expect such a change to have a material impact on our operating revenues or results of operations in the next twelve months for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Canadian Dollar, and Indian Rupee. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at June 30, 2010. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 3% of the total cash and cash equivalents and investments at June 30, 2010. We do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following table summarizes the effect of a 10% increase or decrease in the carrying values of our financial instruments that are subject to market valuation risks at June 30, 2010.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$473,895	$521,285	$426,505
Investment securities, available-for-sale	895,394	984,933	805,855

Total Current	$1,369,289	$1,506,218	$1,232,360

Banking/Finance
Investment securities, trading	$24,551	$27,006	$22,096
Investment securities, available-for-sale	430,243	473,267	387,219

Total Banking/Finance	$454,794	$500,273	$409,315

Non-Current
Investment securities, available-for-sale	$104,121	$114,533	$93,709

Total	$1,928,204	$2,121,024	$1,735,384

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash, cash equivalents and investments portfolio by investment objective at June 30, 2010 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$3,990,622	61%	$0	0%

Investment Securities
Equity
Domestic (U.S.)	66,232	1%	36,485	7%
Global/international	282,377	4%	150,155	30%

Total equity	348,609	5%	186,640	37%
Hybrid	47,960	1%	13,157	3%
Fixed-Income
Tax-free	82,411	1%	0	0%
Taxable
Domestic (U.S.)	924,705	14%	138,872	28%
Global/international	524,519	8%	159,777	32%

Total fixed-income	1,531,635	23%	298,649	60%

Total Investment Securities	1,928,204	29%	498,446	100%
Other[1]	645,544	10%	0	0%

Total Cash and Cash Equivalents and Investments	$6,564,370	100%	$498,446	100%

[1]	Includes investments in equity method investees and other investments.

Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $223.5 million at June 30, 2010, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities. Investment securities, trading also include securities held by our banking/finance operating segment, which amounted to $24.6 million at June 30, 2010.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act, as well as other legislative and regulatory changes, could impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The provisions of the Reform Act are expected to have an impact on our banking/finance business. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies, and related institutions, including with respect to regulation and supervision in the banking industry and, the imposition of various restrictions and limitations on certain activities. The Reform Act includes a number of measures that increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities. We are not able to predict at this time the specific guidelines or regulations that may be adopted by regulatory agencies having authority over us or the impact that any changes in regulation would have on our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act of 1940, which could affect our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as recent proposals by the Obama administration, if enacted, could increase the amount of taxes we are required to pay and have a significant adverse impact on our future results of operations and profitability.

We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations required to be adopted under the Reform Act as well as regulations under consideration outside the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa, and Australia. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized, and liquidity needs could affect our banking business. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the Bank Holding Company Act of 1956. Franklin and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if Franklin or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies which will apply to our business. In addition, liquidity needs could affect our banking business, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, FHLB and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

In addition, the following risk factor has been deleted:

Our ability to maintain the beneficial tax treatment we anticipate with respect to non-U.S. earnings we have repatriated is based on current interpretations of the American Jobs Creation Act of 2004 (the “Jobs Act”) and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended June 30, 2010.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2010	84,912	$112.94	84,912	6,781,812
May 2010	1,123,053	$104.41	1,123,053	5,658,759
June 2010	928,466	$92.00	928,466	4,730,293

Total	2,136,431		2,136,431

Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock, including the most recent announcements made in January 2008 and March 2009. At June 30, 2010, approximately 4.7 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010 (File No. 001-09318).

Exhibit 4	Second Supplemental Indenture dated as of May 20, 2010 by and between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, (inclusive of the form of global note of the Registrant’s 2.000% Notes due 2013, the Registrant’s 3.125% Notes due 2015 and the Registrant’s 4.625% Notes due 2010), incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.*

*	To be furnished in an amendment to this Form 10-Q to be filed no later than 30 days after the filing date of this Form 10-Q, as permitted by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: August 5, 2010	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010 (File No. 001-09318).

Exhibit 4	Second Supplemental Indenture dated as of May 20, 2010 by and between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, (inclusive of the form of global note of the Registrant’s 2.000% Notes due 2013, the Registrant’s 3.125% Notes due 2015 and the Registrant’s 4.625% Notes due 2010), incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.*

*	To be furnished in an amendment to this Form 10-Q to be filed no later than 30 days after the filing date of this Form 10-Q, as permitted by Rule 405 of Regulation S-T.