Form 10-K
period 2010-09-30
FRANKLIN RESOURCES INC
filed 2010-11-16
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

                    ☐  YES     ☒  NO

The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2010 (the last business day of registrant’s second quarter of fiscal year 2010), was approximately $16.4 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

Number of shares of the registrant’s common stock outstanding at October 31, 2010: 223,993,333.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2010, are incorporated by reference into Part III of this report.

PART I

Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (“Risk Factors”), that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “plan”, “seek”, “estimate”, or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this report that speculate about future events are “forward-looking statements”.

While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.

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

In our primary business and operating segment, investment management and related services, we provide services to investment funds in jurisdictions worldwide, which include U.S.- and non-U.S.-registered open-end and closed-end funds (“U.S. Funds” and “Non-U.S. Funds”), unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). As of September 30, 2010, we had $644.9 billion in assets under management with approximately 21.1 million billable shareholder accounts worldwide. Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products include a broad range of equity, hybrid, fixed-income and cash management funds and accounts. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or that of others.

The investment funds that we manage have various investment objectives designed to meet the needs and goals of different investors. Most of the investment funds we manage are open-end mutual funds that continuously offer their shares to investors. We also offer closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. The funds themselves do not have direct employees. To support their operations, the funds contract with separate entities, including our subsidiaries, to provide investment management, administrative, custody, transfer agency, operational and other services required by the funds. An investment advisory entity manages a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of an open-end fund through a broker/dealer, bank or other intermediary which may provide investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. An open-end fund will typically pay fees to distributors that market and distribute the fund’s shares to broker/dealers who sell the shares directly to investors. Broker/dealers and other intermediaries may earn commissions and receive other compensation with respect to the shares sold to investors.

In our secondary business and operating segment, banking/finance, we provide clients with select retail banking, private banking and consumer lending services through our bank subsidiaries.

Although the financial markets improved during the fiscal year ended September 30, 2010 (“fiscal year 2010”), the business and regulatory environments in which we operate remain uncertain and subject to change. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”), which is expected to impose additional restrictions and limitations on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted.

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

In October 2003, we expanded our private equity investment management services in emerging markets when we acquired all of the remaining outstanding shares of Darby Overseas Investments, Ltd. and all of the remaining outstanding limited partnership interests of Darby Overseas Partners, L.P. (collectively, “Darby”), in which we previously held a partial interest. Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth individuals that invest primarily in emerging markets, private equity, and mezzanine finance transactions, including regional and specialized sector funds.

In July 2006, we completed the purchase of all of the remaining interests in a Brazilian asset management company, Bradesco Templeton Asset Management Ltda., in which we previously held a partial interest. Upon acquisition, the company was renamed Franklin Templeton Investimentos (Brasil) Ltda.

LINES OF BUSINESS

I.	Investment Management and Related Services Business

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

Our investment management business is primarily conducted through our subsidiaries, including subsidiaries registered with the United States Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subsidiaries registered as equivalent investment advisers in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Malaysia, Mexico, Singapore, The Bahamas and the United Kingdom (“U.K.”), and certain other subsidiaries.

A.	Types of Assets Under Management (“AUM”)

Fees for providing investment management and related services (“investment management fees”) are generally based upon the monetary value of assets under management in the accounts that we advise, the investment category of the account and the types of services that we provide for an account. As of September 30, 2010, the types of assets under management by investment category for the various services described below and held by investors on a worldwide basis were:

Type of Asset	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential or various combinations thereof	$273.7	42.4%

Hybrid
Asset allocation, balanced, flexible and income-mixed funds	110.8	17.2%

Fixed-Income
Both long-term and short-term	253.8	39.4%

Cash Management
Short-term liquid assets	6.6	1.0%

Total	$644.9	100.0%

Broadly speaking, the change in the net assets of our sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility, resulting from changes in the global financial and equity markets. In addition, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Despite the risk of volatility, we believe that we are more competitive as a result of the greater diversity of our sponsored investment products available to our customers.

B.	Types of Investment Management and Related Services

1.	Investment Management Services Overview

We provide our investment management services pursuant to agreements in effect with each of our sponsored investment products and the sub-advised accounts that we manage. Investment management services include services to managed accounts with full investment discretion, and to advisory accounts with no investment discretion. Advisory accounts for which we do not have investment discretion may or may not include the authority to trade for the account. Our investment management services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research includes the utilization of such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. In addition, research services provided by brokerage firms are used to support our findings. Our management fee on an account varies, among other things, upon the types of services that we provide for the account.

Our subsidiaries providing discretionary investment management services for our sponsored investment products and sub-advised accounts either perform or obtain investment research and determine which securities the sponsored investment products or sub-advised accounts will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, if applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with detailed criteria set forth in the management agreement for each account, internal policies, and applicable law and practice. Our subsidiaries conducting non-discretionary investment management services perform investment research for our clients and recommend which securities the clients will purchase, hold or sell. In such cases, the subsidiaries may or may not perform trading activities for the products.

The funds themselves do not have direct employees. Through our subsidiaries, we provide and pay the salaries of personnel who serve as officers of our funds, including the administrative personnel necessary to conduct such funds’ day-to-day business operations. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities (unless these facilities are provided by another subsidiary); authorization of expenditures and approval of bills for payment; preparation of registration statements, proxy statements and annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. In some cases our subsidiaries are compensated, based on a percentage of assets under management, under separate administration agreements with the funds. In other cases, our investment management subsidiary compensates our subsidiaries from fees received from our funds and clients. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.

For the most part, the investment management agreements between our subsidiaries and our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by the directors/trustees that are not interested persons of such fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities.

Our U.S. investment management agreements automatically terminate in the event of their “assignment”, as defined in the Investment Company Act. In addition, either party may terminate such an agreement without penalty after prior written notice. If agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on us.

Under the majority of our investment management agreements, the funds pay us a monthly fee in arrears based upon a fund’s average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels. Annual rates vary by investment objective and type of services provided. Our investment management agreements generally permit us to provide investment management services to more than one fund and to other clients so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.

We use a “master/feeder” fund of funds structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest substantially all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds”, which can offer a variety of service and distribution options. A management fee may be charged either at the master fund level or the feeder fund level depending on the specific requirements of the fund, although, funds also involving performance fees or carried interest will typically charge these together with management fees at the master fund level. Administrative, shareholder servicing and custodian fees are often waived at the feeder fund level and only charged at the master fund level, although the feeder funds will indirectly bear their pro-rata share of the expenses of the master fund as an investor in the master fund. Fees and expenses specific to a feeder fund may be charged at the level of that feeder fund. In addition, our U.S. funds of funds enter into expense allocation arrangements with their affiliated underlying funds pursuant to which the underlying funds pay certain expenses of the fund of funds.

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

A significant portion of our revenues are generated from providing underwriting and distribution services. Our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers.

Franklin/Templeton Distributors, Inc. (“FTDI”), a wholly-owned subsidiary of Franklin, acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide underwriting and distribution services to our Non-U.S. Funds distributed outside the United States. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn underwriting and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI or our non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with underwriting and distributing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Certain share classes, such as Class A shares, are sold without a front-end sales charge to shareholders when minimum investment criteria are met, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class B shares, which are available in some of our Non-U.S. Funds and in the Section 529 college savings plans that we manage and distribute, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a certain number of years from the original purchase date. Although our open-end U.S. Funds that had offered Class B shares no longer offer these shares, existing Class B shareholders may continue to exchange shares into Class B shares of different funds and may continue to reinvest dividends on Class B shares in additional Class B shares. Class C shares also have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares do have a back-end sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be competitive by increasing our presence in various distribution channels. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the United States only. Outside of the United States, we offer additional share classes in response to local needs. Also, outside of the United States, Class X shares are available which are not subject to an initial charge or an investment management fee.

In the United States, we also offer U.S. Advisor Class shares in many of our funds, and we offer Class Z shares in the Mutual Series funds, both of which have no sales charges. Franklin Global Trust offers a share class with no sales charge primarily to high net-worth or institutional investors. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees, current and former officers, trustees and directors and certain Section 529 college savings plans. In the United States, we also offer money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the United States, we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country(ies) in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.

Some of our insurance products funds offered for sale in the United States offer a four-class share structure, Class 1, Class 2, Class 3 and Class 4 shares, which are offered at net asset value without a sales charge directly to insurance company separate accounts.

Internationally, we offer types of share classes based on the local needs of the investors in a particular market, subject to applicable regulations which may change over time. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply. Our Non-U.S. Funds have sales charges and fee structures that vary by region.

We derive nearly all of our fund sales through third-party broker/dealers and other similar intermediaries. The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of fund shares to qualifying broker/dealers and intermediaries. These broker/dealers receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2010, approximately 1,700 local, regional and national securities brokerage firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,600 banks, securities firms and financial advisers offered shares of our cross-border Non-U.S. Funds for sale outside of the United States. In the United States, we have approximately 100 general wholesalers who interface with financial intermediaries.

Most of our open-end U.S. Funds, with the exception of certain of our money market funds as well as certain high net-worth and institutional funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act (“Rule 12b-1”). Under the Rule 12b-1 Plans the funds bear certain expenses relating to the distribution of their shares, such as expenses for marketing, marketing support, advertising, printing and sales promotion, and may provide for the funds to reimburse such expenses that FTDI incurs in distributing the funds, subject to the Rule 12b-1 Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on its average daily net assets under management. The SEC has proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.

The Rule 12b-1 Plans are established for an initial term of one year and, thereafter, must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenue are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds in the local market arranges for and pays commissions and certain other fees to banks and other intermediaries, a portion of which fees is paid from maintenance fees received by the subsidiary and a portion of which may derive from the management fees paid to our various affiliates by the funds.

Historically, Class B (or equivalent) and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations were financed through transfers to or other arrangements with a company in which we held a 49% ownership interest. All DCA held by this company was sold to FTDI or the holder of the 51% ownership interest in September 2009, and repayments to the company under these financing arrangements were discontinued. We liquidated our ownership interest in the company in December 2009.

FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:

Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. Consistent with the provisions and limitations set forth in a fund’s Rule 12b-1 Plan, the fund may reimburse a broker/dealer for the cost of some or all of the marketing support payments. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. In the case of any one broker/dealer, marketing support payments may not exceed the sum of 0.08% of that broker/dealer’s current year’s total sales of our U.S. Funds and 0.05% (or 0.03%) of the total assets of equity (or fixed-income) of our U.S. Funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker/dealers that receive such marketing support payments. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans. Marketing support or similar payments made to intermediaries located outside the United States, with respect to investments in Non-U.S. Funds, may exceed the above-stated limitations.

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

We receive shareholder servicing fees for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. One of our subsidiaries, Franklin Templeton Investor Services, LLC (“FTIS”), serves as shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee that varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. Other subsidiaries provide similar services to our non-U.S. Funds, and in some cases are compensated based on assets under management.

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

4.	High Net-Worth Investment Management and Related Services

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

5.	Institutional Management

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension plans. Our subsidiaries offer a wide range of both U.S. and international equity, fixed-income and specialty strategies through a variety of investment vehicles, including separate accounts, open-end and closed-end funds and unregistered funds. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional”.

Through various legal entities, including Franklin Templeton Institutional, LLC and various non-U.S. subsidiaries, we distribute and market globally the different investment management capabilities of our various investment management subsidiaries under the Franklin, Templeton, Mutual Series, Bissett and Darby brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants, through direct sales efforts and through additional mandates from our existing client relationships.

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

6.	Trust and Custody

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

7.	Private Equity Investment Management

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

C.	Summary of Our Sponsored Investment Products

Our sponsored investment products are offered globally to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the United States and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our sponsored investment products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations and pension funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

1.	Investment Objectives Overview

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

As of September 30, 2010 we had $644.9 billion in assets under management. Our open-end U.S. Funds (excluding our insurance products trust) accounted for $323.0 billion of our assets under management. As of September 30, 2010, our five largest open-end U.S. Funds and their net assets under management were Franklin Income Fund ($54.5 billion), Templeton Global Bond Fund ($41.0 billion), Templeton Growth Fund ($17.3 billion), Mutual Global Discovery Fund ($17.2 billion) and Franklin California Tax-Free Income Fund ($15.0 billion). These five funds represented, in the aggregate, approximately 22% of all of our sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 21 funds to U.S. investors, with assets of $30.7 billion as of September 30, 2010. Our insurance products funds are available as investment options through variable insurance contracts and are also sold to certain funds of funds. Most of the insurance products funds have been fashioned after some of our more popular retail U.S. Funds offered to the general public and are managed, in most cases, by the same investment advisors.

We also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. stock exchanges. Our closed-end U.S. Funds accounted for $4.8 billion of our assets under management.

In addition, $150.4 billion of our assets under management were held in open-end and closed-end funds that are sold outside of the United States, and whose investment objectives vary, but are largely international and global equity and global fixed-income oriented. We provide investment management, marketing and distribution services to SICAV funds, contract-type funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in non-U.S. market places, as well as to locally organized funds in various countries outside the United States. In some countries, we offer products for the particular local market. For example, FTAMIPL, one of our subsidiaries in India, manages various local open-end and closed-end funds offered to investors in India, with assets under management of $8.9 billion as of September 30, 2010.

Our private investment funds, typically structured as limited partnerships or companies, which include our Darby products, private equity real estate and private equity emerging market funds, accounted for $4.6 billion of our assets under management.

On a company-wide basis, our institutional, separate, high net-worth and other accounts accounted for $131.4 billion of assets under management.

3.	Open-End U.S. Funds and Non-U.S. Funds

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. The following table shows the various types of our open-end U.S. Funds and dedicated insurance products funds as of September 30, 2010 categorized by investment classification:

OPEN-END U.S. FUNDS

CATEGORY (and approximate amount of assets under management, as of September 30, 2010) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCTS FUNDS
I. EQUITY FUNDS ($133.9)

A. Capital Appreciation Funds ($21.2)	Seek capital appreciation; dividends are not a primary consideration.

1. Aggressive Growth Funds	Invest mainly in common stocks of small, growth companies.	4	1

2. Growth Funds	Invest mainly in common stocks of well-established companies.	10	2

3. Sector Funds	Invest mainly in companies in related fields.	6	1

B. World Equity Funds ($75.7)	Invest mainly in stocks of non-U.S. companies.

1. Emerging Market Funds	Invest mainly in companies based in developing regions of the world.	4	1

2. Global Equity Funds	Invest mainly in equity securities traded worldwide, including those of U.S. companies.	9	3

3. International Equity Funds	Invest two-thirds or more of their portfolios in equity securities of companies located outside the United States.	8	1

4. Regional Equity Funds	Invest in companies based in a specific part of the world.	5	0

C. Total Return Funds ($37.0)	Seek a combination of current income and capital appreciation.

1. Growth and Income Funds	Invest mainly in common stocks of established companies with the potential for growth and a consistent record of dividend payments.	7	5

II. HYBRID FUNDS ($65.8)	Invest in a mix of equities, fixed-income securities, and derivative instruments.

A. Asset Allocation Funds ($0.6)	Invest in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	19	1

B. Balanced Funds ($0.2)	Invest in a specific mix of equity securities and bonds with the three-part objective of conserving principal, providing income, and achieving long-term growth of both principal and income.	2	0

CATEGORY (and approximate amount of assets under management, as of September 30, 2010) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCTS FUNDS

C. Flexible Portfolio Funds ($1.8)	Invest in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	6	0

D. Income-Mixed Funds ($63.2)	Invest in a variety of income-producing securities, including equities and fixed-income instruments.	3	1
III. FIXED-INCOME – TAXABLE BOND FUNDS ($76.1)

A. High Yield Funds ($3.6)	Invest two-thirds or more of their portfolios in lower-rated U.S. corporate bonds (Baa or lower by Moody’s and BBB or lower by Standard & Poor’s rating services).	1	1

B. World Bond Funds ($46.2)	Invest in debt securities offered by non-U.S. companies and governments.

1. Global Bond Funds: General	Invest in debt securities worldwide with no stated average maturity or an average maturity of five years or more.	2	2

2. Global Bond Funds: Short-Term	Invest in debt securities worldwide with an average maturity of one to five years.	1	0

3. Other World Bond Funds	Invest two-thirds or more of their portfolios in non-U.S. government and corporate debt instruments.	2	0

C. Government Bond Funds ($15.1)	Invest in U.S. government bonds of varying maturities.

1. Government Bond Funds: Intermediate Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of five to ten years.	0	1

2. Government Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of one to five years.	1	0

3. Mortgage-Backed Funds	Invest two-thirds or more of their portfolios in pooled mortgage-backed securities.	3	0

D. Strategic Income Funds ($9.1)	Invest in a combination of U.S. fixed-income securities.	4	1

E. Corporate Bond Funds ($2.1)	Seek current income by investing in high-quality debt securities issued by U.S. corporations.

CATEGORY (and approximate amount of assets under management, as of September 30, 2010) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCTS FUNDS

1. Corporate Bond Funds: General	Invest two-thirds or more of their portfolios in U.S. corporate bonds with no stated average maturity.	1	0

2. Corporate Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. corporate bonds with an average maturity of one to five years.	2	0
IV. FIXED-INCOME –TAX-FREE BOND FUNDS ($73.2)

A. State Municipal Bond Funds ($47.6)	Invest mainly in municipal bonds issued by a particular state.

1. State Municipal Bond Funds: General	Invest mainly in single-state municipal bonds with an average maturity of greater than five years or no specific stated maturity. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	27	0

B. National Municipal Bond Funds ($25.6)	Invest mainly in bonds of various municipal issuers in the United States.

1. National Municipal Bond Funds: General	Invest mainly in municipal bonds with an average maturity of more than five years or no specific stated maturity.	4	0

2. National Municipal Bond Funds: Short-Term	Invest mainly in municipal bonds with an average maturity of one to five years.	1	0

V. CASH MANAGEMENT FUNDS ($4.7)

A. Taxable Cash Management Funds ($4.0)	Invest in short-term, high-grade money market securities with average maturities of 90 days of less.

1. Taxable Cash Management Funds: Non-Government	Invest mainly in a variety of money market instruments, including certificates of deposit from larger banks, commercial paper, and bankers’ acceptances.	5	0

B. Tax-Exempt Cash Management Funds ($0.7)	Invest in short-term municipal securities with average maturities of 90 days or less.

1. National Tax-Exempt Cash Management Funds	Invest in short-term securities of various U.S. municipal issuers.	1	0

2. State Tax-Exempt Cash Management Funds	Invest mainly in a variety of short-term securities of municipal issuers in a single state to achieve tax-free income for residents of the state.	1	0

The following table sets forth the types of our open-end Non-U.S. Funds as of September 30, 2010 categorized by investment classification and sales region.

OPEN-END NON-U.S. FUNDS1

CATEGORY (and approximate amount of assets under management, as of September 30, 2010) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS BY SALES REGION
I. EQUITY FUNDS ($63.0)

A. Global/International Equity Funds ($58.2)	Invest in securities of companies traded world-wide, including U.S. and non-U.S. companies.	Asia-Pacific: Canada: Europe: Latin America:	77 42 46 3

B. United States Equity Funds ($4.8)	Invest in equity securities of U.S. companies.	Asia-Pacific: Canada: Europe:	1 9 13

II. HYBRID FUNDS ($4.2)	Invest in a mix of global equity, fixed-income securities and derivative instruments.	Asia-Pacific: Canada: Europe: Latin America:	15 23 10 1

III. FIXED-INCOME FUNDS ($72.4)

A. Global/International Fixed- Income Funds ($65.2)	Invest world-wide in debt securities offered by non-U.S. companies and governments. These funds may also invest assets in debt securities offered by companies located in the United States.	Asia-Pacific: Canada: Europe: Latin America:	41 12 16 2

B. United States Fixed-Income Funds ($7.2)	Invest in debt securities offered by U.S. companies and the U.S. government and/or municipalities located in the United States.	Asia-Pacific: Canada: Europe:	1 2 5

IV. TAXABLE CASH MANAGEMENT FUNDS ($1.9)	Invest in securities issued or guaranteed by U.S. or non-U.S. governments or agencies.	Asia-Pacific: Canada: Europe:	4 8 3

[1]

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

II.	Banking/Finance Business

Our secondary business segment is banking/finance, which offers select retail banking, private banking and consumer lending services through our bank subsidiaries. Our banking and consumer lending activities include consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and automobile lending related to the purchase, securitization and servicing of retail installment sales contracts originated by independent automobile dealerships.

One of our subsidiaries, Fiduciary Trust, a New York state-chartered bank, with total assets of $778.8 million and total external customer deposits of $473.0 million as of September 30, 2010, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Deposits generally include demand and savings deposits, primarily from our private banking clients. Fiduciary Trust also offers investment management, custody and related services to high net-worth individuals and families and to institutional accounts.

Another of our subsidiaries, Franklin Capital Corporation (“FCC”), engages primarily in the purchase, securitization and servicing of retail installment sales contracts (“automobile contracts”) originated by independent automobile dealerships or directly. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the United States. As of September 30, 2010, FCC’s total assets included $26.3 million of outstanding automobile loan principal, $23.4 million of trading securities, representing retained interests in FCC securitizations, and $1.3 million in other fixed term assets. FCC did not enter into any automobile loan securitization transactions during fiscal years 2010 and 2009, and does not anticipate entering into any new securitization transactions during fiscal year 2011. As of September 30, 2010, FCC was servicing $320.0 million of receivables that had been securitized to date. See Note 2 – New Accounting Standards and Note 8 – Securitization of Loans Held for Sale in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

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

Our subsidiary FTB&T, a chartered federal savings bank, with total assets of $325.2 million and total external customer deposits of $182.7 million as of September 30, 2010, is insured by the FDIC. FTB&T provides general consumer loan products, such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and automobile loans, and a limited number of commercial real estate loans. FTB&T’s deposit products generally include demand, savings and time deposits from the general public and brokered time deposits. FTB&T also provides Advisor Director Trust®, a directed trust service.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Certain financial information by business segment and geographic area is contained in Note 17 – Segment Information in the notes to consolidated financial statements in Item  8 of Part II of this Form 10-K, which is incorporated herein by reference.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision which continue to change and evolve over time.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act, as well as other legislative and regulatory changes, is expected to impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that any changes in regulation would have on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted.

In the U.S., we are subject to regulation and supervision by, among others, the SEC, FINRA, the Federal Reserve Board (the “FRB”), the FDIC, the Office of Thrift Supervision (“OTS”) and the New York State Banking Department (“NYSBD”). To the extent our operations or trading in our securities take place outside the U.S., we are subject to regulation by non-U.S. regulations and regulators, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Globally, we are subject to regulation and supervision by, among others, the Australian Securities and Investment Commission; the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Office of the Superintendent of Financial Institutions Canada as well as provincial and territorial regulators of financial services and securities in Canada and the Mutual Fund Dealers Association of Canada; the Cayman Islands Regulatory Authority; the China Securities Regulatory Commission; the Autorité des Marchés Financiers in France; the Federal Financial Supervisory Authority in Germany; the Securities and Futures Commission of Hong Kong; the Securities and Exchange Board of India; the Central Bank of Ireland; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Agency in Japan; the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Malaysian Securities Commission; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in The Netherlands; the Polish Securities and Exchange Commission; the Romanian National Securities Commission; the Monetary Authority of Singapore; the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Taiwan Securities and Futures Bureau, the Ministry of Finance and the Commerce Department, Ministry of Economic Affairs in Taiwan; the Dubai Financial Services Authority in the United Arab Emirates; the Financial Services Authority in the United Kingdom; and the State Securities Commission of Vietnam.

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

FINRA Conduct Rules limit the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary in the United States, which earns underwriting commissions on the distribution of fund shares in the United States. The SEC has proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.

In addition, in connection with our secondary business segment, banking/finance, we are currently a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and the restrictions, limitations and prohibitions of the BHC Act and the GLB Act. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities, which may apply to our business.

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

The FRB also has adopted a system of risk-based capital guidelines to evaluate the capital adequacy of most bank holding companies, including Franklin. Under the current FRB capital guidelines, Franklin and our banking subsidiaries must meet specific capital adequacy requirements that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered “well capitalized” under the current guidelines, a bank holding company or bank must maintain a minimum Tier 1 leverage ratio of five percent, a minimum Tier 1 risk-based capital ratio of six percent and a minimum total risk-based capital ratio of ten percent. As of September 30, 2010, our Tier 1 leverage ratio was 65%, and our Tier 1 risk-based capital and total risk-based capital ratios were 63%. In addition, both Fiduciary Trust and FTB&T were well capitalized as of September 30, 2010. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, such as Fiduciary Trust and FTB&T, if they become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.

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

COMPETITION

The financial services industry is a highly competitive global industry. There are approximately 10,000 open-end investment funds of varying sizes, and with varying investment policies and objectives, whose shares are offered to the public in the United States, and there are approximately 58,000 open-end investment funds whose shares are offered to the public outside the United States.

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

The periodic establishment of new asset management firms and investment products increases the competition that we face. Many of our competitors have long-standing and established relationships with broker/dealers and investment adviser customers. Others have focused on, offer and market specific product lines, which are able to provide strong competition to certain of our asset classes, since we have a broad range of products. In addition, consolidation in the financial services industry has created stronger competitors, some with greater financial resources and broader distribution channels than our own.

We rely largely on third-party broker/dealers and other similar intermediaries to distribute and sell our fund shares. We have and continue to pursue sales relationships with all types of intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Additionally, competing broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could further limit the distribution of our investment products. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

We maintain an Internet platform to compete with rapidly developing and evolving technology capabilities. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major financial publications, as well as on television and the Internet, to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, and newspaper and magazine advertising.

Diverse and strong competition also affects our secondary business segment, banking/finance, and limits the fees that we can charge for our services. For example, we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which may offer special incentives, including no-interest loans, from time to time to stimulate automobile sales. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through which we offer consumer loans could limit the growth of our consumer loan business.

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

EMPLOYEES

As of September 30, 2010, we employed approximately 7,900 employees and operated offices in 32 countries. We consider our relations with our employees to be satisfactory.

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

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Franklin, who file electronically with the SEC, at http://www.sec.gov. Additional information about the Company’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations”. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Corporate Governance Guidelines. The Company has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines are posted on the Company’s website under “Corporate Governance” and are available in print to any stockholder who requests a copy.

Committee Charters. The Company’s Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each such committee, which are posted on the Company’s website under “Corporate Governance” and are available in print to any stockholder who requests a copy.

Item 1A.	Risk Factors.

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption. Although global market conditions have shown some stabilization and improvement, the decline in global market conditions has in the past resulted in significant decreases in our assets under management, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

The amount and mix of our assets under management are subject to significant fluctuations. Fluctuations in the amount and mix of our assets under management may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive the majority of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of assets under management. Any decrease in the value or amount of our assets under management because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act, as well as other legislative and regulatory changes, is expected to impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that any changes in regulation would have on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted.

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

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations, or prohibitions of the BHC Act, as amended, and the GLB Act. The provisions of the Reform Act are expected to have an impact on our banking/finance business. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while other subsidiaries are subject to oversight by the OTS and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.

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

Further, although we take precautions to password protect our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we manage and operate our U.S. data centers, and our failure to properly operate them could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.

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

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage, and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new asset management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.

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

Regulatory and governmental examinations and/or investigations, civil litigation relating to previously-settled regulatory and governmental investigations, and the legal risks associated with our business, could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our certificate of incorporation and by-laws and our standard form of indemnification agreement with certain directors in some instances, we are obligated, or we may choose, to indemnify directors, officers, or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. In addition, we have been named as a defendant in mutual fund shareholder class action and fund derivative lawsuits, as well as in a corporate derivative lawsuit, that relate to previously settled regulatory and governmental investigations. While management believes that the claims made in these lawsuits are without merit, and intends to defend against them vigorously, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

Our ability to meet cash needs depends upon certain factors, including the market value of our assets, operating cash flows and our perceived creditworthiness. Our ability to meet anticipated cash needs depends upon factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. If we are unable to obtain funds and financing, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and have an adverse affect on investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to obtain funds and financing, or access the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted.

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

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized, and liquidity needs could affect our banking business. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the BHC Act. Franklin and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if Franklin or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies. In addition, liquidity needs could affect our banking business, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank (“FHLB”) advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

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

We lease space in various states in the United States, including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Brazil, Canada, China (including Hong Kong), France, Germany, Hungary, India, Isle of Man, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, The Netherlands, Poland, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the United Kingdom (including England and Scotland), and Vietnam. As of September 30, 2010, we leased and occupied approximately 1,197,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 76,000 square feet of excess leased space.

In addition, we own four buildings in San Mateo, California, five buildings near Sacramento, California, two buildings in Stockton, California, five buildings in St. Petersburg, Florida, three buildings in Hyderabad, India and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,009,000 square feet of space. We have leased to third parties approximately 325,000 square feet of excess owned space.

We perform operations related to our investment management and related services in almost all locations. We perform operations related to our banking/finance business segment principally in New York, New York; Salt Lake City, Utah; and San Mateo, California.

Item 3.	Legal Proceedings.

The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 14 – Commitments and Contingencies in the notes to consolidated financial statements in Item  8 of Part II of this Form 10-K, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 15, 2010. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

VIJAY C. ADVANI

AGE 49

Executive Vice President–Global Distribution of Franklin since June 2008, and formerly Executive Vice President–Global Advisor Services of Franklin from December 2005 to June 2008; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

PENELOPE S. ALEXANDER

AGE 50

Vice President, Human Resources–U.S. of Franklin since May 2003; Senior Vice President, Human Resources–U.S. of Franklin Templeton Companies, LLC, a subsidiary of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

NORMAN R. FRISBIE, JR.

AGE 43

Senior Vice President and Chief Administrative Officer of Franklin since December 2005; Senior Vice President of FTDI, a subsidiary of Franklin, since June 2003; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

HOLLY E. GIBSON

AGE 44

Vice President, Corporate Communications of Franklin since May 2003, and Director of Corporate Communications for more than the past five years.

MARIA GRAY

AGE 61

Vice President of Franklin since March 2010 and Secretary of Franklin since October 2007; formerly, acting Secretary of Franklin from May 2007 to October 2007; has served as Senior Associate General Counsel at Franklin since October 2007 and Senior Corporate Counsel from May 2006 to October 2007; prior to Franklin, Senior Legal Counsel, Leap Wireless International, Inc., a telecommunications company, from January 2005 to May 2006; officer of various subsidiaries of Franklin.

DONNA S. IKEDA

AGE 54

Vice President, Human Resources–International of Franklin since May 2003; formerly, Vice President–Human Resources of Franklin; officer of Franklin for more than the past five years; Senior Vice President, Human Resources–International of Franklin Templeton Companies, LLC, a subsidiary of Franklin.

CHARLES B. JOHNSON

AGE 77

Chairman of the Board since December 1999 and director of Franklin since 1969; formerly, Chief Executive Officer of Franklin; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.

GREGORY E. JOHNSON

AGE 49

President of Franklin since December 1999 and Chief Executive Officer of Franklin since January 2004; officer and/or director of various subsidiaries of Franklin.

JENNIFER M. JOHNSON

AGE 46

Executive Vice President and Chief Operating Officer of Franklin since March 2010; formerly, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer of Franklin for more than the past five years; officer or director of various subsidiaries of Franklin. Director, Keynote Systems, Inc. since April 2004.

RUPERT H. JOHNSON, JR.

AGE 70

Vice Chairman since December 1999 and director of Franklin since 1969; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.

LESLIE M. KRATTER

AGE 65

Senior Vice President of Franklin since January 2000 and Assistant Secretary of Franklin since October 2003; formerly, Secretary of Franklin from March 1998 to October 2003 and Vice President of Franklin from March 1993 to January 2000; officer and/or director of various subsidiaries of Franklin.

KENNETH A. LEWIS

AGE 49

Executive Vice President of Franklin since October 2007 and Chief Financial Officer of Franklin since October 2006; formerly, Senior Vice–President and Treasurer of Franklin from October 2006 to October 2007, Vice President–Enterprise Risk Management of Franklin from April 2006 to October 2006 and Vice President and Treasurer of Franklin from June 2002 to April 2006; officer and/or director of various subsidiaries of Franklin for more than the past five years.

JOHN M. LUSK

AGE 52

Executive Vice President–Portfolio Operations of Franklin since December 2005; formerly, Vice President of Franklin from January 2004 to December 2005; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

CRAIG S. TYLE

AGE 50

Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer of various investment companies of the Company.

WILLIAM Y. YUN

AGE 51

Executive Vice President–Alternative Strategies of Franklin since June 2008, and formerly Executive Vice President– Institutional of Franklin from December 2005 to June 2008; President of Fiduciary Trust, a subsidiary of Franklin, from 2000 to December 2005; officer and/or director of other subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities since the acquisition of Fiduciary Trust in April 2001.

Family Relations. Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of Franklin, is a brother-in-law of Charles B. Johnson and Rupert H. Johnson, Jr. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter M. Sacerdote and the brother of Jennifer M. Johnson. Jennifer M. Johnson is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter M. Sacerdote and the sister of Gregory E. Johnson.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the ticker symbol “BEN”. On September 30, 2010, the closing price of our common stock on the NYSE was $106.90 per share. At October 31, 2010, there were approximately 4,718 stockholders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years.

	2010 Fiscal Year		2009 Fiscal Year
Quarter	High	Low	High	Low
October-December	$116.38	$95.86	$95.49	$45.52
January-March	$114.71	$94.43	$70.82	$37.19
April-June	$121.89	$85.20	$77.62	$52.93
July-September	$109.19	$84.00	$104.00	$65.48

We declared regular cash dividends of $0.88 per share (or $0.22 per share per quarter) and a special cash dividend of $3.00 per share in fiscal year 2010, and regular cash dividends of $0.84 per share (or $0.21 per share per quarter) in the fiscal year ended September 30, 2009 (“fiscal year 2009”). We currently expect to continue paying comparable cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2010.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2010	300,800	$87.06	300,800	4,429,493
August 2010	815,300	$100.30	815,300	3,614,193
September 2010	626,532	$102.20	626,532	2,987,661

Total	1,742,632		1,742,632

Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock, including the most recent announcements made in January 2008 and March 2009. At September 30, 2010, approximately 3.0 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2010	2009	2008	2007	2006
Summary of Operations (in millions)
Operating revenues	$5,853.0	$4,194.1	$6,032.4	$6,205.8	$5,050.7
Net income attributable to Franklin Resources, Inc.	1,445.7	896.8	1,588.2	1,772.9	1,267.6

Financial Data (in millions)
Total assets	$10,708.1	$9,468.5	$9,176.5	$9,932.3	$9,499.9
Long-term debt[1]	947.9	42.0	156.4	162.1	627.9
Franklin Resources, Inc. stockholders’ equity	7,727.0	7,632.2	7,074.4	7,332.3	6,684.7
Operating cash flows	1,651.0	641.4	1,409.2	1,673.6	1,277.9

Assets Under Management (in billions)
Ending	$644.9	$523.4	$507.3	$645.9	$511.3
Simple monthly average	571.1	442.2	604.9	582.0	482.4

Per Common Share
Earnings
Basic	$6.36	$3.87	$6.68	$7.07	$4.93
Diluted	6.33	3.85	6.62	6.99	4.81
Cash dividends	3.88	0.84	0.80	0.60	0.48
Book value	34.49	33.28	30.39	29.87	26.40

Employee Headcount	7,927	7,745	8,809	8,699	7,982

[1]	Includes non-current portion of FHLB advances classified as banking/finance liabilities on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “plan”, “seek”, “estimate”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail.

While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.

Overview

We are a global investment management company and derive substantially all of our operating revenues and net income from providing investment management and related services to our retail and institutional mutual funds, unregistered funds, and to institutional, high net-worth and separately-managed accounts and other investment products. Our services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby®. We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report on Form 10-K, the amount and mix of our assets under management are subject to significant fluctuations and can negatively impact our revenues and income. To a lesser degree, the level of our revenues also depends on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business is banking/finance. Our banking/finance group offers select retail banking, private banking and consumer lending services through our bank subsidiaries. Our banking and consumer lending activities include consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and automobile lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships.

During the fiscal year ended September 30, 2010 (“fiscal year 2010”), market returns improved as the global economy emerged from recession and moved towards recovery. While global markets showed signs of stabilization, volatility remained throughout the year, most notably during our third fiscal quarter as the sovereign debt crisis in Europe led to more turbulent conditions. The overall improvement was evidenced by increases in the MSCI All Country World and S&P 500 indexes of 9% and 10% during the fiscal year. The recovery in the markets significantly benefited our assets under management, fee revenues and non-operating income, all of which increased considerably during fiscal year 2010.

Our total assets under management at September 30, 2010 were $644.9 billion, 23% higher than at September 30, 2009. The growth resulted from net new flows of $69.9 billion and market appreciation of $54.3 billion. Our simple monthly average assets under management for fiscal year 2010 increased by 29% over the prior year.

Although the financial markets improved during the fiscal year, the business and regulatory environments in which we operate remain uncertain and subject to change. On July 21, 2010, President

Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”), which is expected to impose additional restrictions and limitations on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted. The impact of the Reform Act on our financial position and results of operations, if any, is not known at this time.

Uncertainties regarding the economic recovery remain in the foreseeable future. As we confront the challenges of this economic environment, we continue to focus on the investment performance of our sponsored investment products and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section in Part I of this Annual Report.

Results of Operations

(dollar amounts in millions, except per share data)

for the fiscal years ended September 30,	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Operating Income	$1,958.7	$1,202.6	$2,099.0	63%	(43)%
Net Income attributable to Franklin Resources, Inc.	1,445.7	896.8	1,588.2	61%	(44)%
Earnings Per Share
Basic	$6.36	$3.87	$6.68	64%	(42)%
Diluted	6.33	3.85	6.62	64%	(42)%
Operating Margin[1]	33%	29%	35%

[1]	Defined as operating income divided by total operating revenues.

Operating income and net income attributable to Franklin Resources, Inc. increased in fiscal year 2010 primarily due to a 39% increase in investment management fee revenues, which was driven by a 29% increase in our simple monthly average assets under management.

Operating income and net income attributable to Franklin Resources, Inc. decreased in fiscal year 2009, primarily due to a 32% decrease in investment management fee revenues. Adverse market conditions during the year led to a 27% decrease in our simple monthly average assets under management. We took actions to reduce our operating expenses in response to the market conditions and resulting revenue decreases, which contributed to a 24% decrease in operating expenses for the fiscal year.

Diluted earnings per share increased in fiscal year 2010, consistent with the increase in net income and a 2% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Diluted earnings per share decreased in fiscal year 2009, consistent with the decrease in net income, partially offset by a 3% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management

Assets under management by investment objective were as follows:

(dollar amounts in billions)

as of September 30,	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Equity
Global/international	$204.2	$183.1	$190.3	12%	(4)%
United States	69.5	63.9	72.9	9%	(12)%

Total equity	273.7	247.0	263.2	11%	(6)%
Hybrid	110.8	98.2	93.9	13%	5%
Fixed-Income
Tax-free	77.7	69.6	59.7	12%	17%
Taxable
Global/international	130.7	63.3	52.7	106%	20%
United States	45.4	38.4	30.5	18%	26%

Total fixed-income	253.8	171.3	142.9	48%	20%
Cash Management	6.6	6.9	7.3	(4)%	(5)%

Total	$644.9	$523.4	$507.3	23%	3%

Simple Monthly Average for the Year[1]	$571.1	$442.2	$604.9	29%	(27)%

[1]	Investment management fees from approximately 56% of our assets under management at September 30, 2010 were calculated using daily average assets under management.

Our assets under management at September 30, 2010 were 23% higher than they were at September 30, 2009, driven by positive net new flows of $69.9 billion and market appreciation of $54.3 billion during the fiscal year. The net new flows were primarily due to significantly higher sales of fixed-income products, while the market appreciation related to both equity and fixed-income products as improved market conditions led to significant valuation increases. During fiscal year 2009, assets under management increased 3%, primarily resulting from market appreciation of $25.4 billion, which occurred predominantly in fixed-income products, partially offset by net new outflows of $5.5 billion. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending assets under management, increased by 29% during fiscal year 2010.

The simple monthly average mix of assets under management is shown below. The changes in the mix during fiscal years 2010 and 2009 reflect a continued investor shift to lower risk investments.

for the fiscal years ended September 30,	2010	2009	2008
Equity	44%	47%	57%
Hybrid	18%	19%	18%
Fixed-income	37%	32%	24%
Cash management	1%	2%	1%

Total	100%	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)

as of September 30,	2010	% of Total	2009	% of Total	2008	% of Total
United States[1]	$451.7	70%	$389.3	74%	$376.6	74%
Europe[2]	92.2	14%	54.7	11%	53.6	11%
Asia-Pacific[3]	68.4	11%	48.3	9%	42.9	8%
Canada	32.6	5%	31.1	6%	34.2	7%

Total	$644.9	100%	$523.4	100%	$507.3	100%

[1]	Approximately 67%, 70% and 63% of our operating revenues originated from our U.S. operations in fiscal years 2010, 2009 and 2008.
[2]	Europe sales region includes Middle East and Africa.
[3]	Asia-Pacific sales region includes Latin America and Australia.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)

for the fiscal years ended September 30,	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Beginning assets under management	$523.4	$507.3	$645.9	3%	(21)%
Long-term sales	188.5	110.4	170.0	71%	(35)%
Long-term redemptions	(122.8)	(115.6)	(177.9)	6%	(35)%
Net cash management	4.2	(0.3)	(1.0)	NM	(70)%

Net new flows	69.9	(5.5)	(8.9)	NM	(38)%
Reinvested distributions	11.5	14.1	28.9	(18)%	(51)%

Net flows	81.4	8.6	20.0	847%	(57)%
Distributions	(14.2)	(17.9)	(35.2)	(21)%	(49)%
Appreciation (depreciation) and other	54.3	25.4	(123.4)	114%	NM

Ending Assets Under Management	$644.9	$523.4	$507.3	23%	3%

Investment Management Fee Rate

The following table presents industry asset-weighted average management fee rates1. Our actual effective investment management fee rates may vary from these rates.

for the fiscal years ended September 30,	Industry Average 2010	Industry Average 2009	Industry Average 2008
Equity
Global/international	0.64%	0.62%	0.60%
United States	0.47%	0.47%	0.47%
Hybrid	0.39%	0.39%	0.38%
Fixed-Income
Tax-free	0.37%	0.36%	0.37%
Taxable
Global/international	0.54%	0.53%	0.56%
United States	0.38%	0.38%	0.37%
Cash Management	0.17%	0.20%	0.22%

[1]

Industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. at September 30, 2010, 2009 and 2008 and include all U.S.-registered open-end funds that reported expense data to Lipper Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.609% for fiscal year 2010, compared to 0.566% for fiscal year 2009 and 0.609% for the fiscal year ended September 30, 2008 (“fiscal year 2008”). The increase in fiscal year 2010 was primarily due to higher levels of global/international assets under management. The decrease in fiscal year 2009 was primarily due to a shift in the mix of assets under management from equity products toward fixed-income products. Generally, investment management fees on international products are higher than fees earned on United States products as they include fees to offset higher distribution costs, and fees earned on equity products are higher than fees earned on fixed-income products.

Operating Revenues

The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each category.

	Percentage Change		Percentage of Total Operating Revenues
for the fiscal years ended September 30,	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Investment management fees	39%	(32)%	59%	60%	61%
Underwriting and distribution fees	45%	(30)%	35%	34%	33%
Shareholder servicing fees	6%	(8)%	5%	6%	5%
Other, net	208%	(73)%	1%	—%	1%

Total Operating Revenues	40%	(30)%	100%	100%	100%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased in fiscal year 2010 resulting from a 29% increase in simple monthly average assets under management and a higher effective investment management fee rate.

Investment management fees decreased in fiscal year 2009 resulting from a 27% decrease in simple monthly average assets under management and a lower effective investment management fee rate.

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

Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940 (the “Investment Company Act”). The Rule 12b-1 Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Rule 12b-1 Plans’ limitations on amounts. The individual Rule 12b-1 Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Similar arrangements exist for the distribution of our non-U.S.-registered funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased in fiscal year 2010. Underwriting fees increased 58% primarily due to an increase in commissionable sales. Distribution fees increased 39% primarily due to a 29% increase in simple monthly average assets under management.

Total underwriting and distribution fees decreased in fiscal year 2009. Underwriting fees decreased 25% primarily due to a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees, combined with a 24% decrease in gross commissionable sales. Distribution fees decreased 32% primarily due to a 27% decrease in simple monthly average assets under management and a higher mix of fixed-income assets. Distribution fees are generally higher for equity products, as compared to fixed-income products.

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

Shareholder servicing fees increased in fiscal year 2010 primarily due to a 4% increase in simple monthly average billable shareholder accounts and a favorable currency impact. The account increase was predominantly related to shareholder accounts originated in the United States. The favorable currency impact mainly resulted from a 13% increase in the value of the Canadian dollar against the U.S. dollar.

Shareholder servicing fees decreased in fiscal year 2009 primarily due to an unfavorable currency impact and a 1% decrease in simple monthly average billable shareholder accounts. The unfavorable currency impact mainly resulted from a 14% decrease in the value of the Canadian dollar against the U.S. dollar. The account decrease was predominantly related to shareholder accounts originated in Canada and the United States.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses. We have consistently followed our methodology in determining our allowance for loan losses, which incorporates current economic factors. Other, net revenue also includes the net investment income of our consolidated sponsored investment products, which is primarily comprised of dividend and interest income.

Other, net revenue increased in fiscal year 2010 primarily due to gains from increases in the fair value of retained interests from securitizations of $3.4 million, compared to losses from decreases in fair value in the prior period of $46.0 million. The increase was partially offset by a $7.4 million decrease in net investment income from our consolidated sponsored investment products.

Other, net revenue decreased in fiscal year 2009 primarily due to a $41.1 million higher loss from declines in the fair value of residual interests from securitization transactions and a $21.8 million decrease in interest income from automobile loans, partially offset by a $12.4 million decrease in interest expense on swap contracts and a $7.6 million decrease in provision for loan losses.

Operating Expenses

The table below presents the percentage change in each expense category and the percentage of total operating expenses represented by each category.

	Percentage Change		Percentage of Total Operating Expenses
for the fiscal years ended September 30,	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Underwriting and distribution	48%	(30)%	51%	45%	49%
Compensation and benefits	13%	(14)%	28%	32%	28%
Information systems, technology and occupancy	8%	(15)%	8%	9%	8%
Advertising and promotion	36%	(37)%	4%	4%	5%
Amortization of deferred sales commissions	32%	(20)%	5%	5%	5%
Other	13%	(23)%	4%	5%	5%

Total Operating Expenses	30%	(24)%	100%	100%	100%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products.

Underwriting and distribution expenses increased in fiscal year 2010 consistent with the 45% increase in underwriting and distribution revenues during the year and an increase in distribution expenses relating to our international products. The decrease in underwriting and distribution expenses in fiscal year 2009 was consistent with the 30% decrease in underwriting and distribution revenues during the same period.

Compensation and Benefits

Compensation and benefit expenses increased in fiscal year 2010 primarily due to increases in variable compensation and commissions, partially offset by a decrease related to severance costs incurred in the prior fiscal year. Variable compensation increased $116.8 million, mainly due to higher bonus expense based on our performance. Commissions increased $28.4 million, reflecting higher levels of sponsored investment product sales. Severance costs of $38.4 million were recognized in fiscal year 2009 related to reductions to our global workforce of approximately 10%. Higher salaries, wages and benefits during fiscal year 2010 resulting from annual merit salary adjustments, unfavorable currency impacts and higher benefit costs were largely offset by the impact of reduced staffing levels. The level of our global workforce throughout most of the year was lower than in the prior fiscal year. At September 30, 2010, our global workforce had increased to approximately 7,900 employees from approximately 7,700 at September 30, 2009.

Compensation and benefit expenses decreased in fiscal year 2009 primarily due to declines in salaries, wages and benefits and variable compensation. Salaries, wages and benefits decreased $115.2 million, mainly resulting from lower staffing levels and a favorable currency impact. The decrease was partially offset by severance costs of $38.4 million. Variable compensation decreased $77.1 million.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased in fiscal year 2010 primarily due to higher technology and occupancy costs related to our owned and leased offices and approximately $6.0 million in non-recurring occupancy costs related to a property sublease.

Information systems, technology and occupancy costs decreased in fiscal year 2009 primarily due to lower costs incurred for external data services, technology consulting, technology supplies, and occupancy. The lower costs resulted in part from our cost reduction efforts to defer non-business critical initiatives and to reduce expenditures for contractors and professional fees.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)

for the fiscal years ended September 30,	2010	2009	2008
Net carrying value at beginning of period	$65.2	$66.5	$61.6
Additions during period, net of disposals	34.0	30.2	32.5
Amortization during period	(35.3)	(31.5)	(27.6)

Net Carrying Value at End of Period	$63.9	$65.2	$66.5

Advertising and Promotion

Advertising and promotion expenses increased in fiscal year 2010 primarily due to a $32.8 million increase in marketing support payments to intermediaries resulting from higher product sales and assets under management. Higher levels of advertising and sales promotion activities also contributed to the increase.

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

Amortization of Deferred Sales Commissions

Certain fund share classes sold globally, including Class C shares marketed in the United States and Class B shares marketed outside of the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. In addition, certain share classes, such as Class A shares sold in the United States, are sold without a front-end sales charge to shareholders when minimum investment criteria are met, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over the periods in which commissions are generally recovered from distribution and service fee revenues and contingent deferred sales charges received from shareholders of the funds upon redemption of their shares. We evaluate deferred commission assets (“DCA”) for recoverability on a periodic basis using undiscounted expected cash flows from the shares of mutual funds sold without a front-end sales charge.

Amortization of deferred sales commissions increased in fiscal year 2010 mainly due to higher product sales with up-front commissions, primarily related to U.S. funds. Amortization of deferred sales commissions decreased in fiscal year 2009 mainly due to lower product sales with up-front commissions, also primarily related to U.S. funds.

Other Operating Expenses

Other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, professional fees, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased in fiscal year 2010 primarily due to a $14.7 million increase in fund administration services and shareholder servicing fees payable to external parties, which resulted from higher average assets under management, and a $6.6 million increase in corporate travel expenses.

Other operating expenses decreased in fiscal year 2009 primarily due to a $17.4 million decline in fund administration services and shareholder servicing fees payable to external parties, which resulted from lower average assets under management, and a $16.4 million decrease in corporate travel and entertainment expenses resulting from our cost reduction initiatives.

Other Income (Expenses)

(in millions)

for the fiscal years ended September 30,	2010	2009	2008
Consolidated sponsored investment products gains (losses), net	$8.5	$28.8	$(60.2)
Investment and other income, net	119.1	61.0	225.2
Interest expense	(16.5)	(3.8)	(15.8)

Other income, net	$111.1	$86.0	$149.2

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense from our investment management and related services business. Investment and other income, net is comprised primarily of income related to our investments, including interest and dividend income, realized gains and losses on sale of and other-than-temporary impairments of available-for-sale investment securities, gains (losses) from trading investments, income (losses) from equity method investees, and foreign currency exchange gains (losses).

Other income (expenses) increased 29% in fiscal year 2010 primarily due to higher investment valuations. The market recovery resulted in a $61.6 million decrease in other-than-temporary impairments on available-for-sale investment securities, a $24.2 million increase in net gains from trading investment securities and a $20.2 million increase in net realized gains on sale of available-for-sale investment securities. The increases were partially offset by decreases of $20.3 million in net gains from securities held by our consolidated investment products, $19.0 million in interest income, $14.6 million in net foreign currency exchange gains (losses), and $12.5 million in capital gain distributions. In addition, interest expense increased by $12.7 million, primarily related to $900.0 million of long-term debt issued in May 2010.

During fiscal year 2010, we re-evaluated our accounting for investments in mutual fund sponsored investment products, which resulted in the deconsolidation of certain funds. During the fourth quarter of fiscal year 2010, we recorded $12.8 million of related net gains recognized in earnings in prior years as a reduction to other income (expenses), primarily impacting consolidated sponsored investment products gains (losses), net. See Note 5 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Other income (expenses) decreased 42% in fiscal year 2009 primarily due to lower investment valuations during the first half of the year. The significant decline in interest rates and the global market downturn resulted in a $68.5 million decrease in interest income, a $49.2 million increase in other-than-temporary impairments on available-for-sale investment securities, a $26.7 million decline in net realized gains on sale of available-for-sale investment securities, and a $10.6 million decline in income from equity method investees. These decreases were partially offset by an $89.0 million increase in net gains from securities held by our consolidated sponsored investment products, resulting from improved market conditions during the second half of the fiscal year.

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

Our effective income tax rate for fiscal year 2010 was 29.87%, as compared to 29.82% in fiscal year 2009 and 28.84% in fiscal year 2008. The increase in fiscal year 2010 was primarily due to an increase in tax reserves as a result of new legislation, partially offset by a valuation allowance release for state net operating losses and a favorable international tax ruling. The increase in fiscal year 2009 was primarily due to a shift in the mix of pre-tax income from lower tax jurisdictions to higher tax jurisdictions. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital:

(in millions)

as of and for the fiscal years ended September 30,	2010	2009	2008
Balance Sheet Data
Assets
Cash and cash equivalents	$4,123.7	$3,104.5	$2,527.6
Receivables	684.2	581.8	690.4
Investments	1,876.2	2,146.3	2,225.6

Total liquid assets	$6,684.1	$5,832.6	$5,443.6

Liabilities
Debt
Commercial paper	$30.0	$64.2	$13.3
Variable funding notes	—	—	28.6
Federal Home Loan Bank advances	51.0	57.0	109.0
Long-term debt	898.9	—	118.4

Total debt	$979.9	$121.2	$269.3

Cash Flow Data
Operating cash flows	$1,651.0	$641.4	$1,409.2
Investing cash flows	(32.7)	289.9	(1,096.1)
Financing cash flows	(594.9)	(340.6)	(1,300.0)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale, investments in equity method investees consisting of mutual fund sponsored investment products, and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at September 30, 2010 increased primarily due to net cash provided by operating activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 49% and 51% at both September 30, 2010 and 2009.

The increase in total debt outstanding during fiscal year 2010 primarily relates to the issuance of long-term debt in May 2010, partially offset by the repayment of commercial paper.

We experienced an increase in net cash provided by operating activities in fiscal year 2010, primarily due to an increase in net income, a lower increase in trading securities and an increase in operating liabilities. Investing cash outflows in fiscal year 2010, as compared to investing cash inflows in the prior fiscal year, were mainly due to a decrease in liquidation of investments and an increase in loans receivable, partially offset by a decrease in purchase of investments. Net cash used in financing activities increased primarily due to increased dividends paid on common stock and common stock repurchases, partially offset by proceeds from the issuance of long-term debt.

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

In May 2010, we completed the issuance of senior unsecured and unsubordinated notes with a face value of $900.0 million. The net proceeds from the issuance of the notes are available for general corporate purposes; a portion of the proceeds was used for the repayment of previously issued commercial paper. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The notes were issued collectively at a discount of $1.2 million that is being amortized over the term of the notes. We incurred approximately $6.4 million in debt issuance costs, which are included in other non-current assets in the consolidated balance sheet and are being amortized over the term of the notes. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if we consolidate or merge with, or sell all or substantially all of our assets to, another entity. As of September 30, 2010, we were in compliance with the covenants of the notes.

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At September 30, 2010, we had $51.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.62% at September 30, 2010 and are subject to collateralization requirements.

At September 30, 2010, we had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.6 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $192.6 million available through the secured Federal Reserve Bank short-term discount window and $56.1 million available in secured FHLB short-term borrowing capacity.

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

On September 16, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.22 per share payable on October 8, 2010 to stockholders of record on September 30, 2010.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal year 2010, we repurchased 6.6 million shares of our common stock at a cost of $675.8 million. The common stock repurchases made as of September 30, 2010 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At September 30, 2010, approximately 3.0 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

(in millions) as of September 30, 2010	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Time deposits[1]	$121.6	$58.4	$52.3	$0.7	$10.2
Non-current debt[1]	1,187.8	33.8	381.5	310.6	461.9
Operating leases[2]	238.4	44.1	77.6	61.7	55.0
Purchase obligations[3]	140.0	64.9	57.0	18.1	—

Total Contractual Obligations	1,687.8	201.2	568.4	391.1	527.1

Loan origination commitments	144.1	87.5	8.8	1.8	46.0
Capital contribution commitments[4]	96.9	41.2	38.9	15.2	1.6

Total Contractual Obligations and Commitments	$1,928.8	$329.9	$616.1	$408.1	$574.7

[1]	Time deposits and non-current debt amounts include scheduled principal and interest payments.
[2]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $13.2 million.
[3]

Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees.

[4]	Capital contribution commitments relate to our agreements to fund certain of our sponsored investment products.

As of September 30, 2010, our consolidated balance sheet reflects a liability for unrecognized tax benefits of $93.3 million, and $18.5 million of related accrued interest (see Note 13 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). The amount of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are $14.0 million and $5.0 million. However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2010 cannot be made. Consequently, unrecognized tax benefits have not been included in the table above.

Contingent Obligations

We are obligated to cover shortfalls for automobile loan securitization trusts that are structured as qualified special entities in amounts due to holders of asset-backed securities up to certain levels. At September 30, 2010, the maximum potential amount of future payments related to these guarantees was $6.2 million and the fair value of the guarantees recognized as banking/finance liabilities in our consolidated balance sheet was not significant.

At September 30, 2010, the banking/finance segment had issued financial standby letters of credit totaling $9.1 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities at September 30, 2010.

Off-Balance Sheet Arrangements

We previously held 49% ownership interests in Lightning Finance Company Limited (“LFL”) and Lightning Asset Finance Limited (“LAFL”). Due to our significant interest in LAFL, we carried on our consolidated balance sheets the DCA generated in the United States and the financing liability for the related future revenue we previously sold to LFL, which was subsequently transferred to LAFL. We repurchased the remaining DCA from LAFL in September 2009 and reflected this transaction as a repayment of the remaining financing obligation. We liquidated our ownership interests in LFL and LAFL during fiscal year 2010.

Our banking/finance segment periodically enters into automobile loan securitization transactions with entities previously considered qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 8 – Securitization of Loans Held for Sale in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). Our main objective in entering into these securitization transactions has been to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $320.0 million and $551.4 million at September 30, 2010 and 2009. We did not enter into any automobile loan securitization transactions during fiscal years 2010 and 2009, and do not anticipate entering into any new securitization transactions during fiscal year 2011. Effective October 1, 2010, we will adopt a new Financial Accounting Standards Board (“FASB”) standard that will result in the consolidation of the securitization trusts. See Note 2 – New Accounting Standards in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of

September 30, 2010 and 2009, we held cash of approximately $351.5 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

Fair Value Measurements

We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. Our assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between levels are recognized at the end of each quarter.

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

Level 3 assets represented approximately 2.1% of total assets measured at fair value at September 30, 2010, and there were no Level 3 liabilities measured at fair value. There were immaterial transfers into and out of Level 3 during fiscal year 2010.

The following is a description of the significant assets measured at fair value, the fair value methodologies used, and the fair value hierarchy level.

Investment Securities, Trading consist primarily of non-consolidated sponsored investment products held for trading purposes, securities held by consolidated sponsored investment products and residual interests and retained subordinated securities from securitization transactions. Changes in the fair value of these securities are recognized as gains and losses in earnings.

The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of securities held by consolidated sponsored investment products is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. In these instances, we primarily employ a market-based approach, which may use prices of recent transactions, various market multiples, book values and other relevant information for the investment or related or other comparable assets to determine the fair value of the investment. In developing this fair value, we may also give consideration to an income-based approach valuation, which considers anticipated future cash flows of the investment and converts those amounts into a net present value. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the asset.

The fair value of residual interests from securitization transactions is estimated using discounted cash flow analyses using unobservable inputs, and they are classified as Level 3. The residual interests consist of interest-only strips receivable and cash on deposit, and are backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumptions. We develop our key inputs using our actual portfolio experience and recent market activity for similar transactions. The key assumptions and the sensitivity of the fair value of the residual interests to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K. The fair value of retained subordinated securities is determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities, mortgage-backed securities – agency residential, and other equity securities. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products and they are classified as Level 1. The fair value of debt securities is determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.

The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on the published net asset values of the investment products and they are classified as Level 1. We may also hold other equity securities that are classified as Level 3 because their fair value is determined using unobservable inputs. In these instances we primarily employ the market-based approach described above for Level 3 securities held by consolidated sponsored investment products.

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

In estimating the fair value of the reporting unit and indefinite-lived intangible assets, we use valuation techniques based on an income approach under which future cash flows are discounted. Our future cash flow estimates include assumptions about revenue and assets under management growth rates, the pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on our weighted average cost of capital. The most relevant of these assumptions to the determination of estimated fair value are the assets under management growth rate and the discount rate.

We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2010. We estimated the discounted future cash flows using a 6.0% compounded annual growth rate of assets under management and a discount rate of 14.3%. The fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%. The fair values of our indefinite-lived intangible assets exceeded their respective carrying values by more than 100%.

The assumptions used in our annual impairment tests for goodwill and indefinite-lived intangible assets were developed taking into account the ongoing volatility in the capital and credit markets. As a result, the growth rate assumption used as of August 1, 2010 was lower than the historical compounded growth rates. We did not recognize any impairment because our estimates of the fair values of our reporting unit and our indefinite-lived assets exceeded their respective carrying values. A hypothetical 500 basis point decline in the assets under management growth rate or a 500 basis point increase in the discount rate would not cause either the investment management and related services reporting unit or the management contracts to fail the first step of the impairment tests for goodwill or indefinite-lived intangible assets.

We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our assets under management and pre-tax profit margin amounts, which affect our revenue growth rate assumptions, by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment test as of August 1, 2010. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2010, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.

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

As of September 30, 2010, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 25% and 10%, respectively. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. We estimated the future undiscounted cash flows for all definite lived intangible assets using assets under management growth rates ranging from -6.4% to 6.0% depending on the type of management contracts. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of September 30, 2010, a decline in the assets under management of approximately 900 basis points could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.

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

Assets under management is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or adjusted market prices or price quotes. The fair values of securities for which market prices are not readily available are internally valued using various methodologies as appropriate for each security type. Securities for which market prices are not readily available generally represent a de minimus amount of our total assets under management. The pricing of the securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. While recent economic conditions have increased market price volatility, the fair value of the majority of the securities held by the sponsored investment products continues to be derived from readily available market price quotations.

Income Taxes

We record deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We recognize the accrual of interest on uncertain tax positions in interest expense and penalties in other operating expenses.

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or contractual repatriation restrictions or contractual repatriation requirements, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and U.K. consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $4.1 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2010. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2010 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 14 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Consolidation of Variable Interest Entities

We consolidate variable interest entities (“VIEs”) for which we are considered the primary beneficiary. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The entity that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary, is required to consolidate the VIE.

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

Based on our evaluation, we believe we were not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for fiscal year 2010. While we believe that our evaluation was appropriate, future changes in estimates, judgments, and assumptions may affect whether certain entities require consolidation in our financial statements.

Effective October 1, 2010, we will adopt a new FASB standard that will impact our determination of whether we are the primary beneficiary of certain VIEs. As a result, we will consolidate certain VIEs that are not currently consolidated. See Note 2 – New Accounting Standards in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

New Accounting Standards

See Note 2 – New Accounting Standards in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Banking/Finance Interest Income and Margin Analysis

The following table presents the banking/finance operating segment’s net interest income and margin:

(in millions)

	2010			2009			2008
as of and for the fiscal years ended September 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$4.8	$—	0.17%	$16.9	$0.1	0.59%	$147.2	$5.3	3.60%
Investment securities, trading	55.7	3.1	5.57%	92.9	6.4	6.89%	63.1	4.7	7.45%
Investment securities, available-for-sale[1]	440.3	10.7	2.43%	414.2	13.2	3.19%	261.3	13.1	5.01%
Loans to banking clients[2]	370.4	15.6	4.21%	357.6	19.5	5.45%	629.2	40.4	6.42%

Total earning assets	$871.2	$29.4	3.37%	$881.6	$39.2	4.45%	$1,100.8	$63.5	5.77%

Interest-bearing deposits	$564.1	$4.7	0.83%	$516.1	$6.2	1.20%	$389.5	$9.0	2.31%
Federal funds purchased and securities sold under agreements to repurchase	4.8	—	0.40%	1.4	—	2.08%	4.5	0.1	2.22%
Variable funding notes	—	—	—%	4.3	0.3	6.98%	251.4	10.5	4.18%
FHLB advances	59.3	1.9	3.20%	93.5	2.3	2.46%	48.0	1.3	2.71%

Total interest-bearing liabilities	$628.2	$6.6	1.05%	$615.3	$8.8	1.43%	$693.4	$20.9	3.01%

Net interest income and margin		$22.8	2.62%		$30.4	3.45%		$42.6	3.87%

[1]	Average rates on investment securities, available-for-sale are calculated using the cost basis of the investment.
[2]	Non-accrual loans are included in the average loans receivable balance.

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data )

Quarter ended	December 31		March 31		June 30	September 30
Fiscal year 2010
Operating revenues	$1,377,411		$1,413,113		$1,534,071	$1,528,404
Operating income	466,977		461,135		521,564	509,004
Net income attributable to Franklin Resources, Inc.	355,603		356,685		360,495	372,906
Earnings per share
Basic	$1.55		$1.56		$1.59	$1.66
Diluted	$1.54		$1.55		$1.58	$1.65
Dividend per share	$3.22	[1]	$0.22		$0.22	$0.22
Common stock price per share
High	$116.38		$114.71		$121.89	$109.19
Low	$95.86		$94.43		$85.20	$84.00

Fiscal year 2009
Operating revenues	$969,330		$912,272		$1,073,558	$1,238,927
Operating income	268,364		223,322		326,186	384,722
Net income attributable to Franklin Resources, Inc.	120,900	[2]	110,806	[3]	297,716	367,356
Earnings per share
Basic	$0.52		$0.48		$1.28	$1.60
Diluted	$0.52		$0.47		$1.28	$1.59
Dividend per share	$0.21		$0.21		$0.21	$0.21
Common stock price per share
High	$95.49		$70.82		$77.62	$104.00
Low	$45.52		$37.19		$52.93	$65.48

Fiscal year 2008
Operating revenues	$1,685,591		$1,503,692		$1,521,649	$1,321,454
Operating income	635,729		519,087		532,215	411,971
Net income attributable to Franklin Resources, Inc.	518,316		366,096		403,312	300,489	[4]
Earnings per share
Basic	$2.13		$1.54		$1.71	$1.28
Diluted	$2.11		$1.53		$1.69	$1.27
Dividend per share	$0.20		$0.20		$0.20	$0.20
Common stock price per share
High	$143.08		$114.49		$108.00	$113.70
Low	$108.46		$86.06		$91.21	$81.39

[1]	Includes a special cash dividend of $3.00 per share.
[2]	Includes $33.8 million of other-than-temporary impairments of investment securities, available-for-sale and a $30.1 million decline in fair value of retained interests in securitized assets.
[3]	Includes a $47.1 million decline in fair value of retained interests in securitized assets and $23.9 million of other-than-temporary impairments of investment securities, available-for-sale.
[4]	Includes a $19.7 million income tax charge related to repatriated earnings from foreign subsidiaries.

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

At September 30, 2010, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities of our banking/finance segment, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee, and Canadian Dollar. These assets accounted for approximately 12% of the total cash and cash equivalents and investments at September 30, 2010. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 3% of the total cash and cash equivalents and investments at September 30, 2010. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2010.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$361,396	$397,536	$325,256
Investment securities, available-for-sale	1,114,637	1,226,101	1,003,174

Total Current	$1,476,033	$1,623,637	$1,328,430

Banking/Finance
Investment securities, trading	$23,362	$25,698	$21,026
Investment securities, available-for-sale	408,239	449,063	367,415

Total Banking/Finance	$431,601	$474,761	$388,441

Non-Current
Investment securities, available-for-sale	$4,820	$5,301	$4,338

Total	$1,912,454	$2,103,699	$1,721,209

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash, cash equivalents and investments portfolio by investment objective at September 30, 2010 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$4,123,716	60%	$—	—%

Investment Securities
Equity
United States	60,798	1%	26,032	7%
Global/international	288,181	4%	70,854	18%

Total equity	348,979	5%	96,886	25%
Hybrid	19,367	0%	3,912	1%
Fixed-Income
Tax-free	65,513	1%	—	—%
Taxable
United States	926,919	14%	162,724	42%
Global/international	551,676	8%	121,236	32%

Total fixed-income	1,544,108	23%	283,960	74%

Total Investment Securities	1,912,454	28%	384,758	100%
Other Investments	789,680	12%	—	—%

Total Cash and Cash Equivalents and Investments	$6,825,850	100%	$384,758	100%

Investments categorized as investment securities, trading in our consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $86.3 million at September 30, 2010, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities. In October 2010, we invested $100.0 million for 100% ownership of a global fixed-income sponsored investment product.

At September 30, 2010, investments categorized as other in the table presented above include $672.9 million of investments in equity method investees that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.

Item 8.	Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements for the fiscal years ended September 30, 2010, 2009 and 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Franklin Resources, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

November 16, 2010

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

for the fiscal years ended September 30,	2010	2009	2008
Operating Revenues
Investment management fees	$3,477,974	$2,503,188	$3,683,390
Underwriting and distribution fees	2,043,710	1,408,162	2,002,031
Shareholder servicing fees	283,876	267,350	289,370
Other, net	47,439	15,387	57,595

Total operating revenues	5,852,999	4,194,087	6,032,386

Operating Expenses
Underwriting and distribution	2,003,465	1,352,022	1,937,113
Compensation and benefits	1,080,986	958,511	1,120,657
Information systems, technology and occupancy	295,564	274,198	320,986
Advertising and promotion	158,458	116,129	184,309
Amortization of deferred sales commissions	188,731	142,978	178,004
Other	167,115	147,655	192,315

Total operating expenses	3,894,319	2,991,493	3,933,384

Operating Income	1,958,680	1,202,594	2,099,002
Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	8,497	28,785	(60,230)
Investment and other income, net	119,137	60,997	225,181
Interest expense	(16,506)	(3,771)	(15,758)

Other income, net	111,128	86,011	149,193

Income before taxes	2,069,808	1,288,605	2,248,195
Taxes on income	618,312	384,314	648,376

Net Income	1,451,496	904,291	1,599,819
Less: Net income attributable to noncontrolling interests	5,807	7,513	11,606

Net Income attributable to Franklin Resources, Inc.	$1,445,689	$896,778	$1,588,213

Earnings per Share
Basic	$6.36	$3.87	$6.68
Diluted	$6.33	$3.85	$6.62
Dividends per Share	$3.88	$0.84	$0.80

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

as of September 30,	2010	2009
Assets

Current Assets
Cash and cash equivalents	$3,985,312	$2,982,539
Receivables	684,223	581,810
Investment securities, trading	361,396	502,609
Investment securities, available-for-sale	1,114,637	1,027,287
Investments in equity method investees and other	91,866	51,950
Deferred taxes	89,242	67,773
Prepaid expenses and other	36,117	30,452

Total current assets	6,362,793	5,244,420

Banking/Finance Assets
Cash and cash equivalents	138,404	121,912
Investment securities, trading	23,362	110,600
Investment securities, available-for-sale	408,239	472,055
Loans receivable, net	374,886	310,504
Other	16,303	24,094

Total banking/finance assets	961,194	1,039,165

Non-Current Assets

Investment securities, available-for-sale	4,820	108,838
Investments in equity method investees and other	697,814	398,995
Deferred sales commissions	80,202	103,993
Property and equipment, net	548,956	535,459
Goodwill	1,444,269	1,436,626
Other intangible assets, net	562,360	567,974
Other	45,680	32,993

Total non-current assets	3,384,101	3,184,878

Total Assets	$10,708,088	$9,468,463

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

[Table continued from previous page]

(dollars in thousands)

as of September 30,	2010	2009
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$330,879	$210,789
Commercial paper	29,997	64,156
Accounts payable and accrued expenses	207,443	174,525
Commissions	302,366	219,356
Income taxes	99,197	28,363
Other	36,760	28,351

Total current liabilities	1,006,642	725,540

Banking/Finance Liabilities
Deposits	655,748	664,580
Federal Home Loan Bank advances	51,000	57,000
Other	16,745	24,653

Total banking/finance liabilities	723,493	746,233

Non-Current Liabilities
Long-term debt	898,903	0
Deferred taxes	237,810	218,845
Other	91,261	78,284

Total non-current liabilities	1,227,974	297,129

Total liabilities	2,958,109	1,768,902

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests	19,533	65,126

Stockholders’ Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 224,007,674 and 229,324,345 shares issued and outstanding, at September 30, 2010 and 2009	22,401	22,932
Retained earnings	7,530,877	7,505,890
Accumulated other comprehensive income	173,716	103,351

Total Franklin Resources, Inc. stockholders’ equity	7,726,994	7,632,173
Nonredeemable noncontrolling interests	3,452	2,262

Total stockholders’ equity	7,730,446	7,634,435

Total Liabilities and Stockholders’ Equity	$10,708,088	$9,468,463

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Franklin Resources, Inc.						Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Total Comprehensive Income (Loss)
(in thousands) as of and for the fiscal years ended September 30, 2010, 2009 and 2008	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balance at October 1, 2007	245,470	$24,547	$0	$7,049,417	$258,311	$7,332,275	$(134)	$7,332,141	$41,538
Net income (loss)				1,588,213		1,588,213	(589)	1,587,624	12,195	$1,599,819
Other comprehensive income (loss)
Net unrealized losses on investments, net of tax					(107,875)	(107,875)		(107,875)		(107,875)
Currency translation adjustments					(143,800)	(143,800)		(143,800)		(143,800)
Net unrealized losses on defined benefit plans, net of tax					(282)	(282)		(282)		(282)

Total comprehensive income										1,347,862
Less: comprehensive income attributable to noncontrolling interests										11,606

Total comprehensive income attributable to Franklin Resources, Inc.										$1,336,256

Repurchase of common stock	(14,241)	(1,424)	(158,201)	(1,383,686)		(1,543,311)		(1,543,311)
Cash dividends on common stock				(188,813)		(188,813)		(188,813)
Issuance of common stock	1,549	155	113,129			113,284		113,284
Excess tax benefit from stock-based compensation			33,613			33,613		33,613
Stock-based compensation			11,459			11,459		11,459
Noncontrolling interests
Net consolidations (deconsolidations) of certain sponsored investment products							27,529	27,529	(768,792)
Net subscriptions							2,802	2,802	762,613
Adjustment to initially record unrecognized tax benefits				(20,759)		(20,759)		(20,759)
Disproportional dividends on equity investment				360		360		360

Balance at September 30, 2008	232,778	$23,278	$0	$7,044,732	$6,354	$7,074,364	$29,608	$7,103,972	$47,554

Net income (loss)				896,778		896,778	(3,475)	893,303	10,988	$904,291
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax					106,897	106,897		106,897		106,897
Currency translation adjustments					(8,288)	(8,288)		(8,288)		(8,288)
Net unrealized losses on defined benefit plans, net of tax					(1,612)	(1,612)		(1,612)		(1,612)

Total comprehensive income										1,001,288
Less: comprehensive income attributable to noncontrolling interests										7,513

Total comprehensive income attributable to Franklin Resources, Inc.										$993,775

Repurchase of common stock	(5,475)	(548)	(134,687)	(241,672)		(376,907)		(376,907)
Cash dividends on common stock				(194,438)		(194,438)		(194,438)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

[Table continued from previous page]

	Franklin Resources, Inc.						Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests	Total Comprehensive Income (Loss)
(in thousands) as of and for the fiscal years ended September 30, 2010, 2009 and 2008	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Issuance of common stock	2,021	202	131,476			131,678		131,678
Excess tax benefit from stock-based compensation			7,349			7,349		7,349
Stock-based compensation			(4,138)			(4,138)		(4,138)
Noncontrolling interests
Net deconsolidations of certain sponsored investment products							0	0	(202,626)
Net subscriptions (redemptions)							(23,871)	(23,871)	209,210
Disproportional dividends on equity investment				490		490		490

Balance at September 30, 2009	229,324	$22,932	$0	$7,505,890	$103,351	$7,632,173	$2,262	$7,634,435	$65,126

Net income				1,445,689		1,445,689	698	1,446,387	5,109	1,451,496
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax					48,776	48,776		48,776		48,776
Currency translation adjustments					22,151	22,151		22,151		22,151
Net unrealized losses on defined benefit plans, net of tax					(562)	(562)		(562)		(562)

Total comprehensive income										1,521,861
Less: comprehensive income attributable to noncontrolling interests										5,807

Total comprehensive income attributable to Franklin Resources, Inc.										$1,516,054

Repurchase of common stock	(6,598)	(659)	(139,895)	(535,200)		(675,754)		(675,754)
Cash dividends on common stock				(886,123)		(886,123)		(886,123)
Issuance of common stock	1,282	128	110,240			110,368		110,368
Excess tax benefit from stock-based compensation			11,915			11,915		11,915
Stock-based compensation			17,740			17,740		17,740
Noncontrolling interests
Net deconsolidations of certain sponsored investment products							0	0	(118,424)
Net subscriptions							492	492	67,722
Disproportional dividends on equity investment				621		621		621

Balance at September 30, 2010	224,008	$22,401	$0	$7,530,877	$173,716	$7,726,994	$3,452	$7,730,446	$19,533

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

for the fiscal years ended September 30,	2010	2009	2008
Net Income	$1,451,496	$904,291	$1,599,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,445	181,272	215,222
Stock-based compensation	81,710	84,443	80,705
Excess tax benefit from stock-based compensation	(11,719)	(4,923)	(27,905)
Net (gains) losses on sale of assets	(17,546)	1,665	(36,418)
Equity in net income of affiliated companies	(19,948)	(17,727)	(28,353)
Provision for loan losses	3,252	5,789	13,407
Other-than-temporary impairment of investments	1,463	63,068	13,845
Deferred income taxes	(12,057)	13,182	10,742
Changes in operating assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other	(122,584)	(41,793)	76,857
Principal collected on (originations of) loans held for sale, net	4,853	17,959	(184,185)
Proceeds from securitization of loans held for sale	0	0	394,299
Increase in trading securities, net	(143,037)	(397,508)	(687,246)
Advances of deferred sales commissions	(164,308)	(98,140)	(121,885)
Increase (decrease) in income taxes payable	93,881	(25,258)	(990)
Increase (decrease) in commissions payable	83,010	(10,672)	(44,669)
Increase in other liabilities	33,159	40,775	117,192
Increase (decrease) in accrued compensation and benefits	121,969	(75,021)	18,804

Net cash provided by operating activities	1,651,039	641,402	1,409,241

Purchase of investments	(675,483)	(1,869,562)	(1,887,971)
Liquidation of investments	602,439	2,296,850	1,184,579
Purchase of banking/finance investments	(20,000)	(208,920)	(213,400)
Liquidation of banking/finance investments	182,004	65,001	46,886
(Increase) decrease in loans receivable, net	(64,225)	51,220	(162,718)
Additions of property and equipment, net	(57,403)	(44,650)	(63,498)

Net cash (used in) provided by investing activities	(32,668)	289,939	(1,096,122)

(Decrease) increase in deposits	(8,832)	94,301	128,268
Issuance of common stock	41,762	24,356	13,317
Dividends paid on common stock	(883,539)	(192,784)	(179,033)
Repurchase of common stock	(675,754)	(376,907)	(1,543,311)
Excess tax benefits from stock-based compensation	11,719	4,923	27,905
(Decrease) increase in commercial paper, net	(34,525)	50,701	10,742
Proceeds from issuance of debt	952,036	145,750	468,409
Payments on debt	(66,000)	(276,287)	(991,687)
Noncontrolling interests	68,214	185,339	765,415

Net cash used in financing activities	(594,919)	(340,608)	(1,299,975)

Effect of exchange rate changes on cash and cash equivalents	(4,187)	(13,834)	(69,775)

Increase (decrease) in cash and cash equivalents	1,019,265	576,899	(1,056,631)
Cash and cash equivalents, beginning of year	3,104,451	2,527,552	3,584,183

Cash and Cash Equivalents, End of Year	$4,123,716	$3,104,451	$2,527,552

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Table continued from previous page]

(in thousands)

for the fiscal years ended September 30,	2010	2009	2008
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of year:
Current assets	$2,982,539	$2,314,818	$3,304,495
Banking/finance assets	121,912	212,734	279,688

Total	$3,104,451	$2,527,552	$3,584,183

Cash and cash equivalents, end of year:
Current assets	$3,985,312	$2,982,539	$2,314,818
Banking/finance assets	138,404	121,912	212,734

Total	$4,123,716	$3,104,451	$2,527,552

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(125,626)	$(379,022)	$(863,200)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(23,716)	(176,891)	(118,780)
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$533,334	$395,551	$614,021
Cash paid for interest	7,093	9,382	42,812

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company derives substantially all of its operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively, “investment management and related services”) to investment funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products”). The Company also offers select retail banking, private banking and consumer lending services through its banking/finance segment. Services to the sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of the Company’s revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s board of directors/trustees and/or its shareholders.

Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2010 (“fiscal year 2010”).

Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries in which it has a controlling financial interest. An entity generally is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. The Company also consolidates variable interest entities (“VIEs”) for which it is considered the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

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

Earnings per Share. Basic earnings per share is computed by dividing net income available to the Company’s common shareholders, which exclude participating securities, by the weighted average number of shares of common stock outstanding during the period. The Company’s participating securities consist of its nonvested stock and stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method.

Fair Value Measurements. The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. The Company’s assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between levels are recognized at the end of each quarter.

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

Investment Securities, Trading consist primarily of non-consolidated sponsored investment products held for trading purposes, securities held by consolidated sponsored investment products and retained residual interests and subordinated securities from securitization transactions. Changes in the fair value of these securities are recognized as gains and losses in earnings.

The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. In these instances, the Company primarily employs a market-based approach, which may use prices of recent transactions, various market multiples, book values and other relevant information for the investment or related or other comparable assets to determine the fair value of the investment. In developing this fair value, the Company may also give consideration to an income-based approach valuation, which considers anticipated future cash flows of the investment and converts those amounts into a net present value. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the asset.

The fair value of residual interests from securitization transactions is estimated using discounted cash flow analyses using unobservable inputs, and they are classified as Level 3. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company develops the key inputs using actual portfolio experience and recent market activity for similar transactions. The fair value of retained subordinated securities is determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities, mortgage-backed securities, and other equity securities. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of debt securities is determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.

The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on the published net asset values of the investment products, and they are classified as Level 1. The Company may also hold other equity securities that are classified as Level 3 because their fair value is determined using unobservable inputs. In these instances the Company primarily employs the market-based approach described above for Level 3 securities held by consolidated sponsored investment products.

Investments in Equity Method Investees consist of equity investments in entities, including sponsored investment products, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies are accounted for using the equity method of accounting when the Company’s investment is considered to be more than minor. Investments in mutual fund sponsored investment products are available for current operations and as such are classified as current assets.

Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and are not marketable, time deposits and life settlement contracts. The equity investments are accounted for under the cost method. For disclosure purposes, the fair value of these investments is generally determined based on their net asset value. Time deposits that have maturities greater than three months but less than one year from the date of purchase are also carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of the time deposits approximate fair value. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using unobservable inputs, and are classified as Level 3. Inputs used to determine the fair value include life expectancy assumptions and internal rates of return.

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

Derivatives. The Company enters into interest-rate swap agreements to mitigate interest rate exposure related to loans receivable and deposits of the banking/finance segment. These instruments are economic hedges with changes in their fair value recognized in earnings in other, net revenue.

The Company may also enter into equity swap agreements to mitigate market valuation risks related to investment securities that are carried at fair value. These instruments are economic hedges with changes in their fair value recognized in earnings in other income, net.

Loans Receivable, net consist of retail banking, private banking and consumer lending portfolios. Interest on the loans is accrued using the effective interest method. The majority of retail and private banking loans carry variable interest rates, which are adjusted periodically. The consumer lending loans carry fixed interest rates. Loans receivable are carried at cost, net of an allowance for loan losses. For disclosure purposes, the fair value of loans receivable is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.

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

Loans Held for Sale consist of retail installment loan sale contracts held for public or private sale. The contracts are secured by new and used automobiles purchased from motor vehicle dealers. The loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance included in other, net revenue. The fair value of automobile loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors.

Deferred Sales Commissions. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of the Company’s funds sold without a front-end sales charge are capitalized as deferred sales commission assets (“DCA”). The DCA is amortized over the estimated period in which it will be recovered from distribution and service fee revenues and contingent deferred sales charges, generally over 12 months to eight years, depending on share class.

The Company evaluates DCA for recoverability on a periodic basis using undiscounted cash flows expected to be generated from the related distribution and service fee revenues and contingent deferred sales charges. These evaluations involve the use of estimates and assumptions, including expected future market levels, average assets under management and shareholder redemption rates.

Property and Equipment, net are recorded at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to 35 years. Expenditures for repairs and maintenance are charged to expense when incurred. The Company amortizes leasehold improvements using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

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

Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. The Company amortizes intangible assets over their estimated useful lives which range from seven to 15 years using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.

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

Commercial Paper is carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values approximate fair value. At September 30, 2010 and 2009, commercial paper had maturity dates of three months or less.

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

Variable Funding Notes are carried at the aggregate amount of outstanding borrowings to be repaid. The carrying amount approximates fair value as the interest rates are adjusted periodically.

Federal Home Loan Bank Advances are carried at the aggregate amount of outstanding advances. For disclosure purposes, the fair value is estimated using discounted cash flow models using rates available to the Company for Federal Home Loan Bank (“FHLB”) advances with similar terms and remaining maturities.

Long-term Debt is carried at amortized cost. For disclosure purposes, the fair value is determined using quoted market prices or independent third-party broker or dealer price quotes. The fair value may also be determined using prices of publicly traded debt with similar maturities, credit risk and interest rates.

Noncontrolling Interests which are currently redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity. Nonredeemable noncontrolling interests are classified as a component of equity. Redeemable noncontrolling interests included $19.5 million and $65.1 million related to sponsored investment products that were consolidated in the Company’s financial statements as of September 30, 2010 and 2009. Sales and redemptions of shares of consolidated sponsored investment products are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.

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

Stock-based Compensation. The fair value of share-based payment awards is estimated on the date of grant based on the market price of the underlying shares of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three years. The total number of awards expected to vest is adjusted for estimated forfeitures.

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

As a multinational corporation, the Company operates in various locations outside the United States and generates earnings from its non-U.S. subsidiaries. The Company indefinitely reinvests the undistributed earnings of its non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or contractual repatriation restrictions, and the excess net earnings after debt service payments and regulatory capital requirements of its Canadian and United Kingdom (“U.K.”) consolidated subsidiaries.

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

Note 2 – New Accounting Standards

Accounting Standards Adopted During Fiscal Year 2010

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

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued a new standard related to transfers of financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of the standard in the first quarter of the fiscal year ending September 30, 2011 (“fiscal year 2011”) to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued a new standard related to the consolidation of VIEs. It requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The standard also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and additional disclosures about an enterprise’s involvement in VIEs and any significant changes in risk exposure due to that involvement.

In February 2010, the FASB issued an amendment to the new VIE consolidation standard. For certain investments held by a reporting entity, the amendment indefinitely defers the requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. The deferral generally applies to the reporting entity’s interests in VIEs that have the attributes of an investment company or that apply the specialized industry accounting guidance for investment companies. The existing authoritative consolidation guidance will continue to apply for the VIEs included in the deferral.

The Company’s adoption of the amended standard as of October 1, 2010 will result in the consolidation of certain VIEs that are not currently consolidated. The consolidation of these entities, which consist of automobile loan securitization trusts and collateralized loan obligations, will result in increases in loans receivable, net, investment securities, and long-term debt in the Company’s consolidated balance sheet and the management and performance fees earned from the entities will be eliminated from its consolidated statement of income. The Company will initially measure the assets and liabilities of the automobile securitization trusts at their carrying values (the amounts at which they would have been carried in the Company’s consolidated financial statements if the Company had always consolidated the trusts), resulting in estimated increases to total assets and long-term debt of approximately $337.0 million as of October 1, 2010. Additionally, the Company will elect the fair value option for the collateralized loan obligations, in which all of their financial assets and liabilities will be recorded at fair value upon adoption, resulting in increases to total assets, long-term debt and total stockholders’ equity of approximately $1,038.0 million, $937.0 million and $101.0 million as of October 1, 2010. Subsequent changes in the fair value of the collateralized loan obligations’ financial assets and liabilities will be recognized in earnings.

Note 3 – Earnings per Share

The components of basic and diluted earnings per share were as follows:

(in thousands except per share data)

for the fiscal years ended September 30,	2010	2009	2008
Net income attributable to Franklin Resources, Inc.	$1,445,689	$896,778	$1,588,213
Less: Allocation of earnings to participating nonvested stock and stock unit awards	7,590	6,352	9,922

Net Income Available to Common Stockholders	$1,438,099	$890,426	$1,578,291

Weighted-average shares outstanding – basic	226,104	230,334	236,396
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1,249	1,117	1,872

Weighted-Average Shares Outstanding–Diluted	227,353	231,451	238,268

Earnings per Share
Basic	$6.36	$3.87	$6.68
Diluted	$6.33	$3.85	$6.62

For fiscal year 2010, the Company excluded approximately 0.4 million shares of non-participating nonvested stock unit awards from the calculation of diluted earnings per share because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares outstanding during the fiscal years ended September 30, 2009 and 2008.

Note 4 – Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in its consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)

as of September 30,	2010	2009
Cash on hand and non-interest-bearing deposits with financial institutions	$31,116	$134,508
Interest-bearing deposits with financial institutions	533,100	350,483
Federal funds sold	1,038	5,242
Sponsored money market funds	1,876,448	1,407,801
Time deposits	987,619	947,711
Securities of the U.S. Treasury and federal agencies and other	694,395	258,706

Total	$4,123,716	$3,104,451

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balances were $6.1 million at September 30, 2010 and $7.0 million at September 30, 2009. The required clearing balance was $1.2 million at September 30, 2010 and 2009.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 5 – Investments

Investments consisted of the following:

(in thousands)

as of September 30,	2010	2009
Current
Investment securities, trading	$361,396	$502,609
Investment securities, available-for-sale
Sponsored investment products	1,032,602	943,824
Securities of U.S. states and political subdivisions	64,654	15,118
Securities of the U.S. Treasury and federal agencies	601	55,816
Other equity securities	16,780	12,529

Total investment securities, available-for-sale	1,114,637	1,027,287
Investments in equity method investees and other[1]	91,866	51,950

Total Current	$1,567,899	$1,581,846

Banking/Finance
Investment securities, trading	$23,362	$110,600
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	835	852
Securities of the U.S. Treasury and federal agencies[2]	53,099	56,214
Corporate debt securities[3]	123,108	101,774
Mortgage-backed securities – agency residential[2]	231,046	313,007
Other equity securities	151	208

Total investment securities, available-for-sale	408,239	472,055

Total Banking/Finance	$431,601	$582,655

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$4,662	$23,947
Securities of U.S. states and political subdivisions	0	83,838
Other equity securities	158	1,053

Total investment securities, available-for-sale	4,820	108,838
Investments in equity method investees and other	697,814	398,995

Total Non-Current	$702,634	$507,833

[1]

Includes time deposits with financial institutions having original maturities greater than three months but not exceeding one year from the date of purchase of $3.4 million and $52.0 million at September 30, 2010 and 2009.

[2]	Includes total U.S. government-sponsored enterprise obligations with fair values of $281.7 million and $365.7 million at September 30, 2010 and 2009.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At September 30, 2010 and 2009, current investment securities, trading included $86.3 million and $277.6 million of investments held by sponsored investment products that were consolidated in the Company’s consolidated financial statements.

During fiscal year 2010, the Company re-evaluated its accounting for investments in mutual fund sponsored investment products. As a result of this re-evaluation, the Company deconsolidated certain sponsored investment products and recognized certain sponsored investment products as investments in equity method investees. These adjustments resulted in a decrease in trading securities of $154.3 million and increases in current available-for-sale investments and current investments in equity method investees of $74.9 million and $71.0 million. The Company also recorded $12.8 million of related net gains recognized in earnings in prior years as a reduction to fiscal year 2010 other income (expenses). The Company assessed the impact of these adjustments and concluded that the impact was not material to its financial position and results of operations in fiscal year 2010 or prior periods presented.

The Company classified certain investments in mutual fund sponsored investment products as current investments in equity method investees due to their availability for current operations.

At September 30, 2010, the Company reclassified $58.7 million of certain debt securities and $4.2 million of certain equity securities previously classified as non-current available-for-sale investments based on their maturities to current available-for-sale investments based on their availability for use, if needed, for current operations.

At September 30, 2010 and 2009, banking/finance segment investment securities with aggregate carrying amounts of $196.7 million and $245.9 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $76.7 million and $99.6 million were pledged as collateral for outstanding FHLB borrowings and amounts available in secured FHLB short-term borrowing capacity, and $3.5 million and $1.9 million were pledged as collateral as required by federal and state regulators (see Note 12 – Debt). In addition, investment management and related services segment securities with aggregate carrying amounts of $8.0 million and $5.0 million were pledged as collateral at September 30, 2010 and 2009.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)

		Gross Unrealized
as of September 30, 2010	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$905,835	$138,953	$(7,524)	$1,037,264
Securities of U.S. states and political subdivisions	62,674	2,815	0	65,489
Securities of the U.S. Treasury and federal agencies	52,909	791	0	53,700
Corporate debt securities	120,159	2,949	0	123,108
Mortgage-backed securities – agency residential	225,443	5,603	0	231,046
Other equity securities	16,534	666	(111)	17,089

Total	$1,383,554	$151,777	$(7,635)	$1,527,696

(in thousands)

		Gross Unrealized
as of September 30, 2009	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$890,745	$94,829	$(17,803)	$967,771
Securities of U.S. states and political subdivisions	96,647	3,265	(104)	99,808
Securities of the U.S. Treasury and federal agencies	109,071	3,025	(66)	112,030
Corporate debt securities	100,272	1,502	0	101,774
Mortgage-backed securities – agency residential	311,697	3,561	(2,251)	313,007
Other equity securities	11,136	2,786	(132)	13,790

Total	$1,519,568	$108,968	$(20,356)	$1,608,180

The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $70.4 million, $53.6 million and $(101.7) million for fiscal years 2010, 2009 and 2008. The tax effects of the net unrealized holding gains (losses) included in accumulated other comprehensive income were $(6.8) million, $(13.8) million and $11.2 million for fiscal years 2010, 2009 and 2008.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)

	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$66,816	$(5,506)	$23,394	$(1,920)	$90,210	$(7,426)
Other equity securities	4,174	(108)	26	(3)	4,200	(111)

Total Current	$70,990	$(5,614)	$23,420	$(1,923)	$94,410	$(7,537)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$11,000	$(10)	$35,713	$(88)	$46,713	$(98)

(in thousands)

	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$89,676	$(15,082)	$49,733	$(594)	$139,409	$(15,676)
Other equity securities	782	(118)	28	(5)	810	(123)

Total Current	$90,458	$(15,200)	$49,761	$(599)	$140,219	$(15,799)

Banking/Finance
Investment securities, available-for-sale
Securities of the U.S. Treasury and federal agencies	$2,129	$(36)	$1,437	$(30)	$3,566	$(66)
Mortgaged-backed securities – agency residential	53,717	(333)	161,236	(1,918)	214,953	(2,251)

Total Banking/Finance	$55,846	$(369)	$162,673	$(1,948)	$218,519	$(2,317)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$15,460	$(2,038)	$37,653	$(89)	$53,113	$(2,127)
Securities of U.S. states and political subdivisions	0	0	8,618	(104)	8,618	(104)
Other equity securities	0	0	165	(9)	165	(9)

Total Non-Current	$15,460	$(2,038)	$46,436	$(202)	$61,896	$(2,240)

The Company recognized other-than-temporary impairment of available-for-sale investments, primarily related to sponsored investment products, in the amounts of $1.5 million, $63.1 million and $13.8 million during fiscal years 2010, 2009 and 2008. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal years 2010, 2009 and 2008.

The unrealized losses associated with securities of the U.S. Treasury and federal agencies, securities of U.S. states and political subdivisions, and mortgage-backed securities at September 30, 2009 were primarily driven by changes in interest rates and were not due to the credit quality of the securities. As a result, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2009.

At September 30, 2010, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$6,428	$6,449
Due after one year through five years	42,924	44,947
Due after five years through ten years	13,322	14,093

Total	$62,674	$65,489

Securities of the U.S. Treasury and federal agencies
Due in one year or less	$50,510	$51,279
Due after ten years	2,399	2,421

Total	$52,909	$53,700

Corporate debt securities
Due after one year through five years	$120,159	$123,108
Mortgage-backed securities – agency residential
Due after five years through ten years	$9,373	$9,989
Due after ten years	216,070	221,057

Total	$225,443	$231,046

Note 6 – Fair Value Measurements

The Company records substantially all of its investments at fair value or amounts that approximate fair value. There were no significant transfers between Level 1 and Level 2 during fiscal year 2010.

The tables below present the balances of assets measured at fair value on a recurring basis.

(in thousands) as of September 30, 2010	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$263,444	$94,622	$3,330	$361,396
Investment securities, available-for-sale
Sponsored investment products	1,032,602	0	0	1,032,602
Securities of U.S. states and political subdivisions	0	64,654	0	64,654
Securities of the U.S. Treasury and federal agencies	0	601	0	601
Other equity securities	12,610	4,170	0	16,780
Banking/Finance Assets
Investment securities, trading	0	0	23,362	23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	0	835	0	835
Securities of the U.S. Treasury and federal agencies	0	53,099	0	53,099
Corporate debt securities	0	123,108	0	123,108
Mortgage-backed securities – agency residential	0	231,046	0	231,046
Other equity securities	0	0	151	151
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	407	0	4,255	4,662
Other equity securities	158	0	0	158
Life settlement contracts	0	0	9,214	9,214

Total Assets Measured at Fair Value	$1,309,221	$572,135	$40,312	$1,921,668

(in thousands) as of September 30, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$394,754	$105,802	$2,053	$502,609
Investment securities, available-for-sale
Sponsored investment products	943,824	0	0	943,824
Securities of U.S. states and political subdivisions	0	15,118	0	15,118
Securities of the U.S. Treasury and federal agencies	0	55,816	0	55,816
Other equity securities	8,403	0	4,126	12,529
Banking/Finance Assets
Investment securities, trading	0	81,886	28,714	110,600
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	0	852	0	852
Securities of the U.S. Treasury and federal agencies	0	56,214	0	56,214
Corporate debt securities	0	101,774	0	101,774
Mortgage-backed securities – agency residential	0	313,007	0	313,007
Other equity securities	0	0	208	208
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	19,837	0	4,110	23,947
Securities of U.S. states and political subdivisions	0	83,838	0	83,838
Other equity securities	321	0	732	1,053
Life settlement contracts	0	0	6,162	6,162

Total Assets Measured at Fair Value	$1,367,139	$814,307	$46,105	$2,227,551

The changes in Level 3 assets measured at fair value on a recurring basis for fiscal years 2010 and 2009 were as follows.

(in thousands)

	2010					2009
for the fiscal years ended September 30,	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions		Other[1]	Total	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance, beginning of year	$2,053	$28,714		$15,338	$46,105	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	0	3,440		0	3,440	0	(45,955)	0	(45,955)
Included in consolidated sponsored investment products gains (losses), net	(1,050)	0		0	(1,050)	(423)	0	0	(423)
Included in investment and other income (losses), net	0	0		2,745	2,745	0	0	(1,847)	(1,847)
Included in accumulated other comprehensive income	0	0		(272)	(272)	0	0	476	476
Purchases, sales and settlements, net	2,816	(8,792)		(4,191)	(10,167)	(580)	44,887	2,593	46,900
Transfers into/(out of) Level 3	(489)	0		0	(489)	(1,033)	0	2,004	971

Balance, end of year	$3,330	$23,362		$13,620	$40,312	$2,053	$28,714	$15,338	$46,105

Change in unrealized gains (losses) included in net income relating to assets held at end of year	$96 [2]	$3,440	[3]	$1,506 [4]	$5,042	$(565)[2]	$(45,955)[3]	$0	$(46,520)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.
[4]	Included in investment and other income, net.

The Company may also measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting for loans held for sale or write-downs of individual assets. Automobile loans held for sale were adjusted to fair value during fiscal year 2009 and the loss recorded was de minimus. No adjustment was made to these automobile loans held for sale during fiscal year 2010.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)

as of September 30,	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,123,716	$4,123,716	$3,104,451	$3,104,451
Other investments	53,081	48,366	53,088	53,088
Loans receivable, net	374,886	381,046	310,504	323,672
Loans held for sale	7,449	8,350	15,711	16,621
Financial Liabilities
Commercial paper	$29,997	$29,997	$64,156	$64,156
Deposits	655,748	660,371	664,580	667,793
FHLB advances	51,000	53,731	57,000	57,026
Long-term debt	898,903	955,080	0	0

Note 7 – Loans and Allowance for Loan Losses

The following table summarizes the banking/finance operating segment loans receivable by major category:

(in thousands)

as of September 30,	2010	2009
Commercial loans	$36,471	$33,511
Real estate mortgage loans	61,688	36,303
Installment loans to individuals	257,460	221,765
Other	24,716	25,951

Loans receivable	380,335	317,530
Less: allowance for loan losses	(5,449)	(7,026)

Loans Receivable, Net	$374,886	$310,504

Installment loans to individuals include secured private banking loans to Fiduciary Trust clients and automobile receivables. Other loans include credit card receivables and overdraft receivables. No loan loss allowance is recognized on private banking loans as described in Note 1 – Significant Accounting Policies, Allowance for Loan Losses. At September 30, 2010 and 2009, loans receivable with aggregate carrying values of $45.9 million and $30.6 million were pledged as collateral for the ability to obtain FHLB advances.

Maturities of loans receivable at September 30, 2010 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$31,516	$3,866	$1,089	$36,471
Real estate mortgage loans	4,050	4,965	52,673	61,688
Installment loans to individuals	116,027	75,853	65,580	257,460
Other	23,512	355	849	24,716

Total	$175,105	$85,039	$120,191	$380,335

The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at September 30, 2010:

(in thousands)	Carrying Value
Loans at predetermined interest rates	$128,823
Loans at floating or adjustable interest rates	76,407

Total	$205,230

Changes in the allowance for loan losses were as follows:

(in thousands)

for the fiscal years ended September 30,	2010	2009
Balance, beginning of year	$7,026	$6,291
Provision for loan losses	3,252	5,789
Charge-offs	(6,697)	(7,875)
Recoveries	1,868	2,821

Balance, End of Year	$5,449	$7,026

Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	1.31%	1.49%
Allowance for loan losses as a percentage of loans receivable	1.43%	2.21%

The following is a summary of non-accrual, past due and restructured loans:

(in thousands)

as of September 30,	2010	2009	2008
Non-accrual loans	$5,305	$965	$507
Loans delinquent for 90 days or more	411	642	1,090
Loans modified in a troubled debt restructuring	10,690	6,791	697

Interest income recognized for loans modified in a troubled debt restructuring was not significant in fiscal years 2010, 2009 and 2008.

Note 8 – Securitization of Loans Held for Sale

The Company has entered into automobile loan securitization transactions with securitization trusts structured as qualified special purpose entities (the “securitization trusts”), which then issued asset-backed securities to private investors. The Company recorded these transactions as sales. The securitization transactions are comprised of prime, non-prime and sub-prime contracts for retail installment sales that are secured by new and used automobiles purchased from motor vehicle dealers. The Company purchased the sale contracts in the ordinary course of business.

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the asset-backed securities against delays in payment and certain losses on the securitized loans. At September 30, 2010 and 2009, the amounts of cash on deposit were $29.4 million and $46.9 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, are recognized as banking/finance trading securities in the consolidated balance sheets. Changes in the fair value of the retained interests are recognized in earnings.

The Company did not enter into any automobile loan securitization transactions during fiscal years 2010 and 2009, and does not anticipate entering into any new securitization transactions during fiscal year 2011. During fiscal year 2008, the Company sold automobile loans with an aggregate carrying value of $381.4 million for net sale proceeds of $381.9 million in a securitization transaction and recognized a pre-tax gain of $0.5 million. The securitization transactions in which the Company entered into through September 30, 2008 were similar in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the residual interests. The retained subordinated securities were sold in fiscal year 2010.

The fair value of the retained interests in securitized assets is generally estimated based on the present value of future expected cash flows. The key assumptions used in the present value calculation at the date of securitization for fiscal year 2008 were: excess cash flow discount rate (annual rate) of 6.1% to 13.4%, cumulative life loss rate of 3.7%, expected weighted-average life of 3.6 years, and an average monthly rate for pre-payment speed of 1.6%. The excess cash flow discount rate assumption for fiscal year 2008 includes retained subordinated securities.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at the end of each period (see Note 1 – Significant Accounting Policies, Fair Value Measurements, for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)

as of September 30,	2010	2009
Fair value of retained interests
Retained subordinated securities	$0	$81,886
Residual interests	23,362	28,714

Total	$23,362	$110,600

Excess cash flow discount rate (annual rate)	6.1%	12.2%-14.4%
Impact on fair value of 10% adverse change	$(179)	$(4,133)
Impact on fair value of 20% adverse change	(355)	(8,225)

Cumulative life loss rate	6.9%	7.4%
Impact on fair value of 10% adverse change	$(1,871)	$(2,376)
Impact on fair value of 20% adverse change	(3,757)	(4,763)

Expected weighted-average life (years)	1.5	2.2

Prepayment speed (average monthly rate)	1.2%	1.2%
Impact on fair value of 10% adverse change	$(1,320)	$(2,737)
Impact on fair value of 20% adverse change	(2,364)	(5,241)

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

The following table provides a summary of cash flows received from and paid to securitization trusts:

(in thousands)

for the fiscal years ended September 30	2010	2009	2008
Servicing fees received	$9,078	$13,348	$13,389
Cash flows received related to retained subordinated securities	1,933	6,791	1,830
Cash flows received related to residual interests	13,204	1,554	10,441
Cash paid related to residual interests	(1,286)	(40,058)	0
Purchase of loans from the securitization trusts	0	0	(42,608)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $18.0 million at September 30, 2010 and $24.1 million at September 30, 2009 were included in other banking/finance liabilities in the consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At September 30, 2010 and 2009, the maximum potential amounts of future payments related to these guarantees were $6.2 million and $7.4 million. The fair value of the guarantees was recognized as banking/finance liabilities in the consolidated balance sheets and was not significant.

During fiscal years 2010 and 2009, the Company did not provide any financial or other support to the securitization trusts or the holders of the asset-backed securities, other than described above.

The original amount of loans serviced for the securitization trusts that were still in existence at September 30, 2010 and 2009 totaled $1.8 billion. At September 30, 2010 and 2009, the securitization trusts had 31,621 and 44,221 loans outstanding, and their weighted-average annualized interest rate was 10.5% as of the end of each period. Net charge-offs on the securitized loans held by the securitization trusts and the loans that were managed together with them were $24.0 million in fiscal year 2010, $44.8 million in fiscal year 2009 and $31.7 million in fiscal year 2008.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(dollar amounts in thousands)

as of September 30,	2010	2009
Principal amount of loans
Securitized loans	$319,976	$551,369
Loans receivable	73,602	85,520
Loans held for sale	8,011	16,274

Total	$401,589	$653,163
Principal amount of loans 30 days or more past due[1]	$14,905	$29,238

Credit quality as a percentage of aggregate outstanding principal balance
Prime	46.2%	47.4%
Non-prime	48.4%	49.4%
Sub-prime	5.4%	3.2%

[1]	The majority of the balances were related to securitized loans.

Note 9 – Property and Equipment, Net

The following is a summary of property and equipment:

(in thousands)

as of September 30,	2010	2009	Useful Lives In Years
Furniture, software and equipment	$617,768	$552,990	3 – 10
Premises and leasehold improvements	502,315	486,508	5 – 35
Land	72,577	72,220	N/A

	1,192,660	1,111,718
Less: Accumulated depreciation and amortization	(643,704)	(576,259)

Property and Equipment, Net	$548,956	$535,459

Depreciation and amortization expense related to property and equipment was $67.7 million, $61.5 million and $58.2 million in fiscal years 2010, 2009 and 2008. No impairment loss in value of property and equipment was recognized during fiscal years 2010, 2009 and 2008 as the Company determined there was no indicator of impairment.

Note 10 – Goodwill and Other Intangible Assets

The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2009	$1,436,626	$200,952	$507,737
Foreign currency movements	7,643	303	4,719

Balance at September 30, 2010	$1,444,269	$201,255	$512,456

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets were as follows:

(in thousands)

as of September 30, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$166,212	$(118,060)	$48,152
Other	35,043	(33,291)	1,752

	201,255	(151,351)	49,904
Non-amortized intangible assets
Management contracts	512,456	0	512,456

Total	$713,711	$(151,351)	$562,360

(in thousands)

as of September 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,915	$(109,059)	$56,856
Other	35,037	(31,656)	3,381

	200,952	(140,715)	60,237
Non-amortized intangible assets
Management contracts	507,737	0	507,737

Total	$708,689	$(140,715)	$567,974

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended September 30, 2010 and determined that there was no impairment in the value of these assets as of August 1, 2010. Additionally, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal years 2009 and 2008. No impairment loss in the value of intangible assets subject to amortization was recognized during fiscal years 2010, 2009 and 2008 as the estimates of the undiscounted expected cash flows from these assets or their fair values exceeded the asset carrying values.

Amortization expense related to definite-lived intangible assets was $10.4 million in fiscal years 2010 and 2009, and $10.6 million in fiscal year 2008.

The estimated remaining amortization expense related to definite-lived intangible assets as of September 30, 2010 was as follows:

(in thousands)

for the fiscal years ending September 30,	Amount
2011	$10,429
2012	8,923
2013	8,800
2014	8,800
2015	8,800
Thereafter	4,152

Total	$49,904

Note 11 – Deposits

Deposits, all of which are held in the Company’s U.S. offices, were as follows:

(in thousands)

as of September 30,	2010	2009
Non-interest-bearing demand deposits	$124,836	$97,646
Interest-bearing demand deposits	18,555	16,546
Savings deposits	397,078	415,767
Time deposits	115,279	134,621

Total	$655,748	$664,580

Maturities of time deposits in amounts of $100,000 or more were as follows:

(in thousands)

as of September 30, 2010	Amount
3 months or less	$2,774
Over 3 months through 6 months	480
Over 6 months through 12 months	5,644
Over 12 months	12,039

Total	$20,937

Note 12 – Debt

Outstanding debt consisted of the following:

(dollars in thousands)

as of September 30,	2010	Effective Interest Rate	2009	Effective Interest Rate
Current
Commercial paper	$29,997	0.27%	$64,156	0.27%

Banking/Finance
FHLB advances	51,000	3.62%	57,000	2.94%

Non-Current
$300 million 2.000% notes due 2013	299,533	2.28%	0	N/A
$250 million 3.125% notes due 2015	249,745	3.32%	0	N/A
$350 million 4.625% notes due 2020	349,625	4.75%	0	N/A

Total long-term debt	898,903		0

Total Debt	$979,900		$121,156

At September 30, 2010, maturities for the FHLB advances and long-term debt were as follows:

(in thousands)

for the fiscal years ending September 30,	Amount
2011	$2,000
2012	0
2013	318,033
2014	0
2015	260,245
Thereafter	369,625

Total	$949,903

At September 30, 2010, current debt consisted of commercial paper with a total face value of $30.0 million that matures during the quarter ending December 31, 2010.

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At September 30, 2010, the Company had $51.0 million of FHLB advances outstanding, which are subject to collateralization requirements.

In May 2010, the Company completed the issuance of senior unsecured and unsubordinated notes with a face value of $900.0 million. The net proceeds from the issuance of the notes are available for general corporate purposes; a portion of the proceeds has been used for the repayment of previously issued commercial paper. Of these notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The notes were issued collectively at a discount of $1.2 million that is being amortized over the term of the notes. The Company incurred approximately $6.4 million in debt issuance costs, which are included in other non-current assets in the consolidated balance sheet and are being amortized over the term of the notes. The notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of September 30, 2010, the Company was in compliance with the covenants of the notes.

In addition, at September 30, 2010, the Company had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.6 million available in uncommitted short-term bank lines of credit. The Company’s banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $192.6 million available through the secured Federal Reserve Bank short-term discount window and $56.1 million available in secured FHLB short-term borrowing capacity.

Note 13 – Taxes on Income

Taxes on income were as follows:

(in thousands)

for the fiscal years ended September 30,	2010	2009	2008
Current expense
Federal	$426,470	$223,600	$409,433
State	71,545	42,855	61,860
Foreign	115,033	96,901	169,856
Deferred expense	5,264	20,958	7,227

Total Provision for Income Taxes	$618,312	$384,314	$648,376

Included in income before taxes was $902.1 million, $594.9 million and $1,197.9 million of pre-tax foreign income for fiscal years 2010, 2009 and 2008. The provision for U.S. income taxes in fiscal years 2010, 2009 and 2008 included benefits of $2.5 million, $1.1 million and $4.5 million related to the utilization of net operating loss carry-forwards. In fiscal years 2010, 2009 and 2008, the Company’s income taxes payable for federal, state and foreign purposes have been reduced by tax benefits of $11.9 million, $7.3 million and $33.6 million associated with its stock-based compensation plans. The benefits were recorded as an increase in capital in excess of par value.

The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and tax holidays. The impact of the reduced rates on income tax expense was $37.0 million or $0.16 per diluted share for fiscal year 2010, $8.7 million or $0.04 per diluted share for fiscal year 2009, and $22.4 million or $0.09 per diluted share for fiscal year 2008. These tax incentives will expire at various times throughout fiscal year 2020.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in thousands)

as of September 30,	2010	2009
Deferred Tax Assets
State taxes	$14,194	$8,688
Allowance for loan losses	2,423	3,028
Deferred compensation and employee benefits	46,822	42,376
Stock-based compensation	21,911	24,809
Net operating loss carry-forwards	25,327	21,167
Tax benefit for uncertain tax positions	31,735	28,849
Residual interests from securitization transactions	4,855	13,012
Unrealized losses on investments	0	2,474
Other	22,577	13,247

Total deferred tax assets	169,844	157,650
Valuation allowance for net operating loss carry-forwards	(13,881)	(14,143)

Deferred tax assets, net of valuation allowance	155,963	143,507

Deferred Tax Liabilities
Depreciation on fixed assets	15,349	18,054
Goodwill and other purchased intangibles	218,110	204,915
Deferred commissions	28,176	39,685
Employee compensation	0	12,162
Unrealized gains on investments	14,185	0
Other	23,802	18,579

Total deferred tax liabilities	299,622	293,395

Net Deferred Tax Liability	$143,659	$149,888

The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in thousands)

as of September 30,	2010	2009
Deferred Tax Assets
Current deferred taxes	$89,242	$67,773
Other non-current assets	4,909	1,643
Deferred Tax Liabilities
Other current liabilities	0	459
Non-current deferred taxes	237,810	218,845

Net Deferred Tax Liability	$143,659	$149,888

At September 30, 2010, there were approximately $55.9 million of foreign net operating loss carry-forwards, approximately $27.0 million of which expire between 2011 and 2020 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $197.7 million in state net operating loss carry-forwards that expire between 2011 and 2030. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance decreased $0.3 million in fiscal year 2010 and increased $3.3 million in fiscal year 2009.

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

The Company has made no provision for U.S. income taxes on $4.1 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2010. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested foreign earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2010		2009		2008
Federal taxes at statutory rate	$724,433	35.00%	$451,012	35.00%	$786,868	35.00%
State taxes, net of federal tax effect	51,689	2.50%	30,718	2.38%	41,241	1.83%
Effect of foreign operations	(177,113)	(8.56)%	(93,390)	(7.25)%	(185,530)	(8.25)%
Change in valuation allowance	(5,242)	(0.25)%	0	0%	0	0%
Other	24,545	1.18%	(4,026)	(0.31)%	5,797	0.26%

Tax Provision	$618,312	29.87%	$384,314	29.82%	$648,376	28.84%

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in thousands)

for the fiscal year ended September 30,	2010
Balance, beginning of year	$75,998
Additions for tax positions of prior years	11,388
Reductions for tax positions of prior years	(928)
Additions for tax positions related to the current year	12,206
Settlements with taxing authorities	(819)
Expirations of statute of limitations	(4,557)

Balance, End of Year	$93,288

If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.

Accrued interest on uncertain tax positions at September 30, 2010 and 2009 was approximately $18.5 million and $13.6 million, and is not presented in the unrecognized tax benefits table above. Interest expense of $5.1 million and $3.5 million was recognized in the consolidated statements of income during fiscal years 2010 and 2009. Accrued penalties at September 30, 2010 and 2009 were insignificant.

The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1995 to 2010; Hong Kong and Singapore 2003 to 2010; Canada and City of New York 2005 to 2010; U.S. federal, the States of California, Florida, Massachusetts, New Jersey, and New York 2006 to 2010; and the United Kingdom 2008 to 2010.

The Company has on-going examinations in various stages of completion in the City of New York, States of Michigan and New York, Canada, India, and Singapore. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2010 could decrease by an estimated $46.5 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and foreign tax jurisdictions, and potential settlements with U.S. states and foreign taxing authorities. The unrecognized tax benefits described above are included in the Company’s contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. At this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amount of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are $14.0 million and $5.0 million.

Note 14 – Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile securitization trusts in amounts due to the holders of asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At September 30, 2010, the banking/finance segment had issued financial standby letters of credit totaling $9.1 million on which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities at September 30, 2010.

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

On February 25, 2005, the Company-related defendants filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent trustees to the named Funds, and a former Franklin executive. On September 4, 2009, the court entered as its order the parties’ stipulation to dismiss without prejudice the remaining Fund trustee defendants named in the consolidated amended class action complaint. On January 12, 2010, lead plaintiff in the consolidated class action filed a second consolidated amended class action complaint. The Company-related defendants filed a motion for partial summary judgment in the consolidated class action on March 24, 2010, and lead plaintiff filed its opposition and cross-motion for partial summary judgment on June 4, 2010. All briefing on the motions was completed in late August 2010. The Company-related defendants’ motion to dismiss the consolidated fund derivative action remains under submission with the court, and, pursuant to stipulation, that action is stayed pending resolution of the cross-motions for partial summary judgment in the consolidated class action. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004.

In Canada, Franklin Templeton Investments Corp., a Franklin subsidiary and the manager of Franklin Templeton Investments’ Canadian mutual funds, is named (along with several other non-Franklin affiliated manager defendants) in two market timing lawsuits that are styled as class actions (Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed in the Superior Court for the Province of Quebec, District of

Montreal on October 25, 2004, and Fischer v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice on March 9, 2006). The lawsuits seek, among other forms of relief, one or more of the following: unspecified monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and attorneys’ fees and costs. Oral argument on petitioners’ motion for authorization to institute a class action in the Huneault lawsuit concluded on May 5, 2009, and the court then took the matter under submission. Separately, on January 12, 2010, the court in the Fischer lawsuit denied plaintiffs’ motion for class certification, and plaintiffs filed a notice of appeal of that ruling on February 22, 2010. On July 20, 2010, Franklin Templeton Investments Corp. and the plaintiffs reached an agreement-in-principle to resolve both the Huneault and Fischer actions for a total proposed payment of approximately $5.0 million, subject to certain conditions including certification of a class in each lawsuit on consent for settlement purposes and court approval of the settlement. In September 2010, plaintiffs in both actions moved to certify a class for purposes of effecting the proposed settlement and both courts granted the motions. Notice to class members of the class certification and proposed settlement was published on October 22, 2010, and the courts in both actions have scheduled December 17, 2010 for hearing on final settlement approval.

In addition, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), were named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit was captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, and was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff attempted to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and sought unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint on January 22, 2010. On June 8, 2010, the court granted defendants’ motion to dismiss the Section 47(b) claim (the lone federal claim), giving plaintiff limited leave to amend his complaint to cure the deficiency in that claim. Plaintiff filed an amended complaint on July 7, 2010, and defendants filed a motion to dismiss the amended complaint on August 20, 2010. On October 22, 2010, the court granted defendants’ motion, dismissing the lone federal claim with prejudice for failure to state a claim, and declining to exercise supplemental jurisdiction over plaintiff’s state law claims. Plaintiff has 30 days from the date of entry of the dismissal order to file any notice of appeal.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and the Company intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations. In management’s opinion, an adequate accrual has been made as of September 30, 2010, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Variable Interest Entities

The Company’s VIEs primarily include certain sponsored investment products and certain other investment products (collectively, “investment products”). The Company’s variable interests generally include its equity ownership interest in the investment products and its investment management and related services fees earned from sponsored investment products. Based on its evaluations, the Company believes it was not the primary beneficiary of its VIEs and, as a result, did not consolidate these entities as of and for the fiscal years ended September 30, 2010 and 2009.

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary, were approximately $48.1 billion at September 30, 2010 and $35.8 billion at September 30, 2009. The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from these investment products as recorded in the Company’s consolidated balance sheets at September 30, 2010 and 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)

as of September 30,	2010	2009
Current Assets
Receivables	$63,813	$50,088
Investment securities, available-for-sale	164,994	112,853
Investments in equity method investees and other	5,401	0

Total Current	234,208	162,941

Non-Current Assets
Investment securities, available-for-sale	845	20,208
Investments in equity method investees and other	636,548	305,024

Total Non-Current	637,393	325,232

Total	$871,601	$488,173

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s consolidated balance sheet related to these VIEs was $4.1 million at September 30, 2010 and $14.9 million at September 30, 2009. These amounts represent the Company’s maximum exposure to loss. The Company did not provide financial or other support to its other VIEs during fiscal years 2010 and 2009.

The joint venture VIEs previously included LFL and LAFL, in which the Company held 49% ownership interests at September 30, 2009. The Company liquidated its ownership interests in LFL and LAFL during the three months ended December 31, 2009.

Other Commitments and Contingencies

The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $66.6 million, $58.7 million and $57.8 million and sublease income totaled $1.7 million, $4.2 million and $5.2 million for fiscal years 2010, 2009 and 2008. Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2010:

(in thousands)

for fiscal years ending September 30,	Amount
2011	$46,120
2012	42,418
2013	39,528
2014	36,578
2015	29,180
Thereafter	57,812

Total Minimum Lease Payments	$251,636

Future minimum rentals to be received under non-cancellable subleases totaled approximately $13.2 million at September 30, 2010.

At September 30, 2010, the banking/finance segment had commitments to extend credit aggregating $144.1 million, primarily under credit card lines.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2010 and 2009, the Company held cash of approximately $351.5 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

In May 2010, the Company completed the issuance of senior unsecured and unsubordinated notes with a face value of $900.0 million (see Note 12 - Debt).

Note 15 – Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors and employees. At September 30, 2010, approximately 3.5 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price and remaining contractual term)	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,737	$37.86
Exercised	(592)	37.54

Outstanding and Exercisable at September 30, 2010	2,145	$37.95	1.8	$147,866

Stock option awards generally have been granted at prices that are either equal to or above the market value of the underlying shares of the Company’s common stock on the date of grant and expire no later than ten years after the grant date. No stock option awards have been granted since November 2004. All stock options were fully vested and all related compensation cost was recognized prior to fiscal year 2008. The total intrinsic values of share options exercised during fiscal years 2010, 2009 and 2008 were $40.4 million, $20.1 million and $24.2 million.

Cash received from stock option exercises for fiscal years 2010, 2009 and 2008 was $22.3 million, $24.4 million and $13.3 million. Income tax benefits from stock option exercises for fiscal years 2010, 2009 and 2008 were $10.9 million, $8.0 million and $18.0 million.

Stock and Stock Unit Awards

Stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. Certain performance-based long-term stock and stock unit awards have been granted which generally vest based on the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure is forfeited.

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $75.2 million at September 30, 2010. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.5 years. The total fair value of stock awards and stock unit awards vested during fiscal years 2010, 2009 and 2008 was $64.8 million, $81.4 million and $56.5 million. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2010, 2009 and 2008 were $107.10, $68.40 and $120.90 per share.

The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2009	954	$85.21
Granted	820	107.10
Vested	(671)	94.58
Forfeited/cancelled	(88)	94.81

Nonvested Balance at September 30, 2010	1,015	$95.86

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 0.3 million shares were issued under the ESIP during fiscal year 2010. At September 30, 2010, approximately 2.8 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $81.7 million, $84.4 million and $80.7 million were recognized in the consolidated statements of income during fiscal years 2010, 2009 and 2008.

The Company generally does not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.

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

(in thousands)

	Pension Benefits		Other Benefits
as of and for the fiscal years ended September 30,	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$38,736	$31,870	$6,371	$5,249
Service cost	2,891	3,636	11	14
Interest cost	2,041	1,770	353	400
Participant contributions	792	1,056	0	0
Benefits paid	(1,874)	(293)	(452)	(667)
Actuarial losses	95	3,565	1,097	1,375
Foreign currency movements	(602)	(2,868)	0	0

Benefit Obligation at End of Year	$42,079	$38,736	$7,380	$6,371

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$38,810	$32,542	$0	$0
Actual return on assets	2,800	4,554	0	0
Employer contributions	3,023	3,906	452	667
Participant contributions	792	1,056	0	0
Benefits paid	(1,874)	(293)	(452)	(667)
Foreign currency movements	(595)	(2,955)	0	0

Fair Value of Plan Assets at End of Year	$42,956	$38,810	$0	$0

Funded Status	$877	$74	$(7,380)	$(6,371)

(in thousands)

	Pension Benefits		Other Benefits
as of and for the fiscal years ended September 30,	2010	2009	2010	2009
Amounts Recognized in the Consolidated Balance Sheets
Non-current assets	$877	$74	$0	$0
Current liabilities	0	0	(505)	(452)
Other non-current liabilities	0	0	(6,875)	(5,919)

Net Asset (Liability)	$877	$74	$(7,380)	$(6,371)

Weighted-Average Assumptions
Discount rate	5.10%	5.60%	4.80%	5.75%
Expected long-term rate of return on plan assets[1]	7.20%	7.13%	N/A	N/A
Rate of compensation increase	4.20%	4.80%	4.50%	4.50%

[1]	The expected long-term rate of return on plan assets is based on the weighted-average historic performance of each asset class and current market conditions.

The following table summarizes the components of net periodic benefit cost for all plans.

(in thousands)

	Pension Benefits			Other Benefits
for the fiscal years ended September 30,	2010	2009	2008	2010	2009	2008
Service cost	$2,891	$3,636	$4,009	$11	$14	$17
Interest cost	2,041	1,770	2,411	353	400	346
Expected return on plan assets	(2,793)	(2,234)	(3,152)	0	0	0
Amortization of net actuarial losses (gains)	0	0	0	23	(28)	0

Net Periodic Benefit Cost	$2,139	$3,172	$3,268	$387	$386	$363

As of September 30, 2010, the Company’s defined benefit pension plan assets were invested in investment funds with holdings of $36.8 million in equity securities, $3.1 million in debt securities, and $3.1 million in cash and cash equivalents. The fair value of the investment funds, which are classified as Level 1, is determined based on the published net asset value of the funds. There were no pension plan assets classified as Level 3 during fiscal year 2010.

The Company has no target allocation set for the defined benefit pension plan as the plan members control all investment decisions. The defined benefit healthcare plan is an unfunded benefit plan. The Company expects to contribute $3.0 million to the pension plan and $0.5 million to the healthcare benefit plan in fiscal year 2011. The expected future benefit payments over the next 10 years for the pension plan and for the healthcare plan are $13.8 million and $4.8 million.

Note 17 – Segment Information

The Company bases its operating segment selection process primarily on services offered. The Company derives substantially all of its operating revenues from providing investment management and related services to its sponsored investment products and the sub-advised accounts that it manages. This is the Company’s primary business and operating segment. The Company’s investment management and related services are marketed to the public globally under six distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby®.

The Company’s secondary business and operating segment is banking/finance. The banking/finance segment offers select retail banking, private banking and consumer lending services through its bank subsidiaries. Banking and consumer lending activities include, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and automobile lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships.

Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance segment are reported net of interest expense, the provision for loan losses and changes in fair value of residual interests from securitization transactions.

(in thousands)

as of and for the fiscal year ended September 30, 2010	Investment Management and Related Services	Banking/ Finance	Total
Assets	$9,746,894	$961,194	$10,708,088
Operating revenues	5,814,623	38,376	5,852,999
Interest expense	(16,506)	N/A	(16,506)
Income before taxes	2,032,481	37,327	2,069,808

as of and for the fiscal year ended September 30, 2009
Assets	$8,429,298	$1,039,165	$9,468,463
Operating revenues	4,195,592	(1,505)	4,194,087
Interest expense	(3,771)	N/A	(3,771)
Income (loss) before taxes	1,338,941	(50,336)	1,288,605

as of and for the fiscal year ended September 30, 2008
Assets	$8,115,141	$1,061,379	$9,176,520
Operating revenues	5,995,796	36,590	6,032,386
Interest expense	(15,758)	N/A	(15,758)
Income (loss) before taxes	2,250,201	(2,006)	2,248,195

Operating revenues of the banking/finance segment included above were as follows:

(in thousands)

for the fiscal years ended September 30,	2010	2009	2008
Interest and fees on loans	$18,646	$19,507	$46,725
Interest and dividends on investment securities	13,811	19,707	23,067

Total interest income	32,457	39,214	69,792

Interest on deposits	(4,723)	(6,153)	(9,014)
Interest on short-term debt	(36)	(943)	(13,347)
Interest on long-term debt	(1,859)	(1,682)	(850)

Total interest expense	(6,618)	(8,778)	(23,211)

Net interest income	25,839	30,436	46,581
Unrealized gains (losses) on trading investments, net	3,440	(45,955)	(4,860)
Other income	12,349	19,803	8,276
Provision for loan losses	(3,252)	(5,789)	(13,407)

Total	$38,376	$(1,505)	$36,590

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Operating revenues are generally allocated to geographic areas based on the location of the office providing services and are summarized below.

(in thousands)

for the fiscal years ended September 30,	2010	2009	2008
Operating Revenues
United States	$3,919,953	$2,917,695	$3,828,741
The Bahamas	753,701	488,739	844,843
Asia-Pacific[1]	596,726	356,268	667,863
Canada	302,972	233,093	387,054
Europe[2]	279,647	198,292	303,885

Total	$5,852,999	$4,194,087	$6,032,386

Property and Equipment, Net
United States	$415,250	$395,198	$407,755
The Bahamas	17,896	18,666	16,926
Asia-Pacific[1]	86,247	85,709	83,351
Canada	13,971	16,702	21,062
Europe[2]	15,592	19,184	25,612

Total	$548,956	$535,459	$554,706

[1]	Asia-Pacific geographic area includes Latin America and Australia.
[2]	Europe geographic area includes Middle East and Africa.

Note 18 – Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands)

for the fiscal years ended September 30,	2010	2009	2008
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains (losses), net	$14,493	$(36,732)	$(4,786)
Unrealized gains (losses), net	(5,996)	65,517	(55,444)

Total	8,497	28,785	(60,230)

Investment and Other Income (Losses), Net
Dividend income	38,647	37,886	43,278
Interest income	12,917	31,918	100,428
Capital gain distributions	1,998	14,535	10,083
Other-than-temporary impairment of investment securities, available-for-sale	(1,463)	(63,068)	(13,845)
Realized gains on sale of investment securities, available-for-sale	17,924	9,750	37,828
Realized losses on sale of investment securities, available-for-sale	(1,619)	(13,694)	(6,673)
Gains (losses) on trading investment securities, net	30,343	6,154	(5,231)
Income from investments in equity method investees, net of tax	19,948	17,727	28,353
Foreign currency exchange gains (losses), net	(4,715)	9,923	15,050
Other, net	5,157	9,866	15,910

Total	119,137	60,997	225,181
Interest expense	(16,506)	(3,771)	(15,758)

Other Income, Net	$111,128	$86,011	$149,193

Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $247.1 million, $706.8 million and $185.1 million for fiscal years 2010, 2009 and 2008.

The Company recognized net gains (losses) on trading investment securities that were held at September 30, 2010, 2009 and 2008 in the amounts of $15.5 million, $16.9 million and $(74.8) million.

Note 19 – Banking Regulatory Ratios

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

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). As of June 30, 2010, the Company prospectively revised its calculation methodology to follow the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company’s calculations as of September 30, 2010 and 2009, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)

as of September 30,	2010	2009	Capital Adequacy Minimum
Tier 1 capital	$5,461,801	$5,495,995	N/A
Total risk-based capital	5,467,250	5,503,022	N/A
Tier 1 leverage ratio	65%	75%	4%
Tier 1 risk-based capital ratio	63%	97%	4%
Total risk-based capital ratio	63%	97%	8%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm set forth in Item 8 of Part II of this Form 10-K are incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant”.

Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company’s website at www.franklinresources.com under “Corporate Governance”. A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website.

The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No.1 Election of Directors–Nominees”, “Proposal No. 1 Election of Directors–Information about the Board and its Committees–The Audit Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2011 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2010.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Director Fees” and “Proposal No. 1 Election of Directors–Executive Compensation” of the Company’s 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors–Security Ownership of Management” of the Company’s 2011 Proxy Statement.

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2010 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	2,668,557	[2]	$37.95	[3]	6,288,228	[4]
Equity compensation plans not approved by stockholders	0		0		0

Total	2,668,557		$37.95		6,288,228

(1)

Consists of the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”) and the amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”). Equity securities granted under the USIP may include awards in connection with the Amended and Restated Annual Incentive Compensation Plan and the 2004 Key Executive Incentive Compensation Plan, as amended and restated.

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

(3)	Does not take into account restricted stock unit awards under the USIP.
(4)	As of September 30, 2010, 2,817,549 shares of common stock were available for future issuance under the ESIP and 3,470,679 shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–General”, “Proposal No.1 Election of Directors–Corporate Governance–Director Independence Standards” and “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of the Company’s 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2011 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

(a)(3)	Exhibits.

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of First Supplemental Indenture, dated October 9, 1996, between Franklin Resources, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on From S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3	Form of Second Supplemental Indenture, dated May 20, 2010, between Franklin Resources, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

Exhibit No.	Description
10.1	Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-09318) (the “2009 Annual Report”)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report

10.3	Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.3 to the 2009 Annual Report

10.4	Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (“March 2009 Quarterly Report”)

10.5	Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.5 to the 2009 Annual Report

10.6	Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.6 to the 2009 Annual Report

10.7	Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.7 to the 2009 Annual Report

10.8	Representative 12b-1 Form of Amended and Restated Class 2, 3 and 4 Distribution Plan between Franklin Templeton Variable Insurance Products Trust and Franklin/Templeton Distributors, Inc., incorporated by reference to Exhibit 10.8 to the 2009 Annual Report

10.9	Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds, incorporated by reference to Exhibit 10.9 to the 2009 Annual Report

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds, incorporated by reference to Exhibit 10.10 to the 2009 Annual Report

10.11	Representative Form of Multiple Class Plan on behalf of certain funds, incorporated by reference to Exhibit 10.11 to the 2009 Annual Report

10.12	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)

Exhibit No.	Description
10.13	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients, incorporated by reference to Exhibit 10.13 to the 2009 Annual Report

10.14	Representative Form of Custody-Only Agreement for High-Net Worth Clients, incorporated by reference to Exhibit 10.14 to the 2009 Annual Report

10.15	Representative Form of Participation Agreement between Franklin Templeton Variable Insurance Products Trust, Franklin/Templeton Distributors, Inc. and certain other parties, incorporated by reference to Exhibit 10.15 to the 2009 Annual Report

10.16	Representative Form of Participation Agreement Addendum between Franklin Templeton Variable Insurance Products Trust and certain other parties, incorporated by reference to Exhibit 10.16 to the 2009 Annual Report

10.17	Representative Form of Form of Fund of Funds Subscription Agreement between Franklin Templeton Variable Insurance Products Trust and certain funds, incorporated by reference to Exhibit 10.17 to the 2009 Annual Report

10.18	Representative Form of Administrative Services Agreement between Franklin Templeton Services, LLC and certain insurance companies, incorporated by reference to Exhibit 10.18 to the 2009 Annual Report

10.19	Representative Form of Stock Option Agreement and Notice of Stock Option Grant under the Registrant’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.20	Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.26 to the 2009 Annual Report*

10.21	Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant (filed herewith)*

10.22	Representative Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.23	2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008, incorporated by reference to Exhibit 10.4 to the March 2009 Quarterly Report*

10.24	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated October 12, 2009 and effective February 1, 2010), incorporated by reference to Exhibit 10.33 to the 2009 Annual Report*

Exhibit No.	Description
10.25	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated effective March 16, 2010), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 001-09318) (“March 2010 Quarterly Report”)*

10.26	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective March 16, 2010), incorporated by reference to Exhibit 10.2 to the March 2010 Quarterly Report*

10.27	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Non-Employee Director Compensation as of September 30, 2009, incorporated by reference to Exhibit 10.36 to the 2009 Annual Report*

10.29	Named Executive Officer Compensation as of January 1, 2010 (filed herewith)*

12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

*	Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 16, 2010	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 16, 2010	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 16, 2010	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 16, 2010	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	November 16, 2010	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman and Director

Date:	November 16, 2010	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 16, 2010	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 16, 2010	By:	/s/ Thomas H. Kean
Thomas H. Kean, Director

Date:	November 16, 2010	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 16, 2010	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 16, 2010	By:	/s/ Peter M. Sacerdote
Peter M. Sacerdote, Director

Date:	November 16, 2010	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 16, 2010	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of First Supplemental Indenture, dated October 9, 1996, between Franklin Resources, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on From S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3	Form of Second Supplemental Indenture, dated May 20, 2010, between Franklin Resources, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

10.1	Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-09318) (the “2009 Annual Report”)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report

10.3	Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.3 to the 2009 Annual Report

Exhibit No.	Description
10.4	Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (“March 2009 Quarterly Report”)

10.5	Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.5 to the 2009 Annual Report

10.6	Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.6 to the 2009 Annual Report

10.7	Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.7 to the 2009 Annual Report

10.8	Representative 12b-1 Form of Amended and Restated Class 2, 3 and 4 Distribution Plan between Franklin Templeton Variable Insurance Products Trust and Franklin/Templeton Distributors, Inc., incorporated by reference to Exhibit 10.8 to the 2009 Annual Report

10.9	Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds, incorporated by reference to Exhibit 10.9 to the 2009 Annual Report

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds, incorporated by reference to Exhibit 10.10 to the 2009 Annual Report

10.11	Representative Form of Multiple Class Plan on behalf of certain funds, incorporated by reference to Exhibit 10.11 to the 2009 Annual Report

10.12	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)

10.13	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients, incorporated by reference to Exhibit 10.13 to the 2009 Annual Report

10.14	Representative Form of Custody-Only Agreement for High-Net Worth Clients, incorporated by reference to Exhibit 10.14 to the 2009 Annual Report

10.15	Representative Form of Participation Agreement between Franklin Templeton Variable Insurance Products Trust, Franklin/Templeton Distributors, Inc. and certain other parties, incorporated by reference to Exhibit 10.15 to the 2009 Annual Report

10.16	Representative Form of Participation Agreement Addendum between Franklin Templeton Variable Insurance Products Trust and certain other parties, incorporated by reference to Exhibit 10.16 to the 2009 Annual Report

10.17	Representative Form of Form of Fund of Funds Subscription Agreement between Franklin Templeton Variable Insurance Products Trust and certain funds, incorporated by reference to Exhibit 10.17 to the 2009 Annual Report

Exhibit No.	Description
10.18	Representative Form of Administrative Services Agreement between Franklin Templeton Services, LLC and certain insurance companies, incorporated by reference to Exhibit 10.18 to the 2009 Annual Report

10.19	Representative Form of Stock Option Agreement and Notice of Stock Option Grant under the Registrant’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.20	Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.26 to the 2009 Annual Report*

10.21	Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant (filed herewith)*

10.22	Representative Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.23	2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008, incorporated by reference to Exhibit 10.4 to the March 2009 Quarterly Report*

10.24	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated October 12, 2009 and effective February 1, 2010), incorporated by reference to Exhibit 10.33 to the 2009 Annual Report*

10.25	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated effective March 16, 2010), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 001-09318) (“March 2010 Quarterly Report”)*

10.26	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective March 16, 2010), incorporated by reference to Exhibit 10.2 to the March 2010 Quarterly Report*

10.27	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Non-Employee Director Compensation as of September 30, 2009, incorporated by reference to Exhibit 10.36 to the 2009 Annual Report*

10.29	Named Executive Officer Compensation as of January 1, 2010 (filed herewith)*

12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

*	Management/Employment Contract or Compensatory Plan or Arrangement