Form 10-Q
period 2010-12-31
FRANKLIN RESOURCES INC
filed 2011-02-08
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

    Outstanding: 223,065,236 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2010	2009
Operating Revenues
Investment management fees	$1,040,878	$806,664
Sales and distribution fees	577,832	488,053
Shareholder servicing fees	72,055	69,543
Other, net	9,548	13,151

Total operating revenues	1,700,313	1,377,411

Operating Expenses
Sales, distribution and marketing	647,153	535,593
Compensation and benefits	292,394	254,312
Information systems and technology	40,367	38,003
Occupancy	30,868	30,607
General, administrative and other	30,297	51,919

Total operating expenses	1,041,079	910,434

Operating Income	659,234	466,977

Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	(738)	15,072
Investment and other income, net	47,066	32,978
Interest expense	(7,895)	(742)

Other income, net	38,433	47,308

Income before taxes	697,667	514,285
Taxes on income	207,550	156,736

Net income	490,117	357,549
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(11,877)	216
Redeemable noncontrolling interests	837	1,730

Net Income Attributable to Franklin Resources, Inc.	$501,157	$355,603

Earnings per Share
Basic	$2.24	$1.55
Diluted	$2.23	$1.54
Dividends per Share	$0.25	$3.22

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	December 31, 2010	September 30, 2010
Assets

Current Assets
Cash and cash equivalents	$4,101,724	$3,985,312
Cash and cash equivalents of consolidated variable interest entities	73,236	0
Receivables	810,236	684,223
Investment securities, trading	541,118	361,396
Investment securities, available-for-sale	1,017,398	1,114,637
Investments of consolidated variable interest entities, at fair value	44,395	0
Investments in equity method investees and other	89,367	91,866
Deferred taxes	96,114	89,242
Prepaid expenses and other	34,911	36,117

Total current assets	6,808,499	6,362,793

Banking/Finance Assets
Cash and cash equivalents	146,070	138,404
Investment securities, trading	0	23,362
Investment securities, available-for-sale	393,891	408,239
Loans receivable, net	401,944	374,886
Loans receivable of consolidated variable interest entities, net	265,881	0
Other	47,777	16,303

Total banking/finance assets	1,255,563	961,194

Non-Current Assets
Investments of consolidated variable interest entities, at fair value	943,727	0
Investments in equity method investees and other	687,571	702,634
Property and equipment, net	566,672	548,956
Goodwill	1,447,065	1,444,269
Other intangible assets, net	560,336	562,360
Other	122,522	125,882

Total non-current assets	4,327,893	3,384,101

Total Assets	$12,391,955	$10,708,088

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited	[Table continued from previous page]

(dollars in thousands, except per share data)	December 31, 2010	September 30, 2010
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$196,137	$330,879
Commercial paper	27,248	29,997
Current maturities of long-term debt of consolidated variable interest entities, at fair value	55,735	0
Accounts payable, accrued expenses and other	291,012	244,203
Commissions	328,643	302,366
Income taxes	209,554	99,197

Total current liabilities	1,108,329	1,006,642

Banking/Finance Liabilities
Deposits	677,358	655,748
Long-term debt of consolidated variable interest entities	286,962	0
Federal Home Loan Bank advances	51,000	51,000
Other	1,843	16,745

Total banking/finance liabilities	1,017,163	723,493

Non-Current Liabilities
Long-term debt	898,971	898,903
Long-term debt of consolidated variable interest entities, at fair value	886,160	0
Deferred taxes	241,306	237,810
Other	86,503	91,261

Total non-current liabilities	2,112,940	1,227,974

Total liabilities	4,238,432	2,958,109

Commitments and Contingencies (Note 10)

Redeemable Noncontrolling Interests	20,957	19,533

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 223,293,744 and 224,007,674 shares issued and outstanding, at December 31, 2010 and September 30, 2010	22,329	22,401
Retained earnings	7,827,026	7,530,877
Appropriated retained earnings of consolidated variable interest entities	93,836	0
Accumulated other comprehensive income	186,537	173,716

Total Franklin Resources, Inc. stockholders’ equity	8,129,728	7,726,994
Nonredeemable noncontrolling interests	2,838	3,452

Total stockholders’ equity	8,132,566	7,730,446

Total Liabilities and Stockholders’ Equity	$12,391,955	$10,708,088

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2010	2009
Net Income	$490,117	$357,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,478	66,001
Stock-based compensation	21,775	19,619
Excess tax benefit from stock-based compensation	(12,047)	(9,502)
Net gains on sale of assets	(26,968)	(1,715)
Equity in net income of affiliated companies	(23,892)	(4,150)
Provision for loan losses	2,845	1,053
Other-than-temporary impairment of investments	13,156	1,462
Net losses of consolidated variable interest entities	11,458	0
Deferred income taxes	5,957	(106)

Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(135,780)	(101,979)
Increase in trading securities, net	(182,115)	(74,237)
Increase in income taxes payable	118,828	114,691
Increase in commissions payable	26,277	21,425
Increase (decrease) in other liabilities	9,130	(19,528)
Decrease in accrued compensation and benefits	(135,443)	(53,508)

Net cash provided by operating activities	245,776	317,075

Purchase of investments	(43,512)	(166,982)
Purchase of investments by consolidated variable interest entities	(176,137)	0
Liquidation of investments	190,477	231,096
Liquidation of investments by consolidated variable interest entities	251,815	0
Liquidation of banking/finance investments	13,690	67,119
Increase in loans receivable, net	(28,049)	(52,494)
Decrease in loans receivable held by consolidated variable interest entities, net	43,980	0
Additions of property and equipment, net	(54,003)	(9,590)
Cash and cash equivalents recognized due to adoption of new consolidation guidance	45,841	0

Net cash provided by investing activities	244,102	69,149

Increase in deposits	21,610	24,665
Issuance of common stock	13,061	8,303
Dividends paid on common stock	(49,763)	(732,970)
Repurchase of common stock	(198,536)	(173,996)
Excess tax benefit from stock-based compensation	12,047	9,502
(Decrease) increase in commercial paper, net	(2,767)	192,451
Proceeds from issuance of debt	0	9,000
Payments on debt by consolidated variable interest entities	(89,721)	0
Noncontrolling interests	1,357	22,454

Net cash used in financing activities	(292,712)	(640,591)

Effect of exchange rate changes on cash and cash equivalents	148	224

Increase (decrease) in cash and cash equivalents	197,314	(254,143)
Cash and cash equivalents, beginning of period	4,123,716	3,104,451

Cash and Cash Equivalents, End of Period	$4,321,030	$2,850,308

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited	[Table continued from previous page]

	Three Months Ended December 31,
(in thousands)	2010	2009
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,985,312	$2,982,539
Banking/finance assets	138,404	121,912

Total	$4,123,716	$3,104,451

Cash and cash equivalents, end of period
Current assets	$4,101,724	$2,753,253
Current assets of consolidated variable interest entities	73,236	0
Banking/finance assets	146,070	97,055

Total	$4,321,030	$2,850,308

Supplemental Disclosure of Non-Cash Information
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(1,503)	$(55,449)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	60,760	0

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$82,917	$40,476
Cash paid for interest	16,935	1,707
Cash paid for interest by consolidated variable interest entities	9,679	0

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2010

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2010. Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2010.

In the quarter ended December 31, 2010 the Company changed the presentation of its condensed consolidated statements of income. The primary changes consist of the classification of amortization of deferred sales commissions, previously presented as a separate line, and marketing support payments, previously included in advertising and promotion expenses, with related sales and distribution expenses previously reported as underwriting and distribution. The line was renamed sales, distribution and marketing to reflect the broader nature of the underlying expenses. Occupancy expenses previously included in information systems, technology and occupancy are now presented as a separate line to enhance transparency of each of the expense categories. Advertising and promotion expenses unrelated to marketing support payments are now classified with expenses previously reported as other, and the line was renamed general, administrative and other. No changes were made to the classification of revenues, however the line previously reported as underwriting and distribution fees was renamed sales and distribution fees.

Management believes that the revised presentation is more useful to readers of its financial statements and provides enhanced disclosure of its total sales, distribution and marketing expenses. The nature of the amortization of deferred sales commissions is consistent with the sales commission expenses recognized at the time of sale, therefore they are presented together. Similarly, marketing support payments, which are incurred in the Company’s U.S. business, are comparable in nature to a component of non-U.S. distribution expenses. Because of the growth in the Company’s international business and corresponding increase in distribution expenses, presenting them together with marketing support provides a more complete view of these distribution-related, asset-based expenses. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results.

The following table presents the effects of the changes in the presentation of operating expenses to the Company’s previously-reported condensed consolidated statement of income:

(in thousands)	Three Months Ended December 31, 2009
	As Reported	Adjustments	As Amended
Operating Expenses
Underwriting and distribution	$467,027	$(467,027)	$0
Sales, distribution and marketing	0	535,593	535,593
Compensation and benefits	254,312	0	254,312
Information systems, technology and occupancy	68,610	(68,610)	0
Information systems and technology	0	38,003	38,003
Occupancy	0	30,607	30,607
Advertising and promotion	34,848	(34,848)	0
Amortization of deferred sales commissions	46,546	(46,546)	0
Other	39,091	(39,091)	0
General, administrative and other	0	51,919	51,919

Total operating expenses	$910,434	$0	$910,434

Note 2 - New Accounting Guidance

On October 1, 2010, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance related to transfers of financial assets. The guidance revises sale accounting criteria for transfers of financial assets and eliminates the concept of a qualifying special-purpose entity (“QSPE”). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On October 1, 2010, the Company adopted new FASB guidance related to the consolidation of variable interest entities (“VIEs”). The guidance changes the model used to identify the primary beneficiary of VIEs other than entities that have the attributes of an investment company. The new model requires a qualitative analysis to determine whether a company’s variable interests give it a controlling financial interest in a VIE. The guidance also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. The adoption of the guidance resulted in the consolidation of automobile loan securitization trusts and collateralized loan obligations (“CLOs”) that were not previously consolidated. The consolidation of these entities resulted in increases to total assets, long-term debt and total stockholders’ equity of $1,384.7 million, $1,278.1 million and $106.6 million as of October 1, 2010. See Note 5 – Variable Interest Entities.

Note 3 - Stockholders’ Equity and Comprehensive Income

The changes in total stockholders’ equity and redeemable noncontrolling interests for the three months ended December 31, 2010 and 2009 were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2010	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance	106,601		106,601
Net income (loss)	501,157	(11,877)	489,280	837
Net loss reclassified to appropriated retained earnings	(11,996)	11,996	0
Other comprehensive income
Net unrealized gains on investments, net of tax	849		849
Currency translation adjustments	12,667		12,667
Net unrealized gains on defined benefit plans, net of tax	13		13
Cash dividends on common stock	(56,012)		(56,012)
Repurchase of common stock	(198,536)		(198,536)
Noncontrolling interests
Net deconsolidations of certain sponsored investment products		0	0	(1,503)
Net subscriptions (redemptions)		(733)	(733)	2,090
Other	47,991		47,991

Balance at December 31, 2010	$8,129,728	$2,838	$8,132,566	$20,957

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2009	$7,632,173	$2,262	$7,634,435	$65,126
Net income	355,603	216	355,819	1,730
Other comprehensive income
Net unrealized gains on investments, net of tax	12,438		12,438
Currency translation adjustments	9,447		9,447
Net unrealized gains on defined benefit plans, net of tax	163		163
Cash dividends on common stock	(736,926)		(736,926)
Repurchase of common stock	(173,996)		(173,996)
Noncontrolling interests
Net deconsolidations of certain sponsored investment products		0	0	(55,449)
Net subscriptions (redemptions)		(452)	(452)	22,906
Other	36,149		36,149

Balance at December 31, 2009	$7,135,051	$2,026	$7,137,077	$34,313

The components of comprehensive income, including amounts attributable to noncontrolling interests, were as follows:

(in thousands)	Three Months Ended December 31,
	2010	2009
Net income	$490,117	$357,549
Net unrealized gains on investments, net of tax	849	12,438
Currency translation adjustments	12,667	9,447
Net unrealized gains on defined benefit plans, net of tax	13	163

Total comprehensive income	503,646	379,597
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(11,877)	216
Redeemable noncontrolling interests	837	1,730

Total Comprehensive Income Attributable to Franklin Resources, Inc.	$514,686	$377,651

During the three months ended December 31, 2010 and 2009, the Company repurchased 1.7 million and 1.6 million shares of its common stock at a cost of $198.5 million and $174.0 million under its stock repurchase program. In December 2010, the Company’s Board of Directors authorized the repurchase of up to 10.0 million additional shares of its common stock under the stock repurchase program. At December 31, 2010, approximately 11.3 million shares of common stock remained available for repurchase under the stock repurchase program. The stock repurchase program is not subject to an expiration date.

Note 4 - Earnings per Share

The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2010	2009
Net Income Attributable to Franklin Resources, Inc.	$501,157	$355,603
Less: Allocation of earnings to participating nonvested stock and stock unit awards	2,126	3,265

Net Income Available to Common Stockholders	$499,031	$352,338

Weighted-average shares outstanding – basic	223,169	227,892
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1,084	1,359

Weighted-Average Shares Outstanding – Diluted	224,253	229,251

Earnings per Share
Basic	$2.24	$1.55
Diluted	2.23	1.54

For the three months ended December 31, 2010, the Company excluded approximately 0.2 million shares of non-participating nonvested stock unit awards from the calculation of diluted earnings per share because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares outstanding during the three months ended December 31, 2009.

Note 5 - Variable Interest Entities

The Company consolidates VIEs for which it is considered the primary beneficiary. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

The Company uses two different models for determining whether it is the primary beneficiary of VIEs. For all investment entities with the exception of CLOs, the Company is considered to be the primary beneficiary if it has the majority of the risks and rewards of ownership. For all other VIEs, including CLOs, the Company is considered to be the primary beneficiary if it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.

Under both models, the key estimates and assumptions used in the analyses may include the amount of assets under management, investment management and related service fee rates, the life of the investment product, prepayment rates, and the discount rate.

Collateralized Loan Obligations

The Company provides collateral management services to CLOs, which are considered VIEs. These CLOs are asset-backed financing entities collateralized by a pool of assets, primarily corporate loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by the CLOs, offering investors various maturity and credit risk characteristics. The debt holders of the CLOs have recourse only to the corresponding collateralized assets, which cannot be used by the Company for any other purpose. Scheduled debt payments are based on the performance of the CLOs collateral pool. The Company generally earns management fees in the form of senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, the Company holds equity interests in certain of these investment vehicles. The Company determined that it is the primary beneficiary of the CLOs as it has the power to direct the activities that most significantly impact the CLOs’ economic performance in its role as collateral manager and holds a variable interest for which the Company has the right to receive benefits that could potentially be significant to the CLOs.

The Company elected the fair value option for the financial assets and liabilities of the consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. During the three months ended December 31, 2010, the changes in fair value of the underlying assets and liabilities of the consolidated CLOs resulted in a $34.2 million net gain and $43.3 million net loss, for a combined net loss of $9.1 million. This net loss includes interest income and expense and is recognized in investment and other income, net in the condensed consolidated statements of income. The net loss attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable noncontrolling interests on the condensed consolidated statements of income and appropriated retained earnings on the condensed consolidated balance sheets.

The following table presents the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the consolidated CLOs:

(in thousands) as of December 31, 2010	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
Unpaid principal balance	$1,015,785	$12,658	$1,151,716
Excess unpaid principal over fair value	(27,663)	(6,306)	(209,821)

Fair value	$988,122	$6,352	$941,895

Automobile Loan Securitization Trusts

In previous years, the Company entered into automobile loan securitization transactions with securitization trusts, which then issued asset-backed securities to private investors. The securitization transactions were comprised of prime, non-prime and sub-prime contracts for retail installment sales that were secured by new and used automobiles purchased from motor vehicle dealers. The Company purchased the sale contracts in the ordinary course of business.

The Company retained certain interests as part of the securitization transactions. The interests, which consist of interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. Prior to October 1, 2010, retained interests were recorded at fair value estimated using discounted cash flow analyses and recognized as banking/finance trading securities in the condensed consolidated balance sheets.

The Company also retained servicing responsibilities for the securitization trusts and receives annual servicing fees ranging from 1% to 2% of the loans securitized. The services provided primarily consist of the management, service and administration of the loans, collection and posting of payments, and maintenance of accounts for the benefit of, and making distributions to, the holders of the asset-backed securities. The Company determined that it is the primary beneficiary of the securitization trusts as it has the power to direct the activities that most significantly impact the securitization trusts’ economic performance in its role as servicer and holds a variable interest for which the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the securitization trusts. Prior to October 1, 2010, all of the securitization trusts met the definition of a QSPE and were not subject to consolidation under the previous accounting guidance.

The assets and liabilities of the securitization trusts are consolidated at their carrying values (the amounts at which they would have been carried in the Company’s condensed consolidated financial statements if the Company had always consolidated the securitization trusts). The holders of the asset-backed securities have recourse only to the collateralized assets of the securitization trusts, which cannot be used by the Company for any other purpose.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)	December 31, 2010	September 30, 2010
Principal amount of loans
Loans receivable of consolidated VIEs[1]	$270,187	$319,976
Loans receivable	78,758	73,602
Loans held for sale	7,564	8,011

Total	$356,509	$401,589

Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs	$7,090	$12,080
Loans receivable	3,249	2,825

Total	$10,339	$14,905

[1] Disclosed as securitized loans prior to the adoption of new consolidation guidance.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At December 31, 2010 and September 30, 2010, the maximum potential amounts of future payments related to these guarantees were $3.8 million and $6.2 million. During the three months ended December 31, 2010 and 2009, the Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities.

The original amount of loans serviced for the securitization trusts that were still in existence at December 31, 2010 and September 30, 2010 totaled $1.5 billion and $1.8 billion. At December 31, 2010 and September 30, 2010, the securitization trusts had approximately 28,100 and 31,600 loans outstanding, with weighted-average annualized interest rates of 10.52% and 10.51%.

Other Investment Products

The Company’s VIEs also include certain sponsored investment products other than CLOs and certain other investment products (collectively “other investment products”). These VIEs include limited partnerships, limited liability companies, and joint ventures. The Company’s variable interests generally consist of its equity ownership in and its investment management and related services fees earned from the VIEs. Based on its evaluations, the Company determined it was not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the periods ended December 31, 2010 and 2009.

The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from the other investment products as recorded in the Company’s condensed consolidated balance sheets at December 31, 2010 and September 30, 2010 are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)	December 31, 2010	September 30, 2010
Current Assets
Receivables	$56,350	$63,813
Investment securities, available-for-sale	171,434	164,994
Investments in equity method investees and other	5,015	5,401

Total Current	232,799	234,208

Non-Current Assets
Investment securities, available-for-sale	0	845
Investments in equity method investees and other	621,097	636,548

Total Non-Current	621,097	637,393

Total	$853,896	$871,601

Total assets under management of the other investment products in which the Company held a variable interest but was not the primary beneficiary were $49.0 billion at December 31, 2010 and $48.1 billion at September 30, 2010.

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during the three months ended December 31, 2010 and 2009.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	December 31, 2010	September 30, 2010
Current
Investment securities, trading	$541,118	$361,396
Investment securities, available-for-sale
Sponsored investment products	950,584	1,032,602
Securities of U.S. states and political subdivisions	52,404	64,654
Securities of the U.S. Treasury and federal agencies	604	601
Other equity securities	13,806	16,780

Total investment securities, available-for-sale	1,017,398	1,114,637
Investments of consolidated VIEs, at fair value[1]	44,395	0
Investments in equity method investees and other	89,367	91,866

Total Current	$1,692,278	$1,567,899

Banking/Finance
Investment securities, trading	$0	$23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	830	835
Securities of the U.S. Treasury and federal agencies[2]	52,481	53,099
Corporate debt securities[3]	122,563	123,108
Mortgage-backed securities – agency residential[2]	217,897	231,046
Other equity securities	120	151

Total investment securities, available-for-sale	393,891	408,239

Total Banking/Finance	$393,891	$431,601

Non-Current
Investments of consolidated VIEs, at fair value[1]	$943,727	$0
Investments in equity method investees and other	687,571	702,634

Total Non-Current	$1,631,298	$702,634

[1]	See Note 5 – Variable Interest Entities.
[2]	Includes total U.S. government-sponsored enterprise obligations with fair values of $268.0 million and $281.7 million at December 31, 2010 and September 30, 2010.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At December 31, 2010 and September 30, 2010, current investment securities, trading included $214.4 million and $86.3 million of investments held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.

At December 31, 2010 and September 30, 2010, banking/finance segment investment securities with aggregate carrying amounts of $188.4 million and $196.7 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $71.7 million and $76.7 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $2.7 million and $3.5 million were pledged as collateral as required by federal and state regulators (see Note 9 – Debt). In addition, investment management and related services segment securities with aggregate carrying values of $6.5 million and $8.0 million were pledged as collateral at December 31, 2010 and September 30, 2010.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands) as of December 31, 2010		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$821,681	$130,284	$(1,381)	$950,584
Securities of U.S. states and political subdivisions	51,567	1,667	0	53,234
Securities of the U.S. Treasury and federal agencies	52,961	124	0	53,085
Corporate debt securities	120,129	2,434	0	122,563
Mortgage-backed securities – agency residential	211,750	6,147	0	217,897
Other equity securities	13,609	651	(334)	13,926

Total	$1,271,697	$141,307	$(1,715)	$1,411,289

(in thousands) as of September 30, 2010		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$901,923	$138,105	$(7,426)	$1,032,602
Securities of U.S. states and political subdivisions	62,674	2,815	0	65,489
Securities of the U.S. Treasury and federal agencies	52,909	791	0	53,700
Corporate debt securities	120,159	2,949	0	123,108
Mortgage-backed securities – agency residential	225,443	5,603	0	231,046
Other equity securities	16,393	649	(111)	16,931

Total	$1,379,501	$150,912	$(7,537)	$1,522,876

The net unrealized holding gains on investment securities, available-for-sale included in accumulated other comprehensive income were $15.3 million and $14.2 million for the three months ended December 31, 2010 and 2009.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands) as of December 31, 2010	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$133,698	$(1,066)	$8,828	$(315)	$142,526	$(1,381)
Other equity securities	4,065	(331)	16	(3)	4,081	(334)

Total Current	$137,763	$(1,397)	$8,844	$(318)	$146,607	$(1,715)

(in thousands) as of September 30, 2010	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$66,816	$(5,506)	$23,394	$(1,920)	$90,210	$(7,426)
Other equity securities	4,174	(108)	26	(3)	4,200	(111)

Total Current	$70,990	$(5,614)	$23,420	$(1,923)	$94,410	$(7,537)

For the three months ended December 31, 2010 and 2009, the Company recognized $13.2 million and $1.5 million of other-than-temporary impairment of investments, of which $7.3 million and $1.5 million related to available-for-sale equity securities. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during the three months ended December 31, 2010 and 2009.

At December 31, 2010, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$5,586	$5,718
Due after one year through five years	37,929	39,122
Due after five years through ten years	8,052	8,394

Total	$51,567	$53,234

Securities of the U.S. Treasury and federal agencies
Due in one year or less	$50,587	$50,693
Due after ten years	2,374	2,392

Total	$52,961	$53,085

Corporate debt securities
Due after one year through five years	$120,129	$122,563

Mortgage-backed securities – agency residential
Due after five years through ten years	$8,569	$9,215
Due after ten years	203,181	208,682

Total	$211,750	$217,897

Note 7 - Fair Value Measurements

The Company records substantially all of its investments at fair value or amounts that approximate fair value. There were no significant transfers between Level 1 and Level 2 for the three months ended December 31, 2010.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands) as of December 31, 2010	Level 1	Level 2	Level 3	Total
Current Assets
Cash and cash equivalents of consolidated VIEs	$13,085	$60,151	$0	$73,236
Investment securities, trading	351,495	184,687	4,936	541,118
Investment securities, available-for-sale
Sponsored investment products	950,584	0	0	950,584
Securities of U.S. states and political subdivisions	0	52,404	0	52,404
Securities of the U.S. Treasury and federal agencies	0	604	0	604
Other equity securities	9,752	4,054	0	13,806
Investments of consolidated VIEs	0	44,395	0	44,395
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	0	830	0	830
Securities of the U.S. Treasury and federal agencies	0	52,481	0	52,481
Corporate debt securities	0	122,563	0	122,563
Mortgage-backed securities – agency residential	0	217,897	0	217,897
Other equity securities	0	0	120	120
Non-Current Assets
Investments of consolidated VIEs	546	941,250	1,931	943,727
Life settlement contracts	0	0	9,426	9,426

Total Assets Measured at Fair Value	$1,325,462	$1,681,316	$16,413	$3,023,191

Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$0	$0	$55,735	$55,735
Non-Current Liabilities
Long-term debt of consolidated VIEs	0	856,642	29,518	886,160

Total Liabilities Measured at Fair Value	$0	$856,642	$85,253	$941,895

(in thousands) as of September 30, 2010	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$263,444	$94,622	$3,330	$361,396
Investment securities, available-for-sale
Sponsored investment products	1,032,602	0	0	1,032,602
Securities of U.S. states and political subdivisions	0	64,654	0	64,654
Securities of the U.S. Treasury and federal agencies	0	601	0	601
Other equity securities	12,610	4,170	0	16,780
Banking/Finance Assets
Investment securities, trading	0	0	23,362	23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	0	835	0	835
Securities of the U.S. Treasury and federal agencies	0	53,099	0	53,099
Corporate debt securities	0	123,108	0	123,108
Mortgage-backed securities – agency residential	0	231,046	0	231,046
Other equity securities	0	0	151	151
Non-Current Assets
Life settlement contracts	0	0	9,214	9,214

Total Assets Measured at Fair Value	$1,308,656	$572,135	$36,057	$1,916,848

The fair values of trading and available-for-sale securities are determined based on valuation techniques using the best information available, and may include quoted market prices, published net asset values of sponsored investment products, independent third-party broker or dealer price quotes, and discounted cash flows or other valuation methods as appropriate for each security type. For further discussion of the Company’s valuation techniques, see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2010.

Cash and cash equivalents of consolidated VIEs primarily consist of short-term money market instruments which are not traded on an active market. The fair value of these instruments is based on market observable inputs and they are classified as Level 2.

Investments and long-term debt of consolidated VIEs. The fair values of investments and debt held by consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes and classified as Level 2. The VIEs also issued debt that is classified as Level 3 because its fair value is determined using unobservable inputs. In these instances, the Company employs a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, the Company utilizes an income-based valuation approach, which considers the net present value of anticipated future cash flows of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2010 and 2009 were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions	Investments of Consolidated VIEs		Other[1]		Total Level 3 Assets	Long-term Debt of Consolidated VIEs
Balance at October 1, 2010	$3,330		$23,362	$0		$9,365		$36,057	$0
Adjustment for adoption of new consolidation guidance	0		(23,362)	1,738		0		(21,624)	71,382
Total realized and unrealized gains (losses):
Included in consolidated sponsored investment products gains (losses), net	154		0	0		0		154	0
Included in investment and other income, net	0		0	193		703		896	14,899
Purchases, sales and settlements, net	1,417		0	0		(522)		895	0
Transfers into Level 3	35		0	0		0		35	0
Effect of exchange rate changes	0		0	0		0		0	(1,028)

Balance at December 31, 2010	$4,936		$0	$1,931		$9,546		$16,413	$85,253

Change in unrealized gains included in net income relating to assets and liabilities held at December 31, 2010	$401	[2]	$0	$193	[3]	$314	[3]	$908	$14,899	[3]

[1] Other primarily consists of life settlement contracts. [2] Included in consolidated sponsored investment products gains (losses), net. [3] Included in investment and other income, net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions		Other[1]	Total Level 3 Assets
Balance at October 1, 2009	$2,053		$28,714		$11,228	$41,995
Total realized and unrealized gains (losses):
Included in other, net revenue	0		205		0	205
Included in consolidated sponsored investment products gains (losses), net	(289)		0		0	(289)
Included in investment and other income, net	0		0		121	121
Included in accumulated other comprehensive income	0		0		209	209
Purchases, sales and settlements, net	4		1,586		283	1,873

Balance at December 31, 2009	$1,768		$30,505		$11,841	$44,114

Change in unrealized gains (losses) included in net income relating to assets held at December 31, 2009	$(1	) [2]	$205	[3]	$0	$204

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	December 31, 2010		September 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,247,794	$4,247,794	$4,123,716	$4,123,716
Other investments	50,327	53,069	53,081	48,366
Loans receivable, net	401,944	406,627	374,886	381,046
Loans receivable of consolidated VIEs, net	265,881	273,526	0	0

Financial Liabilities
Commercial paper	$27,248	$27,248	$29,997	$29,997
Deposits	677,358	679,647	655,748	660,371
FHLB advances	51,000	51,765	51,000	53,731
Long-term debt	898,971	923,502	898,903	955,080
Long-term debt of consolidated VIEs	286,962	290,155	0	0

Loans receivable of consolidated VIEs, net. The fair value is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions.

Long-term debt of consolidated VIEs. The fair value is estimated using discounted cash flow models with interest rates that consider current interest rate risks, the credit quality of the underlying debt and current economic conditions.

Note 8 - Loans and Allowance for Loan Losses

The following table summarizes the banking/finance segment loans receivable by major category:

(in thousands)	December 31, 2010	September 30, 2010
Commercial loans	$36,667	$36,471
Real estate mortgage loans	66,931	61,688
Installment loans[1]	530,996	257,460
Other	48,860	24,716

Loans receivable	683,454	380,335
Less: allowance for loan losses	(15,629)	(5,449)

Total	$667,825	$374,886

[1]	Includes loans receivable of consolidated VIEs at December 31, 2010.

Installment loans include automobile receivables and secured private banking loans to individuals. Other loans include credit card receivables and overdraft receivables. No loan loss allowance is provided on the secured private banking loans. For further discussion of the Company’s policy for Allowance for Loan Losses, see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2010. At December 31, 2010 and September 30, 2010, loans receivable with aggregate carrying values of $50.2 million and $45.9 million were pledged as collateral for the ability to obtain FHLB advances.

Maturities of loans receivable at December 31, 2010 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$27,403	$4,296	$4,968	$36,667
Real estate mortgage loans	6,965	1,747	58,219	66,931
Installment loans[1]	218,888	240,800	71,308	530,996
Other	47,699	346	815	48,860

Total	$300,955	$247,189	$135,310	$683,454

[1]	Includes loans receivable of consolidated VIEs.

The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at December 31, 2010:

(in thousands)	Carrying Value
Loans at fixed interest rates	$308,727
Loans at floating or adjustable interest rates	73,772

Total	$382,499

Changes in the allowance for loan losses were as follows:

(in thousands) for the three months ended December 31,	2010	2009
Balance, beginning of period	$5,449	$7,026
Adjustment for adoption of new consolidation guidance	14,255	0
Provision for loan losses	2,845	1,053
Charge-offs	(8,914)	(1,907)
Recoveries	1,994	477

Balance, End of Period	$15,629	$6,649

Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	1.01%	0.41%
Allowance for loan losses as a percentage of loans receivable	2.29%	1.80%

The following table summarizes the loans receivable by impairment methodology:

(in thousands)	December 31, 2010		December 31, 2009
	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$661,529	$21,925	$356,570	$12,472
Less: allowance for loan losses	(12,830)	(2,799)	(5,336)	(1,313)

Total	$648,699	$19,126	$351,234	$11,159

The following is a summary of non-accrual, past due and restructured loans:

(in thousands)	December 31, 2010	September 30, 2010
Non-accrual loans	$16,152	$5,305
Loans delinquent for 90 days or more	105	411
Loans modified in troubled debt restructurings	12,288	10,690

Interest income recognized for loans modified in troubled debt restructurings was not significant for the three months ended December 31, 2010 and 2009.

Note 9 - Debt

Outstanding debt consisted of the following:

(in thousands)	December 31, 2010	Effective Interest Rate	September 30, 2010	Effective Interest Rate
Current
Commercial paper	$27,248	0.23%	$29,997	0.27%
Current maturities of long-term debt of consolidated VIEs, at fair value, due fiscal year 2012	55,735	7.01%	0	N/A

Total Current	82,983		29,997

Banking/Finance
FHLB advances	51,000	3.62%	51,000	3.62%
Long-term debt of consolidated VIEs, due fiscal years 2013-2016	286,962	5.65%	0	N/A

Total Banking/Finance	337,962		51,000

Non-Current
$300 million 2.000% notes due fiscal year 2013	299,577	2.28%	299,533	2.28%
$250 million 3.125% notes due fiscal year 2015	249,759	3.32%	249,745	3.32%
$350 million 4.625% notes due fiscal year 2020	349,635	4.75%	349,625	4.75%
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2012-2019	886,160	2.60%	0	N/A

Total Non-Current	1,785,131		898,903

Total Debt	$2,206,076		$979,900

The current and non-current long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and has both fixed and floating interest rates ranging from 0.29% to 11.18%. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and has both fixed and floating interest rates ranging from 1.84% to 8.18%. See Note 5 – Variable Interest Entities.

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. The outstanding advances are subject to collateralization requirements.

The Company’s senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of December 31, 2010, the Company was in compliance with the covenants of the notes.

At December 31, 2010, contractual maturities for FHLB advances, long-term debt, and long-term debt of consolidated VIEs were as follows:

(in thousands) For the fiscal years ending September 30,	FHLB Advances and Long-term Debt	Long-term Debt of Consolidated VIEs		Total
		CLOs	Securitization Trusts
2011 (remaining nine months)	$2,000	$0	$0	$2,000
2012	0	59,182	0	59,182
2013	318,077	0	13,716	331,793
2014	0	0	40,609	40,609
2015	260,259	135,680	65,245	461,184
Thereafter	369,635	747,033	167,392	1,284,060

Total	$949,971	$941,895	$286,962	$2,178,828

The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.

At December 31, 2010, the Company had $472.8 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $15.0 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $184.5 million available through the secured Federal Reserve Bank short-term discount window and $55.1 million available in secured FHLB short-term borrowing capacity.

Note 10 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 5 – Variable Interest Entities).

At December 31, 2010, the banking/finance segment had issued financial standby letters of credit totaling $9.2 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities as of December 31, 2010.

Legal Proceedings

As previously reported, between 2003 and 2006, following industry-wide market timing and late trading investigations by U.S. and Canadian regulators, and U.S. state government offices, Franklin and certain related parties were named in civil lawsuits in the U.S. and one of Franklin’s adviser subsidiaries was named in civil lawsuits in Canada.

In the U.S., the lawsuits were filed against Franklin and certain of its adviser and distributor affiliates, individual Franklin officers and directors, a former Franklin employee, and trustees of certain Franklin Templeton Investments mutual funds (the “Funds”). In 2004, the lawsuits were consolidated for coordinated proceedings with similar lawsuits against numerous other mutual fund complexes in a multi-district litigation titled “In re Mutual Funds Investment Litigation,” pending in the U.S. District Court for the District of Maryland, Case No. 04-md-15862 (the “MDL”). Plaintiffs filed consolidated amended complaints in the MDL on September 29, 2004. The three consolidated lawsuits involving the Company include a class action (Sharkey IRO/IRA v. Franklin Resources, Inc., et al., Case No. 04-cv-01310), a derivative action on behalf of the Funds (McAlvey v. Franklin Resources, Inc., et al., Case No. 04-cv-01274), and a derivative action on behalf of Franklin (Hertz v. Burns, et al., Case No. 04-cv-01624) and seek, among other forms of relief, one or more of the following: unspecified monetary damages; punitive damages; removal of Fund trustees, directors, advisers, administrators, and distributors; rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940; and attorneys’ fees and costs. On February 25, 2005, the Company-related defendants filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. In addition, all named individual defendants have since been dismissed without prejudice from the consolidated class action pursuant to stipulation. The Company-related defendants filed a motion for partial summary judgment in the consolidated class action as to non-arranged market timing on March 24, 2010, and lead plaintiff filed its opposition and cross-motion for partial summary judgment on June 4, 2010. On December 9, 2010, the court granted the Company-related defendants’ motion for partial summary judgment, finding that the record could not support a finding of liability against the Company-related defendants and denied lead plaintiff’s cross-motion for partial summary judgment. The parties reached settlement-in-principle on December 21, 2010, pursuant to which the Company will pay $2.75 million towards distribution of settlement amounts reached in lead plaintiff’s settlements entered into with other, non-Company defendants, and any unspent amounts will be distributed to relevant Funds. The settlement is subject to certain conditions including court approval. The Company-related defendants’ motion to dismiss the consolidated fund derivative action remains under submission with the court, and, pursuant to stipulation, that action is currently stayed. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004.

In Canada, Franklin Templeton Investments Corp., a Franklin subsidiary and the manager of Franklin Templeton Investments’ Canadian mutual funds, was named (along with several other non-Franklin affiliated manager defendants) in two market timing lawsuits that are styled as class actions (Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed in the Superior Court for the Province of Quebec, District of Montreal on October 25, 2004, and Fischer v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice on March 9, 2006). The lawsuits sought, among other forms of relief, one or more of the following: unspecified monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and attorneys’ fees and costs. Oral argument on petitioners’ motion for authorization to institute a class action in the Huneault lawsuit concluded on May 5, 2009, and the court then took the matter under submission. Separately, on January 12, 2010, the court in the Fischer lawsuit denied plaintiffs’ motion for class certification, and plaintiffs filed a notice of appeal of that ruling on February 22, 2010. On July 20, 2010, Franklin Templeton Investments Corp. and the plaintiffs reached an agreement-in-principle to resolve both the Huneault and Fischer actions for a total proposed payment of approximately $5.0 million, subject to certain conditions including certification of a class in each lawsuit on consent for settlement purposes and court approval of the settlement. Both courts certified the respective classes in September 2010 and approved the settlements on December 17, 2010.

In addition, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), were named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit was captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, and was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff attempted to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and sought unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint on January 22, 2010. On June 8, 2010, the court granted defendants’ motion to dismiss the Section 47(b) claim (the lone federal claim), giving plaintiff limited leave to amend his complaint to cure the deficiency in that claim. Plaintiff filed an amended complaint on July 7, 2010, and defendants filed a motion to dismiss the amended complaint on August 20, 2010. On October 22, 2010, the court granted defendants’ motion, dismissing the lone federal claim with prejudice for failure to state a claim, and declining to exercise supplemental jurisdiction over plaintiff’s state law claims. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on November 19, 2010 (Case No. 10-17648). Plaintiff has until February 28, 2011 to file an opening brief.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and the Company intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations. In management’s opinion, an adequate accrual has been made as of December 31, 2010, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Other Commitments and Contingencies

At December 31, 2010, the banking/finance segment had commitments to extend credit in an aggregate amount of $140.7 million, primarily under credit card lines and secured credit lines.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2010 and September 30, 2010, the Company held cash of $170.2 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

In conjunction with an insurance recovery for prior years’ losses, the Company has agreed to indemnify its insurance provider and hold it harmless against future payments that it may be required to make under the relevant policy or relating to claims under that policy. The Company is unable to develop a reasonable estimate of its potential exposure under this indemnification. Management believes that the chance of the Company having to make any payments as a result of this agreement is remote.

At December 31, 2010, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2010.

Note 11 - Stock-Based Compensation

Stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. The Company has granted certain performance-based long-term stock and stock unit awards which generally vest based on the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure is forfeited.

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $144.3 million at December 31, 2010. This cost is expected to be recognized over a remaining weighted-average vesting period of two years.

The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant- Date Fair Value
Nonvested balance at September 30, 2010	1,015	$95.86
Granted	802	118.58
Vested	(149)	109.43
Forfeited/cancelled	(6)	102.05

Nonvested Balance at December 31, 2010	1,662	$105.58

Note 12 - Segment Information

The Company has two operating segments, investment management and related services and banking/finance. The Company derives substantially all of its operating revenues from providing investment management and related services to its sponsored investment products and the sub-advised accounts that it manages. This is the Company’s primary business and operating segment. The Company’s investment management and related services are marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary and Darby.

The Company’s secondary business and operating segment is banking/finance. The banking/finance segment offers select retail banking, private banking and consumer lending services through its bank subsidiaries. Banking and consumer lending activities include consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and automobile lending related to the purchase and servicing of retail installment sales contracts originated by independent automobile dealerships.

Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income and assets. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for loan losses.

(in thousands)	Three Months Ended December 31,
	2010	2009
Operating Revenues
Investment management and related services	$1,693,721	$1,366,764
Banking/finance	6,592	10,647

Total	$1,700,313	$1,377,411

Income Before Taxes
Investment management and related services	$693,961	$508,400
Banking/finance	3,706	5,885

Total	$697,667	$514,285

Operating revenues of the banking/finance segment were as follows:

(in thousands)	Three Months Ended December 31,
	2010	2009
Interest and fees on loans	$10,889	$4,581
Interest and dividends on investment securities	2,423	3,641

Total interest income	13,312	8,222

Interest on deposits	(1,136)	(1,300)
Interest on long-term debt	(4,642)	(458)

Total interest expense	(5,778)	(1,758)

Net interest income	7,534	6,464
Unrealized gains on trading investments, net	0	205
Other income	1,903	5,031
Provision for loan losses	(2,845)	(1,053)

Total	$6,592	$10,647

Operating segment assets were as follows:

(in thousands)	December 31, 2010	September 30, 2010
Investment management and related services	$11,136,392	$9,746,894
Banking/finance	1,255,563	961,194

Total	$12,391,955	$10,708,088

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 13 - Other Income (Expenses)

Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in thousands)	2010	2009
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains, net	$1,858	$5,056
Unrealized gains (losses), net	(2,596)	10,016

Total	(738)	15,072

Investment and Other Income, Net
Dividend income	10,230	10,548
Interest income	2,860	3,581
Capital gain distributions	38	862
Other-than-temporary impairment of investment securities, available-for-sale	(7,293)	(1,462)
Other-than-temporary impairment of investments in equity method investees and other	(5,863)	0
Realized gains on sale of investment securities, available-for-sale	26,749	2,130
Realized losses on sale of investment securities, available-for-sale	(307)	(487)
Gains on trading investment securities, net	1,555	12,389
Income from investments in equity method investees, net of tax	23,892	4,150
Foreign currency exchange gains (losses), net	904	(1,422)
Losses on assets and liabilities of consolidated VIEs, net	(9,070)	0
Other, net	3,371	2,689

Total	47,066	32,978
Interest expense	(7,895)	(742)

Other Income, Net	$38,433	$47,308

Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $140.0 million and $105.6 million for the three months ended December 31, 2010 and 2009.

The Company recognized net gains on trading investment securities that were held at December 31, 2010 and 2009 of $0.6 million and $10.4 million during the three months ended December 31, 2010 and 2009.

Note 14 - Banking Regulatory Ratios

Franklin is a bank holding company and a financial holding company subject to various regulatory capital requirements administered by federal banking agencies, including the Federal Reserve Board. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s condensed consolidated financial statements. The Company must meet specific capital adequacy guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). The Company’s calculation methodology follows the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company’s calculations as of December 31, 2010 and September 30, 2010, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	December 31, 2010	September 30, 2010	Capital Adequacy Minimum
Tier 1 capital	$5,764,364	$5,461,801	N/A
Total risk-based capital	5,779,994	5,467,250	N/A
Tier 1 leverage ratio	60%	65%	4%
Tier 1 risk-based capital ratio	56%	63%	4%
Total risk-based capital ratio	56%	63%	8%

Note 15 - Subsequent Event

On January 18, 2011, the Company acquired all of the net assets of Rensburg Fund Management Limited (“Rensburg”) for a purchase consideration of approximately $72.0 million in cash. Rensburg is a specialist U.K. equity manager with approximately $1.5 billion in assets under management as of December 31, 2010 relating to various U.K. unit trusts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “plan”, “seek”, “estimate”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below, which describe these risks, uncertainties and other important factors in more detail.

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

The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”), and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Overview

We are a global investment management company and derive substantially all of our operating revenues and net income from providing investment management and related services to our retail and institutional mutual funds, unregistered funds, and institutional, high net-worth and separately-managed accounts and other investment products. Our services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary and Darby. We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the “Risk Factors” section set forth below, the amount and mix of our assets under management are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business is banking/finance. Our banking/finance group offers select retail banking, private banking and consumer lending services through our bank subsidiaries. Our banking and consumer lending activities include consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and automobile lending related to the purchase and servicing of retail installment sales contracts originated by independent automobile dealerships.

During the first quarter of fiscal year 2011, market returns improved as the global economy continued to move toward recovery, evidenced by increases of 9% and 11% in the MSCI World Index and the S&P 500 Index. The market improvement benefited our assets under management, fee revenues and operating income, all of which increased significantly from the first quarter of fiscal year 2010.

Our total assets under management at December 31, 2010 were $670.7 billion, 4% higher than the balance at September 30, 2010, and 21% higher than the balance at December 31, 2009. Simple monthly average assets under management for the three months ended December 31, 2010 increased 8% from the previous quarter and 23% from the same period in the prior fiscal year, driven by both market appreciation and net new flows. Net new flows were $3.2 billion for the three months ended December 31, 2010. Long-term sales of $54.9 billion for the first quarter were an all-time high in both the U.S. and internationally, but redemption activity also increased, including $12.0 billion from one institutional advisory account. Sales increased for all investment objectives and remained strong in our global/international taxable fixed-income products.

Although the financial markets continued to improve during the three months ended December 31, 2010, the business and regulatory environments in which we operate remain uncertain and subject to change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”), which was signed into law in July 2010, is expected to impose additional restrictions and limitations on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted. The impact of the Reform Act on our financial position and results of operations, if any, is not known at this time.

Uncertainties regarding the economic recovery remain in the foreseeable future. As we continue to confront the challenges of this economic environment, we remain focused on the investment performance of our sponsored investment products and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2010	2009
Operating Income	$659.2	$467.0	41%
Net Income Attributable to Franklin Resources, Inc.	501.2	355.6	41%
Earnings per Share
Basic	$2.24	$1.55	45%
Diluted	2.23	1.54	45%
Operating Margin[1]	38.8%	33.9%

[1]	Defined as operating income divided by total operating revenues.

Operating income and net income attributable to Franklin Resources, Inc. increased for the three months ended December 31, 2010 as compared to the same period in the prior fiscal year. The increases were primarily due to a 29% increase in investment management fee revenues, which was driven by a 23% increase in simple monthly average assets under management and a higher effective management fee rate during the current period. A reduction to operating expenses from an insurance recovery for prior years’ losses also contributed to the higher income.

Diluted earnings per share increased consistent with the increase in net income and a 2% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management

Assets under management by investment objective were as follows:

(dollar amounts in billions)	December 31, 2010	December 31, 2009	Percent Change
Equity
Global/international	$219.1	$189.5	16%
United States	77.0	66.3	16%

Total equity	296.1	255.8	16%

Hybrid	106.1	104.0	2%
Fixed-Income
Tax-free	71.4	69.7	2%
Taxable
Global/international	144.7	77.5	87%
United States	45.9	40.4	14%

Total fixed-income	262.0	187.6	40%
Cash Management	6.5	6.1	7%

Total	$670.7	$553.5	21%

Simple Monthly Average for the Three-Month Period[1]	$655.6	$534.9	23%

[1]	Investment management fees from approximately 59% of our assets under management at December 31, 2010 were calculated using daily average assets under management.

Assets under management at December 31, 2010 were 21% higher than they were at December 31, 2009, primarily due to market appreciation of $61.8 billion and net new flows of $58.8 billion during the twelve-month period. The market appreciation related to products in all investment objectives as improved market conditions led to significant valuation increases, while the net new flows were primarily due to higher sales of fixed-income products. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending assets under management, increased 23% during the three months ended December 31, 2010, as compared to the same period in the prior fiscal year.

The simple monthly average mix of assets under management is shown below. The change in mix for the three months ended December 31, 2010, as compared to the same period in the prior fiscal year, reflects an investor shift to lower risk investments during the past twelve months.

	Three Months Ended December 31,
	2010	2009
Equity	44%	46%
Hybrid	16%	19%
Fixed-income	39%	34%
Cash management	1%	1%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	December 31, 2010	Percent of Total	December 31, 2009	Percent of Total
United States[1]	$461.4	69%	$407.9	74%
Europe[2]	102.0	15%	60.8	11%
Asia-Pacific[3]	73.7	11%	52.5	9%
Canada	33.6	5%	32.3	6%

Total	$670.7	100%	$553.5	100%

[1]	Approximately 65% and 67% of our operating revenues originated from United States operations in the three months ended December 31, 2010 and 2009.
[2]	Europe sales region includes Middle East and Africa.
[3]	Asia-Pacific sales region includes Latin America and Australia.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2010	2009
Beginning assets under management	$644.9	$523.4	23%
Long-term sales	54.9	42.2	30%
Long-term redemptions	(52.8)	(28.2)	87%
Net cash management	1.1	0.3	267%

Net new flows	3.2	14.3	(78)%
Reinvested distributions	5.8	3.7	57%

Net flows	9.0	18.0	(50)%
Distributions	(7.3)	(4.5)	62%
Appreciation and other	24.1	16.6	45%

Ending Assets Under Management	$670.7	$553.5	21%

Investment Management Fee Rate

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.635% for the three months ended December 31, 2010 from 0.603% for the same period in the prior fiscal year. The increase was primarily due to higher levels of global/international assets under management and performance fees earned in the current year. Generally, investment management fees earned on international products are higher than fees earned on United States products as they include fees to offset higher distribution costs.

Operating Revenues

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2010	2009
Investment management fees	$1,040.9	$806.7	29%
Sales and distribution fees	577.8	488.1	18%
Shareholder servicing fees	72.1	69.5	4%
Other, net	9.5	13.1	(27)%

Total Operating Revenues	$1,700.3	$1,377.4	23%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased for the three months ended December 31, 2010 primarily due to a 23% increase in simple monthly average assets under management and a higher effective management fee rate.

Sales and Distribution Fees

We earn fees from the sale of certain classes of sponsored investment products on which investors pay a commission at the time of purchase. Sales commissions are reduced or eliminated on some share classes and for some sale transactions depending upon the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.

Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (the “Rule 12b-1 Plans”). The Rule 12b-1 Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Rule 12b-1 Plans’ limitations on amounts. The individual Rule 12b-1 Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of sales and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of sales, distribution and marketing expenses below.

Overall, sales and distribution fees increased for the three months ended December 31, 2010. Sales fees increased 5% primarily due to a 5% increase in gross commissionable sales. Distribution fees increased 26% primarily due to a 23% increase in simple monthly average assets under management.

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

Shareholder servicing fees increased for the three months ended December 31, 2010 primarily due to an increase in simple monthly average billable shareholder accounts in Europe and the United States.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans and servicing income and are reduced by interest expense and the provision for loan losses. We have consistently followed our methodology in determining our allowance for loan losses, which incorporates current economic factors. Other, net revenue also includes the net investment income of our consolidated sponsored investment products, which is primarily comprised of dividend and interest income.

Other, net revenue decreased for the three months ended December 31, 2010 primarily due to a $1.8 million increase in provision for loan losses, mainly resulting from the consolidation of securitization trusts during the current year, and a $1.5 million realized gain on the sale of retained interests from securitizations in the prior year.

Operating Expenses

In the first quarter of fiscal year 2011, we changed the presentation of our condensed consolidated statements of income. See Note 1 – Basis of Presentation in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2010	2009
Sales, distribution and marketing	$647.1	$535.6	21%
Compensation and benefits	292.4	254.3	15%
Information systems and technology	40.4	38.0	6%
Occupancy	30.9	30.6	1%
General, administrative and other	30.3	51.9	(42)%

Total Operating Expenses	$1,041.1	$910.4	14%

Sales, Distribution and Marketing

Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our sponsored investment products, including marketing support services. These payments are generally determined as percentages of either assets under management or sales. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares.

Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2010	2009
Asset-based expenses	$433.5	$325.3	33%
Sales-based expenses	171.4	163.8	5%
Amortization of deferred sales commissions	42.2	46.5	(9)%

Sales, Distribution and Marketing	$647.1	$535.6	21%

Asset-based expenses increased for the three months ended December 31, 2010 primarily due to a 23% increase in simple monthly average assets under management and higher levels of international products which have higher distribution costs. Sales-based expenses increased due to a 5% increase in commissionable sales. Amortization of deferred sales commissions decreased primarily due to runoff of deferred commissions related to U.S. Class B shares, partially offset by higher sales of U.S. Class A and C shares with up-front commissions.

Compensation and Benefits

Compensation and benefit expenses increased for the three months ended December 31, 2010 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $24.3 million, mainly due to higher bonus expense based on our performance. Salaries, wages and benefits increased $16.4 million primarily due to higher 401(k) plan matching contributions, health insurance costs and staffing levels, as well as annual merit salary adjustments that were effective December 1, 2010. At December 31, 2010, our global workforce had increased to approximately 8,000 employees from approximately 7,800 employees at December 31, 2009.

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

Information Systems and Technology

Information systems and technology costs increased for the three months ended December 31, 2010 primarily due to higher technology costs related to certain strategic projects.

Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2010	2009
Net carrying value at beginning of period	$63.9	$65.2
Additions during period, net of disposals	5.0	3.9
Amortization during period	(9.4)	(8.3)

Net Carrying Value at End of Period	$59.5	$60.8

Occupancy

The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.

Occupancy costs for the three months ended December 31, 2010 were comparable to the same period in the prior fiscal year.

General, Administrative and Other

General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses. General, administrative and other operating expenses decreased for the three months ended December 31, 2010 primarily due to $26.5 million of net insurance recoveries for losses incurred in prior years, partially offset by an increase in fund administration services and shareholder servicing fees resulting from higher average assets under management.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

Other Income (Expenses)

	Three Months Ended December 31,
(in millions)	2010	2009
Consolidated sponsored investment products gains (losses), net	$(0.7)	$15.1
Investment and other income, net	47.0	33.0
Interest expense	(7.9)	(0.8)

Other Income, Net	$38.4	$47.3

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense from our investment management and related services business. Investment and other income, net is comprised primarily of income related to our investments, including interest and dividends, realized gains (losses) on sale of available-for-sale investment securities, gains (losses) from trading investments, other-than-temporary impairments, income (losses) from equity method investees, gains (losses) of assets and liabilities of consolidated VIEs, and foreign currency exchange gains (losses).

Total other income (expenses) decreased for the three months ended December 31, 2010 primarily due to $7.9 million of interest expense related to $900.0 million of long-term debt issued in May 2010. Impacts from market volatility and the implementation of new accounting guidance related to consolidation of VIEs resulted in offsetting gains and losses in the other components. Higher market valuations resulted in a $24.8 million increase in net realized gains on sale of available-for-sale investment securities and a $19.7 million increase in income from equity method investees. Fewer funds consolidated in the current quarter and lower market valuations resulted in a $15.8 million decrease in net gains from securities held by our consolidated sponsored investment products. Lower valuations also resulted in an $11.7 million increase in other-than-temporary impairments on available-for-sale and other equity investments. Net gains on trading investment securities decreased by $10.8 million, of which $9.3 million related to prior year gains on residual interests from securitization transactions, which were recognized as trading securities prior to the implementation of the new accounting guidance. The new accounting guidance also resulted in recognition of $9.1 million of net losses in the current quarter from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”).

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

Our effective income tax rate was 29.75% for the three months ended December 31, 2010, as compared to 30.48% for the same period in the prior fiscal year. The decrease was primarily due to a favorable international tax ruling and a reduction to our tax reserves due to a state audit settlement.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our cash flows and uses of capital.

	Three Months Ended December 31,
(in millions)	2010	2009
Cash Flow Data
Operating cash flows	$245.8	$317.1
Investing cash flows	244.1	69.1
Financing cash flows	(292.7)	(640.6)

Net cash provided by operating activities decreased during the three months ended December 31, 2010 as compared to the same period in the prior fiscal year, despite an increase in income, due to higher purchases of trading securities and payments of accrued compensation and benefits. Net cash provided by investing activities increased mainly due to higher liquidations of investments, net of purchases. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock, partially offset by a decrease in commercial paper issuances and repayment of debt by consolidated VIEs.

The assets and liabilities of our consolidated VIEs, which consist of CLOs and automobile loan securitization trusts, do not impact our liquidity and capital resources. The collateral assets of the VIEs are held solely to satisfy the obligations of the VIEs. We have no right to the assets of the VIEs, beyond our direct investment in, and management fees generated from, these entities, which are eliminated upon consolidation. The debt holders of the VIEs have recourse only to the corresponding collateralized assets. Accordingly, the assets and liabilities of our consolidated VIEs are excluded from the discussion below.

The following table summarizes certain key financial data relating to our liquidity and debt.

(in millions)	December 31, 2010	September 30, 2010
Balance Sheet Data
Assets
Cash and cash equivalents	$4,247.8	$4,123.7
Receivables	810.2	684.2
Investments	2,041.8	1,876.2

Total liquid assets	$7,099.8	$6,684.1

Liabilities
Debt
Commercial paper	$27.2	$30.0
Federal Home Loan Bank advances	51.0	51.0
Long-term debt	899.0	898.9

Total debt	$977.2	$979.9

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale, investments in equity method investees consisting of mutual fund sponsored investment products, and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at December 31, 2010 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. At December 31, 2010, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 47% and 53%, as compared to approximately 49% and 51% at September 30, 2010.

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

In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. As of December 31, 2010, we were in compliance with the covenants of the notes.

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At December 31, 2010, we had $51.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.62% at December 31, 2010 and are subject to collateralization requirements.

At December 31, 2010, we had $472.8 million of short-term commercial paper available for issuance under an uncommitted private placement program and $15.0 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $184.5 million available through the secured Federal Reserve Bank short-term discount window and $55.1 million available in secured FHLB short-term borrowing capacity.

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

On December 16, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share which was payable on January 7, 2011 to stockholders of record on December 31, 2010.

In December 2010, we purchased an office building in Fort Lauderdale, Florida for $29.7 million in cash to be used for business operations.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2010 and 2009, we repurchased 1.7 million and 1.6 million shares of our common stock at a cost of $198.5 million and $174.0 million. The common stock repurchases made as of December 31, 2010 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At December 31, 2010, approximately 11.3 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2010. At December 31, 2010, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2010, with the exception of the impact resulting from the adoption of new consolidation guidance. See Note 2 – New Accounting Guidance, Note 5 – Variable Interest Entities, and Note 9 – Debt, in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2010 and September 30, 2010, we held cash of approximately $170.2 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates under different assumptions. Following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2010.

Fair Value Measurements

We record substantially all of our investments in the financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

Level 3 assets and liabilities represented approximately 0.5% of total assets measured at fair value and 9.1% of total liabilities measured at fair value at December 31, 2010. There were immaterial transfers into and no transfers out of Level 3 during the three months ended December 31, 2010.

The following is a description of new significant assets and liabilities measured at fair value resulting from the adoption of new accounting guidance as of October 1, 2010, the fair values methodologies used, and the fair value hierarchy level.

Investments and long-term debt of consolidated VIEs. The fair values of investments and debt held by consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes and classified as Level 2. The VIEs also issued debt that is classified as Level 3 because its fair value is determined using unobservable inputs. In these instances, we employ a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, we utilize an income-based approach which considers the net present value of the instrument and converts those amounts into a net present value. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.

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

We test definite-lived intangible assets for impairment quarterly. As of December 31, 2010, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 35% and 22%, respectively. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. We estimated the future undiscounted cash flows for all definite-lived intangible assets using assets under management growth rates ranging from -6.4% to 6.0% depending on the type of management contracts. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of December 31, 2010, a decline in the assets under management of over 1,000 basis points could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.

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

As a multi-national corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or contractual repatriation restrictions or contractual repatriation requirements, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and U.K. consolidated subsidiaries. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of December 31, 2010 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 10 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Consolidation of Variable Interest Entities

We consolidate VIEs for which we are considered the primary beneficiary. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. We provide investment management services to various investment entities that we sponsor in the normal course of business. We also invest in various entities in the normal course of business. Certain of these entities are considered to be VIEs.

We use two different models for determining whether we are the primary beneficiary of VIEs. For all investment entities with the exception of CLOs, we are considered to be the primary beneficiary if we have the majority of the risks and rewards of ownership. For all other VIEs, including CLOs, we are considered to be the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The variable interests that we have in investment entity VIEs, other than CLOs, generally consist of our equity ownership interest in and investment management and related service fees earned from these VIEs. We use expected cash flow scenarios to determine if our investment management and related service fees and/or equity ownership interests provide us with a majority of the VIE’s expected losses or residual returns. Based on our evaluation, we determined we were not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the three months ended December 31, 2010.

We provide collateral management services to CLOs which are considered VIEs. These CLOs are asset-backed financing entities collateralized by a pool of assets, primarily corporate loans and, to a lesser extent, high-yield bonds. We generally earn management fees in the form of senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, we hold equity interests in certain of these investment vehicles. We determined that we are the primary beneficiary of the CLOs as we have the power to direct the activities that most significantly impact the CLOs’ economic performance in our role as collateral manager and hold a variable interest for which we have the potential to receive significant benefits that could potentially be significant to the CLOs.

In previous years we entered into automobile loan securitization transactions with securitization trusts, which then issued asset-backed securities to private investors. We retained certain interests as part of the securitization transactions, which consist of interest-only strips receivable and cash on deposit. We also retained servicing responsibilities for the securitization trusts and receive annual servicing fees. Our services primarily consist of the management, service and administration of the loans, collection and posting of payments, and maintenance of accounts for the benefit of, and making distributions to, the holders of the asset-backed securities. We determined that we are the primary beneficiary of the securitization trusts as we have the power to direct the activities that most significantly impact the securitization trusts’ economic performance in our role as servicer and hold a variable interest for which we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the securitization trusts. The securitization trusts were not subject to consolidation under the accounting guidance in effect prior to October 1, 2010.

Our evaluation of whether we qualify as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The key estimates and assumptions used in our analyses may include the amount of assets under management, investment management and related service fee rates, the life of the investment product, and the discount rate. These estimates and assumptions are subject to variability. For example, assets under management are impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs and securitization trusts are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or the right to receive benefits from VIEs that could potentially be significant to the VIEs.

While we believe that our evaluation is appropriate, future changes in estimates, judgments, and assumptions may affect the determination of primary beneficiary status and the resulting consolidation of VIEs in our consolidated financial statements.

NEW ACCOUNTING GUIDANCE

See Note 2 – New Accounting Guidance in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The provisions of the Reform Act are expected to have an impact on our banking/finance business. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry and, the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust Company International, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act of 1940, which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, certain proposals for fundamental U.S. international tax reform, if enacted, could increase the amount of taxes we are required to pay and have a significant adverse impact on our future results of operations and profitability.

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

Further, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, our failure to properly manage and operate our U.S. data centers could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

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

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized, and liquidity needs could affect our banking business. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the Bank Holding Company Act of 1956. Franklin and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if Franklin or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies. In addition, liquidity needs could affect our banking business, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, FHLB advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

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

We are exposed to changes in interest rates, primarily through our loans, investment in debt securities, and outstanding debt. We minimize the impact of changes in interest rates related to our investments in debt securities by managing the maturities of these securities, and through diversification. We minimize the impact of changes in interest rates related to our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. In addition, our banking/finance segment monitors the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. From time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio.

As of December 31, 2010, we have considered the potential impact of a 200 basis point movement in market interest rates on our interest-earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee, and Canadian Dollar. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at December 31, 2010. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 3% of the total cash and cash equivalents and investments at December 31, 2010. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at December 31, 2010.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$541,118	$595,230	$487,006
Investment securities, available-for-sale	1,017,398	1,119,138	915,658
Investments of consolidated VIEs, at fair value	44,395	48,834	39,956

Total current assets	$1,602,911	$1,763,202	$1,442,620

Banking/Finance Assets
Investment securities, available-for-sale	$393,891	$433,280	$354,502

Non-Current Assets
Investments of consolidated VIEs, at fair value	$943,727	$1,038,100	$849,354

Total Assets	$2,940,529	$3,234,582	$2,646,476

Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$55,735	$61,309	$50,162
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	$886,160	$974,776	$797,544

Total Liabilities	$941,895	$1,036,085	$847,706

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash, cash equivalents and investments portfolio by investment objective at December 31, 2010 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$4,321,030	54%	$0	0%
Investment Securities
Equity
United States	37,908	0%	1,773	0%
Global/international	300,665	4%	101,478	19%

Total equity	338,573	4%	103,251	19%
Hybrid	8,223	0%	4,733	1%
Fixed-Income
Tax-free	53,257	0%	0	0%
Taxable
United States	1,916,101	24%	214,667	40%
Global/international	624,375	8%	218,467	40%

Total fixed-income	2,593,733	32%	433,134	80%

Total Investment Securities	2,940,529	36%	541,118	100%
Other Investments	776,938	10%	0	0%

Total Cash and Cash Equivalents and Investments	$8,038,497	100%	$541,118	100%

Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $214.4 million at December 31, 2010, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities.

Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.

Investments categorized as other investments in the table above include $657.5 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 –Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC includes a detailed discussion of the Risk Factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended December 31, 2010.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	76,000	$106.76	76,000	2,911,661
November 2010	699,900	$117.34	699,900	2,211,761
December 2010	949,762	$114.03	949,762	11,261,999

Total	1,725,662		1,725,662

Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At December 31, 2010, approximately 11.3 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description

Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated Bylaws (as adopted and effective December 16, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 22, 2010 (File No. 001-09318).

Exhibit 10.1	Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds (filed herewith).

Exhibit 10.2	Non-Employee Director Fees as of January 1, 2011 (filed herewith).*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

*	Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: February 8, 2011	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated Bylaws (as adopted and effective December 16, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 22, 2010 (File No. 001-09318).

Exhibit 10.1	Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds (filed herewith).

Exhibit 10.2	Non-Employee Director Fees as of January 1, 2011 (filed herewith).*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

*	Compensatory Plan or Arrangement