Form 10-Q
period 2011-03-31
FRANKLIN RESOURCES INC
filed 2011-05-03
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Outstanding: 221,858,590 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 25, 2011.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2011	2010	2011	2010
Operating Revenues
Investment management fees	$1,076,716	$836,077	$2,117,594	$1,642,741
Sales and distribution fees	587,143	496,781	1,164,975	984,834
Shareholder servicing fees	75,750	71,376	147,805	140,919
Other, net	9,954	8,879	19,502	22,030
Total operating revenues	1,749,563	1,413,113	3,449,876	2,790,524
Operating Expenses
Sales, distribution and marketing	676,935	557,398	1,324,088	1,092,991
Compensation and benefits	315,810	271,041	608,204	525,353
Information systems and technology	41,477	39,809	81,844	77,812
Occupancy	32,703	29,799	63,571	60,406
General, administrative and other	53,156	53,931	83,453	105,850
Total operating expenses	1,120,081	951,978	2,161,160	1,862,412
Operating Income	629,482	461,135	1,288,716	928,112
Other Income (Expenses)
Consolidated sponsored investment products gains, net	9,770	5,669	9,032	20,741
Investment and other income, net	47,681	42,488	94,747	75,466
Interest expense	(8,364)	(936)	(16,259)	(1,678)
Other income, net	49,087	47,221	87,520	94,529
Income before taxes	678,569	508,356	1,376,236	1,022,641
Taxes on income	183,004	149,946	390,554	306,682
Net income	495,565	358,410	985,682	715,959
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(7,577)	204	(19,454)	420
Redeemable noncontrolling interests	42	1,521	879	3,251
Net Income Attributable to Franklin Resources, Inc.	$503,100	$356,685	$1,004,257	$712,288
Earnings per Share
Basic	$2.26	$1.56	$4.49	$3.11
Diluted	2.25	1.55	4.47	3.10
Dividends per Share	$0.25	$0.22	$0.50	$3.44
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	March 31, 2011	September 30, 2010
Assets
Current Assets
Cash and cash equivalents	$4,234,894	$3,985,312
Cash and cash equivalents of consolidated variable interest entities	119,077	—
Receivables	793,213	684,223
Receivables of consolidated variable interest entities, at fair value	66,139	—
Investment securities, trading	777,837	361,396
Investment securities, available-for-sale	887,872	1,114,637
Investments of consolidated variable interest entities, at fair value	45,359	—
Investments in equity method investees and other	48,189	91,866
Deferred taxes	98,491	89,242
Prepaid expenses and other	33,131	36,117
Total current assets	7,104,202	6,362,793
Banking/Finance Assets
Cash and cash equivalents	314,472	138,404
Investment securities, trading	—	23,362
Investment securities, available-for-sale	330,181	408,239
Loans receivable, net	414,806	374,886
Loans receivable of consolidated variable interest entities, net	223,842	—
Other	40,360	16,303
Total banking/finance assets	1,323,661	961,194
Non-Current Assets
Investments of consolidated variable interest entities, at fair value	931,948	—
Investments in equity method investees and other	706,143	702,634
Property and equipment, net	561,955	548,956
Goodwill	1,467,211	1,444,269
Other intangible assets, net	613,463	562,360
Other	118,799	125,882
Total non-current assets	4,399,519	3,384,101
Total Assets	$12,827,382	$10,708,088
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in thousands, except per share data)	March 31, 2011	September 30, 2010
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$279,874	$330,879
Commercial paper	29,995	29,997
Current maturities of long-term debt of consolidated variable interest entities, at fair value	47,673	—
Accounts payable, accrued expenses and other	265,605	244,203
Other liabilities of consolidated variable interest entities, at fair value	140,729	—
Commissions	364,717	302,366
Income taxes	42,506	99,197
Total current liabilities	1,171,099	1,006,642
Banking/Finance Liabilities
Deposits	785,639	655,748
Long-term debt of consolidated variable interest entities	244,836	—
Federal Home Loan Bank advances	51,000	51,000
Other	2,256	16,745
Total banking/finance liabilities	1,083,731	723,493
Non-Current Liabilities
Long-term debt	899,039	898,903
Long-term debt of consolidated variable interest entities, at fair value	886,166	—
Deferred taxes	241,176	237,810
Other	96,224	91,261
Total non-current liabilities	2,122,605	1,227,974
Total liabilities	4,377,435	2,958,109
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	30,468	19,533
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 221,843,061 and 224,007,674 shares issued and outstanding, at March 31, 2011 and September 30, 2010	22,184	22,401
Retained earnings	8,099,891	7,530,877
Appropriated retained earnings of consolidated variable interest entities	85,900	—
Accumulated other comprehensive income	205,533	173,716
Total Franklin Resources, Inc. stockholders’ equity	8,413,508	7,726,994
Nonredeemable noncontrolling interests	5,971	3,452
Total stockholders’ equity	8,419,479	7,730,446
Total Liabilities and Stockholders’ Equity	$12,827,382	$10,708,088
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended March 31,
(in thousands)	2011	2010
Net Income	$985,682	$715,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,627	131,194
Stock-based compensation	44,479	40,368
Excess tax benefit from stock-based compensation	(13,023)	(10,415)
Net gains on sale of assets	(55,198)	(2,122)
Equity in net income of affiliated companies	(43,426)	(17,290)
Provision for loan losses	3,603	2,460
Other-than-temporary impairment of investments	13,606	1,463
Net losses of consolidated variable interest entities	17,736	—
Deferred income taxes	2,718	(2,092)
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(153,461)	(143,053)
Increase in trading securities, net	(412,124)	(100,580)
(Decrease) increase in income taxes payable	(46,270)	31,177
Increase in commissions payable	60,678	40,911
Increase in other liabilities	13,330	2,047
(Decrease) increase in accrued compensation and benefits	(53,613)	6,370
Net cash provided by operating activities	488,344	696,397
Purchase of investments	(124,720)	(420,686)
Purchase of investments by consolidated variable interest entities	(394,888)	—
Liquidation of investments	461,004	388,308
Liquidation of investments by consolidated variable interest entities	568,572	—
Liquidation of banking/finance investments	76,180	87,400
Increase in loans receivable, net	(41,233)	(58,133)
Decrease in loans receivable held by consolidated variable interest entities, net	85,695	—
Additions of property and equipment, net	(65,148)	(27,862)
Acquisitions of subsidiaries, net of cash acquired	(57,606)	—
Cash and cash equivalents recognized due to adoption of new consolidation guidance	45,841	—
Net cash provided by (used in) investing activities	553,697	(30,973)
Increase in deposits	129,891	44,556
Issuance of common stock	28,915	12,936
Dividends paid on common stock	(105,683)	(783,832)
Repurchase of common stock	(413,538)	(291,491)
Excess tax benefit from stock-based compensation	13,023	10,415
(Decrease) increase in commercial paper, net	(32)	221,612
Proceeds from issuance of debt	—	9,000
Payments on debt by consolidated variable interest entities	(180,168)	—
Noncontrolling interests	13,771	42,844
Net cash used in financing activities	$(513,821)	$(733,960)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in thousands)	2011	2010
Effect of exchange rate changes on cash and cash equivalents	$16,507	$(12,295)
Increase (decrease) in cash and cash equivalents	544,727	(80,831)
Cash and cash equivalents, beginning of period	4,123,716	3,104,451
Cash and Cash Equivalents, End of Period	$4,668,443	$3,023,620

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,985,312	$2,982,539
Banking/finance assets	138,404	121,912
Total	$4,123,716	$3,104,451
Cash and cash equivalents, end of period
Current assets	$4,234,894	$2,860,991
Current assets of consolidated variable interest entities	119,077	—
Banking/finance assets	314,472	162,629
Total	$4,668,443	$3,023,620

Supplemental Disclosure of Non-Cash Information
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(1,674)	$(81,613)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	60,760	—
Increase in receivables of consolidated variable interest entities related to investment trades pending settlement	65,865	—
Increase in other liabilities of consolidated variable interest entities related to investment trades pending settlement	(139,614)	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$434,777	$273,548
Cash paid for interest	20,207	3,589
Cash paid for interest by consolidated variable interest entities	23,066	—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2010. Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2011.
In the quarter ended December 31, 2010 the Company changed the presentation of its condensed consolidated statements of income. The primary changes consisted of the classification of amortization of deferred sales commissions, previously presented as a separate line, and marketing support payments, previously included in advertising and promotion expenses, with related sales and distribution expenses previously reported as underwriting and distribution. The line was renamed sales, distribution and marketing to reflect the broader nature of the underlying expenses. Occupancy expenses previously included in information systems, technology and occupancy are now presented as a separate line to enhance transparency of each of the expense categories. Advertising and promotion expenses unrelated to marketing support payments are now classified with expenses previously reported as other, and the line was renamed general, administrative and other. No changes were made to the classification of revenues, however the line previously reported as underwriting and distribution fees was renamed sales and distribution fees.
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
The following table presents the effects of the changes in the presentation of operating expenses to the Company’s previously-reported condensed consolidated statement of income:

(in thousands)	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating Expenses
Underwriting and distribution	$487,023	$(487,023)	$—	$954,050	$(954,050)	$—
Sales, distribution and marketing	—	557,398	557,398	—	1,092,991	1,092,991
Compensation and benefits	271,041	—	271,041	525,353	—	525,353
Information systems, technology and occupancy	69,608	(69,608)	—	138,218	(138,218)	—
Information systems and technology	—	39,809	39,809	—	77,812	77,812
Occupancy	—	29,799	29,799	—	60,406	60,406
Advertising and promotion	38,121	(38,121)	—	72,969	(72,969)	—
Amortization of deferred sales commissions	46,282	(46,282)	—	92,828	(92,828)	—
Other	39,903	(39,903)	—	78,994	(78,994)	—
General, administrative and other	—	53,931	53,931	—	105,850	105,850
Total operating expenses	$951,978	$—	$951,978	$1,862,412	$—	$1,862,412

Note 2 – New Accounting Guidance
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
On October 1, 2010, the Company adopted new FASB guidance related to the consolidation of variable interest entities (“VIEs”). The guidance changes the model used to identify the primary beneficiary of VIEs other than entities that have the attributes of an investment company. The new model requires a qualitative analysis to determine whether a company’s variable interests give it a controlling financial interest in a VIE. The guidance also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. The adoption of the guidance resulted in the consolidation of automobile loan securitization trusts and collateralized loan obligations (“CLOs”) that were not previously consolidated. The consolidation of these entities resulted in increases to total assets, long-term debt and total stockholders’ equity of $1,384.7 million, $1,278.1 million and $106.6 million as of October 1, 2010. See Note 6 – Variable Interest Entities.
Note 3 – Acquisition
On January 18, 2011, the Company acquired all of the outstanding shares of Rensburg Fund Management Limited (“Rensburg”), a specialist U.K. equity manager, for a purchase consideration of $72.4 million in cash. The purchase price was preliminarily allocated $52.6 million to indefinite-lived intangible assets, $10.2 million to tangible net assets and $9.6 million to goodwill. The indefinite-lived intangible assets relate to management contracts. At acquisition date, Rensburg had approximately $1.5 billion in assets under management (“AUM”) relating to various U.K. unit trusts.
The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying condensed consolidated statements of income would not have been materially different.
Note 4 – Stockholders' Equity, Redeemable Noncontrolling Interests and Comprehensive Income
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2011
Balance at October 1, 2010	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance	106,601		106,601
Net income (loss)	1,004,257	(19,454)	984,803	879
Net loss reclassified to appropriated retained earnings	(19,932)	19,932	—
Other comprehensive income
Net unrealized losses on investments, net of tax	(13,032)		(13,032)
Currency translation adjustments	45,325		45,325
Net unrealized gains on defined benefit plans, net of tax	232		232
Cash dividends on common stock	(111,599)		(111,599)
Repurchase of common stock	(413,538)		(413,538)
Noncontrolling interests
Net deconsolidation of certain sponsored investment products		—	—	(1,674)
Net subscriptions		2,041	2,041	11,730
Other [1]	88,200		88,200
Balance at March 31, 2011	$8,413,508	$5,971	$8,419,479	$30,468
_____________________
1   Primarily relates to stock-based compensation plans.

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2010
Balance at October 1, 2009	$7,632,173	$2,262	$7,634,435	$65,126
Net income	712,288	420	712,708	3,251
Other comprehensive income
Net unrealized gains on investments, net of tax	35,154		35,154
Currency translation adjustments	4,937		4,937
Net unrealized gains on defined benefit plans, net of tax	245		245
Cash dividends on common stock	(787,048)		(787,048)
Repurchase of common stock	(291,491)		(291,491)
Noncontrolling interests
Net deconsolidation of certain sponsored investment products		—	—	(81,613)
Net subscriptions		534	534	42,310
Other [1]	78,018		78,018
Balance at March 31, 2010	$7,384,276	$3,216	$7,387,492	$29,074
_____________________
1   Primarily relates to stock-based compensation plans.
The components of comprehensive income, including amounts attributable to noncontrolling interests, were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income	$495,565	$358,410	$985,682	$715,959
Net unrealized gains (losses) on investments, net of tax	(13,881)	22,716	(13,032)	35,154
Currency translation adjustments	32,658	(4,510)	45,325	4,937
Net unrealized gains on defined benefit plans, net of tax	219	82	232	245
Total comprehensive income	514,561	376,698	1,018,207	756,295
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(7,577)	204	(19,454)	420
Redeemable noncontrolling interests	42	1,521	879	3,251
Total Comprehensive Income Attributable to Franklin Resources, Inc.	$522,096	$374,973	$1,036,782	$752,624
During the three and six months ended March 31, 2011, the Company repurchased 1.8 million and 3.5 million shares of its common stock at a cost of $215.0 million and $413.5 million under its stock repurchase program. In December 2010, the Company’s Board of Directors authorized the repurchase of up to 10.0 million additional shares of its common stock under the stock repurchase program. At March 31, 2011, approximately 9.5 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and six months ended March 31, 2010, the Company repurchased 1.1 million and 2.7 million shares of its common stock at a cost of $117.5 million and $291.5 million. The stock repurchase program is not subject to an expiration date.

Note 5 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net Income Attributable to Franklin Resources, Inc.	$503,100	$356,685	$1,004,257	$712,288
Less: Allocation of earnings to participating nonvested stock and stock unit awards	2,762	1,976	4,803	4,061
Net Income Available to Common Stockholders	$500,338	$354,709	$999,454	$708,227

Weighted-average shares outstanding – basic	221,696	227,046	222,440	227,474
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1,000	1,254	1,056	1,312
Weighted-Average Shares Outstanding – Diluted	222,696	228,300	223,496	228,786

Earnings per Share
Basic	$2.26	$1.56	$4.49	$3.11
Diluted	2.25	1.55	4.47	3.10
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive totaled nil and 0.2 million for the three and six months ended March 31, 2011, and 0.4 million for the three and six months ended March 31, 2010.
Note 6 – Variable Interest Entities
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
Under both models, the key estimates and assumptions used in the analyses may include the amount of AUM, investment management and related service fee rates, the life of the investment product, prepayment rates, and the discount rate.
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
The Company elected the fair value option for the financial assets and liabilities of the consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. During the three months ended March 31, 2011, the changes in fair values of the underlying assets and liabilities of the consolidated CLOs resulted in a $29.8 million net gain and $35.6 million net loss, for a combined net loss of $5.8 million. During the six months ended March 31, 2011, the changes in fair value of the underlying assets and liabilities of the consolidated CLOs resulted in a $64.0 million net gain and $78.9 million net loss, for a combined net loss of $14.9 million. The net losses include interest income and expense and are recognized in investment and other income, net in the condensed consolidated statements of income. The net losses attributable to third-party investors are reflected as net income (loss) attributable to nonredeemable noncontrolling interests in the condensed consolidated statements of income and appropriated retained earnings in the condensed consolidated balance sheets.
The following table presents the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the consolidated CLOs:

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of March 31, 2011
Unpaid principal balance	$986,849	$21,429	$1,118,324
Excess unpaid principal over fair value	(9,542)	(8,249)	(184,485)
Fair value	$977,307	$13,180	$933,839
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
The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)	March 31, 2011	September 30, 2010
Principal amount of loans
Loans receivable of consolidated VIEs[1]	$232,280	$319,976
Loans receivable	81,912	73,602
Total	$314,192	$393,578
Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs[1]	$4,526	$12,080
Loans receivable	1,331	2,825
Total	$5,857	$14,905
_____________________
1   Disclosed as securitized loans prior to the adoption of new consolidation guidance.

The Company has provided guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At March 31, 2011 and September 30, 2010, the maximum potential amounts of future payments related to these guarantees were $3.8 million and $6.2 million. During the six months ended March 31, 2011 and 2010, the Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities.
The original amount of loans serviced for the securitization trusts that were still in existence at March 31, 2011 and September 30, 2010 totaled $1.5 billion and $1.8 billion. At March 31, 2011 and September 30, 2010, the securitization trusts had approximately 25,400 and 31,600 loans outstanding, with weighted-average annualized interest rates of 11.00% and 10.51%.
Other Investment Products
The Company’s VIEs also include certain sponsored investment products other than CLOs and certain other investment products (collectively “other investment products”). These VIEs include limited partnerships, limited liability companies, and joint ventures. The Company’s variable interests generally consist of its equity ownership in and its investment management and related services fees earned from the VIEs. Based on its evaluations, the Company determined it was not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the periods ended March 31, 2011 and 2010.
The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from the other investment products as recorded in the Company’s condensed consolidated balance sheets at March 31, 2011 and September 30, 2010 are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)	March 31, 2011	September 30, 2010
Current Assets
Receivables	$79,143	$63,813
Investment securities, available-for-sale	190,073	164,994
Investments in equity method investees and other	2,492	5,401
Total Current	271,708	234,208
Non-Current Assets
Investment securities, available-for-sale	—	845
Investments in equity method investees and other	642,083	636,548
Total Non-Current	642,083	637,393
Total	$913,791	$871,601
Total AUM of the other investment products in which the Company held a variable interest but was not the primary beneficiary were $53.5 billion at March 31, 2011 and $48.1 billion at September 30, 2010.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during the three and six months ended March 31, 2011 and 2010.

Note 7 – Investments
Investments consisted of the following:

(in thousands)	March 31, 2011	September 30, 2010
Current
Investment securities, trading	$777,837	$361,396
Investment securities, available-for-sale
Sponsored investment products	823,442	1,032,602
Securities of U.S. states and political subdivisions	52,309	64,654
Securities of the U.S. Treasury and federal agencies	603	601
Other equity securities	11,518	16,780
Total investment securities, available-for-sale	887,872	1,114,637
Investments of consolidated VIEs, at fair value[1]	45,359	—
Investments in equity method investees and other	48,189	91,866
Total Current	$1,759,257	$1,567,899
Banking/Finance
Investment securities, trading	$—	$23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	826	835
Securities of the U.S. Treasury and federal agencies[2]	2,383	53,099
Corporate debt securities[3]	122,286	123,108
Mortgage-backed securities – agency residential[2]	204,575	231,046
Other equity securities	111	151
Total investment securities, available-for-sale	330,181	408,239
Total Banking/Finance	$330,181	$431,601
Non-Current
Investments of consolidated VIEs, at fair value[1]	$931,948	$—
Investments in equity method investees and other	706,143	702,634
Total Non-Current	$1,638,091	$702,634
 __________________________
1 See Note 6 – Variable Interest Entities.
2 Includes total U.S. government-sponsored enterprise obligations with fair values of $204.6 million and $281.7 million at March 31, 2011 and September 30, 2010.
3 Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.
At March 31, 2011 and September 30, 2010, current investment securities, trading included $247.3 million and $86.3 million of investments held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.
At March 31, 2011 and September 30, 2010, banking/finance segment investment securities with aggregate carrying amounts of $130.1 million and $196.7 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $67.1 million and $76.7 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $2.6 million and $3.5 million were pledged as collateral as required by federal and state regulators (see Note 10 – Debt). In addition, investment management and related services segment securities with aggregate carrying values of $7.3 million and $8.0 million were pledged as collateral at March 31, 2011 and September 30, 2010.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of March 31, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$707,634	$117,345	$(1,537)	$823,442
Securities of U.S. states and political subdivisions	51,510	1,635	(10)	53,135
Securities of the U.S. Treasury and federal agencies	2,958	28	—	2,986
Corporate debt securities	120,100	2,186	—	122,286
Mortgage-backed securities – agency residential	199,395	5,180	—	204,575
Other equity securities	11,275	632	(278)	11,629
Total	$1,092,872	$127,006	$(1,825)	$1,218,053

(in thousands)		Gross Unrealized
as of September 30, 2010	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$901,923	$138,105	$(7,426)	$1,032,602
Securities of U.S. states and political subdivisions	62,674	2,815	—	65,489
Securities of the U.S. Treasury and federal agencies	52,909	791	—	53,700
Corporate debt securities	120,159	2,949	—	123,108
Mortgage-backed securities – agency residential	225,443	5,603	—	231,046
Other equity securities	16,393	649	(111)	16,931
Total	$1,379,501	$150,912	$(7,537)	$1,522,876
The net unrealized holding gains on investment securities, available-for-sale included in accumulated other comprehensive income were $12.7 million and $28.0 million for the three and six months ended March 31, 2011 and $24.6 million and $38.8 million for the three and six months ended March 31, 2010.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of March 31, 2011
Sponsored investment products	$124,899	$(1,425)	$4,311	$(112)	$129,210	$(1,537)
Securities of U.S. states and political subdivisions	1,018	(10)	—	—	1,018	(10)
Other equity securities	4,209	(275)	17	(3)	4,226	(278)
Total	$130,126	$(1,710)	$4,328	$(115)	$134,454	$(1,825)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2010
Sponsored investment products	$66,816	$(5,506)	$23,394	$(1,920)	$90,210	$(7,426)
Other equity securities	4,174	(108)	26	(3)	4,200	(111)
Total	$70,990	$(5,614)	$23,420	$(1,923)	$94,410	$(7,537)

For the three and six months ended March 31, 2011, the Company recognized $0.4 million and $13.6 million of other-than-temporary impairment of investments, of which nil and $7.3 million related to available-for-sale equity securities. Other-than-temporary impairment of investments for the three and six months ended March 31, 2010 was de minimus and $1.5 million, and related entirely to available-for-sale equity securities. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during the six months ended March 31, 2011 and 2010.

At March 31, 2011, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$7,557	$7,713
Due after one year through five years	35,909	37,061
Due after five years through ten years	8,044	8,361
Total	$51,510	$53,135
Securities of the U.S. Treasury and federal agencies
Due in one year or less	$603	$603
Due after ten years	2,355	2,383
Total	$2,958	$2,986
Corporate debt securities
Due in one year or less	$40,100	$40,758
Due after one year through five years	80,000	81,528
Total	$120,100	$122,286
Mortgage-backed securities – agency residential
Due after five years through ten years	$14,367	$15,548
Due after ten years	185,028	189,027
Total	$199,395	$204,575

Note 8 – Fair Value Measurements
The Company records substantially all of its investments at fair value or amounts that approximate fair value. There were no significant transfers between Level 1 and Level 2 for the six months ended March 31, 2011.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
as of March 31, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$5,681	$113,396	$—	$119,077
Receivables of consolidated VIEs	—	66,139	—	66,139
Investment securities, trading	556,118	218,110	3,609	777,837
Investment securities, available-for-sale
Sponsored investment products	823,442	—	—	823,442
Securities of U.S. states and political subdivisions	—	52,309	—	52,309
Securities of the U.S. Treasury and federal agencies	—	603	—	603
Other equity securities	7,329	4,189	—	11,518
Investments of consolidated VIEs	—	45,359	—	45,359
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	826	—	826
Securities of the U.S. Treasury and federal agencies	—	2,383	—	2,383
Corporate debt securities	—	122,286	—	122,286
Mortgage-backed securities – agency residential	—	204,575	—	204,575
Other equity securities	—	—	111	111
Non-Current Assets
Investments of consolidated VIEs	—	930,122	1,826	931,948
Life settlement contracts	—	—	9,861	9,861
Total Assets Measured at Fair Value	$1,392,570	$1,760,297	$15,407	$3,168,274
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$47,673	$47,673
Other liabilities of consolidated VIEs	—	140,729	—	140,729
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	848,575	37,591	886,166
Total Liabilities Measured at Fair Value	$—	$989,304	$85,264	$1,074,568

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2010
Current Assets
Investment securities, trading	$263,444	$94,622	$3,330	$361,396
Investment securities, available-for-sale
Sponsored investment products	1,032,602	—	—	1,032,602
Securities of U.S. states and political subdivisions	—	64,654	—	64,654
Securities of the U.S. Treasury and federal agencies	—	601	—	601
Other equity securities	12,610	4,170	—	16,780
Banking/Finance Assets
Investment securities, trading	—	—	23,362	23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	835	—	835
Securities of the U.S. Treasury and federal agencies	—	53,099	—	53,099
Corporate debt securities	—	123,108	—	123,108
Mortgage-backed securities – agency residential	—	231,046	—	231,046
Other equity securities	—	—	151	151
Non-Current Assets
Life settlement contracts	—	—	9,214	9,214
Total Assets Measured at Fair Value	$1,308,656	$572,135	$36,057	$1,916,848

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
Investments and long-term debt of consolidated VIEs. The fair values of investments and debt held by consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. The VIEs also issued debt that is classified as Level 3 because its fair value is determined using unobservable inputs. In these instances, the Company employs a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, the Company utilizes an income-based valuation approach, which considers the net present value of anticipated future cash flows of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.
Receivables and other liabilities of consolidated VIEs primarily consist of investment trades pending settlement. The fair values of these receivables and liabilities are obtained from independent third-party broker or dealer quotes and they are classified as Level 2.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Investments of Consolidated VIEs		Other[1]		Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended March 31, 2011
Balance at January 1, 2011	$4,936		$1,931		$9,546		$16,413	$85,253
Total realized and unrealized gains (losses):
Included in consolidated sponsored investment products gains, net	(1,270)		—		—		(1,270)	—
Included in investment and other income, net	—		(105)		821		716	9,404
Purchases, sales and settlements, net	388		—		(395)		(7)	(12,563)
Transfers out of Level 3	(445)		—		—		(445)	—
Effect of exchange rate changes	—		—		—		—	3,170
Balance at March 31, 2011	$3,609		$1,826		$9,972		$15,407	$85,264
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2011	$41	[2]	$(105)	[3]	$292	[3]	$228	$9,404	[3]
___________________________
1 Other primarily consists of life settlement contracts.
2 Included in consolidated sponsored investment products gains, net.
3 Included in investment and other income, net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions	Investments of Consolidated VIEs		Other[1]		Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the six months ended March 31, 2011
Balance at October 1, 2010	$3,330		$23,362	$—		$9,365		$36,057	$—
Adjustment for adoption of new consolidation guidance	—		(23,362)	1,738		—		(21,624)	71,382
Total realized and unrealized gains (losses):
Included in consolidated sponsored investment products gains, net	(1,116)		—	—		—		(1,116)	—
Included in investment and other income, net	—		—	88		1,524		1,612	24,303
Purchases, sales and settlements, net	1,805		—	—		(917)		888	(12,563)
Transfers out of Level 3, net	(410)		—	—		—		(410)	—
Effect of exchange rate changes	—		—	—		—		—	2,142
Balance at March 31, 2011	$3,609		$—	$1,826		$9,972		$15,407	$85,264
Change in unrealized gains included in net income relating to assets and liabilities held at March 31, 2011	$443	[2]	$—	$88	[3]	$598	[3]	$1,129	$24,303	[3]
________________________
1 Other primarily consists of life settlement contracts.
2 Included in consolidated sponsored investment products gains, net.
3 Included in investment and other income, net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions		Other[1]		Total Level 3 Assets
for the three months ended March 31, 2010
Balance at January 1, 2010	$1,768		$30,505		$11,841		$44,114
Total realized and unrealized gains (losses):
Included in other, net revenue	—		(605)		—		(605)
Included in consolidated sponsored investment products gains, net	15		—		—		15
Included in investment and other income, net	—		—		1,251		1,251
Included in accumulated other comprehensive income	—		—		(303)		(303)
Purchases, sales and settlements, net	987		1,604		(8)		2,583
Balance at March 31, 2010	$2,770		$31,504		$12,781		$47,055
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2010	$90	[2]	$(605)	[3]	$956	[4]	$441
___________________________
1 Other primarily consists of equity securities and life settlement contracts.
2 Included in consolidated sponsored investment products gains, net.
3 Included in other, net revenue.
4 Included in investment and other income, net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions		Other[1]		Total Level 3 Assets
for the six months ended March 31, 2010
Balance at October 1, 2009	$2,053		$28,714		$11,228		$41,995
Total realized and unrealized gains (losses):
Included in other, net revenue	—		(400)		—		(400)
Included in consolidated sponsored investment products gains, net	(274)		—		—		(274)
Included in investment and other income, net	—		—		1,372		1,372
Included in accumulated other comprehensive income	—		—		(94)		(94)
Purchases, sales and settlements, net	991		3,190		275		4,456
Balance at March 31, 2010	$2,770		$31,504		$12,781		$47,055
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2010	$(198)	[2]	$(400)	[3]	$956	[4]	$358
__________________________
1 Other primarily consists of equity securities and life settlement contracts.
2 Included in consolidated sponsored investment products gains, net.
3 Included in other, net revenue.
4 Included in investment and other income, net.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	March 31, 2011		September 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,549,366	$4,549,366	$4,123,716	$4,123,716
Other investments	51,855	55,343	53,081	48,366
Loans receivable, net	414,806	418,829	374,886	381,046
Loans receivable of consolidated VIEs, net	223,842	229,744	—	—
Financial Liabilities
Commercial paper	$29,995	$29,995	$29,997	$29,997
Deposits	785,639	787,024	655,748	660,371
FHLB advances	51,000	51,726	51,000	53,731
Long-term debt	899,039	919,925	898,903	955,080
Long-term debt of consolidated VIEs	244,836	248,301	—	—
Loans receivable of consolidated VIEs, net. The fair value is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions.
Long-term debt of consolidated VIEs. The fair value is estimated using independent third-party broker or dealer price quotes.
Note 9 – Loans and Allowance for Loan Losses
The following table summarizes the banking/finance segment loans receivable by major category:

(in thousands)	March 31, 2011	September 30, 2010
Commercial loans	$40,424	$36,471
Real estate mortgage loans	68,169	61,688
Installment loans[1]	496,254	257,460
Other	47,222	24,716
Total loans receivable	652,069	380,335
Less: allowance for loan losses	(13,421)	(5,449)
Total	$638,648	$374,886
 __________________________
1 Includes loans receivable of consolidated VIEs at March 31, 2011.

Installment loans primarily consist of automobile receivables and secured private banking loans to individuals. Other loans are mainly comprised of credit card receivables and overdraft receivables. The allowance for loan losses primarily relates to automobile receivables. No loan loss allowance is provided on secured private banking loans. For further discussion of the Company’s policy for allowance for loan losses, see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2010. At March 31, 2011 and September 30, 2010, loans receivable with aggregate carrying values of $44.1 million and $45.9 million were pledged as collateral for the ability to obtain FHLB advances.
Maturities of loans receivable at March 31, 2011 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$31,242	$4,273	$4,909	$40,424
Real estate mortgage loans	10,217	61	57,891	68,169
Installment loans[1]	216,262	201,985	78,007	496,254
Other	46,096	334	792	47,222
Total	$303,817	$206,653	$141,599	$652,069
__________________________
1 Includes loans receivable of consolidated VIEs.
 The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at March 31, 2011:

(in thousands)	Carrying Value
Loans at fixed interest rates	$275,844
Loans at floating or adjustable interest rates	72,408
Total	$348,252
Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$15,629	$6,649	$5,449	$7,026
Adjustment for adoption of new consolidation guidance	—	—	14,255	—
Provision for loan losses	758	1,407	3,603	2,460
Charge-offs	(5,199)	(1,813)	(14,113)	(3,720)
Recoveries	2,233	457	4,227	934
Balance, End of Period	$13,421	$6,700	$13,421	$6,700
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	0.45%	0.36%	1.46%	0.77%
Allowance for loan losses as a percentage of loans receivable	2.06%	1.79%	2.06%	1.79%
The following table summarizes the loans receivable by impairment methodology:

(in thousands)	March 31, 2011		March 31, 2010
	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$630,332	$21,737	$360,873	$13,981
Less: allowance for loan losses	(10,959)	(2,462)	(4,952)	(1,748)
Total	$619,373	$19,275	$355,921	$12,233
The following is a summary of non-accrual, past due and restructured loans:

(in thousands)	March 31, 2011	September 30, 2010
Non-accrual loans	$12,722	$5,305
Loans delinquent for 90 days or more	—	411
Loans modified in troubled debt restructurings	13,066	10,690

Interest income recognized for loans modified in troubled debt restructurings was not significant for the three and six months ended March 31, 2011 and 2010.
Note 10 – Debt
Outstanding debt consisted of the following:

(in thousands)	March 31, 2011	Effective Interest Rate	September 30, 2010	Effective Interest Rate
Current
Commercial paper	$29,995	0.21%	$29,997	0.27%
Current maturities of long-term debt of consolidated VIEs, at fair value, due fiscal year 2012	47,673	7.64%	—	N/A
Total Current	77,668		29,997
Banking/Finance
Long-term debt of consolidated VIEs, due fiscal years 2013-2016	244,836	5.95%	—	N/A
FHLB advances	51,000	3.62%	51,000	3.62%
Total Banking/Finance	295,836		51,000
Non-Current
$300 million 2.000% notes due fiscal year 2013	299,622	2.28%	299,533	2.28%
$250 million 3.125% notes due fiscal year 2015	249,772	3.32%	249,745	3.32%
$350 million 4.625% notes due fiscal year 2020	349,645	4.75%	349,625	4.75%
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2012-2019	886,166	2.61%	—	N/A
Total Non-Current	1,785,205		898,903
Total Debt	$2,158,709		$979,900
The current and non-current long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and has both fixed and floating interest rates ranging from 0.60% to 11.18%. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and has both fixed and floating interest rates ranging from 1.84% to 8.18%. See Note 6 – Variable Interest Entities.
The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. The outstanding advances are subject to collateralization requirements.
The Company’s senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of March 31, 2011, the Company was in compliance with the covenants of the notes.
At March 31, 2011, contractual maturities for FHLB advances, long-term debt, and long-term debt of consolidated VIEs were as follows:

(in thousands)	FHLB Advances and Long-term Debt	Long-term Debt of Consolidated VIEs		Total
For the fiscal years ending September 30,		CLOs	Securitization Trusts
2011 (remaining six months)	$2,000	$—	$—	$2,000
2012	—	51,364	—	51,364
2013	318,122	—	9,887	328,009
2014	—	—	33,262	33,262
2015	260,272	110,168	55,637	426,077
Thereafter	369,645	772,307	146,050	1,288,002
Total	$950,039	$933,839	$244,836	$2,128,714

The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.
At March 31, 2011, the Company had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $15.5 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $127.3 million available through the secured Federal Reserve Bank short-term discount window and $49.1 million available in secured FHLB short-term borrowing capacity.
Note 11 – Commitments and Contingencies
Guarantees
The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 6 – Variable Interest Entities).
At March 31, 2011, the banking/finance segment had issued financial standby letters of credit totaling $9.3 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities as of March 31, 2011.
Legal Proceedings
As previously reported, between 2003 and 2006, following industry-wide market timing and late trading investigations by regulators, Franklin and certain related parties were named in civil lawsuits. Certain of those lawsuits have been resolved, including those reported in the Company's Form 10-K for fiscal year 2010 and Form 10-Q for the quarter ended December 31, 2010. The remaining related lawsuits are described below.
The lawsuits were filed against Franklin and certain of its adviser and distributor affiliates, individual Franklin officers and directors, a former Franklin employee, and trustees of certain Franklin Templeton Investments mutual funds (the “Funds”). In 2004, the lawsuits were consolidated for coordinated proceedings with similar lawsuits against numerous other mutual fund complexes in a multi-district litigation titled “In re Mutual Funds Investment Litigation,” pending in the U.S. District Court for the District of Maryland, Case No. 04-md-15862 (the “MDL”). Plaintiffs filed consolidated amended complaints in the MDL on September 29, 2004. The three consolidated lawsuits involving the Company include a class action (Sharkey IRO/IRA v. Franklin Resources, Inc., et al., Case No. 04-cv-01310), a derivative action on behalf of the Funds (McAlvey v. Franklin Resources, Inc., et al., Case No. 04-cv-01274), and a derivative action on behalf of Franklin (Hertz v. Burns, et al., Case No. 04-cv-01624) and seek, among other forms of relief, one or more of the following: unspecified monetary damages; punitive damages; removal of Fund trustees, directors, advisers, administrators, and distributors; rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940; and attorneys’ fees and costs. On February 25, 2005, the Company-related defendants filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. In addition, all named individual defendants have since been dismissed without prejudice from the consolidated class action pursuant to stipulation. The Company-related defendants filed a motion for partial summary judgment in the consolidated class action as to non-arranged market timing on March 24, 2010, and lead plaintiff filed its opposition and cross-motion for partial summary judgment on June 4, 2010. On December 9, 2010, the court granted the Company-related defendants’ motion for partial summary judgment, finding that the record could not support a finding of liability against the Company-related defendants and denied lead plaintiff’s cross-motion for partial summary judgment. The Company and lead plaintiff in the consolidated class action reached agreement-in-principle on December 21, 2010 to resolve that action, pursuant to which the Company agreed to pay $2.75 million towards distribution of settlement amounts reached in lead plaintiff’s settlements with other, non-Company defendants, and towards class counsel's fees, and any unspent amounts will be distributed to relevant Funds. The parties documented the terms of the agreement in a stipulation (the “Stipulation and Releases”), which was filed with the court on April 1, 2011. The Stipulation and Releases is subject to certain conditions including court approval.
The Company-related defendants’ motion to dismiss the consolidated fund derivative action remains under submission with the court, and, pursuant to stipulation, that action is currently stayed. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004. Neither of those derivative actions has progressed to discovery concerning alleged damages and the Company is therefore unable to estimate an amount or range of any possible additional losses relating to the market timing lawsuits.

Separately, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), were named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit, captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff attempts to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and seeks unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Plaintiff filed an amended complaint on July 7, 2010, and defendants filed a motion to dismiss the amended complaint on August 20, 2010. On October 22, 2010, the court granted defendants’ motion, dismissing the lone federal claim with prejudice for failure to state a claim, and declining to exercise supplemental jurisdiction over plaintiff’s state law claims. Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on November 19, 2010 (Case No. 10-17648) and the parties are currently in the appellate briefing process. The action has not proceeded past the pleading stage and there has been no fact or alleged damages discovery, rendering the Company unable to estimate an amount or range of possible losses.
Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and the Company intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit may have on the Company. Variables include, for example, whether the lawsuit asserts viable claims or novel legal theories to be presented to a court for determination as a threshold matter before the lawsuit can proceed; whether there are other parties or nonparties who may share in any ultimate liability; and whether the lawsuit has progressed sufficiently through key fact discovery and damages discovery to enable the Company to estimate the probability of loss and/or to quantify a possible loss or range of possible loss.
The Company is from time to time involved in litigation relating to other claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2011, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At March 31, 2011, the banking/finance segment had commitments to extend credit in an aggregate amount of $145.1 million, primarily under credit card lines and secured credit lines.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2011 and September 30, 2010, the Company held cash of $140.5 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
In conjunction with an insurance recovery for prior years’ losses, the Company has agreed to indemnify its insurance provider and hold it harmless against future payments that it may be required to make to any insured who does not release his, her or its rights under the relevant policy or relating to claims under that policy up to available policy limits. The Company has also agreed to indemnify those insured funds that agree to release any rights under the relevant policy or relating to claims under that policy, to the same extent of the released rights. While management believes that the chance of the Company having to make any payments as a result of these indemnities is remote, policy limits for certain insureds could be up to $88.0 million in the aggregate.
At March 31, 2011, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2010.
Note 12 – Stock-Based Compensation
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

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $134.1 million at March 31, 2011. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2010	1,015	$95.86
Granted	902	118.57
Vested	(154)	109.63
Forfeited/cancelled	(24)	107.65
Nonvested balance at March 31, 2011	1,739	$106.26
Note 13 – Segment Information
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

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Operating Revenues
Investment management and related services	$1,742,390	$1,406,851	$3,436,111	$2,773,615
Banking/finance	7,173	6,262	13,765	16,909
Total	$1,749,563	$1,413,113	$3,449,876	$2,790,524
Income Before Taxes
Investment management and related services	$675,463	$501,205	$1,369,424	$1,009,605
Banking/finance	3,106	7,151	6,812	13,036
Total	$678,569	$508,356	$1,376,236	$1,022,641

Operating revenues of the banking/finance segment were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Interest and fees on loans	$10,161	$4,689	$21,050	$9,270
Interest and dividends on investment securities	1,813	3,644	4,236	7,285
Total interest income	11,974	8,333	25,286	16,555
Interest on deposits	(1,098)	(1,281)	(2,234)	(2,581)
Interest on long-term debt	(4,363)	(482)	(9,005)	(940)
Total interest expense	(5,461)	(1,763)	(11,239)	(3,521)
Net interest income	6,513	6,570	14,047	13,034
Unrealized gains on trading investments, net	—	(604)	—	(399)
Other income	1,418	1,703	3,321	6,734
Provision for loan losses	(758)	(1,407)	(3,603)	(2,460)
Total	$7,173	$6,262	$13,765	$16,909

Operating segment assets were as follows:

(in thousands)	March 31, 2011	September 30, 2010
Investment management and related services	$11,503,721	$9,746,894
Banking/finance	1,323,661	961,194
Total	$12,827,382	$10,708,088
The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 14 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains, net	$489	$7,133	$2,347	$12,188
Unrealized gains (losses), net	9,281	(1,464)	6,685	8,553
Total	9,770	5,669	9,032	20,741
Investment and Other Income, Net
Dividend income	7,457	9,510	17,687	20,058
Interest income	2,702	3,446	5,562	7,027
Capital gain distributions	65	26	103	888
Other-than-temporary impairment of investment securities, available-for-sale	—	(2)	(7,293)	(1,463)
Other-than-temporary impairment of investments in equity method investees and other	(450)	—	(6,313)	—
Realized gains on sale of investment securities, available-for-sale	27,150	103	53,899	2,225
Realized losses on sale of investment securities, available-for-sale	(5)	(1)	(312)	(479)
Gains on trading investment securities, net	3,065	10,008	4,620	22,397
Income from investments in equity method investees, net of tax	19,534	13,140	43,426	17,290
Foreign currency exchange gains (losses) , net	(9,585)	5,991	(8,681)	4,569
Losses on assets and liabilities of consolidated VIEs, net	(5,831)	—	(14,901)	—
Other, net	3,579	267	6,950	2,954
Total	47,681	42,488	94,747	75,466
Interest expense	(8,364)	(936)	(16,259)	(1,678)
Other Income, Net	$49,087	$47,221	$87,520	$94,529
Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $262.7 million and $402.7 million for the three and six months ended March 31, 2011 and $29.2 million and $134.8 million for the three and six months ended March 31, 2010.
The Company recognized net gains on trading investment securities that were held at March 31, 2011 and 2010 of $10.3 million and $10.9 million during the three and six months ended March 31, 2011 and $6.7 million and $15.7 million during the three and six months ended March 31, 2010.
Note 15 – Banking Regulatory Ratios
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). The Company’s calculation methodology follows the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company’s calculations as of March 31, 2011 and September 30, 2010, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	March 31, 2011	September 30, 2010	Capital Adequacy Minimum
Tier 1 capital	$6,007,951	$5,461,801	N/A
Total risk-based capital	6,021,372	5,467,250	N/A
Tier 1 leverage ratio	58%	65%	4%
Tier 1 risk-based capital ratio	56%	63%	4%
Total risk-based capital ratio	56%	63%	8%

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
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth below, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.
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
During the first half of fiscal year 2011, market returns improved as the global economy continued to recover, evidenced by three- and six-month increases of 5% and 14% in the MSCI World Index and 6% and 17% in the S&P 500 Index for the periods ended March 31, 2011. The market improvement benefited our AUM, fee revenues and operating income, all of which increased significantly from the first half of fiscal year 2010.
Our total AUM at March 31, 2011 was $703.5 billion, 9% higher than the balance at September 30, 2010, and 20% higher than the balance at March 31, 2010. Simple monthly average AUM for the three and six months ended March 31, 2011 increased 22% and 23% from the same periods in the prior fiscal year, driven by $23.4 billion and $47.5 billion of market appreciation and $8.4 billion and $11.6 billion of net new flows in the current year periods. Long-term sales of $55.6 billion and $110.5 billion for the three and six months ended March 31, 2011 increased 20% and 25% from the same periods in the prior fiscal year, but redemption activity also increased in all investment objectives as a result of ongoing market volatility and investor concerns about default risk with municipal bonds, and included $12.0 billion from one institutional advisory account in the first quarter of fiscal year 2011. Long-term sales increased for all investment objectives with the exception of tax-free fixed-income and remained strong in our global/international taxable fixed-income and equity products.
Although the financial markets continued to improve during the six months ended March 31, 2011, the business and regulatory environments in which we operate remain uncertain and subject to change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) signed into law in July 2010 is expected to impose additional restrictions and limitations on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted. The impact of the Reform Act on our financial position and results of operations, if any, is not known at this time.
Uncertainties regarding economic stabilization and improvement remain in the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our sponsored investment products and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions, except per share data)	2011	2010		2011	2010
Operating Income	$629.5	$461.1	37%	$1,288.7	$928.1	39%
Net Income Attributable to Franklin Resources, Inc.	503.1	356.7	41%	1,004.3	712.3	41%
Earnings per Share
Basic	$2.26	$1.56	45%	$4.49	$3.11	44%
Diluted	2.25	1.55	45%	4.47	3.10	44%
Operating Margin[1]	36.0%	32.6%		37.4%	33.3%
 ___________________________________________
1 Defined as operating income divided by total operating revenues.
Operating income increased $168.4 million and $360.6 million, and net income attributable to Franklin Resources, Inc. increased $146.4 million and $292.0 million for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year. The increases were primarily due to 29% increases in investment management fee revenues, which were driven by 22% and 23% increases in simple monthly average AUM and higher effective management fee rates during the current fiscal year periods. Reductions to operating expenses of $12.0 million and $38.5 million from insurance recoveries for prior years’ losses also contributed to the higher income in both periods.
Diluted earnings per share increased in both periods consistent with the increases in net income and 2% decreases in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	March 31, 2011	March 31, 2010	Percent Change
Equity
Global/international	$225.4	$193.2	17%
United States	83.5	69.8	20%
Total equity	308.9	263.0	17%
Hybrid	113.4	107.3	6%
Fixed-Income
Tax-free	67.5	71.8	(6)%
Taxable
Global/international	160.6	97.0	66%
United States	47.1	41.9	12%
Total fixed-income	275.2	210.7	31%
Cash Management	6.0	5.8	3%
Total	$703.5	$586.8	20%
Simple Monthly Average for the Three-Month Period[1]	$687.2	$561.2	22%
Simple Monthly Average for the Six-Month Period[1]	$671.5	$547.3	23%
 __________________________
1 Investment management fees from approximately 60% of our AUM at March 31, 2011 were calculated using daily average AUM.

AUM at March 31, 2011 was 20% higher than at March 31, 2010, primarily due to market appreciation of $68.7 billion and net new flows of $49.8 billion during the twelve-month period. The market appreciation related to products in all investment objectives as improved market conditions led to significant valuation increases, while the net new flows were primarily due to higher sales of fixed-income products. Simple monthly average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased 22% and 23% during the three and six months ended March 31, 2011, as compared to the same periods in the prior fiscal year.
The simple monthly average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products for the three and six months ended March 31, 2011, as compared to the same periods in the prior fiscal year, reflects recent investor preference for globally diversified fixed-income investments.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Equity
Global/international	32%	33%	32%	34%
United States	12%	12%	12%	12%
Total equity	44%	45%	44%	46%
Hybrid	16%	19%	16%	19%
Fixed-Income
Tax-free	10%	13%	11%	13%
Taxable
Global/international	22%	15%	21%	14%
United States	7%	7%	7%	7%
Total fixed-income	39%	35%	39%	34%
Cash Management	1%	1%	1%	1%
Total	100%	100%	100%	100%

Components of the change in our AUM were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2011	2010		2011	2010
Beginning AUM	$670.7	$553.5	21%	$644.9	$523.4	23%
Long-term sales	55.6	46.4	20%	110.5	88.6	25%
Long-term redemptions	(46.4)	(29.3)	58%	(99.2)	(57.5)	73%
Net cash management	(0.8)	0.3	NM	0.3	0.6	(50)%
Net new flows	8.4	17.4	(52)%	11.6	31.7	(63)%
Reinvested distributions	2.7	2.1	29%	8.5	5.8	47%
Net flows	11.1	19.5	(43)%	20.1	37.5	(46)%
Distributions	(3.3)	(2.7)	22%	(10.6)	(7.2)	47%
Acquisitions	1.6	—	NM	1.6	—	NM
Appreciation and other	23.4	16.5	42%	47.5	33.1	44%
Ending AUM	$703.5	$586.8	20%	$703.5	$586.8	20%

Components of the change in our AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2011	$219.1	$77.0	$106.1	$71.4	$144.7	$45.9	$6.5	$670.7
Long-term sales	14.6	6.5	5.9	2.1	22.0	4.5	—	55.6
Long-term redemptions	(19.1)	(4.6)	(4.0)	(4.6)	(10.6)	(3.5)	—	(46.4)
Net exchanges	(0.2)	0.5	0.6	(1.0)	0.3	(0.4)	0.2	—
Net cash management	—	—	—	—	—	—	(0.8)	(0.8)
Net new flows	(4.7)	2.4	2.5	(3.5)	11.7	0.6	(0.6)	8.4
Reinvested distributions	0.2	—	0.8	0.5	0.9	0.3	—	2.7
Net flows	(4.5)	2.4	3.3	(3.0)	12.6	0.9	(0.6)	11.1
Distributions	(0.1)	—	(1.1)	(0.8)	(0.9)	(0.4)	—	(3.3)
Acquisitions	1.6	—	—	—	—	—	—	1.6
Appreciation (depreciation) and other	9.3	4.1	5.1	(0.1)	4.2	0.7	0.1	23.4
AUM at March 31, 2011	$225.4	$83.5	$113.4	$67.5	$160.6	$47.1	$6.0	$703.5

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2010	$189.5	$66.3	$104.0	$69.7	$77.5	$40.4	$6.1	$553.5
Long-term sales	11.7	3.0	4.1	3.6	20.3	3.7	—	46.4
Long-term redemptions	(11.9)	(3.2)	(3.1)	(2.3)	(5.9)	(2.9)	—	(29.3)
Net exchanges	(0.1)	—	—	—	0.8	—	(0.7)	—
Net cash management	—	—	—	—	—	—	0.3	0.3
Net new flows	(0.3)	(0.2)	1.0	1.3	15.2	0.8	(0.4)	17.4
Reinvested distributions	0.2	—	0.7	0.5	0.5	0.2	—	2.1
Net flows	(0.1)	(0.2)	1.7	1.8	15.7	1.0	(0.4)	19.5
Distributions	(0.1)	—	(1.0)	(0.8)	(0.5)	(0.3)	—	(2.7)
Appreciation and other	3.9	3.7	2.6	1.1	4.3	0.8	0.1	16.5
AUM at March 31, 2010	$193.2	$69.8	$107.3	$71.8	$97.0	$41.9	$5.8	$586.8

AUM increased $32.8 billion, or 5%, during the quarter ended March 31, 2011. Long-term sales reached a record high of $55.6 billion and were 20% higher than in the prior year, led by continued strength in taxable global/international fixed-income products and higher levels of equity product sales. Volatility in the markets and investor concerns about default risk with municipal bonds contributed to higher redemptions in all investment objectives than in the prior-year period. Long-term redemptions increased 58% in total and included losses of a few global equity institutional accounts during the quarter. Net new flows of $8.4 billion were driven by our global/international fixed-income products. Overall positive returns in global markets during the quarter, evidenced by increases in the MSCI World Index of 5% and the S&P 500 Index of 6%, resulted in market appreciation for all investment objectives with the exception of tax-free fixed income. The global/international equity objective also added $1.6 billion of AUM from acquisitions during the quarter.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	30.2	10.8	11.0	5.2	45.5	7.8	—	110.5
Long-term redemptions	(33.7)	(8.4)	(19.8)	(8.8)	(22.1)	(6.4)	—	(99.2)
Net exchanges	0.2	0.7	0.9	(1.9)	1.8	(0.6)	(1.1)	—
Net cash management	—	—	—	—	—	—	0.3	0.3
Net new flows	(3.3)	3.1	(7.9)	(5.5)	25.2	0.8	(0.8)	11.6
Reinvested distributions	1.8	1.1	1.9	1.0	2.1	0.6	—	8.5
Net flows	(1.5)	4.2	(6.0)	(4.5)	27.3	1.4	(0.8)	20.1
Distributions	(2.3)	(1.1)	(2.5)	(1.6)	(2.3)	(0.8)	—	(10.6)
Acquisitions	1.6	—	—	—	—	—	—	1.6
Appreciation (depreciation) and other	23.4	10.9	11.1	(4.1)	4.9	1.1	0.2	47.5
AUM at March 31, 2011	$225.4	$83.5	$113.4	$67.5	$160.6	$47.1	$6.0	$703.5

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2009	$183.1	$63.9	$98.2	$69.6	$63.3	$38.4	$6.9	$523.4
Long-term sales	22.8	5.5	8.5	7.3	37.1	7.4	—	88.6
Long-term redemptions	(24.5)	(6.3)	(5.8)	(4.5)	(11.3)	(5.1)	—	(57.5)
Net exchanges	(0.1)	(0.1)	—	(0.1)	2.1	—	(1.8)	—
Net cash management	—	—	—	—	—	—	0.6	0.6
Net new flows	(1.8)	(0.9)	2.7	2.7	27.9	2.3	(1.2)	31.7
Reinvested distributions	1.3	0.3	1.7	1.0	1.0	0.5	—	5.8
Net flows	(0.5)	(0.6)	4.4	3.7	28.9	2.8	(1.2)	37.5
Distributions	(1.3)	(0.4)	(2.3)	(1.6)	(1.0)	(0.6)	—	(7.2)
Appreciation and other	11.9	6.9	7.0	0.1	5.8	1.3	0.1	33.1
AUM at March 31, 2010	$193.2	$69.8	$107.3	$71.8	$97.0	$41.9	$5.8	$586.8

AUM increased $58.6 billion, or 9%, during the six months ended March 31, 2011. Long-term sales totaled $110.5 billion, a 25% increase over the prior year, led by growth in global/international fixed-income and equity products. Long-term redemptions increased 73%, with increases in all investment objectives, as a result of ongoing market volatility and investor concerns about default risk with municipal bonds. Redemptions included $12.0 billion from one institutional advisory account in the hybrid objective and losses of a few global equity institutional accounts. Net new flows of $11.6 billion were driven by our global/international fixed-income products. Overall positive returns in global markets during the six months, evidenced by increases in the MSCI World Index of 14% and the S&P 500 Index of 17%, resulted in market appreciation for all investment objectives with the exception of tax-free fixed income.

The simple monthly average mix of AUM by sales region is shown below. Growth in our international business reflects strong new flows in Europe and Asia.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in billions)	2011	2010		2011	2010
United States	$471.3	$411.3	15%	$463.4	$402.9	15%
Europe[1]	106.7	63.4	68%	101.8	60.5	68%
Asia-Pacific[2]	74.8	54.4	38%	72.6	52.3	39%
Canada	34.4	32.1	7%	33.7	31.6	7%
Total	$687.2	$561.2	22%	$671.5	$547.3	23%
__________________________

1 Europe sales region includes Middle East and Africa.
2 Asia-Pacific sales region includes Latin America and Australia.
Operating Revenues
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2011	2010		2011	2010
Investment management fees	$1,076.7	$836.1	29%	$2,117.6	$1,642.8	29%
Sales and distribution fees	587.2	496.8	18%	1,165.0	984.8	18%
Shareholder servicing fees	75.7	71.4	6%	147.8	140.9	5%
Other, net	10.0	8.8	14%	19.5	22.0	(11)%
Total Operating Revenues	$1,749.6	$1,413.1	24%	$3,449.9	$2,790.5	24%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided.
Investment management fees increased $240.6 million and $474.8 million for the three and six months ended March 31, 2011 from the same periods in the prior fiscal year primarily due to 22% and 23% increases in simple monthly average AUM and higher effective management fee rates. The increases in simple monthly average AUM were driven primarily by market appreciation across all investment objectives, as improved market conditions led to significant valuation increases, and net new flows primarily from higher sales of fixed-income products. The effective management fee rate (investment management fees divided by simple monthly average AUM) increased to 0.627% and 0.631% for the three and six months ended March 31, 2011 from 0.596% and 0.600% for the same periods in the prior fiscal year. The increases were primarily due to higher levels and relative weighting of non-U.S. AUM. Generally, investment management fees earned on international products are higher than fees earned on U.S. products as they include fees to offset higher distribution costs. Performance-based investment management fees were not material for the three and six months ended March 31, 2011 and 2010.
Our product offerings and global operations are diverse. As such, the impact of future changes in the market value of AUM on investment management fees will be affected by the relative mix of investment objective, geographic region, distribution channel and investment vehicle of the assets.
Sales and Distribution Fees
We earn fees from the sale of certain classes of sponsored investment products on which investors pay a commission at the time of purchase (“commissionable sales”). Sales commissions are reduced or eliminated on some share classes and for some sale transactions depending upon the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (the “Rule 12b-1 Plans”). The Rule 12b-1 Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Rule 12b-1 Plans' limitations on amounts. The individual Rule 12b-1 Plans set a percentage limit for Rule 12b-1 expenses based on average daily net AUM of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds where, generally, the distributor of the funds in the local market arranges for and pays commissions.
We pay a significant portion of sales and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of sales, distribution and marketing expenses below.
Overall, sales and distribution fees increased $90.4 million and $180.2 million for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year. Sales fees increased 2% to $186.5 million for the three-month period despite a 2% decrease in commissionable sales primarily due to a higher mix of equity product sales. Sales fees increased 4% to $378.4 million for the six-month period primarily due to a 2% increase in commissionable sales and a higher mix of equity product sales. Commissionable sales of equity products typically generate higher sales fees than fixed-income products.
Distribution fees were $400.7 million and $786.6 million for the three and six months ended March 31, 2011, increasing 28% and 27% over the prior year periods primarily due to 22% and 23% increases in simple monthly average AUM and higher relative mixes of international AUM as discussed above in the “Investment Management Fees” section.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable.
Shareholder servicing fees increased $4.3 million and $6.9 million for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year. The increases were primarily due to $3.1 million and $4.0 million increases in Europe resulting from 19% increases in simple monthly average billable shareholder accounts in both periods and a change in related fee structures during the current quarter. Shareholder servicing fees increased by $0.9 million and $2.0 million in the U.S. mainly due to 4% and 3% increases in simple monthly average billable shareholder accounts.
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
Other, net revenue increased $1.2 million for the three months ended March 31, 2011 primarily due to a $0.7 million decrease in provision for loan losses and $0.6 million of unrealized losses on residual interests from securitization transactions recognized in the prior year. Other, net revenue decreased $2.5 million for the six months ended March 31, 2011 primarily due to $1.9 million of interest income recognized in the prior year related to retained interests from securitizations that were subsequently sold and a $1.1 million increase in provision for loan losses, mainly resulting from the consolidation of securitization trusts during the current year.
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

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2011	2010		2011	2010
Sales, distribution and marketing	$677.0	$557.4	21%	$1,324.1	$1,093.0	21%
Compensation and benefits	315.8	271.1	16%	608.2	525.4	16%
Information systems and technology	41.4	39.8	4%	81.8	77.8	5%
Occupancy	32.7	29.8	10%	63.6	60.4	5%
General, administrative and other	53.2	53.9	(1)%	83.5	105.8	(21)%
Total Operating Expenses	$1,120.1	$952.0	18%	$2,161.2	$1,862.4	16%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our sponsored investment products, including marketing support services. These payments are generally determined as percentages of either AUM or sales. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares.
Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2011	2010		2011	2010
Asset-based expenses	$471.3	$342.9	37%	$904.8	$668.2	35%
Sales-based expenses	165.3	168.2	(2)%	336.7	332.0	1%
Amortization of deferred sales commissions	40.4	46.3	(13)%	82.6	92.8	(11)%
Sales, Distribution and Marketing	$677.0	$557.4	21%	$1,324.1	$1,093.0	21%
Asset-based expenses increased $128.4 million and $236.6 million for the three and six months ended March 31, 2011 from the same periods in the prior fiscal year primarily due to $94.3 million and $177.4 million increases in distribution expenses on international products resulting from 44% increases in simple monthly average international AUM in both periods. Distribution expenses on U.S. products increased $32.8 million and $56.1 million resulting from 15% increases in simple monthly average U.S. AUM in both periods. Distribution expenses, which are typically higher for international products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $2.9 million for the three-month period primarily due to a 2% decrease in commissionable sales and increased $4.7 million for the six-month period primarily due to a 2% increase in commissionable sales. Amortization of deferred sales commissions decreased $5.9 million and $10.2 million primarily due to $8.1 million and $19.3 million decreases related to U.S. Class B shares as the asset balances decline, partially offset by $1.9 million and $9.4 million increases related to higher sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders.
Compensation and Benefits
Compensation and benefit expenses increased $44.7 million and $82.8 million for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $17.0 million and $41.3 million, mainly due to higher bonus expense based on our performance. Salaries, wages and benefits increased $23.9 million and $40.3 million, primarily due to $12.8 million and $20.2 million increases in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2010, as well as increases of $6.3 million and $10.1 million in 401(k) plan matching contributions and $2.0 million and $5.8 million in health insurance costs. At March 31, 2011, our global workforce had increased to approximately 8,100 employees from approximately 7,800 employees at March 31, 2010.
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

Information Systems and Technology
Information systems and technology costs increased $1.6 million and $4.0 million for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year primarily due to higher investments in strategic technology projects for operational and regulatory purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010
Net carrying value at beginning of period	$59.5	$60.8	$63.9	$65.2
Additions during period, net of disposals	7.8	4.6	12.8	8.4
Amortization during period	(9.1)	(8.5)	(18.5)	(16.7)
Net Carrying Value at End of Period	$58.2	$56.9	$58.2	$56.9
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs increased $2.9 million and $3.2 million for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year primarily due to ongoing facility improvements.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses. General, administrative and other operating expenses decreased $0.7 million and $22.3 million for the three and six months ended March 31, 2011 from the same periods in the prior fiscal year primarily due to $12.0 million and $38.5 million of net insurance recoveries for losses incurred in prior years, partially offset by $3.3 million and $8.0 million increases in fund administration services and shareholder servicing fees resulting from higher average AUM. The decreases were also partially offset by increases of $3.3 million and $4.6 million of travel and entertainment costs and $2.9 million and $4.6 million of advertising and sales and promotion expenses resulting from higher levels of business activity.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
Other Income (Expenses)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2011	2010	2011	2010
Consolidated sponsored investment products gains, net	$9.7	$5.7	$9.0	$20.7
Investment and other income, net	47.7	42.5	94.7	75.5
Interest expense	(8.3)	(1.0)	(16.2)	(1.7)
Other Income, Net	$49.1	$47.2	$87.5	$94.5
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
Total other income (expenses) increased $1.9 million for the three months ended March 31, 2011 as compared to the same period in the prior fiscal year as various factors produced offsetting gains and losses. Higher market valuations resulted in a $27.0 million increase in net realized gains on sales of available-for-sale investment securities and a $6.4 million increase in income from equity method investees. Higher market valuations, partially offset by fewer funds consolidated in the current year, also resulted in a $4.0 million increase in net realized gains from securities held by our consolidated sponsored investment products. These gains were partially offset by $9.6 million of net foreign exchange losses primarily resulting from unrealized losses due to the strengthened Euro during the current year versus $6.0 million of gains in the prior year. In addition, net gains from trading investment securities decreased $6.9 million, of which $2.7 million related to prior year gains on residual interests from securitization transactions, which were recognized as trading securities prior to implementation of new accounting guidance related to consolidation of VIEs in the current year. The new accounting guidance also resulted in recognition of $5.8 million of net losses in the current quarter from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”). Interest expense increased $7.3 million primarily due to $7.8 million related to $900 million of long-term debt issued in May 2010.
Total other income (expenses) decreased $7.0 million for the six months ended March 31, 2011 due to various losses and expenses partially offset by market valuation gains. Net losses of $14.9 million from the changes in fair value of the assets and liabilities of consolidated CLOs were recognized in the current year as a result of the new consolidation accounting guidance. Interest expense increased $14.5 million primarily due to $15.6 million related to the $900 million of long-term debt issued in May 2010, and net gains from securities held by our consolidated sponsored investment products decreased $11.7 million resulting from the consolidation of fewer funds in the current year, partially offset by higher market valuations. In addition, net foreign exchange losses of $8.7 million primarily resulting from unrealized losses due to the strengthened Euro were recognized during the current year versus $4.6 million of gains in the prior year. Net gains on trading investment securities decreased $17.8 million, of which $12.0 million related to prior year gains on residual interests from securitization transactions, which were recognized as trading securities prior to the implementation of the new accounting guidance. Lower valuations on certain investments resulted in a $12.1 million increase in other-than-temporary impairments on available-for-sale and other equity investments. Higher market valuations resulted in a $51.8 million increase in net realized gains on sale of available-for-sale investment securities and a $26.1 million increase in income from equity method investees.
Our investments in sponsored investment products include initial cash investments made in the course of launching mutual fund and other investment product offerings; as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our sponsored investment product investments.
Taxes on Income
As a multi-national corporation, we provide investment management and related services to a wide range of international sponsored investment products, often managed from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income (primarily from our investment management and related services business) subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 26.97% and 28.38% for the three and six months ended March 31, 2011, as compared to 29.50% and 29.99% for the same periods in the prior fiscal year. The decreases were primarily due to a favorable international tax ruling, an increase in our forecasted foreign earnings in lower tax jurisdictions and statute expirations for various states.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and earnings.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key financial data relating to our cash flows and uses of capital.

	Six Months Ended March 31,
(in millions)	2011	2010
Cash Flow Data
Operating cash flows	$488.3	$696.4
Investing cash flows	553.7	(31.0)
Financing cash flows	(513.8)	(734.0)
Net cash provided by operating activities decreased during the six months ended March 31, 2011 as compared to the same period in the prior fiscal year, despite an increase in net income, due to higher purchases of trading securities and payments of income taxes and accrued compensation and benefits. Net cash provided by investing activities increased mainly due to higher liquidations of investments, net of purchases. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock, substantially offset by a decrease in commercial paper due to issuances in the prior fiscal year, repayment of debt by consolidated VIEs and higher repurchases of our common stock.

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
The following table summarizes certain key balance sheet data relating to our liquidity and debt.

(in millions)	March 31, 2011	September 30, 2010
Assets
Cash and cash equivalents	$4,549.4	$4,123.7
Receivables	793.2	684.2
Investments	2,044.1	1,876.2
Total liquid assets	$7,386.7	$6,684.1
Liabilities
Debt
Commercial paper	$30.0	$30.0
Federal Home Loan Bank advances	51.0	51.0
Long-term debt	899.0	898.9
Total debt	$980.0	$979.9
Liquidity
Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale, investments in equity method investees consisting of mutual fund sponsored investment products, and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at March 31, 2011 increased primarily due to net cash provided by investing and operating activities, partially offset by net cash used in financing activities. At March 31, 2011, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 45% and 55%, as compared to approximately 49% and 51% at September 30, 2010.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.
In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. As of March 31, 2011, we were in compliance with the covenants of the notes.
The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At March 31, 2011, we had $51.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.62% at March 31, 2011 and are subject to collateralization requirements.
At March 31, 2011, we had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program and $15.5 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $127.3 million available through the secured Federal Reserve Bank short-term discount window and $49.1 million available in secured FHLB short-term borrowing capacity.
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
On March 15, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share which was payable on April 15, 2011 to stockholders of record on March 31, 2011.
In January 2011, we acquired all of the outstanding shares of Rensburg Fund Management Limited, a specialist U.K. equity manager, for $72.4 million in cash.
In December 2010, we purchased an office building in Fort Lauderdale, Florida for $29.7 million in cash to be used for business operations.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2011, we repurchased 1.8 million and 3.5 million shares of our common stock at a cost of $215.0 million and $413.5 million. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2011, approximately 9.5 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2010. At March 31, 2011, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2010, with the exception of the impact resulting from the adoption of new consolidation guidance. See Note 2 – New Accounting Guidance, Note 6 – Variable Interest Entities, and Note 10 – Debt, in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for further discussion.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2011 and September 30, 2010, we held cash of approximately $140.5 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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

Level 3 assets and liabilities represented approximately 0.5% of total assets measured at fair value and 7.9% of total liabilities measured at fair value at March 31, 2011. Transfers into and out of Level 3 during the six months ended March 31, 2011 were immaterial.
The following is a description of new significant assets and liabilities measured at fair value resulting from the adoption of new accounting guidance as of October 1, 2010, the fair values methodologies used, and the fair value hierarchy level.
Investments and long-term debt of consolidated VIEs. The fair values of investments and debt held by consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes and classified as Level 2. The VIEs also issued debt that is classified as Level 3 because its fair value is determined using unobservable inputs. In these instances, we employ a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, we utilize an income-based approach which considers the net present value of the instrument . A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.
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
We test definite-lived intangible assets for impairment quarterly. As of March 31, 2011, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 38% and 33%, respectively. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. We estimated the future undiscounted cash flows for all definite-lived intangible assets using AUM growth rates ranging from -6.4% to 6.0% depending on the type of management contracts. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of March 31, 2011, a decline in the related AUM of over 2,000 basis points could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.
While we believe that our impairment tests and the assumptions used to estimate fair value are reasonable and appropriate, if the assumptions used in our estimates of fair value change in the future, we may be required to record impairment charges or otherwise accelerate amortization expense.
Revenues
We recognize investment management fees, shareholder servicing fees and distribution fees as earned over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. We recognize sales commissions related to the sale of shares of our sponsored investment products on the trade date. Investment management fees are generally determined based on a percentage of AUM, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced, while distribution fees are generally based on a percentage of AUM.
AUM is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each asset type. As of March 31, 2011, approximately 2.9% of total AUM is valued based on significant unobservable inputs. The pricing of the securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.
As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM. While recent economic conditions have increased market price volatility, the fair value of the majority of the securities held by the sponsored investment products continues to be derived from readily available market price quotations.

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
As a multi-national corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or contractual repatriation restrictions or contractual repatriation requirements, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and U.K. consolidated subsidiaries. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of March 31, 2011 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.
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
The variable interests that we have in investment entity VIEs, other than CLOs, generally consist of our equity ownership interest in and investment management and related service fees earned from these VIEs. We use expected cash flow scenarios to determine if our investment management and related service fees and/or equity ownership interests provide us with a majority of the VIE’s expected losses or residual returns. Based on our evaluation, we determined we were not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the six months ended March 31, 2011.
We provide collateral management services to CLOs which are considered VIEs. These CLOs are asset-backed financing entities collateralized by a pool of assets, primarily corporate loans and, to a lesser extent, high-yield bonds. We generally earn management fees in the form of senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, we hold equity interests in certain of these investment vehicles. We determined that we are the primary beneficiary of the CLOs as we have the power to direct the activities that most significantly impact the CLOs’ economic performance in our role as collateral manager and hold a variable interest for which we have the right to receive benefits that could potentially be significant to the CLOs.
In previous years we entered into automobile loan securitization transactions with securitization trusts, which then issued asset-backed securities to private investors. We retained certain interests as part of the securitization transactions, which consist of interest-only strips receivable and cash on deposit. We also retained servicing responsibilities for the securitization trusts and receive annual servicing fees. Our services primarily consist of the management, service and administration of the loans, collection and posting of payments, and maintenance of accounts for the benefit of, and making distributions to, the holders of the asset-

backed securities. We determined that we are the primary beneficiary of the securitization trusts as we have the power to direct the activities that most significantly impact the securitization trusts’ economic performance in our role as servicer and hold a variable interest for which we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the securitization trusts. The securitization trusts were not subject to consolidation under the accounting guidance in effect prior to October 1, 2010.
Our evaluation of whether we qualify as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The key estimates and assumptions used in our analyses may include the amount of AUM, investment management and related service fee rates, the life of the investment product, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs and securitization trusts are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or the right to receive benefits from VIEs that could potentially be significant to the VIEs.
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
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

RISK FACTORS
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption. Although global market conditions have shown stabilization and improvement, the decline in global market conditions has in the past resulted in significant decreases in our AUM, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive the majority of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war, terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of AUM and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act, as well as other legislative and regulatory changes, is expected to impose additional requirements, restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that any changes in regulation would have on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation are adopted.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. To the extent operations or trading in our securities take place outside the U.S., we are subject to regulation by non-U.S. regulations and regulators, such as the U.K. Financial Services Authority, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act of 1940, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.
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

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our AUM, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act of 1940, which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, certain proposals for fundamental U.S. international tax reform, if enacted, could increase the amount of taxes we are required to pay and have a significant adverse impact on our future results of operations and profitability.
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

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations required to be adopted under the Reform Act as well as regulations under consideration outside the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and the loss of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage, and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new asset management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our revenues and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, consolidations in the broker/dealer industry could adversely impact our revenues and earnings. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, related revenues and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America, Middle East and Africa. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with international AUM than with U.S. AUM. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
Poor investment performance of our products could affect our sales or reduce the level of AUM, potentially negatively impacting our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management and related services business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income.
We could suffer losses in earnings or revenue if our reputation is harmed. Our reputation is important to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of AUM and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations, or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations, and governmental or regulatory investigations or examinations that have been inactive could become active. In addition, we may be named in litigation. We may be obligated, and under our certificate of incorporation and by-laws and our standard form of indemnification agreement with certain directors in some instances, we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
Our ability to meet cash needs depends upon certain factors, including the market value of our assets, operating cash flows and our perceived creditworthiness. Our ability to meet anticipated cash needs depends upon factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. If we are unable to obtain funds and financing, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and have an adverse affect on investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to obtain funds and financing, or access the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted.
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
We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries' earnings and business considerations.

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
We are also exposed to market risk through our investment management and distribution fees, which are generally calculated as a percentage of the market value of AUM. Changes in equity market prices, interest rates, credit spreads, foreign exchange rates, or a combination of these factors could cause the value of AUM to decline, which would result in lower investment management and distribution fees.
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
As of March 31, 2011, we have considered the potential impact of a 200 basis point movement in market interest rates on our interest-earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee, and Canadian Dollar. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at March 31, 2011. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 3% of the total cash and cash equivalents and investments at March 31, 2011. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at March 31, 2011.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$777,837	$855,621	$700,053
Investment securities, available-for-sale	887,872	976,659	799,085
Investments of consolidated VIEs, at fair value	45,359	49,895	40,823
Total current assets	$1,711,068	$1,882,175	$1,539,961
Banking/Finance Assets
Investment securities, available-for-sale	$330,181	$363,199	$297,163
Non-Current Assets
Investments of consolidated VIEs, at fair value	$931,948	$1,025,143	$838,753
Total Assets	$2,973,197	$3,270,517	$2,675,877
Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$47,673	$52,440	$42,906
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	$886,166	$974,783	$797,549
Total Liabilities	$933,839	$1,027,223	$840,455
To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).
Our cash, cash equivalents and investments portfolio by investment objective at March 31, 2011 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$4,668,443	56%	$—	—%
Investment Securities
Equity
Global/international	315,754	4%	126,884	16%
United States	36,173	—%	1,780	1%
Total equity	351,927	4%	128,664	17%
Hybrid	32,395	—%	—	—%
Fixed-Income
Tax-free	102,484	1%	—	—%
Taxable
Global/international	624,809	7%	248,683	32%
United States	1,861,582	23%	400,490	51%
Total fixed-income	2,588,875	31%	649,173	83%
Total Investment Securities	2,973,197	35%	777,837	100%
Other Investments	754,332	9%	—	—%
Total Cash and Cash Equivalents and Investments	$8,395,972	100%	$777,837	100%
Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $247.3 million at March 31, 2011, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities.

Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.
Investments categorized as other investments in the table above include $636.3 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended March 31, 2011.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	245,900	$111.39	245,900	11,016,099
February 2011	754,099	$125.30	754,099	10,262,000
March 2011	775,600	$120.06	775,600	9,486,400
Total	1,775,599		1,775,599
Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2011, approximately 9.5 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 10.1
Registrant's 2002 Universal Stock Inventive Plan (as amended and restated effective March 15, 2011), incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 17, 2011 (File No. 001-09318).*

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

 ____________________________________
*    Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	May 3, 2011	By:	/S/ KENNETH A. LEWIS
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

Exhibit 10.1
Registrant's 2002 Universal Stock Inventive Plan (as amended and restated effective March 15, 2011), incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 17, 2011 (File No. 001-09318).*

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

  ____________________________________
*    Compensatory Plan or Arrangement