Form 10-Q
period 2011-06-30
FRANKLIN RESOURCES INC
filed 2011-08-02
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Outstanding: 220,537,173 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 25, 2011.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Operating Revenues
Investment management fees	$1,142,846	$915,866	$3,260,440	$2,558,607
Sales and distribution fees	620,261	529,313	1,785,236	1,514,147
Shareholder servicing fees	77,520	72,976	225,325	213,895
Other, net	12,406	15,916	31,908	37,946
Total operating revenues	1,853,033	1,534,071	5,302,909	4,324,595
Operating Expenses
Sales, distribution and marketing	719,311	590,876	2,043,399	1,683,867
Compensation and benefits	313,592	280,333	921,796	805,686
Information systems and technology	41,266	40,156	123,110	117,968
Occupancy	32,112	35,862	95,683	96,268
General, administrative and other	64,055	65,280	147,508	171,130
Total operating expenses	1,170,336	1,012,507	3,331,496	2,874,919
Operating Income	682,697	521,564	1,971,413	1,449,676
Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	5,395	(14,670)	14,427	6,071
Investment and other income (losses), net	9,108	(7,262)	103,855	68,204
Interest expense	(10,056)	(4,836)	(26,315)	(6,514)
Other income (expenses), net	4,447	(26,768)	91,967	67,761
Income before taxes	687,144	494,796	2,063,380	1,517,437
Taxes on income	208,944	135,113	599,498	441,795
Net income	478,200	359,683	1,463,882	1,075,642
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(24,575)	180	(44,029)	600
Redeemable noncontrolling interests	(572)	(992)	307	2,259
Net Income Attributable to Franklin Resources, Inc.	$503,347	$360,495	$1,507,604	$1,072,783
Earnings per Share
Basic	$2.27	$1.59	$6.76	$4.70
Diluted	2.26	1.58	6.73	4.68
Dividends per Share	$0.25	$0.22	$0.75	$3.66
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	June 30, 2011	September 30, 2010
Assets
Current Assets
Cash and cash equivalents	$4,481,196	$3,985,312
Cash and cash equivalents of consolidated variable interest entities	77,892	—
Receivables	840,370	684,223
Receivables of consolidated variable interest entities, at fair value	56,305	—
Investment securities, trading	907,827	361,396
Investment securities, available-for-sale	1,032,645	1,114,637
Investments of consolidated variable interest entities, at fair value	34,705	—
Investments in equity method investees and other	17,661	91,866
Deferred taxes	108,656	89,242
Prepaid expenses and other	28,640	36,117
Total current assets	7,585,897	6,362,793
Banking/Finance Assets
Cash and cash equivalents	160,901	138,404
Investment securities, trading	—	23,362
Investment securities, available-for-sale	360,422	408,239
Loans receivable, net	429,219	374,886
Loans receivable of consolidated variable interest entities, net	186,617	—
Other	37,608	16,303
Total banking/finance assets	1,174,767	961,194
Non-Current Assets
Investments of consolidated variable interest entities, at fair value	899,644	—
Investments in equity method investees and other	715,451	702,634
Property and equipment, net	563,921	548,956
Goodwill	1,481,955	1,444,269
Other intangible assets, net	611,618	562,360
Other	117,746	125,882
Total non-current assets	4,390,335	3,384,101
Total Assets	$13,150,999	$10,708,088
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in thousands, except per share data)	June 30, 2011	September 30, 2010
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$375,085	$330,879
Commercial paper	29,999	29,997
Current maturities of long-term debt of consolidated variable interest entities, at fair value	50,695	—
Accounts payable, accrued expenses and other	247,410	244,203
Other liabilities of consolidated variable interest entities, at fair value	79,546	—
Commissions	392,515	302,366
Income taxes	105,405	99,197
Total current liabilities	1,280,655	1,006,642
Banking/Finance Liabilities
Deposits	689,299	655,748
Long-term debt of consolidated variable interest entities	204,009	—
Federal Home Loan Bank advances	49,000	51,000
Other	2,071	16,745
Total banking/finance liabilities	944,379	723,493
Non-Current Liabilities
Long-term debt	899,106	898,903
Long-term debt of consolidated variable interest entities, at fair value	877,187	—
Deferred taxes	254,747	237,810
Other	96,328	91,261
Total non-current liabilities	2,127,368	1,227,974
Total liabilities	4,352,402	2,958,109
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	35,161	19,533
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 220,425,607 and 224,007,674 shares issued and outstanding, at June 30, 2011 and September 30, 2010	22,043	22,401
Retained earnings	8,373,938	7,530,877
Appropriated retained earnings of consolidated variable interest entities	59,538	—
Accumulated other comprehensive income	230,980	173,716
Total Franklin Resources, Inc. stockholders’ equity	8,686,499	7,726,994
Nonredeemable noncontrolling interests	76,937	3,452
Total stockholders’ equity	8,763,436	7,730,446
Total Liabilities and Stockholders’ Equity	$13,150,999	$10,708,088
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended June 30,
(in thousands)	2011	2010
Net Income	$1,463,882	$1,075,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,765	200,804
Stock-based compensation	67,267	62,708
Excess tax benefit from stock-based compensation	(13,911)	(11,035)
Net gains on sale of assets	(64,839)	(13,887)
Equity in net (income) losses of affiliated companies	(59,243)	20,438
Provision for loan losses	4,181	2,722
Other-than-temporary impairment of investments	13,606	1,463
Net losses of consolidated variable interest entities	43,226	—
Deferred income taxes	(3,471)	(1,998)
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(222,922)	(239,930)
Increase in trading securities, net	(539,297)	(122,314)
Increase in income taxes payable	18,999	51,670
Increase in commissions payable	88,476	59,840
(Decrease) increase in other liabilities	(8,466)	176,682
Increase in accrued compensation and benefits	39,346	77,132
Net cash provided by operating activities	1,008,599	1,339,937
Purchase of investments	(278,833)	(586,152)
Purchase of investments by consolidated variable interest entities	(817,282)	—
Liquidation of investments	521,193	550,271
Liquidation of investments by consolidated variable interest entities	991,256	—
Purchase of banking/finance investments	(41,794)	(20,000)
Liquidation of banking/finance investments	88,092	160,481
Increase in loans receivable, net	(56,252)	(60,987)
Decrease in loans receivable held by consolidated variable interest entities, net	123,223	—
Additions of property and equipment, net	(84,716)	(52,987)
Acquisitions of subsidiaries, net of cash acquired	(58,067)	—
Cash and cash equivalents recognized due to adoption of new consolidation guidance	45,841	—
Net cash provided by (used in) investing activities	432,661	(9,374)
Increase in deposits	33,551	5,212
Issuance of common stock	35,964	28,365
Dividends paid on common stock	(161,193)	(833,893)
Repurchase of common stock	(617,103)	(503,762)
Excess tax benefit from stock-based compensation	13,911	11,035
Decrease in commercial paper, net	(39)	(64,510)
Proceeds from issuance of debt	—	952,036
Payments on debt	—	(66,000)
Payments on debt by consolidated variable interest entities	(259,592)	—
Noncontrolling interests	84,742	56,897
Net cash used in financing activities	$(869,759)	$(414,620)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2011	2010
Effect of exchange rate changes on cash and cash equivalents	$24,772	$(29,772)
Increase in cash and cash equivalents	596,273	886,171
Cash and cash equivalents, beginning of period	4,123,716	3,104,451
Cash and Cash Equivalents, End of Period	$4,719,989	$3,990,622

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,985,312	$2,982,539
Banking/finance assets	138,404	121,912
Total	$4,123,716	$3,104,451
Cash and cash equivalents, end of period
Current assets	$4,481,196	$3,859,467
Current assets of consolidated variable interest entities	77,892	—
Banking/finance assets	160,901	131,155
Total	$4,719,989	$3,990,622

Supplemental Disclosure of Non-Cash Information
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(1,674)	$(94,940)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	60,760	—
Increase in receivables of consolidated variable interest entities related to investment trades pending settlement	57,111	—
Increase in other liabilities of consolidated variable interest entities related to investment trades pending settlement	(78,328)	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$586,033	$383,210
Cash paid for interest	37,445	5,601
Cash paid for interest by consolidated variable interest entities	35,604	—
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2010. Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2011.
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
The following table presents the effects of the changes in the presentation of operating expenses to the Company’s previously-reported condensed consolidated statement of income:

(in thousands)	Three Months Ended June 30, 2010			Nine Months Ended June 30, 2010
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating Expenses
Underwriting and distribution	$519,607	$(519,607)	$—	$1,473,657	$(1,473,657)	$—
Sales, distribution and marketing	—	590,876	590,876	—	1,683,867	1,683,867
Compensation and benefits	280,333	—	280,333	805,686	—	805,686
Information systems, technology and occupancy	76,018	(76,018)	—	214,236	(214,236)	—
Information systems and technology	—	40,156	40,156	—	117,968	117,968
Occupancy	—	35,862	35,862	—	96,268	96,268
Advertising and promotion	37,976	(37,976)	—	110,945	(110,945)	—
Amortization of deferred sales commissions	50,121	(50,121)	—	142,949	(142,949)	—
Other	48,452	(48,452)	—	127,446	(127,446)	—
General, administrative and other	—	65,280	65,280	—	171,130	171,130
Total operating expenses	$1,012,507	$—	$1,012,507	$2,874,919	$—	$2,874,919

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
Note 3 – Acquisition
On January 18, 2011, the Company acquired all of the outstanding shares of Rensburg Fund Management Limited (“Rensburg”), a specialist U.K. equity manager, for a purchase consideration of $72.4 million in cash. The purchase price was allocated $10.2 million to tangible net assets, $52.6 million to indefinite-lived intangible assets, $14.0 million to deferred tax liabilities and $23.6 million to goodwill. The indefinite-lived intangible assets relate to management contracts. At acquisition date, Rensburg had approximately $1.5 billion in assets under management (“AUM”) relating to various U.K. unit trusts.
The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying condensed consolidated statements of income would not have been materially different.
Note 4 – Stockholders' Equity, Redeemable Noncontrolling Interests and Comprehensive Income
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2011
Balance at October 1, 2010	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance	106,601		106,601
Net income (loss)	1,507,604	(44,029)	1,463,575	307
Net loss reclassified to appropriated retained earnings	(46,294)	46,294	—
Other comprehensive income
Net unrealized losses on investments, net of tax	(5,354)		(5,354)
Currency translation adjustments	63,096		63,096
Net unrealized gains on defined benefit plans, net of tax	232		232
Cash dividends on common stock	(166,856)		(166,856)
Repurchase of common stock	(617,103)		(617,103)
Noncontrolling interests
Net subscriptions		70,471	70,471	16,995
Purchase of noncontrolling equity interest	(3,473)	749	(2,724)
Net deconsolidation of certain sponsored investment products		—	—	(1,674)
Other [1]	121,052		121,052
Balance at June 30, 2011	$8,686,499	$76,937	$8,763,436	$35,161
_____________________
1   Primarily relates to stock-based compensation plans.

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2010
Balance at October 1, 2009	$7,632,173	$2,262	$7,634,435	$65,126
Net income	1,072,783	600	1,073,383	2,259
Other comprehensive income
Net unrealized gains on investments, net of tax	2,738		2,738
Currency translation adjustments	(46,568)		(46,568)
Net unrealized losses on defined benefit plans, net of tax	(263)		(263)
Cash dividends on common stock	(836,773)		(836,773)
Repurchase of common stock	(503,762)		(503,762)
Noncontrolling interests
Net deconsolidation of certain sponsored investment products		—	—	(94,940)
Net subscriptions		547	547	56,350
Other [1]	106,174		106,174
Balance at June 30, 2010	$7,426,502	$3,409	$7,429,911	$28,795
_____________________
1   Primarily relates to stock-based compensation plans.
The components of comprehensive income, including amounts attributable to noncontrolling interests, were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income	$478,200	$359,683	$1,463,882	$1,075,642
Net unrealized gains (losses) on investments, net of tax	7,678	(32,416)	(5,354)	2,738
Currency translation adjustments	17,771	(51,505)	63,096	(46,568)
Net unrealized gains (losses) on defined benefit plans, net of tax	—	(508)	232	(263)
Total comprehensive income	503,649	275,254	1,521,856	1,031,549
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(24,575)	180	(44,029)	600
Redeemable noncontrolling interests	(572)	(992)	307	2,259
Total Comprehensive Income Attributable to Franklin Resources, Inc.	$528,796	$276,066	$1,565,578	$1,028,690
During the three and nine months ended June 30, 2011, the Company repurchased 1.6 million and 5.1 million shares of its common stock at a cost of $203.6 million and $617.1 million under its stock repurchase program. In December 2010, the Company’s Board of Directors authorized the repurchase of up to 10.0 million additional shares of its common stock under the stock repurchase program. At June 30, 2011, approximately 7.9 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and nine months ended June 30, 2010, the Company repurchased 2.1 million and 4.9 million shares of its common stock at a cost of $212.3 million and $503.8 million. The stock repurchase program is not subject to an expiration date.

Note 5 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net Income Attributable to Franklin Resources, Inc.	$503,347	$360,495	$1,507,604	$1,072,783
Less: Allocation of earnings to participating nonvested stock and stock unit awards	2,887	2,016	7,638	5,976
Net Income Available to Common Stockholders	$500,460	$358,479	$1,499,966	$1,066,807

Weighted-average shares outstanding – basic	220,313	225,626	221,731	226,858
Effect of dilutive common stock options and non-participating nonvested stock unit awards	971	1,180	1,077	1,282
Weighted-Average Shares Outstanding – Diluted	221,284	226,806	222,808	228,140

Earnings per Share
Basic	$2.27	$1.59	$6.76	$4.70
Diluted	2.26	1.58	6.73	4.68
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were nil for the three and nine months ended June 30, 2011, and 0.4 million for the three and nine months ended June 30, 2010.
Note 6 – Variable Interest Entities
The Company consolidates VIEs for which it is considered the primary beneficiary. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.
The Company uses two different models for determining whether it is the primary beneficiary of VIEs. For all investment entities with the exception of CLOs, the Company is considered to be the primary beneficiary if it has the majority of the risks or rewards of ownership. For all other VIEs, including CLOs, the Company is considered to be the primary beneficiary if it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
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
The Company elected the fair value option for the financial assets and liabilities of the consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. During the three months ended June 30, 2011, the changes in fair values of the underlying assets and liabilities of the consolidated CLOs resulted in a $7.5 million net gain and $32.7 million net loss, for a combined net loss of $25.2 million. During the nine months ended June 30, 2011, the changes in fair value of the underlying assets and liabilities of the consolidated CLOs resulted in a $71.5 million net gain and $111.6 million net loss, for a combined net loss of $40.1 million. The net losses include interest income and expense and are recognized in investment and other income (losses), net in the condensed consolidated statements of income. The net losses attributable to third-party investors are reflected as net income (loss) attributable to nonredeemable noncontrolling interests in the condensed consolidated statements of income and appropriated retained earnings in the condensed consolidated balance sheets.
The following table presents the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the consolidated CLOs:

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of June 30, 2011
Unpaid principal balance	$948,442	$21,566	$1,090,993
Excess unpaid principal over fair value	(14,093)	(8,941)	(163,111)
Fair value	$934,349	$12,625	$927,882
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
The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)	June 30, 2011	September 30, 2010
Principal amount of loans
Loans receivable of consolidated VIEs[1]	$193,833	$319,976
Loans receivable	84,366	73,602
Total	$278,199	$393,578
Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs[1]	$4,195	$12,080
Loans receivable	1,398	2,825
Total	$5,593	$14,905
_____________________
1   Disclosed as securitized loans prior to the adoption of new consolidation guidance.

The Company has provided guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At June 30, 2011 and September 30, 2010, the maximum potential amounts of future payments related to these guarantees were $3.8 million and $6.2 million. During the nine months ended June 30, 2011 and 2010, the Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities.
The original amount of loans serviced for the securitization trusts that were still in existence at June 30, 2011 and September 30, 2010 totaled $1.5 billion and $1.8 billion. At June 30, 2011 and September 30, 2010, the securitization trusts had approximately 22,900 and 31,600 loans outstanding, with weighted-average annualized interest rates of 11.00% and 10.51%.
Other Investment Products
The Company’s VIEs also include certain sponsored investment products other than CLOs and certain other investment products (collectively “other investment products”). These VIEs include limited partnerships, limited liability companies, and joint ventures. The Company’s variable interests generally consist of its equity ownership in and its investment management and related services fees earned from the VIEs. Based on its evaluations, the Company determined it was not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the periods ended June 30, 2011 and 2010.
The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from the other investment products as recorded in the Company’s condensed consolidated balance sheets at June 30, 2011 and September 30, 2010 are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)	June 30, 2011	September 30, 2010
Current Assets
Receivables	$64,007	$63,813
Investment securities, available-for-sale	213,620	164,994
Investments in equity method investees and other	933	5,401
Total Current	278,560	234,208
Non-Current Assets
Investment securities, available-for-sale	—	845
Investments in equity method investees and other	648,832	636,548
Total Non-Current	648,832	637,393
Total	$927,392	$871,601
Total AUM of the other investment products in which the Company held a variable interest but was not the primary beneficiary was $54.1 billion at June 30, 2011 and $48.1 billion at September 30, 2010.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during the three and nine months ended June 30, 2011 and 2010.

Note 7 – Investments
Investments consisted of the following:

(in thousands)	June 30, 2011	September 30, 2010
Current
Investment securities, trading	$907,827	$361,396
Investment securities, available-for-sale
Sponsored investment products	960,200	1,032,602
Securities of U.S. states and political subdivisions	49,952	64,654
Securities of the U.S. Treasury and federal agencies	603	601
Other equity securities	21,890	16,780
Total investment securities, available-for-sale	1,032,645	1,114,637
Investments of consolidated VIEs, at fair value[1]	34,705	—
Investments in equity method investees and other	17,661	91,866
Total Current	$1,992,838	$1,567,899
Banking/Finance
Investment securities, trading	$—	$23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	319	835
Securities of the U.S. Treasury and federal agencies[2]	2,443	53,099
Corporate debt securities[3]	122,036	123,108
Mortgage-backed securities – agency residential[2]	235,534	231,046
Other equity securities	90	151
Total investment securities, available-for-sale	360,422	408,239
Total Banking/Finance	$360,422	$431,601
Non-Current
Investments of consolidated VIEs, at fair value[1]	$899,644	$—
Investments in equity method investees and other	715,451	702,634
Total Non-Current	$1,615,095	$702,634
 __________________________
1 See Note 6 – Variable Interest Entities.
2 Includes total U.S. government-sponsored enterprise obligations with fair values of $235.5 million and $281.7 million at June 30, 2011 and September 30, 2010.
3 Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.
At June 30, 2011 and September 30, 2010, current investment securities, trading included $330.2 million and $86.3 million of investments held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.
At June 30, 2011 and September 30, 2010, banking/finance segment investment securities with aggregate carrying amounts of $164.7 million and $196.7 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $63.9 million and $76.7 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $2.4 million and $3.5 million were pledged as collateral as required by federal and state regulators (see Note 10 – Debt). In addition, investment management and related services segment securities with aggregate carrying values of $7.3 million and $8.0 million were pledged as collateral at June 30, 2011 and September 30, 2010.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of June 30, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$838,798	$127,461	$(6,059)	$960,200
Securities of U.S. states and political subdivisions	48,560	1,719	(8)	50,271
Securities of the U.S. Treasury and federal agencies	3,037	9	—	3,046
Corporate debt securities	120,071	1,965	—	122,036
Mortgage-backed securities – agency residential	229,711	5,823	—	235,534
Other equity securities	21,892	416	(328)	21,980
Total	$1,262,069	$137,393	$(6,395)	$1,393,067

(in thousands)		Gross Unrealized
as of September 30, 2010	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$901,923	$138,105	$(7,426)	$1,032,602
Securities of U.S. states and political subdivisions	62,674	2,815	—	65,489
Securities of the U.S. Treasury and federal agencies	52,909	791	—	53,700
Corporate debt securities	120,159	2,949	—	123,108
Mortgage-backed securities – agency residential	225,443	5,603	—	231,046
Other equity securities	16,393	649	(111)	16,931
Total	$1,379,501	$150,912	$(7,537)	$1,522,876
The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $15.6 million and $43.6 million for the three and nine months ended June 30, 2011 and $(23.2) million and $15.6 million for the three and nine months ended June 30, 2010.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of June 30, 2011
Sponsored investment products	$37,501	$(6,029)	$4,844	$(30)	$42,345	$(6,059)
Securities of U.S. states and political subdivisions	2,938	(8)	—	—	2,938	(8)
Other equity securities	—	—	4,272	(328)	4,272	(328)
Total	$40,439	$(6,037)	$9,116	$(358)	$49,555	$(6,395)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2010
Sponsored investment products	$66,816	$(5,506)	$23,394	$(1,920)	$90,210	$(7,426)
Other equity securities	4,174	(108)	26	(3)	4,200	(111)
Total	$70,990	$(5,614)	$23,420	$(1,923)	$94,410	$(7,537)

The Company did not recognize any other-than-temporary impairment of investments for the three months ended June 30, 2011 and 2010. For the nine months ended June 30, 2011, the Company recognized $13.6 million of other-than-temporary impairment of investments, of which $7.3 million related to available-for-sale equity securities. Other-than-temporary impairment of investments for the nine months ended June 30, 2010 was $1.5 million, and related entirely to available-for-sale equity securities. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during the nine months ended June 30, 2011 and 2010.

At June 30, 2011, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$7,046	$7,146
Due after one year through five years	33,480	34,667
Due after five years through ten years	8,034	8,458
Total	$48,560	$50,271
Securities of the U.S. Treasury and federal agencies
Due in one year or less	$602	$603
Due after one year through five years	100	100
Due after ten years	2,335	2,343
Total	$3,037	$3,046
Corporate debt securities
Due in one year or less	$50,071	$50,584
Due after one year through five years	70,000	71,452
Total	$120,071	$122,036
Mortgage-backed securities – agency residential
Due after five years through ten years	$19,907	$21,624
Due after ten years	209,804	213,910
Total	$229,711	$235,534

Note 8 – Fair Value Measurements
The Company records substantially all of its investments at fair value or amounts that approximate fair value. There were no significant transfers between Level 1 and Level 2 for the nine months ended June 30, 2011.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
as of June 30, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$17,136	$60,756	$—	$77,892
Receivables of consolidated VIEs	—	56,305	—	56,305
Investment securities, trading	627,023	275,926	4,878	907,827
Investment securities, available-for-sale
Sponsored investment products	960,200	—	—	960,200
Securities of U.S. states and political subdivisions	—	49,952	—	49,952
Securities of the U.S. Treasury and federal agencies	—	603	—	603
Other equity securities	17,636	4,254	—	21,890
Investments of consolidated VIEs	—	34,705	—	34,705
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	319	—	319
Securities of the U.S. Treasury and federal agencies	—	2,443	—	2,443
Corporate debt securities	—	122,036	—	122,036
Mortgage-backed securities – agency residential	—	235,534	—	235,534
Other equity securities	—	—	90	90
Non-Current Assets
Investments of consolidated VIEs	—	897,759	1,885	899,644
Life settlement contracts	—	—	10,601	10,601
Total Assets Measured at Fair Value	$1,621,995	$1,740,592	$17,454	$3,380,041
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$50,695	$50,695
Other liabilities of consolidated VIEs	—	79,546	—	79,546
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	821,976	55,211	877,187
Total Liabilities Measured at Fair Value	$—	$901,522	$105,906	$1,007,428

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2010
Current Assets
Investment securities, trading	$263,444	$94,622	$3,330	$361,396
Investment securities, available-for-sale
Sponsored investment products	1,032,602	—	—	1,032,602
Securities of U.S. states and political subdivisions	—	64,654	—	64,654
Securities of the U.S. Treasury and federal agencies	—	601	—	601
Other equity securities	12,610	4,170	—	16,780
Banking/Finance Assets
Investment securities, trading	—	—	23,362	23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	835	—	835
Securities of the U.S. Treasury and federal agencies	—	53,099	—	53,099
Corporate debt securities	—	123,108	—	123,108
Mortgage-backed securities – agency residential	—	231,046	—	231,046
Other equity securities	—	—	151	151
Non-Current Assets
Life settlement contracts	—	—	9,214	9,214
Total Assets Measured at Fair Value	$1,308,656	$572,135	$36,057	$1,916,848

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
Investments and long-term debt of consolidated VIEs. The fair values of investments and debt held by consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. The VIEs also issued debt that is classified as Level 3 because its fair value is determined using significant unobservable inputs. In these instances, the Company employs a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, the Company utilizes an income-based valuation approach, which considers the net present value of anticipated future cash flows of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.
Receivables and other liabilities of consolidated VIEs primarily consist of investment trades pending settlement. The fair values of these receivables and liabilities are obtained from independent third-party broker or dealer quotes and they are classified as Level 2.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Investments of Consolidated VIEs		Other[1]		Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended June 30, 2011
Balance at April 1, 2011	$3,609		$1,826		$9,972		$15,407	$(85,264)
Total realized and unrealized gains (losses):
Included in consolidated sponsored investment products gains (losses), net	86		—		—		86	—
Included in investment and other income (losses), net	—		59		520		579	(19,512)
Purchases, sales and settlements, net	1,380		—		199		1,579	—
Transfers out of Level 3	(197)		—		—		(197)	—
Effect of exchange rate changes	—		—		—		—	(1,130)
Balance at June 30, 2011	$4,878		$1,885		$10,691		$17,454	$(105,906)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2011	$78	[2]	$59	[3]	$311	[3]	$448	$(19,512)	[3]
___________________________
1 Other primarily consists of life settlement contracts.
2 Included in consolidated sponsored investment products gains (losses), net.
3 Included in investment and other income (losses), net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions	Investments of Consolidated VIEs		Other[1]		Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the nine months ended June 30, 2011
Balance at October 1, 2010	$3,330		$23,362	$—		$9,365		$36,057	$—
Adjustment for adoption of new consolidation guidance	—		(23,362)	1,738		—		(21,624)	(71,382)
Total realized and unrealized gains (losses):
Included in consolidated sponsored investment products gains (losses), net	(1,030)		—	—		—		(1,030)	—
Included in investment and other income (losses), net	—		—	147		2,044		2,191	(43,815)
Purchases, sales and settlements, net	3,185		—	—		(718)		2,467	12,563
Transfers out of Level 3, net	(607)		—	—		—		(607)	—
Effect of exchange rate changes	—		—	—		—		—	(3,272)
Balance at June 30, 2011	$4,878		$—	$1,885		$10,691		$17,454	$(105,906)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2011	$521	[2]	$—	$147	[3]	$902	[3]	$1,570	$(43,815)	[3]
________________________
1 Other primarily consists of life settlement contracts.
2 Included in consolidated sponsored investment products gains (losses), net.
3 Included in investment and other income (losses), net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions		Other[1]		Total Level 3 Assets
for the three months ended June 30, 2010
Balance at April 1, 2010	$2,770		$31,504		$12,781		$47,055
Total realized and unrealized gains (losses):
Included in other, net revenue	—		3,144		—		3,144
Included in consolidated sponsored investment products gains (losses), net	5		—		—		5
Included in investment and other income (losses), net	—		—		646		646
Included in accumulated other comprehensive income	—		—		(315)		(315)
Purchases, sales and settlements, net	1,624		(10,097)		(4,590)		(13,063)
Transfers out of Level 3	(6)		—		—		(6)
Balance at June 30, 2010	$4,393		$24,551		$8,522		$37,466
Change in unrealized gains included in net income relating to assets held at June 30, 2010	$5	[2]	$3,144	[3]	$265	[4]	$3,414
___________________________
1 Other primarily consists of equity securities and life settlement contracts.
2 Included in consolidated sponsored investment products gains (losses), net.
3 Included in other, net revenue.
4 Included in investment and other income (losses), net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions		Other[1]		Total Level 3 Assets
for the nine months ended June 30, 2010
Balance at October 1, 2009	$2,053		$28,714		$11,228		$41,995
Total realized and unrealized gains (losses):
Included in other, net revenue	—		2,743		—		2,743
Included in consolidated sponsored investment products gains (losses), net	(269)		—		—		(269)
Included in investment and other income (losses), net	—		—		2,018		2,018
Included in accumulated other comprehensive income	—		—		(409)		(409)
Purchases, sales and settlements, net	2,615		(6,906)		(4,315)		(8,606)
Transfers out of Level 3	(6)		—		—		(6)
Balance at June 30, 2010	$4,393		$24,551		$8,522		$37,466
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2010	$(193)	[2]	$2,743	[3]	$1,221	[4]	$3,771
__________________________
1 Other primarily consists of equity securities and life settlement contracts.
2 Included in consolidated sponsored investment products gains, net.
3 Included in other, net revenue.
4 Included in investment and other income, net.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	June 30, 2011		September 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,642,097	$4,642,097	$4,123,716	$4,123,716
Other investments	52,740	58,767	53,081	48,366
Loans receivable, net	429,219	433,063	374,886	381,046
Loans receivable of consolidated VIEs, net	186,617	193,297	—	—
Financial Liabilities
Commercial paper	$29,999	$29,999	$29,997	$29,997
Deposits	689,299	691,407	655,748	660,371
Long-term debt of consolidated VIEs	204,009	206,925	—	—
FHLB advances	49,000	50,785	51,000	53,731
Long-term debt	899,106	928,818	898,903	955,080
Loans receivable of consolidated VIEs, net. The fair value is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions.
Long-term debt of consolidated VIEs. The fair value is estimated using independent third-party broker or dealer price quotes.

Note 9 – Loans and Allowance for Loan Losses
The following table summarizes the banking/finance segment loans receivable by major category:

(in thousands)	June 30, 2011	September 30, 2010
Commercial loans	$40,710	$36,471
Real estate mortgage loans	70,737	61,688
Installment loans[1]	469,794	257,460
Other	47,016	24,716
Total loans receivable	628,257	380,335
Less: allowance for loan losses	(12,421)	(5,449)
Total	$615,836	$374,886
 __________________________
1 Includes loans receivable of consolidated VIEs at June 30, 2011.
Installment loans primarily consist of automobile receivables and secured private banking loans to individuals. Other loans are mainly comprised of credit card receivables and overdraft receivables. The allowance for loan losses primarily relates to automobile receivables. No loan loss allowance is provided on secured private banking loans. For further discussion of the Company’s policy for allowance for loan losses, see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2010. At June 30, 2011 and September 30, 2010, loans receivable with aggregate carrying values of $43.6 million and $45.9 million were pledged as collateral for the ability to obtain FHLB advances.
Maturities of loans receivable at June 30, 2011 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$33,202	$2,644	$4,864	$40,710
Real estate mortgage loans	8,064	33	62,640	70,737
Installment loans[1]	216,301	169,722	83,771	469,794
Other	45,917	325	774	47,016
Total	$303,484	$172,724	$152,049	$628,257
__________________________
1 Includes loans receivable of consolidated VIEs.
 The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at June 30, 2011:

(in thousands)	Carrying Value
Loans at fixed interest rates	$251,287
Loans at floating or adjustable interest rates	73,486
Total	$324,773
Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$13,421	$6,700	$5,449	$7,026
Adjustment for adoption of new consolidation guidance	—	—	14,255	—
Provision for loan losses	578	262	4,181	2,722
Charge-offs	(3,169)	(1,653)	(17,282)	(5,373)
Recoveries	1,591	484	5,818	1,418
Balance, End of Period	$12,421	$5,793	$12,421	$5,793
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	0.25%	0.31%	1.73%	1.08%
Allowance for loan losses as a percentage of loans receivable	1.98%	1.53%	1.98%	1.53%

The following table summarizes the loans receivable by impairment methodology:

(in thousands)	June 30, 2011		June 30, 2010
	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$607,507	$20,750	$360,910	$16,574
Less: allowance for loan losses	(9,149)	(3,272)	(3,904)	(1,889)
Total	$598,358	$17,478	$357,006	$14,685
The following is a summary of non-accrual, past due and restructured loans:

(in thousands)	June 30, 2011	September 30, 2010
Non-accrual loans	$10,852	$5,305
Loans delinquent for 90 days or more	—	411
Loans modified in troubled debt restructurings	13,179	10,690
Interest income recognized for loans modified in troubled debt restructurings was not significant for the three and nine months ended June 30, 2011 and 2010.
Note 10 – Debt
Outstanding debt consisted of the following:

(in thousands)	June 30, 2011	Effective Interest Rate	September 30, 2010	Effective Interest Rate
Current
Commercial paper	$29,999	0.17%	$29,997	0.27%
Current maturities of long-term debt of consolidated VIEs, at fair value, due fiscal year 2012	50,695	7.64%	—	N/A
Total Current	80,694		29,997
Banking/Finance
Long-term debt of consolidated VIEs, due fiscal years 2013-2016	204,009	6.02%	—	N/A
FHLB advances	49,000	3.58%	51,000	3.62%
Total Banking/Finance	253,009		51,000
Non-Current
$300 million 2.000% notes due fiscal year 2013	299,666	2.28%	299,533	2.28%
$250 million 3.125% notes due fiscal year 2015	249,786	3.32%	249,745	3.32%
$350 million 4.625% notes due fiscal year 2020	349,654	4.75%	349,625	4.75%
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2012-2019	877,187	0.92%	—	N/A
Total Non-Current	1,776,293		898,903
Total Debt	$2,109,996		$979,900
The current and non-current long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and has both fixed and floating interest rates ranging from 0.50% to 11.18%. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and has both fixed and floating interest rates ranging from 2.15% to 8.18%. See Note 6 – Variable Interest Entities.
The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. The outstanding advances are subject to collateralization requirements.
The Company’s senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of June 30, 2011, the Company was in compliance with the covenants of the notes.
At June 30, 2011, contractual maturities for FHLB advances, long-term debt, and long-term debt of consolidated VIEs were as follows:

(in thousands)	FHLB Advances and Long-term Debt	Long-term Debt of Consolidated VIEs		Total
for the fiscal years ending September 30,		CLOs	Securitization Trusts
2012	$—	$51,205	$—	$51,205
2013	318,166	—	6,595	324,761
2014	—	—	25,999	25,999
2015	260,286	86,344	45,972	392,602
Thereafter	369,654	790,333	125,443	1,285,430
Total	$948,106	$927,882	$204,009	$2,079,997
The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.
At June 30, 2011, the Company had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $15.6 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $245.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $160.9 million available through the secured Federal Reserve Bank short-term discount window and $42.8 million available in secured FHLB short-term borrowing capacity.
Note 11 – Commitments and Contingencies
Guarantees
The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 6 – Variable Interest Entities).
At June 30, 2011, the banking/finance segment had issued financial standby letters of credit totaling $8.3 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities as of June 30, 2011.
Legal Proceedings
As previously reported, between 2003 and 2006, following industry-wide market timing and late trading investigations by regulators, Franklin and certain related parties were named in civil lawsuits. Certain of those lawsuits have been resolved, including those that were reported as resolved in the Company's Form 10-K for fiscal year 2010 and Form 10-Q for the quarter ended December 31, 2010. The remaining related lawsuits are described below.
The lawsuits were filed against Franklin and certain of its adviser and distributor affiliates, individual Franklin officers and directors, a former Franklin employee, and trustees of certain Franklin Templeton Investments mutual funds (the “Funds”). In 2004, the lawsuits were consolidated for coordinated proceedings with similar lawsuits against numerous other mutual fund complexes in a multi-district litigation titled “In re Mutual Funds Investment Litigation,” pending in the U.S. District Court for the District of Maryland, Case No. 04-md-15862 (the “MDL”). Plaintiffs filed consolidated amended complaints in the MDL on September 29, 2004. The three consolidated lawsuits involving the Company include a class action (Sharkey IRO/IRA v. Franklin Resources, Inc., et al., Case No. 04-cv-01310), a derivative action on behalf of the Funds (McAlvey v. Franklin Resources, Inc., et al., Case No. 04-cv-01274), and a derivative action on behalf of Franklin (Hertz v. Burns, et al., Case No. 04-cv-01624) and seek, among other forms of relief, one or more of the following: unspecified monetary damages; punitive damages; removal of Fund trustees, directors, advisers, administrators, and distributors; rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940; and attorneys’ fees and costs. On February 25, 2005, the Company-related defendants filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. In addition, all named individual defendants have since been dismissed without prejudice from the consolidated class action pursuant to stipulation. The Company-related defendants filed a motion for partial summary judgment in the consolidated class action as to non-arranged market timing on March 24, 2010, and lead plaintiff filed its opposition and cross-motion for partial summary judgment on June 4, 2010. On December 9, 2010, the court granted the Company-related defendants’ motion for partial summary judgment, finding that the record could not support a finding of liability against the Company-related defendants and denied lead plaintiff’s cross-motion for partial summary judgment. The Company and lead plaintiff in the consolidated class action reached agreement-in-principle on December 21, 2010 to resolve that action, pursuant to which the Company agreed to pay $2.75 million towards distribution of settlement amounts reached in lead plaintiff’s settlements with other, non-Company defendants, and towards class counsel’s fees, and any unspent amounts will be distributed to relevant Funds. The parties documented the terms of the agreement in a stipulation (the “Stipulation and Releases”), which is subject to certain conditions including court approval. The court issued its preliminary approval of the Stipulation and Releases on June 9, 2011 and set the final approval hearing for October 25, 2011.
The Company-related defendants’ motion to dismiss the consolidated fund derivative action remains under submission with the court. Pursuant to stipulation, the consolidated fund derivative action has been stayed since December 2010. On June 9, 2011, consistent with the terms of that stipulation, the Company-related defendants gave notice of their withdrawal from the stipulation. On July 15, 2011, plaintiffs filed a motion to continue the stay pending a decision of appeal in another case. The parties are in the process of briefing that motion. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004. Neither of those derivative actions has progressed to expert discovery concerning alleged damages and the Company is therefore unable to estimate an amount or range of any possible additional losses relating to the market timing lawsuits.
Separately, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), were named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit, captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff attempted to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and sought unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Plaintiff filed an amended complaint on July 7, 2010, and defendants filed a motion to dismiss the amended complaint on August 20, 2010. On October 22, 2010, the court granted defendants’ motion, dismissing the lone federal claim with prejudice for failure to state a claim, and declining to exercise supplemental jurisdiction over plaintiff’s state law claims. Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on November 19, 2010 (Case No. 10-17648) and the parties completed all appellate briefing in May 2011. On June 14, 2011, plaintiff-appellant filed a motion to dismiss his appeal voluntarily (without any payment or other consideration from defendants), to which defendants consented. The U.S. Court of Appeals for the Ninth Circuit granted plaintiff-appellant's motion and dismissed the appeal on June 15, 2011. Judgment dismissing the lawsuit is now final.
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
The Company is from time to time involved in litigation relating to other claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2011, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At June 30, 2011, the banking/finance segment had commitments to extend credit in an aggregate amount of $134.6 million, primarily under credit card lines and secured credit lines.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2011 and September 30, 2010, the Company held cash of $135.0 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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
At June 30, 2011, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2010.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $113.7 million at June 30, 2011. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2010	1,015	$95.86
Granted	903	118.58
Vested	(160)	109.11
Forfeited/cancelled	(32)	106.38
Nonvested balance at June 30, 2011	1,726	$106.32
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

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Investment management and related services	$1,846,281	$1,521,687	$5,282,392	$4,295,302
Banking/finance	6,752	12,384	20,517	29,293
Total	$1,853,033	$1,534,071	$5,302,909	$4,324,595
Income Before Taxes
Investment management and related services	$684,196	$475,948	$2,053,620	$1,485,553
Banking/finance	2,948	18,848	9,760	31,884
Total	$687,144	$494,796	$2,063,380	$1,517,437
Operating revenues of the banking/finance segment were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Interest and fees on loans	$9,430	$4,675	$30,480	$13,945
Interest and dividends on investment securities	1,626	3,520	5,862	10,805
Total interest income	11,056	8,195	36,342	24,750
Interest on deposits	(991)	(1,040)	(3,225)	(3,621)
Interest on long-term debt	(3,845)	(484)	(12,850)	(1,424)
Total interest expense	(4,836)	(1,524)	(16,075)	(5,045)
Net interest income	6,220	6,671	20,267	19,705
Unrealized gains on trading investments, net	—	3,143	—	2,744
Other income	1,110	2,832	4,431	9,566
Provision for loan losses	(578)	(262)	(4,181)	(2,722)
Total	$6,752	$12,384	$20,517	$29,293

Operating segment assets were as follows:

(in thousands)	June 30, 2011	September 30, 2010
Investment management and related services	$11,976,232	$9,746,894
Banking/finance	1,174,767	961,194
Total	$13,150,999	$10,708,088
The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 14 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains, net	$3,223	$10,783	$5,570	$22,970
Unrealized gains (losses), net	2,172	(25,453)	8,857	(16,899)
Total	5,395	(14,670)	14,427	6,071
Investment and Other Income (Losses), Net
Dividend income	7,860	8,859	25,547	28,917
Interest income	2,660	2,801	8,222	9,828
Capital gain distributions	4	288	107	1,176
Other-than-temporary impairment of investment securities, available-for-sale	—	—	(7,293)	(1,463)
Other-than-temporary impairment of investments in equity method investees and other	—	—	(6,313)	—
Realized gains on sale of investment securities, available-for-sale	9,860	12,642	63,759	14,867
Realized losses on sale of investment securities, available-for-sale	(71)	(1,263)	(383)	(1,743)
Gains on trading investment securities, net	2,037	1,583	6,657	23,980
Income (losses) from investments in equity method investees, net of tax	15,817	(37,728)	59,243	(20,438)
Foreign currency exchange gains (losses) , net	(7,302)	3,242	(15,983)	7,811
Losses on assets and liabilities of consolidated VIEs, net	(25,221)	—	(40,122)	—
Other, net	3,464	2,314	10,414	5,269
Total	9,108	(7,262)	103,855	68,204
Interest expense	(10,056)	(4,836)	(26,315)	(6,514)
Other Income (Expenses), Net	$4,447	$(26,768)	$91,967	$67,761
Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by cash equivalents, investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of investment securities, available-for-sale were $48.7 million and $451.4 million for the three and nine months ended June 30, 2011 and $73.9 million and $208.7 million for the three and nine months ended June 30, 2010.
The Company recognized net gains (losses) on trading investment securities that were held at June 30, 2011 and 2010 of $2.8 million and $13.7 million during the three and nine months ended June 30, 2011 and $(23.1) million and $2.4 million during the three and nine months ended June 30, 2010.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). The Company’s calculation methodology follows the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company’s calculations as of June 30, 2011 and September 30, 2010, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	June 30, 2011	September 30, 2010	Capital Adequacy Minimum
Tier 1 capital	$6,286,730	$5,461,801	N/A
Total risk-based capital	6,299,152	5,467,250	N/A
Tier 1 leverage ratio	59%	65%	4%
Tier 1 risk-based capital ratio	57%	63%	4%
Total risk-based capital ratio	57%	63%	8%
Note 16 – Subsequent Event
On July 6, 2011, the Company acquired all of the outstanding shares of Balanced Equity Management Pty. Limited (“BEM”) for a purchase consideration of $64.1 million in cash and common stock. BEM is a specialist Australian equity manager with approximately $10.9 billion in assets under management as of the acquisition date.

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
During the nine months ended June 30, 2011, market returns improved as the global economy continued to recover, evidenced by 15% and 17% increases in the MSCI World Index and the S&P 500 Index. The recovery slowed and volatility increased during the third fiscal quarter amid concerns about economic growth and the sovereign debt crisis in Europe, as the MSCI World Index increased by only 1% and the S&P 500 Index was flat. The overall market improvement benefited our AUM, fee revenues and operating income, all of which increased significantly from the first nine months of fiscal year 2010.
Our total AUM at June 30, 2011 was $734.2 billion, 14% higher than the balance at September 30, 2010, and 29% higher than the balance at June 30, 2010. Simple monthly average AUM for the three and nine months ended June 30, 2011 increased 25% and 24% from the same periods in the prior fiscal year, driven by $21.7 billion and $33.3 billion of net new flows and $9.6 billion and $57.1 billion of market appreciation in the current year periods. Long-term sales increased 13% and 20% to $57.4 billion and $167.9 billion for the three- and nine-month periods. The increases occurred in all investment objectives with the exception of tax-free fixed-income and remained strong in our global/international fixed-income and equity products. However, redemption activity also increased in all investment objectives as a result of ongoing market volatility, and included $12.0 billion from one institutional advisory account in the first quarter of fiscal year 2011.
Although the financial markets improved during the nine months ended June 30, 2011, the business and regulatory environments in which we operate remain uncertain and subject to change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) signed into law in July 2010 is expected to impose additional restrictions and limitations on our business as the various rules and regulations required for implementation continue to be adopted. We will continue to review and evaluate the Reform Act and the extent of its impact on our business.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2011	2010		2011	2010
Operating Income	$682.7	$521.6	31%	$1,971.4	$1,449.7	36%
Net Income Attributable to Franklin Resources, Inc.	503.3	360.5	40%	1,507.6	1,072.8	41%
Earnings per Share
Basic	$2.27	$1.59	43%	$6.76	$4.70	44%
Diluted	2.26	1.58	43%	6.73	4.68	44%
Operating Margin[1]	36.8%	34.0%		37.2%	33.5%
 ___________________________________________
1 Defined as operating income divided by total operating revenues.
Operating income increased $161.1 million and $521.7 million, and net income attributable to Franklin Resources, Inc. increased $142.8 million and $434.8 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year. The increases were primarily due to 25% and 27% increases in investment management fee revenues, which were driven by 25% and 24% increases in simple monthly average AUM during the current fiscal year periods and a higher effective management fee rate for the nine months ended June 30, 2011. A reduction to operating expenses of $38.5 million from insurance recoveries for prior years’ losses also contributed to the higher income in the nine month period.
Diluted earnings per share increased in both periods consistent with the increases in net income and 2% decreases in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	June 30, 2011	June 30, 2010	Percent Change
Equity
Global/international	$226.2	$172.9	31%
United States	83.6	63.2	32%
Total equity	309.8	236.1	31%
Hybrid	115.1	101.6	13%
Fixed-Income
Tax-free	69.6	73.8	(6)%
Taxable
Global/international	185.4	109.4	69%
United States	48.1	43.3	11%
Total fixed-income	303.1	226.5	34%
Cash Management	6.2	6.3	(2)%
Total	$734.2	$570.5	29%
Simple Monthly Average for the Three-Month Period[1]	$726.7	$583.1	25%
Simple Monthly Average for the Nine-Month Period[1]	$690.4	$557.6	24%
 __________________________
1 Investment management fees from approximately 60% of our AUM at June 30, 2011 were calculated using daily average AUM.

AUM at June 30, 2011 was 29% higher than at June 30, 2010, primarily due to market appreciation of $112.8 billion and net new flows of $52.7 billion during the twelve-month period. The market appreciation related to products in all investment objectives as improved market conditions led to significant valuation increases, while the net new flows were primarily due to higher sales of fixed-income products. Simple monthly average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased 25% and 24% during the three and nine months ended June 30, 2011, as compared to the same periods in the prior fiscal year.
The simple monthly average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products for the three and nine months ended June 30, 2011, as compared to the same periods in the prior fiscal year, reflects current investor preference for globally diversified fixed-income investments, partially offset by a decrease in demand for tax-free fixed-income products.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Equity
Global/international	32%	31%	32%	33%
United States	11%	12%	11%	12%
Total equity	43%	43%	43%	45%
Hybrid	16%	18%	16%	18%
Fixed-Income
Tax-free	9%	13%	10%	13%
Taxable
Global/international	24%	18%	23%	16%
United States	7%	7%	7%	7%
Total fixed-income	40%	38%	40%	36%
Cash Management	1%	1%	1%	1%
Total	100%	100%	100%	100%

Components of the change in our AUM were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2011	2010		2011	2010
Beginning AUM	$703.5	$586.8	20%	$644.9	$523.4	23%
Long-term sales	57.4	51.0	13%	167.9	139.6	20%
Long-term redemptions	(35.9)	(33.6)	7%	(135.1)	(91.1)	48%
Net cash management	0.2	1.4	(86)%	0.5	2.0	(75)%
Net new flows	21.7	18.8	15%	33.3	50.5	(34)%
Reinvested distributions	3.8	3.1	23%	12.3	8.9	38%
Net flows	25.5	21.9	16%	45.6	59.4	(23)%
Distributions	(4.4)	(3.7)	19%	(15.0)	(10.9)	38%
Acquisitions	—	—	—	1.6	—	NM
Appreciation (depreciation) and other	9.6	(34.5)	NM	57.1	(1.4)	NM
Ending AUM	$734.2	$570.5	29%	$734.2	$570.5	29%
Components of the change in our AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2011	$225.4	$83.5	$113.4	$67.5	$160.6	$47.1	$6.0	$703.5
Long-term sales	12.1	4.6	5.6	2.0	29.7	3.4	—	57.4
Long-term redemptions	(11.9)	(4.8)	(4.1)	(2.8)	(9.5)	(2.8)	—	(35.9)
Net exchanges	(0.2)	(0.1)	0.1	(0.1)	0.3	(0.1)	0.1	—
Net cash management	—	—	—	—	—	—	0.2	0.2
Net new flows	—	(0.3)	1.6	(0.9)	20.5	0.5	0.3	21.7
Reinvested distributions	0.2	0.1	1.4	0.6	1.1	0.4	—	3.8
Net flows	0.2	(0.2)	3.0	(0.3)	21.6	0.9	0.3	25.5
Distributions	(0.2)	(0.1)	(1.6)	(0.8)	(1.2)	(0.5)	—	(4.4)
Appreciation (depreciation) and other	0.8	0.4	0.3	3.2	4.4	0.6	(0.1)	9.6
AUM at June 30, 2011	$226.2	$83.6	$115.1	$69.6	$185.4	$48.1	$6.2	$734.2

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2010	$193.2	$69.8	$107.3	$71.8	$97.0	$41.9	$5.8	$586.8
Long-term sales	11.7	4.3	4.2	3.3	24.0	3.5	—	51.0
Long-term redemptions	(11.6)	(4.0)	(4.0)	(2.4)	(8.9)	(2.7)	—	(33.6)
Net exchanges	(0.3)	—	(0.1)	—	1.0	0.2	(0.8)	—
Net cash management	—	—	—	—	—	—	1.4	1.4
Net new flows	(0.2)	0.3	0.1	0.9	16.1	1.0	0.6	18.8
Reinvested distributions	0.1	0.1	1.4	0.5	0.6	0.4	—	3.1
Net flows	(0.1)	0.4	1.5	1.4	16.7	1.4	0.6	21.9
Distributions	(0.1)	(0.1)	(1.6)	(0.8)	(0.6)	(0.5)	—	(3.7)
Appreciation (depreciation) and other	(20.1)	(6.9)	(5.6)	1.4	(3.7)	0.5	(0.1)	(34.5)
AUM at June 30, 2010	$172.9	$63.2	$101.6	$73.8	$109.4	$43.3	$6.3	$570.5

AUM increased $30.7 billion or 4% during the quarter ended June 30, 2011. The increase was driven by record net new flows of $21.7 billion, which were 15% higher than in the prior year and resulted from continued strength in global/international fixed-income products. Long-term sales also reached a record high, increasing 13% to $57.4 billion. Volatility in the markets and investor concerns about economic growth and the sovereign debt crisis in Europe contributed to higher long-term redemptions in all investment objectives than in the prior-year period, increasing 7% in total. Market appreciation totaled $9.6 billion, primarily driven by positive returns on global/international and tax-free fixed-income products during the quarter, consistent with a 3% increase in both the Barclays Capital Global Aggregate Index and the Barclays Capital Municipal Bond 7 Year Index.

AUM decreased $16.3 billion or 3% during the quarter ended June 30, 2010, resulting from market depreciation of $34.5 billion, primarily in equity products, partially offset by net new flows of $18.8 billion, predominantly in global/international fixed-income products. The market depreciation resulted from volatility and lower returns related to the sovereign debt crisis in Europe, evidenced by 12% and 11% decreases in the MSCI World Index and the S&P 500 Index.

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	42.3	15.4	16.6	7.2	75.2	11.2	—	167.9
Long-term redemptions	(45.6)	(13.2)	(23.9)	(11.6)	(31.6)	(9.2)	—	(135.1)
Net exchanges	—	0.6	1.0	(2.0)	2.1	(0.7)	(1.0)	—
Net cash management	—	—	—	—	—	—	0.5	0.5
Net new flows	(3.3)	2.8	(6.3)	(6.4)	45.7	1.3	(0.5)	33.3
Reinvested distributions	2.0	1.2	3.3	1.6	3.2	1.0	—	12.3
Net flows	(1.3)	4.0	(3.0)	(4.8)	48.9	2.3	(0.5)	45.6
Distributions	(2.5)	(1.2)	(4.1)	(2.4)	(3.5)	(1.3)	—	(15.0)
Acquisitions	1.6	—	—	—	—	—	—	1.6
Appreciation (depreciation) and other	24.2	11.3	11.4	(0.9)	9.3	1.7	0.1	57.1
AUM at June 30, 2011	$226.2	$83.6	$115.1	$69.6	$185.4	$48.1	$6.2	$734.2

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2009	$183.1	$63.9	$98.2	$69.6	$63.3	$38.4	$6.9	$523.4
Long-term sales	34.5	9.8	12.7	10.6	61.1	10.9	—	139.6
Long-term redemptions	(36.1)	(10.3)	(9.8)	(6.9)	(20.2)	(7.8)	—	(91.1)
Net exchanges	(0.4)	(0.1)	(0.1)	(0.1)	3.1	0.2	(2.6)	—
Net cash management	—	—	—	—	—	—	2.0	2.0
Net new flows	(2.0)	(0.6)	2.8	3.6	44.0	3.3	(0.6)	50.5
Reinvested distributions	1.4	0.4	3.1	1.5	1.6	0.9	—	8.9
Net flows	(0.6)	(0.2)	5.9	5.1	45.6	4.2	(0.6)	59.4
Distributions	(1.4)	(0.5)	(3.9)	(2.4)	(1.6)	(1.1)	—	(10.9)
Appreciation (depreciation) and other	(8.2)	—	1.4	1.5	2.1	1.8	—	(1.4)
AUM at June 30, 2010	$172.9	$63.2	$101.6	$73.8	$109.4	$43.3	$6.3	$570.5

AUM increased $89.3 billion or 14% during the nine months ended June 30, 2011. The increase was driven by market appreciation of $57.1 billion and net new flows of $33.3 billion. Market appreciation for all investment objectives with the exception of tax-free fixed-income resulted from overall positive returns in global markets during the nine months, evidenced by increases in the MSCI World Index of 15% and the S&P 500 Index of 17%. Net new flows were dominated by strong sales of our global/international fixed-income products; however, they decreased 34% from the prior year primarily due to redemptions of tax-free fixed-income and hybrid products. Long-term sales totaled $167.9 billion, a 20% increase over the prior year, led by growth in global/international equity and fixed-income products. Long-term redemptions increased 48% to $135.1 billion, with increases in all investment objectives, as a result of ongoing market volatility amid investor concerns about economic growth, the sovereign debt crisis in Europe and default risk associated with municipal bonds. Redemptions included $12.0 billion from one institutional advisory account in the hybrid objective and losses of a few global equity institutional accounts.

AUM increased $47.1 billion or 9% during the nine months ended June 30, 2010, driven by $50.5 billion of net new flows primarily in global/international fixed-income products. During the first half of fiscal year 2010, market returns improved as the global economy appeared to emerge from recession and move toward recovery. However, more turbulent conditions in the third fiscal quarter reversed the gains, leading to 6% and 1% decreases in the MSCI World Index and the S&P 500 Index for the nine months ended June 30, 2010. The market volatility resulted in depreciation and negative net new flows in our equity products.

The simple monthly average mix of AUM by sales region is shown below. Growth in our international business reflects strong new flows in Europe and Asia.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in billions)	2011	2010		2011	2010
United States	$493.6	$421.2	17%	$473.7	$408.0	16%
Europe[1]	117.6	71.1	65%	107.3	63.8	68%
Asia-Pacific[2]	79.9	59.5	34%	75.1	54.5	38%
Canada	35.6	31.3	14%	34.3	31.3	10%
Total	$726.7	$583.1	25%	$690.4	$557.6	24%
__________________________
1 Europe sales region includes Middle East and Africa.
2 Asia-Pacific sales region includes Latin America and Australia.
Operating Revenues
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2011	2010		2011	2010
Investment management fees	$1,142.8	$915.9	25%	$3,260.4	$2,558.6	27%
Sales and distribution fees	620.2	529.3	17%	1,785.2	1,514.1	18%
Shareholder servicing fees	77.6	73.0	6%	225.4	214.0	5%
Other, net	12.4	15.9	(22)%	31.9	37.9	(16)%
Total Operating Revenues	$1,853.0	$1,534.1	21%	$5,302.9	$4,324.6	23%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided.
Investment management fees increased $226.9 million and $701.8 million for the three and nine months ended June 30, 2011 from the same periods in the prior fiscal year. Over 90% of the increases were due to 25% and 24% increases in simple monthly average AUM, which were driven primarily by market appreciation across all investment objectives, as improved market conditions led to significant valuation increases, and net new flows primarily from higher sales of global/international fixed-income products. The fee increases were also impacted to a lesser extent by higher rates. The effective management fee rates (investment management fees divided by simple monthly average AUM) were 62.9 and 62.8 basis points for the three months ended June 30, 2011 and 2010, and 63.0 and 61.2 basis points for the nine-month periods. The rate increases primarily resulted from higher levels and relative weighting of international AUM, offset by impacts of 2.1 and 0.7 basis points for the three- and nine-month periods related to higher performance fees in the prior year. Overall, performance-based investment management fees were not material for the three and nine months ended June 30, 2011 and 2010. Generally, investment management fees earned on international products are higher than fees earned on U.S. products as they include fees to offset higher distribution costs.
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
Overall, sales and distribution fees increased $90.9 million and $271.1 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year. Sales fees of $193.1 million for the three-month period were unchanged from the prior year, as the positive impact from a higher mix of equity product sales was offset by lower fees from a 1% decrease in total commissionable sales. Sales fees increased 2% to $571.5 million for the nine-month period primarily due to a 1% increase in total commissionable sales and a higher mix of equity product sales. Commissionable sales of equity products typically generate higher sales fees than fixed-income products.
Distribution fees were $427.1 million and $1,213.7 million for the three and nine months ended June 30, 2011, increasing 27% over the prior year periods primarily due to 25% and 24% increases in simple monthly average AUM and higher relative mixes of international AUM as discussed above in the “Investment Management Fees” section. Distribution fees on international products are generally higher than on U.S. products.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 2.2 million accounts closed in the U.S. during calendar year 2010 were no longer billable effective July 1, 2011, as compared to approximately 3.2 million accounts closed during calendar year 2009 that were no longer billable effective July 1, 2010. Approximately 0.3 million accounts closed in Canada during calendar year 2010 were no longer billable effective May 1, 2011, as compared to approximately 0.2 million accounts closed during calendar year 2009 that were no longer billable effective May 1, 2010.
Shareholder servicing fees increased $4.6 million and $11.4 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year. The increases were primarily due to $3.4 million and $7.4 million increases in Europe resulting from a change in fee structures earlier in the year and 14% and 17% increases in simple monthly average billable shareholder accounts. A 13% increase in the value of the Euro against the U.S. dollar also contributed to the increase for the quarter. Shareholder servicing fees increased $0.1 million and $2.1 million in the U.S. for the three and nine month periods mainly due to 10% and 5% increases in simple monthly average billable shareholder accounts. The increase for the quarter was largely offset by the impact of conversions to omnibus accounts that earn lower fees.
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
Other, net revenue decreased $3.5 million and $6.0 million for the three and nine months ended June 30, 2011 primarily due to $3.1 million and $2.7 million of unrealized gains on residual interests from securitization transactions recognized in the prior year and $0.8 million and $2.7 million of prior year interest income related to retained interests from securitizations that were subsequently sold.
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

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2011	2010		2011	2010
Sales, distribution and marketing	$719.3	$590.9	22%	$2,043.4	$1,683.9	21%
Compensation and benefits	313.6	280.3	12%	921.8	805.7	14%
Information systems and technology	41.3	40.2	3%	123.1	118.0	4%
Occupancy	32.1	35.9	(11)%	95.7	96.3	(1)%
General, administrative and other	64.0	65.2	(2)%	147.5	171.0	(14)%
Total Operating Expenses	$1,170.3	$1,012.5	16%	$3,331.5	$2,874.9	16%
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
Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2011	2010		2011	2010
Asset-based expenses	$504.8	$363.2	39%	$1,409.6	$1,031.4	37%
Sales-based expenses	176.9	177.5	0%	513.6	509.5	1%
Amortization of deferred sales commissions	37.6	50.2	(25)%	120.2	143.0	(16)%
Sales, Distribution and Marketing	$719.3	$590.9	22%	$2,043.4	$1,683.9	21%
Asset-based expenses increased $141.6 million and $378.2 million for the three and nine months ended June 30, 2011 from the same periods in the prior fiscal year primarily due to $100.9 million and $278.3 million increases in distribution expenses on international products resulting from 44% and 45% increases in simple monthly average international AUM in both periods. Distribution expenses on U.S. products increased $35.5 million and $91.6 million primarily resulting from 17% and 16% increases in simple monthly average U.S. AUM in both periods. Distribution expenses, which are typically higher for international products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $0.6 million for the three-month period primarily due to a 1% decrease in commissionable sales, and increased $4.1 million for the nine-month period primarily due to a 1% increase in commissionable sales.
Amortization of deferred sales commissions decreased $12.6 million and $22.8 million for the three and nine months ended June 30, 2011 from the same periods in the prior fiscal year. The decrease for the three-month period primarily consisted of $6.0 million related to the declining balance for U.S. Class B shares and $2.9 million related to lower sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders. The decrease for the nine-month period was primarily due to a $25.3 million decrease related to U.S. Class B shares, partially offset by a $6.5 million increase related to higher sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders.

Compensation and Benefits
Compensation and benefit expenses increased $33.3 million and $116.1 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year primarily due to increases in salaries, wages and benefits and variable compensation. Salaries, wages and benefits increased $18.7 million and $59.0 million, primarily due to $14.6 million and $34.8 million increases in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2010, as well as increases of $5.1 million and $15.2 million in 401(k) plan matching contributions. The increase for the nine-month period also included a $4.6 million increase in health insurance costs. Variable compensation increased $15.2 million and $56.5 million, mainly due to higher bonus expense based on our performance. At June 30, 2011, our global workforce had increased to approximately 8,500 employees from approximately 7,900 employees at June 30, 2010.
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
Information Systems and Technology
Information systems and technology costs increased $1.1 million and $5.1 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year primarily due to higher investments in strategic technology projects for operational and regulatory purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010
Net carrying value at beginning of period	$58.2	$56.9	$63.9	$65.2
Additions during period, net of disposals	14.4	10.4	27.2	18.9
Amortization during period	(8.8)	(9.0)	(27.3)	(25.8)
Net Carrying Value at End of Period	$63.8	$58.3	$63.8	$58.3
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs decreased $3.8 million and $0.6 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year primarily due to non-recurring occupancy costs of approximately $6.0 million related to a property sublease in the prior fiscal year, partially offset by ongoing facility improvement costs in the current fiscal year.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $1.2 million for the three months ended June 30, 2011 from the same period in the prior fiscal year primarily due to a $4.6 million decrease in fund administration services and shareholder servicing fees resulting from transactional costs incurred in the prior fiscal year, partially offset by higher AUM-based fees in the current year. The decrease was partially offset by a $3.2 million increase in advertising and sales and promotion expenses resulting from higher levels of business activity.
General, administrative and other operating expenses decreased $23.5 million for the nine months ended June 30, 2011 from the same period in the prior fiscal year primarily due to $38.5 million of net insurance recoveries for losses incurred in prior years, partially offset by increases of $7.8 million in advertising and sales and promotion expenses and $7.7 million in travel and entertainment costs resulting from increased levels of business activity.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

Other Income (Expenses)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010
Consolidated sponsored investment products gains (losses), net	$5.4	$(14.7)	$14.4	$6.1
Investment and other income (losses), net	9.1	(7.3)	103.9	68.2
Interest expense	(10.1)	(4.8)	(26.3)	(6.5)
Other Income (Expenses), Net	$4.4	$(26.8)	$92.0	$67.8
Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income (losses), net and interest expense from our investment management and related services business. Investment and other income (losses), net is comprised primarily of income (losses) related to our investments, including interest and dividends, realized gains (losses) on sale of available-for-sale investment securities, gains (losses) from trading investments, other-than-temporary impairments, income (losses) from equity method investees, gains (losses) of assets and liabilities of consolidated VIEs, and foreign currency exchange gains (losses).
Total other income (expenses) increased $31.2 million and $24.2 million for the three and nine months ended June 30, 2011 as compared to the same periods in the prior fiscal year due to market valuation gains, partially offset by various losses and expenses. Higher market valuations resulted in $53.5 million and $79.7 million increases in income from equity method investees and $20.1 million and $8.3 million increases in net gains from securities held by our consolidated sponsored investment products, which were partially offset by the consolidation of fewer funds in the current year. In addition, net realized gains on sale of available-for-sale investment securities increased $50.3 million for the nine-month period.
The gains were partially offset by $25.2 million and $40.1 million of net losses from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) recognized in the current year due to implementation of new accounting guidance related to consolidation of VIEs. In addition, net foreign exchange losses of $7.3 million and $16.0 million primarily resulting from unrealized losses due to the strengthened Euro were recognized during the current year versus $3.2 million and $7.8 million of gains in the prior year. Interest expense increased $5.3 million and $19.8 million primarily due to $900 million of long-term debt issued in May 2010. The nine-month period was also impacted by a $17.3 million decrease in net gains on trading investment securities, of which $12.1 million related to prior year gains on residual interests from securitization transactions, which were recognized as trading securities prior to the implementation of the new accounting guidance, and a $12.1 million increase in other-than-temporary impairments due to lower valuations on certain available-for-sale and other equity investments.
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
Our effective income tax rate was 30.41% and 29.05% for the three and nine months ended June 30, 2011, as compared to 27.31% and 29.11% for the same periods in the prior fiscal year. The increase for the three-month period was primarily due to a retroactive favorable international tax ruling obtained in the prior year. The decrease for the nine-month period was primarily due to an increase in foreign earnings in lower tax jurisdictions.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and earnings.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key financial data relating to our cash flows and uses of capital.

	Nine Months Ended June 30,
(in millions)	2011	2010
Cash Flow Data
Operating cash flows	$1,008.6	$1,339.9
Investing cash flows	432.7	(9.4)
Financing cash flows	(869.8)	(414.6)
Net cash provided by operating activities decreased during the nine months ended June 30, 2011 as compared to the same period in the prior fiscal year, despite an increase in net income, due to higher purchases of trading securities, a decrease in other liabilities as compared to an increase in the prior year and higher non-cash earnings. Net cash provided by investing activities increased mainly due to higher liquidations of investments, net of purchases. Net cash used in financing activities increased primarily due to proceeds from issuance of debt in the prior fiscal year and repayment of debt by consolidated VIEs, substantially offset by lower dividends paid on common stock.
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
The following table summarizes certain key balance sheet data relating to our liquidity and debt.

(in millions)	June 30, 2011	September 30, 2010
Assets
Cash and cash equivalents	$4,642.1	$4,123.7
Receivables	840.4	684.2
Investments	2,318.6	1,876.2
Total liquid assets	$7,801.1	$6,684.1
Liabilities
Debt
Commercial paper	$30.0	$30.0
Federal Home Loan Bank advances	49.0	51.0
Long-term debt	899.1	898.9
Total debt	$978.1	$979.9
Liquidity
Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale, investments in equity method investees consisting of mutual fund sponsored investment products, and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at June 30, 2011 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. At June 30, 2011, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 42% and 58%, as compared to approximately 49% and 51% at September 30, 2010.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.
In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. As of June 30, 2011, we were in compliance with the covenants of the notes.
The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At June 30, 2011, we had $49.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.58% and are subject to collateralization requirements.
At June 30, 2011, we had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program and $15.6 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $245.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $160.9 million available through the secured Federal Reserve Bank short-term discount window and $42.8 million available in secured FHLB short-term borrowing capacity.
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
On June 14, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share which was payable on July 15, 2011 to stockholders of record on June 30, 2011.
In January 2011, we acquired all of the outstanding shares of Rensburg Fund Management Limited, a specialist U.K. equity manager, for $72.4 million in cash.
In December 2010, we purchased an office building in Fort Lauderdale, Florida for $29.7 million in cash to be used for business operations.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2011, we repurchased 1.6 million and 5.1 million shares of our common stock at a cost of $203.6 million and $617.1 million. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At June 30, 2011, approximately 7.9 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2010. At June 30, 2011, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2010, with the exception of the impact resulting from the adoption of new consolidation guidance. See Note 2 – New Accounting Guidance, Note 6 – Variable Interest Entities, and Note 10 – Debt, in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for further discussion.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2011 and September 30, 2010, we held cash of approximately $135.0 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
Level 3 assets and liabilities represented approximately 0.5% of total assets measured at fair value and 10.5% of total liabilities measured at fair value at June 30, 2011. Transfers into and out of Level 3 during the nine months ended June 30, 2011 were immaterial.
The following is a description of new significant assets and liabilities measured at fair value resulting from the adoption of new accounting guidance as of October 1, 2010, the fair values methodologies used, and the fair value hierarchy level.
Investments and long-term debt of consolidated VIEs. The fair values of investments and debt held by consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes and classified as Level 2. The VIEs also issued debt that is classified as Level 3 because its fair value is determined using significant unobservable inputs. In these instances, we employ a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, we utilize an income-based approach which considers the net present value of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.
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
We test definite-lived intangible assets for impairment quarterly. As of June 30, 2011, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 40% and 38%, respectively. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. We estimated the future undiscounted cash flows for all definite-lived intangible assets using AUM growth rates ranging from -6.4% to 6.0% depending on the type of management contracts. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of June 30, 2011, a decline in the related AUM of over 25% could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.
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
AUM is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each asset type. As of June 30, 2011, approximately 1.0% of total AUM was valued based on significant unobservable inputs. The pricing of the securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.
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
As a multi-national corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. consolidated subsidiaries. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of June 30, 2011 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.
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
We use two different models for determining whether we are the primary beneficiary of VIEs. For all investment entities with the exception of CLOs, we are considered to be the primary beneficiary if we have the majority of the risks or rewards of ownership. For all other VIEs, including CLOs, we are considered to be the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The variable interests that we have in investment entity VIEs, other than CLOs, generally consist of our equity ownership interest in and investment management and related service fees earned from these VIEs. We use expected cash flow scenarios to determine if our investment management and related service fees and/or equity ownership interests provide us with a majority of the VIE’s expected losses or residual returns. Based on our evaluation, we determined we were not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the nine months ended June 30, 2011.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive the majority of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war, terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, concerns about bond default risk and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of AUM and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”). The Reform Act, as well as other legislative and regulatory changes, is expected to impose additional requirements, restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that changes in regulation would have on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business.
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
Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.
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
As of June 30, 2011, we have considered the potential impact of a 200 basis point movement in market interest rates on our interest-earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee, and Canadian Dollar. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at June 30, 2011. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 4% of the total cash and cash equivalents and investments at June 30, 2011. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at June 30, 2011.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$907,827	$998,610	$817,044
Investment securities, available-for-sale	1,032,645	1,135,910	929,381
Investments of consolidated VIEs, at fair value	34,705	38,176	31,235
Total current assets	$1,975,177	$2,172,696	$1,777,660
Banking/Finance Assets
Investment securities, available-for-sale	$360,422	$396,464	$324,380
Non-Current Assets
Investments of consolidated VIEs, at fair value	$899,644	$989,608	$809,680
Total Assets	$3,235,243	$3,558,768	$2,911,720
Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$50,695	$55,765	$45,626
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	$877,187	$964,906	$789,468
Total Liabilities	$927,882	$1,020,671	$835,094
To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).
Our cash, cash equivalents and investments portfolio by investment objective at June 30, 2011 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$4,719,989	54%	$—	0%
Investment Securities
Equity
Global/international	318,015	4%	132,096	15%
United States	34,253	0%	575	0%
Total equity	352,268	4%	132,671	15%
Hybrid	52,511	0%	—	0%
Fixed-Income
Tax-free	154,646	2%	—	0%
Taxable
Global/international	755,241	9%	306,160	34%
United States	1,920,577	22%	468,996	51%
Total fixed-income	2,830,464	33%	775,156	85%
Total Investment Securities	3,235,243	37%	907,827	100%
Other Investments	733,112	9%	—	0%
Total Cash and Cash Equivalents and Investments	$8,688,344	100%	$907,827	100%
Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $330.2 million at June 30, 2011, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities.

Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.
Investments categorized as other investments in the table above include $612.0 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended June 30, 2011.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011	46	$129.12	46	9,486,354
May 2011	679,053	$126.18	679,053	8,807,301
June 2011	953,494	$123.63	953,494	7,853,807
Total	1,632,593		1,632,593
Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At June 30, 2011, approximately 7.9 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	August 2, 2011	By:	/S/ KENNETH A. LEWIS
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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).