Form 10-K
period 2011-09-30
FRANKLIN RESOURCES INC
filed 2011-11-15
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
☒  YES    ☐  NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2011 (the last business day of registrant’s second quarter of fiscal year 2011), was approximately $16.4 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2011: 217,398,823.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2011, are incorporated by reference into Part III of this report.

PART I
Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (“Risk Factors”), that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this report that speculate about future events are forward-looking statements.
While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.
Item 1.    Business.
GENERAL
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization committed to delivering strong investment performance for our clients by drawing on the experience and perspective gained throughout our 60-plus years in the investment management business. We believe in the value of active investment management, and plan to continue to build on our strengths while pursuing new growth opportunities. We offer investment choices under our Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby® brand names. Franklin is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor's 500 Index.
In this report, words such as “we,” “us,” “our” and similar terms refer to the Company. When used in this report, unless the context otherwise makes clear, our “funds” means all of the Franklin, Templeton, Mutual Series and Bissett mutual funds.
In our primary business and operating segment, investment management and related services, we provide services to investors in jurisdictions worldwide through products that include U.S.- and non-U.S.-registered open-end and closed-end funds (“U.S. Funds” and “Non-U.S. Funds”), unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). As of September 30, 2011, we had $659.9 billion in assets under management (“AUM”) with approximately 24.8 million billable shareholder accounts worldwide. Our investment management and related services include fund administration, shareholder services, transfer agency, sales, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products include a broad range of equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or those of other companies.
The investment funds that we manage have various investment objectives designed to meet the needs and goals of different investors. Most of the investment funds we manage are open-end mutual funds that continuously offer their shares to investors. We also offer closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. The funds themselves do not have direct employees. To support their operations, the funds contract with separate entities, including our subsidiaries, to provide investment management, administrative, custody, transfer agency, operational and other services required by the funds. An investment advisory entity manages a fund's portfolio of securities in accordance with the fund's stated objectives. Investors may purchase shares of an open-end fund through a broker/dealer, bank or other intermediary which may provide investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. An open-end fund will typically pay fees to distributors that market and distribute the fund's shares to broker/dealers who sell the shares directly to investors. Broker/dealers and other intermediaries may earn commissions and receive other compensation with respect to the shares sold to investors.
In our secondary business and operating segment, banking/finance, we provide clients with select retail banking, private banking and consumer lending services through our banking and finance subsidiaries.
Although the performance of the financial markets showed some improvement during the fiscal year ended September 30, 2011 (“fiscal year 2011”), the markets continue to experience volatility and the business environment in which we operate remains uncertain and subject to change. There is also uncertainty associated with the regulatory environment in which we operate, including uncertainty created by the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”), which may impose additional restrictions and limitations on our business as the various rules and regulations required for implementation continue to be adopted.
We continue to focus on the long-term investment performance of our sponsored investment products and on providing high quality customer service to our clients. The success of these and other strategies may be affected by the factors discussed below in Item 1A Risk Factors of this Annual Report, and other factors as discussed herein.
COMPANY HISTORY AND ACQUISITIONS
The Company and its predecessors have been engaged in the investment management and related services business since 1947. Franklin was incorporated in Delaware in November 1969 and originated our mutual fund business with the Franklin family of funds. The Franklin Funds are known for U.S. taxable and tax-free fixed income funds, hybrid funds and growth-oriented equity funds. We expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.
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
We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean investment management company, Ssangyong Templeton Investment Trust Management Co., Ltd., in which we previously held a partial interest, making us one of the largest independent foreign money managers in Korea. The company has been renamed Franklin Templeton Investment Trust Management Co., Ltd.
We acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd. (“Bissett”) in October 2000. Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With the acquisition of Bissett, we added Bissett’s family of Canadian taxable fixed-income and growth-oriented equity mutual funds to our then existing Canadian based funds (some of which we previously acquired as part of the Templeton family of funds) and expanded our investment management services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients.
In April 2001, we acquired Fiduciary Trust Company International (“Fiduciary Trust”), a bank organized under the New York State Banking Law. Following the acquisition, Fiduciary Trust became a wholly-owned subsidiary of

Franklin. Fiduciary Trust provides investment management and related services to institutional clients and high net-worth individuals and families.
In July 2002, our subsidiary, Franklin Templeton Asset Management (India) Private Limited (“FTAMIPL”), acquired all of the outstanding shares of Pioneer ITI AMC Limited (“Pioneer”). In April 2007, we completed the purchase of the remaining 25% interest in each of FTAMIPL and Franklin Templeton Trustee Services Private Limited, each located in India, making us the largest wholly foreign owned investment manager in India.
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
In July 2006, we completed the purchase of all of the remaining interests in a Brazilian investment management company, Bradesco Templeton Asset Management Ltda., in which we previously held a partial interest. The company has been renamed Franklin Templeton Investimentos (Brasil) Ltda.
In January 2011, we acquired all of the outstanding shares of a specialty U.K. equity manager, Rensburg Fund Management Limited (“Rensburg”). Rensburg has been renamed Franklin Templeton Fund Management Limited.
In July 2011, we acquired all of the outstanding shares of a specialty Australian equity manager, Balanced Equity Management Pty. Limited.

LINES OF BUSINESS

I.	INVESTMENT MANAGEMENT AND RELATED SERVICES BUSINESS
We derive substantially all of our revenues from providing investment management and related services to our sponsored investment products and the sub-advised products that we manage. Our revenues depend to a large extent on the amount of AUM and the types of investment management services provided. Sales and distribution fees, also a large source of our revenues, consist of sales charges and commissions derived from sales and distribution of our sponsored investment products.
Our investment management business is conducted through our subsidiaries, including those registered with the United States Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subsidiaries registered as equivalent investment advisers in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Malaysia, Mexico, Singapore, The Bahamas and the U.K., and certain other subsidiaries.

A.     Categories of AUM
Fees for providing investment management and related services (“investment management fees”) are generally based upon the market value of AUM in the accounts that we advise, the investment category of the account and the types of services that we provide for an account. As of September 30, 2011, AUM by investment category held by investors on a worldwide basis was as follows:

Type of Asset	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$254.2	39%
Hybrid
Asset allocation, balanced, flexible and income-mixed funds	101.3	15%
Fixed-Income
Both long-term and short-term	297.7	45%
Cash Management
Short-term liquid assets	6.7	1%
Total	$659.9	100%
Broadly speaking, the change in the net assets of our sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility resulting from changes in the global financial and equity markets. In addition, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on them. Despite the risk of volatility, we believe that we are more competitive as a result of the greater diversity of our sponsored investment products available to our clients.
B.     Types of Investment Management and Related Services
1.    Investment Management Services Overview
We provide our investment management services pursuant to agreements in effect with each of our sponsored investment products and the sub-advised products that we manage. Investment management services include services to managed accounts with full investment discretion, and to advisory accounts with no investment discretion. Advisory accounts for which we do not have investment discretion may or may not include the authority to trade for the account. Our investment management services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research includes the utilization of such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. In addition, research services provided by brokerage firms are used to support our findings. Our management fee on an account varies, among other things, upon the types of services that we provide for the account.
Our subsidiaries providing discretionary investment management services for our sponsored investment products and sub-advised products either perform or obtain investment research and determine which securities the sponsored investment products or sub-advised products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, if applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with detailed criteria set forth in the management agreement for each account, internal policies, and applicable law and practice. Our subsidiaries conducting non-discretionary investment management services perform investment research for our clients and recommend which securities the clients will purchase, hold or sell. In such cases, the subsidiaries may or may not perform trading activities for the products.
The funds themselves do not have direct employees. Through our subsidiaries, we compensate the personnel who serve as officers of our funds, in addition to the personnel necessary to conduct such funds’ day-to-day business operations. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities; authorization of expenditures and approval of bills for payment; preparation of registration statements, proxy statements and annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. In some cases our subsidiaries are compensated, based on a percentage of AUM, under separate administration agreements with the funds. In other cases, our investment management subsidiary compensates our subsidiaries from fees received from our funds and clients. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.
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
Our U.S. investment management agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such an agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.
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
We use a “master/feeder” fund of funds structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest substantially all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds,” which can offer a variety of service and distribution options. A management fee may be charged either at the master fund level or the feeder fund level depending on the specific requirements of the fund, although, funds also involving performance fees or carried interest will typically charge these together with management fees at the master fund level. Administrative, shareholder servicing and custodian fees are often waived at the feeder fund level and only charged at the master fund level, although the feeder funds will indirectly bear their pro-rata share of the expenses of the master fund as an investor in the master fund. Fees and expenses specific to a feeder fund may be charged at the level of that feeder fund. In addition, our U.S. funds of funds enter into expense allocation arrangements with their affiliated underlying funds pursuant to which the underlying funds pay certain expenses of the fund of funds.
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
Our Non-U.S. Funds, unregistered funds, institutional, high net-worth and separately-managed accounts, and the sub-advised products that we manage, have various termination rights and review and renewal provisions.

2.     Sales, Distribution and Marketing
A significant portion of our revenues are generated from providing sales and distribution services. Our mutual funds and certain other products generally pay us distribution fees in return for sales, distribution and marketing efforts on their behalf. Fund shares are sold primarily through a large network of independent intermediaries, including financial advisers, broker/dealers and other third parties.
Franklin/Templeton Distributors, Inc. (“FTDI”) acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our Non-U.S. Funds distributed outside the U.S. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI or our non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with selling, distributing and marketing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses, which may be then either partially or fully reimbursed by the funds.
Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Certain share classes, such as Class A shares, are sold without a front-end sales charge to shareholders when minimum investment criteria are met, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class B shares, which are available in some of our Non-U.S. Funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a certain number of years from the original purchase date. Although our open-end U.S. Funds that had offered Class B shares no longer offer these shares, existing Class B shareholders may continue to exchange shares into Class B shares of different funds and may continue to reinvest dividends on Class B shares in additional Class B shares. Class C shares also have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares do have a back-end sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be competitive by increasing our presence in various distribution channels. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the U.S. only. Outside of the U.S., we offer additional share classes and unit series in response to local needs.
In the U.S., we also offer Advisor Class shares in many of our Franklin and Templeton funds, and we offer Class Z shares in the Mutual Series funds, both of which have no sales charges. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees and current and former officers, trustees and directors. In the U.S., we also offer money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the U.S., we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country(ies) in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.
Some of our insurance products funds offered for sale in the U.S. offer a four-class share structure, Class 1, Class 2, Class 3 and Class 4 shares, which are offered at net asset value without a sales charge directly to insurance company separate accounts, certain qualified plans and other mutual funds (funds of funds).
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
We derive nearly all of our fund sales through third-party broker/dealers and other similar intermediaries. The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of fund shares to qualifying broker/dealers and intermediaries. These broker/dealers receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2011, approximately 1,600 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,400 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S. In the U.S., we have approximately 90 general wholesalers who interface with financial intermediaries.
Most of our open-end U.S. Funds, with the exception of certain of our money market funds as well as certain high net-worth and institutional funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act (“Rule 12b-1”). Under the Rule 12b-1 Plans, the funds bear certain expenses relating to the distribution of their shares, such as expenses for marketing, marketing support, advertising, printing and sales promotion, and may provide for the funds to reimburse such expenses that FTDI incurs in distributing the funds, subject to the Rule 12b-1 Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on its average daily net AUM. The SEC has proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
The Rule 12b-1 Plans are established for an initial term of one year and, thereafter, must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds in the local market arranges for and pays commissions and certain other fees to banks and other intermediaries, a portion of which fees is paid from maintenance fees received by the subsidiary and a portion of which may derive from the management fees paid to our various affiliates by the funds.
FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:
Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. Consistent with the provisions and limitations set forth in a fund’s Rule 12b-1 Plan, the fund may reimburse FTDI for payments made to broker/dealers for the cost of some or all of the marketing support payments. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. In the case of any one broker/dealer, marketing support payments may not exceed the sum of 0.08% of that broker/dealer’s current year’s total sales of our U.S. Funds and 0.05% (or 0.03%) of the total assets of equity (or fixed-income) of our U.S. Funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker/dealers that receive such marketing support payments. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans in connection with activities intended to assist in the sale of our open-end U.S. Funds to such plans. A portion of the marketing support payments may be reimbursable to FTDI under the terms of a fund's Rule 12b-1 Plan. In the case of any one financial intermediary, such payments may not exceed 0.10% of the total assets of our U.S. Funds held, directly or indirectly, by such plans, on an annual basis. Marketing support or similar payments made to intermediaries located outside the U.S., with respect to investments in Non-U.S. Funds, may exceed the above-stated limitations.
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
3.     Shareholder and Transfer Agency Services
We receive shareholder servicing fees for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. One of our subsidiaries, Franklin Templeton Investor Services, LLC (“FTIS”), serves as shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee that varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. Other subsidiaries provide similar services to our Non-U.S. Funds, and in some cases are compensated based on AUM.
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
4.    High Net-Worth Investment Management and Related Services
Through Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through our Canadian high net-worth business unit, Fiduciary Trust Company of Canada (“FTCC”), we provide investment management services and offer sponsored investment products to high net-worth individuals and families. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the most appropriate method of intergenerational wealth transfer.
Individual client assets are typically held in accounts separately managed by individual portfolio managers. These portfolio managers determine asset allocation and stock selection for client accounts, taking into consideration each client’s specific long-term objectives while utilizing our macroeconomic and individual stock research.
Fiduciary Trust services that focus on managing family wealth from generation to generation include wealth management, and estate and tax planning. We offer clients personalized attention and estate planning expertise in an integrated package of services known as Family Resource Management® (“FRM”). Services under FRM provide clients with an integrated strategy to optimize wealth accumulation and maximize after-tax wealth transfer to the next generation. Evaluation of third-party investment management products or services is performed by the Strategic

Advisory Group, an investment advisory group within Fiduciary Trust.
5.    Institutional Management
We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension plans. Our subsidiaries offer a wide range of both U.S. and international equity, fixed-income and specialty strategies through a variety of investment vehicles, including separate accounts, open-end and closed-end funds and unregistered funds. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional.”
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
Our U.S. retirement business is conducted through divisions of FTDI that work closely with sponsors, consultants, record keepers and financial advisors of defined contribution plans, including 401(k) plans, variable annuity products and individual retirement accounts (“IRAs”). We offer our investment management capabilities to the U.S. retirement industry through a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance funds.
Through our various subsidiaries, we also market and distribute our sponsored investment products to separately-managed accounts. Our subsidiaries, Franklin Templeton Financial Services Corp. and Templeton/Franklin Investment Services, Inc., also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual and private funds.
6.    Trust and Custody
Through various trust company subsidiaries, including Fiduciary Trust, we offer trust, custody and related services, including administration, estate planning, tax planning and private banking. In addition, we also offer our clients a series of other services, including foreign exchange, performance measurement and securities lending. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.
Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, include: Fiduciary Investment Corporation, which is incorporated under the New York State Banking Law and serves as an indirect holding company for several of our trust company subsidiaries; FTCC, a trust company incorporated under the Trust and Loan Companies Act in Canada; Fiduciary Trust International of the South, a Florida state-chartered limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTCI (Cayman) Ltd., an offshore trust company holding an unrestricted trust license in the Cayman Islands; and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”), a chartered federal savings bank. All of the trust companies referenced above have full trust powers. FTB&T, among other functions, exercises full trust powers and serves primarily as custodian of IRAs and business retirement plans invested solely in Franklin Templeton funds.
7.    Alternative Investment Products Management
Darby is primarily engaged in sponsoring and managing funds that invest in private equity and mezzanine finance transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Darby offers these investment funds through private placements to institutional and high net-worth individual investors.
Templeton Asset Management Ltd., an investment adviser, sponsors and manages a limited number of investment partnerships that also invest primarily in emerging markets in Asia, Latin America and Central/Eastern Europe.
Franklin Templeton Institutional, LLC, an investment adviser, manages investment partnerships that invest in funds with exposure to global real estate opportunities.

Franklin Advisers, Inc., an investment adviser, manages an investment partnership that invests in securities and derivatives across the global interest rate, currency and credit markets.
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
1.    Investment Objectives Overview
The sponsored investment products that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance - from capital appreciation (with our more growth-oriented products) to capital preservation (with our fixed-income offerings). In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of instruments.
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
2.    Types of Sponsored Investment Products
As of September 30, 2011 our AUM was $659.9 billion.
Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $361.0 billion of AUM as of September 30, 2011. Our five largest U.S. Funds and their AUM were Templeton Global Bond Fund ($58.1 billion), Franklin Income Fund ($55.3 billion), Mutual Global Discovery Fund ($16.6 billion), Templeton Growth Fund ($13.9 billion) and Franklin California Tax-Free Income Fund ($13.4 billion). These five funds represented, in the aggregate, 24% of total AUM.
Our cross-border products, which are comprised of a variety of investment funds domiciled in Luxembourg and Ireland and registered for sale to non-U.S. investors in 39 countries, accounted for $130.8 billion of AUM as of September 30, 2011. Our three largest cross-border funds and their AUM were FTIF - Templeton Global Bond Fund ($43.0 billion), FTIF - Templeton Global Total Return Fund ($22.2 billion) and FTIF - Templeton Asian Growth Fund ($14.1 billion).

These three funds represented, in the aggregate, 12% of total AUM.
In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $39.0 billion of AUM as of September 30, 2011.
On a company-wide basis, our managed accounts, alternative investment products and trusts accounted for $129.1 billion of AUM as of September 30, 2011, of which $5.6 billion included Darby products and real estate, emerging markets and global fixed-income investment partnerships.
3.    AUM by Product and Investment Categories
The following table shows AUM by the various types of our sponsored investment products and investment categories as of September 30, 2011:

(in billions) CATEGORY	INVESTMENT CLASSIFICATION	U.S. Funds	Cross- Border Funds	Local/ Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	Invests primarily in equity securities of companies located in the Asia-Pacific region	$2.0	$17.7	$3.4	$14.6	$37.7
Canada	Invests primarily in equity securities of companies located in Canada	—	—	3.7	2.0	5.7
Europe, the Middle East and Africa	Invests primarily in equity securities of companies located in Europe, the Middle East and Africa	1.7	4.7	6.0	0.5	12.9
U.S.	Invests primarily in equity securities of companies located in the U.S.	56.1	4.7	1.2	6.4	68.4
Emerging Markets	Invests primarily in equity securities of companies located in developing regions of the world	4.6	7.0	3.5	3.0	18.1
Global/International	Invests primarily in equity securities of companies doing business either worldwide or only outside of the U.S.	57.3	9.1	5.7	39.3	111.4
Total Equity		121.7	43.2	23.5	65.8	254.2
Hybrid/Balanced
Asia-Pacific	Invests primarily in equity and fixed-income securities of companies located in the Asia-Pacific region	—	—	0.9	1.6	2.5
Canada	Invests primarily in equity and fixed-income securities of companies located in Canada	—	—	1.6	2.1	3.7
Europe, the Middle East and Africa	Invests primarily in equity and fixed-income securities of companies located in Europe, the Middle East and Africa	—	0.7	—	—	0.7
U.S.	Invests primarily in equity and fixed-income securities of companies located in the U.S.	65.8	1.1	—	13.8	80.7
Global/International	Invests primarily in equity and fixed-income securities of companies doing business either worldwide or only outside of the U.S.	1.0	1.1	0.1	11.5	13.7
Total Hybrid/Balanced		66.8	2.9	2.6	29.0	101.3

(in billions) CATEGORY	INVESTMENT CLASSIFICATION	U.S. Funds	Cross- Border Funds	Local/ Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Fixed-Income
Asia-Pacific	Invests primarily in debt securities offered by companies and governments located in the Asia-Pacific region	$—	$4.2	$3.6	$1.2	$9.0
Canada	Invests primarily in debt securities of companies and governments located in Canada	—	—	3.4	0.4	3.8
Europe, the Middle East and Africa	Invests primarily in debt securities of companies and governments located in Europe, the Middle East and Africa	—	0.8	—	6.3	7.1
Tax-Free	Invests primarily in municipal bond issuers located in the U.S.	67.4	—	—	4.6	72.0
U.S. Taxable	Invests primarily in taxable debt securities of companies and governments located in the U.S.	32.7	6.1	1.9	6.2	46.9
Emerging Markets	Invests primarily in taxable debt securities of companies and governments located in developing countries worldwide	1.1	7.0	0.5	6.1	14.7
Global/International	Invests primarily in debt securities of companies and governments doing business either worldwide or only outside of the U.S.	66.2	66.0	2.5	9.5	144.2
Total Fixed- Income		167.4	84.1	11.9	34.3	297.7
Cash Management	Invests primarily in money market instruments and short-term securities	5.1	0.6	1.0	—	6.7
Total		$361.0	$130.8	$39.0	$129.1	$659.9

II.	BANKING/FINANCE BUSINESS
Our secondary business segment is banking/finance, which offers select retail banking, private banking and consumer lending services through our banking and finance subsidiaries. Our banking and consumer lending activities include consumer credit and debit cards, real estate equity lines and home equity/mortgage and automobile lending.
One of our subsidiaries, Fiduciary Trust, a New York state-chartered bank, with assets of $1,004.5 million and deposits of $699.7 million as of September 30, 2011, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts. Fiduciary Trust offers investment management, custody and related services to high net-worth individuals and families and to institutional accounts. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Deposits generally include demand and savings deposits, primarily from our private banking clients.
Our auto-financing subsidiary, Franklin Capital Corporation (“FCC”), engages primarily in the servicing of retail installment sales contracts. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the U.S. As of September 30, 2011, FCC’s assets primarily consisted of $181.7 million of outstanding automobile loan principal, including $155.1 million that has been securitized, and $19.4 million of restricted cash representing credit enhancements in FCC securitizations entered into prior to fiscal year 2009. We do not anticipate that FCC will enter into any new securitization transactions during fiscal year 2012. Trends in the economy and credit markets can significantly influence automobile loans by impacting borrowers' ability to repay loans, which can adversely affect FCC's business.
Our subsidiary FTB&T, a chartered federal savings bank, with assets of $337.6 million and deposits of $190.5 million as of September 30, 2011, is insured by the FDIC. FTB&T provides general consumer loan products, such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and automobile loans, and a limited number of commercial real estate loans. FTB&T’s deposit products generally include demand, savings and time deposits from the general public and brokered time deposits. FTB&T also provides Advisor Directed Trust®, a directed trust service.
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
There is uncertainty associated with the regulatory environment in which we operate, including uncertainty created by the enactment of the Reform Act in 2010. The Reform Act, as well as other legislative and regulatory changes, may impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products. Due to the complexity and broad scope of the Reform Act and time required for ongoing regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that changes in regulation would have on our business.
In the U.S., we are subject to regulation and supervision by, among others, the SEC, FINRA, the Federal Reserve Board (the “FRB”), the FDIC, the Office of the Comptroller of the Currency (“OCC”) and the New York State Department of Financial Services (“NYDFS”), formerly known as the New York State Banking Department. To the extent our operations or trading in our securities take place outside the U.S., we are subject to regulation by non-U.S. regulations and regulators, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Globally, we are subject to regulation and supervision by, among others, the Australian Securities and Investments Commission; the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Office of the Superintendent of Financial Institutions Canada as well as provincial and territorial regulators of financial services and securities in Canada and the Mutual Fund Dealers Association of Canada; the Cayman Islands Monetary Authority; the China Securities Regulatory Commission; the Autorité des Marchés Financiers in France; the Federal Financial Supervisory Authority in Germany; the Securities and Futures Commission of Hong Kong; the Securities and Exchange Board of India; the Central Bank of Ireland; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Agency in Japan; the Korean Ministry of Finance and Economy, the Financial Services Commission and the Financial Supervisory Service in Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Malaysian Securities Commission; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in The Netherlands; the Polish Securities and Exchange Commission; the Romanian National Securities Commission; the Monetary Authority of Singapore; the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Taiwan Securities and Futures Bureau, the Ministry of Finance and the Commerce Department, Ministry of Economic Affairs in Taiwan; the Dubai Financial Services Authority in the United Arab Emirates; the Financial Services Authority in the United Kingdom; and the State Securities Commission of Vietnam.
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
FINRA Conduct Rules limit the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal sales and distribution subsidiary in the U.S., which earns distribution fees on the distribution of fund shares in the U.S. The SEC has proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
In addition, in connection with our secondary business segment, banking/finance, we are currently a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and the restrictions, limitations and prohibitions of the BHC Act, as amended by the GLB Act. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities, which may apply to our business.
FRB policy historically has required bank holding companies to act as a source of strength to their banking subsidiaries and to commit capital and financial resources to support those subsidiaries. The Reform Act codified this policy as a statutory requirement. Such support may be required by the FRB at times when we might otherwise determine not to provide it. In addition, under FRB policy bank holding companies should pay cash dividends on common stock only out of income available from the previous fiscal year and only if prospective earnings retention is consistent with anticipated future needs and financial condition.
The Federal banking agencies apply risk-based and leverage capital guidelines to evaluate the capital adequacy of bank holding companies and depository institutions. The FRB's capital adequacy guidelines applicable to Franklin, the FDIC's capital adequacy guidelines applicable to Fiduciary Trust, and the OCC's capital adequacy guidelines applicable to FTB&T are substantially the same. Under the banking agencies' capital guidelines, Franklin and our banking subsidiaries must meet specific capital adequacy requirements that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered “well capitalized” under the current guidelines, a bank holding company must maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%, and a bank must maintain a minimum Tier 1 leverage ratio of 5%. Bank holding companies are also subject to a leverage requirement, generally at least 5%, but that requirement is not a condition for “well capitalized” status. As of September 30, 2011, our Tier 1 leverage ratio was 55%, and our Tier 1 risk-based capital and total risk-based capital ratios were 53%. In addition, both Fiduciary Trust and FTB&T were well capitalized as of September 30, 2011. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, such as Fiduciary Trust and FTB&T, if they become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.
Pursuant to the GLB Act, a qualifying bank holding company may elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in non-financial activities. To qualify as a financial holding company, each of a bank holding company’s U.S. subsidiary banks and other depository institution subsidiaries, which are not subject to an exemption, must be and remain at all times well capitalized and well managed. The Reform Act added the condition that the bank holding company itself must be and remain at all times well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. While FTB&T is subject to CRA requirements, Fiduciary Trust remains exempt from such requirements because it qualifies as a special purpose bank. If, however, we do not continue to meet all of the requirements for status as a financial holding company, we would, depending on which requirement is not met, be required to (i) cause Fiduciary Trust or FTB&T to meet such requirement and, in the meantime, seek prior FRB approval to undertake certain new activities or certain banking and non-banking acquisitions, or (ii) either discontinue our banking (but not our thrift) business, or discontinue those activities not generally permissible for bank holding companies.
The BHC Act generally requires that a bank holding company obtain prior approval of the FRB before acquiring control of any bank. In addition, the FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the financial holding company does not have appropriate financial and managerial resources. The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of law or regulation. Civil money penalties may be imposed for certain activities conducted on a knowing or reckless basis if those activities cause a substantial loss to the bank holding company.
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
The operations and activities of Fiduciary Trust are subject to extensive regulation, supervision and examination by the FDIC and NYDFS while the operations and activities of our other subsidiaries, including FTB&T, are subject to oversight by the OCC and various state regulators. The laws and regulations of these regulators generally impose restrictions and requirements, with which we must comply, on capital adequacy, anti-money laundering, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits and the provision of services.
The federal banking agencies and the NYDFS have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Franklin, our thrift and banking subsidiaries, as well as officers, directors and other so-called “institution-affiliated parties” of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if certain circumstances exist.
COMPETITION
The financial services industry is a highly competitive global industry. There are approximately 9,000 open-end investment funds of varying sizes, and with varying investment policies and objectives, whose shares are offered to the public in the U.S., and there are approximately 60,000 open-end investment funds whose shares are offered to the public outside the U.S.
We face strong competition from numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions, which offer a wide range of financial and investment management services to the same institutional accounts, separate accounts, retail investors and high net-worth clients that we are seeking to attract. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged.
Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the U.S. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker/dealer and other financial institution distribution network as well as with high net-worth and institutional clients. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary drivers of competition in the financial services industry.
The periodic establishment of new investment management firms and investment products increases the competition that we face. Many of our competitors have long-standing and established relationships with broker/dealers, investment advisers and their clients. Others have focused on, offer and market specific product lines, which provide strong competition to certain of our asset classes. In addition, consolidation in the financial services industry has created stronger competitors, some with greater financial resources and broader distribution channels than our own.
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
We maintain a technology platform to compete with the rapidly developing and evolving marketplace. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced platforms for their products, which could affect our business.
We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major financial publications, as well as on television and the Internet, to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, newspaper and magazine advertising, and social media content development.
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
EMPLOYEES
As of September 30, 2011, we employed approximately 8,500 employees and operated offices in 34 countries. We consider our relations with our employees to be satisfactory.

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
The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Franklin, who file electronically with the SEC, at www.sec.gov. Additional information about the Company’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war, terrorism or financial crises, changes in the equity marketplace, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of AUM and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting, tax and privacy laws and regulations. There is uncertainty associated with the regulatory environment in which we operate, including uncertainty created by the enactment of the Reform Act. The Reform Act, as well as other legislative and regulatory changes, may impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that changes in regulation would have on our business.
Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, income and earnings.

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
In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations and prohibitions of the BHC Act, as amended, and the GLB Act. The provisions of the Reform Act are expected to have an impact on our banking/finance business. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary

Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while other subsidiaries are subject to oversight by the OCC and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.
Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our AUM, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our clients.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the U.S. and various non-U.S. jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our future results of operations, profitability and financial condition.
Any significant limitation, failure or security breach of our software applications, technology or other systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.
Further, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, our failure to properly manage and operate our data centers could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.
Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our sponsored investment products, that consist of investment funds and institutional, high net-worth and separately-managed accounts. Our investment management and related services include fund administration, shareholder services, transfer agency, sales, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations required to be adopted under the Reform Act as well as regulations under consideration outside the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential clients, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Reform Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with our income and earnings generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in The Bahamas, Asia, Europe, Canada, Latin America, Australia, the Middle East and Africa. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with international AUM than with U.S. AUM. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business continues to grow in non-U.S. markets, any ongoing and future business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
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
We could suffer losses in our revenues and income if our reputation is harmed. Our reputation is important to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of AUM and cause us to suffer a corresponding loss in our revenues and income. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations, or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.
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
 Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to significant market-specific political, economic or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S.
Our revenues, income and earnings could be adversely affected if the terms of our management agreements are significantly altered or these agreements are terminated by the funds and other sponsored investment products we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds and other sponsored investment products we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenues that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our income and earnings.
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations, and governmental or regulatory investigations and/or examinations that have been inactive could become active. In addition, we may be named in litigation. We may be obligated, and under our certificate of incorporation and by-laws and our standard form of indemnification agreement with certain directors in some instances, we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
Our ability to meet cash needs depends upon certain factors, including the market value of our assets, operating cash flows and our perceived creditworthiness. Our ability to meet anticipated cash needs depends upon factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. If we are unable to obtain funds and financing, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and have an adverse effect on investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to obtain funds and financing, or access the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted.
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
Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized, and liquidity needs could affect our banking business. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the BHC Act. Franklin and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if Franklin or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our banking subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies. In addition, liquidity needs could affect our banking business, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank (“FHLB”) advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Brazil, Canada, China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, The Netherlands, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2011, we leased and occupied approximately 1,092,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 76,000 square feet of excess leased space.
In addition, we own four buildings in San Mateo, California; five buildings in Rancho Cordova, California; two buildings in Stockton, California; five buildings in St. Petersburg, Florida; one building in Ft. Lauderdale, Florida; three buildings in Hyderabad, India; and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,111,000 square feet of space. We have leased to third parties approximately 347,000 square feet of excess owned space.
We perform operations related to our investment management and related services in almost all locations. We perform operations related to our banking/finance business segment principally in New York, New York; Salt Lake City, Utah; and San Mateo, California.

Item 3.	Legal Proceedings.
The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 15, 2011. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
VIJAY C. ADVANI
AGE 50
Executive Vice President - Global Advisory Services since March 2011; formerly, Executive Vice President-Global Distribution of Franklin from June 2008 to March 2011, and Executive Vice President-Global Advisor Services of Franklin from December 2005 to June 2008; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.
CHARLES B. JOHNSON
AGE 78
Chairman of the Board since December 1999 and director of Franklin since 1969; formerly, Chief Executive Officer of Franklin; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.

GREGORY E. JOHNSON
AGE 50
President of Franklin since December 1999 and Chief Executive Officer of Franklin since January 2004; officer and/or director of various subsidiaries of Franklin.
JENNIFER M. JOHNSON
AGE 47
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
AGE 71
Vice Chairman since December 1999 and director of Franklin since 1969; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.
KENNETH A. LEWIS
AGE 50
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
JOHN M. LUSK
AGE 53
Executive Vice President - Investment Management since March 2011; formerly, Executive Vice President-Portfolio Operations of Franklin from December 2005 to March 2011, and Vice President of Franklin from January 2004 to December 2005; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.
CRAIG S. TYLE
AGE 51
Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer of various investment companies of the Company.
WILLIAM Y. YUN
AGE 52
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
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 30, 2011, the closing price of our common stock on the NYSE was $95.64 per share. At October 31, 2011, there were approximately 4,944 stockholders of record of our common stock.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years.

Quarter	2011 Fiscal Year		2010 Fiscal Year
	High	Low	High	Low
October-December	$125.00	$106.04	$116.38	$95.86
January-March	$130.97	$108.33	$114.71	$94.43
April-June	$131.65	$120.50	$121.89	$85.20
July-September	$137.56	$93.58	$109.19	$84.00
We declared regular cash dividends of $1.00 per share (or $0.25 per share per quarter) in the fiscal year ended September 30, 2011 (“fiscal year 2011”), and regular cash dividends of $0.88 per share (or $0.22 per share per quarter) and a special cash dividend of $3.00 per share in the fiscal year ended September 30, 2010 (“fiscal year 2010”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
On July 6, 2011, our subsidiary Franklin Templeton Investments Australia Limited transferred 85,000 unregistered shares of our common stock having an aggregate value of $11.4 million as of that date in a private placement in accordance with Rule 506 under the Securities Act of 1933, as amended, in connection with the subsidiary's acquisition of all of the outstanding shares of Balanced Equity Management Pty. Limited (“BEM”), a specialty Australian equity manager.
The following table provides information with respect to the shares of Franklin's common stock we repurchased during the three months ended September 30, 2011.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	—	$—	—	7,853,807
August 2011	1,199,693	$113.85	1,199,693	6,654,114
September 2011	1,909,138	$105.01	1,909,138	4,744,976
Total	3,108,831		3,108,831

     Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2010, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At September 30, 2011, approximately 4.7 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2011		2010	2009	2008	2007
Summary of Operations (in millions)
Operating revenues	$7,140.0		$5,853.0	$4,194.1	$6,032.4	$6,205.8
Net income attributable to Franklin Resources, Inc.	1,923.6		1,445.7	896.8	1,588.2	1,772.9
Financial Data (in millions)
Total assets	$13,775.8	[1]	$10,708.1	$9,468.5	$9,176.5	$9,932.3
Long-term debt[2]	968.2		947.9	42.0	156.4	162.1
Long-term debt of consolidated sponsored investment products	134.8		—	—	—	—
Long-term debt of consolidated variable interest entities	1,035.4		—	—	—	—
Franklin Resources, Inc. stockholders’ equity	8,524.7		7,727.0	7,632.2	7,074.4	7,332.3
Operating cash flows	1,621.8		1,651.0	641.4	1,409.2	1,673.6
Investing cash flows	435.9		(32.7)	289.9	(1,096.1)	(306.2)
Financing cash flows	(968.2)		(594.9)	(340.6)	(1,300.0)	(1,449.2)
Assets Under Management (“AUM”) (in billions)
Ending	$659.9		$644.9	$523.4	$507.3	$645.9
Average[3]	694.4		571.1	442.2	604.9	582.0
Per Common Share
Earnings
Basic	$8.66		$6.36	$3.87	$6.68	$7.07
Diluted	8.62		6.33	3.85	6.62	6.99
Cash dividends	1.00		3.88	0.84	0.80	0.60
Book value	41.82		34.49	33.28	30.39	29.87
Employee Headcount	8,453		7,927	7,745	8,809	8,699
__________________
1    Includes balances of variable interest entities not consolidated prior to October 1, 2010.
2    Includes non-current portion of FHLB advances classified as banking/finance liabilities on our consolidated balance sheets.
3    Represents simple monthly average AUM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail.

While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.
Overview
We are a global investment management organization and derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include registered open-end and closed-end funds, unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our services include fund administration, shareholder services, transfer agency, sales, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby®. We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or that of other companies.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report on Form 10-K, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.
Our secondary business is banking/finance. Our banking/finance group offers select retail banking, private banking and consumer lending services through our banking and finance subsidiaries. Our banking and consumer lending activities include consumer credit and debit cards, real estate equity lines and home equity/mortgage and automobile lending.
During the fiscal year ended September 30, 2011 (“fiscal year 2011”), overall market returns were mixed, as evidenced by a 4% decrease in the MSCI World Index and a 1% increase in the S&P 500 Index. The global economy recovered during the first half of the fiscal year, but stalled during the third fiscal quarter amid concerns about economic growth and the sovereign debt crisis in Europe. During the fourth fiscal quarter the year-to-date economic growth was substantially reversed and volatility significantly increased amidst negative sentiment in the global financial markets following the downgrade of the U.S. Treasury debt rating and increased concerns related to European sovereign debt, resulting in decreases of 17% and 14% in the MSCI World Index and S&P 500 Index. Our average AUM, fee revenues and operating and net income all benefited from the growth periods during the year and increased significantly from the fiscal year ended September 30, 2010 (“fiscal year 2010”).
Our total AUM at September 30, 2011 was $659.9 billion, 2% higher than at September 30, 2010. Increases from $36.4 billion of net new flows and $12.5 billion from acquisitions were largely offset by $30.5 billion in market depreciation in the current fiscal year. As the market depreciation occurred primarily during the fourth fiscal quarter, our simple monthly average AUM (“average AUM”) increased 22% over the prior year. Long-term sales increased 17% to $220.8 billion for fiscal year 2011, with more than 50% coming from outside the U.S. The increases occurred in all investment objectives with the exception of tax-free fixed-income, and remained strong in our global/international fixed-income and equity products. However, redemption activity also increased in all investment objectives as a result of ongoing market volatility, and included $12.0 billion from one institutional advisory account in the first quarter of fiscal year 2011.
The business and regulatory environments in which we operate remain uncertain and subject to change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) may impose additional restrictions and limitations on our business. We will continue to review and evaluate the Reform Act and the extent of its impact on our business as the various rules and regulations required for implementation continue to be adopted.
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
Results of Operations

(dollar amounts in millions, except per share data)
for the fiscal years ended September 30,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating Income	$2,659.8	$1,958.7	$1,202.6	36%	63%
Net Income Attributable to Franklin Resources, Inc.	1,923.6	1,445.7	896.8	33%	61%
Earnings Per Share
Basic	$8.66	$6.36	$3.87	36%	64%
Diluted	8.62	6.33	3.85	36%	64%
Operating Margin[1]	37.3%	33.5%	28.7%

___________________
1    Defined as operating income divided by total operating revenues.
Operating income increased $701.1 million and net income attributable to Franklin Resources, Inc. increased $477.9 million in fiscal year 2011 primarily due to a 27% increase in investment management fee revenues, which was driven by a 22% increase in average AUM and a higher effective management fee rate.
Operating income increased $756.1 million and net income attributable to Franklin Resources, Inc. increased $548.9 million in fiscal year 2010 primarily due to a 39% increase in investment management fee revenues, which was driven by a 29% increase in average AUM and a higher effective management fee rate.
Diluted earnings per share increased in fiscal years 2011 and 2010, consistent with the increases in net income and 2% decreases in both years in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)				2011 vs. 2010	2010 vs. 2009
as of September 30,	2011	2010	2009
Equity
Global/international	$185.8	$204.2	$183.1	(9)%	12%
United States	68.4	69.5	63.9	(2)%	9%
Total equity	254.2	273.7	247.0	(7)%	11%
Hybrid	101.3	110.8	98.2	(9)%	13%
Fixed-Income
Tax-free	72.0	77.7	69.6	(7)%	12%
Taxable
Global/international	178.8	130.7	63.3	37%	106%
United States	46.9	45.4	38.4	3%	18%
Total fixed-income	297.7	253.8	171.3	17%	48%
Cash Management	6.7	6.6	6.9	2%	(4)%
Total	$659.9	$644.9	$523.4	2%	23%
Average for the Year[1]	$694.4	$571.1	$442.2	22%	29%
____________________

[1]	Investment management fees from approximately 59% of our AUM at September 30, 2011 were calculated using daily average AUM.
AUM at September 30, 2011 was 2% higher than at September 30, 2010, driven by $36.4 billion of positive net new flows and $12.5 billion from acquisitions, largely offset by $30.5 billion in market depreciation. The net new flows were primarily due to higher sales of global/international fixed-income products, while the market depreciation mostly related to global/international products in both equity and fixed-income investment objectives as volatile market conditions during the fourth fiscal quarter led to significant valuation decreases. During fiscal year 2010, AUM increased 23%, driven by positive net new flows of $69.9 billion, primarily due to significantly higher sales of fixed-income products, and market appreciation of $54.3 billion, related to both equity and fixed-income products as improved market conditions led to significant valuation increases.
Average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased by 22% and 29% during fiscal year 2011 and 2010.

The average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products during fiscal years 2011 and 2010 reflects investor preference for globally diversified fixed-income investments, partially offset by a decrease in demand for tax-free fixed-income investments.

for the fiscal years ended September 30,	2011	2010	2009
Equity
Global/international	32%	32%	34%
United States	11%	12%	13%
Total equity	43%	44%	47%
Hybrid	16%	18%	19%
Fixed-Income
Tax-free	10%	13%	14%
Taxable
Global/international	23%	17%	11%
United States	7%	7%	7%
Total fixed-income	40%	37%	32%
Cash Management	1%	1%	2%
Total	100%	100%	100%
Components of the change in our AUM were as follows:

(dollar amounts in billions) for the fiscal years ended September 30,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Beginning AUM	$644.9	$523.4	$507.3	23%	3%
Long-term sales	220.8	188.5	110.4	17%	71%
Long-term redemptions	(184.8)	(122.8)	(115.6)	50%	6%
Net cash management	0.4	4.2	(0.3)	(90)%	NM
Net new flows	36.4	69.9	(5.5)	(48)%	NM
Reinvested distributions	16.3	11.5	14.1	42%	(18)%
Net flows	52.7	81.4	8.6	(35)%	847%
Distributions	(19.7)	(14.2)	(17.9)	39%	(21)%
Acquisitions	12.5	—	—	NM	NM
Appreciation (depreciation) and other	(30.5)	54.3	25.4	NM	114%
Ending AUM	$659.9	$644.9	$523.4	2%	23%

Components of the change in our AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	53.3	19.6	21.4	9.5	102.8	14.2	—	220.8
Long-term redemptions	(61.0)	(19.1)	(29.0)	(14.3)	(48.5)	(12.9)	—	(184.8)
Net exchanges	(0.5)	0.3	0.5	(1.9)	2.4	(0.5)	(0.3)	—
Net cash management	—	—	—	—	—	—	0.4	0.4
Net new flows	(8.2)	0.8	(7.1)	(6.7)	56.7	0.8	0.1	36.4
Reinvested distributions	2.7	1.6	4.2	2.2	4.3	1.3	—	16.3
Net flows	(5.5)	2.4	(2.9)	(4.5)	61.0	2.1	0.1	52.7
Distributions	(3.3)	(1.7)	(5.2)	(3.2)	(4.6)	(1.7)	—	(19.7)
Acquisitions	12.5	—	—	—	—	—	—	12.5
Appreciation (depreciation) and other	(22.1)	(1.8)	(1.4)	2.0	(8.3)	1.1	—	(30.5)
AUM at September 30, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2009	$183.1	$63.9	$98.2	$69.6	$63.3	$38.4	$6.9	$523.4
Long-term sales	50.5	13.4	16.7	14.3	79.5	14.1	—	188.5
Long-term redemptions	(47.0)	(14.1)	(13.2)	(9.1)	(29.2)	(10.2)	—	(122.8)
Net exchanges	(0.6)	(0.3)	(0.2)	(0.1)	5.4	0.3	(4.5)	—
Net cash management	—	—	—	—	—	—	4.2	4.2
Net new flows	2.9	(1.0)	3.3	5.1	55.7	4.2	(0.3)	69.9
Reinvested distributions	1.5	0.7	3.8	2.0	2.3	1.2	—	11.5
Net flows	4.4	(0.3)	7.1	7.1	58.0	5.4	(0.3)	81.4
Distributions	(1.5)	(0.8)	(4.9)	(3.2)	(2.3)	(1.5)	—	(14.2)
Appreciation and other	18.2	6.7	10.4	4.2	11.7	3.1	—	54.3
AUM at September 30, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2009	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2008	$190.3	$72.9	$93.9	$59.7	$52.7	$30.5	$7.3	$507.3
Long-term sales	31.6	10.3	11.8	12.4	31.5	12.8	—	110.4
Long-term redemptions	(39.3)	(14.2)	(13.9)	(9.7)	(28.9)	(9.6)	—	(115.6)
Net exchanges	(1.0)	(0.5)	(0.6)	(0.2)	2.2	1.0	(0.9)	—
Net cash management	—	—	—	—	—	—	(0.3)	(0.3)
Net new flows	(8.7)	(4.4)	(2.7)	2.5	4.8	4.2	(1.2)	(5.5)
Reinvested distributions	4.6	1.4	3.7	1.8	1.5	1.1	—	14.1
Net flows	(4.1)	(3.0)	1.0	4.3	6.3	5.3	(1.2)	8.6
Distributions	(5.0)	(1.8)	(4.8)	(2.9)	(2.0)	(1.4)	—	(17.9)
Appreciation (depreciation) and other	1.9	(4.2)	8.1	8.5	6.3	4.0	0.8	25.4
AUM at September 30, 2009	$183.1	$63.9	$98.2	$69.6	$63.3	$38.4	$6.9	$523.4

As discussed above, AUM increased $15.0 billion or 2% during fiscal year 2011. The net increase was almost entirely due to global/international fixed-income products, which had continued strong sales throughout the year, partially offset by higher redemption levels and market depreciation experienced in the fourth fiscal quarter. The increase in fixed-income products was significantly offset by decreased AUM in global/international equity and hybrid products, which had net new outflows in addition to fourth quarter market depreciation. Negative sentiment in the global financial markets in the fourth quarter resulting from the downgrade of the U.S. Treasury debt rating and increased concerns related to European sovereign debt served to more than offset the market gains from the first three quarters and led to a decrease in the MSCI World Index of 4% for the fiscal year.
Total net new flows decreased 48% from the prior year. Long-term sales totaled $220.8 billion, a 17% increase from the prior year, led by growth in global/international fixed-income products. Long-term redemptions increased 50% to $184.8 billion, with increases in all investment objectives, as a result of ongoing market volatility amid investor concerns about economic growth, the sovereign debt crisis in Europe and default risk associated with municipal bonds. Redemptions included $12.0 billion from one institutional advisory account in the hybrid objective and losses of a few global equity institutional accounts.
AUM increased $121.5 billion or 23% during fiscal year 2010, driven by $69.9 billion of net new flows primarily in global/international fixed-income products and $54.3 billion of market appreciation across all investment objectives as improved market conditions led to significant valuation increases. The overall market improvement was evidenced by increases in the MSCI World and S&P 500 indexes of 7% and 10% during the fiscal year.
AUM increased $16.1 billion or 3% during the fiscal year ended September 30, 2009 (“fiscal year 2009”), primarily resulting from $25.4 billion of market appreciation predominantly in fixed-income products and $11.5 million of net new flows of fixed-income products, partially offset by $15.8 million of net new outflows of equity and hybrid products.
The average mix of AUM by sales region is shown below.

(dollar amounts in billions)		% of Total		% of Total		% of Total
for the fiscal years ended September 30,	2011		2010		2009
United States	$459.4	66%	$404.3	71%	$327.5	74%
Europe, the Middle East and Africa	109.3	16%	68.2	12%	43.6	10%
Asia-Pacific	66.5	9%	50.0	9%	34.8	8%
Canada	33.8	5%	31.3	5%	26.6	6%
Latin America[1]	25.4	4%	17.3	3%	9.7	2%
Total	$694.4	100%	$571.1	100%	$442.2	100%

________________
1        Latin America sales region includes North America-based advisors serving non-resident clients.
Growth in our international business reflects strong new flows in Europe and Asia. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
Our primary focus is on the long-term investment performance of our sponsored investment products. A standard measure of the performance of a large group of these products is the percentage of AUM exceeding benchmarks and peer group medians. The performance of our equity and fixed-income products was generally strong during the periods presented in the table below and our global/international funds frequently outperformed the benchmarks and peer group medians. Our global/international fixed-income funds generated exceptional results with over 97% of AUM exceeding benchmarks and peer group medians for the three-, five- and ten-year periods ended September 30, 2011. Our hybrid funds' performance was also exceptional with over 95% of AUM exceeding peer group medians for all periods presented below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Quartiles
As of September 30, 2011	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	37%	50%	52%	59%	62%	54%	56%	63%
United States	30%	53%	53%	76%	35%	52%	43%	47%
Total equity	35%	51%	53%	64%	54%	53%	52%	58%
Hybrid	2%	97%	14%	96%	96%	99%	95%	97%
Fixed-Income
Tax-free	24%	35%	0%	0%	69%	61%	89%	92%
Taxable
Global/international	1%	98%	97%	97%	6%	100%	98%	100%
United States	46%	73%	33%	48%	10%	28%	32%	46%
Total fixed-income	14%	77%	61%	60%	24%	78%	86%	88%
AUM measured in the benchmark and peer group rankings represents 82% and 79% of our total AUM as of September 30, 2011. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and asset-weighted in U.S. dollars. Private equity, strategic emerging market and real estate advisor funds, cash management and recently acquired U.K. unit trusts and Australian equity funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of November 11, 2011 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

Operating Revenues
In fiscal year 2011, we changed the presentation of our consolidated statements of income. See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K. Amounts for the comparative prior fiscal years have been reclassified to conform to the current year presentation.
The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each category.

for the fiscal years ended September 30,	Percentage Change		Percentage of Total Operating Revenues
	2011 vs. 2010	2010 vs. 2009	2011	2010	2009
Investment management fees	27%	39%	63%	61%	62%
Sales and distribution fees	16%	46%	32%	33%	32%
Shareholder servicing fees	6%	6%	4%	5%	6%
Other, net	(6)%	208%	1%	1%	0%
Total Operating Revenues	22%	40%	100%	100%	100%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and the sub-advised products that we manage as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided.
Investment management fees increased $956.8 million in fiscal year 2011. Approximately 87% of the increase was due to a 22% increase in average AUM, which was driven by net new flows from global/international fixed-income products and acquisitions, as well as higher valuation levels resulting from market appreciation across most investment objectives during the first nine months of the fiscal year. The increase in fees was also impacted to a lesser extent by higher fee rates as described below.
Investment management fees increased $996.1 million in fiscal year 2010. Approximately 76% of the increase was due to a 29% increase in average AUM, which was driven by net new flows primarily from global/international fixed-income products, as well as higher valuation levels resulting from market appreciation in all investment objectives. The remaining increase was primarily due to a higher effective investment management fee rate as described below.
Our effective investment management fee rate (investment management fees divided by average AUM) was 65.3 basis points for fiscal year 2011, as compared to 62.6 basis points for fiscal year 2010 and 58.3 basis points for fiscal year 2009. The rate increases primarily resulted from higher levels and relative weighting of international AUM, which were driven by growth in cross-border products. Generally, investment management fees earned on international products are higher than fees earned on U.S. products as they include fees to offset higher distribution costs.
Performance-based investment management fees were $63.9 million, $30.0 million and $9.4 million for fiscal years 2011, 2010 and 2009 and did not have a significant impact on our effective investment management fee rates.
The following table presents U.S. industry asset-weighted average management fee rates1.

(in basis points)	Industry Average
for the fiscal years ended September 30,	2011	2010	2009
Equity
Global/international	63	64	62
United States	47	47	47
Hybrid	40	39	39
Fixed-Income
Tax-free	37	37	36
Taxable
Global/international	56	54	53
United States	38	38	38
Cash Management	16	17	20

________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. as of September 30, 2011, 2010 and 2009 and include all U.S.-registered open-end funds that reported expense data to Lipper Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage our products and have a higher level of international AUM, both of which generate higher fees. Changes to our effective investment management fee rates in the U.S. have not varied significantly from changes in industry rates. During fiscal year 2011 our U.S. hybrid rate increased by approximately two basis points more than the industry rate due to the loss of a $12.0 billion institutional advisory account that had a low fee rate.
Investment management fees for the fiscal year ending September 30, 2012 may decrease from fiscal year 2011 as our AUM at September 30, 2011 was lower than the average AUM for fiscal year 2011.
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
Overall, sales and distribution fees increased $316.4 million in fiscal year 2011. Sales fees increased 2% to $752.0 million for fiscal year 2011 primarily due to a higher mix of commissionable equity product sales, which typically generate higher sales fees than fixed-income products. Total commissionable sales increased 3%, however the increase had no impact on sales fees due to a higher mix of international products, which typically generate lower fees than U.S. products.
Distribution fees were $1,511.5 million for fiscal year 2011, increasing 25% over the prior year primarily due to a 22% increase in average AUM and a higher relative mix of international AUM as discussed above in the “Investment Management Fees” section. Distribution fees on international products are generally higher than on U.S. products.
Overall, sales and distribution fees increased $614.2 million in fiscal year 2010. Sales fees increased 58% to $738.0 million primarily due to a 74% increase in total commissionable sales partially offset by a higher mix of fixed-income product sales. Distribution fees increased 40% to $1,209.1 million primarily due to a 29% increase in average AUM and a higher relative mix of international AUM.

Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 2.2 million accounts closed in the U.S. during calendar year 2010 were no longer billable effective July 1, 2011, as compared to approximately 3.2 million accounts closed during calendar year 2009 that were no longer billable effective July 1, 2010. Approximately 0.3 million accounts closed in Canada during calendar year 2010 were no longer billable effective May 1, 2011, compared to approximately 0.2 million accounts closed during calendar year 2009 that were no longer billable effective May 1, 2010.
Shareholder servicing fees increased $16.9 million in fiscal year 2011 primarily due to an $11.8 million increase in Europe resulting from a change in fee structures that became effective on January 1, 2011, a 15% increase in simple monthly average billable shareholder accounts originated in Europe, and a 3% increase in the value of the Euro against the U.S. dollar. Shareholder servicing fees increased $2.3 million in the U.S. mainly due to a 9% increase in simple monthly average billable shareholder accounts, partially offset by the impact of account conversions to omnibus accounts that earn lower fees.

Shareholder servicing fees increased $16.5 million in fiscal year 2010 primarily due to a 4% increase in simple monthly average billable shareholder accounts, predominantly related to shareholder accounts originated in the U.S., and a favorable currency impact mainly resulted from a 13% increase in the value of the Canadian dollar against the U.S. dollar.
Other, Net
Other, net revenue primarily consists of revenues from the banking/finance segment, net investment income from our consolidated sponsored investment products, and income from custody services. Banking/finance revenues include interest income on loans and servicing income and are reduced by interest expense and the provision for loan losses. Net investment income of our consolidated sponsored investment products is primarily comprised of dividend and interest income.
Other, net revenue decreased $3.1 million in fiscal year 2011 primarily due to an $11.5 million decrease in banking/finance segment revenues, which included $3.4 million of unrealized gains on residual interests from securitization transactions recognized in the prior year, $3.1 million of prior year interest income related to retained interests from securitizations that were subsequently sold, and a $2.2 million decrease in interest income on debt securities. The decrease was partially offset by a $6.7 million increase in net investment income from our consolidated sponsored investment products.
Other, net revenue increased $32.1 million in fiscal year 2010 primarily due to a $39.9 million increase in banking/finance segment revenues resulting from unrealized gains on residual interests from securitization transactions of $3.4 million, compared to unrealized losses in the prior year of $46.0 million. The increase was partially offset by a $7.4 million decrease in net investment income from our consolidated sponsored investment products.
Operating Expenses
In fiscal year 2011, we changed the presentation of our consolidated statements of income. See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K. Amounts for the comparative prior fiscal years have been reclassified to conform to the current year presentation.
The table below presents the percentage change in each operating expense category and the percentage of total operating expenses represented by each category.

for the fiscal years ended September 30,	Percentage Change		Percentage of Total Operating Expenses
	2011 vs. 2010	2010 vs. 2009	2011	2010	2009
Sales, distribution and marketing	19%	47%	61%	59%	52%
Compensation and benefits	14%	13%	27%	28%	32%
Information systems and technology	5%	6%	4%	4%	5%
Occupancy	1%	11%	3%	3%	4%
General, administrative and other	(1)%	14%	5%	6%	7%
Total Operating Expenses	15%	30%	100%	100%	100%
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

Sales, distribution and marketing expenses by cost driver are presented below:

(dollar amounts in millions)				Percentage Change
for the fiscal years ended September 30,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Asset-based expenses	$1,881.8	$1,418.2	$1,002.1	33%	42%
Sales-based expenses	675.8	676.0	407.8	0%	66%
Amortization of deferred sales commissions	155.2	188.7	143.0	(18)%	32%
Sales, Distribution and Marketing	$2,712.8	$2,282.9	$1,552.9	19%	47%
Asset-based expenses increased $463.6 million in fiscal year 2011 primarily due to a $331.7 million increase in distribution expenses on international products resulting from a 41% increase in average international AUM, and a $117.0 million increase in distribution expenses on U.S. products resulting from a 14% increase in average U.S. AUM. Asset-based expenses increased $416.1 million in fiscal year 2010 primarily due to a $249.5 million increase in distribution expenses on international products resulting from a 45% increase in average international AUM, and a $145.2 million increase in distribution expenses on U.S. products resulting from a 23% increase in average U.S. AUM. Distribution expenses, which are typically higher for international products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $0.2 million in fiscal year 2011. Total commissionable sales increased 3%, however higher international product sales were substantially offset by lower U.S. product sales and resulted in essentially flat sales commission expenses. International products typically generate lower commissions than U.S. products. Sales-based expenses increased $268.2 million in fiscal year 2010 primarily due to a 74% increase in commissionable sales.
Amortization of deferred sales commissions decreased $33.5 million in fiscal year 2011 primarily due to a $30.1 million decrease related to U.S. Class B shares, which were fully amortized during the year. Amortization of deferred sales commissions increased $45.7 million in fiscal year 2010 primarily due to a $44.2 million increase related to higher sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders.
Compensation and Benefits
Compensation and benefit expenses increased $150.2 million in fiscal year 2011 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $79.0 million, mainly due to higher bonus expense based on our performance and a $7.0 million increase related to private equity performance fees. Salaries, wages and benefits increased $74.6 million, primarily due to a $49.7 million increase in salaries and wages resulting from higher staffing levels, annual merit salary adjustments and unfavorable currency impacts, as well as an increase of $16.5 million in 401(k) plan matching contributions. At September 30, 2011, our global workforce had increased to approximately 8,500 employees from approximately 7,900 employees at September 30, 2010.
Compensation and benefit expenses increased $122.5 million in fiscal year 2010 primarily due to increases in variable compensation and commissions, partially offset by a decrease related to severance costs incurred in the prior fiscal year. Variable compensation increased $116.8 million, mainly due to higher bonus expense based on our performance. Commissions increased $28.4 million, reflecting higher levels of sponsored investment product sales. Severance costs of $38.4 million were recognized in fiscal year 2009 related to reductions to our global workforce of approximately 10%. Higher salaries, wages and benefits during fiscal year 2010 resulting from annual merit salary adjustments, unfavorable currency impacts and higher benefit costs were largely offset by the impact of reduced staffing levels. The level of our global workforce throughout most of the year was lower than in the prior fiscal year.
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

Information Systems and Technology
Information systems and technology costs increased $7.5 million and $8.7 million in fiscal years 2011 and 2010 primarily due to higher investments in strategic technology projects for operational and regulatory purposes.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2011	2010	2009
Net carrying value at beginning of year	$63.9	$65.2	$66.5
Additions, net of disposals	40.4	34.0	30.2
Amortization	(36.4)	(35.3)	(31.5)
Net Carrying Value at End of Year	$67.9	$63.9	$65.2
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs increased $1.0 million and $12.7 million in fiscal years 2011 and 2010 primarily due to facility improvement costs. Occupancy costs for fiscal year 2010 included approximately $6.0 million of non-recurring costs related to a property sublease.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $2.7 million in fiscal year 2011 primarily due to $38.5 million of net insurance recoveries for losses incurred in prior years, which were substantially offset by various expense increases. Fund administration services and shareholder servicing fees payable to external parties increased $10.6 million due to higher average AUM and consulting fees related to private equity performance fees increased $10.2 million. In addition, advertising and sales and promotion expenses increased $10.1 million and corporate travel expenses increased $5.8 million due to higher levels of business activity.
General, administrative and other operating expenses increased $28.9 million in fiscal year 2010 primarily due to a $10.9 million increase in fund administration services and shareholder servicing fees payable to external parties, which resulted from higher average AUM, a $7.4 million increase in advertising and sales and promotion expenses, and a $6.6 million increase in corporate travel expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
Other Income (Expenses)

(in millions)
for the fiscal years ended September 30,	2011	2010	2009
Investment and other income, net	$37.9	$119.1	$61.0
Consolidated sponsored investment products gains (losses), net	(36.1)	8.5	28.8
Interest expense	(37.4)	(16.5)	(3.8)
Other income (expenses), net	$(35.6)	$111.1	$86.0
Other income (expenses) includes net investment and other income, net realized and unrealized investment gains

(losses) on consolidated sponsored investment products, and interest expense from our investment management and related services business. Net investment and other income is comprised primarily of income related to our investments, including interest and dividends, gains (losses) from trading investments, realized gains (losses) on sales of available-for-sale investment securities, gains (losses) of assets and liabilities of consolidated variable interest entities (“VIEs”), income (losses) from equity method investees, other-than-temporary impairments and foreign currency exchange gains (losses).
Other income (expenses) decreased $146.7 million in fiscal year 2011 primarily due to market valuation losses, partially offset by higher realized gains. Lower market valuations resulted in $80.0 million of net losses from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) recognized in the current year due to implementation of new accounting guidance related to consolidation of VIEs and in $36.1 million of net losses from securities held by our consolidated sponsored investment products as compared to $8.5 million of net gains in the prior year. Lower market valuations also resulted in a $31.7 million decrease in net gains on trading investment securities, a $21.0 million decrease in income from equity method investees and a $12.1 million increase in other-than-temporary impairments on certain available-for-sale and other equity investments. In addition, interest expense increased by $20.9 million, primarily due to $900 million of long-term debt issued in May 2010. These decreases were partially offset by a $47.6 million increase in realized gains on available-for-sale investment securities.
Substantially all of the net losses of the consolidated CLOs and a significant noncontrolling percentage of the net losses from consolidated sponsored investment products are offset in nonredeemable noncontrolling interests in our consolidated statements of income.
Other income (expenses) increased $25.1 million in fiscal year 2010 primarily due to higher investment valuations. Recovery in the financial markets resulted in a $61.6 million decrease in other-than-temporary impairments on available-for-sale investment securities, a $24.2 million increase in net gains from trading investment securities and a $20.2 million increase in net realized gains on sale of available-for-sale investment securities. The increases were partially offset by decreases of $20.3 million in net gains from securities held by our consolidated investment products, $19.0 million in interest income, $14.6 million in net foreign currency exchange gains (losses), and $12.5 million in capital gain distributions. In addition, interest expense increased by $12.7 million, primarily related to the long-term debt issued in May 2010.
Our investments in sponsored investment products include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our sponsored investment product investments.
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
Our effective income tax rate for fiscal year 2011 was 30.62% as compared to 29.87% in fiscal year 2010 and 29.82% in fiscal year 2009. The increase in fiscal year 2011 was primarily due to net losses attributable to noncontrolling interests, partially offset by the recognition of higher tax reserves in the prior year resulting from new legislation. The increase in fiscal year 2010 was primarily due to the increase in tax reserves, partially offset by a valuation allowance release for state net operating losses and a favorable international tax ruling.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and earnings.

Liquidity and Capital Resources
The following table summarizes certain key financial data relating to our cash flows and uses of capital:

(in millions)
for the fiscal years ended September 30,	2011	2010	2009
Cash Flow Data
Operating cash flows	$1,621.8	$1,651.0	$641.4
Investing cash flows	435.9	(32.7)	289.9
Financing cash flows	(968.2)	(594.9)	(340.6)
Net cash provided by operating activities decreased in fiscal year 2011, despite an increase in net income, due to higher purchases of trading securities, a decrease in income taxes payable and higher net gains on sales of assets, partially offset by net losses of consolidated variable interest entities. Investing cash inflows in fiscal year 2011, as compared to investing cash outflows in the prior fiscal year, were mainly due to higher liquidations of investments, net of purchases, and a decrease in loans receivable held by consolidated variable interest entities, net. Net cash used in financing activities increased primarily due to proceeds from issuance of debt in the prior fiscal year, repayment of debt by consolidated VIEs, and higher repurchases of common stock, substantially offset by lower dividends paid on common stock, an increase in deposits, and higher net subscriptions of noncontrolling interests.
The assets and liabilities of our consolidated VIEs, which consist of CLOs and automobile loan securitization trusts, as well as consolidated sponsored investment products in the form of limited partnerships and similar structures, do not impact our liquidity and capital resources. We have no right to these entities' assets, beyond our direct investment in, and management fees generated from these entities, which are eliminated upon consolidation. The debt holders of these entities have no recourse to our assets beyond the level of our direct investment in these entities. We bear no risks associated with these liabilities and, therefore, do not consider them to be our obligations. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated sponsored investment products in the form of limited partnerships and similar structures are excluded from the discussion below.
The following table summarizes certain key balance sheet data relating to our liquidity and debt:

(in millions)
as of September 30,	2011	2010	2009
Assets
Cash and cash equivalents	$5,033.1	$4,123.7	$3,104.5
Receivables	746.8	684.2	581.8
Investments	2,206.6	1,876.2	2,146.3
Total liquid assets	$7,986.5	$6,684.1	$5,832.6
Liabilities
Debt
Commercial paper	$30.0	$30.0	$64.2
Federal Home Loan Bank advances	69.0	51.0	57.0
Long-term debt	899.2	898.9	—
Total debt	$998.2	$979.9	$121.2
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
Cash and cash equivalents at September 30, 2011 increased primarily due to net cash provided by operating activities and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 45% and 55% at September 30, 2011, as compared to 49% and 51% at September 30, 2010.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our sponsored investment products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. As of September 30, 2011 our U.S. and non-U.S. subsidiaries held approximately $2,140.4 million and $1,933.5 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our sponsored investment products.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
At September 30, 2011, our outstanding commercial paper had a total face value of $30.0 million and a weighted-average annualized interest rate of 0.16%.
The banking/finance segment secures advances from the Federal Home Loan Bank (“FHLB”) to fund its retail banking and consumer lending services. At September 30, 2011, we had $69.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.30% at September 30, 2011 and are subject to collateralization requirements.
In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015, and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. As of September 30, 2011, we were in compliance with the covenants of the notes.
At September 30, 2011, we had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.3 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $245.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $153.2 million available through the secured Federal Reserve Bank short-term discount window and $25.0 million available in secured FHLB short-term borrowing capacity.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, invest in our sponsored investment products, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.
On September 15, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share which was payable on October 14, 2011 to stockholders of record on September 30, 2011.
In July 2011, we acquired all of the outstanding shares of Balanced Equity Management Pty. Limited (“BEM”), a specialty Australian equity manager, for $53.7 million in cash and 85,000 shares of Franklin common stock with an aggregate value of $11.4 million at the acquisition date, for a total purchase consideration of $65.1 million.
In January 2011, we acquired all of the outstanding shares of Rensburg Fund Management Limited, a specialty U.K. equity manager, for $72.9 million in cash.
In December 2010, we purchased an office building to be used in business operations in Fort Lauderdale, Florida for $29.7 million in cash.
During fiscal year 2011, we invested $264.0 million, net of redemptions, in our sponsored investment products.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal year 2011, we repurchased 8.2 million shares of our common stock at a cost of $954.2 million. The common stock repurchases made as of September 30, 2011 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At September 30, 2011, approximately 4.7 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.
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

(in millions)	Payments Due by Period
as of September 30, 2011	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Time deposits[1]	$109.8	$54.3	$28.4	$12.0	$15.1
Long-term debt[1,2]	1,178.1	32.3	376.2	311.5	458.1
Long-term debt of consolidated sponsored investment products[1]	164.4	35.4	45.1	7.7	76.2
Long-term debt of consolidated VIEs[1]	1,096.7	44.0	36.5	227.3	788.9
Operating leases[3]	197.0	43.1	74.7	51.0	28.2
Purchase obligations[4]	127.5	73.8	47.3	6.4	—
Total Contractual Obligations	2,873.5	282.9	608.2	615.9	1,366.5
Loan origination commitments	128.2	80.1	0.7	4.1	43.3
Committed capital contributions[5]	67.2	46.8	17.2	3.0	0.2
Total Contractual Obligations and Commitments	$3,068.9	$409.8	$626.1	$623.0	$1,410.0
__________________________

[1]	Time deposits and long-term debt amounts include scheduled principal and interest payments.

[2]	Long-term debt consists of notes and FHLB advances.

[3]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $11.6 million.

[4]
Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

[5]	Committed capital contributions primarily relate to discretionary commitments to invest in planned sponsored investment product launches.
The debt holders of consolidated sponsored investment products have no recourse to our assets beyond the level of our direct investment in these entities.
On October 1, 2010, the Company adopted new accounting guidance related to the consolidation of VIEs. The adoption of the guidance resulted in the consolidation of VIEs that were not previously consolidated with long-term debt of $1,278.1 million as of October 1, 2010. The debt holders of the VIEs have recourse only to the corresponding collateralized assets of the VIEs. See Note 2 – New Accounting Guidance, Note 6 – Variable Interest Entities, and Note 13 – Debt, in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
As of September 30, 2011, our consolidated balance sheet reflects a liability for unrecognized tax benefits of $99.7 million, and related accrued interest of $20.3 million (see Note 14 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). The amount of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are $16.7 million and $6.4 million. However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2011 cannot be made. Consequently, unrecognized tax benefits have not been included in the table above.
Contingent Obligations
We are obligated to cover shortfalls for the consolidated automobile loan securitization trusts in amounts due to the holders of asset-backed securities up to certain levels. At September 30, 2011, the maximum potential amount of future payments related to these guarantees was $3.8 million and the fair value of the guarantees recognized as banking/finance liabilities in our consolidated balance sheet was not significant.
At September 30, 2011, the banking/finance segment had issued financial standby letters of credit totaling $9.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities at September 30, 2011.
Off-Balance Sheet Arrangements
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2011 and 2010, we held cash of approximately $124.5 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
Consolidation
We consolidate our subsidiaries and sponsored investment products in which we have a controlling financial interest. We are generally considered to have a controlling financial interest when we own a majority of the voting interest in an entity. We also consolidate VIEs for which we are considered the primary beneficiary and non-VIE limited partnerships and similar structures for which we are deemed to have control.
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
The assessment of whether an entity is a VIE or voting interest entity (“VOE”) involves judgment and analysis on a structure by structure basis. When performing the assessment we consider factors such as the entity's legal organization and our contractual involvement with and ownership interest in the entity. A limited partnership or similar structure entity for which we are the general partner or managing member, our aggregate investment is not substantive and the limited partners or other investors do not have the substantive ability to remove us as the general partner or managing member or to otherwise participate in the decision making of the entity is a VIE. Otherwise the entity is a VOE and we are presumed to control the entity unless the limited partners or other investors have the substantive ability to remove us as the general partner or managing member or to otherwise participate in the decision making of the entity.
We use two different models for determining whether we are the primary beneficiary of VIEs. For all investment entities with the exception of CLOs, we are considered to be the primary beneficiary if we have the majority of the risks and rewards of ownership. For all other VIEs, including CLOs, we are considered to be the primary beneficiary if we have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
The variable interests that we have in investment entity VIEs, other than CLOs, generally consist of our equity ownership interest in and investment management and related service fees earned from these VIEs. We use expected cash flow scenarios to determine if our investment management and related service fees and/or equity ownership interests provide us with a majority of the VIE's expected losses or residual returns. Based on our evaluation, we determined we were not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the twelve months ended September 30, 2011.
We provide collateral management services to CLOs which are considered VIEs. These CLOs are asset-backed financing entities collateralized by a pool of assets, primarily corporate loans and, to a lesser extent, high-yield bonds. We generally earn management fees in the form of senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, we hold equity interests in certain of these investment vehicles. We determined that we are the primary beneficiary of the CLOs as we have the power to direct the activities that most significantly impact the CLOs' economic performance in our role as collateral manager and hold a variable interest for which we have the right to receive benefits that could potentially be significant to the CLOs.
In previous years we entered into automobile loan securitization transactions with securitization trusts, which then issued asset-backed securities to private investors. We retained certain interests as part of the securitization transactions, which consist of interest-only strips receivable and cash on deposit. We also retained servicing responsibilities for the securitization trusts and receive annual servicing fees. Our services primarily consist of the management, service and administration of the loans, collection and posting of payments, and maintenance of accounts for the benefit of, and making distributions to, the holders of the asset-backed securities. We determined that we are the primary beneficiary of the securitization trusts as we have the power to direct the activities that most significantly impact the securitization trusts' economic performance in our role as servicer and hold a variable interest for which we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the securitization trusts. The securitization trusts were not subject to consolidation under the accounting guidance in effect prior to October 1, 2010.
Our evaluation of whether we qualify as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The key estimates and assumptions used in our analyses may include the amount of AUM, investment management and related service fee rates, the life of the investment product, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs and securitization trusts are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs' economic performance and the obligation to absorb losses of or the right to receive benefits from VIEs that could potentially be significant to the VIEs.
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

Level 2
Observable inputs other than Level 1 quoted prices, such as non-binding quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable or corroborated by observable market data. Level 2 quoted prices are generally obtained from two independent third-party brokers or dealers, including prices derived from model-based valuation techniques for which the significant assumptions are observable in the market or corroborated by observable market data. Quoted prices are validated through price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of third-party vendors.

Level 3
Unobservable inputs that are supported by little or no market activity. These inputs require significant management judgment and reflect our estimation of assumptions that market participants would use in pricing the asset or liability. Level 3 valuations are derived primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market.

We record the majority of our investments in the consolidated financial statements at fair value or amounts that approximate fair value. Trading securities and securities available-for-sale are financial instruments recorded at fair value on a recurring basis. We may also measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting or write-downs of individual assets. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
As of September 30, 2011, Level 3 assets represented 16.6% of total assets measured at fair value, substantially all of which related to consolidated sponsored investment products' investments in equity and secured and unsecured debt securities of entities in emerging markets which are not traded in active markets. Level 3 liabilities, comprised of long-term debt of consolidated VIEs, represented 9.3% of total liabilities measured at fair value at September 30, 2011. Transfers into and out of Level 3 during fiscal year 2011 were immaterial.

The following is a description of the significant assets and liabilities measured at fair value, the fair value methodologies used, and the fair value hierarchy level.
Investment Securities, Trading consist primarily of non-consolidated sponsored investment products held for trading purposes and securities held by consolidated sponsored investment products. Changes in the fair value of trading securities are recognized as gains and losses in earnings.
The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using significant unobservable inputs. In these instances, we primarily employ a market-based valuation method, which may use prices of recent transactions, various market multiples, book values and other relevant information for the investment or related or other comparable assets to determine the fair value of the investment. In developing this fair value, we may also give consideration to an income-based valuation method, which considers anticipated future cash flows of the investment and converts those amounts into a net present value. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the asset.
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
The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on the published net asset values of the investment products and they are classified as Level 1. We may also hold other equity securities that are classified as Level 3 because their fair value is determined using significant unobservable inputs. In these instances we primarily employ the market-based valuation method described above for Level 3 securities held by consolidated sponsored investment products.
Investment securities, available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For available-for-sale equity securities, we consider many factors, including the severity and duration of the decline in the fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an available-for-sale equity security is determined to be other-than-temporary, the impairment is recognized in earnings. For available-for-sale debt securities, if we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If we do not intend to sell or it is not more likely than not that we will be required to sell the security before anticipated recovery of its amortized cost, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security’s amortized cost and the present value of the expected cash flows. The credit loss component is recognized in earnings and the losses related to all other factors are recognized in accumulated other comprehensive income. While we believe that we have accurately estimated the amount of other-than-temporary impairment in our portfolio, different assumptions could result in changes to the recorded amounts in our consolidated financial statements.
Investments of Consolidated Sponsored Investment Products consist primarily of direct investments in equity and secured and unsecured debt securities of entities in emerging markets, which are generally not traded in active markets. The fair value of these investments is generally determined using significant unobservable inputs and they are classified as Level 3. In these instances, we employ a market-based method, using purchase multiples observed for comparable third-party transactions, projected operating results of the investment, valuations of comparable companies, and subsequent financing transactions entered into by the investee entities. If the market-based method is not available, we utilize an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the investment.
Investments and Long-term Debt of Consolidated VIEs consist of the assets and liabilities of consolidated CLOs. These CLOs are asset-backed financing entities collateralized by a pool of assets, primarily corporate loans and, to a lesser extent, high-yield bonds. We elected the fair value option for all assets and liabilities of the consolidated CLOs. The fair values of investments and debt held by the consolidated CLOs are primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. The CLOs also hold securities and have issued debt that are classified as Level 3 because their fair values are determined using significant unobservable inputs. In these instances, we primarily employ a market-based valuation method, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable instruments to determine the fair value. If the market-based valuation method is not available, we utilize an income-based valuation method, which considers the net present value of anticipated future cash flows of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.
While we believe the valuation methodologies described above are appropriate, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.

Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. We amortize intangible assets over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.
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
In estimating the fair value of the reporting unit and indefinite-lived intangible assets, we use valuation techniques based on an income approach under which future cash flows are discounted. Our future cash flow estimates include assumptions about revenue and AUM growth rates, the pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on our weighted average cost of capital. The most relevant of these assumptions to the determination of estimated fair value are the AUM growth rate and the discount rate.
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2011. We did not recognize any impairment because our estimates of the fair values of our reporting unit and our indefinite-lived intangible assets exceeded their respective carrying values. The fair value of the investment management and related services reporting unit and over 90% of the indefinite-lived intangible assets exceeded their carrying values by more than 100%.
The assumptions used in our annual impairment tests for goodwill and indefinite-lived intangible assets were developed taking into account the ongoing volatility in the capital and credit markets. As a result, the growth rate assumptions used as of August 1, 2011 were lower than the historical compounded growth rates. We estimated the discounted future cash flows using a 6.0% compounded annual AUM growth rate for goodwill and over 90% of our indefinite-lived intangible assets, and a discount rate of 12.4%.
We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2011. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2011, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. The most relevant of these assumptions to determine future cash flows is the change in the amount of AUM. The assumptions used in our impairment tests are developed taking into consideration the ongoing market conditions. If the carrying value of an asset is not recoverable through the related undiscounted cash flows, we measure the impairment loss based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.

As of September 30, 2011, $37.3 million, or 71% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by 15% and 24%, respectively. The remaining balance primarily consists of assets acquired in July 2011 in connection with our acquisition of BEM. No events occurred or circumstances changed since the acquisition date that would indicate that these assets might be impaired.
We estimated the future undiscounted cash flows for the FTCI definite-lived intangible assets using AUM growth rates ranging from 0% to 5.0%. The assumptions used in the impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of September 30, 2011, a decline in AUM of approximately 13% could cause us to evaluate whether the fair value of the FTCI definite-lived intangible assets is below the carrying value.
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
AUM is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type.
The pricing of the securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2011, our total AUM by fair value hierarchy level was 30.4% Level 1, 68.3% Level 2 and 1.3% Level 3.
As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM. While recent economic conditions have increased market price volatility, the fair value of substantially all of the securities held by sponsored investment products continues to be derived from observable market inputs.
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
As a multi-national corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $4.9 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2011. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2011 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
New Accounting Guidance
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Banking/Finance Interest Income and Margin Analysis
The following table presents the banking/finance operating segment’s net interest income and margin:

(in millions)	2011			2010			2009
for the fiscal years ended September 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$1.9	$—	0.14%	$4.8	$—	0.17%	$16.9	$0.1	0.59%
Investment securities, trading	—	—	0.00%	55.7	3.1	5.57%	92.9	6.4	6.89%
Investment securities, available-for-sale[1]	359.1	7.4	2.06%	440.3	10.7	2.43%	414.2	13.2	3.19%
Loans to banking clients[2]	416.3	19.7	4.73%	370.4	15.6	4.21%	357.6	19.5	5.45%
Loans receivable of consolidated variable interest entities[2]	227.1	19.5	8.59%	—	—	0.00%	—	—	0.00%
Total earning assets	$1,004.4	$46.6	4.64%	$871.2	$29.4	3.37%	$881.6	$39.2	4.45%
Interest-bearing deposits	$557.1	$4.1	0.74%	$564.1	$4.7	0.83%	$516.1	$6.2	1.20%
Federal funds purchased and securities sold under agreements to repurchase	2.8	—	0.45%	4.8	—	0.40%	1.4	—	2.08%
Variable funding notes	N/A	N/A	N/A	N/A	N/A	N/A	4.3	0.3	6.98%
Long-term debt of consolidated variable interest entities	242.0	14.4	5.95%	—	—	0.00%	—	—	0.00%
FHLB advances	53.5	1.9	3.55%	59.3	1.9	3.20%	93.5	2.3	2.46%
Total interest-bearing liabilities	$855.4	$20.4	2.38%	$628.2	$6.6	1.05%	$615.3	$8.8	1.43%
Net interest income and margin		$26.2	2.61%		$22.8	2.62%		$30.4	3.45%
______________
1        Average rates on investment securities, available-for-sale are calculated using the cost basis of the investment.
2         Non-accrual loans are included in the average loans receivable balance.

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data)
Quarter ended	December 31		March 31		June 30	September 30
Fiscal year 2011
Operating revenues	$1,700,313		$1,749,563		$1,853,033	$1,837,130
Operating income	659,234		629,482		682,697	688,414
Net income attributable to Franklin Resources, Inc.	501,157		503,100		503,347	415,976
Earnings per share
Basic	$2.24		$2.26		$2.27	$1.89
Diluted	$2.23		$2.25		$2.26	$1.88
Dividend per share	$0.25		$0.25		$0.25	$0.25
Common stock price per share
High	$125.00		$130.97		$131.65	$137.56
Low	$106.04		$108.33		$120.50	$93.58
Fiscal year 2010
Operating revenues	$1,377,411		$1,413,113		$1,534,071	$1,528,404
Operating income	466,977		461,135		521,564	509,004
Net income attributable to Franklin Resources, Inc.	355,603		356,685		360,495	372,906
Earnings per share
Basic	$1.55		$1.56		$1.59	$1.66
Diluted	$1.54		$1.55		$1.58	$1.65
Dividend per share	$3.22	[1]	$0.22		$0.22	$0.22
Common stock price per share
High	$116.38		$114.71		$121.89	$109.19
Low	$95.86		$94.43		$85.20	$84.00
Fiscal year 2009
Operating revenues	$969,330		$912,272		$1,073,558	$1,238,927
Operating income	268,364		223,322		326,186	384,722
Net income attributable to Franklin Resources, Inc.	120,900	[2]	110,806	[3]	297,716	367,356
Earnings per share
Basic	$0.52		$0.48		$1.28	$1.60
Diluted	$0.52		$0.47		$1.28	$1.59
Dividend per share	$0.21		$0.21		$0.21	$0.21
Common stock price per share
High	$95.49		$70.82		$77.62	$104.00
Low	$45.52		$37.19		$52.93	$65.48

____________

[1]	Includes a special cash dividend of $3.00 per share.

[2]	Includes $33.8 million of other-than-temporary impairments of investment securities, available-for-sale and a $30.1 million decline in fair value of retained interests in securitized assets.

[3]	Includes a $47.1 million decline in fair value of retained interests in securitized assets and $23.9 million of other-than-temporary impairments of investment securities, available-for-sale.

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
As of September 30, 2011, we have considered the potential impact of a 200 basis point movement in market interest rates on our interest-earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, Australia, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling, and Canadian Dollar. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at September 30, 2011. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 4% of the total cash and cash equivalents and investments at September 30, 2011. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2011.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$889,686	$978,655	$800,717
Investment securities, available-for-sale	990,976	1,090,074	891,878
Investments of consolidated VIEs, at fair value	10,994	12,093	9,895
Total current assets	$1,891,656	$2,080,822	$1,702,490
Banking/Finance Assets
Investment securities, available-for-sale	$345,486	$380,035	$310,937
Non-Current Assets
Investments of consolidated sponsored investment products	$584,608	$643,069	$526,147
Investments of consolidated VIEs, at fair value	811,618	892,780	730,456
Total Assets	$3,633,368	$3,996,706	$3,270,030
Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$24,858	$27,344	$22,372
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	$846,369	$931,006	$761,732
Total Liabilities	$871,227	$958,350	$784,104
Our cash, cash equivalents and investments portfolio by investment objective at September 30, 2011 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio		Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$5,198,613	55%	—	$—	0%
Investment Securities
Equity
Global/international	474,699	5%		164,470	18%
United States	28,873	0%		323	0%
Total equity	503,572	5%		164,793	18%
Hybrid	101,005	1%		—	0%
Fixed-Income
Tax-free	148,780	2%		—	0%
Taxable
Global/international	1,120,899	12%		290,435	33%
United States	1,759,112	19%		434,458	49%
Total fixed-income	3,028,791	33%		724,893	82%
Total Investment Securities	3,633,368	39%		889,686	100%
Other Investments	557,370	6%		—	0%
Total Cash and Cash Equivalents and Investments	$9,389,351	100%		$889,686	100%

Investments categorized as investment securities, trading in our consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $361.1 million at September 30, 2011, are generally assigned a classification in the table above based on the investment objective of the consolidated sponsored investment products holding the trading securities. In addition, $396.8 million of non-current investments held by consolidated sponsored investment products were included in global/international fixed-income and $187.8 million were included in global/international equity.
Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.
Investments categorized as other investments in the table above include $464.8 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2011, 2010 and 2009.

CONTENTS	Page
Management’s Report on Internal Control Over Financial Reporting	61
Report of Independent Registered Public Accounting Firm	62
Consolidated Financial Statements of Franklin Resources, Inc. and its consolidated subsidiaries:
Consolidated Statements of Income for the fiscal years ended September 30, 2011, 2010 and 2009	63
Consolidated Balance Sheets as of September 30, 2011 and 2010	64
Consolidated Statements of Stockholders’ Equity, Redeemable Noncontrolling Interests and Comprehensive Income as of and for the fiscal years ended September 30, 2011, 2010 and 2009	66
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, 2010 and 2009	69
Notes to Consolidated Financial Statements	71
All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed, as the information is not applicable.
Certain required quarterly information is included in Item 7 of Part II of this Form 10-K report under the heading "Selected Quarterly Financial Data (Unaudited)" and incorporated herein by reference.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, redeemable noncontrolling interests and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and of its subsidiaries (the “Company”) at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 15, 2011

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
for the fiscal years ended September 30,	2011	2010	2009
Operating Revenues
Investment management fees	$4,531,391	$3,574,589	$2,578,471
Sales and distribution fees	2,263,491	1,947,095	1,332,879
Shareholder servicing fees	300,794	283,876	267,350
Other, net	44,363	47,439	15,387
Total operating revenues	7,140,039	5,852,999	4,194,087
Operating Expenses
Sales, distribution and marketing	2,712,814	2,282,895	1,552,919
Compensation and benefits	1,231,214	1,080,986	958,511
Information systems and technology	173,138	165,597	156,850
Occupancy	131,018	129,967	117,348
General, administrative and other	232,028	234,874	205,865
Total operating expenses	4,480,212	3,894,319	2,991,493
Operating Income	2,659,827	1,958,680	1,202,594
Other Income (Expenses)
Investment and other income, net	37,879	119,137	60,997
Consolidated sponsored investment products gains (losses), net	(36,070)	8,497	28,785
Interest expense	(37,436)	(16,506)	(3,771)
Other income (expenses), net	(35,627)	111,128	86,011
Income before taxes	2,624,200	2,069,808	1,288,605
Taxes on income	803,424	618,312	384,314
Net income	1,820,776	1,451,496	904,291
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(101,587)	698	(3,475)
Redeemable noncontrolling interests	(1,217)	5,109	10,988
Net Income Attributable to Franklin Resources, Inc.	$1,923,580	$1,445,689	$896,778
Earnings per Share
Basic	$8.66	$6.36	$3.87
Diluted	$8.62	$6.33	$3.85
Dividends per Share	$1.00	$3.88	$0.84

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
as of September 30,	2011	2010
Assets
Current Assets
Cash and cash equivalents	$4,699,994	$3,985,312
Cash and cash equivalents of consolidated variable interest entities	88,238	—
Receivables	772,475	684,223
Investment securities, trading	889,686	361,396
Investment securities, available-for-sale	990,976	1,114,637
Investments of consolidated variable interest entities, at fair value	10,994	—
Investments in equity method investees and other	21,861	91,866
Deferred taxes	107,898	89,242
Prepaid expenses and other	34,646	36,117
Total current assets	7,616,768	6,362,793
Banking/Finance Assets
Cash and cash equivalents	410,381	138,404
Investment securities, trading	—	23,362
Investment securities, available-for-sale	345,486	408,239
Loans receivable, net	401,860	374,886
Loans receivable of consolidated variable interest entities, net	149,386	—
Other	51,010	16,303
Total banking/finance assets	1,358,123	961,194
Non-Current Assets
Investments of consolidated sponsored investment products	584,608	—
Investments of consolidated variable interest entities, at fair value	811,618	—
Investments in equity method investees and other	535,509	702,634
Property and equipment, net	589,748	548,956
Goodwill	1,536,212	1,444,269
Other intangible assets, net	611,979	562,360
Other	131,278	125,882
Total non-current assets	4,800,952	3,384,101
Total Assets	$13,775,843	$10,708,088
[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
[Table continued from previous page]

(dollars in thousands)
as of September 30,	2011	2010
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$400,885	$330,879
Commercial paper	29,997	29,997
Current maturities of long-term debt	29,656	—
Current maturities of long-term debt of consolidated variable interest entities, at fair value	24,858	—
Accounts payable, accrued expenses and other	328,303	244,203
Commissions	369,539	302,366
Income taxes	128,826	99,197
Total current liabilities	1,312,064	1,006,642
Banking/Finance Liabilities
Deposits	890,189	655,748
Long-term debt of consolidated variable interest entities	164,176	—
Federal Home Loan Bank advances	69,000	51,000
Other	970	16,745
Total banking/finance liabilities	1,124,335	723,493
Non-Current Liabilities
Long-term debt	1,004,381	898,903
Long-term debt of consolidated variable interest entities, at fair value	846,369	—
Deferred taxes	274,435	237,810
Other	91,789	91,261
Total non-current liabilities	2,216,974	1,227,974
Total liabilities	4,653,373	2,958,109
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	18,611	19,533
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 217,693,435 and 224,007,674 shares issued and outstanding, at September 30, 2011 and 2010	21,769	22,401
Retained earnings	8,443,531	7,530,877
Appropriated retained earnings of consolidated variable interest entities	18,969	—
Accumulated other comprehensive income	40,462	173,716
Total Franklin Resources, Inc. stockholders’ equity	8,524,731	7,726,994
Nonredeemable noncontrolling interests	579,128	3,452
Total stockholders’ equity	9,103,859	7,730,446
Total Liabilities and Stockholders’ Equity	$13,775,843	$10,708,088

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, REDEEMABLE NONCONTROLLING INTERESTS
AND COMPREHENSIVE INCOME

	Franklin Resources, Inc.							Nonredeemable Non- controlling Interests	Total Stockholders’ Equity	Redeemable Non-- controlling Interests	Total Compre- hensive Income (Loss)
(in thousands)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
As of and for the fiscal years ended September 30, 2011, 2010 and 2009	Shares	Amount
Balance at October 1, 2008	232,778	$23,278	$—	$7,044,732	$—	$6,354	$7,074,364	$29,608	$7,103,972	$47,554
Net income (loss)				896,778			896,778	(3,475)	893,303	10,988	$904,291
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax						106,897	106,897		106,897		106,897
Currency translation adjustments						(8,288)	(8,288)		(8,288)		(8,288)
Net unrealized losses on defined benefit plans, net of tax						(1,612)	(1,612)		(1,612)		(1,612)
Total comprehensive income											1,001,288
Less: comprehensive income attributable to noncontrolling interests											7,513
Total comprehensive income attributable to Franklin Resources, Inc.											$993,775
Repurchase of common stock	(5,475)	(548)	(134,687)	(241,672)			(376,907)		(376,907)
Cash dividends on common stock				(194,438)			(194,438)		(194,438)
Issuance of common stock	2,021	202	131,476				131,678		131,678
Excess tax benefit from stock-based compensation			7,349				7,349		7,349
Stock-based compensation			(4,138)				(4,138)		(4,138)
Noncontrolling interests
Net deconsolidations of certain sponsored investment products								—	—	(202,626)
Net subscriptions (redemptions)								(23,871)	(23,871)	209,210
Disproportional dividends on equity investment				490			490		490
Balance at September 30, 2009	229,324	$22,932	$—	$7,505,890	$—	$103,351	$7,632,173	$2,262	$7,634,435	$65,126
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, REDEEMABLE NONCONTROLLING INTERESTS
AND COMPREHENSIVE INCOME
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Non- controlling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests	Total Compre- hensive Income (Loss)
(in thousands)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
As of and for the fiscal years ended September 30, 2011, 2010 and 2009	Shares	Amount
Net income				1,445,689			1,445,689	698	1,446,387	5,109	1,451,496
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax						48,776	48,776		48,776		48,776
Currency translation adjustments						22,151	22,151		22,151		22,151
Net unrealized losses on defined benefit plans, net of tax						(562)	(562)		(562)		(562)
Total comprehensive income											1,521,861
Less: comprehensive income attributable to noncontrolling interests											5,807
Total comprehensive income attributable to Franklin Resources, Inc.											1,516,054
Repurchase of common stock	(6,598)	(659)	(139,895)	(535,200)			(675,754)		(675,754)
Cash dividends on common stock				(886,123)			(886,123)		(886,123)
Issuance of common stock	1,282	128	110,240				110,368		110,368
Excess tax benefit from stock-based compensation			11,915				11,915		11,915
Stock-based compensation			17,740				17,740		17,740
Noncontrolling interests
Net deconsolidations of certain sponsored investment products								—	—	(118,424)
Net subscriptions								492	492	67,722
Disproportional dividends on equity investment				621			621		621
Balance at September 30, 2010	224,008	$22,401	$—	$7,530,877	$—	$173,716	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance				$1,478	$105,832	$(709)	$106,601		$106,601
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, REDEEMABLE NONCONTROLLING INTERESTS
AND COMPREHENSIVE INCOME
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Non- controlling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests	Total Compre- hensive Income (Loss)
(in thousands)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
As of and for the fiscal years ended September 30, 2011, 2010 and 2009	Shares	Amount
Net income (loss)				1,923,580			1,923,580	(101,587)	1,821,993	(1,217)	1,820,776
Net loss reclassified to appropriated retained earnings					(86,863)		(86,863)	86,863	—
Other comprehensive income (loss)
Net unrealized losses on investments, net of tax						(78,609)	(78,609)		(78,609)		(78,609)
Currency translation adjustments						(53,640)	(53,640)		(53,640)		(53,640)
Net unrealized losses on defined benefit plans, net of tax						(296)	(296)		(296)		(296)
Total comprehensive income											1,688,231
Less: comprehensive loss attributable to noncontrolling interests											(102,804)
Total comprehensive income attributable to Franklin Resources, Inc.											$1,791,035
Repurchase of common stock	(8,243)	(824)	(165,928)	(787,420)			(954,172)		(954,172)
Cash dividends on common stock				(221,511)			(221,511)		(221,511)
Issuance of common stock	1,928	192	139,813				140,005		140,005
Excess tax benefit from stock-based compensation			16,329				16,329		16,329
Stock-based compensation			9,786				9,786		9,786
Noncontrolling interests
Net consolidations (deconsolidations) of certain sponsored investment products								479,081	479,081	(135,569)
Net subscriptions								110,570	110,570	135,864
Purchase of noncontrolling equity interest				(3,473)			(3,473)	749	(2,724)
Balance at September 30, 2011	217,693	$21,769	$—	$8,443,531	$18,969	$40,462	$8,524,731	$579,128	$9,103,859	$18,611
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
for the fiscal years ended September 30,	2011	2010	2009
Net Income	$1,820,776	$1,451,496	$904,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,574	267,445	181,272
Stock-based compensation	88,700	81,710	84,443
Excess tax benefit from stock-based compensation	(14,747)	(11,719)	(4,923)
Net (gains) losses on sale of assets	(67,760)	(17,546)	1,665
Equity in net loss (income) of affiliated companies	1,077	(19,948)	(17,727)
Provision for loan losses	4,608	3,252	5,789
Other-than-temporary impairment of investments	13,606	1,463	63,068
Net losses of consolidated variable interest entities	86,838	—	—
Deferred income taxes	(3,306)	(12,057)	13,182
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(230,352)	(282,039)	(121,974)
Increase in trading securities, net	(518,365)	(143,037)	(397,508)
Increase (decrease) in income taxes payable	32,545	93,881	(25,258)
Increase (decrease) in commissions payable	65,501	83,010	(10,672)
Increase in other liabilities	26,225	33,159	40,775
Increase (decrease) in accrued compensation and benefits	72,858	121,969	(75,021)
Net cash provided by operating activities	1,621,778	1,651,039	641,402
Purchase of investments	(457,731)	(675,483)	(1,869,562)
Purchase of investments by consolidated variable interest entities	(1,058,217)	—	—
Liquidation of investments	588,964	602,439	2,296,850
Liquidation of investments by consolidated variable interest entities	1,295,649	—	—
Purchase of banking/finance investments	(41,794)	(20,000)	(208,920)
Liquidation of banking/finance investments	101,695	182,004	65,001
(Increase) decrease in loans receivable, net	(30,070)	(64,225)	51,220
Decrease in loans receivable held by consolidated variable interest entities, net	157,119	—	—
Additions of property and equipment, net	(131,722)	(57,403)	(45,183)
Acquisitions of subsidiaries, net of cash acquired	(111,052)	—	533
Cash and cash equivalents recognized due to adoption of new consolidation guidance	45,841	—	—
Cash and cash equivalents recognized due to consolidation adjustment for sponsored investment products	77,231	—	—
Net cash provided by (used in) investing activities	435,913	(32,668)	289,939
`
[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in thousands)
for the fiscal years ended September 30,	2011	2010	2009
Increase (decrease) in deposits	$234,441	$(8,832)	$94,301
Issuance of common stock	49,591	41,762	24,356
Dividends paid on common stock	(216,342)	(883,539)	(192,784)
Repurchase of common stock	(954,172)	(675,754)	(376,907)
Excess tax benefit from stock-based compensation	14,747	11,719	4,923
(Decrease) increase in commercial paper, net	(51)	(34,525)	50,701
Proceeds from issuance of debt	20,000	952,036	145,750
Payments on debt	(2,168)	(66,000)	(276,287)
Payments on debt by consolidated variable interest entities	(357,941)	—	—
Noncontrolling interests	243,710	68,214	185,339
Net cash used in financing activities	(968,185)	(594,919)	(340,608)
Effect of exchange rate changes on cash and cash equivalents	(14,609)	(4,187)	(13,834)
Increase in cash and cash equivalents	1,074,897	1,019,265	576,899
Cash and cash equivalents, beginning of year	4,123,716	3,104,451	2,527,552
Cash and Cash Equivalents, End of Year	$5,198,613	$4,123,716	$3,104,451

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of year:
Current assets	$3,985,312	$2,982,539	$2,314,818
Banking/finance assets	138,404	121,912	212,734
Total	$4,123,716	$3,104,451	$2,527,552
Cash and cash equivalents, end of year
Current assets	$4,699,994	$3,985,312	$2,982,539
Current assets of consolidated variable interest entities	88,238	—	—
Banking/finance assets	410,381	138,404	121,912
Total	$5,198,613	$4,123,716	$3,104,451

Supplemental Disclosure of Non-Cash Information
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of certain sponsored investment products	$343,512	$(118,424)	$(202,626)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	60,760	—	—
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$761,903	$533,334	$395,551
Cash paid for interest	41,056	7,093	9,382
Cash paid for interest by consolidated variable interest entities	50,926	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company derives substantially all of its operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, sales, distribution, custodial, trustee and other fiduciary services (collectively, “investment management and related services”) to investment funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products”). The Company also offers select retail banking, private banking and consumer lending services through its banking/finance segment. Services to the sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of the Company’s revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s board of directors/trustees and/or its shareholders.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2011 (“fiscal year 2011”).
In the quarter ended December 31, 2010, the Company changed the presentation of its consolidated statements of income. The primary changes consisted of the classification of amortization of deferred sales commissions, previously presented as a separate line, and marketing support payments, previously included in advertising and promotion expenses, with related sales and distribution expenses previously reported as underwriting and distribution. The line was renamed sales, distribution and marketing to reflect the broader nature of the underlying expenses. Occupancy expenses previously included in information systems, technology and occupancy are now presented as a separate line to enhance transparency of each of the expense categories. Advertising and promotion expenses unrelated to marketing support payments are now classified with expenses previously reported as other, and the line was renamed general, administrative and other. The revenue line previously reported as underwriting and distribution fees was renamed sales and distribution fees.
In addition, in the quarter ended September 30, 2011, the Company discontinued the classification of a portion of the investment management fees earned by certain of its non-U.S. subsidiaries as sales and distribution fees.
Management believes that the revised presentation is more useful to readers of its financial statements and provides enhanced disclosure of its total sales and distribution fee revenues and sales, distribution and marketing expenses, and the fee structure of the international business.
Specifically, the nature of the amortization of deferred sales commissions is consistent with the sales commission expenses recognized at the time of sale, therefore they are presented together. Similarly, marketing support payments, which are incurred in the Company’s U.S. business, are comparable in nature to a component of non-U.S. distribution expenses. Because of the growth in the Company’s international business and corresponding increase in distribution expenses, presenting them together with marketing support provides a more complete view of these distribution-related, asset-based expenses. Further, management believes that the classification of all investment management fees earned by the Company's non-U.S. subsidiaries as investment management fees provides a better representation of the fee structure associated with the Company's international business in which asset managers often do not receive a separate distribution fee.
Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results.

The following table presents the effects of all of the changes in the presentation of operating revenues and expenses to the Company’s previously-reported consolidated statement of income:

(in thousands)	2010			2009
for the fiscal years ended September 30,	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating Revenues
Investment management fees	$3,477,974	$96,615	$3,574,589	$2,503,188	$75,283	$2,578,471
Sales and distribution fees	2,043,710	(96,615)	1,947,095	1,408,162	(75,283)	1,332,879
Shareholder servicing fees	283,876	—	283,876	267,350	—	267,350
Other, net	47,439	—	47,439	15,387	—	15,387
Total operating revenues	$5,852,999	$—	$5,852,999	$4,194,087	$—	$4,194,087

Operating Expenses
Underwriting and distribution	$2,003,465	$(2,003,465)	$—	$1,352,022	$(1,352,022)	$—
Sales, distribution and marketing	—	2,282,895	2,282,895	—	1,552,919	1,552,919
Compensation and benefits	1,080,986	—	1,080,986	958,511	—	958,511
Information systems, technology and occupancy	295,564	(295,564)	—	274,198	(274,198)	—
Information systems and technology	—	165,597	165,597	—	156,850	156,850
Occupancy	—	129,967	129,967	—	117,348	117,348
Advertising and promotion	158,458	(158,458)	—	116,129	(116,129)	—
Amortization of deferred sales commissions	188,731	(188,731)	—	142,978	(142,978)	—
Other	167,115	(167,115)	—	147,655	(147,655)	—
General, administrative and other	—	234,874	234,874	—	205,865	205,865
Total operating expenses	$3,894,319	$—	$3,894,319	$2,991,493	$—	$2,991,493
During the quarter ended September 30, 2011, the Company discovered accounting errors relating to certain investments in non-variable interest entity limited partnerships and similar structures. In prior periods the Company had accounted for the investments using the equity method, but should have consolidated the entities in accordance with Accounting Standards Codification 810, Consolidation.
Under the equity method of accounting, the Company recorded its investments in these entities as non-current assets in its consolidated balance sheets. The investments were initially carried at cost and subsequently adjusted to recognize the Company's proportionate share of the entities' net income. This share of income or loss was recognized in investment and other income, net in the Company's consolidated statements of income. In contrast, consolidation of the entities results in increases to total assets, liabilities and stockholders' equity, recognition of the entities' total income, expenses, gains and losses and elimination of investment management and performance fees earned by the Company from the entities. The impact of consolidation of these entities on the Company's net income is substantially offset by the amount of net income attributable to the third party investors in the entities, resulting in the same impact to net income attributable to the Company, earnings per share and retained earnings as under the equity method. Therefore there is no impact to the financial results affecting the Company's shareholders. Additionally, the Company does not assume any additional risk following consolidation of the entities as its risk of loss is limited to its investments in the entities. The Company evaluated the impact of the incorrect accounting for the entities under the equity method and determined that it did not result in any material misstatements to its previously issued consolidated financial statements.

The Company has not revised any prior period amounts due to the errors.
The Company consolidated the entities as of September 30, 2011, resulting in increases to total assets, liabilities and stockholders' equity of $630.6 million, $153.6 million and $477.0 million. Had the Company consolidated the entities as of September 30, 2010, the impact on the consolidated balance sheet would have been as follows:

(in millions)
as of September 30,	2010
Cash and cash equivalents	$99.4
Investments in consolidated sponsored investment products	849.1
Investments in equity method investees and other	(123.9)
Total assets	863.2

Long-term debt	$135.4
Total liabilities	145.9

Franklin Resources, Inc. stockholders’ equity	$—
Nonredeemable noncontrolling interests	717.4
Total stockholders’ equity	717.4
Had the Company consolidated the entities as of October 1, 2008, the impacts on the consolidated statements of income and consolidated statements of cash flows would have been as follows:

(in millions)
for the fiscal years ended September 30,	2011	2010	2009
Consolidated Statements of Income:
Operating revenues	$(17.7)	$31.2	$49.1
Operating expenses	29.6	20.4	18.3
Operating income	(47.3)	10.8	30.8
Other income (expenses)	(13.6)	125.1	(48.4)
Income before taxes	(60.9)	135.9	(17.6)
Net income	(69.4)	135.9	(17.6)
Net income (loss) attributable to nonredeemable noncontrolling interests	(69.4)	135.9	(17.6)
Net income attributable to Franklin Resources, Inc.	—	—	—

Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$(41.1)	$(17.7)	$(0.9)
Net cash provided by (used in) investing activities	211.1	82.6	32.9
Net cash used in financing activities	191.8	(35.1)	19.3
Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries and sponsored investment products in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. The Company also consolidates variable interest entities (“VIEs”) for which it is considered the primary beneficiary and non-VIE limited partnerships and similar structures for which it is deemed to have control. All material intercompany accounts and transactions have been eliminated.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.
The Company uses two different models for determining whether it is the primary beneficiary of VIEs. For all investment entities with the exception of collateralized loan obligations (“CLOs”), the Company is considered to be the primary beneficiary if it has the majority of the risks or rewards of ownership. For all other VIEs, including CLOs, the Company is considered to be the primary beneficiary if it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
The variable interests that the Company has in investment entity VIEs, other than CLOs, generally consist of its equity ownership interest in and investment management and related service fees earned from these VIEs. The Company uses expected cash flow scenarios to determine if its investment management and related service fees and/or equity ownership interests provide it with a majority of the VIE’s expected losses or residual returns. The Company’s other VIEs primarily consist of CLOs and automobile loan securitization trusts. Under both models, the key estimates and assumptions used in the analyses may include the amount of assets under management (“AUM”), investment management and related service fee rates, the life of the investment product, prepayment rates, and the discount rate.
The Company is presumed to control non-VIE limited partnerships and similar structures for which it is the general partner or managing member unless the limited partners or other investors have the substantive ability to remove the Company as general partner or managing member or otherwise participate in the decision making of the entity.
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

Level 2
Observable inputs other than Level 1 quoted prices, such as non-binding quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable or corroborated by observable market data. Level 2 quoted prices are generally obtained from two independent third-party brokers or dealers, including prices derived from model-based valuation techniques for which the significant assumptions are observable in the market or corroborated by observable market data. Quoted prices are validated through price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of third-party vendors.

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

The Company records the majority of its investments at fair value or amounts that approximate fair value. Trading securities and securities available-for-sale are financial instruments recorded at fair value on a recurring basis. Certain assets or liabilities may also be measured at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting or write-downs of individual assets. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.

Fair Value Option. The Company elected the fair value option for all assets and liabilities of the consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. Changes in the fair value of assets and liabilities for which the fair value option has been elected are recognized as gains and losses in earnings.
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
Cash and Cash Equivalents of Consolidated VIEs consist primarily of short-term money market instruments held by consolidated CLOs which are not traded on an active market. The fair value of these instruments is based on market observable inputs and they are classified as Level 2.
Investment Securities, Trading consist primarily of non-consolidated sponsored investment products held for trading purposes and securities held by consolidated sponsored investment products. Prior to the consolidation of automobile loan securitization trusts under new accounting guidance adopted on October 1, 2010, investment securities, trading also included retained residual interests and subordinated securities from securitization transactions. Changes in the fair value of trading securities are recognized as gains and losses in earnings.
The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using significant unobservable inputs. In these instances, the Company primarily employs a market-based valuation method, which may use prices of recent transactions, various market multiples, book values and other relevant information for the investment or related or other comparable assets to determine the fair value of the investment. In developing this fair value, the Company may also give consideration to an income-based valuation method, which considers anticipated future cash flows of the investment and converts those amounts into a net present value. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the asset.
The fair value of residual interests from securitization transactions was estimated using discounted cash flow analyses using significant unobservable inputs, and they are classified as Level 3. Key inputs to the analysis included the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company developed the key inputs using actual portfolio experience and recent market activity for similar transactions. The fair value of retained subordinated securities was determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes were evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market.
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

The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on the published net asset values of the investment products, and they are classified as Level 1. The Company may also hold other equity securities that are classified as Level 3 because their fair value is determined using significant unobservable inputs. In these instances the Company primarily employs the market-based valuation method described above for Level 3 securities held by consolidated sponsored investment products.
The Company evaluates investment securities, available-for-sale for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For available-for-sale equity securities, the Company considers many factors, including the severity and duration of the decline in the fair value below cost, the Company’s intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an available-for-sale equity security is determined to be other-than-temporary, the impairment is recognized in earnings. For available-for-sale debt securities, if the Company intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security’s amortized cost and the present value of the expected cash flows. The credit loss component is recognized in earnings and the losses related to all other factors are recognized in accumulated other comprehensive income.
Investments of Consolidated VIEs consist of corporate loans and, to a lesser extent, high-yield bonds held by consolidated CLOs. The fair value is primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. The CLOs may also hold securities that are classified as Level 3 because their fair value is determined using significant unobservable inputs. In these instances, the Company primarily employs the market-based method described above for Level 3 securities held by consolidated sponsored investment products.
Investments in Equity Method Investees consist of equity investments in entities, including sponsored investment products, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies for which the Company is not deemed to have control are accounted for using the equity method of accounting when the Company’s investment is considered to be more than minor. Investments in mutual fund sponsored investment products are available for current operations and as such are classified as current assets.
Investments of Consolidated Sponsored Investment Products consist primarily of direct investments in equity and secured and unsecured debt securities of entities in emerging markets, which are generally not traded in active markets. The fair value of these investments is generally determined using significant unobservable inputs and they are classified as Level 3. In these instances, the Company employs a market-based method, using purchase multiples observed for comparable third-party transactions, projected operating results of the investment, valuations of comparable companies, and subsequent financing transactions entered into by the investee entities. If the market-based method is not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the investment.

Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and are not marketable, time deposits and life settlement contracts. The equity investments are accounted for under the cost method. For disclosure purposes, the fair value of these investments is generally determined based on their net asset value. Time deposits that have maturities greater than three months but less than one year from the date of purchase are also carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of the time deposits approximate fair value. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs, and are classified as Level 3. Inputs used to determine the fair value include life expectancy assumptions and internal rates of return.
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
Loans Receivable, net and Loans Receivable of Consolidated VIEs, net consist of retail banking, private banking and consumer lending portfolios. Interest on the loans is accrued using the effective interest method. The majority of retail and consumer lending loans carry fixed interest rates. The majority of private banking loans carry variable interest rates, which are adjusted periodically. Loans receivable are carried at cost, net of an allowance for loan losses. For disclosure purposes, the fair value of loans receivable is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.
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
Property and Equipment, net are recorded at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to 35 years. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.
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
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. The Company amortizes intangible assets over their estimated useful lives which range from three to 15 years using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.

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
In estimating the fair value of the reporting unit and indefinite-lived intangible assets, the Company uses valuation techniques based on an income approach under which future cash flows are discounted. The future cash flow estimates include assumptions about revenue and AUM growth rates, the pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on the Company’s weighted average cost of capital.
The Company tests definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, the Company estimates the undiscounted future cash flows to be derived from these assets. The future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. If the carrying value of the asset is not recoverable through the related undiscounted cash flows, the impairment loss is measured based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.
Commercial Paper is carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying value approximates fair value. At September 30, 2011 and 2010, commercial paper had maturity dates of three months or less.
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
Long-term Debt of Consolidated VIEs in the banking/finance segment consists of debt of consolidated securitization trusts and is carried at amortized cost. For disclosure purposes, the fair value is determined using independent third-party broker or dealer price quotes.
Federal Home Loan Bank Advances are carried at the aggregate amount of outstanding advances. For disclosure purposes, the fair value is estimated using discounted cash flow models using rates available to the Company for Federal Home Loan Bank (“FHLB”) advances with similar terms and remaining maturities.
Long-term Debt is carried at amortized cost. For disclosure purposes, the fair value of long-term debt issued by the Company is primarily determined using quoted market prices or independent third-party broker or dealer price quotes. The fair value may also be determined using prices of publicly traded debt with similar maturities, credit risk and interest rates. The fair value of long-term debt issued by consolidated sponsored investment products is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions.
Long-term Debt of Consolidated VIEs, at fair value consists of debt of consolidated CLOs. The fair value is primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. The CLOs also issued debt that is classified as Level 3 because its fair value is determined using significant unobservable inputs. In these instances, the Company employs a market-based method, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based method is not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument.
Noncontrolling Interests relate almost entirely to consolidated sponsored investment products. Noncontrolling interests that are currently redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity. Nonredeemable noncontrolling interests are classified as a component of equity. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable and redeemable noncontrolling interests in the consolidated statements of income. Sales and redemptions of shares of consolidated sponsored investment products are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.
Appropriated Retained Earnings of Consolidated VIEs represents the difference between the fair values of consolidated CLOs’ assets and liabilities. These amounts are recognized as appropriated retained earnings as the CLOs' debt holders, not the Company, will ultimately receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable noncontrolling interests in the consolidated statements of income.
Revenues. The Company recognizes fees from providing investment management and fund administration services (“investment management fees”), shareholder servicing fees and distribution fees as earned, over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. The Company recognizes sales commissions related to the sale of shares of its sponsored investment products on trade date. Investment management fees are generally determined based on a percentage of AUM, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced while distribution fees are generally based on a percentage of AUM.
AUM is calculated for the sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate significant unobservable inputs as appropriate for each security type and represent an insignificant percentage of total AUM. The pricing of the securities held by the sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.
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
As a multi-national corporation, the Company operates in various locations outside the U.S. and generates earnings from its non-U.S. subsidiaries. The Company indefinitely reinvests the undistributed earnings of its non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of its Canadian and U.K. consolidated subsidiaries.
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
Business Combinations are accounted for using the acquisition method of accounting. Application of this method requires identification of the acquirer, determination of the acquisition date and measurement of the purchase consideration at fair value. The purchase consideration is allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, with any excess recognized as goodwill.
Note 2 – New Accounting Guidance
Accounting Guidance Adopted During Fiscal Year 2011
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
On October 1, 2010, the Company adopted new FASB guidance related to the consolidation of VIEs. The guidance changes the model used to identify the primary beneficiary of VIEs other than entities that have the attributes of an investment company. The new model requires a qualitative analysis to determine whether a company’s variable interests give it a controlling financial interest in a VIE. The guidance also requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. The adoption of the guidance resulted in the consolidation of automobile loan securitization trusts and CLOs that were not previously consolidated. The consolidation of these entities resulted in increases to total assets, long-term debt and total stockholders’ equity of $1,384.7 million, $1,278.1 million and $106.6 million as of October 1, 2010. See Note 6 – Variable Interest Entities.
New Accounting Guidance Not Yet Adopted
In September 2011, the FASB issued an amendment to the existing goodwill impairment guidance. The amendment permits a reporting entity to first assess qualitative factors to determine whether it is necessary to perform step one of the two-step annual goodwill impairment test.  The amendment is effective for the Company in the fiscal year ending September 30, 2013, and early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.
In May 2011, the FASB issued an amendment that clarifies and modifies the existing fair value measurement and disclosure guidance. The amendment requires additional qualitative discussion for the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs, quantitative disclosure about the significant unobservable inputs used for all Level 3 measurements, and the categorization by level of the fair value hierarchy for financial instruments that are not measured at fair value. The Company does not expect the adoption of the amendment in the second quarter of the fiscal year ending September 30, 2012 (“fiscal year 2012”) to have a material impact on its consolidated financial statements.
In January 2010, the FASB issued an amendment that requires separate disclosures about purchases, sales,

issuances and other settlements in the rollforward of activity in Level 3 fair value measurements. The Company does not expect the adoption of the amendment in the first quarter of fiscal year 2012 to have a material impact on its consolidated financial statements.
Note 3 – Acquisitions
On January 18, 2011, the Company acquired all of the outstanding shares of Rensburg Fund Management Limited (“Rensburg”), a specialty U.K. equity manager, for a purchase consideration of $72.9 million in cash. The purchase price was allocated $10.2 million to tangible net assets, $52.6 million to indefinite-lived intangible assets, $14.0 million to deferred tax liabilities and $24.1 million to goodwill. The indefinite-lived intangible assets relate to management contracts. At the acquisition date, Rensburg had $1.5 billion in AUM relating to various U.K. unit trusts. Rensburg has been renamed Franklin Templeton Fund Management Limited.
On July 6, 2011, the Company acquired all of the outstanding shares of Balanced Equity Management Pty. Limited (“BEM”), a specialty Australian equity manager, for $53.7 million in cash and 85,000 shares of Franklin common stock with an aggregate value of $11.4 million at the acquisition date, for a total purchase consideration of $65.1 million. The purchase price was allocated $2.2 million to tangible net assets, $14.5 million to definite-lived intangible assets and $48.4 million to goodwill. The definite-lived intangible assets relate to management contracts and will be amortized over a period of 10 years. At acquisition date, BEM had $10.9 billion in AUM.
The Company has not presented pro forma combined results of operations for these acquisitions because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in thousands except per share data)
for the fiscal years ended September 30,	2011	2010	2009
Net Income attributable to Franklin Resources, Inc.	$1,923,580	$1,445,689	$896,778
Less: Allocation of earnings to participating nonvested stock and stock unit awards	8,542	7,590	6,352
Net Income Available to Common Stockholders	$1,915,038	$1,438,099	$890,426

Weighted-average shares outstanding – basic	221,040	226,104	230,334
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1,044	1,249	1,117
Weighted-Average Shares Outstanding – Diluted	222,084	227,353	231,451

Earnings per Share
Basic	$8.66	$6.36	$3.87
Diluted	$8.62	$6.33	$3.85
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were de minimus for the fiscal year ended September 30, 2011, 0.4 million for the fiscal year ended September 30, 2010, and nil for the fiscal year ended September 30, 2009.

Note 5 – Cash and Cash Equivalents
The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in its consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)
as of September 30,	2011	2010
Cash on hand and non-interest-bearing deposits with financial institutions[1]	$91,165	$31,116
Interest-bearing deposits with financial institutions	780,235	533,100
Sponsored money market funds	1,887,821	1,876,448
Securities of the U.S. Treasury and government-sponsored enterprises	1,173,547	633,996
Time deposits	1,113,912	987,619
Other[1]	151,933	61,437
Total	$5,198,613	$4,123,716
________________
1     Includes cash and cash equivalents of consolidated VIEs at September 30, 2011.
Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balances were $7.8 million at September 30, 2011 and $6.1 million at September 30, 2010. The required clearing balance was $1.2 million at September 30, 2011 and 2010.
The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.
Note 6 – Variable Interest Entities
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
The Company elected the fair value option for all assets and liabilities of the consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. During the fiscal year ended September 30, 2011, the changes in fair values of the underlying assets and liabilities of the consolidated CLOs resulted in a $34.0 million net gain and a $114.0 million net loss, for a combined net loss of $80.0 million. The net losses include interest income and expense and are recognized in investment and other income (losses), net in the consolidated statements of income. The net losses attributable to third-party investors are reflected as net income (loss) attributable to nonredeemable noncontrolling interests in the consolidated statements of income and appropriated retained earnings in the consolidated balance sheets.

The following table presents the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the consolidated CLOs:

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of September 30, 2011
Unpaid principal balance	$887,838	$21,577	$1,044,863
Excess unpaid principal over fair value	(65,226)	(10,178)	(173,636)
Fair value	$822,612	$11,399	$871,227
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
The Company retained certain interests as part of the securitization transactions. The interests, which consisted of interest-only strips receivable and cash on deposit, represented the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. Prior to October 1, 2010, retained interests were recorded at fair value estimated using discounted cash flow analyses and recognized as banking/finance trading securities in the consolidated balance sheets.
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
The assets and liabilities of the securitization trusts are consolidated at their carrying values (the amounts at which they would have been carried in the Company’s consolidated financial statements if the Company had always consolidated the securitization trusts). The holders of the asset-backed securities have recourse only to the collateralized assets of the securitization trusts, which cannot be used by the Company for any other purpose.
The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)
as of September 30,	2011	2010
Principal amount of loans
Loans receivable of consolidated VIEs[1]	$155,071	$319,976
Loans receivable	83,791	73,602
Total	$238,862	$393,578
Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs[1]	$3,651	$12,080
Loans receivable	1,721	2,825
Total	$5,372	$14,905
________________
1    Disclosed as securitized loans prior to the adoption of new consolidation guidance on October 1, 2010.

The Company has provided guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At September 30, 2011 and 2010, the maximum potential amounts of future payments related to these guarantees were $3.8 million and $6.2 million. During the fiscal years ended September 30, 2011 and 2010, the Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities.
The original amount of loans serviced for the securitization trusts that were still in existence at September 30, 2011 and 2010 totaled $1.2 billion and $1.8 billion. At September 30, 2011 and 2010, the securitization trusts had approximately 19,100 and 31,600 loans outstanding, with weighted-average annualized interest rates of 10.55% and 10.51%.
Other Investment Products
The Company’s VIEs also include certain sponsored investment products other than CLOs and certain other investment products (collectively “other investment products”). These VIEs include limited partnerships, limited liability companies, and joint ventures. The Company’s variable interests generally consist of its equity ownership in and its investment management and related services fees earned from the VIEs. Based on its evaluations, the Company determined it was not the primary beneficiary of these VIEs and, as a result, did not consolidate these entities as of and for the fiscal years ended September 30, 2011 and 2010.
The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from the other investment products as recorded in the Company’s consolidated balance sheets at September 30, 2011 and 2010 are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)
as of September 30,	2011	2010
Current Assets
Receivables	$42,218	$63,813
Investment securities, available-for-sale	139,981	164,994
Investments in equity method investees and other	154	5,401
Total Current	182,353	234,208
Non-Current Assets
Investment securities, available-for-sale	—	845
Investments in equity method investees and other	36,584	636,548
Total Non-Current	36,584	637,393
Total	$218,937	$871,601
Total AUM of the other investment products in which the Company held a variable interest but was not the primary beneficiary was $36.1 billion at September 30, 2011 and $48.1 billion at September 30, 2010.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during the fiscal years ended September 30, 2011 and 2010.

Note 7 – Investments
Investments consisted of the following:

(in thousands)
as of September 30,	2011	2010
Current
Investment securities, trading	$889,686	$361,396
Investment securities, available-for-sale
Sponsored investment products	925,711	1,032,602
Securities of U.S. states and political subdivisions	41,199	64,654
Securities of the U.S. Treasury and federal agencies	602	601
Other equity securities	23,464	16,780
Total investment securities, available-for-sale	990,976	1,114,637
Investments of consolidated VIEs, at fair value[1]	10,994	—
Investments in equity method investees and other	21,861	91,866
Total Current	$1,913,517	$1,567,899
Banking/Finance
Investment securities, trading	$—	$23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	311	835
Securities of the U.S. Treasury and federal agencies[2]	1,837	53,099
Corporate debt securities[3]	121,634	123,108
Mortgage-backed securities – agency residential[2]	221,611	231,046
Other equity securities	93	151
Total investment securities, available-for-sale	345,486	408,239
Total Banking/Finance	$345,486	$431,601
Non-Current
Investments of consolidated sponsored investment products	$584,608	$—
Investments of consolidated VIEs, at fair value[1]	811,618	—
Investments in equity method investees and other	535,509	702,634
Total Non-Current	$1,931,735	$702,634
________________

[1]	See Note 6 – Variable Interest Entities.

[2]	Includes total U.S. government-sponsored enterprise obligations with fair values of $221.6 million and $281.7 million at September 30, 2011 and 2010.

[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.
At September 30, 2011 and 2010, current investment securities, trading included $361.1 million and $86.3 million of investments held by sponsored investment products that were consolidated in the Company’s consolidated financial statements.
At September 30, 2011 and 2010, banking/finance segment investment securities with aggregate carrying amounts of $156.4 million and $196.7 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $60.8 million and $76.7 million were pledged as collateral for outstanding FHLB borrowings and amounts available in secured FHLB short-term borrowing capacity, and $0.1 million and $3.5 million were pledged as collateral as required by federal and state regulators (see Note 13 – Debt). In addition, investment management and related services segment securities with aggregate carrying amounts of $6.9 million and $8.0 million were pledged as collateral at September 30, 2011 and 2010.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of September 30, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$877,632	$78,013	$(29,934)	$925,711
Securities of U.S. states and political subdivisions	39,950	1,560	—	41,510
Securities of the U.S. Treasury and federal agencies	2,423	16	—	2,439
Corporate debt securities	120,041	1,593	—	121,634
Mortgage-backed securities – agency residential	216,736	4,905	(30)	221,611
Other equity securities	23,061	703	(207)	23,557
Total	$1,279,843	$86,790	$(30,171)	$1,336,462

(in thousands)		Gross Unrealized
as of September 30, 2010	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$901,923	$138,105	$(7,426)	$1,032,602
Securities of U.S. states and political subdivisions	62,674	2,815	—	65,489
Securities of the U.S. Treasury and federal agencies	52,909	791	—	53,700
Corporate debt securities	120,159	2,949	—	123,108
Mortgage-backed securities – agency residential	225,443	5,603	—	231,046
Other equity securities	16,393	649	(111)	16,931
Total	$1,379,501	$150,912	$(7,537)	$1,522,876

The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $(29.0) million, $70.4 million and $53.6 million for fiscal years 2011, 2010 and 2009. The tax effects of the net unrealized holding gains (losses) included in accumulated other comprehensive income were $8.4 million, $(6.8) million and $(13.8) million for fiscal years 2011, 2010 and 2009.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2011
Sponsored investment products	$228,926	$(29,731)	$4,658	$(203)	$233,584	$(29,934)
Mortgage-backed securities – agency residential	18,305	(30)	—	—	18,305	(30)
Other equity securities	8	(1)	4,116	(206)	4,124	(207)
Total	$247,239	$(29,762)	$8,774	$(409)	$256,013	$(30,171)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2010
Sponsored investment products	$66,816	$(5,506)	$23,394	$(1,920)	$90,210	$(7,426)
Other equity securities	4,174	(108)	26	(3)	4,200	(111)
Total	$70,990	$(5,614)	$23,420	$(1,923)	$94,410	$(7,537)

The Company recognized other-than-temporary impairment of available-for-sale investments, primarily related to sponsored investment products, in the amounts of $7.3 million, $1.5 million and $63.1 million during fiscal years 2011, 2010 and 2009. In fiscal year 2011, the Company also recognized $6.3 million of other-than-temporary impairment of investments in equity method investees and other. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal years 2011, 2010 and 2009.
At September 30, 2011, contractual maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$13,957	$14,134
Due after one year through five years	17,973	18,838
Due after five years through ten years	8,020	8,538
Total	$39,950	$41,510
Securities of the U.S. Treasury and federal agencies
Due in one year or less	$601	$602
Due after one year through five years	100	100
Due after ten years	1,722	1,737
Total	$2,423	$2,439
Corporate debt securities
Due in one year or less	$50,041	$50,337
Due after one year through five years	70,000	71,297
Total	$120,041	$121,634
Mortgage-backed securities – agency residential
Due after five years through ten years	$18,265	$19,725
Due after ten years	198,471	201,886
Total	$216,736	$221,611

Note 8 – Fair Value Measurements
The Company records substantially all of its investments at fair value or amounts that approximate fair value. There were no significant transfers between Level 1 and Level 2 during fiscal years 2011 and 2010.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$14,700	$73,538	$—	$88,238
Receivables of consolidated VIEs	—	11,953	—	11,953
Investment securities, trading	579,225	279,308	31,153	889,686
Investment securities, available-for-sale
Sponsored investment products	925,711	—	—	925,711
Securities of U.S. states and political subdivisions	—	41,199	—	41,199
Securities of the U.S. Treasury and federal agencies	—	602	—	602
Other equity securities	19,365	4,099	—	23,464
Investments of consolidated VIEs	—	10,994	—	10,994
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	311	—	311
Securities of the U.S. Treasury and federal agencies	—	1,837	—	1,837
Corporate debt securities	—	121,634	—	121,634
Mortgage-backed securities – agency residential	—	221,611	—	221,611
Other equity securities	—	—	93	93
Non-Current Assets
Investments of consolidated sponsored investment products	7,084	92	577,432	584,608
Investments of consolidated VIEs	—	809,762	1,856	811,618
Life settlement contracts	—	—	10,813	10,813
Total Assets Measured at Fair Value	$1,546,085	$1,576,940	$621,347	$3,744,372
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$24,858	$24,858
Other liabilities of consolidated VIEs	—	32,315	—	32,315
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	787,301	59,068	846,369
Total Liabilities Measured at Fair Value	$—	$819,616	$83,926	$903,542

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2010
Current Assets
Investment securities, trading	$263,444	$94,622	$3,330	$361,396
Investment securities, available-for-sale
Sponsored investment products	1,032,602	—	—	1,032,602
Securities of U.S. states and political subdivisions	—	64,654	—	64,654
Securities of the U.S. Treasury and federal agencies	—	601	—	601
Other equity securities	12,610	4,170	—	16,780
Banking/Finance Assets
Investment securities, trading	—	—	23,362	23,362
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	835	—	835
Securities of the U.S. Treasury and federal agencies	—	53,099	—	53,099
Corporate debt securities	—	123,108	—	123,108
Mortgage-backed securities – agency residential	—	231,046	—	231,046
Other equity securities	—	—	151	151
Non-Current Assets
Life settlement contracts	—	—	9,214	9,214
Total Assets Measured at Fair Value	$1,308,656	$572,135	$36,057	$1,916,848

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for fiscal years 2011 and 2010 were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions	Investments of Consolidated VIEs		Other[1]		Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the fiscal year ended September 30, 2011
Balance at October 1, 2010	$3,330		$23,362	$—		$9,365		$36,057	$—
Adjustment for adoption of new consolidation guidance	—		(23,362)	1,738		—		(21,624)	(71,382)
Total realized and unrealized gains (losses):
Included in consolidated sponsored investment products gains (losses), net	(1,349)		—	—		—		(1,349)	—
Included in investment and other income, net	—		—	118		2,942		3,060	(45,569)
Purchases, sales and settlements, net	14,074		—	—		(1,401)		12,673	36,648
Consolidation adjustment for sponsored investment products	593,137		—	—		—		593,137	—
Transfers out of Level 3, net	(607)		—	—		—		(607)	—
Effect of exchange rate changes	—		—	—		—		—	(3,623)
Balance at September 30, 2011	$608,585		$—	$1,856		$10,906		$621,347	$(83,926)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2011	$347	[2]	$—	$118	[3]	$1,200	[3]	$1,665	$(45,569)	[3]
_________________
1    Other primarily consists of life settlement contracts.
2     Included in consolidated sponsored investment products gains (losses), net.
3     Included in investment and other income, net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Residual Interests from Securitization Transactions		Other[1]		Total Level 3 Assets
for the fiscal year ended September 30, 2010
Balance at October 1, 2009	$2,053		$28,714		$11,228		$41,995
Total realized and unrealized gains (losses):
Included in other, net revenue	—		3,440		—		3,440
Included in consolidated sponsored investment products gains (losses), net	(1,050)		—		—		(1,050)
Included in investment and other income, net	—		—		2,745		2,745
Included in accumulated other comprehensive income	—		—		(417)		(417)
Purchases, sales and settlements, net	2,816		(8,792)		(4,191)		(10,167)
Transfers out of Level 3, net	(489)		—		—		(489)
Balance at September 30, 2010	$3,330		$23,362		$9,365		$36,057
Change in unrealized gains included in net income relating to assets held at September 30, 2010	$96	[2]	$3,440	[3]	$1,506	[4]	$5,042
_________________
1    Other primarily consists of equity securities and life settlement contracts.
2    Included in consolidated sponsored investment products gains (losses), net.
3    Included in other, net revenue.
4    Included in investment and other income, net.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	2011		2010
as of September 30,	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,110,375	$5,110,375	$4,123,716	$4,123,716
Other investments	51,259	56,908	53,081	48,366
Loans receivable, net	401,860	403,116	374,886	381,046
Loans receivable of consolidated VIEs, net	149,386	153,175	—	—
Financial Liabilities
Commercial paper	$29,997	$29,997	$29,997	$29,997
Deposits	890,189	892,719	655,748	660,371
FHLB advances	69,000	72,575	51,000	53,731
Long-term debt	1,034,037	1,059,301	898,903	955,080
Long-term debt of consolidated VIEs	164,176	167,877	—	—

Note 9 – Loans and Allowance for Loan Losses
The following table summarizes the banking/finance operating segment loans receivable by major category:

(in thousands)
as of September 30,	2011	2010
Commercial loans	$38,670	$36,471
Real estate mortgage loans	77,271	61,688
Installment loans[1]	441,336	257,460
Other	4,863	24,716
Total loans receivable	562,140	380,335
Less: allowance for loan losses	(10,894)	(5,449)
Loans Receivable, Net	$551,246	$374,886
_________________
I    Includes loans receivable of consolidated VIEs at September 30, 2011.
Installment loans primarily consist of automobile receivables and secured private banking loans to individuals. The allowance for loan losses primarily relates to automobile receivables. No loan loss allowance is provided on secured private banking loans as described in Note 1 – Significant Accounting Policies, Allowance for Loan Losses. At September 30, 2011 and 2010, loans receivable with aggregate carrying values of $47.7 million and $45.9 million were pledged as collateral for the ability to obtain FHLB advances.
Maturities of loans receivable at September 30, 2011 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$35,509	$2,178	$983	$38,670
Real estate mortgage loans	7,365	20	69,886	77,271
Installment loans[1]	217,562	141,302	82,472	441,336
Other	4,137	289	437	4,863
Total	$264,573	$143,789	$153,778	$562,140
_________________

[1]	Includes loans receivable of consolidated VIEs.

The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at September 30, 2011:

(in thousands)	Carrying Value
Loans at fixed interest rates	$225,615
Loans at floating or adjustable interest rates	71,952
Total	$297,567
Changes in the allowance for loan losses were as follows:

(in thousands)
for the fiscal years ended September 30,	2011	2010
Balance at beginning of year	$5,449	$7,026
Adjustment for adoption of new consolidation guidance	14,255	—
Provision for loan losses	4,608	3,252
Charge-offs	(21,021)	(6,697)
Recoveries	7,603	1,868
Balance at End of Year	$10,894	$5,449
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	2.09%	1.31%
Allowance for loan losses as a percentage of loans receivable	1.94%	1.43%
The following table summarizes the loans receivable by impairment methodology:

(in thousands)	2011		2010		2009
as of September 30,	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$543,176	$18,964	$362,295	$18,040	$308,937	$8,593
Less: allowance for loan losses	(7,570)	(3,324)	(3,529)	(1,920)	(6,188)	(838)
Total	$535,606	$15,640	$358,766	$16,120	$302,749	$7,755
The following is a summary of non-accrual, past due and restructured loans:

(in thousands)
as of September 30,	2011	2010	2009
Non-accrual loans	$11,928	$5,305	$965
Loans delinquent for 90 days or more	—	411	642
Loans modified in troubled debt restructurings	11,982	10,690	6,791
Interest income recognized for loans modified in troubled debt restructurings was not significant in fiscal years 2011, 2010 and 2009.

Note 10 – Property and Equipment, Net
The following is a summary of property and equipment:

(in thousands)			Useful Lives In Years
as of September 30,	2011	2010
Furniture, software and equipment	$647,163	$617,768	3 – 10
Premises and leasehold improvements	551,970	502,315	5 – 35
Land	75,208	72,577	N/A
	1,274,341	1,192,660
Less: Accumulated depreciation and amortization	(684,593)	(643,704)
Property and Equipment, Net	$589,748	$548,956
Depreciation and amortization expense related to property and equipment was $71.5 million, $67.7 million and $61.5 million in fiscal years 2011, 2010 and 2009. No impairment loss in value of property and equipment was recognized during fiscal years 2011, 2010 and 2009 as the Company determined there was no indicator of impairment.
Note 11 – Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill were as follows:

(in thousands)	Goodwill
Balance at October 1, 2010	$1,444,269
Additions	104,594
Foreign currency movements	(12,651)
Balance at September 30, 2011	$1,536,212
Intangible assets were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30, 2011
Amortized intangible assets
Customer base	$166,073	$(126,749)	$39,324
Other	47,732	(34,186)	13,546
	213,805	(160,935)	52,870
Non-amortized intangible assets
Management contracts	559,109	—	559,109
Total	$772,914	$(160,935)	$611,979

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30, 2010
Amortized intangible assets
Customer base	$166,212	$(118,060)	$48,152
Other	35,043	(33,291)	1,752
	201,255	(151,351)	49,904
Non-amortized intangible assets
Management contracts	512,456	—	512,456
Total	$713,711	$(151,351)	$562,360

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their carrying values are subject to foreign currency movements.
The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets as of August 1, 2011 and determined that there was no impairment in the value of these assets. Additionally, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal years 2010 and 2009. No impairment loss in the value of intangible assets subject to amortization was recognized during fiscal years 2011, 2010 and 2009 as the estimates of the undiscounted expected cash flows from these assets or their fair values exceeded the asset carrying values.
Amortization expense related to definite-lived intangible assets was $10.9 million in fiscal year 2011 and $10.4 million in fiscal years 2010 and 2009.
The estimated remaining amortization expense related to definite-lived intangible assets as of September 30, 2011 was as follows:

(in thousands)
for the fiscal years ending September 30,	Amount
2012	$10,451
2013	10,328
2014	10,290
2015	10,102
2016	5,470
Thereafter	6,229
Total	$52,870

Note 12 – Deposits
Deposits, all of which are held in the Company’s U.S. offices, were as follows:

(in thousands)
as of September 30,	2011	2010
Non-interest-bearing demand deposits	$189,598	$124,836
Interest-bearing demand deposits	25,186	18,555
Savings deposits	575,861	397,078
Time deposits	99,544	115,279
Total	$890,189	$655,748
Maturities of time deposits in amounts of $100,000 or more were as follows:

(in thousands)
as of September 30, 2011	Amount
3 months or less	$1,313
Over 3 months through 6 months	1,506
Over 6 months through 12 months	5,607
Over 12 months	11,938
Total	$20,364

Note 13 – Debt
Outstanding debt consisted of the following:

(dollars in thousands)	2011	Effective Interest Rate	2010	Effective Interest Rate
as of September 30,
Current
Commercial paper	$29,997	0.16%	$29,997	0.27%
Current maturities of long-term debt of consolidated sponsored investment products	29,656	4.39%	—	N/A
Current maturities of long-term debt of consolidated VIEs, at fair value	24,858	8.49%	—	N/A
Total Current	84,511		29,997
Banking/Finance
Long-term debt of consolidated VIEs, due fiscal years 2013-2016	164,176	5.86%	—	N/A
FHLB advances	69,000	3.30%	51,000	3.62%
Total Banking/Finance	233,176		51,000
Non-Current
Senior notes
$300 million 2.000% notes due fiscal year 2013	299,710	2.28%	299,533	2.28%
$250 million 3.125% notes due fiscal year 2015	249,800	3.32%	249,745	3.32%
$350 million 4.625% notes due fiscal year 2020	349,664	4.75%	349,625	4.75%
	899,174		898,903
Long-term debt of consolidated sponsored investment products, due fiscal years 2014-2017	105,207	5.54%	—	N/A
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2012-2019	846,369	0.88%	—	N/A
Total Non-Current	1,850,750		898,903
Total Debt	$2,168,437		$979,900
The current and non-current long-term debt of consolidated sponsored investment products has both fixed and floating interest rates ranging from 2.69% to 6.85%. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated sponsored investment products and, in some cases, a pledge of a right to call capital.
The current and non-current long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and has both fixed and floating interest rates ranging from 0.50% to 11.18%. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and has both fixed and floating interest rates ranging from 2.14% to 8.18%. See Note 6 – Variable Interest Entities.
The debt holders of the consolidated sponsored investment products and VIEs have no recourse to the Company's assets beyond the level of the Company's direct investment in these entities.
The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. The outstanding advances are subject to collateralization requirements.
The Company's senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of September 30, 2011, the Company was in compliance with the covenants of the notes.
At September 30, 2011, contractual maturities for FHLB advances, senior notes, long-term debt of consolidated sponsored investment products, and long-term debt of consolidated VIEs were as follows:

(in thousands)	FHLB Advances and Senior Notes	Long-term Debt of Consolidated Sponsored Investment Products and Consolidated VIEs	Total
for the fiscal years ending September 30,
2012	$—	$54,514	$54,514
2013	318,210	—	318,210
2014	—	53,550	53,550
2015	260,300	108,521	368,821
2016	8,000	106,808	114,808
Thereafter	381,664	846,873	1,228,537
Total	$968,174	$1,170,266	$2,138,440
The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.
At September 30, 2011, the Company had $470.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.3 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $245.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $153.2 million available through the secured Federal Reserve Bank short-term discount window and $25.0 million available in secured FHLB short-term borrowing capacity.
Note 14 – Taxes on Income
Taxes on income were as follows:

(in thousands)
for the fiscal years ended September 30,	2011	2010	2009
Current expense
Federal	$576,418	$426,470	$223,600
State	103,791	71,545	42,855
Non-U.S.	122,801	115,033	96,901
Deferred expense	414	5,264	20,958
Total Provision for Income Taxes	$803,424	$618,312	$384,314
Included in income before taxes was $1,028.2 million, $902.1 million and $594.9 million of pre-tax non-U.S. income for fiscal years 2011, 2010 and 2009. The provision for U.S. income taxes in fiscal years 2011, 2010 and 2009 included benefits of $0.7 million, $2.5 million and $1.1 million related to the utilization of net operating loss carry-forwards. In fiscal years 2011, 2010 and 2009, the Company’s income taxes payable for federal, state and non-U.S. purposes have been reduced by tax benefits of $16.3 million, $11.9 million and $7.3 million associated with its stock-based compensation plans. The benefits were recorded as an increase in capital in excess of par value.
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and tax holidays. The impact of the reduced rates on income tax expense was $78.3 million or $0.37 per diluted share for fiscal year 2011, $37.0 million or $0.16 per diluted share for fiscal year 2010, and $8.7 million or $0.04 per diluted share for fiscal year 2009. These tax incentives will expire at various times throughout fiscal year 2020.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in thousands)
as of September 30,	2011	2010
Deferred Tax Assets
State taxes	$19,690	$14,194
Allowance for loan losses	4,343	2,423
Deferred compensation and employee benefits	53,748	46,822
Stock-based compensation	23,601	21,911
Net operating loss carry-forwards	24,427	25,327
Tax benefit for uncertain tax positions	29,925	31,735
Residual interests from securitization transactions	—	4,855
Other	19,109	22,577
Total deferred tax assets	174,843	169,844
Valuation allowance for net operating loss carry-forwards	(12,259)	(13,881)
Deferred tax assets, net of valuation allowance	162,584	155,963
Deferred Tax Liabilities
Depreciation on fixed assets	18,218	15,349
Goodwill and other purchased intangibles	262,775	218,110
Deferred commissions	22,535	28,176
Unrealized gains on investments	2,800	14,185
Other	22,793	23,802
Total deferred tax liabilities	329,121	299,622
Net Deferred Tax Liability	$166,537	$143,659

The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in thousands)
as of September 30,	2011	2010
Deferred Tax Assets
Current deferred taxes	$107,898	$89,242
Other non-current assets	—	4,909
Deferred Tax Liabilities
Non-current deferred taxes	274,435	237,810
Net Deferred Tax Liability	$166,537	$143,659

At September 30, 2011, there were $57.2 million of non-U.S. net operating loss carry-forwards, $35.4 million of which expire between 2012 and 2021 with the remaining carry-forwards having an indefinite life. In addition, there were $197.3 million in state net operating loss carry-forwards that expire between 2012 and 2031. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance decreased $1.6 million and $0.3 million in fiscal years 2011 and 2010.
The Company has made no provision for U.S. income taxes on $4.9 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2011. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.
The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(dollar amounts in thousands)
for the fiscal years ended September 30,	2011		2010		2009
Federal taxes at statutory rate	$918,470	35.00%	$724,433	35.00%	$451,012	35.00%
State taxes, net of federal tax effect	63,504	2.42%	51,689	2.50%	30,718	2.38%
Effect of non-U.S. operations	(221,955)	(8.46)%	(177,113)	(8.56)%	(93,390)	(7.25)%
Effect of net loss (income) attributable to noncontrolling interests	35,981	1.37%	(2,032)	(0.10)%	(2,630)	(0.20)%
Change in valuation allowance	—	0.00%	(5,242)	(0.25)%	—	0.00%
Other	7,424	0.29%	26,577	1.28%	(1,396)	(0.11)%
Tax Provision	$803,424	30.62%	$618,312	29.87%	$384,314	29.82%

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in thousands)
for the fiscal year ended September 30,	2011
Balance at beginning of year	$93,288
Additions for tax positions of prior years	8,793
Reductions for tax positions of prior years	(5,071)
Additions for tax positions related to the current year	10,805
Settlements with taxing authorities	(4,192)
Expirations of statute of limitations	(3,900)
Balance at End of Year	$99,723
If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2011 and 2010 was approximately $20.3 million and $18.5 million, and is not presented in the unrecognized tax benefits table above. Interest expense of $3.2 million, $5.1 million and $3.5 million was recognized in the consolidated statements of income during fiscal years 2011, 2010 and 2009. Accrued penalties at September 30, 2011 and 2010 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1995 to 2011; Canada, Hong Kong and Singapore 2004 to 2011; U.S. federal, the State of New York, and Luxembourg 2006 to 2011; the States of California and New Jersey 2007 to 2011; the States of Florida and Massachusetts, and the City of New York 2008 to 2011; and the U.K. 2008 to 2010.
The Company was notified by the Internal Revenue Service that it will be subject to federal examination for fiscal years 2009 and 2010. The Company also has on-going examinations in various stages of completion in the States of Michigan and New York, Canada, Hong Kong, India and Singapore. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2011 could decrease by an estimated

$23.0 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities. The unrecognized tax benefits described above are included in the Company’s contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. At this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amount of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are $16.7 million and $6.4 million.
Note 15 – Commitments and Contingencies
Guarantees
The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 6 - Variable Interest Entities).

At September 30, 2011, the banking/finance segment had issued financial standby letters of credit totaling $9.7 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities as of September 30, 2011.
Legal Proceedings
Between 2003 and 2006, following industry-wide market timing and late trading investigations by regulators, Franklin and certain related parties were named in civil lawsuits. Certain of those lawsuits have been resolved. The remaining lawsuits are described below.
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
In response to the Company-related defendants’ motion to dismiss the consolidated class action complaint, on June 26, 2008, the court issued an order dismissing certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissing all class action claims against the named Funds. In addition, all named individual defendants have since been dismissed without prejudice from the consolidated class action pursuant to stipulation. On December 9, 2010, the court granted the Company-related defendants’ motion for partial summary judgment as to non-arranged market timing, finding that the record could not support a finding of liability against the Company-related defendants and denied lead plaintiff’s cross-motion for partial summary judgment. The Company and lead plaintiff in the consolidated class action reached agreement-in-principle on December 21, 2010 to resolve that action, pursuant to which the Company agreed to pay $2.75 million towards distribution of settlement amounts reached in lead plaintiff’s settlements with other, non-Company defendants, and towards class counsel’s fees, and any unspent amounts will be distributed to relevant Funds. The parties documented the terms of the agreement in a stipulation (the “Stipulation and Releases”), which is subject to certain conditions including court approval. The court issued its preliminary approval of the Stipulation and Releases on June 9, 2011 and conducted a final approval hearing on October 25, 2011. The matter is now under submission with the court.
Pursuant to stipulation, the consolidated Fund derivative action has been stayed since December 2010. On June

9, 2011, consistent with the terms of that stipulation, the Company-related defendants gave notice of their withdrawal from the stipulation. On July 15, 2011, plaintiffs filed a motion to continue the stay (pending a decision of appeal in another case), which the court granted on August 25, 2011. Accordingly, the consolidated fund derivative action remains stayed at this time. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004. Neither of the derivative actions has progressed to expert discovery concerning alleged damages and the Company is therefore unable to estimate an amount or range of any possible additional losses relating to the market timing lawsuits.
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
The Company is from time to time involved in litigation relating to other claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2011, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2022. Lease expense aggregated $62.1 million, $66.6 million and $58.7 million and sublease income totaled $1.4 million, $1.7 million and $4.2 million for fiscal years 2011, 2010 and 2009. Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2011:

(in thousands)
for the fiscal years ending September 30,	Amount
2012	$45,403
2013	41,466
2014	37,751
2015	29,930
2016	25,121
Thereafter	28,923
Total Minimum Lease Payments	$208,594
Future minimum rentals to be received under non-cancelable subleases totaled approximately $11.6 million at September 30, 2011.
At September 30, 2011, the banking/finance segment had commitments to extend credit in an aggregate amount of $128.2 million, primarily under credit card lines and secured credit lines.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2011 and 2010, the Company held cash of approximately $124.5 million and $351.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
Note 16 – Stock-Based Compensation
The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In March 2011, the Company's stockholders approved an amendment and restatement of the USIP increasing the number of authorized shares available for issuance under the USIP by 10.0 million shares to a total of 40.0 million shares. At September 30, 2011, approximately 12.6 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $97.4 million at September 30, 2011. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The total fair value of stock awards and stock unit awards vested during fiscal years 2011, 2010 and 2009 was $97.6 million, $64.8 million and $81.4 million. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2011, 2010 and 2009 were $118.78, $107.10 and $68.40 per share.
The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at September 30, 2010	1,015	$95.86
Granted	924	118.78
Vested	(818)	96.47
Forfeited/canceled	(36)	106.51
Nonvested Balance at September 30, 2011	1,085	$114.57

Stock Options
The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price and remaining contractual term)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	2,145	$37.95
Exercised	(774)	36.64
Expired/canceled	(2)	37.17
Outstanding and Exercisable at September 30, 2011	1,369	$38.69	1.2	$77,991
Stock option awards generally have been granted at prices that are either equal to or above the market value of the underlying shares of the Company’s common stock on the date of grant and expire no later than ten years after the grant date. No stock option awards have been granted since November 2004. All stock options were fully vested and all related compensation cost was recognized prior to fiscal year 2008. The total intrinsic values of share options exercised during fiscal years 2011, 2010 and 2009 were $66.2 million, $40.4 million and $20.1 million.
Cash received from stock option exercises for fiscal years 2011, 2010 and 2009 was $28.3 million, $22.3 million and $24.4 million. Income tax benefits from stock option exercises for fiscal years 2011, 2010 and 2009 were $15.3 million, $10.9 million and $8.0 million.
Employee Stock Investment Plan
The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 0.2 million shares were issued under the ESIP during fiscal year 2011. At September 30, 2011, approximately 2.6 million shares were reserved for future issuance under this plan.
All Stock-Based Plan Arrangements
Total stock-based compensation costs of $88.7 million, $81.7 million and $84.4 million were recognized in the consolidated statements of income during fiscal years 2011, 2010 and 2009.
The Company generally does not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Note 17 – Defined Benefit Plans
Franklin Templeton Global Investors Limited, an indirect subsidiary of Franklin located in the U.K., sponsors a defined benefit pension plan. In addition, Fiduciary Trust, a wholly-owned subsidiary of Franklin located in the U.S., sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.

The following tables summarize information regarding the changes in plan benefit obligations and assets, the funded status and the amounts recognized in the consolidated balance sheets in relation to the defined benefit pension plan and the defined benefit healthcare plan, under other benefits.

(in thousands)	Pension Benefits		Other Benefits
as of and for the fiscal years ended September 30,	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$42,079	$38,736	$7,380	$6,371
Service cost	3,274	2,891	—	11
Interest cost	2,108	2,041	327	353
Participant contributions	1,044	792	—	—
Benefits paid	(1,426)	(1,874)	(506)	(452)
Actuarial (gains) losses	(3,887)	95	(1,150)	1,097
Foreign currency movements	(364)	(602)	—	—
Benefit Obligation at End of Year	$42,828	$42,079	$6,051	$7,380
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$42,956	$38,810	$—	$—
Actual return on assets	(1,938)	2,800	—	—
Employer contributions	3,274	3,023	506	452
Participant contributions	1,044	792	—	—
Benefits paid	(1,426)	(1,874)	(506)	(452)
Foreign currency movements	(370)	(595)	—	—
Fair Value of Plan Assets at End of Year	$43,540	$42,956	$—	$—
Funded Status	$712	$877	$(6,051)	$(7,380)

(in thousands)	Pension Benefits		Other Benefits
as of and for the fiscal years ended September 30,	2011	2010	2011	2010
Amounts Recognized in the Consolidated Balance Sheets
Non-current assets	$712	$877	$—	$—
Current liabilities	—	—	(420)	(505)
Other non-current liabilities	—	—	(5,631)	(6,875)
Net Asset (Liability)	$712	$877	$(6,051)	$(7,380)
Weighted-Average Assumptions
Discount rate	5.20%	5.10%	4.90%	4.80%
Expected long-term rate of return on plan assets[1]	6.76%	7.20%	N/A	N/A
Rate of compensation increase	4.20%	4.20%	4.50%	4.50%
___________________

[1]	The expected long-term rate of return on plan assets is based on the weighted-average historic performance of each asset class and current market conditions.

The following table summarizes the components of net periodic benefit cost for all plans.

(in thousands)	Pension Benefits			Other Benefits
for the fiscal years ended September 30,	2011	2010	2009	2011	2010	2009
Service cost	$3,274	$2,891	$3,636	$—	$11	$14
Interest cost	2,108	2,041	1,770	327	353	400
Expected return on plan assets	(3,177)	(2,793)	(2,234)	—	—	—
Amortization of net actuarial losses (gains)	—	—	—	177	23	(28)
Net Periodic Benefit Cost	$2,205	$2,139	$3,172	$504	$387	$386
As of September 30, 2011 and 2010, the Company’s defined benefit pension plan assets were invested in investment funds with holdings of $37.1 million and $36.8 million in equity securities, $3.5 million and $3.1 million in debt securities, and $2.9 million and $3.1 million in cash and cash equivalents. The fair value of the investment funds, which are classified as Level 1, is determined based on the published net asset value of the funds. There were no pension plan assets classified as Level 3 during fiscal year 2011.
The Company has no target allocation set for the defined benefit pension plan as the plan members control all investment decisions. The defined benefit healthcare plan is an unfunded benefit plan. The Company expects to contribute $3.3 million to the pension plan and $0.4 million to the healthcare benefit plan in fiscal year 2012. The expected future benefit payments over the next 10 years for the pension plan and for the healthcare plan are $18.6 million and $4.2 million.
Note 18 – Segment Information
The Company has two operating segments, investment management and related services and banking/finance. The Company derives substantially all of its operating revenues from providing investment management and related services to its sponsored investment products and the sub-advised products that it manages. This is the Company’s primary business and operating segment. The Company’s investment management and related services are marketed to the public globally under six distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby®.
The Company’s secondary business and operating segment is banking/finance. The banking/finance segment offers select retail banking, private banking and consumer lending services through its banking and finance subsidiaries. Banking and consumer lending activities include consumer credit and debit cards, real estate equity lines, and home equity/mortgage and automobile lending.

Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for loan losses.

(in thousands)	Investment Management and Related Services	Banking/ Finance	Total
as of and for the fiscal year ended September 30, 2011
Assets	$12,417,720	$1,358,123	$13,775,843
Operating revenues	7,113,226	26,813	7,140,039
Interest expense	(37,436)	N/A	(37,436)
Income before taxes	2,611,887	12,313	2,624,200
as of and for the fiscal year ended September 30, 2010
Assets	$9,746,894	$961,194	$10,708,088
Operating revenues	5,814,623	38,376	5,852,999
Interest expense	(16,506)	N/A	(16,506)
Income before taxes	2,032,481	37,327	2,069,808
as of and for the fiscal year ended September 30, 2009
Assets	$8,429,298	$1,039,165	$9,468,463
Operating revenues	4,195,592	(1,505)	4,194,087
Interest expense	(3,771)	N/A	(3,771)
Income (loss) before taxes	1,338,941	(50,336)	1,288,605
Operating revenues of the banking/finance segment included above were as follows:

(in thousands)
for the fiscal years ended September 30,	2011	2010	2009
Interest and fees on loans	$39,152	$18,646	$19,507
Interest and dividends on investment securities	7,412	13,811	19,707
Total interest income	46,564	32,457	39,214
Interest on deposits	(4,138)	(4,723)	(6,153)
Interest on long-term debt	(16,260)	(1,895)	(2,625)
Total interest expense	(20,398)	(6,618)	(8,778)
Net interest income	26,166	25,839	30,436
Unrealized gains (losses) on trading investments, net	—	3,440	(45,955)
Other income	5,255	12,349	19,803
Provision for loan losses	(4,608)	(3,252)	(5,789)
Total	$26,813	$38,376	$(1,505)

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Operating revenues are generally allocated to geographic areas based on the location of the office providing services and are summarized below.

(in thousands)
for the fiscal years ended September 30,	2011	2010	2009
Operating Revenues
United States	$4,589,412	$3,919,953	$2,917,695
The Bahamas	1,041,873	753,701	488,739
Asia-Pacific	688,951	571,109	343,463
Europe, the Middle East and Africa	435,275	279,647	198,292
Canada	344,582	302,972	233,093
Latin America	39,946	25,617	12,805
Total	$7,140,039	$5,852,999	$4,194,087
Property and Equipment, Net
United States	$441,912	$415,250	$395,198
The Bahamas	17,216	17,896	18,666
Asia-Pacific	103,326	85,053	84,169
Europe, the Middle East and Africa	14,965	15,592	19,184
Canada	11,497	13,971	16,702
Latin America	832	1,194	1,540
Total	$589,748	$548,956	$535,459

Note 19 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in thousands)
for the fiscal years ended September 30,	2011	2010	2009
Investment and Other Income (Losses), Net
Dividend income	$35,652	$38,647	$37,886
Interest income	11,013	12,917	31,918
Capital gain distributions	256	1,998	14,535
Other-than-temporary impairment of investment securities, available-for-sale	(7,293)	(1,463)	(63,068)
Other-than-temporary impairment of investments in equity method investees and other	(6,313)	—	—
Realized gains on sale of investment securities, available-for-sale	65,533	17,924	9,750
Realized losses on sale of investment securities, available-for-sale	(267)	(1,619)	(13,694)
Gains (losses) on trading investment securities, net	(1,356)	30,343	6,154
Income (losses) from investments in equity method investees, net of tax	(1,077)	19,948	17,727
Foreign currency exchange gains (losses), net	3,281	(4,715)	9,923
Losses on assets and liabilities of consolidated VIEs, net	(80,014)	—	—
Other, net	18,464	5,157	9,866
Total	37,879	119,137	60,997
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains (losses), net	5,805	14,493	(36,732)
Unrealized gains (losses), net	(41,875)	(5,996)	65,517
Total	(36,070)	8,497	28,785
Interest Expense	(37,436)	(16,506)	(3,771)
Other Income, Net	$(35,627)	$111,128	$86,011
Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in trading securities, cash equivalents, and investments in debt securities of U.S. states and political subdivisions. Proceeds from the sale of investment securities, available-for-sale were $477.5 million, $247.1 million and $706.8 million for fiscal years 2011, 2010 and 2009.
The Company recognized net gains (losses) on trading investment securities that were held at September 30, 2011, 2010 and 2009 of $(48.1) million, $15.5 million and $16.9 million.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). The Company's calculation methodology follows the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company's calculations as of September 30, 2011 and 2010 , it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)			Capital Adequacy Minimum
as of September 30,	2011	2010
Tier 1 capital	$6,141,354	$5,461,801	N/A
Total risk-based capital	6,152,248	5,467,250	N/A
Tier 1 leverage ratio	55%	65%	5%
Tier 1 risk-based capital ratio	53%	63%	4%
Total risk-based capital ratio	53%	63%	8%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures as of September 30, 2011 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm set forth in Item 8 of Part II of this Form 10-K are incorporated herein by reference.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”
Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company’s website at www.franklinresources.com under “Corporate Governance.” A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website.
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No.1 Election of Directors–Nominees,” “Proposal No. 1 Election of Directors–Information about the Board and its Committees–The Audit Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2012 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2011.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Director Fees” and “Proposal No. 1 Election of Directors–Executive Compensation” of the Company’s 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors-Security Ownership of Management” of the Company’s 2012 Proxy Statement.

 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2011 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	1,937,046	[2]	$38.69	[3]	15,176,293	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	1,937,046		$38.69		15,176,293
________________

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

[2]
Includes restricted stock unit awards under the USIP that may be settled in shares of the Company's common stock, but excludes options to purchase shares of the Company’s common stock accruing under the Company’s ESIP. Under the ESIP, each eligible employee is granted a separate option to purchase up to 2,000 shares of common stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 85% of the fair market value of the common stock on the enrollment date or the exercise date, whichever is lower.

[3]	Does not take into account restricted stock unit awards under the USIP.

[4]
In March 2011, the Company's stockholders approved an amendment and restatement of the USIP increasing the number of authorized shares available for issuance under the USIP by 10.0 million shares. As of September 30, 2011, 2,591,213 shares of common stock were available for future issuance under the ESIP and 12,585,080 shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Proposal No.1 Election of Directors–Corporate Governance–Director Independence Standards” and “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of the Company’s 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2012 Proxy Statement.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 15, 2011), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 16, 2011 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
Form of First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Form of Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

10.1
Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-09318) (the “2009 Annual Report”)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report
10.3
Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-09318)

10.4
Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (“March 2009 Quarterly Report”)

10.5
Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.5 to the 2009 Annual Report

Exhibit No.	Description
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

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds, incorporated by reference to Exhibit 10.10 to the 2009 Annual Report
10.11	Representative Form of Multiple Class Plan on behalf of certain funds, incorporated by reference to Exhibit 10.11 to the 2009 Annual Report
10.12	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)
10.13	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients (filed herewith)
10.14	Representative Form of Custody-Only Agreement for High Net-Worth Clients (filed herewith)
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

10.23	2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008, incorporated by reference to Exhibit 10.4 to the March 2009 Quarterly Report*
10.24	1998 Employee Stock Investment Plan (as amended and restated October 12, 2009 and effective February 1, 2010), incorporated by reference to Exhibit 10.33 to the 2009 Annual Report *
10.25
2002 Universal Stock Incentive Plan (as amended and restated effective March 15, 2011), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2011 (File No. 001-09318)*

Exhibit No.	Description
10.26
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective March 16, 2010), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010 (file No. 001-09318)*

10.27
2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Independent Director Compensation as of September 30, 2011 (filed herewith)*
10.29
Named Executive Officer Compensation as of January 1, 2010, incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-09318)*

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, Redeemable Noncontrolling Interests and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

___________
*         Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 15, 2011	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 15, 2011	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 15, 2011	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 15, 2011	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	November 15, 2011	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman and Director

Date:	November 15, 2011	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2011	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 15, 2011	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 15, 2011	By:	/s/ Mark C. Pigott
Mark. C. Pigott, Director

Date:	November 15, 2011	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 15, 2011	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 15, 2011	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

Date:	November 15, 2011	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director

EXHIBIT INDEX

Exhibit No.	Description
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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 15, 2011, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 16, 2011 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
Form of First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Form of Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

10.1
Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-09318) (the “2009 Annual Report”)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report
10.3
Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the priod ended December 31, 2010 (File No. 001-09318)

10.4
Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (“March 2009 Quarterly Report”)

10.5
Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.5 to the 2009 Annual Report

10.6
Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.6 to the 2009 Annual Report

10.7
Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.7 to the 2009 Annual Report

10.8
Representative 12b-1 Form of Amended and Restated Class 2, 3 and 4 Distribution Plan between Franklin Templeton Variable Insurance Products Trust and Franklin/Templeton Distributors, Inc., incorporated by reference to Exhibit 10.8 to the 2009 Annual Report

Exhibit No.	Description
10.9
Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds, incorporated by reference to Exhibit 10.9 to the 2009 Annual Report

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds, incorporated by reference to Exhibit 10.10 to the 2009 Annual Report
10.11	Representative Form of Multiple Class Plan on behalf of certain funds, incorporated by reference to Exhibit 10.11 to the 2009 Annual Report
10.12	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)
10.13	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients (filed herewith)
10.14	Representative Form of Custody-Only Agreement for High Net-Worth Clients (filed herewith)
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

10.23	2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008, incorporated by reference to Exhibit 10.4 to the March 2009 Quarterly Report*
10.24	1998 Employee Stock Investment Plan (as amended and restated October 12, 2009 and effective February 1, 2010), incorporated by reference to Exhibit 10.33 to the 2009 Annual Report*
10.25
2002 Universal Stock Incentive Plan (as amended and restated effective March 15, 2011), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2011 (File No. 001-09318)*

10.26
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective March 16, 2010), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 001-09318)*

10.27
2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Independent Director Compensation as of September 30, 2011 (filed herewith)*
10.29
Named Executive Officer Compensation as of January 1, 2010, incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-09318)*

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, Nonredeemable Noncontrolling Interests and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

__________
*        Management/Employment Contract or Compensatory Plan or Arrangement