Form 10-Q
period 2011-12-31
FRANKLIN RESOURCES INC
filed 2012-02-01
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Outstanding: 215,942,632 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 25, 2012.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2011	2010
Operating Revenues
Investment management fees	$1,075,137	$1,066,507
Sales and distribution fees	524,304	552,203
Shareholder servicing fees	75,405	72,055
Other, net	27,030	9,548
Total operating revenues	1,701,876	1,700,313
Operating Expenses
Sales, distribution and marketing	630,618	647,153
Compensation and benefits	300,412	292,394
Information systems and technology	41,434	40,367
Occupancy	31,842	30,868
General, administrative and other	65,190	30,297
Total operating expenses	1,069,496	1,041,079
Operating Income	632,380	659,234
Other Income (Expenses)
Investment and other income, net	71,176	46,328
Interest expense	(8,565)	(7,895)
Other income, net	62,611	38,433
Income before taxes	694,991	697,667
Taxes on income	201,265	207,550
Net income	493,726	490,117
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	10,147	(11,877)
Redeemable noncontrolling interests	2,794	837
Net Income Attributable to Franklin Resources, Inc.	$480,785	$501,157
Earnings per Share
Basic	$2.21	$2.24
Diluted	2.20	2.23
Dividends per Share	$2.27	$0.25
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	December 31, 2011	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$4,248,837	$4,699,994
Cash and cash equivalents of consolidated variable interest entities	72,316	88,238
Receivables	781,645	772,475
Investment securities, trading	1,056,668	889,686
Investment securities, available-for-sale	756,165	990,976
Investments of consolidated variable interest entities, at fair value	10,561	10,994
Investments in equity method investees and other	20,693	21,861
Deferred taxes	106,648	107,898
Prepaid expenses and other	30,523	34,646
Total current assets	7,084,056	7,616,768
Banking/Finance Assets
Cash and cash equivalents	590,705	410,381
Investment securities, available-for-sale	331,621	345,486
Loans receivable, net	390,120	401,860
Loans receivable of consolidated variable interest entities, net	124,529	149,386
Other	38,299	51,010
Total banking/finance assets	1,475,274	1,358,123
Non-Current Assets
Investments of consolidated sponsored investment products	623,326	584,608
Investments of consolidated variable interest entities, at fair value	826,632	811,618
Investments in equity method investees and other	558,620	535,509
Property and equipment, net	594,668	589,748
Goodwill	1,535,602	1,536,212
Other intangible assets, net	606,625	611,979
Other	100,684	131,278
Total non-current assets	4,846,157	4,800,952
Total Assets	$13,405,487	$13,775,843
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in thousands, except per share data)	December 31, 2011	September 30, 2011
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$228,043	$400,885
Commercial paper	25,000	29,997
Current maturities of long-term debt	6,589	29,656
Current maturities of long-term debt of consolidated variable interest entities, at fair value	24,924	24,858
Accounts payable, accrued expenses and other	206,684	328,303
Commissions	343,911	369,539
Income taxes	205,773	128,826
Total current liabilities	1,040,924	1,312,064
Banking/Finance Liabilities
Deposits	1,028,343	890,189
Long-term debt of consolidated variable interest entities	135,652	164,176
Federal Home Loan Bank advances	69,000	69,000
Other	957	970
Total banking/finance liabilities	1,233,952	1,124,335
Non-Current Liabilities
Long-term debt	974,347	1,004,381
Long-term debt of consolidated variable interest entities, at fair value	823,741	846,369
Deferred taxes	278,772	274,435
Other	93,850	91,789
Total non-current liabilities	2,170,710	2,216,974
Total liabilities	4,445,586	4,653,373
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	26,509	18,611
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 215,948,381 and 217,693,435 shares issued and outstanding, at December 31, 2011 and September 30, 2011	21,595	21,769
Retained earnings	8,198,497	8,443,531
Appropriated retained earnings of consolidated variable interest entities	40,619	18,969
Accumulated other comprehensive income	12,932	40,462
Total Franklin Resources, Inc. stockholders’ equity	8,273,643	8,524,731
Nonredeemable noncontrolling interests	659,749	579,128
Total stockholders’ equity	8,933,392	9,103,859
Total Liabilities and Stockholders’ Equity	$13,405,487	$13,775,843
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended December 31,
(in thousands)	2011	2010
Net Income	$493,726	$490,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,624	62,478
Stock-based compensation	25,660	21,775
Excess tax benefit from stock-based compensation	(17,374)	(12,047)
Net gains on sale of assets	(13,245)	(26,968)
Net losses on non-current investments of consolidated sponsored investment products	10,077	—
Net (gains) losses of consolidated variable interest entities	(22,328)	11,458
Equity in net income of affiliated companies	(22,472)	(23,892)
Other-than-temporary impairment of investments	—	13,156
Provision for loan losses	(266)	2,845
Deferred income taxes	7,049	5,957
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(27,820)	(135,780)
Increase in trading securities, net	(147,097)	(182,115)
Increase in income taxes payable	98,357	118,828
(Decrease) increase in commissions payable	(25,628)	26,277
(Decrease) increase in other liabilities	(70,512)	9,130
Decrease in accrued compensation and benefits	(173,011)	(135,443)
Net cash provided by operating activities	167,740	245,776
Purchase of investments	(95,640)	(43,512)
Purchase of investments by consolidated variable interest entities	(73,193)	(176,137)
Liquidation of investments	285,573	190,477
Liquidation of investments by consolidated variable interest entities	95,849	251,815
Liquidation of banking/finance investments	12,847	13,690
Decrease (increase) in loans receivable, net	13,150	(28,049)
Decrease in loans receivable held by consolidated variable interest entities, net	24,586	43,980
Additions of property and equipment, net	(26,768)	(54,003)
Cash and cash equivalents recognized due to adoption of new consolidation guidance	—	45,841
Net cash provided by investing activities	236,404	244,102
Increase in deposits	138,154	21,610
Issuance of common stock	12,788	13,061
Dividends paid on common stock	(546,899)	(49,763)
Repurchase of common stock	(290,856)	(198,536)
Excess tax benefit from stock-based compensation	17,374	12,047
Decrease in commercial paper, net	(5,007)	(2,767)
Proceeds from issuance of debt	6,589	—
Payments on debt	(61,778)	—
Payments on debt by consolidated variable interest entities	(54,119)	(89,721)
Noncontrolling interests	102,326	1,357
Net cash used in financing activities	$(681,428)	$(292,712)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in thousands)	2011	2010
Effect of exchange rate changes on cash and cash equivalents	$(9,471)	$148
(Decrease) increase in cash and cash equivalents	(286,755)	197,314
Cash and cash equivalents, beginning of period	5,198,613	4,123,716
Cash and Cash Equivalents, End of Period	$4,911,858	$4,321,030

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period
Current assets	$4,699,994	$3,985,312
Current assets of consolidated variable interest entities	88,238	—
Banking/finance assets	410,381	138,404
Total	$5,198,613	$4,123,716
Cash and cash equivalents, end of period
Current assets	$4,248,837	$4,101,724
Current assets of consolidated variable interest entities	72,316	73,236
Banking/finance assets	590,705	146,070
Total	$4,911,858	$4,321,030

Supplemental Disclosure of Non-Cash Information
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(5,098)	$(1,503)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	—	60,760

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$94,633	$82,917
Cash paid for interest	18,190	16,935
Cash paid for interest by consolidated variable interest entities	11,473	9,679
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2011 (“fiscal year 2011”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2011.
In the quarter ended September 30, 2011, the Company discontinued the classification of a portion of the investment management fees earned by certain of its non-U.S. subsidiaries as sales and distribution fees. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. This reclassification had no impact on previously reported net income or financial position and does not represent a restatement of any previously published financial results. See Note 1 – Significant Accounting Policies in the Company's Form 10-K for fiscal year 2011.
The following table presents the effects of the changes in the presentation of operating revenues to the Company’s previously-reported condensed consolidated statement of income:

(in thousands)	Three Months Ended December 31, 2010
	As Reported	Adjustments	As Amended
Operating Revenues
Investment management fees	$1,040,878	$25,629	$1,066,507
Sales and distribution fees	577,832	(25,629)	552,203
Shareholder servicing fees	72,055	—	72,055
Other, net	9,548	—	9,548
Total operating revenues	$1,700,313	$—	$1,700,313
Note 2 – New Accounting Guidance
On October 1, 2011, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires separate disclosures about purchases, sales, issuances and other settlements in the rollforward of activity in Level 3 fair value measurements. See Note 7 - Fair Value Measurements for the expanded disclosures.
There were no significant updates to new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2011.

Note 3 – Stockholders' Equity, Redeemable Noncontrolling Interests and Comprehensive Income
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the three months ended December 31, 2011
Balance at October 1, 2011	$8,524,731	$579,128	$9,103,859	$18,611
Net income	480,785	10,147	490,932	2,794
Net income reclassified to appropriated retained earnings	21,650	(21,650)	—
Other comprehensive income
Net unrealized losses on investments, net of tax	(4,797)		(4,797)
Currency translation adjustments	(22,558)		(22,558)
Net unrealized losses on defined benefit plans, net of tax	(175)		(175)
Cash dividends on common stock	(493,332)		(493,332)
Repurchase of common stock	(290,856)		(290,856)
Noncontrolling interests
Net subscriptions		92,124	92,124	10,202
Net deconsolidation of certain sponsored investment products		—	—	(5,098)
Other [1]	58,195		58,195
Balance at December 31, 2011	$8,273,643	$659,749	$8,933,392	$26,509
________________

[1]	Primarily relates to stock-based compensation plans.

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the three months ended December 31, 2010
Balance at October 1, 2010	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance	106,601		106,601
Net income (loss)	501,157	(11,877)	489,280	837
Net loss reclassified to appropriated retained earnings	(11,996)	11,996	—
Other comprehensive income
Net unrealized gains on investments, net of tax	849		849
Currency translation adjustments	12,667		12,667
Net unrealized gains on defined benefit plans, net of tax	13		13
Cash dividends on common stock	(56,012)		(56,012)
Repurchase of common stock	(198,536)		(198,536)
Noncontrolling interests
Net deconsolidation of certain sponsored investment products		—	—	(1,503)
Net subscriptions (redemptions)		(733)	(733)	2,090
Other [1]	47,991		47,991
Balance at December 31, 2010	$8,129,728	$2,838	$8,132,566	$20,957
________________

[1]	Primarily relates to stock-based compensation plans.

The components of comprehensive income, including amounts attributable to noncontrolling interests, were as follows:

(in thousands)	Three Months Ended December 31,
	2011	2010
Net income	$493,726	$490,117
Net unrealized gains (losses) on investments, net of tax	(4,797)	849
Currency translation adjustments	(22,558)	12,667
Net unrealized gains (losses) on defined benefit plans, net of tax	(175)	13
Total comprehensive income	466,196	503,646
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	10,147	(11,877)
Redeemable noncontrolling interests	2,794	837
Total Comprehensive Income Attributable to Franklin Resources, Inc.	$453,255	$514,686
During the three months ended December 31, 2011 and 2010, the Company repurchased 3.0 million and 1.7 million shares of its common stock at a cost of $290.9 million and $198.5 million under its stock repurchase program. In December 2011, the Company’s Board of Directors authorized the repurchase of up to 10.0 million additional shares of its common stock under the stock repurchase program. At December 31, 2011, approximately 11.8 million shares of common stock remained available for repurchase under the stock repurchase program. The stock repurchase program is not subject to an expiration date.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2011	2010
Net Income Attributable to Franklin Resources, Inc.	$480,785	$501,157
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3,342	2,126
Net Income Available to Common Stockholders	$477,443	$499,031

Weighted-average shares outstanding – basic	216,143	223,169
Effect of dilutive common stock options and non-participating nonvested stock unit awards	584	1,084
Weighted-Average Shares Outstanding – Diluted	216,727	224,253

Earnings per Share
Basic	$2.21	$2.24
Diluted	2.20	2.23
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.5 million and 0.2 million for the three months ended December 31, 2011 and 2010.
Note 5 – Variable Interest Entities
The Company has interests in various types of variable interest entities (“VIEs”). It is the primary beneficiary of collateralized loan obligations (“CLOs”) and auto loan securitization trusts (“securitization trusts”) and therefore consolidates these VIEs. Other VIEs, for which the Company is not the primary beneficiary, primarily consist of certain sponsored and other investment products (collectively “other investment products”) from which the Company earns investment management and related services fees and/or has an equity ownership interest in the VIE.
Collateralized Loan Obligations
The Company provides collateral management services to the CLOs, which are asset-backed financing entities collateralized by a pool of assets.
During the three months ended December 31, 2011, the changes in fair values of the underlying assets and liabilities of the CLOs resulted in a $27.7 million net gain and $5.0 million net loss, for a combined net gain of $22.7 million. During the three months ended December 31, 2010, the changes in fair values of the underlying assets and liabilities resulted in a $34.2 million net gain and $43.3 million net loss, for a combined net loss of $9.1 million.
The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the CLOs:

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of December 31, 2011
Unpaid principal balance	$883,718	$17,697	$1,040,484
Excess unpaid principal over fair value	(46,525)	(6,036)	(191,819)
Fair value	$837,193	$11,661	$848,665

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of September 30, 2011
Unpaid principal balance	$887,838	$21,577	$1,044,863
Excess unpaid principal over fair value	(65,226)	(10,178)	(173,636)
Fair value	$822,612	$11,399	$871,227
Automobile Loan Securitization Trusts
The Company retained certain interests in and servicing responsibilities for automobile loan securitization trusts, which originated from securitization transactions between the Company and the securitization trusts in previous years.
The following table provides details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)	December 31, 2011	September 30, 2011
Principal amount of loans
Loans receivable of consolidated VIEs	$128,901	$155,071
Loans receivable	75,337	83,791
Total	$204,238	$238,862
Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs	$3,322	$3,651
Loans receivable	1,507	1,721
Total	$4,829	$5,372
The Company has provided guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. The maximum potential amount of future payments related to these guarantees was $3.8 million at December 31, 2011 and September 30, 2011. The Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities during fiscal year 2011 or the three months ended December 31, 2011.
The original amount of loans serviced for the securitization trusts that were still in existence at December 31, 2011 and September 30, 2011 totaled $1.2 billion. At December 31, 2011 and September 30, 2011, the securitization trusts had approximately 17,200 and 19,100 loans outstanding, with weighted-average annualized interest rates of 10.56% and 10.55%.
Other Investment Products
The carrying values of the Company’s investment management and related service fees receivable from and the equity ownership interests in the other investment product VIEs as recorded in the Company’s condensed consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)	December 31, 2011	September 30, 2011
Current Assets
Receivables	$41,710	$42,218
Investment securities, available-for-sale	130,807	139,981
Investments in equity method investees and other	160	154
Total Current	172,677	182,353
Non-Current Assets
Investments in equity method investees and other	40,237	36,584
Total	$212,914	$218,937
The Company's total assets under management (“AUM”) of the other investment products was $31.3 billion at December 31, 2011 and $36.1 billion at September 30, 2011.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during fiscal year 2011 or the three months ended December 31, 2011.
Note 6 – Investments
Investments consisted of the following:

(in thousands)	December 31, 2011	September 30, 2011
Current
Investment securities, trading	$1,056,668	$889,686
Investment securities, available-for-sale
Sponsored investment products	701,572	925,711
Securities of U.S. states and political subdivisions	35,926	41,199
Securities of the U.S. Treasury and federal agencies	600	602
Other equity securities	18,067	23,464
Total investment securities, available-for-sale	756,165	990,976
Investments of consolidated VIEs, at fair value	10,561	10,994
Investments in equity method investees and other	20,693	21,861
Total Current	$1,844,087	$1,913,517
Banking/Finance
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	$308	$311
Securities of the U.S. Treasury and federal agencies	1,820	1,837
Corporate debt securities[1]	121,231	121,634
Mortgage-backed securities – agency residential[2]	208,180	221,611
Other equity securities	82	93
Total investment securities, available-for-sale	331,621	345,486
Total Banking/Finance	$331,621	$345,486
Non-Current
Investments of consolidated sponsored investment products	$623,326	$584,608
Investments of consolidated VIEs, at fair value	826,632	811,618
Investments in equity method investees and other	558,620	535,509
Total Non-Current	$2,008,578	$1,931,735
________________

[1]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

[2]	Consists of U.S. government-sponsored enterprise obligations.

At December 31, 2011 and September 30, 2011, current investment securities, trading included $443.2 million and $361.1 million of investments held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.
At December 31, 2011 and September 30, 2011, banking/finance segment investment securities with aggregate carrying amounts of $147.0 million and $156.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, and $57.0 million and $60.8 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity (see Note 8 – Debt). In addition, investment management and related services segment securities with an aggregate carrying value of $6.9 million were pledged as collateral primarily for financing arrangements at December 31, 2011 and September 30, 2011.
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of December 31, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$656,542	$72,115	$(27,085)	$701,572
Securities of U.S. states and political subdivisions	34,854	1,380	—	36,234
Securities of the U.S. Treasury and federal agencies	2,397	25	(2)	2,420
Corporate debt securities	120,012	1,219	—	121,231
Mortgage-backed securities – agency residential	203,945	4,239	(4)	208,180
Other equity securities	17,651	587	(89)	18,149
Total	$1,035,401	$79,565	$(27,180)	$1,087,786

(in thousands)		Gross Unrealized
as of September 30, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$877,632	$78,013	$(29,934)	$925,711
Securities of U.S. states and political subdivisions	39,950	1,560	—	41,510
Securities of the U.S. Treasury and federal agencies	2,423	16	—	2,439
Corporate debt securities	120,041	1,593	—	121,634
Mortgage-backed securities – agency residential	216,736	4,905	(30)	221,611
Other equity securities	23,061	703	(207)	23,557
Total	$1,279,843	$86,790	$(30,171)	$1,336,462
The net unrealized holding gains on investment securities, available-for-sale included in accumulated other comprehensive income were $7.8 million and $15.3 million for the three months ended December 31, 2011 and 2010.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of December 31, 2011
Sponsored investment products	$184,370	$(26,298)	$6,202	$(787)	$190,572	$(27,085)
Securities of the U.S. Treasury and federal agencies	560	(2)	—	—	560	(2)
Mortgage-backed securities – agency residential	16,844	(4)	—	—	16,844	(4)
Other equity securities	—	—	4,269	(89)	4,269	(89)
Total	$201,774	$(26,304)	$10,471	$(876)	$212,245	$(27,180)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2011
Sponsored investment products	$228,926	$(29,731)	$4,658	$(203)	$233,584	$(29,934)
Mortgage-backed securities – agency residential	18,305	(30)	—	—	18,305	(30)
Other equity securities	8	(1)	4,116	(206)	4,124	(207)
Total	$247,239	$(29,762)	$8,774	$(409)	$256,013	$(30,171)

The Company did not recognize any other-than-temporary impairment of investments for the three months ended December 31, 2011. For the three months ended December 31, 2010, the Company recognized $13.2 million of other-than-temporary impairment of investments, of which $7.3 million related to available-for-sale equity securities and none related to available-for-sale debt securities.
At December 31, 2011, contractual maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Due in one year or less	$109,500	$110,653
Due after one year through five years	38,055	39,024
Due after five years through ten years	25,161	26,927
Due after ten years	188,492	191,461
Total	$361,208	$368,065

Note 7 – Fair Value Measurements
The Company records the majority of its investments at fair value or amounts that approximate fair value. The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
as of December 31, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$14,415	$57,901	$—	$72,316
Receivables of consolidated VIEs	—	16,970	—	16,970
Investment securities, trading	747,065	250,466	59,137	1,056,668
Investment securities, available-for-sale
Sponsored investment products	701,572	—	—	701,572
Securities of U.S. states and political subdivisions	—	35,926	—	35,926
Securities of the U.S. Treasury and federal agencies	—	600	—	600
Other equity securities	13,815	4,252	—	18,067
Investments of consolidated VIEs	—	10,561	—	10,561
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	308	—	308
Securities of the U.S. Treasury and federal agencies	—	1,820	—	1,820
Corporate debt securities	—	121,231	—	121,231
Mortgage-backed securities – agency residential	—	208,180	—	208,180
Other equity securities	—	—	82	82
Non-Current Assets
Investments of consolidated sponsored investment products	6,295	191	616,840	623,326
Investments of consolidated VIEs	—	823,150	3,482	826,632
Life settlement contracts	—	—	11,123	11,123
Total Assets Measured at Fair Value	$1,483,162	$1,531,556	$690,664	$3,705,382
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$24,924	$24,924
Other liabilities of consolidated VIEs	—	37,010	—	37,010
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	763,374	60,367	823,741
Total Liabilities Measured at Fair Value	$—	$800,384	$85,291	$885,675

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$14,700	$73,538	$—	$88,238
Receivables of consolidated VIEs	—	11,953	—	11,953
Investment securities, trading	579,225	279,308	31,153	889,686
Investment securities, available-for-sale
Sponsored investment products	925,711	—	—	925,711
Securities of U.S. states and political subdivisions	—	41,199	—	41,199
Securities of the U.S. Treasury and federal agencies	—	602	—	602
Other equity securities	19,365	4,099	—	23,464
Investments of consolidated VIEs	—	10,994	—	10,994
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	311	—	311
Securities of the U.S. Treasury and federal agencies	—	1,837	—	1,837
Corporate debt securities	—	121,634	—	121,634
Mortgage-backed securities – agency residential	—	221,611	—	221,611
Other equity securities	—	—	93	93
Non-Current Assets
Investments of consolidated sponsored investment products	7,084	92	577,432	584,608
Investments of consolidated VIEs	—	809,762	1,856	811,618
Life settlement contracts	—	—	10,813	10,813
Total Assets Measured at Fair Value	$1,546,085	$1,576,940	$621,347	$3,744,372
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$24,858	$24,858
Other liabilities of consolidated VIEs	—	32,315	—	32,315
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	787,301	59,068	846,369
Total Liabilities Measured at Fair Value	$—	$819,616	$83,926	$903,542
There were no significant transfers between Level 1 and Level 2 during the three months ended December 31, 2011 and 2010. The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Investments of Consolidated VIEs	Other[1]	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended December 31, 2011
Balance at October 1, 2011	$608,585	$1,856	$10,906	$621,347	$(83,926)
Realized and unrealized gains (losses) included in investment and other income, net	(9,948)	40	890	(9,018)	(2,938)
Purchases	80,808	—	471	81,279	—
Sales	(3,954)	(1)	(11)	(3,966)	—
Settlements	(237)	—	(1,051)	(1,288)	—
Transfers into Level 3	—	1,587	—	1,587	—
Effect of exchange rate changes	723	—	—	723	1,573
Balance at December 31, 2011	$675,977	$3,482	$11,205	$690,664	$(85,291)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2011[2]	$(9,948)	$40	$330	$(9,578)	$(2,938)
_________________
1    Other primarily consists of life settlement contracts.
2    Included in investment and other income, net.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Investments of Consolidated VIEs	Other[1]	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended December 31, 2010
Balance at October 1, 2010	$3,330	$23,362	$—	$9,365	$36,057	$—
Adjustment for adoption of new consolidation guidance	—	(23,362)	1,738	—	(21,624)	(71,382)
Realized and unrealized gains (losses) included in investment and other income, net	154	—	193	703	1,050	(14,899)
Purchases, sales and settlements, net	1,417	—	—	(522)	895	—
Transfers into Level 3	35	—	—	—	35	—
Effect of exchange rate changes	—	—	—	—	—	1,028
Balance at December 31, 2010	$4,936	$—	$1,931	$9,546	$16,413	$(85,253)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2010[2]	$401	$—	$193	$314	$908	$(14,899)
_________________
1    Other primarily consists of life settlement contracts.
2    Included in investment and other income, net.
The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	December 31, 2011		September 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$4,839,542	$4,839,542	$5,110,375	$5,110,375
Other investments	54,220	59,511	51,259	56,908
Loans receivable, net	390,120	393,955	401,860	403,116
Loans receivable of consolidated VIEs, net	124,529	126,393	149,386	153,175
Financial Liabilities
Commercial paper	$25,000	$25,000	$29,997	$29,997
Deposits	1,028,343	1,030,496	890,189	892,719
FHLB advances	69,000	73,001	69,000	72,575
Long-term debt	980,936	1,010,180	1,034,037	1,059,301
Long-term debt of consolidated VIEs	135,652	138,148	164,176	167,877

Note 8 – Debt
Outstanding debt consisted of the following:

(dollars in thousands)	December 31, 2011	Effective Interest Rate	September 30, 2011	Effective Interest Rate
Current
Commercial paper	$25,000	0.13%	$29,997	0.16%
Current maturities of long-term debt of consolidated sponsored investment products	6,589	2.25%	29,656	4.39%
Current maturities of long-term debt of consolidated VIEs, at fair value	24,924	8.49%	24,858	8.49%
Total Current	56,513		84,511
Banking/Finance
Long-term debt of consolidated VIEs, due fiscal years 2014-2016	135,652	6.61%	164,176	5.86%
FHLB advances	69,000	3.30%	69,000	3.30%
Total Banking/Finance	204,652		233,176
Non-Current
Senior notes
$300 million 2.000% notes due fiscal year 2013	299,754	2.28%	299,710	2.28%
$250 million 3.125% notes due fiscal year 2015	249,814	3.32%	249,800	3.32%
$350 million 4.625% notes due fiscal year 2020	349,674	4.75%	349,664	4.75%
	899,242		899,174
Long-term debt of consolidated sponsored investment products, due fiscal years 2014-2017	75,105	5.56%	105,207	5.54%
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2015-2019	823,741	1.01%	846,369	0.88%
Total Non-Current	1,798,088		1,850,750
Total Debt	$2,059,253		$2,168,437
The current and non-current long-term debt of consolidated sponsored investment products has both fixed and floating interest rates ranging from 1.98% to 7.32%. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated sponsored investment products and, in some cases, a pledge of a right to call capital.
The current and non-current long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and has both fixed and floating interest rates ranging from 0.61% to 11.18%. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and has both fixed and floating interest rates ranging from 2.18% to 8.18%. See Note 5 – Variable Interest Entities.
The debt holders of the consolidated sponsored investment products and VIEs have no recourse to the Company's assets beyond the level of the Company's direct investment in these entities.
The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. The outstanding advances are subject to collateralization requirements.
The Company’s senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of December 31, 2011, the Company was in compliance with the covenants of the notes.

At December 31, 2011, contractual maturities for FHLB advances, senior notes, long-term debt of consolidated sponsored investment products, and long-term debt of consolidated VIEs were as follows:

(in thousands)	FHLB Advances and Senior Notes	Long-term Debt of Consolidated Sponsored Investment Products and Consolidated VIEs	Total
for the fiscal years ending September 30,
2012	$—	$31,513	$31,513
2013	318,254	—	318,254
2014	—	19,232	19,232
2015	260,314	83,335	343,649
2016	8,000	90,420	98,420
Thereafter	381,674	841,511	1,223,185
Total	$968,242	$1,066,011	$2,034,253
The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.
At December 31, 2011, the Company had $475.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.7 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $144.1 million available through the secured Federal Reserve Bank short-term discount window and $15.0 million available in secured FHLB short-term borrowing capacity.
Note 9 – Commitments and Contingencies
Guarantees
The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 5 – Variable Interest Entities).
At December 31, 2011, the banking/finance segment had issued financial standby letters of credit totaling $11.8 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities as of December 31, 2011.
Legal Proceedings
Beginning in 2003, Franklin and certain related parties were named in civil lawsuits related to industry-wide market timing and late trading investigations by regulators. Two of the lawsuits, a consolidated class action (Sharkey IRO/IRA v. Franklin Resources, Inc., et al., Case No. 04-cv-01310) and a consolidated derivative action brought on behalf of certain Franklin Templeton Investments mutual funds (the “Funds”) (McAlvey v. Franklin Resources, Inc., et al., Case No. 04-cv-01274), were dismissed in December 2011, as described below, and one final lawsuit, a derivative action brought on behalf of Franklin (Hertz v. Burns, et al., Case No. 04-cv-01624), remains pending.
With respect to the class action, as previously reported, the Company and lead plaintiff reached agreement-in-principle on December 21, 2010 to resolve that action, pursuant to which the Company agreed to pay $2.75 million towards distribution of settlement amounts reached in lead plaintiff's settlements with other, non-Company defendants, and towards class counsel's fees, with any unspent amount to be distributed to relevant Funds. The parties documented the terms of the agreement in a stipulation (the “Stipulation and Releases”). The court issued its final approval of the Stipulation and Releases on December 9, 2011, and dismissed the consolidated class action. The dismissal is now final and the action is resolved.
Pursuant to stipulation, the consolidated Fund derivative action was stayed beginning in December 2010, pending a decision of appeal in another case involving a different mutual fund complex. Following issuance of the decision of appeal in the other case, on December 20, 2011, the plaintiffs in the consolidated Fund derivative action filed a voluntarily dismissal of the action with prejudice, with no settlement by any Company-related defendants. The court entered the dismissal as its order on December 23, 2011. The dismissal is now final and the action is resolved.

The derivative action brought on behalf of Franklin against certain current and former Franklin directors was stayed, pursuant to stipulation, since 2004. On January 18, 2012, plaintiff filed a notice of voluntary dismissal without prejudice in the action. Defendants are seeking a dismissal of the action with prejudice and raised the issue with the court. The court has since set a briefing schedule to enable the defendants to move for summary judgment, with all briefing to be completed by April 18, 2012. The action does not seek any recovery from Franklin and therefore the Company does not anticipate any additional losses relating to market timing litigation.
The Company is from time to time involved in litigation relating to other claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of December 31, 2011, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At December 31, 2011, the banking/finance segment had commitments to extend credit in an aggregate amount of $51.3 million, primarily under secured credit lines.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2011 and September 30, 2011, the Company held cash of $403.2 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At December 31, 2011, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2011.
Note 10 – Stock-Based Compensation
Stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. Certain performance-based long-term stock and stock unit awards have been granted that generally vest based on the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure is forfeited.
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $181.3 million at December 31, 2011. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.
The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2011	1,085	$114.57
Granted	1,092	106.65
Vested	(166)	110.26
Forfeited/canceled	(14)	109.95
Nonvested Balance at December 31, 2011	1,997	$110.63
Note 11 – Segment Information
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
The Company’s secondary business and operating segment is banking/finance. The banking/finance segment offers select retail banking, private banking and consumer lending services through its bank subsidiaries. The consumer lending activities include real estate equity lines, and home equity/mortgage and automobile lending.
Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income and assets. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for loan losses.

(in thousands)	Three Months Ended December 31,
	2011	2010
Operating Revenues
Investment management and related services	$1,694,723	$1,693,721
Banking/finance	7,153	6,592
Total	$1,701,876	$1,700,313
Income Before Taxes
Investment management and related services	$691,472	$693,961
Banking/finance	3,519	3,706
Total	$694,991	$697,667
Operating revenues of the banking/finance segment were as follows:

(in thousands)	Three Months Ended December 31,
	2011	2010
Interest and fees on loans	$7,497	$10,889
Interest and dividends on investment securities	1,716	2,423
Total interest income	9,213	13,312
Interest on deposits	(843)	(1,136)
Interest on long-term debt	(3,055)	(4,642)
Total interest expense	(3,898)	(5,778)
Net interest income	5,315	7,534
Other income	1,572	1,903
Provision for loan losses	266	(2,845)
Total	$7,153	$6,592

Operating segment assets were as follows:

(in thousands)	December 31, 2011	September 30, 2011
Investment management and related services	$11,930,213	$12,417,720
Banking/finance	1,475,274	1,358,123
Total	$13,405,487	$13,775,843
The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in thousands)	2011	2010
Investment and Other Income (Losses), Net
Dividend income	$6,815	$10,230
Interest income	2,093	2,860
Gains on trading investment securities, net	4,929	817
Losses on non-current investments of consolidated sponsored investment products, net	(10,077)	—
Gains (losses) on assets and liabilities of consolidated VIEs, net	22,685	(9,070)
Realized gains on sale of investment securities, available-for-sale	14,393	26,749
Realized losses on sale of investment securities, available-for-sale	(1,508)	(307)
Income from investments in equity method investees, net of tax	22,472	23,892
Other-than-temporary impairment of investment securities, available-for-sale	—	(7,293)
Other-than-temporary impairment of investments in equity method investees and other	—	(5,863)
Foreign currency exchange gains, net	5,159	904
Other, net	4,215	3,409
Total	71,176	46,328
Interest expense	(8,565)	(7,895)
Other Income, Net	$62,611	$38,433
Substantially all of the Company’s dividend income and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in cash equivalents, trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of investment securities, available-for-sale were $253.2 million and $140.0 million for the three months ended December 31, 2011 and 2010.
Gains on trading investment securities, net included $5.6 million and $0.7 million of net losses on investments of consolidated sponsored investment products for the three months ended December 31, 2011 and 2010. The Company recognized net gains on trading investment securities that were held at December 31, 2011 and 2010 of $3.8 million and $0.6 million during the three months ended December 31, 2011 and 2010.
Substantially all of the net gains (losses) of consolidated sponsored investment products and consolidated VIEs are offset in noncontrolling interests in the Company's condensed consolidated statements of income.
Note 13 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. capital adequacy requirements. Based on the Company’s calculations, it exceeded the applicable U.S. Federal Reserve Board requirements as listed below.

(dollar amounts in thousands)	December 31, 2011	September 30, 2011	Capital Adequacy Minimum
Tier 1 capital	$5,821,484	$6,141,354	N/A
Total risk-based capital	5,830,876	6,152,248	N/A
Tier 1 leverage ratio	51%	55%	5%
Tier 1 risk-based capital ratio	52%	53%	4%
Total risk-based capital ratio	52%	53%	8%

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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2011 (“fiscal year 2011”) filed with the U.S. Securities and Exchange Commission (the “SEC”), and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Overview
We are a global investment management organization and derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include registered open-end and closed-end funds, unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our services include fund administration, shareholder services, transfer agency, sales, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary and Darby. We offer a broad range of sponsored investment products through equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or that of other companies.
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
Our secondary business is banking/finance. Our banking/finance group offers select retail banking, private banking and consumer lending services through our banking and finance subsidiaries. Our banking and consumer lending activities include real estate equity lines and home equity/mortgage and automobile lending.
During the three months ended December 31, 2011, market returns improved following the volatility and negative sentiment in the global financial markets during the previous quarter, evidenced by 8% and 12% increases in the MSCI World Index and the S&P 500 Index. Despite the positive market results during the quarter, the European sovereign debt crisis has not been resolved and volatility is likely to continue.
Our total AUM at December 31, 2011 was $670.3 billion, 2% higher than at September 30, 2011, and essentially unchanged from the balance at December 31, 2010. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2011 decreased 6% from the previous quarter and increased 3% from the same period in the prior fiscal year. Net new flows turned negative during the quarter, with net outflows of $15.6 billion, as long-term sales decreased 30% to $38.2 billion from the prior-

year period. The decreases occurred in all investment objectives with the exception of U.S. taxable fixed-income and were more significant in our global/international fixed-income and equity products which experienced strong sales during the more favorable economic environment in the prior year. Redemption activity was consistent from year to year.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2011	2010
Operating Income	$632.4	$659.2	(4)%
Net Income Attributable to Franklin Resources, Inc.	480.8	501.2	(4)%
Earnings per Share
Basic	$2.21	$2.24	(1)%
Diluted	2.20	2.23	(1)%
Operating Margin[1]	37.2%	38.8%
 _________________
1    Defined as operating income divided by total operating revenues.
Operating income and net income attributable to Franklin Resources, Inc. decreased $26.8 million and $20.4 million for the three months ended December 31, 2011 primarily due to a prior year $26.5 million reduction to operating expenses from net insurance recoveries for previous years’ losses.
Diluted earnings per share decreased consistent with the decrease in net income, largely offset by a 3% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	December 31, 2011	December 31, 2010	Percent Change
Equity
Global/international	$194.5	$219.1	(11)%
United States	75.7	77.0	(2)%
Total equity	270.2	296.1	(9)%
Hybrid	96.4	106.1	(9)%
Fixed-Income
Tax-free	74.1	71.4	4%
Taxable
Global/international	174.7	144.7	21%
United States	48.9	45.9	7%
Total fixed-income	297.7	262.0	14%
Cash Management	6.0	6.5	(8)%
Total	$670.3	$670.7	0%
Simple Monthly Average for the Three-Month Period[1]	$675.0	$655.6	3%
 _________________
1    Investment management fees from approximately 60% of our AUM at December 31, 2011 were calculated using daily average AUM.

AUM at December 31, 2011 remained essentially unchanged from December 31, 2010 as net new flows of $17.6 billion and $12.5 billion from acquisitions were offset by market depreciation of $27.4 billion during the twelve-month period. The market depreciation mostly related to global/international equity and fixed-income products as market volatility during the quarter ended September 30, 2011 led to significant valuation decreases in these categories, which were partially offset by valuation increases in U.S. fixed-income products.

Average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased 3% during the three months ended December 31, 2011, as compared to the same period in the prior fiscal year.
The average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products for the three months ended December 31, 2011 reflects investor preference for globally diversified fixed-income investments and significant valuation decreases in global/international equity products during the past year.

	Three Months Ended December 31,
	2011	2010
Equity
Global/international	29%	32%
United States	11%	12%
Total equity	40%	44%
Hybrid	14%	16%
Fixed-Income
Tax-free	11%	11%
Taxable
Global/international	27%	21%
United States	7%	7%
Total fixed-income	45%	39%
Cash Management	1%	1%
Total	100%	100%

Components of the change in our AUM were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2011	2010
Beginning AUM	$659.9	$644.9	2%
Long-term sales	38.2	54.9	(30)%
Long-term redemptions	(53.0)	(52.8)	0%
Net cash management	(0.8)	1.1	NM
Net new flows	(15.6)	3.2	NM
Reinvested distributions	7.3	5.8	26%
Net flows	(8.3)	9.0	NM
Distributions	(8.5)	(7.3)	16%
Appreciation and other	27.2	24.1	13%
Ending AUM	$670.3	$670.7	0%
Components of the change in our AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at September 30, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	9.8	3.7	4.1	2.8	14.2	3.6	—	38.2
Long-term redemptions	(10.4)	(4.3)	(15.1)	(2.2)	(17.7)	(3.3)	—	(53.0)
Net exchanges	(0.7)	0.1	0.1	0.2	(0.5)	0.7	0.1	—
Net cash management	—	—	—	—	—	—	(0.8)	(0.8)
Net new flows	(1.3)	(0.5)	(10.9)	0.8	(4.0)	1.0	(0.7)	(15.6)
Reinvested distributions	1.5	1.3	1.2	0.6	2.3	0.4	—	7.3
Net flows	0.2	0.8	(9.7)	1.4	(1.7)	1.4	(0.7)	(8.3)
Distributions	(1.8)	(1.4)	(1.4)	(0.8)	(2.6)	(0.5)	—	(8.5)
Appreciation and other	10.3	7.9	6.2	1.5	0.2	1.1	—	27.2
AUM at December 31, 2011	$194.5	$75.7	$96.4	$74.1	$174.7	$48.9	$6.0	$670.3

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at September 30, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	15.6	4.3	5.1	3.1	23.5	3.3	—	54.9
Long-term redemptions	(14.6)	(3.8)	(15.8)	(4.2)	(11.5)	(2.9)	—	(52.8)
Net exchanges	0.4	0.2	0.3	(0.9)	1.5	(0.2)	(1.3)	—
Net cash management	—	—	—	—	—	—	1.1	1.1
Net new flows	1.4	0.7	(10.4)	(2.0)	13.5	0.2	(0.2)	3.2
Reinvested distributions	1.6	1.1	1.1	0.5	1.2	0.3	—	5.8
Net flows	3.0	1.8	(9.3)	(1.5)	14.7	0.5	(0.2)	9.0
Distributions	(2.2)	(1.1)	(1.4)	(0.8)	(1.4)	(0.4)	—	(7.3)
Appreciation (depreciation) and other	14.1	6.8	6.0	(4.0)	0.7	0.4	0.1	24.1
AUM at December 31, 2010	$219.1	$77.0	$106.1	$71.4	$144.7	$45.9	$6.5	$670.7
AUM increased $10.4 billion or 2% during the quarter ended December 31, 2011, driven by market appreciation of $27.2 billion and partially offset by net new outflows of $15.6 billion. The market appreciation primarily resulted from equity and hybrid products as improved market conditions led to valuation increases, evidenced by 8% and 12% increases in the MSCI World Index and the S&P 500 Index. Net new outflows resulted as long-term sales decreased 30% to $38.2 billion as compared to the prior-year period, while redemptions remained almost unchanged. Ongoing investor concerns related to the European sovereign debt crisis and general negative market sentiment contributed to the lower sales and continued long-term redemptions, most notably in our global/international fixed-income and equity products. Redemptions included $11.1 billion from an institutional advisory account in the hybrid objective.
AUM increased $25.8 billion or 4% during the quarter ended December 31, 2010, driven by market appreciation of $24.1 billion and net new flows of $3.2 billion. The market appreciation primarily resulted from equity and hybrid products as the global economy recovered and generated higher returns, evidenced by 9% and 11% increases in the MSCI World Index and the S&P 500 Index. The net new flows were driven by strong sales in our global/international fixed-income products, and were partially offset by a $12.0 billion redemption from the same institutional advisory account in the hybrid objective.
The average mix of AUM by sales region is shown below.

	Three Months Ended December 31,		Percent Change
(dollar amounts in billions)	2011	2010
United States	$439.0	$442.7	(1)%
Europe, the Middle East and Africa	107.4	97.3	10%
Asia-Pacific	72.4	60.4	20%
Canada	30.5	32.9	(7)%
Latin America[1]	25.7	22.3	15%
Total	$675.0	$655.6	3%
 _________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Growth in our international business reflects strong new flows in Europe and Asia. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
Our primary focus is on the long-term investment performance of our sponsored investment products. A standard measure of the performance of a large group of these products is the percentage of AUM exceeding benchmarks and peer group medians. The performance of our products against such benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Quartiles
As of December 31, 2011	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	54%	38%	51%	57%	76%	63%	55%	64%
United States	25%	24%	54%	77%	79%	40%	60%	54%
Total equity	45%	33%	52%	65%	77%	56%	57%	60%
Hybrid	14%	97%	14%	96%	94%	99%	95%	97%
Fixed-Income
Tax-free	82%	65%	0%	0%	77%	25%	92%	92%
Taxable
Global/international	2%	97%	92%	92%	6%	71%	70%	99%
United States	40%	77%	32%	52%	20%	21%	40%	45%
Total fixed-income	30%	85%	57%	56%	28%	50%	71%	87%
AUM measured in the benchmark and peer group rankings represents 83% and 80% of our total AUM as of December 31, 2011. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and asset-weighted in U.S. dollars. Private equity, certain privately-offered emerging market and real estate funds, cash management and U.K. unit trusts and Australian equity funds acquired in 2011 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 18, 2012 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

Operating Revenues
In the quarter ended September 30, 2011, we discontinued the classification of a portion of the investment management fees earned by certain of our non-U.S. subsidiaries as sales and distribution fees. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. See Note 1 – Basis of Presentation in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2011	2010
Investment management fees	$1,075.1	$1,066.5	1%
Sales and distribution fees	524.3	552.2	(5)%
Shareholder servicing fees	75.4	72.1	5%
Other, net	27.1	9.5	185%
Total Operating Revenues	$1,701.9	$1,700.3	0%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and the sub-advised products that we manage as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided.
Investment management fees increased $8.6 million for the three months ended December 31, 2011. The increase was driven by a 31% increase in average AUM of global/international fixed-income products, which resulted from strong sales during fiscal year 2011. The global/international fixed-income AUM increase was partially offset by average AUM decreases in global/international equity products of 6% and hybrid products of 10%, resulting in a total average AUM increase of 3%. The overall increase in global/international products led to higher investment management fees as they generally earn higher fees than U.S. products because they include fees to offset higher distribution costs.
The fee increase from higher AUM was largely offset by a decrease in the effective management fee rate (investment management fees divided by average AUM) to 63.7 basis points for the three months ended December 31, 2011 from 65.1 basis points for the prior-year period. The decrease in the rate primarily resulted from lower performance-based fees during the current quarter and lower levels and weighting of global/international equity AUM, which generally carry the highest fee rates. The rate decrease was partially offset by an increase in the U.S. hybrid rate due to the loss of an $11.1 billion institutional advisory account that had a low fee rate.
Performance-based investment management fees were de minimus and $10.8 million for the three months ended December 31, 2011 and 2010.
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
Overall, sales and distribution fees decreased $27.9 million for the three months ended December 31, 2011. Sales fees decreased 19% to $155.5 million primarily due to a 22% decrease in total commissionable sales, partially offset by a higher mix of U.S. product sales, which typically generate higher sales fees than international products.
Distribution fees were $368.8 million for the three months ended December 31, 2011, increasing 2% over the prior-year period primarily due to a higher mix of international AUM as discussed above in the "Investment Management Fees" section. Distribution fees on international products are generally higher than on U.S. products.
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
Shareholder servicing fees increased $3.3 million for the three months ended December 31, 2011 primarily due to a $3.2 million increase in Europe resulting from a change in fee structures that became effective on January 1, 2011 and a 7% increase in simple monthly average billable shareholder accounts originated in Europe.
Other, Net
Other, net revenue primarily consists of investment income from our consolidated sponsored investment products and revenues from the banking/finance segment. Investment income from our consolidated sponsored investment products consists of dividend and interest income. Banking/finance revenues include interest income on loans and servicing income and are reduced by interest expense and the provision for loan losses.
Other, net revenue increased $17.6 million for the three months ended December 31, 2011 primarily due to a $17.0 million increase in investment income from our consolidated sponsored investment products, including $10.3 million related to limited partnerships and similar structures that were consolidated as of September 30, 2011.
Operating Expenses
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2011	2010
Sales, distribution and marketing	$630.6	$647.1	(3)%
Compensation and benefits	300.4	292.4	3%
Information systems and technology	41.4	40.4	2%
Occupancy	31.8	30.9	3%
General, administrative and other	65.2	30.3	115%
Total Operating Expenses	$1,069.4	$1,041.1	3%
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

Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2011	2010
Asset-based expenses	$457.5	$433.5	6%
Sales-based expenses	139.7	171.4	(18)%
Amortization of deferred sales commissions	33.4	42.2	(21)%
Sales, Distribution and Marketing	$630.6	$647.1	(3)%
Asset-based expenses increased $24.0 million for the three months ended December 31, 2011 primarily due to a $17.9 million increase in distribution expenses on international products resulting from an 11% increase in average international AUM. Distribution expenses on U.S. products increased $4.0 million mainly resulting from a higher mix of Class C assets, which have higher expense rates than other U.S. product classes. Distribution expenses, which are typically higher for international products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $31.7 million for the three months ended December 31, 2011 primarily due to a 22% decrease in total commissionable sales.
Amortization of deferred sales commissions decreased $8.8 million for the three months ended December 31, 2011 primarily due to a $5.7 million decrease related to lower sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders and a $3.1 million decrease related to U.S. Class B shares, which were fully amortized in the prior year.
Compensation and Benefits
Compensation and benefit expenses increased $8.0 million for the three months ended December 31, 2011 primarily due to an increase in salaries, wages and benefits, partially offset by a decrease in variable compensation. Salaries, wages and benefits increased $12.5 million primarily due to a $10.4 million increase in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2011. Variable compensation decreased $4.2 million, mainly due to a $3.0 million decrease related to private equity performance fees. At December 31, 2011, our global workforce had increased to approximately 8,500 employees from approximately 8,000 employees at December 31, 2010.
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
Information Systems and Technology
Information systems and technology costs increased $1.0 million for the three months ended December 31, 2011 primarily due to higher investments in strategic technology projects for operational and regulatory purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2011	2010
Net carrying value at beginning of period	$67.9	$63.9
Additions, net of disposals	17.7	5.0
Amortization	(7.4)	(9.4)
Net Carrying Value at End of Period	$78.2	$59.5
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs increased $0.9 million for the three months ended December 31, 2011 primarily due to higher property taxes and facility improvement costs.

General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $34.9 million for the three months ended December 31, 2011 primarily due to $26.5 million of net insurance recoveries during the first quarter of fiscal year 2011 for losses incurred in previous years, $4.2 million in current year expenses of limited partnerships and similar structures that were consolidated as of September 30, 2011 and a $4.2 million increase in advertising and promotion expenses due to higher levels of business activity. The increases were partially offset by a $2.6 million decrease from consulting fees incurred in the prior year related to private equity performance fees.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
Other Income (Expenses)

	Three Months Ended December 31,
(in millions)	2011	2010
Investment and other income, net	$71.2	$46.3
Interest expense	(8.6)	(7.9)
Other Income (Expenses), Net	$62.6	$38.4
Other income (expenses) includes net investment and other income and interest expense from our investment management and related services business. Net investment and other income consists primarily of dividend and interest income, gains (losses) from trading investments and non-current investments of consolidated sponsored investment products, gains (losses) of assets and liabilities of consolidated VIEs, realized gains (losses) on sales of available-for-sale investment securities, income from equity method investees, other-than-temporary impairments and foreign currency exchange gains.
Other income (expenses) increased $24.2 million for the three months ended December 31, 2011 primarily due to market valuation gains. Higher valuations resulted in $22.7 million of net gains from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) as compared to net losses of $9.1 million in the prior-year period and in a $4.1 million increase in net gains on trading investment securities. In addition, lower valuations during the prior year resulted in $13.2 million in other-than-temporary impairments on certain available-for-sale and equity investments. The increases were partially offset by a $13.6 million decrease in net realized gains on sale of available-for-sale investment securities and $10.1 million of net losses on non-current investments of limited partnerships and similar structures that were consolidated as of September 30, 2011.
Substantially all of the net gains (losses) of consolidated CLOs and consolidated sponsored investment products are offset in noncontrolling interests in our condensed consolidated statements of income.
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
Our effective income tax rate for the three months ended December 31, 2011 was 28.96%, as compared to 29.75% for the same period in the prior fiscal year. The decrease was primarily due to an increase in forecasted non-U.S. earnings in lower tax jurisdictions, an increase in net income attributable to noncontrolling interests, and a decrease in state tax due to new legislation.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key financial data relating to our cash flows and uses of capital.

	Three Months Ended December 31,
(in millions)	2011	2010
Cash Flow Data
Operating cash flows	$167.7	$245.8
Investing cash flows	236.4	244.1
Financing cash flows	(681.4)	(292.7)
Net cash provided by operating activities decreased during the three months ended December 31, 2011 despite a slight increase in net income due to decreases in other liabilities and commissions payable as compared to increases in the prior-year period, payments of accrued compensation and benefits, and net gains of consolidated VIEs as compared to net losses in the prior year. Net cash provided by investing activities decreased mainly due to higher purchases of investments, net of liquidations. Net cash used in financing activities increased primarily due to higher dividends paid on common stock and common stock repurchases, partially offset by an increase in banking deposits and higher subscriptions of noncontrolling interests.
The assets and liabilities of our consolidated VIEs and consolidated sponsored investment products in the form of limited partnerships and similar structures do not impact our liquidity and capital resources. We have no right to these entities’ assets, beyond our direct investment in, and management fees generated from these entities, which are eliminated upon consolidation. The debt holders of these entities have no recourse to our assets beyond the level of our direct investment in these entities and, therefore, we bear no risks associated with these liabilities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated sponsored investment products in the form of limited partnerships and similar structures are excluded from the discussion below.
The following table summarizes certain key balance sheet data relating to our liquidity and debt.

(in millions)	December 31, 2011	September 30, 2011
Assets
Cash and cash equivalents	$4,798.1	$5,033.1
Receivables	720.9	746.8
Investments	2,133.5	2,206.6
Total liquid assets	$7,652.5	$7,986.5
Liabilities
Debt
Commercial paper	$25.0	$30.0
Federal Home Loan Bank advances	69.0	69.0
Long-term debt	899.2	899.2
Total debt	$993.2	$998.2
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
Cash and cash equivalents at December 31, 2011 decreased primarily due to net cash used in financing activities, partially offset by net cash provided by investing and operating activities. At December 31, 2011, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 38% and 62%, as compared to approximately 45% and 55% at September 30, 2011.

We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our sponsored investment products. Certain of our subsidiaries are required by our internal policies or applicable regulations to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. As of December 31, 2011, our U.S. and non-U.S. subsidiaries held approximately $2,294.9 million and $1,933.7 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our sponsored investment products, as compared to approximately $2,140.4 million and $1,933.5 million held at September 30, 2011.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
At December 31, 2011, our outstanding commercial paper had a total face value of $25.0 million and a weighted-average annualized interest rate of 0.13%.
The banking/finance segment secures advances from the Federal Home Loan Bank (the “FHLB”) to fund its retail banking and consumer lending services. At December 31, 2011, we had $69.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.30% at December 31, 2011 and are subject to collateralization requirements.
In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. As of December 31, 2011, we were in compliance with the covenants of the notes.
At December 31, 2011, we had $475.0 million of short-term commercial paper available for issuance under an uncommitted private placement program and $14.7 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $144.1 million available through the secured Federal Reserve Bank short-term discount window and $15.0 million available in secured FHLB short-term borrowing capacity.
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
On December 8, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share and a special cash dividend of $2.00 per share, both of which were paid on December 30, 2011 to stockholders of record on December 19, 2011.
During the three months ended December 31, 2011, we redeemed $70.2 million, net of investments, from our sponsored investment products.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2011, we repurchased 3.0 million shares of our common stock at a cost of $290.9 million. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At December 31, 2011, approximately 11.8 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2011. At December 31, 2011, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2011.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2011 and September 30, 2011, we held cash of approximately $403.2 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2011.
Fair Value Measurements
We record the majority of our investments in the consolidated financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2011, Level 3 assets represented 18.6% of total assets measured at fair value, substantially all of which related to investments of consolidated sponsored investment products in equity and secured and unsecured debt securities of entities in emerging markets which are not traded in active markets. Level 3 liabilities, comprised of long-term debt of consolidated VIEs, represented 9.6% of total liabilities measured at fair value at December 31, 2011. There were immaterial transfers into and no transfers out of Level 3 during the three months ended December 31, 2011.
Goodwill and Other Intangible Assets
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2011. There were no impairments to these assets subsequent to the annual tests as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. As of December 31, 2011, the undiscounted future cash flow projections for $37.7 million, or 74% of our definite-lived intangible assets exceeded their carrying values by more than 25%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 0% to 8%. As of December 31, 2011, a decline in their related AUM of 21% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for the three months ended December 31, 2011.
Revenues
Investment management and distribution fees are generally determined based on a percentage of AUM. The AUM of our sponsored investment products is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2011, our total AUM by fair value hierarchy level was 48.0% Level 1, 50.7% Level 2 and 1.3% Level 3.
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
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting, tax, ethics and privacy laws and regulations. The Reform Act enacted in 2010, as well as other legislative and regulatory changes, may impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of any changes in regulation.

Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation, prospects, revenues and income.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. We are also subject to regulation by non-U.S. regulations and regulators, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977, with respect to our non-U.S. operations and/or trading in our securities that take place outside the U.S. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into more non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.
In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations and prohibitions of the Bank Holding Company Act of 1956 (the “BHC Act”) and the Gramm-Leach-Bliley Act. The provisions of the Reform Act are expected to have an impact on our banking/finance business. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust Company International, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of the Comptroller of the Currency and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.
Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our AUM, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our clients.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the U.S. and various non-U.S. jurisdictions and are subject to ongoing tax audits in the U.S. and various non-U.S. jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our future results of operations, profitability and financial condition.
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
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations required to be adopted under the Reform Act as well as regulations under consideration outside the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with international AUM than with U.S. AUM. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business continues to grow in non-U.S. markets, any ongoing and future business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
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
Our revenues and income could be adversely affected if the terms of our management agreements are significantly altered or these agreements are terminated by the funds and other sponsored investment products we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds and other sponsored investment products we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenues that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our revenues and income.
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
Our ability to meet cash needs depends upon certain factors, including the market value of our assets, operating cash flows and our perceived creditworthiness. Our ability to meet anticipated cash needs depends upon factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. If we are unable to obtain funds and financing, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and have an adverse effect on investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to obtain funds and financing, or access the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted.
Diverse and strong competition limits the interest rates that we can charge on consumer loans. We compete with many types of institutions for consumer loans, certain of which can provide loans at significantly below-market interest rates. Our inability to compete effectively against these companies could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause losses to our consumer loan portfolio.
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
We are exposed to changes in interest rates, primarily through our loans, investments in debt securities, and outstanding debt. We minimize the impact of changes in interest rates related to our investments in debt securities by managing the maturities of these securities, and through diversification. We minimize the impact of changes in interest rates related to our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. In addition, our banking/finance segment monitors the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. From time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio.

As of December 31, 2011, we have considered the potential impact of a 200 basis point movement in market interest rates on our interest-earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling, and Canadian Dollar. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at December 31, 2011. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 5% of the total cash and cash equivalents and investments at December 31, 2011. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
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
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at December 31, 2011.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$1,056,668	$1,162,335	$951,001
Investment securities, available-for-sale	756,165	831,782	680,549
Investments of consolidated VIEs, at fair value	10,561	11,617	9,505
Total current assets	1,823,394	2,005,734	1,641,055
Banking/Finance Assets
Investment securities, available-for-sale	331,621	364,783	298,459
Non-Current Assets
Investments of consolidated sponsored investment products	623,326	685,659	560,993
Investments of consolidated VIEs, at fair value	826,632	909,295	743,969
Total non-current assets	1,449,958	1,594,954	1,304,962
Total Assets	$3,604,973	$3,965,471	$3,244,476
Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$24,924	$27,416	$22,432
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	823,741	906,115	741,367
Total Liabilities	$848,665	$933,531	$763,799

Our cash, cash equivalents and investments portfolio by investment objective at December 31, 2011 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$4,911,858	54%	$—	0%
Investment Securities
Equity
Global/international	509,857	6%	162,174	15%
United States	26,005	0%	308	0%
Total equity	535,862	6%	162,482	15%
Hybrid	139,233	1%	56,667	6%
Fixed-Income
Tax-free	89,798	1%	—	0%
Taxable
Global/international	1,051,984	12%	305,626	29%
United States	1,788,096	20%	531,893	50%
Total fixed-income	2,929,878	33%	837,519	79%
Total Investment Securities	3,604,973	40%	1,056,668	100%
Other Investments	579,313	6%	—	0%
Total Cash and Cash Equivalents and Investments	$9,096,144	100%	$1,056,668	100%
Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $443.2 million at December 31, 2011, are generally assigned a classification in the table above based on the investment objective of the consolidated sponsored investment products holding the trading securities. In addition, $411.2 million of non-current investments held by consolidated sponsored investment products were included in global/international fixed-income, $207.1 million were included in global/international equity, and $5.0 million were included in hybrid.
Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.
Investments categorized as other investments in the table above include $484.6 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC includes a detailed discussion of the Risk Factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended December 31, 2011.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2011	416,000	$93.64	416,000	4,328,976
November 2011	1,328,800	$99.68	1,328,800	3,000,176
December 2011	1,244,477	$95.98	1,244,477	11,755,699
Total	2,989,277		2,989,277
Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At December 31, 2011, approximately 11.8 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 3(ii)
Registrant’s Amended and Restated Bylaws (as adopted and effective September 15, 2011), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 16, 2011 (File No. 001-09318).

Exhibit 10.1	Registrant's 1998 Employee Stock Investment Plan (as amended and restated effective as of February 1, 2012) (filed herewith).*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

__________
*        Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	February 1, 2012	By:	/S/ KENNETH A. LEWIS
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

Exhibit 3(ii)
Registrant’s Amended and Restated Bylaws (as adopted and effective September 15, 2011), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 16, 2011 (File No. 001-09318).

Exhibit 10.1	Registrant's 1998 Employee Stock Investment Plan (as amended and restated effective as of February 1, 2012) (filed herewith).*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

__________
*        Management/Employment Contract or Compensatory Plan or Arrangement