Form 10-Q
period 2012-03-31
FRANKLIN RESOURCES INC
filed 2012-05-02
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Outstanding: 215,185,362 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 25, 2012.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues
Investment management fees	$1,126,320	$1,102,732	$2,201,457	$2,169,239
Sales and distribution fees	585,945	561,127	1,110,249	1,113,330
Shareholder servicing fees	76,739	75,750	152,144	147,805
Other, net	10,345	9,954	37,375	19,502
Total operating revenues	1,799,349	1,749,563	3,501,225	3,449,876
Operating Expenses
Sales, distribution and marketing	715,443	676,935	1,346,061	1,324,088
Compensation and benefits	323,031	315,810	623,443	608,204
Information systems and technology	43,292	41,477	84,726	81,844
Occupancy	31,894	32,703	63,736	63,571
General, administrative and other	68,532	53,156	133,722	83,453
Total operating expenses	1,182,192	1,120,081	2,251,688	2,161,160
Operating Income	617,157	629,482	1,249,537	1,288,716
Other Income (Expenses)
Investment and other income, net	82,411	57,451	153,587	103,779
Interest expense	(9,633)	(8,364)	(18,198)	(16,259)
Other income, net	72,778	49,087	135,389	87,520
Income before taxes	689,935	678,569	1,384,926	1,376,236
Taxes on income	202,151	183,004	403,416	390,554
Net income	487,784	495,565	981,510	985,682
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(15,965)	(7,577)	(5,818)	(19,454)
Redeemable noncontrolling interests	530	42	3,324	879
Net Income Attributable to Franklin Resources, Inc.	$503,219	$503,100	$984,004	$1,004,257
Earnings per Share
Basic	$2.33	$2.26	$4.54	$4.49
Diluted	2.32	2.25	4.53	4.47
Dividends per Share	$0.27	$0.25	$2.54	$0.50
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	March 31, 2012	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$4,541,927	$4,699,994
Cash and cash equivalents of consolidated variable interest entities	55,064	88,238
Receivables	850,370	772,475
Investment securities, trading	1,185,291	889,686
Investment securities, available-for-sale	724,061	990,976
Investments of consolidated variable interest entities, at fair value	490	10,994
Investments in equity method investees and other	72,374	21,861
Deferred taxes	102,784	107,898
Prepaid expenses and other	36,268	34,646
Total current assets	7,568,629	7,616,768
Banking/Finance Assets
Cash and cash equivalents	482,150	410,381
Investment securities, available-for-sale	279,787	345,486
Loans held for sale	157,777	21,525
Loans receivable, net	262,965	401,860
Loans receivable of consolidated variable interest entities, net	68,684	149,386
Other	21,421	29,485
Total banking/finance assets	1,272,784	1,358,123
Non-Current Assets
Investments of consolidated sponsored investment products	635,894	584,608
Investments of consolidated variable interest entities, at fair value	852,416	811,618
Investments in equity method investees and other	488,999	535,509
Property and equipment, net	594,797	589,748
Goodwill	1,537,819	1,536,212
Other intangible assets, net	607,540	611,979
Other	103,930	131,278
Total non-current assets	4,821,395	4,800,952
Total Assets	$13,662,808	$13,775,843
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in thousands, except per share data)	March 31, 2012	September 30, 2011
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$301,799	$400,885
Commercial paper	24,998	29,997
Current maturities of long-term debt	20,489	29,656
Current maturities of long-term debt of consolidated variable interest entities, at fair value	171	24,858
Accounts payable, accrued expenses and other	341,475	328,303
Commissions	380,862	369,539
Income taxes	46,910	128,826
Total current liabilities	1,116,704	1,312,064
Banking/Finance Liabilities
Deposits	837,068	890,189
Long-term debt of consolidated variable interest entities	76,088	164,176
Federal Home Loan Bank advances	69,000	69,000
Other	825	970
Total banking/finance liabilities	982,981	1,124,335
Non-Current Liabilities
Long-term debt	964,863	1,004,381
Long-term debt of consolidated variable interest entities, at fair value	837,257	846,369
Deferred taxes	285,357	274,435
Other	99,397	91,789
Total non-current liabilities	2,186,874	2,216,974
Total liabilities	4,286,559	4,653,373
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	22,913	18,611
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 215,125,221 and 217,693,435 shares issued and outstanding, at March 31, 2012 and September 30, 2011	21,513	21,769
Retained earnings	8,557,557	8,443,531
Appropriated retained earnings of consolidated variable interest entities	34,366	18,969
Accumulated other comprehensive income	76,343	40,462
Total Franklin Resources, Inc. stockholders’ equity	8,689,779	8,524,731
Nonredeemable noncontrolling interests	663,557	579,128
Total stockholders’ equity	9,353,336	9,103,859
Total Liabilities and Stockholders’ Equity	$13,662,808	$13,775,843
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended March 31,
(in thousands)	2012	2011
Net Income	$981,510	$985,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,350	123,627
Stock-based compensation	50,298	44,479
Excess tax benefit from stock-based compensation	(17,598)	(13,023)
Net gains on sale of assets	(21,400)	(55,198)
Net losses on non-current investments of consolidated sponsored investment products	27,408	—
Net (gains) losses of consolidated variable interest entities	(17,728)	17,736
Equity in net income of affiliated companies	(61,619)	(43,426)
Other-than-temporary impairment of investments	—	13,606
Provision for loan losses	5,056	3,603
Deferred income taxes	15,909	2,718
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(98,661)	(153,461)
Increase in trading securities, net	(321,494)	(412,124)
Decrease in income taxes payable	(55,760)	(46,270)
Increase in commissions payable	11,323	60,678
Increase (decrease) in other liabilities	(25,787)	13,330
Decrease in accrued compensation and benefits	(101,458)	(53,613)
Net cash provided by operating activities	478,349	488,344
Purchase of investments	(213,052)	(124,720)
Purchase of investments by consolidated variable interest entities	(174,955)	(394,888)
Liquidation of investments	517,728	461,004
Liquidation of investments by consolidated variable interest entities	233,659	568,572
Liquidation of banking/finance investments	64,163	76,180
Decrease (increase) in loans receivable, net	17,888	(41,233)
Decrease in loans receivable held by consolidated variable interest entities, net	41,472	85,695
Additions of property and equipment, net	(45,285)	(65,148)
Acquisition of subsidiaries, net of cash acquired	—	(57,606)
Cash and cash equivalents recognized due to adoption of new consolidation guidance	—	45,841
Net cash provided by investing activities	441,618	553,697
Increase (decrease) in deposits	(53,121)	129,891
Issuance of common stock	28,184	28,915
Dividends paid on common stock	(547,368)	(105,683)
Repurchase of common stock	(416,783)	(413,538)
Excess tax benefit from stock-based compensation	17,598	13,023
Decrease in commercial paper, net	(5,017)	(32)
Proceeds from issuance of debt	22,746	—
Payments on debt	(71,514)	—
Payments on debt by consolidated variable interest entities	(159,030)	(180,168)
Noncontrolling interests	137,556	13,771
Net cash used in financing activities	$(1,046,749)	$(513,821)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in thousands)	2012	2011
Effect of exchange rate changes on cash and cash equivalents	$7,310	$16,507
Increase (decrease) in cash and cash equivalents	(119,472)	544,727
Cash and cash equivalents, beginning of period	5,198,613	4,123,716
Cash and Cash Equivalents, End of Period	$5,079,141	$4,668,443

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period
Current assets	$4,699,994	$3,985,312
Current assets of consolidated variable interest entities	88,238	—
Banking/finance assets	410,381	138,404
Total	$5,198,613	$4,123,716
Cash and cash equivalents, end of period
Current assets	$4,541,927	$4,234,894
Current assets of consolidated variable interest entities	55,064	119,077
Banking/finance assets	482,150	314,472
Total	$5,079,141	$4,668,443

Supplemental Disclosure of Non-Cash Information
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(30,934)	$(1,674)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	—	60,760
Increase (decrease) in receivables of consolidated variable interest entities related to investment trades pending settlement	(6,261)	65,865
Increase in other liabilities of consolidated variable interest entities related to investment trades pending settlement	(9,534)	(139,614)
Transfers of loans receivable, net to loans held for sale	117,463	—
Transfers of loans receivable of consolidated variable interest entities, net to loans held for sale	37,423	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$442,113	$434,777
Cash paid for interest	23,815	20,207
Cash paid for interest by consolidated variable interest entities	24,114	23,066
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2011 (“fiscal year 2011”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2012.
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
The following table presents the effects of the changes in the presentation of operating revenues to the Company’s previously-reported condensed consolidated statement of income:

(in thousands)	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating Revenues
Investment management fees	$1,076,716	$26,016	$1,102,732	$2,117,594	$51,645	$2,169,239
Sales and distribution fees	587,143	(26,016)	561,127	1,164,975	(51,645)	1,113,330
Shareholder servicing fees	75,750	—	75,750	147,805	—	147,805
Other, net	9,954	—	9,954	19,502	—	19,502
Total operating revenues	$1,749,563	$—	$1,749,563	$3,449,876	$—	$3,449,876
Note 2 – New Accounting Guidance
On October 1, 2011, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires separate disclosures about purchases, sales, issuances and other settlements in the rollforward of activity in Level 3 fair value measurements.
On January 1, 2012, the Company adopted new FASB guidance that requires additional qualitative discussion for the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs, quantitative disclosure about the significant unobservable inputs used for all Level 3 measurements, and the categorization by level of the fair value hierarchy for financial instruments that are not measured at fair value.
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

Note 3 – Stockholders' Equity, Redeemable Noncontrolling Interests and Comprehensive Income
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2012
Balance at October 1, 2011	$8,524,731	$579,128	$9,103,859	$18,611
Net income (loss)	984,004	(5,818)	978,186	3,324
Net income reclassified to appropriated retained earnings	15,397	(15,397)	—
Other comprehensive income
Net unrealized gains on investments, net of tax	17,671		17,671
Currency translation adjustments	18,389		18,389
Net unrealized losses on defined benefit plans, net of tax	(178)		(178)
Cash dividends on common stock	(551,632)		(551,632)
Repurchase of common stock	(416,783)		(416,783)
Noncontrolling interests
Net subscriptions		105,644	105,644	31,912
Net deconsolidation of certain sponsored investment products		—	—	(30,934)
Other [1]	98,180		98,180
Balance at March 31, 2012	$8,689,779	$663,557	$9,353,336	$22,913
________________

[1]	Primarily relates to stock-based compensation plans.

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2011
Balance at October 1, 2010	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance	106,601		106,601
Net income (loss)	1,004,257	(19,454)	984,803	879
Net loss reclassified to appropriated retained earnings	(19,932)	19,932	—
Other comprehensive income
Net unrealized losses on investments, net of tax	(13,032)		(13,032)
Currency translation adjustments	45,325		45,325
Net unrealized gains on defined benefit plans, net of tax	232		232
Cash dividends on common stock	(111,599)		(111,599)
Repurchase of common stock	(413,538)		(413,538)
Noncontrolling interests
Net subscriptions		2,041	2,041	11,730
Net deconsolidation of certain sponsored investment products		—	—	(1,674)
Other [1]	88,200		88,200
Balance at March 31, 2011	$8,413,508	$5,971	$8,419,479	$30,468
________________

[1]	Primarily relates to stock-based compensation plans.

The components of comprehensive income, including amounts attributable to noncontrolling interests, were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$487,784	$495,565	$981,510	$985,682
Net unrealized gains (losses) on investments, net of tax	22,468	(13,881)	17,671	(13,032)
Currency translation adjustments	40,947	32,658	18,389	45,325
Net unrealized gains (losses) on defined benefit plans, net of tax	(3)	219	(178)	232
Total comprehensive income	551,196	514,561	1,017,392	1,018,207
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(15,965)	(7,577)	(5,818)	(19,454)
Redeemable noncontrolling interests	530	42	3,324	879
Total Comprehensive Income Attributable to Franklin Resources, Inc.	$566,631	$522,096	$1,019,886	$1,036,782
During the three and six months ended March 31, 2012, the Company repurchased approximately 1.0 million and 4.0 million shares of its common stock at a cost of $125.9 million and $416.8 million under its stock repurchase program. In December 2011, the Company’s Board of Directors authorized the repurchase of up to 10.0 million additional shares of its common stock under the stock repurchase program. At March 31, 2012, approximately 10.7 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and six months ended March 31, 2011, the Company repurchased 1.8 million and 3.5 million shares of its common stock at a cost of $215.0 million and $413.5 million. The stock repurchase program is not subject to an expiration date.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net Income Attributable to Franklin Resources, Inc.	$503,219	$503,100	$984,004	$1,004,257
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3,429	2,762	6,255	4,803
Net Income Available to Common Stockholders	$499,790	$500,338	$977,749	$999,454

Weighted-average shares outstanding – basic	214,520	221,696	215,336	222,440
Effect of dilutive common stock options and non-participating nonvested stock unit awards	591	1,000	576	1,056
Weighted-Average Shares Outstanding – Diluted	215,111	222,696	215,912	223,496

Earnings per Share
Basic	$2.33	$2.26	$4.54	$4.49
Diluted	2.32	2.25	4.53	4.47
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.2 million and 0.5 million for the three and six months ended March 31, 2012, and nil and 0.2 million for the three and six months ended March 31, 2011.

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
Collateralized Loan Obligations
The Company provides collateral management services to the CLOs, which are asset-backed financing entities collateralized by a pool of assets.
The changes in fair values of the underlying assets and liabilities of the CLOs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2011	2012	2011
Net gains from changes in fair value of assets	$29,674	$29,783	$57,411	$63,980
Net losses from changes in fair value of liabilities	(34,086)	(35,614)	(39,138)	(78,881)
Total net gains (losses)	$(4,412)	$(5,831)	$18,273	$(14,901)
The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the CLOs:

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of March 31, 2012
Unpaid principal balance	$875,807	$8,473	$977,217
Excess unpaid principal over fair value	(22,901)	(2,428)	(139,789)
Fair value	$852,906	$6,045	$837,428

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of September 30, 2011
Unpaid principal balance	$887,838	$21,577	$1,044,863
Excess unpaid principal over fair value	(65,226)	(10,178)	(173,636)
Fair value	$822,612	$11,399	$871,227
Automobile Loan Securitization Trusts
The Company retained certain interests in and servicing responsibilities for automobile loan securitization trusts, which originated from securitization transactions between the Company and the securitization trusts in previous years. During the quarter ended March 31, 2012, the Company exercised its repurchase rights with respect to the outstanding loans in two of the three remaining securitization trusts and engaged a third party to solicit bids for these loans and related assets.

The following table provides details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)	March 31, 2012	September 30, 2011
Principal amount of loans
Loans receivable of consolidated VIEs	$71,559	$155,071
Loans receivable	—	83,791
Loans held for sale	108,570	8,994
Total	$180,129	$247,856
Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs	$1,451	$3,651
Loans receivable	—	1,721
Loans held for sale	1,703	8,994
Total	$3,154	$14,366
The Company had previously provided a guarantee to cover shortfalls for one of the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeded cash on deposit. The guarantee was no longer in place as of March 31, 2012 due to the Company's repurchase of the outstanding loans of the related trust. The Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities during fiscal year 2011 or the six months ended March 31, 2012.
The original amount of loans serviced for the securitization trusts that were still in existence totaled $0.5 billion and $1.2 billion at March 31, 2012 and September 30, 2011. The securitization trusts had approximately 8,800 and 19,100 loans outstanding, with weighted-average annualized interest rates of 10.52% and 10.55% at March 31, 2012 and September 30, 2011.
Other Investment Products
The carrying values of the Company’s investment management and related service fees receivable from and the equity ownership interests in the other investment product VIEs as recorded in the Company’s condensed consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)	March 31, 2012	September 30, 2011
Current Assets
Receivables	$45,824	$42,218
Investment securities, available-for-sale	120,511	139,981
Investments in equity method investees and other	32,616	154
Total Current	198,951	182,353
Non-Current Assets
Investments in equity method investees and other	42,495	36,584
Total	$241,446	$218,937
The Company’s total assets under management (“AUM”) of the other investment products was $33.8 billion at March 31, 2012 and $36.1 billion at September 30, 2011.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during fiscal year 2011 or the six months ended March 31, 2012.

Note 6 – Investments
Investments consisted of the following:

(in thousands)	March 31, 2012	September 30, 2011
Current
Investment securities, trading	$1,185,291	$889,686
Investment securities, available-for-sale
Sponsored investment products	674,837	925,711
Securities of U.S. states and political subdivisions	32,896	41,199
Securities of the U.S. Treasury and federal agencies	601	602
Other equity securities	15,727	23,464
Total investment securities, available-for-sale	724,061	990,976
Investments of consolidated VIEs, at fair value	490	10,994
Investments in equity method investees and other	72,374	21,861
Total Current	$1,982,216	$1,913,517
Banking/Finance
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	$56	$311
Securities of the U.S. Treasury and federal agencies	1,809	1,837
Corporate debt securities[1]	80,791	121,634
Mortgage-backed securities – agency residential[2]	197,131	221,611
Other equity securities	—	93
Total investment securities, available-for-sale	279,787	345,486
Total Banking/Finance	$279,787	$345,486
Non-Current
Investments of consolidated sponsored investment products
Debt securities	$317,672	$323,208
Equity securities	318,222	261,400
Total investments of consolidated sponsored investment products	635,894	584,608
Investments of consolidated VIEs, at fair value	852,416	811,618
Investments in equity method investees and other	488,999	535,509
Total Non-Current	$1,977,309	$1,931,735
________________

[1]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

[2]	Consists of U.S. government-sponsored enterprise obligations.
At March 31, 2012 and September 30, 2011, current investment securities, trading included $432.6 million and $361.1 million of investments held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.
At March 31, 2012 and September 30, 2011, banking/finance segment investment securities with aggregate carrying amounts of $139.8 million and $156.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, and $53.3 million and $60.8 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity (see Note 9 – Debt). In addition, investment management and related services segment securities with an aggregate carrying value of $6.8 million and $6.9 million were pledged as collateral primarily for financing arrangements at March 31, 2012 and September 30, 2011.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of March 31, 2012	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$602,030	$80,188	$(7,381)	$674,837
Securities of U.S. states and political subdivisions	31,625	1,327	—	32,952
Securities of the U.S. Treasury and federal agencies	2,377	33	—	2,410
Corporate debt securities	80,000	791	—	80,791
Mortgage-backed securities – agency residential	192,951	4,180	—	197,131
Other equity securities	15,213	710	(196)	15,727
Total	$924,196	$87,229	$(7,577)	$1,003,848

(in thousands)		Gross Unrealized
as of September 30, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$877,632	$78,013	$(29,934)	$925,711
Securities of U.S. states and political subdivisions	39,950	1,560	—	41,510
Securities of the U.S. Treasury and federal agencies	2,423	16	—	2,439
Corporate debt securities	120,041	1,593	—	121,634
Mortgage-backed securities – agency residential	216,736	4,905	(30)	221,611
Other equity securities	23,061	703	(207)	23,557
Total	$1,279,843	$86,790	$(30,171)	$1,336,462
The net unrealized holding gains on investment securities, available-for-sale included in accumulated other comprehensive income were $36.3 million and $44.1 million for the three and six months ended March 31, 2012, and $12.7 million and $28.0 million for the three and six months ended March 31, 2011.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of March 31, 2012
Sponsored investment products	$119,749	$(7,357)	$206	$(24)	$119,955	$(7,381)
Other equity securities	—	—	4,299	(196)	4,299	(196)
Total	$119,749	$(7,357)	$4,505	$(220)	$124,254	$(7,577)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2011
Sponsored investment products	$228,926	$(29,731)	$4,658	$(203)	$233,584	$(29,934)
Mortgage-backed securities – agency residential	18,305	(30)	—	—	18,305	(30)
Other equity securities	8	(1)	4,116	(206)	4,124	(207)
Total	$247,239	$(29,762)	$8,774	$(409)	$256,013	$(30,171)

The Company did not recognize any other-than-temporary impairment of investments for the six months ended March 31, 2012. For the three and six months ended March 31, 2011, the Company recognized $0.4 million and $13.6 million of other-than-temporary impairment of investments, of which nil and $7.3 million related to available-for-sale equity securities and none related to available-for-sale debt securities.

At March 31, 2012, contractual maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Due in one year or less	$68,104	$68,943
Due after one year through five years	36,469	37,252
Due after five years through ten years	24,008	25,735
Due after ten years	178,372	181,354
Total	$306,953	$313,284
Note 7 – Fair Value Measurements
The Company records the majority of its investments at fair value or amounts that approximate fair value. The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
as of March 31, 2012
Current Assets
Cash and cash equivalents of consolidated VIEs	$—	$55,064	$—	$55,064
Receivables of consolidated VIEs	—	5,692	—	5,692
Investment securities, trading	825,940	356,998	2,353	1,185,291
Investment securities, available-for-sale
Sponsored investment products	674,837	—	—	674,837
Securities of U.S. states and political subdivisions	—	32,896	—	32,896
Securities of the U.S. Treasury and federal agencies	—	601	—	601
Other equity securities	11,445	4,282	—	15,727
Investments of consolidated VIEs	—	490	—	490
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	56	—	56
Securities of the U.S. Treasury and federal agencies	—	1,809	—	1,809
Corporate debt securities	—	80,791	—	80,791
Mortgage-backed securities – agency residential	—	197,131	—	197,131
Non-Current Assets
Investments of consolidated sponsored investment products
Debt securities	—	—	317,672	317,672
Equity securities	8,975	—	309,247	318,222
Investments of consolidated VIEs	—	849,960	2,456	852,416
Life settlement contracts	—	—	11,589	11,589
Total Assets Measured at Fair Value	$1,521,197	$1,585,770	$643,317	$3,750,284
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$171	$171
Other liabilities of consolidated VIEs	—	41,600	—	41,600
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	772,163	65,094	837,257
Total Liabilities Measured at Fair Value	$—	$813,763	$65,265	$879,028

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$14,700	$73,538	$—	$88,238
Receivables of consolidated VIEs	—	11,953	—	11,953
Investment securities, trading	579,225	279,308	31,153	889,686
Investment securities, available-for-sale
Sponsored investment products	925,711	—	—	925,711
Securities of U.S. states and political subdivisions	—	41,199	—	41,199
Securities of the U.S. Treasury and federal agencies	—	602	—	602
Other equity securities	19,365	4,099	—	23,464
Investments of consolidated VIEs	—	10,994	—	10,994
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	311	—	311
Securities of the U.S. Treasury and federal agencies	—	1,837	—	1,837
Corporate debt securities	—	121,634	—	121,634
Mortgage-backed securities – agency residential	—	221,611	—	221,611
Other equity securities	—	—	93	93
Non-Current Assets
Investments of consolidated sponsored investment products
Debt securities	—	—	323,208	323,208
Equity securities	7,084	92	254,224	261,400
Investments of consolidated VIEs	—	809,762	1,856	811,618
Life settlement contracts	—	—	10,813	10,813
Total Assets Measured at Fair Value	$1,546,085	$1,576,940	$621,347	$3,744,372
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$24,858	$24,858
Other liabilities of consolidated VIEs	—	32,315	—	32,315
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	787,301	59,068	846,369
Total Liabilities Measured at Fair Value	$—	$819,616	$83,926	$903,542
Transfers into Level 1 from Level 2 were nil and $25.7 million during the three and six months ended March 31, 2012, and transfers into Level 2 from Level 1 were $0.9 million during both periods. The securities that were transferred into Level 1 had adjustments to the quoted market prices for observable price movements within country-specific market proxies due to after hour trades or decreased liquidity of the market proxies during the previous reporting period but not in the current period. The securities that were transferred into Level 2 were valued based on prices of comparable or similar securities because quoted market prices were not available in the current period. There were no significant transfers between Level 1 and Level 2 during the three and six months ended March 31, 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended March 31, 2012	Debt	Equity
Balance at January 1, 2012	$350,003	$325,974	$3,482	$11,205	$690,664	$(85,291)
Realized and unrealized gains (losses) included in investment and other income, net	(25,335)	218	(1,026)	943	(25,200)	(3,710)
Purchases	11,619	40,979	—	373	52,971	—
Sales	(16,076)	(56,378)	—	—	(72,454)	—
Settlements	(92)	(123)	—	(932)	(1,147)	23,507
Effect of exchange rate changes	(1,109)	(408)	—	—	(1,517)	229
Balance at March 31, 2012	$319,010	$310,262	$2,456	$11,589	$643,317	$(65,265)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2012	$(14,907)	$2,315	$(1,026)	$321	$(13,297)	$(3,710)
There were no transfers into or out of Level 3 during the three months ended March 31, 2012.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the six months ended March 31, 2012	Debt	Equity
Balance at October 1, 2011	$324,875	$283,710	$1,856	$10,906	$621,347	$(83,926)
Realized and unrealized gains (losses) included in investment and other income, net	(17,745)	(17,320)	(986)	1,833	(34,218)	(6,648)
Purchases	31,636	101,770	—	844	134,250	—
Sales	(18,863)	(57,545)	(1)	(11)	(76,420)	—
Settlements	(328)	(124)	—	(1,983)	(2,435)	23,507
Transfers into Level 3	—	—	1,587	—	1,587	—
Effect of exchange rate changes	(565)	(229)	—	—	(794)	1,802
Balance at March 31, 2012	$319,010	$310,262	$2,456	$11,589	$643,317	$(65,265)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2012	$(6,896)	$(15,033)	$(986)	$835	$(22,080)	$(6,648)

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended March 31, 2011
Balance at January 1, 2011	$4,936	$1,931	$9,546	$16,413	$(85,253)
Realized and unrealized gains (losses) included in investment and other income, net	(1,270)	(105)	821	(554)	(9,404)
Purchases, sales and settlements, net	388	—	(395)	(7)	12,563
Transfers out of Level 3	(445)	—	—	(445)	—
Effect of exchange rate changes	—	—	—	—	(3,170)
Balance at March 31, 2011	$3,609	$1,826	$9,972	$15,407	$(85,264)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2011	$41	$(105)	$292	$228	$(9,404)

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the six months ended March 31, 2011
Balance at October 1, 2010	$3,330	$23,362	$—	$9,365	$36,057	$—
Adjustment for adoption of new consolidation guidance	—	(23,362)	1,738	—	(21,624)	(71,382)
Realized and unrealized gains (losses) included in investment and other income, net	(1,116)	—	88	1,524	496	(24,303)
Purchases, sales and settlements, net	1,805	—	—	(917)	888	12,563
Transfers out of Level 3	(410)	—	—	—	(410)	—
Effect of exchange rate changes	—	—	—	—	—	(2,142)
Balance at March 31, 2011	$3,609	$—	$1,826	$9,972	$15,407	$(85,264)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2011	$443	$—	$88	$598	$1,129	$(24,303)
Securities held by consolidated sponsored investment products for the three and six months ended March 31, 2011 consisted primarily of equity securities. Other Level 3 assets measured at fair value on a recurring basis primarily consisted of life settlement contracts for all periods presented. Gains (losses) on Level 3 assets and liabilities measured at fair value on a recurring basis are included in investments and other income, net in our condensed consolidated statements of income.
The fair values for Level 3 assets and liabilities were determined using various methodologies in accordance with a global pricing policy which defines valuation and pricing conventions for each security type. When available, the Company measures the fair value based on the reported net asset value of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If the inputs are not available, the Company primarily employs a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. The Company reviews and approves the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets were as follows:

(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
as of March 31, 2012
Securities held by consolidated sponsored investment products

Debt securities	$319,010	Discounted cash flow	Discount rate	4.4%–20.0% (13.1%)
			Risk premium	0.0%–7.3% (2.2%)

Equity securities	203,346	Market comparable companies	EBITDA multiple	5.5–9.0 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)

		Market pricing	Price to book value ratio	1.7

		Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (30.9%)

Investments of consolidated VIEs	2,456	Market comparable companies	EBITDA multiple	3.0–5.0 (4.3)
			Discount for lack of marketability	75.0%

Life settlement contracts	11,589	Discounted cash flow	Life expectancy (in months)	24–176 (84)
			Internal rate of return	1.5%–22.3% (11.7%)
At March 31, 2012, Level 3 debt securities held by consolidated sponsored investment products consisted of mezzanine loans, convertible debentures, corporate loans and notes, and equity securities consisted primarily of common and preferred shares.
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information or reported net asset value are excluded from the above table. At March 31, 2012, the exclusions consisted of $65.3 million of long-term debt of consolidated VIEs that were valued using third-party broker or dealer price quotes and $106.9 million of investments in real estate and private equity funds held by consolidated sponsored investment products that were estimated using net asset value as a practical expedient. These funds generally invest directly in real estate and other assets and are not redeemable. The investments in the funds are expected to be returned through distributions as a result of liquidations of the underlying assets of the funds over a weighted-average period of approximately 7.0 years. The sponsored investment products' unfunded commitments to the funds totaled approximately $89.6 million at March 31, 2012, of which the Company was contractually obligated to fund $2.6 million based on its ownership percentage in the sponsored investment products.
Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs presented in the above table.
Securities Held by Consolidated Sponsored Investment Products. For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk. Generally, a change in the discount rate is accompanied by a directionally similar change in the risk premium and discount for lack of marketability.
For securities utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk.
For securities utilizing a market pricing valuation technique, a significant increase (decrease) in the price to book value ratio would result in a significantly higher (lower) fair value measurement.
Investments of Consolidated VIEs. A significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement.
Life Settlement Contracts. A significant increase (decrease) in the life expectancy or the internal rate of return in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	March 31, 2012			September 30, 2011
	Carrying Value	Estimated Fair Value	Fair Value Level	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,024,077	$5,024,077	1	$5,110,375	$5,110,375
Other investments[1]	56,574	61,686	2 or 3	51,259	56,908
Loans held for sale	157,777	160,083	2	21,525	23,578
Loans receivable, net	262,965	265,518	3	401,860	403,116
Loans receivable of consolidated VIEs, net	68,684	70,822	3	149,386	153,175
Financial Liabilities
Commercial paper	$24,998	$24,998	2	$29,997	$29,997
Deposits	837,068	839,042	3	890,189	892,719
FHLB advances	69,000	72,446	2	69,000	72,575
Long-term debt - senior notes	899,310	951,533	2	899,174	942,252
Long-term debt of consolidated sponsored investment products	86,042	77,014	3	134,863	117,049
Long-term debt of consolidated VIEs	76,088	77,738	2	164,176	167,877
_________________
1    Other investments primarily consist of Level 3 assets.
Loans held for sale consists of retail installment loans that are secured by collateral and held for sale. These loans are carried at the lower of cost or estimated fair value in the aggregate. The fair value is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and other liquidity factors.
Note 8 – Loans and Allowance for Loan Losses
The following table summarizes the banking/finance segment loans receivable by major category:

(in thousands)	March 31, 2012	September 30, 2011
Commercial loans	$43,558	$38,670
Real estate mortgage loans	73,056	77,271
Installment loans[1]	213,295	441,336
Other	5,263	4,863
Total loans receivable	335,172	562,140
Less: allowance for loan losses	(3,523)	(10,894)
Total	$331,649	$551,246
 __________________________
1 Includes loans receivable of consolidated VIEs.
Installment loans primarily consist of secured private banking loans to individuals and automobile receivables. The allowance for loan losses primarily relates to automobile receivables. No loan loss allowance is provided on secured private banking loans. At March 31, 2012 and September 30, 2011, loans receivable with aggregate carrying values of $54.1 million and $47.7 million were pledged as collateral for the ability to obtain FHLB advances.

Maturities of loans receivable at March 31, 2012 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$41,190	$2,132	$236	$43,558
Real estate mortgage loans	2,827	1,473	68,756	73,056
Installment loans[1]	161,341	41,234	10,720	213,295
Other	4,672	197	394	5,263
Total	$210,030	$45,036	$80,106	$335,172
__________________________
1 Includes loans receivable of consolidated VIEs.
 The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at March 31, 2012:

(in thousands)	Carrying Value
Loans at fixed interest rates	$105,946
Loans at floating or adjustable interest rates	19,196
Total	$125,142
Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$9,392	$15,629	$10,894	$5,449
Adjustment for adoption of new consolidation guidance	—	—	—	14,255
Provision for loan losses	5,322	758	5,056	3,603
Charge-offs	(5,153)	(5,199)	(7,920)	(14,113)
Recoveries	1,639	2,233	3,170	4,227
Transfers to loans held for sale	(7,677)	—	(7,677)	—
Balance, End of Period	$3,523	$13,421	$3,523	$13,421
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	0.90%	0.45%	1.02%	1.46%
Allowance for loan losses as a percentage of loans receivable	1.05%	2.06%	1.05%	2.06%
The following table summarizes the loans receivable by impairment methodology:

(in thousands)	March 31, 2012		March 31, 2011
	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$331,953	$3,219	$630,332	$21,737
Less: allowance for loan losses	(2,328)	(1,195)	(10,959)	(2,462)
Total	$329,625	$2,024	$619,373	$19,275
The following is a summary of non-accrual, past due and restructured loans:

(in thousands)	March 31, 2012	September 30, 2011
Non-accrual loans	$6,939	$11,928
Loans delinquent for 90 days or more	—	—
Loans modified in troubled debt restructurings	9,072	11,982
Interest income recognized for loans modified in troubled debt restructurings was not significant for the three and six months ended March 31, 2012 and 2011.

Loans held for sale consist of retail installment loans. The net unrealized losses are recognized through a valuation allowance and included in other, net revenue. Loans held for sale were $157.8 million and $21.5 million at March 31, 2012 and September 30, 2011.
Note 9 – Debt
Outstanding debt consisted of the following:

(dollars in thousands)	March 31, 2012	Effective Interest Rate	September 30, 2011	Effective Interest Rate
Current
Commercial paper	$24,998	0.16%	$29,997	0.16%
Current maturities of long-term debt of consolidated sponsored investment products	20,489	2.41%	29,656	4.39%
Current maturities of long-term debt of consolidated VIEs, at fair value	171	N/A	24,858	8.49%
Total Current	45,658		84,511
Banking/Finance
Long-term debt of consolidated VIEs, due fiscal years 2014-2016	76,088	7.20%	164,176	5.86%
FHLB advances	69,000	3.30%	69,000	3.30%
Total Banking/Finance	145,088		233,176
Non-Current
Senior notes
$300 million 2.000% notes due fiscal year 2013	299,798	2.28%	299,710	2.28%
$250 million 3.125% notes due fiscal year 2015	249,828	3.32%	249,800	3.32%
$350 million 4.625% notes due fiscal year 2020	349,684	4.74%	349,664	4.75%
	899,310		899,174
Long-term debt of consolidated sponsored investment products, due fiscal years 2017-2018	65,553	5.54%	105,207	5.54%
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2015-2019	837,257	1.13%	846,369	0.88%
Total Non-Current	1,802,120		1,850,750
Total Debt	$1,992,866		$2,168,437
The long-term debt of consolidated sponsored investment products had both fixed and floating interest rates ranging from 1.98% to 7.32% as of March 31, 2012. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated sponsored investment products and, in some cases, a pledge of a right to call capital.
The long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and had both fixed and floating interest rates ranging from 0.75% to 8.00% as of March 31, 2012. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and had both fixed and floating interest rates ranging from 7.16% to 8.18% as of March 31, 2012. See Note 5 – Variable Interest Entities.
The debt holders of the consolidated sponsored investment products and VIEs have no recourse to the Company's assets beyond the level of the Company's direct investment in these entities.
The banking/finance segment secures advances from the FHLB to fund its private banking and consumer lending services. The outstanding advances are subject to collateralization requirements.
The Company’s senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of March 31, 2012, the Company was in compliance with the covenants of the notes.

At March 31, 2012, contractual maturities for FHLB advances, senior notes, long-term debt of consolidated sponsored investment products, and long-term debt of consolidated VIEs were as follows:

(in thousands)	FHLB Advances and Senior Notes	Long-term Debt of Consolidated Sponsored Investment Products and Consolidated VIEs	Total
for the fiscal years ending September 30,
2012	$—	$20,660	$20,660
2013	318,298	—	318,298
2014	—	—	—
2015	260,328	42,178	302,506
2016	8,000	76,088	84,088
Thereafter	381,684	860,632	1,242,316
Total	$968,310	$999,558	$1,967,868
The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.
At March 31, 2012, the Company had $475.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $15.0 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $136.7 million available through the secured Federal Reserve Bank short-term discount window and $19.9 million available in secured FHLB short-term borrowing capacity.
Note 10 – Commitments and Contingencies
Guarantees
At March 31, 2012, the banking/finance segment had issued financial standby letters of credit totaling $13.3 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities as of March 31, 2012.
Legal Proceedings
As previously reported, in 2004, a derivative action captioned Hertz v. Burns et al. (D.Md. Case No. 04-cv-01624) relating to alleged market timing in certain mutual funds was brought on behalf of Franklin against certain current and former Franklin directors. The action was stayed, pursuant to stipulation, since 2004 and was never prosecuted. On February 2, 2012, plaintiff filed a notice of voluntary dismissal with prejudice of the action. The court entered its approval of the dismissal on February 16, 2012, resolving the action with no settlement by any Franklin director.
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of March 31, 2012, to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At March 31, 2012, the banking/finance segment had commitments to extend credit in an aggregate amount of $45.0 million, primarily under secured credit lines.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2012 and September 30, 2011, the Company held cash of $201.2 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At March 31, 2012, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2011.

Note 11 – Stock-Based Compensation
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $154.8 million at March 31, 2012. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2011	1,085	$114.57
Granted	1,095	106.70
Vested	(185)	111.12
Forfeited/canceled	(21)	110.35
Nonvested Balance at March 31, 2012	1,974	$110.57
Note 12 – Segment Information
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
The Company’s secondary business and operating segment is banking/finance. The banking/finance segment offers select private banking and consumer lending services through its bank subsidiaries. The consumer lending activities primarily consist of real estate equity lines and home equity/mortgage lending.
Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income and assets. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for loan losses.

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Operating Revenues
Investment management and related services	$1,798,548	$1,742,390	$3,493,271	$3,436,111
Banking/finance	801	7,173	7,954	13,765
Total	$1,799,349	$1,749,563	$3,501,225	$3,449,876
Income (Loss) Before Taxes
Investment management and related services	$692,522	$675,463	$1,383,994	$1,369,424
Banking/finance	(2,587)	3,106	932	6,812
Total	$689,935	$678,569	$1,384,926	$1,376,236

Operating revenues of the banking/finance segment were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Interest and fees on loans	$6,752	$10,161	$14,249	$21,050
Interest and dividends on investment securities	1,574	1,813	3,290	4,236
Total interest income	8,326	11,974	17,539	25,286
Interest on deposits	(770)	(1,098)	(1,613)	(2,234)
Interest on long-term debt	(2,474)	(4,363)	(5,529)	(9,005)
Total interest expense	(3,244)	(5,461)	(7,142)	(11,239)
Net interest income	5,082	6,513	10,397	14,047
Other income	1,041	1,418	2,613	3,321
Provision for loan losses	(5,322)	(758)	(5,056)	(3,603)
Total	$801	$7,173	$7,954	$13,765

Operating segment assets were as follows:

(in thousands)	March 31, 2012	September 30, 2011
Investment management and related services	$12,390,024	$12,417,720
Banking/finance	1,272,784	1,358,123
Total	$13,662,808	$13,775,843
The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.
Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2011	2012	2011
Investment and Other Income (Losses), Net
Dividend income	$5,673	$7,457	$12,488	$17,687
Interest income	2,045	2,702	4,138	5,562
Gains on trading investment securities, net	54,985	12,835	59,914	13,652
Losses on non-current investments of consolidated sponsored investment products, net	(17,331)	—	(27,408)	—
Gains (losses) on assets and liabilities of consolidated VIEs, net	(4,412)	(5,831)	18,273	(14,901)
Realized gains on sale of investment securities, available-for-sale	8,273	27,150	22,666	53,899
Realized losses on sale of investment securities, available-for-sale	(167)	(5)	(1,675)	(312)
Income from investments in equity method investees, net of tax	39,147	19,534	61,619	43,426
Other-than-temporary impairment of investment securities, available-for-sale	—	—	—	(7,293)
Other-than-temporary impairment of investments in equity method investees and other	—	(450)	—	(6,313)
Foreign currency exchange losses, net	(9,800)	(9,585)	(4,641)	(8,681)
Other, net	3,998	3,644	8,213	7,053
Total	82,411	57,451	153,587	103,779
Interest expense	(9,633)	(8,364)	(18,198)	(16,259)
Other Income, Net	$72,778	$49,087	$135,389	$87,520
Substantially all of the Company’s dividend income and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in trading securities, cash equivalents and debt securities of U.S. states and political subdivisions. Proceeds from the sale of investment securities, available-for-sale were $118.7 million and $371.9 million for the three and six months ended March 31, 2012 and $262.7 million and $402.7 million for the three and six months ended March 31, 2011.
Gains on trading investment securities, net included $44.7 million and $39.1 million of net gains on investments of consolidated sponsored investment products for the three and six months ended March 31, 2012, and $9.7 million and $9.0 million of net gains for the three and six months ended March 31, 2011. The Company recognized net gains on trading investment securities that were held at March 31, 2012 and 2011 of $56.3 million and $58.3 million during the three and six months ended March 31, 2012, and $10.3 million and $10.9 million during the three and six months ended March 31, 2011.
Substantially all of the net gains (losses) of consolidated VIEs and limited partnerships and similar structures and a significant noncontrolling percentage of the net gains (losses) from other consolidated sponsored investment products are offset in noncontrolling interests in the Company's condensed consolidated statements of income.
Note 14 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. capital adequacy requirements. Based on the Company’s calculations, it exceeded the applicable U.S. Federal Reserve Board requirements as listed below.

(dollar amounts in thousands)	March 31, 2012	September 30, 2011	Capital Adequacy Minimum
Tier 1 capital	$6,270,621	$6,141,354	N/A
Total risk-based capital	6,311,950	6,152,248	N/A
Tier 1 leverage ratio	56%	55%	5%
Tier 1 risk-based capital ratio	55%	53%	4%
Total risk-based capital ratio	55%	53%	8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below, which describes these risks, uncertainties and other important factors in more detail.
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
Our secondary business is banking/finance. Our banking/finance group offers select private banking and consumer lending services through our banking and finance subsidiaries. Our consumer lending activities primarily consist of real estate equity lines and home equity/mortgage lending.
During the first half of fiscal year 2012, financial markets provided positive returns as they recovered from the volatility and negative sentiment experienced during the fourth quarter of fiscal year 2011. The returns were evidenced by three- and six-month increases of 12% and 20% in the MSCI World Index and 13% and 26% in the S&P 500 Index for the periods ended March 31, 2012. Despite these positive market results, concerns remain about the European sovereign debt crisis and the global economy, and volatility is likely to continue.
Our total AUM at March 31, 2012 was $725.7 billion, 10% higher than at September 30, 2011, and 3% higher than at March 31, 2011. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2012 increased 3% from the same periods in the prior fiscal year, driven by market appreciation of $50.9 billion and $78.1 billion in the current year periods. Net new flows were $5.6 billion for the three-month period, as long-term sales decreased 13% to $48.5 billion and redemptions decreased 8% to $42.7 billion. Net flows were negative for the six-month period, as net outflows of $10.0 billion reflect a 22% decrease in long-term sales to $86.7 billion and a 4% decrease in redemptions to $95.7 billion. Ongoing investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery contributed to the lower sales in the current year and the level of long-term redemptions, most notably in our global/international fixed-income and equity products.
The business and regulatory environments in which we operate remain uncertain and subject to change. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) imposes additional restrictions and limitations on our business, and we expect that the Foreign Account Tax Compliance Act (“FATCA”) will cause us to incur significant administrative and compliance costs. We will continue to review and evaluate the Reform Act and FATCA and the extent of their impact on our business as the various rules and regulations required for implementation continue to be adopted. We are also subject to various regulations by non-U.S. regulators that add further complexity to our ongoing global compliance operations.
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
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions, except per share data)	2012	2011		2012	2011
Operating Income	$617.1	$629.5	(2)%	$1,249.5	$1,288.7	(3)%
Net Income Attributable to Franklin Resources, Inc.	503.2	503.1	0%	984.0	1,004.3	(2)%
Earnings per Share
Basic	$2.33	$2.26	3%	$4.54	$4.49	1%
Diluted	2.32	2.25	3%	4.53	4.47	1%
Operating Margin[1]	34.3%	36.0%		35.7%	37.4%
 _________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $12.4 million and $39.2 million for the three and six months ended March 31, 2012, as compared to the same periods in the prior fiscal year. The decreases were primarily due to prior year reductions to operating expenses from net insurance recoveries for previous years’ losses of $12.0 million and $38.5 million. Net income attributable to Franklin Resources, Inc. was essentially unchanged for the three-month period and decreased $20.3 million for the six-month period.
Diluted earnings per share increased in both periods consistent with 3% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock. The increase for the six-month period was largely offset by the decrease in net income.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	March 31, 2012	March 31, 2011	Percent Change
Equity
Global/international	$216.2	$225.4	(4)%
United States	83.7	83.5	0%
Total equity	299.9	308.9	(3)%
Hybrid	103.5	113.4	(9)%
Fixed-Income
Tax-free	77.3	67.5	15%
Taxable
Global/international	187.8	160.6	17%
United States	51.5	47.1	9%
Total fixed-income	316.6	275.2	15%
Cash Management	5.7	6.0	(5)%
Total	$725.7	$703.5	3%
Simple Monthly Average for the Three-Month Period	$706.9	$687.2	3%
Simple Monthly Average for the Six-Month Period	$693.9	$671.5	3%

AUM at March 31, 2012 increased 3% from March 31, 2011, primarily due to $14.8 billion of net new flows and $10.9 billion from acquisitions during the twelve-month period. The net new flows were driven by inflows in global/international fixed-income products, partially offset by outflows in hybrid and global/international equity products.
Average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased 3% during the three and six months ended March 31, 2012, as compared to the same periods in the prior fiscal year.
The average mix of AUM by investment objective is shown below. The change in mix towards global/international fixed-income products for the three and six months ended March 31, 2012, as compared to the same periods in the prior fiscal year, reflects investor preference for globally diversified fixed-income investments and valuation decreases that occurred in global/international equity products during the last quarter of fiscal year 2011.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Equity
Global/international	30%	32%	30%	32%
United States	11%	12%	11%	12%
Total equity	41%	44%	41%	44%
Hybrid	14%	16%	14%	16%
Fixed-Income
Tax-free	11%	10%	11%	11%
Taxable
Global/international	26%	22%	26%	21%
United States	7%	7%	7%	7%
Total fixed-income	44%	39%	44%	39%
Cash Management	1%	1%	1%	1%
Total	100%	100%	100%	100%

Components of the change in our AUM were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2012	2011		2012	2011
Beginning AUM	$670.3	$670.7	0%	$659.9	$644.9	2%
Long-term sales	48.5	55.6	(13)%	86.7	110.5	(22)%
Long-term redemptions	(42.7)	(46.4)	(8)%	(95.7)	(99.2)	(4)%
Net cash management	(0.2)	(0.8)	(75)%	(1.0)	0.3	NM
Net new flows	5.6	8.4	(33)%	(10.0)	11.6	NM
Reinvested distributions	3.2	2.7	19%	10.5	8.5	24%
Net flows	8.8	11.1	(21)%	0.5	20.1	(98)%
Distributions	(4.3)	(3.3)	30%	(12.8)	(10.6)	21%
Acquisitions	—	1.6	(100)%	—	1.6	(100)%
Appreciation and other	50.9	23.4	118%	78.1	47.5	64%
Ending AUM	$725.7	$703.5	3%	$725.7	$703.5	3%
Components of the change in our AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2012	$194.5	$75.7	$96.4	$74.1	$174.7	$48.9	$6.0	$670.3
Long-term sales	11.6	4.9	5.5	3.8	18.2	4.5	—	48.5
Long-term redemptions	(11.2)	(4.9)	(3.5)	(2.3)	(17.6)	(3.2)	—	(42.7)
Net exchanges	(0.2)	0.2	0.2	—	(0.1)	0.1	(0.2)	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	0.2	0.2	2.2	1.5	0.5	1.4	(0.4)	5.6
Reinvested distributions	0.1	—	1.0	0.6	1.1	0.4	—	3.2
Net flows	0.3	0.2	3.2	2.1	1.6	1.8	(0.4)	8.8
Distributions	—	—	(1.1)	(0.8)	(1.9)	(0.5)	—	(4.3)
Appreciation and other	21.4	7.8	5.0	1.9	13.4	1.3	0.1	50.9
AUM at March 31, 2012	$216.2	$83.7	$103.5	$77.3	$187.8	$51.5	$5.7	$725.7

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2011	$219.1	$77.0	$106.1	$71.4	$144.7	$45.9	$6.5	$670.7
Long-term sales	14.6	6.5	5.9	2.1	22.0	4.5	—	55.6
Long-term redemptions	(19.1)	(4.6)	(4.0)	(4.6)	(10.6)	(3.5)	—	(46.4)
Net exchanges	(0.2)	0.5	0.6	(1.0)	0.3	(0.4)	0.2	—
Net cash management	—	—	—	—	—	—	(0.8)	(0.8)
Net new flows	(4.7)	2.4	2.5	(3.5)	11.7	0.6	(0.6)	8.4
Reinvested distributions	0.2	—	0.8	0.5	0.9	0.3	—	2.7
Net flows	(4.5)	2.4	3.3	(3.0)	12.6	0.9	(0.6)	11.1
Distributions	(0.1)	—	(1.1)	(0.8)	(0.9)	(0.4)	—	(3.3)
Acquisitions	1.6	—	—	—	—	—	—	1.6
Appreciation (depreciation) and other	9.3	4.1	5.1	(0.1)	4.2	0.7	0.1	23.4
AUM at March 31, 2011	$225.4	$83.5	$113.4	$67.5	$160.6	$47.1	$6.0	$703.5
AUM increased $55.4 billion or 8% during the quarter ended March 31, 2012, driven by market appreciation of $50.9 billion and net new flows of $5.6 billion. Overall positive returns in global markets during the quarter, evidenced by increases in the MSCI World Index of 12% and the S&P 500 Index of 13%, resulted in market appreciation for all investment objectives. The net new flows were driven primarily by U.S. fixed-income and hybrid products. Long-term sales decreased 13% to $48.5 billion and long-term redemptions decreased 8% to $42.7 billion as compared to the prior-year period. Ongoing investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery contributed to the lower sales and the level of long-term redemptions, most notably in our global/international fixed-income and equity products.
AUM increased $32.8 billion or 5% during the quarter ended March 31, 2011, driven by market appreciation of $23.4 billion and net new flows of $8.4 billion. Overall positive returns in global markets during the quarter, evidenced by increases in the MSCI World Index of 5% and the S&P 500 Index of 6%, resulted in market appreciation for all investment objectives with the exception of tax-free fixed income. Net new flows were driven by long-term sales of $55.6 billion, primarily of global/international fixed-income and equity products, largely offset by long-term redemptions of $46.4 billion. The redemptions reflected market volatility and investor concerns about default risk with municipal bonds, and included losses of a few global equity institutional accounts during the quarter. The global/international equity objective added $1.6 billion of AUM from acquisitions during the quarter.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	21.4	8.6	9.6	6.6	32.4	8.1	—	86.7
Long-term redemptions	(21.6)	(9.2)	(18.6)	(4.5)	(35.3)	(6.5)	—	(95.7)
Net exchanges	(0.9)	0.3	0.3	0.2	(0.6)	0.8	(0.1)	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(1.1)	(0.3)	(8.7)	2.3	(3.5)	2.4	(1.1)	(10.0)
Reinvested distributions	1.6	1.3	2.2	1.2	3.4	0.8	—	10.5
Net flows	0.5	1.0	(6.5)	3.5	(0.1)	3.2	(1.1)	0.5
Distributions	(1.8)	(1.4)	(2.5)	(1.6)	(4.5)	(1.0)	—	(12.8)
Appreciation and other	31.7	15.7	11.2	3.4	13.6	2.4	0.1	78.1
AUM at March 31, 2012	$216.2	$83.7	$103.5	$77.3	$187.8	$51.5	$5.7	$725.7

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	30.2	10.8	11.0	5.2	45.5	7.8	—	110.5
Long-term redemptions	(33.7)	(8.4)	(19.8)	(8.8)	(22.1)	(6.4)	—	(99.2)
Net exchanges	0.2	0.7	0.9	(1.9)	1.8	(0.6)	(1.1)	—
Net cash management	—	—	—	—	—	—	0.3	0.3
Net new flows	(3.3)	3.1	(7.9)	(5.5)	25.2	0.8	(0.8)	11.6
Reinvested distributions	1.8	1.1	1.9	1.0	2.1	0.6	—	8.5
Net flows	(1.5)	4.2	(6.0)	(4.5)	27.3	1.4	(0.8)	20.1
Distributions	(2.3)	(1.1)	(2.5)	(1.6)	(2.3)	(0.8)	—	(10.6)
Acquisitions	1.6	—	—	—	—	—	—	1.6
Appreciation (depreciation) and other	23.4	10.9	11.1	(4.1)	4.9	1.1	0.2	47.5
AUM at March 31, 2011	$225.4	$83.5	$113.4	$67.5	$160.6	$47.1	$6.0	$703.5
AUM increased $65.8 billion or 10% during the six months ended March 31, 2012 due to market appreciation of $78.1 billion, partially offset by net new outflows of $10.0 billion. Strong positive returns in global markets during the six months, evidenced by increases in the MSCI World Index of 20% and the S&P 500 Index of 26%, resulted in market appreciation for all investment objectives. Long-term sales totaled $86.7 billion, a 22% decrease from the prior year, primarily due to decreases in global/international fixed-income and equity products. Long-term redemptions decreased 4% to $95.7 billion, with decreases in global/international equity and tax-free fixed income products, partially offset by an increase in global/international fixed-income products as a result of ongoing investor concerns related to the European sovereign debt crisis. Redemptions also included $11.1 billion from an institutional advisory account in the hybrid objective.

AUM increased $58.6 billion, or 9%, during the six months ended March 31, 2011 due to market appreciation of $47.5 billion and net new flows of $11.6 billion. Overall positive returns in global markets during the six months, evidenced by increases in the MSCI World Index of 14% and the S&P 500 Index of 17%, resulted in market appreciation for all investment objectives with the exception of tax-free fixed income. The net new flows were driven by strong sales of global/international fixed-income products, partially offset by a high level of redemptions that reflected market volatility and investor concerns about default risk with municipal bonds. Redemptions also included $12.0 billion from an institutional advisory account in the hybrid objective and losses of a few global equity institutional accounts.
The average mix of AUM by sales region is shown below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in billions)	2012	2011		2012	2011
United States	$460.0	$458.3	0%	$450.9	$450.8	0%
International
Europe, the Middle East and Africa	113.1	106.7	6%	111.0	101.8	9%
Asia-Pacific	74.7	63.5	18%	73.9	61.9	19%
Canada	32.5	34.5	(6)%	31.7	33.7	(6)%
Latin America[1]	26.6	24.2	10%	26.4	23.3	13%
Total International	246.9	228.9	8%	243.0	220.7	10%
Total	$706.9	$687.2	3%	$693.9	$671.5	3%
 _________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Growth in our international business reflects strong new flows in Asia and Europe. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our sponsored investment products. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The long-term investment performance of our fixed-income and equity products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the three-, five- and ten-year periods ended March 31, 2012. Our hybrid and tax-free fixed-income products experienced exceptional long-term performance with at least 95% of AUM exceeding the peer group median for the five- and ten-year periods.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Quartiles
As of March 31, 2012	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	21%	37%	51%	52%	51%	48%	66%	78%
United States	35%	20%	48%	74%	77%	46%	54%	57%
Total equity	26%	32%	50%	60%	59%	47%	62%	70%
Hybrid	4%	85%	15%	96%	9%	97%	98%	97%
Fixed-Income
Tax-free	89%	69%	0%	14%	87%	70%	95%	100%
Taxable
Global/international	1%	96%	97%	92%	6%	72%	99%	64%
United States	46%	76%	57%	62%	24%	24%	51%	88%
Total fixed-income	32%	86%	64%	63%	31%	64%	90%	79%
AUM measured in the benchmark and peer group rankings represents 83% and 81% of our total AUM as of March 31, 2012. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of March 31, 2012. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and U.K. unit trusts and Australian equity funds acquired in 2011 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 17, 2012 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
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
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2012	2011		2012	2011
Investment management fees	$1,126.4	$1,102.7	2%	$2,201.5	$2,169.2	1%
Sales and distribution fees	585.9	561.1	4%	1,110.2	1,113.3	0%
Shareholder servicing fees	76.7	75.7	1%	152.1	147.8	3%
Other, net	10.3	10.1	2%	37.4	19.6	91%
Total Operating Revenues	$1,799.3	$1,749.6	3%	$3,501.2	$3,449.9	1%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and the sub-advised products that we manage as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided. Rates for products sold outside of the U.S. are generally higher than for U.S. products because they are structured to offset distribution costs.
Investment management fees increased $23.7 million and $32.3 million for the three and six months ended March 31, 2012, driven by 3% increases in average AUM for both periods, which originated from non-U.S. products. The increased fees from higher levels of AUM and one more day in the current periods were partially offset by the impacts of lower effective fee rates.
Our effective investment management fee rate (investment management fees divided by average AUM) decreased slightly to 63.7 basis points from 64.2 basis points for the three-month periods and to 63.5 basis points from 64.6 basis points for the six-month periods. The rate decreases primarily resulted from lower levels and weighting of global/international equity AUM, which generally carry the highest fee rates, partially offset by increases in the U.S. hybrid rate due to the loss of an $11.1 billion institutional advisory account that had a low fee rate. Lower performance-based fees also contributed to the rate decrease for the six-month period.
Performance-based investment management fees were $0.5 million and $1.4 million for the three months ended March 31, 2012 and 2011, and $0.6 million and $12.2 million for the six-month periods.
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
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2012	2011		2012	2011
Asset-based fees	$384.2	$374.6	3%	$753.0	$735.0	2%
Sales-based fees	199.0	181.9	9%	351.3	370.0	(5)%
Contingent sales charges	2.7	4.6	(41)%	5.9	8.3	(29)%
Sales and Distribution	$585.9	$561.1	4%	$1,110.2	$1,113.3	0%
Asset-based distribution fees increased $9.6 million and $18.0 million for the three and six months ended March 31, 2012, primarily due to 3% increases in average AUM for both periods. Distribution fees as a percentage of average AUM were 0.22% for the three and six months ended March 31, 2012 and 2011.
Sales-based fees increased $17.1 million for the three months ended March 31, 2012 primarily due to a 5% increase in total commissionable sales and a higher mix of U.S. product sales which typically generate higher sales fees than international products. Sales fees decreased $18.7 million for the six months ended March 31, 2012 primarily due to a 9% decrease in total commissionable sales, partially offset by a higher mix of U.S. product sales. Sales fees as a percentage of commissionable sales were 3.4% for the three and six months ended March 31, 2012, and 3.2% for the same periods in the prior fiscal year. Commissionable sales represented 12% of total sales for the three and six months ended March 31, 2012, and 10% for the same periods in the prior fiscal year.
Contingent sales charges are earned from investor redemptions within a certain contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
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
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trustee services, for which fees are based on the level of AUM.
Shareholder servicing fees increased $1.0 million and $4.3 million for the three and six months ended March 31, 2012. The increases were primarily due to $1.4 million and $2.3 million increases in other service fees, mainly resulting from higher tax planning and preparation fee rates and levels of trust fund AUM. European fees also increased $0.5 million and $3.7 million resulting from 4% and 6% increases in simple monthly average billable shareholder accounts and a change in fee structures that became effective on January 1, 2011. Partially offsetting the increases were $0.9 million and $1.6 million decreases in Canada resulting from 8% decreases in simple monthly average billable shareholder accounts in both periods.
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
Other, net revenue increased $0.2 million and $17.8 million for the three and six months ended March 31, 2012. The increases were driven by $7.4 million and $24.4 million increases in investment income from our consolidated sponsored investment products, including $1.4 million and $11.7 million related to limited partnerships and similar structures that were consolidated as of September 30, 2011. The increases were partially offset by a $4.4 million provision for loan losses related to loans classified as held for sale in the second quarter of fiscal year 2012.
Operating Expenses
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2012	2011		2012	2011
Sales, distribution and marketing	$715.5	$677.0	6%	$1,346.1	$1,324.1	2%
Compensation and benefits	323.0	315.8	2%	623.4	608.2	2%
Information systems and technology	43.3	41.4	5%	84.7	81.8	4%
Occupancy	31.9	32.7	(2)%	63.7	63.6	0%
General, administrative and other	68.5	53.2	29%	133.8	83.5	60%
Total Operating Expenses	$1,182.2	$1,120.1	6%	$2,251.7	$2,161.2	4%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our sponsored investment products, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on sales, AUM or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares.
Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2012	2011		2012	2011
Asset-based expenses	$501.0	$471.3	6%	$958.5	$904.8	6%
Sales-based expenses	181.4	165.3	10%	321.1	336.7	(5)%
Amortization of deferred sales commissions	33.1	40.4	(18)%	66.5	82.6	(19)%
Sales, Distribution and Marketing	$715.5	$677.0	6%	$1,346.1	$1,324.1	2%
Asset-based expenses increased $29.7 million and $53.7 million for the three and six months ended March 31, 2012 primarily due to $21.8 million and $39.7 million increases in distribution expenses on non-U.S. products resulting from 8% and 10% increases in average international AUM. Distribution expenses on U.S. products increased $6.9 million and $10.9 million mainly resulting from a higher mix of Class C assets, which have higher expense rates than other U.S. product classes. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees. Asset-based expenses as a percentage of average AUM were 0.28% for the three and six months ended March 31, 2012 and 0.27% for the same periods in the prior fiscal year.
Sales-based expenses increased $16.1 million for the three months ended March 31, 2012 primarily due to a 5% increase in total commissionable sales and a higher mix of U.S. product sales which typically generate higher commissions than non-U.S. products. Sales-based expenses decreased $15.6 million for the six months ended March 31, 2012 primarily due to a 9% decrease in total commissionable sales, partially offset by a higher mix of U.S. product sales. Sales-based expenses as a percentage of sales-based fees were 91% for the three and six months ended March 31, 2012 and 2011.
Amortization of deferred sales commissions decreased $7.3 million and $16.1 million for the three and six months ended March 31, 2012 primarily due to $4.9 million and $10.6 million decreases related to lower sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders and $1.6 million and $4.7 million decreases related to U.S. Class B shares, which were fully amortized in the prior year.

Compensation and Benefits
Compensation and benefit expenses increased $7.2 million and $15.2 million for the three and six months ended March 31, 2012 primarily due to increases in salaries, wages and benefits and variable compensation, partially offset by decreases in commissions. Salaries, wages and benefits increased $6.4 million and $18.9 million primarily due to $7.4 million and $17.8 million increases in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2011. Variable compensation increased $5.7 million for the three-month period primarily due to higher bonus expense based on our performance and a $1.8 million increase in private equity performance fees. Variable compensation increased $1.5 million for the six-month period as higher bonus expense was partially offset by a $1.2 million decrease related to private equity performance fees. Commissions decreased $2.2 million and $5.3 million, reflecting lower levels of sponsored investment product sales. Compensation and benefit expenses as a percentage of operating revenues were 18.0% and 17.8% for the three and six months ended March 31, 2012, and 18.1% and 17.6% for the three and six months ended March 31, 2011. At March 31, 2012, our global workforce had increased to approximately 8,500 employees from approximately 8,100 employees at March 31, 2011.
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
Information Systems and Technology
Information systems and technology costs increased $1.9 million and $2.9 million for the three and six months ended March 31, 2012 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011
Net carrying value at beginning of period	$78.2	$59.5	$67.9	$63.9
Additions, net of disposals	13.2	7.8	30.9	12.8
Amortization	(7.4)	(9.1)	(14.8)	(18.5)
Net Carrying Value at End of Period	$84.0	$58.2	$84.0	$58.2
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs decreased $0.8 million for the three months ended March 31, 2012 primarily due to a decrease in rent expense resulting from a move to a purchased office building from a leased facility in June 2011. Occupancy costs were consistent for the six-month periods.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $15.3 million and $50.3 million for the three and six months ended March 31, 2012 primarily due to $12.0 million and $38.5 million of net insurance recoveries during the fiscal year 2011 periods for losses incurred in previous years, and $3.2 million and $7.4 million in current year expenses of limited partnerships and similar structures that were consolidated as of September 30, 2011.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

Other Income (Expenses)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2012	2011	2012	2011
Investment and other income, net	$82.4	$57.4	$153.6	$103.7
Interest expense	(9.6)	(8.3)	(18.2)	(16.2)
Other Income (Expenses), Net	$72.8	$49.1	$135.4	$87.5
Other income (expenses) includes net investment and other income and interest expense from our investment management and related services business. Net investment and other income consists primarily of dividend and interest income, gains (losses) from trading investments and non-current investments of consolidated sponsored investment products, gains (losses) of assets and liabilities of consolidated variable interest entities ("VIEs"), realized gains (losses) on sales of available-for-sale investment securities, income from equity method investees, other-than-temporary impairments and foreign currency exchange gains.
Other income (expenses) increased $23.7 million and $47.9 million for the three and six months ended March 31, 2012 primarily due to market valuation gains, partially offset by lower realized gains and other investment losses. Higher market valuations resulted in $42.2 million and $46.3 million increases in net gains on trading investment securities, which primarily relate to investments of sponsored investment products, and $19.6 million and $18.2 million increases in income from equity method investees. The increases were partially offset by $19.0 million and $32.6 million decreases in net realized gains on sale of available-for-sale investment securities, and $17.3 million and $27.4 million of net losses on non-current investments of limited partnerships and similar structures that were consolidated as of September 30, 2011. The six-month period also benefited from $18.3 million of net gains from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”), as compared to net losses of $14.9 million in the prior-year period. In addition, lower valuations during the six-month period of the prior year resulted in $13.6 million in other-than-temporary impairments on certain available-for-sale and equity investments.
Substantially all of the net gains (losses) of consolidated CLOs and limited partnerships and similar structures and a significant noncontrolling percentage of the net gains (losses) from other consolidated sponsored investment products are offset in noncontrolling interests in our condensed consolidated statements of income.
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
Our effective income tax rate was 29.30% and 29.13% for the three and six months ended March 31, 2012, as compared to 26.97% and 28.38% for the same periods in the prior fiscal year. The rate increases were primarily due to increases in forecasted earnings in higher tax jurisdictions and unrealized gains on foreign investments subject to U.S. tax, partially offset by decreases in state tax due to new legislation.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key financial data relating to our cash flows and uses of capital.

	Six Months Ended March 31,
(in millions)	2012	2011
Cash Flow Data
Operating cash flows	$478.3	$488.3
Investing cash flows	441.6	553.7
Financing cash flows	(1,046.7)	(513.8)
Net cash provided by operating activities decreased during the six months ended March 31, 2012 due to slight decreases in non-cash income and net income. Net cash provided by investing activities decreased mainly due to lower liquidations of investments, net of purchases by consolidated VIEs. Net cash used in financing activities increased primarily due to higher dividends paid on common stock.
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
The following table summarizes certain key balance sheet data relating to our liquidity and debt.

(in millions)	March 31, 2012	September 30, 2011
Assets
Cash and cash equivalents	$4,976.9	$5,033.1
Receivables	807.8	746.8
Investments	2,261.5	2,206.6
Total liquid assets	$8,046.2	$7,986.5
Liabilities
Debt
Commercial paper	$25.0	$30.0
Federal Home Loan Bank advances	69.0	69.0
Long-term debt	899.3	899.2
Total debt	$993.3	$998.2
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
Cash and cash equivalents at March 31, 2012 decreased primarily due to net cash used in financing activities, partially offset by net cash provided by operating and investing activities. At March 31, 2012, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 38% and 62%, as compared to approximately 45% and 55% at September 30, 2011.
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

subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. As of March 31, 2012, our U.S. and non-U.S. subsidiaries held approximately $2,160.7 million and $1,924.1 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our sponsored investment products, as compared to approximately $2,140.4 million and $1,933.5 million held at September 30, 2011.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, and the ability to issue debt or equity securities.
At March 31, 2012, our outstanding commercial paper had a total face value of $25.0 million and a weighted-average annualized interest rate of 0.16%.
The banking/finance segment secures advances from the Federal Home Loan Bank (the “FHLB”) to fund its private banking and consumer lending services. At March 31, 2012, we had $69.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.30% at March 31, 2012 and are subject to collateralization requirements.
In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. As of March 31, 2012, we were in compliance with the covenants of the notes.
At March 31, 2012, we had $475.0 million of short-term commercial paper available for issuance under an uncommitted private placement program and $15.0 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $136.7 million available through the secured Federal Reserve Bank short-term discount window and $19.9 million available in secured FHLB short-term borrowing capacity.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, invest in our sponsored investment products, pay operating expenses of the business, pay stockholder dividends and repay and service debt.
On March 14, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share which was paid on April 13, 2012 to stockholders of record on March 30, 2012. On December 8, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share and a special cash dividend of $2.00 per share, both of which were paid on December 30, 2011 to stockholders of record on December 19, 2011.
During the six months ended March 31, 2012, we invested $32.5 million, net of redemptions, in our sponsored investment products.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2012, we repurchased approximately 1.0 million and 4.0 million shares of our common stock at a cost of $125.9 million and $416.8 million. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2012, approximately 10.7 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2011. At March 31, 2012, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2011.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2012 and September 30, 2011, we held cash of approximately $201.2 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
As of March 31, 2012, Level 3 assets represented 17.2% of total assets measured at fair value, substantially all of which related to investments of consolidated sponsored investment products in equity and secured and unsecured debt securities of entities in emerging markets which are not traded in active markets. Level 3 liabilities, comprised of long-term debt of consolidated VIEs, represented 7.4% of total liabilities measured at fair value at March 31, 2012. There were immaterial transfers into and no transfers out of Level 3 during the six months ended March 31, 2012.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2011, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. As of March 31, 2012, the undiscounted future cash flow projections for $36.0 million, or 74% of our definite-lived intangible assets exceeded their carrying values by more than 35%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 0% to 8%. As of March 31, 2012, a decline in their related AUM of 26% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for the six months ended March 31, 2012.
Revenues
Investment management and distribution fees are generally determined based on a percentage of AUM. The AUM of our sponsored investment products is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2012, our total AUM by fair value hierarchy level was 49.3% Level 1, 49.5% Level 2 and 1.2% Level 3.

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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war, terrorism or financial crises, changes in the equity marketplace, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of AUM and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on them. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
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
The Reform Act enacted in 2010, as well as other legislative and regulatory changes, imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private equity or hedge funds or to engage in certain types of proprietary trading. While the Volcker Rule becomes effective July 21, 2012, final rules for its implementation have not yet been finalized. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. New rules adopted by the Commodity Futures Trading Commission (“CFTC”) pursuant to the Reform Act will impose additional registration and reporting requirements for certain mutual funds that use or trade in futures, swaps and other derivatives, which may require us to change certain of our mutual fund business practices or register additional entities with the CFTC. Further, FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, requires non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of applicable regulations by the IRS, with implementation beginning in 2013. We expect that FATCA will cause us to incur significant administrative and compliance costs. Changes to the regulation of money market funds currently under discussion would, if adopted, significantly change the structure and operations of those funds.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. Because of our non-U.S. operations and/or trading in our securities that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into more non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
We are also a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations and prohibitions of the Bank Holding Company Act of 1956 (the “BHC Act”) and the Gramm-Leach-Bliley Act. In addition, significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our banking subsidiary, Fiduciary Trust Company International (“Fiduciary Trust”), is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and the New York State Department of Financial Services, while other subsidiaries are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”) and various state regulators.
The laws and regulations imposed by our banking regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.
On March 5, 2012, Fiduciary Trust submitted an application to the OCC to convert from a New York state-chartered bank to an uninsured national banking association with fiduciary powers, the activities of which would be limited to those authorized by the OCC for a trust bank and activities related thereto. Franklin Templeton Bank & Trust, F.S.B. would be merged into this entity. If this application is approved and certain related transactions are consummated, our status as a bank holding company would end. There is no assurance that the proposed conversion and related activities will be approved or completed. Even if the transactions are completed, we could still be subject to enhanced prudential standards if the Financial Stability Oversight Council were to designate us as a systemically important non-bank financial company under the Reform Act.
Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our AUM, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Reform Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Reform Act still require the adoption of rules to implement the Reform Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Reform Act and the numerous regulations that are required to be issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our clients.
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
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations, including those required to be adopted under the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.

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
Our ability to successfully integrate widely varied business lines can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate the varied accounting, financial, information, and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.
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

Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations, and governmental or regulatory investigations and/or examinations that have been inactive could become active. In addition, we may be named in litigation. We may be obligated, and under our certificate of incorporation and by-laws and our standard form of indemnification agreement with certain directors in some instances, we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and negatively impact our profitability and/or our financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
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
We are exposed to changes in interest rates, primarily through our investments in debt securities, outstanding debt and loans. We minimize the impact of changes in interest rates related to our investments in debt securities by managing the maturities of these securities, and through diversification. We minimize the impact of changes in interest rates related to our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. In addition, our banking/finance segment monitors the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. From time to time, we may enter into interest rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio.
As of March 31, 2012, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of debt securities, total debt outstanding, and interest-earning assets, net of interest-bearing liabilities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling, and Canadian Dollar. These assets accounted for approximately 11% of the total cash and cash equivalents and investments at March 31, 2012. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 6% of the total cash and cash equivalents and investments at March 31, 2012. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
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

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at March 31, 2012.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$1,185,291	$1,303,820	$1,066,762
Investment securities, available-for-sale	724,061	796,467	651,655
Investments of consolidated VIEs, at fair value	490	539	441
Total current assets	1,909,842	2,100,826	1,718,858
Banking/Finance Assets
Investment securities, available-for-sale	279,787	307,766	251,808
Non-Current Assets
Investments of consolidated sponsored investment products	635,894	699,483	572,305
Investments of consolidated VIEs, at fair value	852,416	937,658	767,174
Total non-current assets	1,488,310	1,637,141	1,339,479
Total Assets	$3,677,939	$4,045,733	$3,310,145
Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$171	$188	$154
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	837,257	920,983	753,531
Total Liabilities	$837,428	$921,171	$753,685
Our cash, cash equivalents and investments portfolio by investment objective at March 31, 2012 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$5,079,141	55%	$—	0%
Investment Securities
Equity
Global/international	484,626	5%	102,828	9%
United States	31,529	0%	392	0%
Total equity	516,155	5%	103,220	9%
Hybrid	168,135	2%	64,864	5%
Fixed-Income
Tax-free	32,977	0%	—	0%
Taxable
Global/international	1,035,073	11%	352,400	30%
United States	1,925,599	21%	664,807	56%
Total fixed-income	2,993,649	32%	1,017,207	86%
Total Investment Securities	3,677,939	39%	1,185,291	100%
Other Investments	561,373	6%	—	0%
Total Cash and Cash Equivalents and Investments	$9,318,453	100%	$1,185,291	100%
Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $432.6 million at March 31, 2012, are generally assigned a classification in the table above based on the investment objective of the consolidated sponsored investment products holding the trading securities. In addition, $394.3 million of non-current investments held by consolidated sponsored investment products were included in global/international fixed-income, $216.5 million were included in global/international equity, and $25.1 million were included in hybrid.

Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.
Investments categorized as other investments in the table above include $465.8 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC includes a detailed discussion of the Risk Factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q, as updated since the filing of our Form 10-K to reflect certain material changes as set forth below in bold. Other than as set forth below in bold, there are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2011:
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war, terrorism or financial crises, changes in the equity marketplace, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of AUM and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on them. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. The Reform Act enacted in 2010, as well as other legislative and regulatory changes, imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private equity or hedge funds or to engage in certain types of proprietary trading. While the Volcker Rule becomes effective July 21, 2012, final rules for its implementation have not yet been finalized. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. New rules adopted by the Commodity Futures Trading Commission (“CFTC”) pursuant to the Reform Act will impose additional registration and reporting requirements for certain mutual funds that use or trade in futures, swaps and other derivatives, which may require us to change certain of our mutual fund business practices or register additional entities with the CFTC. Further, FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, requires non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of applicable regulations by the IRS, with implementation beginning in 2013. We expect that FATCA will cause us to incur significant administrative and compliance costs. Changes to the regulation of money market funds currently under discussion would, if adopted, significantly change the structure and operations of those funds.
On March 5, 2012, Fiduciary Trust submitted an application to the OCC to convert from a New York state-chartered bank to an uninsured national banking association with fiduciary powers, the activities of which would be limited to those authorized by the OCC for a trust bank and activities related thereto. Franklin Templeton Bank & Trust, F.S.B. would be merged into this entity. If this application is approved and certain related transactions are consummated, our status as a bank holding company would end. There is no assurance that the proposed conversion and related activities will be approved or completed. Even if the transactions are completed, we could still be subject to enhanced prudential standards if the Financial Stability Oversight Council were to designate us as a systemically important non-bank financial company under the Reform Act.
Our ability to successfully integrate widely varied business lines can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate the varied accounting, financial, information, and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended March 31, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	8,030	$99.69	8,030	11,747,669
February 2012	392,501	$116.65	392,501	11,355,168
March 2012	655,500	$121.04	655,500	10,699,668
Total	1,056,031		1,056,031
Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2012, approximately 10.7 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 3(ii)
Registrant’s Amended and Restated Bylaws (as adopted and effective March 14, 2012), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 14, 2012 (File No. 001-09318).

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	May 2, 2012	By:	/S/ KENNETH A. LEWIS
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

Exhibit 3(ii)
Registrant’s Amended and Restated Bylaws (as adopted and effective March 14, 2012), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 14, 2012 (File No. 001-09318).

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).