Form 10-Q
period 2012-06-30
FRANKLIN RESOURCES INC
filed 2012-07-30
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Outstanding: 212,602,957 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 23, 2012.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues
Investment management fees	$1,114,404	$1,168,920	$3,315,861	$3,338,159
Sales and distribution fees	569,138	594,187	1,679,387	1,707,517
Shareholder servicing fees	77,221	77,520	229,365	225,325
Other, net	22,821	12,406	60,196	31,908
Total operating revenues	1,783,584	1,853,033	5,284,809	5,302,909
Operating Expenses
Sales, distribution and marketing	692,038	719,311	2,038,099	2,043,399
Compensation and benefits	314,563	313,592	938,006	921,796
Information systems and technology	44,079	41,266	128,805	123,110
Occupancy	31,444	32,112	95,180	95,683
General, administrative and other	58,538	64,055	192,260	147,508
Total operating expenses	1,140,662	1,170,336	3,392,350	3,331,496
Operating Income	642,922	682,697	1,892,459	1,971,413
Other Income (Expenses)
Investment and other income (losses), net	(17,975)	14,503	135,612	118,282
Interest expense	(10,089)	(10,056)	(28,287)	(26,315)
Other income (expenses), net	(28,064)	4,447	107,325	91,967
Income before taxes	614,858	687,144	1,999,784	2,063,380
Taxes on income	184,906	208,944	588,322	599,498
Net income	429,952	478,200	1,411,462	1,463,882
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(24,209)	(24,575)	(30,027)	(44,029)
Redeemable noncontrolling interests	(1,106)	(572)	2,218	307
Net Income Attributable to Franklin Resources, Inc.	$455,267	$503,347	$1,439,271	$1,507,604
Earnings per Share
Basic	$2.12	$2.27	$6.66	$6.76
Diluted	2.12	2.26	6.65	6.73
Dividends per Share	$0.27	$0.25	$2.81	$0.75
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	June 30, 2012	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$4,676,520	$4,699,994
Cash and cash equivalents of consolidated variable interest entities	42,363	88,238
Receivables	793,914	772,475
Investment securities, trading	1,019,226	889,686
Investment securities, available-for-sale	602,917	990,976
Investments of consolidated variable interest entities, at fair value	—	10,994
Investments in equity method investees and other	69,049	21,861
Deferred taxes	96,639	107,898
Prepaid expenses and other	41,024	34,646
Total current assets	7,341,652	7,616,768
Banking/Finance Assets
Cash and cash equivalents	666,169	410,381
Investment securities, available-for-sale	257,873	345,486
Loans held for sale	81,876	21,525
Loans receivable, net	266,073	401,860
Loans receivable of consolidated variable interest entities, net	55,347	149,386
Other	20,152	29,485
Total banking/finance assets	1,347,490	1,358,123
Non-Current Assets
Investments of consolidated sponsored investment products	822,530	584,608
Investments of consolidated variable interest entities, at fair value	826,187	811,618
Investments in equity method investees and other	477,181	535,509
Property and equipment, net	585,173	589,748
Goodwill	1,528,295	1,536,212
Other intangible assets, net	599,193	611,979
Other	106,612	131,278
Total non-current assets	4,945,171	4,800,952
Total Assets	$13,634,313	$13,775,843
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in thousands, except per share data)	June 30, 2012	September 30, 2011
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$378,950	$400,885
Commercial paper	—	29,997
Current maturities of long-term debt	320,550	29,656
Current maturities of long-term debt of consolidated variable interest entities, at fair value	290	24,858
Accounts payable, accrued expenses and other	278,109	328,303
Commissions	368,123	369,539
Income taxes	39,954	128,826
Total current liabilities	1,385,976	1,312,064
Banking/Finance Liabilities
Deposits	925,571	890,189
Long-term debt of consolidated variable interest entities	61,738	164,176
Federal Home Loan Bank advances	69,000	69,000
Other	760	970
Total banking/finance liabilities	1,057,069	1,124,335
Non-Current Liabilities
Long-term debt	666,997	1,004,381
Long-term debt of consolidated variable interest entities, at fair value	827,834	846,369
Deferred taxes	263,246	274,435
Other	96,572	91,789
Total non-current liabilities	1,854,649	2,216,974
Total liabilities	4,297,694	4,653,373
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	29,712	18,611
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 212,592,351 and 217,693,435 shares issued and outstanding, at June 30, 2012 and September 30, 2011	21,259	21,769
Retained earnings	8,704,623	8,443,531
Appropriated retained earnings of consolidated variable interest entities	31,993	18,969
Accumulated other comprehensive income (loss)	(8,546)	40,462
Total Franklin Resources, Inc. stockholders’ equity	8,749,329	8,524,731
Nonredeemable noncontrolling interests	557,578	579,128
Total stockholders’ equity	9,306,907	9,103,859
Total Liabilities and Stockholders’ Equity	$13,634,313	$13,775,843
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended June 30,
(in thousands)	2012	2011
Net Income	$1,411,462	$1,463,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,480	181,765
Stock-based compensation	77,419	67,267
Excess tax benefit from stock-based compensation	(18,675)	(13,911)
Net gains on sale of assets	(34,667)	(64,839)
Net losses on non-current investments of consolidated sponsored investment products	26,424	—
Net (gains) losses of consolidated variable interest entities	(15,666)	43,226
Equity in net income of affiliated companies	(50,275)	(59,243)
Other-than-temporary impairment of investments	8,302	13,606
Provision for loan losses	5,486	4,181
Deferred income taxes	8,082	(3,471)
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(160,624)	(222,922)
Increase in trading securities, net	(439,307)	(539,297)
Increase (decrease) in income taxes payable	(61,735)	18,999
Increase (decrease) in commissions payable	(1,416)	88,476
Decrease in other liabilities	(10,471)	(8,466)
Increase (decrease) in accrued compensation and benefits	(20,987)	39,346
Net cash provided by operating activities	885,832	1,008,599
Purchase of investments	(340,301)	(278,833)
Purchase of investments by consolidated variable interest entities	(337,058)	(817,282)
Liquidation of investments	694,185	521,193
Liquidation of investments by consolidated variable interest entities	404,832	991,256
Purchase of banking/finance investments	—	(41,794)
Liquidation of banking/finance investments	86,179	88,092
Decrease (increase) in loans receivable, net	14,358	(56,252)
Decrease in loans receivable held by consolidated variable interest entities, net	54,475	123,223
Decrease in loans held for sale	24,858	—
Proceeds from sale of loans held for sale	70,026	—
Additions of property and equipment, net	(61,853)	(84,716)
Acquisition of subsidiaries, net of cash acquired	—	(58,067)
Cash and cash equivalents recognized due to adoption of new consolidation guidance	—	45,841
Net cash provided by investing activities	609,701	432,661
Increase in deposits	35,382	33,551
Issuance of common stock	31,388	35,964
Dividends paid on common stock	(605,539)	(161,193)
Repurchase of common stock	(698,821)	(617,103)
Excess tax benefit from stock-based compensation	18,675	13,911
Decrease in commercial paper, net	(30,017)	(39)
Proceeds from issuance of debt	42,873	—
Payments on debt	(88,532)	—
Payments on debt by consolidated variable interest entities	(193,974)	(259,592)
Noncontrolling interests	197,858	84,742
Net cash used in financing activities	$(1,290,707)	$(869,759)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2012	2011
Effect of exchange rate changes on cash and cash equivalents	$(18,387)	$24,772
Increase in cash and cash equivalents	186,439	596,273
Cash and cash equivalents, beginning of period	5,198,613	4,123,716
Cash and Cash Equivalents, End of Period	$5,385,052	$4,719,989

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period
Current assets	$4,699,994	$3,985,312
Current assets of consolidated variable interest entities	88,238	—
Banking/finance assets	410,381	138,404
Total	$5,198,613	$4,123,716
Cash and cash equivalents, end of period
Current assets	$4,676,520	$4,481,196
Current assets of consolidated variable interest entities	42,363	77,892
Banking/finance assets	666,169	160,901
Total	$5,385,052	$4,719,989

Supplemental Disclosure of Non-Cash Information
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(167,473)	$(1,674)
Increase in assets, net of liabilities, related to consolidation of variable interest entities	—	60,760
Increase in receivables of consolidated variable interest entities related to investment trades pending settlement	9,166	57,111
Decrease (increase) in other liabilities of consolidated variable interest entities related to investment trades pending settlement	2,379	(78,328)
Transfers of loans receivable, net to loans held for sale	117,456	—
Transfers of loans receivable of consolidated variable interest entities, net to loans held for sale	37,423	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$636,954	$586,033
Cash paid for interest	41,763	37,445
Cash paid for interest by consolidated variable interest entities	35,485	35,604
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2011 (“fiscal year 2011”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2012.
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
The following table presents the effects of the changes in the presentation of operating revenues to the Company’s previously-reported condensed consolidated statement of income:

(in thousands)	Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating Revenues
Investment management fees	$1,142,846	$26,074	$1,168,920	$3,260,440	$77,719	$3,338,159
Sales and distribution fees	620,261	(26,074)	594,187	1,785,236	(77,719)	1,707,517
Shareholder servicing fees	77,520	—	77,520	225,325	—	225,325
Other, net	12,406	—	12,406	31,908	—	31,908
Total operating revenues	$1,853,033	$—	$1,853,033	$5,302,909	$—	$5,302,909
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

Note 3 – Stockholders' Equity, Redeemable Noncontrolling Interests and Comprehensive Income
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2012
Balance at October 1, 2011	$8,524,731	$579,128	$9,103,859	$18,611
Net income (loss)	1,439,271	(30,027)	1,409,244	2,218
Net income reclassified to appropriated retained earnings	13,025	(13,025)	—
Other comprehensive income
Net unrealized losses on investments, net of tax	(2,638)		(2,638)
Currency translation adjustments	(46,192)		(46,192)
Net unrealized losses on defined benefit plans, net of tax	(178)		(178)
Cash dividends on common stock	(609,238)		(609,238)
Repurchase of common stock	(698,821)		(698,821)
Noncontrolling interests
Net subscriptions		138,880	138,880	58,978
Net deconsolidation of certain sponsored investment products		(117,378)	(117,378)	(50,095)
Other [1]	129,369		129,369
Balance at June 30, 2012	$8,749,329	$557,578	$9,306,907	$29,712
________________

[1]	Primarily relates to stock-based compensation plans.

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2011
Balance at October 1, 2010	$7,726,994	$3,452	$7,730,446	$19,533
Adjustment for adoption of new consolidation guidance	106,601		106,601
Net income (loss)	1,507,604	(44,029)	1,463,575	307
Net loss reclassified to appropriated retained earnings	(46,294)	46,294	—
Other comprehensive income
Net unrealized losses on investments, net of tax	(5,354)		(5,354)
Currency translation adjustments	63,096		63,096
Net unrealized gains on defined benefit plans, net of tax	232		232
Cash dividends on common stock	(166,856)		(166,856)
Repurchase of common stock	(617,103)		(617,103)
Noncontrolling interests
Net subscriptions		70,471	70,471	16,995
Purchase of noncontrolling equity interest	(3,473)	749	(2,724)
Net deconsolidation of certain sponsored investment products		—	—	(1,674)
Other [1]	121,052		121,052
Balance at June 30, 2011	$8,686,499	$76,937	$8,763,436	$35,161
________________

[1]	Primarily relates to stock-based compensation plans.

The components of comprehensive income, including amounts attributable to noncontrolling interests, were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$429,952	$478,200	$1,411,462	$1,463,882
Net unrealized gains (losses) on investments, net of tax	(20,309)	7,678	(2,638)	(5,354)
Currency translation adjustments	(64,581)	17,771	(46,192)	63,096
Net unrealized gains (losses) on defined benefit plans, net of tax	—	—	(178)	232
Total comprehensive income	345,062	503,649	1,362,454	1,521,856
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(24,209)	(24,575)	(30,027)	(44,029)
Redeemable noncontrolling interests	(1,106)	(572)	2,218	307
Total Comprehensive Income Attributable to Franklin Resources, Inc.	$370,377	$528,796	$1,390,263	$1,565,578
During the three and nine months ended June 30, 2012, the Company repurchased approximately 2.7 million and 6.7 million shares of its common stock at a cost of $282.0 million and $698.8 million under its stock repurchase program. In December 2011, the Company’s Board of Directors authorized the repurchase of up to 10.0 million additional shares of its common stock under the stock repurchase program. At June 30, 2012, approximately 8.1 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and nine months ended June 30, 2011, the Company repurchased 1.6 million and 5.1 million shares of its common stock at a cost of $203.6 million and $617.1 million. The stock repurchase program is not subject to an expiration date.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net Income Attributable to Franklin Resources, Inc.	$455,267	$503,347	$1,439,271	$1,507,604
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3,087	2,887	9,172	7,638
Net Income Available to Common Stockholders	$452,180	$500,460	$1,430,099	$1,499,966

Weighted-average shares outstanding – basic	213,097	220,313	214,592	221,731
Effect of dilutive common stock options and non-participating nonvested stock unit awards	544	971	622	1,077
Weighted-Average Shares Outstanding – Diluted	213,641	221,284	215,214	222,808

Earnings per Share
Basic	$2.12	$2.27	$6.66	$6.76
Diluted	2.12	2.26	6.65	6.73
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.1 million for the three and nine months ended June 30, 2012, and nil for the three and nine months ended June 30, 2011.
Note 5 – Variable Interest Entities
The Company has interests in various types of variable interest entities (“VIEs”). It is the primary beneficiary of collateralized loan obligations (“CLOs”) and an auto loan securitization trust and therefore consolidates these VIEs. Other VIEs, for which the Company is not the primary beneficiary, primarily consist of certain sponsored and other investment products (collectively “other investment products”) from which the Company earns investment management and related services fees and/or has an equity ownership interest in the VIE.

Collateralized Loan Obligations
The Company provides collateral management services to the CLOs, which are asset-backed financing entities collateralized by a pool of assets.
The changes in fair values of the underlying assets and liabilities of the CLOs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net gains from changes in fair value of assets	$9,811	$7,496	$67,222	$71,476
Net losses from changes in fair value of liabilities	(11,245)	(32,717)	(50,383)	(111,598)
Total net gains (losses)	$(1,434)	$(25,221)	$16,839	$(40,122)
The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and long-term debt of the CLOs:

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of June 30, 2012
Unpaid principal balance	$849,387	$8,306	$937,222
Excess unpaid principal over fair value	(23,200)	(6,276)	(109,098)
Fair value	$826,187	$2,030	$828,124

(in thousands)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of September 30, 2011
Unpaid principal balance	$887,838	$21,577	$1,044,863
Excess unpaid principal over fair value	(65,226)	(10,178)	(173,636)
Fair value	$822,612	$11,399	$871,227
Automobile Loan Securitization Trusts
The Company retained certain interests in and servicing responsibilities for automobile loan securitization trusts (“securitization trusts”), which originated from securitization transactions between the Company and the securitization trusts in previous years. During the quarter ended March 31, 2012, the Company exercised its repurchase rights with respect to the outstanding loans in two of the three remaining securitization trusts and engaged a third party to solicit bids for these loans and related assets.
The following table provides details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(in thousands)	June 30, 2012	September 30, 2011
Principal amount of loans
Loans receivable of consolidated VIEs	$57,922	$155,071
Loans receivable	—	83,791
Loans held for sale	89,302	8,994
Total	$147,224	$247,856
Principal amount of loans 30 days or more past due
Loans receivable of consolidated VIEs	$1,482	$3,651
Loans receivable	—	1,721
Loans held for sale	2,110	8,994
Total	$3,592	$14,366
The Company had previously provided a guarantee to cover shortfalls for one of the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeded cash on deposit. The guarantee is no longer in place due to the Company's repurchase of the outstanding loans of the related trust. The Company did not provide any additional financial or other support to the securitization trusts or the holders of the asset-backed securities during fiscal year 2011 or the nine months ended June 30, 2012.
The original amount of loans serviced for the securitization trusts that were still in existence totaled $0.5 billion and $1.2 billion at June 30, 2012 and September 30, 2011. The securitization trusts had approximately 7,900 and 19,100 loans outstanding, with weighted-average annualized interest rates of 10.53% and 10.55% at June 30, 2012 and September 30, 2011.
Other Investment Products
The carrying values of the Company’s investment management and related service fees receivable from and the equity ownership interests in the other investment product VIEs as recorded in the Company’s condensed consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in thousands)	June 30, 2012	September 30, 2011
Current Assets
Receivables	$36,692	$42,218
Investment securities, available-for-sale	116,146	139,981
Investments in equity method investees and other	27,346	154
Total Current	180,184	182,353
Non-Current Assets
Investments in equity method investees and other	36,514	36,584
Total	$216,698	$218,937
The Company’s total assets under management (“AUM”) of the other investment products was $32.7 billion at June 30, 2012 and $36.1 billion at September 30, 2011.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its investment products during fiscal year 2011 or the nine months ended June 30, 2012.

Note 6 – Investments
Investments consisted of the following:

(in thousands)	June 30, 2012	September 30, 2011
Current
Investment securities, trading	$1,019,226	$889,686
Investment securities, available-for-sale
Sponsored investment products	553,863	925,711
Securities of U.S. states and political subdivisions	32,788	41,199
Securities of the U.S. Treasury and federal agencies	601	602
Other equity securities	15,665	23,464
Total investment securities, available-for-sale	602,917	990,976
Investments of consolidated VIEs, at fair value	—	10,994
Investments in equity method investees and other	69,049	21,861
Total Current	$1,691,192	$1,913,517
Banking/Finance
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	$56	$311
Securities of the U.S. Treasury and federal agencies	1,796	1,837
Corporate debt securities[1]	70,553	121,634
Mortgage-backed securities – agency residential[2]	185,468	221,611
Other equity securities	—	93
Total investment securities, available-for-sale	257,873	345,486
Total Banking/Finance	$257,873	$345,486
Non-Current
Investments of consolidated sponsored investment products
Debt securities	$338,272	$323,208
Equity securities	484,258	261,400
Total investments of consolidated sponsored investment products	822,530	584,608
Investments of consolidated VIEs, at fair value	826,187	811,618
Investments in equity method investees and other	477,181	535,509
Total Non-Current	$2,125,898	$1,931,735
________________

[1]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

[2]	Consists of U.S. government-sponsored enterprise obligations.
At June 30, 2012 and September 30, 2011, current investment securities, trading included $173.0 million and $361.1 million of investments held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.
At June 30, 2012 and September 30, 2011, banking/finance segment investment securities with aggregate carrying amounts of $131.7 million and $156.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, and $49.9 million and $60.8 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity (see Note 9 – Debt). In addition, investment management and related services segment securities with an aggregate carrying value of $6.5 million and $6.9 million were pledged as collateral primarily for financing arrangements at June 30, 2012 and September 30, 2011.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of June 30, 2012	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$510,184	$52,925	$(9,246)	$553,863
Securities of U.S. states and political subdivisions	31,593	1,251	—	32,844
Securities of the U.S. Treasury and federal agencies	2,359	38	—	2,397
Corporate debt securities	70,000	553	—	70,553
Mortgage-backed securities – agency residential	180,984	4,484	—	185,468
Other equity securities	14,994	673	(2)	15,665
Total	$810,114	$59,924	$(9,248)	$860,790

(in thousands)		Gross Unrealized
as of September 30, 2011	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$877,632	$78,013	$(29,934)	$925,711
Securities of U.S. states and political subdivisions	39,950	1,560	—	41,510
Securities of the U.S. Treasury and federal agencies	2,423	16	—	2,439
Corporate debt securities	120,041	1,593	—	121,634
Mortgage-backed securities – agency residential	216,736	4,905	(30)	221,611
Other equity securities	23,061	703	(207)	23,557
Total	$1,279,843	$86,790	$(30,171)	$1,336,462
The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income (loss) were $(23.0) million and $21.1 million for the three and nine months ended June 30, 2012, and $15.6 million and $43.6 million for the three and nine months ended June 30, 2011.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of June 30, 2012
Sponsored investment products	$93,803	$(9,147)	$829	$(99)	$94,632	$(9,246)
Other equity securities	—	—	16	(2)	16	(2)
Total	$93,803	$(9,147)	$845	$(101)	$94,648	$(9,248)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2011
Sponsored investment products	$228,926	$(29,731)	$4,658	$(203)	$233,584	$(29,934)
Mortgage-backed securities – agency residential	18,305	(30)	—	—	18,305	(30)
Other equity securities	8	(1)	4,116	(206)	4,124	(207)
Total	$247,239	$(29,762)	$8,774	$(409)	$256,013	$(30,171)

The Company recognized $8.3 million of other-than-temporary impairment of investments for the three and nine months ended June 30, 2012, all of which related to available-for-sale equity securities. The Company did not recognize any other-than-temporary impairment of investments for the three months ended June 30, 2011. For the nine months ended June 30, 2011, the Company recognized $13.6 million of other-than-temporary impairment of investments of which $7.3 million related to available-for-sale equity securities and none related to available-for-sale debt securities.

At June 30, 2012, contractual maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
Due in one year or less	$78,198	$78,805
Due after one year through five years	16,352	17,024
Due after five years through ten years	22,743	24,547
Due after ten years	167,643	170,886
Total	$284,936	$291,262
Note 7 – Fair Value Measurements
The Company records the majority of its investments at fair value or amounts that approximate fair value. The tables below present the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Level 1	Level 2	Level 3	Total
as of June 30, 2012
Current Assets
Cash and cash equivalents of consolidated VIEs	$—	$42,363	$—	$42,363
Receivables of consolidated VIEs	—	21,119	—	21,119
Investment securities, trading	918,121	98,911	2,194	1,019,226
Investment securities, available-for-sale
Sponsored investment products	553,863	—	—	553,863
Securities of U.S. states and political subdivisions	—	32,788	—	32,788
Securities of the U.S. Treasury and federal agencies	—	601	—	601
Other equity securities	15,665	—	—	15,665
Investments of consolidated VIEs	—	—	—	—
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	56	—	56
Securities of the U.S. Treasury and federal agencies	—	1,796	—	1,796
Corporate debt securities	—	70,553	—	70,553
Mortgage-backed securities – agency residential	—	185,468	—	185,468
Non-Current Assets
Investments of consolidated sponsored investment products
Debt securities	—	—	338,272	338,272
Equity securities	9,393	—	474,865	484,258
Investments of consolidated VIEs	—	826,187	—	826,187
Life settlement contracts	—	—	11,915	11,915
Total Assets Measured at Fair Value	$1,497,042	$1,279,842	$827,246	$3,604,130
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$290	$290
Other liabilities of consolidated VIEs	—	29,566	—	29,566
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	767,200	60,634	827,834
Total Liabilities Measured at Fair Value	$—	$796,766	$60,924	$857,690

(in thousands)	Level 1	Level 2	Level 3	Total
as of September 30, 2011
Current Assets
Cash and cash equivalents of consolidated VIEs	$14,700	$73,538	$—	$88,238
Receivables of consolidated VIEs	—	11,953	—	11,953
Investment securities, trading	579,225	279,308	31,153	889,686
Investment securities, available-for-sale
Sponsored investment products	925,711	—	—	925,711
Securities of U.S. states and political subdivisions	—	41,199	—	41,199
Securities of the U.S. Treasury and federal agencies	—	602	—	602
Other equity securities	19,365	4,099	—	23,464
Investments of consolidated VIEs	—	10,994	—	10,994
Banking/Finance Assets
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	—	311	—	311
Securities of the U.S. Treasury and federal agencies	—	1,837	—	1,837
Corporate debt securities	—	121,634	—	121,634
Mortgage-backed securities – agency residential	—	221,611	—	221,611
Other equity securities	—	—	93	93
Non-Current Assets
Investments of consolidated sponsored investment products
Debt securities	—	—	323,208	323,208
Equity securities	7,084	92	254,224	261,400
Investments of consolidated VIEs	—	809,762	1,856	811,618
Life settlement contracts	—	—	10,813	10,813
Total Assets Measured at Fair Value	$1,546,085	$1,576,940	$621,347	$3,744,372
Current Liabilities
Current maturities of long-term debt of consolidated VIEs	$—	$—	$24,858	$24,858
Other liabilities of consolidated VIEs	—	32,315	—	32,315
Non-Current Liabilities
Long-term debt of consolidated VIEs	—	787,301	59,068	846,369
Total Liabilities Measured at Fair Value	$—	$819,616	$83,926	$903,542
Transfers into Level 1 from Level 2 were $1.1 million and $26.8 million during the three and nine months ended June 30, 2012, and transfers into Level 2 from Level 1 were nil and $0.9 million during the same periods. The securities that were transferred into Level 1 had adjustments to the quoted market prices for observable price movements within country-specific market proxies due to after hour trades or decreased liquidity of the market proxies, or were based on prices of comparable or similar securities because quoted market prices were not available, during the previous reporting periods but not in the current period. The securities that were transferred into Level 2 were valued based on prices of comparable or similar securities because quoted market prices were not available in the current period. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended June 30, 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended June 30, 2012	Debt	Equity
Balance at April 1, 2012	$319,010	$310,262	$2,456	$11,589	$643,317	$(65,265)
Realized and unrealized gains (losses) included in investment and other income (losses), net	486	97	(227)	520	876	4,341
Purchases	28,929	176,002	—	206	205,137	—
Sales	(4,154)	(6,503)	(1,332)	—	(11,989)	—
Settlements	(118)	—	—	(400)	(518)	—
Transfers out of Level 3	—	—	(897)	—	(897)	—
Effect of exchange rate changes	(4,660)	(4,020)	—	—	(8,680)	—
Balance at June 30, 2012	$339,493	$475,838	$—	$11,915	$827,246	$(60,924)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2012	$2,007	$(1,507)	$—	$123	$623	$4,341

(in thousands)	Securities Held by Consolidated Sponsored Investment Products		Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the nine months ended June 30, 2012	Debt	Equity
Balance at October 1, 2011	$324,875	$283,710	$1,856	$10,906	$621,347	$(83,926)
Realized and unrealized gains (losses) included in investment and other income (losses), net	(17,259)	(17,223)	(1,213)	2,353	(33,342)	(2,307)
Purchases	60,565	277,772	—	1,050	339,387	—
Sales	(23,017)	(64,048)	(1,333)	(11)	(88,409)	—
Settlements	(446)	(124)	—	(2,383)	(2,953)	23,507
Transfers into Level 3	—	—	1,587	—	1,587	—
Transfers out of Level 3	—	—	(897)	—	(897)	—
Effect of exchange rate changes	(5,225)	(4,249)	—	—	(9,474)	1,802
Balance at June 30, 2012	$339,493	$475,838	$—	$11,915	$827,246	$(60,924)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2012	$(4,889)	$(16,540)	$—	$958	$(20,471)	$(2,307)

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the three months ended June 30, 2011
Balance at April 1, 2011	$3,609	$1,826	$9,972	$15,407	$(85,264)
Realized and unrealized gains (losses) included in investment and other income (losses), net	86	59	520	665	(19,512)
Purchases, sales and settlements, net	1,380	—	199	1,579	—
Transfers out of Level 3	(197)	—	—	(197)	—
Effect of exchange rate changes	—	—	—	—	(1,130)
Balance at June 30, 2011	$4,878	$1,885	$10,691	$17,454	$(105,906)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2011	$78	$59	$311	$448	$(19,512)

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Investments of Consolidated VIEs	Other	Total Level 3 Assets	Long-term Debt of Consolidated VIEs
for the nine months ended June 30, 2011
Balance at October 1, 2010	$3,330	$23,362	$—	$9,365	$36,057	$—
Adjustment for adoption of new consolidation guidance	—	(23,362)	1,738	—	(21,624)	(71,382)
Realized and unrealized gains (losses) included in investment and other income (losses), net	(1,030)	—	147	2,044	1,161	(43,815)
Purchases, sales and settlements, net	3,185	—	—	(718)	2,467	12,563
Transfers out of Level 3, net	(607)	—	—	—	(607)	—
Effect of exchange rate changes	—	—	—	—	—	(3,272)
Balance at June 30, 2011	$4,878	$—	$1,885	$10,691	$17,454	$(105,906)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2011	$521	$—	$147	$902	$1,570	$(43,815)
Securities held by consolidated sponsored investment products for the three and nine months ended June 30, 2011 consisted primarily of equity securities. Other Level 3 assets measured at fair value on a recurring basis primarily consisted of life settlement contracts for all periods presented. Gains (losses) on Level 3 assets and liabilities measured at fair value on a recurring basis are included in investments and other income (losses), net in our condensed consolidated statements of income.
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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets were as follows:

(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
as of June 30, 2012
Securities held by consolidated sponsored investment products

Debt securities	$339,493	Discounted cash flow	Discount rate	3.8%–25.6% (12.0%)
			Risk premium	0.0%–7.3% (2.0%)

Equity securities	203,802	Market comparable companies	EBITDA multiple	5.5–9.0 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)

		Market pricing	Price to book value ratio	1.7

		Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (28.2%)

Life settlement contracts	11,915	Discounted cash flow	Life expectancy (in months)	23-173 (83)
			Internal rate of return	1.5%–22.3% (11.7%)
At June 30, 2012, Level 3 debt securities held by consolidated sponsored investment products consisted of mezzanine loans, convertible debentures, corporate loans and notes, and equity securities consisted primarily of common and preferred shares.

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information or reported net asset value are excluded from the above table. At June 30, 2012, the exclusions consisted of $60.9 million of long-term debt of consolidated VIEs that were valued using third-party broker or dealer price quotes and $272.0 million of investments in various funds held by consolidated sponsored investment products that were estimated using net asset value as a practical expedient. Approximately 56% of these investments consist of an investment in a global fixed-income fund which is periodically redeemable, with certain restrictions. The other investments are in real estate and private equity funds which generally invest directly in real estate and equity securities. The investments in these funds are nonredeemable and are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of approximately 6.7 years. The sponsored investment products' unfunded commitments to the funds totaled approximately $88.8 million at June 30, 2012, of which the Company was contractually obligated to fund $2.6 million based on its ownership percentage in the sponsored investment products.
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
The Company’s financial instruments that were not measured at fair value were as follows:

(in thousands)	June 30, 2012			September 30, 2011
	Carrying Value	Estimated Fair Value	Fair Value Level	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,342,689	$5,342,689	1	$5,110,375	$5,110,375
Other investments[1]	59,194	64,747	2 or 3	51,259	56,908
Loans held for sale	81,876	85,730	2	21,525	23,578
Loans receivable, net	266,073	267,877	3	401,860	403,116
Loans receivable of consolidated VIEs, net	55,347	57,232	3	149,386	153,175
Financial Liabilities
Commercial paper	$—	$—	2	$29,997	$29,997
Deposits	925,571	927,352	3	890,189	892,719
FHLB advances	69,000	73,572	2	69,000	72,575
Long-term debt - senior notes	899,377	967,010	2	899,174	942,252
Long-term debt of consolidated sponsored investment products	88,170	86,161	3	134,863	117,049
Long-term debt of consolidated VIEs	61,738	62,453	2	164,176	167,877
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

Note 8 – Loans and Allowance for Loan Losses
The following table summarizes the banking/finance segment loans receivable by major category:

(in thousands)	June 30, 2012	September 30, 2011
Commercial loans	$53,566	$38,670
Real estate mortgage loans	68,982	77,271
Installment loans[1]	197,725	441,336
Other	4,170	4,863
Total loans receivable	324,443	562,140
Less: allowance for loan losses	(3,023)	(10,894)
Total	$321,420	$551,246
 __________________________
1 Includes loans receivable of consolidated VIEs.
Installment loans primarily consist of secured private banking loans to individuals and automobile receivables. The allowance for loan losses primarily relates to automobile receivables. No loan loss allowance is provided on secured private banking loans. At June 30, 2012 and September 30, 2011, loans receivable with aggregate carrying values of $52.8 million and $47.7 million were pledged as collateral for the ability to obtain FHLB advances.
Maturities of loans receivable at June 30, 2012 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$51,654	$1,912	$—	$53,566
Real estate mortgage loans	2,748	1,478	64,756	68,982
Installment loans[1]	158,608	28,444	10,673	197,725
Other	3,664	172	334	4,170
Total	$216,674	$32,006	$75,763	$324,443
__________________________
1 Includes loans receivable of consolidated VIEs.
 The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at June 30, 2012:

(in thousands)	Carrying Value
Loans at fixed interest rates	$89,071
Loans at floating or adjustable interest rates	18,698
Total	$107,769
Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$3,523	$13,421	$10,894	$5,449
Adjustment for adoption of new consolidation guidance	—	—	—	14,255
Provision for loan losses	430	578	5,486	4,181
Charge-offs	(1,866)	(3,169)	(9,786)	(17,282)
Recoveries	1,403	1,591	4,573	5,818
Transfers to loans held for sale	(467)	—	(8,144)	—
Balance, End of Period	$3,023	$12,421	$3,023	$12,421
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	0.14%	0.25%	1.25%	1.73%
Allowance for loan losses as a percentage of loans receivable	0.93%	1.98%	0.93%	1.98%

The following table summarizes the loans receivable by impairment methodology:

(in thousands)	June 30, 2012		June 30, 2011
	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$321,621	$2,822	$607,507	$20,750
Less: allowance for loan losses	(2,059)	(964)	(9,149)	(3,272)
Total	$319,562	$1,858	$598,358	$17,478
The following is a summary of non-accrual, past due and restructured loans:

(in thousands)	June 30, 2012	September 30, 2011
Non-accrual loans	$6,548	$11,928
Loans delinquent for 90 days or more	—	—
Loans modified in troubled debt restructurings	7,977	11,982
Interest income recognized for loans modified in troubled debt restructurings was not significant for the three and nine months ended June 30, 2012 and 2011.
Loans held for sale consist of retail installment loans. The net unrealized losses are recognized through a valuation allowance and included in other, net revenue. Loans held for sale were $81.9 million and $21.5 million at June 30, 2012 and September 30, 2011.
Note 9 – Debt
Outstanding debt consisted of the following:

(dollars in thousands)	June 30, 2012	Effective Interest Rate	September 30, 2011	Effective Interest Rate
Current
Commercial paper	$—	—	$29,997	0.16%
Current maturities of long-term debt	299,842	2.28%	—	—
Current maturities of long-term debt of consolidated sponsored investment products	20,708	2.38%	29,656	4.39%
Current maturities of long-term debt of consolidated VIEs, at fair value	290	N/A	24,858	8.49%
Total Current	320,840		84,511
Banking/Finance
Long-term debt of consolidated VIEs, due fiscal year 2016	61,738	7.82%	164,176	5.86%
FHLB advances	69,000	3.30%	69,000	3.30%
Total Banking/Finance	130,738		233,176
Non-Current
Senior notes
$300 million 2.000% notes due fiscal year 2013	—	—	299,710	2.28%
$250 million 3.125% notes due fiscal year 2015	249,841	3.32%	249,800	3.32%
$350 million 4.625% notes due fiscal year 2020	349,694	4.74%	349,664	4.75%
	599,535		899,174
Long-term debt of consolidated sponsored investment products, due fiscal years 2014-2018	67,462	5.38%	105,207	5.54%
Long-term debt of consolidated VIEs, at fair value, due fiscal years 2015-2019	827,834	1.08%	846,369	0.88%
Total Non-Current	1,494,831		1,850,750
Total Debt	$1,946,409		$2,168,437
The Company’s senior unsecured and unsubordinated notes have an aggregate face value of $900.0 million and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indenture governing the notes contains limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indenture also includes requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At June 30, 2012, the Company was in compliance with the covenants of the notes.
The long-term debt of consolidated sponsored investment products had both fixed and floating interest rates ranging from 1.98% to 7.03% at June 30, 2012. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated sponsored investment products and, in some cases, a pledge of a right to call capital.
The long-term debt of consolidated VIEs consists of debt of the consolidated CLOs and had floating interest rates ranging from 0.70% to 8.47% at June 30, 2012. The banking/finance long-term debt of consolidated VIEs consists of debt of the consolidated securitization trusts and had fixed interest rates ranging from 7.16% to 8.18% at June 30, 2012. See Note 5 – Variable Interest Entities.
The debt holders of the consolidated sponsored investment products and VIEs have no recourse to the Company's assets beyond the level of the Company's direct investment in these entities.
The banking/finance segment secures advances from the FHLB to fund its private banking and consumer lending services. The outstanding advances are subject to collateralization requirements.
At June 30, 2012, contractual maturities for FHLB advances, senior notes, long-term debt of consolidated sponsored investment products, and long-term debt of consolidated VIEs were as follows:

(in thousands)	FHLB Advances and Senior Notes	Long-term Debt of Consolidated Sponsored Investment Products and Consolidated VIEs	Total
for the fiscal years ending September 30,
2012	$—	$20,998	$20,998
2013	318,342	—	318,342
2014	—	4,430	4,430
2015	260,341	32,965	293,306
2016	8,000	61,738	69,738
Thereafter	381,694	857,901	1,239,595
Total	$968,377	$978,032	$1,946,409
The consolidated VIEs may prepay their debt obligations prior to contractual maturity dates as a result of collateral asset repayments.
At June 30, 2012, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.7 million available in uncommitted short-term bank lines of credit. The banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $128.9 million available through the secured Federal Reserve Bank short-term discount window and $15.7 million available in secured FHLB short-term borrowing capacity.
Note 10 – Commitments and Contingencies
Guarantees
At June 30, 2012, the banking/finance segment had issued financial standby letters of credit totaling $9.7 million on which beneficiaries would be able to draw in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were fully collateralized by marketable securities at June 30, 2012.
Legal Proceedings
As previously reported in the Company’s Form 10-K for fiscal year 2011, beginning in 2003, Franklin and certain related parties were named in civil lawsuits relating to industry-wide market timing and late trading investigations by regulators. The lawsuits were consolidated into three actions - a consolidated class action, a consolidated derivative action brought on behalf of certain Franklin Templeton Investments mutual funds, and a derivative action brought on behalf of Franklin. As described below, all such actions have since been resolved.

In December 2010, the Company reached agreement to resolve the consolidated class action, pursuant to which the Company paid $2.75 million towards distribution of settlement amounts reached in lead plaintiff's settlements with other, non-Company defendants, and towards class counsel's fees, and lead plaintiff agreed to release the class claims against the Company and related parties. On December 9, 2011, the court approved the agreement and dismissed the consolidated class action.
On December 20, 2011, following an appellate court ruling in an unrelated case involving similar claims, the plaintiffs in the consolidated fund derivative action filed a notice of voluntary dismissal of the action with prejudice, with no settlement by any Company-related defendants. The court dismissed the consolidated fund derivative action on December 23, 2011.
The Franklin derivative action was never prosecuted, and on February 2, 2012, plaintiff filed a notice of voluntary dismissal of the action with prejudice, with no settlement by any defendant. The court dismissed the Franklin derivative action on February 16, 2012.
The Company is from time to time involved in litigation relating to other claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of June 30, 2012, to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At September 30, 2011, the banking/finance segment had commitments to extend credit in an aggregate amount of $128.2 million, primarily under credit card lines and secured credit lines. The commitments decreased to $3.8 million at June 30, 2012 as the Company no longer offers credit card loans and loans secured by marketable securities.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At June 30, 2012 and September 30, 2011, the Company held cash of $156.2 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At June 30, 2012, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2011.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $130.7 million at June 30, 2012. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.
The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2011	1,085	$114.57
Granted	1,095	106.70
Vested	(202)	111.07
Forfeited/canceled	(31)	111.32
Nonvested Balance at June 30, 2012	1,947	$110.56

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

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Investment management and related services	$1,778,441	$1,846,281	$5,271,712	$5,282,392
Banking/finance	5,143	6,752	13,097	20,517
Total	$1,783,584	$1,853,033	$5,284,809	$5,302,909
Income Before Taxes
Investment management and related services	$611,543	$684,196	$1,995,537	$2,053,620
Banking/finance	3,315	2,948	4,247	9,760
Total	$614,858	$687,144	$1,999,784	$2,063,380
Operating revenues of the banking/finance segment were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest and fees on loans	$5,652	$9,430	$19,901	$30,480
Interest and dividends on investment securities	1,432	1,626	4,722	5,862
Total interest income	7,084	11,056	24,623	36,342
Interest on deposits	(646)	(991)	(2,259)	(3,225)
Interest on long-term debt	(1,915)	(3,845)	(7,444)	(12,850)
Total interest expense	(2,561)	(4,836)	(9,703)	(16,075)
Net interest income	4,523	6,220	14,920	20,267
Other income	1,050	1,110	3,663	4,431
Provision for loan losses	(430)	(578)	(5,486)	(4,181)
Total	$5,143	$6,752	$13,097	$20,517

Operating segment assets were as follows:

(in thousands)	June 30, 2012	September 30, 2011
Investment management and related services	$12,286,823	$12,417,720
Banking/finance	1,347,490	1,358,123
Total	$13,634,313	$13,775,843
The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Investment and Other Income (Losses), Net
Dividend income	$4,692	$7,860	$17,180	$25,547
Interest income	5,506	2,660	9,644	8,222
Gains (losses) on trading investment securities, net	(44,373)	7,432	15,541	21,084
Gains (losses) on non-current investments of consolidated sponsored investment products, net	984	—	(26,424)	—
Gains (losses) on assets and liabilities of consolidated VIEs, net	(1,434)	(25,221)	16,839	(40,122)
Realized gains on sale of investment securities, available-for-sale	13,485	9,860	36,151	63,759
Realized losses on sale of investment securities, available-for-sale	(175)	(71)	(1,850)	(383)
Income (loss) from investments in equity method investees, net of tax	(11,344)	15,817	50,275	59,243
Other-than-temporary impairment of investment securities, available-for-sale	(8,302)	—	(8,302)	(7,293)
Other-than-temporary impairment of investments in equity method investees and other	—	—	—	(6,313)
Foreign currency exchange gains (losses), net	16,812	(7,302)	12,171	(15,983)
Other, net	6,174	3,468	14,387	10,521
Total	(17,975)	14,503	135,612	118,282
Interest expense	(10,089)	(10,056)	(28,287)	(26,315)
Other Income (Expenses), Net	$(28,064)	$4,447	$107,325	$91,967
Substantially all of the Company’s dividend income and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in trading securities, cash equivalents and debt securities of U.S. states and political subdivisions, and included $3.2 million of non-investment related interest for the three and nine months ended June 30, 2012. Proceeds from the sale of investment securities, available-for-sale were $149.5 million and $521.4 million for the three and nine months ended June 30, 2012 and $48.7 million and $451.4 million for the three and nine months ended June 30, 2011.
Gains (losses) on trading investment securities, net included net losses of $47.5 million and $8.4 million on investments of consolidated sponsored investment products for the three and nine months ended June 30, 2012, and net gains of $5.4 million and $14.4 million for the three and nine months ended June 30, 2011. The Company recognized net gains on trading investment securities that were held at June 30, 2012 and 2011 of $1.8 million and $35.7 million during the three and nine months ended June 30, 2012, and $2.8 million and $13.7 million during the three and nine months ended June 30, 2011.
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

(dollar amounts in thousands)	June 30, 2012	September 30, 2011	Capital Adequacy Minimum
Tier 1 capital	$6,341,025	$6,141,354	N/A
Total risk-based capital	6,344,048	6,152,248	N/A
Tier 1 leverage ratio	56%	55%	5%
Tier 1 risk-based capital ratio	56%	53%	4%
Total risk-based capital ratio	56%	53%	8%

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
Overview
We are a global investment management organization and derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include registered open-end and closed-end funds, unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). The related services include fund administration, shareholder services, transfer agency, sales, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary and Darby. We offer a broad range of sponsored investment products through equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or that of other companies.
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
During the nine months ended June 30, 2012, financial markets provided overall positive returns as they attempted to recover from the volatility and negative sentiment experienced during the fourth quarter of fiscal year 2011, evidenced by increases of 15% in the MSCI World Index and 22% in the S&P 500 Index. The recovery stalled and volatility increased during the third fiscal quarter amid continued investor concerns related to the European sovereign debt crisis and the global economy, resulting in quarterly decreases in the MSCI World Index and the S&P 500 Index of 5% and 3%. The ongoing market concerns are likely to result in continued volatility.
Our total AUM at June 30, 2012 was $707.1 billion, 7% higher than at September 30, 2011 and 4% lower than at June 30, 2011. Simple monthly average AUM (“average AUM”) for the three months ended June 30, 2012 decreased 2% from the same period in the prior fiscal year, primarily due to market depreciation of $22.5 billion in the current year period. Net new flows were $4.8 billion for the three-month period, as long-term sales decreased 28% to $41.6 billion and redemptions increased 3% to $36.8 billion. Average AUM for the nine months ended June 30, 2012 increased 1% from the same period in the prior fiscal year, primarily driven by current year market appreciation of $55.6 billion. Net new flows were negative for the nine-month period, as net outflows of $5.2 billion reflect a 24% decrease in long-term sales to $128.3 billion and a 2% decrease in redemptions to $132.5 billion. Ongoing investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery contributed to the lower sales in the current year and the level of long-term redemptions, most notably in our global/international fixed-income and equity products.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2012	2011		2012	2011
Operating Income	$643.0	$682.7	(6)%	$1,892.5	$1,971.4	(4)%
Net Income Attributable to Franklin Resources, Inc.	455.3	503.3	(10)%	1,439.3	1,507.6	(5)%
Earnings per Share
Basic	$2.12	$2.27	(7)%	$6.66	$6.76	(1)%
Diluted	2.12	2.26	(6)%	6.65	6.73	(1)%
Operating Margin[1]	36.0%	36.8%		35.8%	37.2%
 _________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $39.7 million and $78.9 million, and net income attributable to Franklin Resources, Inc. decreased $48.0 million and $68.3 million for the three and nine months ended June 30, 2012, as compared to the same periods in the prior fiscal year. The decreases for the three-month period were primarily due to a 5% decrease in investment management fee revenue, which was driven by a 2% decrease in average AUM and a lower effective management fee rate. The decreases for the nine-month period were primarily due to a prior-year reduction to operating expenses from net insurance recoveries for previous years’ losses of $38.5 million and a 1% decrease in investment management fee revenue.
Diluted earnings per share decreased in both periods consistent with the decreases in net income, partially offset by 3% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	June 30, 2012	June 30, 2011	Percent Change
Equity
Global/international	$198.9	$226.2	(12)%
United States	79.7	83.6	(5)%
Total equity	278.6	309.8	(10)%
Hybrid	103.2	115.1	(10)%
Fixed-Income
Tax-free	80.1	69.6	15%
Taxable
Global/international	185.9	185.4	0%
United States	53.5	48.1	11%
Total fixed-income	319.5	303.1	5%
Cash Management	5.8	6.2	(6)%
Total	$707.1	$734.2	(4)%
Simple Monthly Average for the Three-Month Period	$710.7	$726.7	(2)%
Simple Monthly Average for the Nine-Month Period	$697.5	$690.4	1%

AUM at June 30, 2012 decreased 4% from June 30, 2011, primarily due to $32.0 billion of market depreciation during the twelve-month period, which was almost entirely related to global/international equity products.
Average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, decreased 2% during the three months ended June 30, 2012 and increased 1% during the nine months of the current fiscal year, as compared to the same periods in the prior fiscal year.
The average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products for the three and nine months ended June 30, 2012, as compared to the same periods in the prior fiscal year, reflects both investor preference for globally diversified fixed-income investments and valuation decreases that occurred in global/international equity products during the last quarter of fiscal year 2011 and the current quarter.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Equity
Global/international	29%	32%	29%	32%
United States	11%	11%	11%	11%
Total equity	40%	43%	40%	43%
Hybrid	14%	16%	14%	16%
Fixed-Income
Tax-free	11%	9%	11%	10%
Taxable
Global/international	26%	24%	26%	23%
United States	8%	7%	8%	7%
Total fixed-income	45%	40%	45%	40%
Cash Management	1%	1%	1%	1%
Total	100%	100%	100%	100%

Components of the change in our AUM were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Beginning AUM	$725.7	$703.5	3%	$659.9	$644.9	2%
Long-term sales	41.6	57.4	(28)%	128.3	167.9	(24)%
Long-term redemptions	(36.8)	(35.9)	3%	(132.5)	(135.1)	(2)%
Net cash management	—	0.2	(100)%	(1.0)	0.5	NM
Net new flows	4.8	21.7	(78)%	(5.2)	33.3	NM
Reinvested distributions	4.2	3.8	11%	14.7	12.3	20%
Net flows	9.0	25.5	(65)%	9.5	45.6	(79)%
Distributions	(5.1)	(4.4)	16%	(17.9)	(15.0)	19%
Acquisitions	—	—	—	—	1.6	(100)%
Appreciation (depreciation) and other	(22.5)	9.6	NM	55.6	57.1	(3)%
Ending AUM	$707.1	$734.2	(4)%	$707.1	$734.2	(4)%
Components of the change in our AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2012	$216.2	$83.7	$103.5	$77.3	$187.8	$51.5	$5.7	$725.7
Long-term sales	9.4	4.1	4.5	3.5	15.9	4.2	—	41.6
Long-term redemptions	(9.7)	(4.5)	(4.3)	(2.2)	(13.3)	(2.8)	—	(36.8)
Net exchanges	(0.3)	(0.1)	0.1	0.1	(0.2)	0.3	0.1	—
Net new flows	(0.6)	(0.5)	0.3	1.4	2.4	1.7	0.1	4.8
Reinvested distributions	0.2	0.1	1.7	0.5	1.2	0.5	—	4.2
Net flows	(0.4)	(0.4)	2.0	1.9	3.6	2.2	0.1	9.0
Distributions	(0.2)	(0.1)	(1.9)	(0.6)	(1.7)	(0.6)	—	(5.1)
Appreciation (depreciation) and other	(16.7)	(3.5)	(0.4)	1.5	(3.8)	0.4	—	(22.5)
AUM at June 30, 2012	$198.9	$79.7	$103.2	$80.1	$185.9	$53.5	$5.8	$707.1

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2011	$225.4	$83.5	$113.4	$67.5	$160.6	$47.1	$6.0	$703.5
Long-term sales	12.1	4.6	5.6	2.0	29.7	3.4	—	57.4
Long-term redemptions	(11.9)	(4.8)	(4.1)	(2.8)	(9.5)	(2.8)	—	(35.9)
Net exchanges	(0.2)	(0.1)	0.1	(0.1)	0.3	(0.1)	0.1	—
Net cash management	—	—	—	—	—	—	0.2	0.2
Net new flows	—	(0.3)	1.6	(0.9)	20.5	0.5	0.3	21.7
Reinvested distributions	0.2	0.1	1.4	0.6	1.1	0.4	—	3.8
Net flows	0.2	(0.2)	3.0	(0.3)	21.6	0.9	0.3	25.5
Distributions	(0.2)	(0.1)	(1.6)	(0.8)	(1.2)	(0.5)	—	(4.4)
Appreciation (depreciation) and other	0.8	0.4	0.3	3.2	4.4	0.6	(0.1)	9.6
AUM at June 30, 2011	$226.2	$83.6	$115.1	$69.6	$185.4	$48.1	$6.2	$734.2
AUM decreased $18.6 billion or 3% during the quarter ended June 30, 2012, primarily due to market depreciation of $22.5 billion, partially offset by net new flows of $4.8 billion. Negative returns in global markets, evidenced by decreases in the MSCI World Index of 5% and the S&P 500 Index of 3%, resulted in market depreciation in all investment objectives with the exception of U.S. fixed-income. Long-term sales decreased 28% to $41.6 billion and long-term redemptions increased 3% to $36.8 billion as compared to the prior-year period. Ongoing investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery contributed to the lower sales and the higher long-term redemptions, most notably in our global/international fixed-income products.
AUM increased $30.7 billion or 4% during the quarter ended June 30, 2011, driven by net new flows of $21.7 billion and market appreciation of $9.6 billion. The net new flows resulted from long-term sales of $57.4 billion, primarily of global/international fixed-income and equity products, partially offset by long-term redemptions in all investment objectives resulting from volatility in the markets and investor concerns about economic growth and the sovereign debt crisis in Europe. The market appreciation was primarily driven by positive returns on global/international and tax-free fixed-income products during the quarter, consistent with a 3% increase in both the Barclays Capital Global Aggregate Index and the Barclays Capital Municipal Bond 7 Year Index.

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	30.8	12.7	14.1	10.1	48.3	12.3	—	128.3
Long-term redemptions	(31.3)	(13.7)	(22.9)	(6.7)	(48.6)	(9.3)	—	(132.5)
Net exchanges	(1.2)	0.2	0.4	0.3	(0.8)	1.1	—	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(1.7)	(0.8)	(8.4)	3.7	(1.1)	4.1	(1.0)	(5.2)
Reinvested distributions	1.8	1.4	3.9	1.7	4.6	1.3	—	14.7
Net flows	0.1	0.6	(4.5)	5.4	3.5	5.4	(1.0)	9.5
Distributions	(2.0)	(1.5)	(4.4)	(2.2)	(6.2)	(1.6)	—	(17.9)
Appreciation and other	15.0	12.2	10.8	4.9	9.8	2.8	0.1	55.6
AUM at June 30, 2012	$198.9	$79.7	$103.2	$80.1	$185.9	$53.5	$5.8	$707.1

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	42.3	15.4	16.6	7.2	75.2	11.2	—	167.9
Long-term redemptions	(45.6)	(13.2)	(23.9)	(11.6)	(31.6)	(9.2)	—	(135.1)
Net exchanges	—	0.6	1.0	(2.0)	2.1	(0.7)	(1.0)	—
Net cash management	—	—	—	—	—	—	0.5	0.5
Net new flows	(3.3)	2.8	(6.3)	(6.4)	45.7	1.3	(0.5)	33.3
Reinvested distributions	2.0	1.2	3.3	1.6	3.2	1.0	—	12.3
Net flows	(1.3)	4.0	(3.0)	(4.8)	48.9	2.3	(0.5)	45.6
Distributions	(2.5)	(1.2)	(4.1)	(2.4)	(3.5)	(1.3)	—	(15.0)
Acquisitions	1.6	—	—	—	—	—	—	1.6
Appreciation (depreciation) and other	24.2	11.3	11.4	(0.9)	9.3	1.7	0.1	57.1
AUM at June 30, 2011	$226.2	$83.6	$115.1	$69.6	$185.4	$48.1	$6.2	$734.2
AUM increased $47.2 billion or 7% during the nine months ended June 30, 2012 due to market appreciation of $55.6 billion, partially offset by net new outflows of $5.2 billion. Strong positive returns in global markets during the nine months, evidenced by increases in the MSCI World Index of 15% and the S&P 500 Index of 22%, resulted in market appreciation for all investment objectives. Long-term sales totaled $128.3 billion, a 24% decrease from the prior year, primarily due to decreases in global/international fixed-income and equity products. Long-term redemptions decreased 2% to $132.5 billion, as decreases in global/international equity and tax-free fixed income products were substantially offset by an increase in global/international fixed-income products as a result of ongoing investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery. Redemptions also included $11.1 billion from an institutional advisory account in the hybrid objective.
AUM increased $89.3 billion or 14% during the nine months ended June 30, 2011 driven by market appreciation of $57.1 billion and net new flows of $33.3 billion. Overall positive returns in global markets, evidenced by increases in the MSCI World

Index of 15% and the S&P 500 Index of 17%, resulted in market appreciation for all investment objectives with the exception of tax-free fixed-income. The net new flows were dominated by strong sales of global/international fixed-income and equity products, partially offset by a high level of long-term redemptions in all investment objectives that reflected market volatility and investor concerns about economic growth, the sovereign debt crisis in Europe and default risk associated with municipal bonds. Redemptions included $12.0 billion from an institutional advisory account in the hybrid objective and losses of a few global equity institutional accounts.
The average mix of AUM by sales region is shown below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in billions)	2012	2011		2012	2011
United States	$465.6	$479.0	(3)%	$454.7	$460.4	(1)%
International
Europe, the Middle East and Africa	112.6	117.6	(4)%	111.0	107.2	4%
Asia-Pacific	74.2	67.0	11%	73.9	63.7	16%
Canada	32.2	35.6	(10)%	31.7	34.3	(8)%
Latin America[1]	26.1	27.5	(5)%	26.2	24.8	6%
Total international	245.1	247.7	(1)%	242.8	230.0	6%
Total	$710.7	$726.7	(2)%	$697.5	$690.4	1%
 _________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Growth in our international business reflects strong new flows in Asia. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our sponsored investment products. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The long-term investment performance of our fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the three-, five- and ten-year periods ended June 30, 2012. The long-term performance of our equity products has also been solid with AUM regularly exceeding the peer group medians for the three-, five- and ten-year periods. Our hybrid and tax-free fixed-income products experienced exceptional long-term performance in comparison to our peer group with at least 95% of AUM exceeding the peer group median for the five- and ten-year periods.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
As of June 30, 2012	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	25%	38%	51%	46%	42%	52%	55%	71%
United States	19%	7%	41%	40%	65%	39%	60%	47%
Total equity	23%	27%	48%	44%	50%	47%	56%	62%
Hybrid	2%	85%	15%	97%	95%	97%	97%	98%
Fixed-Income
Tax-free	84%	64%	0%	15%	76%	70%	95%	100%
Taxable
Global/international	1%	89%	89%	92%	6%	68%	99%	64%
United States	9%	75%	42%	72%	24%	25%	60%	55%
Total fixed-income	25%	80%	56%	64%	28%	61%	91%	74%
AUM measured in the benchmark and peer group rankings represents 84% and 81% of our total AUM as of June 30, 2012. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of June 30, 2012. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds and cash management are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 18, 2012 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
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
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Investment management fees	$1,114.4	$1,169.0	(5)%	$3,315.9	$3,338.2	(1)%
Sales and distribution fees	569.2	594.2	(4)%	1,679.4	1,707.5	(2)%
Shareholder servicing fees	77.3	77.5	0%	229.4	225.3	2%
Other, net	22.7	12.3	85%	60.1	31.9	88%
Total Operating Revenues	$1,783.6	$1,853.0	(4)%	$5,284.8	$5,302.9	0%
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
Investment management fees decreased $54.6 million and $22.3 million for the three and nine months ended June 30, 2012. The decrease for the three-month period primarily resulted from a 2% decrease in average AUM, which was mainly in U.S. products with a global/international equity objective, and the impact of a lower effective fee rate. The decrease for the nine-month period was primarily due to the impact of a lower effective fee rate, partially offset by a 1% increase in average AUM, which originated from non-U.S. products, primarily in the global/international fixed-income objective.
Our effective investment management fee rate (investment management fees divided by average AUM) decreased slightly to 62.7 basis points from 64.3 basis points for the three-month periods and to 63.4 basis points from 64.5 basis points for the nine-month periods. The rate decreases primarily resulted from lower levels and weighting of global/international equity AUM, which generally carry the highest fee rates, partially offset by increases in the U.S. hybrid rate due to the loss of an $11.1 billion institutional advisory account that had a low fee rate. The rate decrease for the three-month period was also partially offset by higher performance-based fees.
Performance-based investment management fees were $9.9 million and $3.3 million for the three months ended June 30, 2012 and 2011, and $10.5 million and $15.5 million for the nine-month periods.
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
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Asset-based fees	$378.5	$401.0	(6)%	$1,131.5	$1,136.0	0%
Sales-based fees	188.1	190.0	(1)%	539.4	560.0	(4)%
Contingent sales charges	2.6	3.2	(19)%	8.5	11.5	(26)%
Sales and Distribution	$569.2	$594.2	(4)%	$1,679.4	$1,707.5	(2)%
Asset-based distribution fees decreased $22.5 million for the three months ended June 30, 2012 primarily due to a 2% decrease in average AUM and a higher mix of fixed-income AUM, which typically generate lower distribution fees than equity products. Asset-based distribution fees decreased $4.5 million for the nine-month period despite a 1% increase in average AUM primarily due to the higher mix of fixed-income AUM . Distribution fees as a percentage of average AUM were 0.21% and 0.22% for the three and nine months ended June 30, 2012, and 0.22% for the same periods in the prior fiscal year.
Sales-based fees decreased $1.9 million and $20.6 million for the three and nine months ended June 30, 2012 primarily due to 9% decreases in total commissionable sales in both periods, partially offset by higher mixes of U.S. product sales which typically generate higher sales fees than international products. Sales fees as a percentage of commissionable sales were 3.4% for the three and nine months ended June 30, 2012, and 3.1% and 3.2% for the same periods in the prior fiscal year. The increases were primarily due to the higher mix of U.S. product sales in the current-year periods. Commissionable sales represented 13% and 12% of total sales for the three and nine months ended June 30, 2012, and 11% and 10% for the same periods in the prior fiscal year.
Contingent sales charges are earned from investor redemptions within a certain contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 4.3 million accounts closed in the U.S. during calendar year 2011 were no longer billable effective July 1, 2012, as compared to approximately 2.2 million accounts closed during calendar year 2010 that were no longer billable effective July 1, 2011. Approximately 0.2 million accounts closed in Canada during calendar year 2011 were no longer billable effective May 1, 2012, as compared to approximately 0.3 million accounts closed during calendar year 2010 that were no longer billable effective May 1, 2011.
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trustee services, for which fees are based on the level of AUM.
Shareholder servicing fees decreased $0.2 million and increased $4.1 million for the three and nine months ended June 30, 2012. The changes included increases in other service fees of $0.9 million and $3.2 million, mainly resulting from higher tax planning and preparation fee rates and levels of trust AUM. Transfer agency service fees decreased $1.1 million and increased $0.9 million during the periods, reflecting decreases from unfavorable currency impacts from the stronger U.S. dollar and lower billable shareholder accounts in Canada, and increases in Europe from a change in fee structures that became effective on January 1, 2011 and higher billable shareholder accounts.

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
Other, net revenue increased $10.4 million and $28.2 million for the three and nine months ended June 30, 2012. The increases were driven by $12.6 million and $37.0 million increases in investment income from our consolidated sponsored investment products, including $7.4 million and $19.1 million related to limited partnerships and similar structures that were consolidated as of September 30, 2011. The increases were partially offset by $1.6 million and $7.4 million decreases in banking/finance revenues, primarily resulting from lower net interest income on our decreasing loan portfolio.
Operating Expenses
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2012	2011		2012	2011
Sales, distribution and marketing	$692.0	$719.3	(4)%	$2,038.1	$2,043.4	0%
Compensation and benefits	314.6	313.6	0%	938.0	921.8	2%
Information systems and technology	44.1	41.3	7%	128.8	123.1	5%
Occupancy	31.5	32.1	(2)%	95.2	95.7	(1)%
General, administrative and other	58.4	64.0	(9)%	192.2	147.5	30%
Total Operating Expenses	$1,140.6	$1,170.3	(3)%	$3,392.3	$3,331.5	2%
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
Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2012	2011		2012	2011
Asset-based expenses	$487.7	$504.8	(3)%	$1,446.2	$1,409.6	3%
Sales-based expenses	171.7	176.9	(3)%	492.8	513.6	(4)%
Amortization of deferred sales commissions	32.6	37.6	(13)%	99.1	120.2	(18)%
Sales, Distribution and Marketing	$692.0	$719.3	(4)%	$2,038.1	$2,043.4	0%
Asset-based expenses decreased $17.1 million for the three months ended June 30, 2012 primarily due to a $19.4 million decrease in distribution expenses on non-U.S. products resulting from a 5% decrease in the related average international AUM. Distribution expenses on U.S. products decreased $1.2 million mainly resulting from a 2% decrease in the related average U.S. AUM, partially offset by a higher mix of Class C assets, which have higher expense rates than other U.S. product classes. The decreases were partially offset by a $3.5 million increase in marketing support expenses primarily due to a higher mix of the expenses that are based on AUM. Asset-based expenses increased $36.6 million for the nine-month period primarily due to a $20.3 million increase in distribution expenses on non-U.S. products resulting from a 5% increase in the related average international AUM. Distribution expenses on U.S. products increased $9.6 million mainly resulting from a higher mix of Class C assets. Asset-based marketing support expenses increased $6.7 million primarily due to a higher mix based on AUM. Asset-based expenses as a percentage of average AUM were 0.27% and 0.28% for the three and nine months ended June 30, 2012, and 0.28% and 0.27% for the same periods in the prior fiscal year. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $5.2 million and $20.8 million for the three and nine months ended June 30, 2012 primarily due to 9% decreases in total commissionable sales in both periods, partially offset by higher mixes of U.S. product sales which typically generate higher commissions than non-U.S. products. Sales-based marketing support expenses contributed $1.8 million and $5.2 million to the decreases due to lower mixes of the expenses that are based on sales. Sales-based expenses as a percentage of sales-based fees were 91% for both the three and nine months ended June 30, 2012, and 93% and 92% for the same periods in the prior fiscal year.
Amortization of deferred sales commissions decreased $5.0 million and $21.1 million for the three and nine months ended June 30, 2012 primarily due to $3.5 million and $14.1 million decreases related to lower sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders and $0.8 million and $5.5 million decreases related to U.S. Class B shares, which were fully amortized in the prior year.
Compensation and Benefits
Compensation and benefit expenses increased $1.0 million and $16.2 million for the three and nine months ended June 30, 2012 primarily due to increases in salaries, wages and benefits, partially offset by decreases in commissions and variable compensation. Salaries, wages and benefits increased $7.4 million and $26.3 million primarily due to $4.4 million and $22.2 million increases in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2011. Variable compensation decreased $4.1 million and $2.6 million primarily due to lower bonus expense based on our performance, partially offset by $3.2 million and $2.0 million increases in private equity performance fees. Commissions decreased $3.7 million and $9.0 million, reflecting lower levels of sponsored investment product sales. Compensation and benefit expenses as a percentage of operating revenues were 17.6% and 17.7% for the three and nine months ended June 30, 2012, and 16.9% and 17.4% for the three and nine months ended June 30, 2011. At June 30, 2012, our global workforce had increased to approximately 8,600 employees from approximately 8,500 employees at June 30, 2011.
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
Information Systems and Technology
Information systems and technology costs increased $2.8 million and $5.7 million for the three and nine months ended June 30, 2012 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net carrying value at beginning of period	$84.0	$58.2	$67.9	$63.9
Additions, net of disposals	12.6	14.4	43.5	27.2
Amortization	(8.4)	(8.8)	(23.2)	(27.3)
Net Carrying Value at End of Period	$88.2	$63.8	$88.2	$63.8
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs decreased $0.6 million and $0.5 million for the three and nine months ended June 30, 2012 primarily due to decreases in rent expense resulting from a move to a purchased office building from a leased facility in June 2011.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.

General, administrative and other operating expenses decreased $5.6 million for the three months ended June 30, 2012 primarily due to a $2.1 million decrease in fund administration services and shareholder servicing fees payable to external parties due to lower average AUM, a $1.5 million decrease in non-executive directors' compensation related to a decrease in our stock price and a $1.3 million decrease in corporate travel expenses. General, administrative and other operating expenses increased $44.7 million for the nine months ended June 30, 2012 primarily due to $38.5 million of net insurance recoveries during fiscal year 2011 for losses incurred in previous years and $9.2 million in current year expenses of limited partnerships and similar structures that were consolidated as of September 30, 2011.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
Other Income (Expenses)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Investment and other income (losses), net	$(18.0)	$14.5	$135.6	$118.3
Interest expense	(10.1)	(10.1)	(28.3)	(26.3)
Other Income (Expenses), Net	$(28.1)	$4.4	$107.3	$92.0
Other income (expenses) includes net investment and other income (losses) and interest expense from our investment management and related services business. Net investment and other income (losses) consists primarily of dividend and interest income, gains (losses) from trading investments and non-current investments of consolidated sponsored investment products, gains (losses) of assets and liabilities of consolidated variable interest entities ("VIEs"), realized gains (losses) on sales of available-for-sale investment securities, income from equity method investees, other-than-temporary impairments and foreign currency exchange gains.
Other income (expenses) decreased $32.5 million for the three months ended June 30, 2012 primarily due to market valuation losses, partially offset by foreign exchange gains. Lower market valuations resulted in $44.4 million of net losses on trading investment securities, which primarily relate to investments of sponsored investment products, as compared to net gains of $7.4 million in the prior-year period, and $11.3 million of losses from equity method investees, as compared to income of $15.8 million in the prior-year period. These losses were partially offset by a $23.8 million decrease in net losses from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”), which were $1.4 million as compared to $25.2 million in the prior year. In addition, net foreign exchange gains of $16.8 million primarily resulting from unrealized gains due to the weakened Euro were recognized during the current year, as compared to net losses of $7.3 million in the prior-year period.
Other income (expenses) increased $15.3 million for the nine months ended June 30, 2012 primarily due to gains from consolidated CLOs and foreign exchange, largely offset by market valuation losses. Current year changes in fair value of the assets and liabilities of consolidated CLOs resulted in $16.8 million of net gains, as compared to net losses of $40.1 million in the prior-year period. Net foreign exchange gains of $12.2 million primarily resulting from unrealized gains due to the weakened Euro were recognized during the current year, as compared to net losses of $16.0 million in the prior-year period. These gains were largely offset by a $29.1 million decrease in net realized gains on sale of available-for-sale investment securities, $26.4 million of net losses on non-current investments of limited partnerships and similar structures that were consolidated as of September 30, 2011, and a $9.0 million decrease in income from equity method investees.
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
Our effective income tax rate was 30.07% and 29.42% for the three and nine months ended June 30, 2012, as compared to 30.41% and 29.05% for the same periods in the prior fiscal year. The rate decrease for the three-month period reflects a reduction in tax expense arising from the reconciliation of the provision to the U.S. tax return as filed. The rate increase for the nine-month period was primarily due to increases in forecasted earnings in higher tax jurisdictions and unrealized gains on foreign investments subject to U.S. tax, partially offset by a decrease in state tax due to new legislation.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes certain key financial data relating to our cash flows and uses of capital.

	Nine Months Ended June 30,
(in millions)	2012	2011
Cash Flow Data
Operating cash flows	$885.8	$1,008.6
Investing cash flows	609.7	432.7
Financing cash flows	(1,290.7)	(869.8)
Net cash provided by operating activities decreased during the nine months ended June 30, 2012 due to decreases in commissions payable, income taxes payable and net income, partially offset by a decrease in trading securities, net. Net cash provided by investing activities increased mainly due to higher liquidations of investments, net of purchases. Net cash used in financing activities increased primarily due to higher dividends paid on common stock.
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
The following table summarizes certain key balance sheet data relating to our liquidity and debt.

(in millions)	June 30, 2012	September 30, 2011
Assets
Cash and cash equivalents	$5,319.6	$5,033.1
Receivables	740.6	746.8
Investments	1,949.1	2,206.6
Total liquid assets	$8,009.3	$7,986.5
Liabilities
Debt
Commercial paper	$—	$30.0
Federal Home Loan Bank advances	69.0	69.0
Long-term debt	899.4	899.2
Total debt	$968.4	$998.2
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
Cash and cash equivalents at June 30, 2012 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. At June 30, 2012, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 38% and 62%, as compared to approximately 45% and 55% at September 30, 2011.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our sponsored investment products. Certain of our subsidiaries are required by our internal policies or applicable regulations to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At June 30, 2012, our U.S. and non-U.S. subsidiaries held approximately $2,338.9 million and $1,865.1 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our sponsored investment products, as compared to approximately $2,140.4 million and $1,933.5 million held at September 30, 2011.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, and the ability to issue debt or equity securities.
The banking/finance segment secures advances from the Federal Home Loan Bank (the “FHLB”) to fund its private banking and consumer lending services. At June 30, 2012, we had $69.0 million of FHLB advances outstanding. These advances had a weighted-average interest rate of 3.30% at June 30, 2012 and are subject to collateralization requirements.
In May 2010, we issued senior unsecured and unsubordinated notes with a face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015 and $350.0 million was issued at a fixed interest rate of 4.625% and matures in 2020. Interest is payable semi-annually. The indenture governing the notes contains limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. At June 30, 2012, we were in compliance with the covenants of the notes.
At June 30, 2012, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program, and $14.7 million available in uncommitted short-term bank lines of credit. Our banking/finance segment had $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $128.9 million available through the secured Federal Reserve Bank short-term discount window and $15.7 million available in secured FHLB short-term borrowing capacity.
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
On June 19, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share which was paid on July 13, 2012 to stockholders of record on June 29, 2012. On March 14, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share which was paid on April 13, 2012 to stockholders of record on March 30, 2012. On December 8, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share and a special cash dividend of $2.00 per share, both of which were paid on December 30, 2011 to stockholders of record on December 19, 2011.
During the nine months ended June 30, 2012, we invested $40.2 million, net of redemptions, in our sponsored investment products.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2012, we repurchased approximately 2.7 million and 6.7 million shares of our common stock at a cost of $282.0 million and $698.8 million. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At June 30, 2012, approximately 8.1 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2011. The banking/finance segment had commitments to extend credit in an aggregate amount of $128.2 million, primarily under credit card lines and secured credit lines, at September 30, 2011. The commitments decreased to $3.8 million at June 30, 2012 as we no longer offer credit card loans and loans secured by marketable securities. At June 30, 2012, there were no material changes outside the ordinary course in our other contractual obligations and commercial commitments from September 30, 2011.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At June 30, 2012 and September 30, 2011, we held cash of approximately $156.2 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
As of June 30, 2012, Level 3 assets represented 23% of total assets measured at fair value, substantially all of which related to investments of consolidated sponsored investment products in equity and secured and unsecured debt securities of entities in emerging markets which are not traded in active markets. Level 3 liabilities, comprised of long-term debt of consolidated VIEs, represented 7% of total liabilities measured at fair value at June 30, 2012. There were immaterial transfers into and out of Level 3 during the nine months ended June 30, 2012.
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
We test definite-lived intangible assets for impairment quarterly. As of June 30, 2012, the undiscounted future cash flow projections for $34.1 million, or 73% of our definite-lived intangible assets exceeded their carrying values by more than 30%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 0% to 8%. As of June 30,

2012, a decline in their related AUM of 23% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for the nine months ended June 30, 2012.
Revenues
Investment management and distribution fees are generally determined based on a percentage of AUM. The AUM of our sponsored investment products is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of June 30, 2012, our total AUM by fair value hierarchy level was 48% Level 1, 51% Level 2 and 1% Level 3.
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
The Reform Act enacted in 2010, as well as other legislative and regulatory changes, imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private equity or hedge funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective July 21, 2012, final rules for its implementation have not yet been issued. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. New rules adopted by the Commodity Futures Trading Commission (“CFTC”) pursuant to the Reform Act will impose additional registration and reporting requirements for certain mutual funds that use or trade in futures, swaps and other derivatives, which may require us to change certain of our mutual fund business practices or register additional entities with the CFTC. Further, FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, requires non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of applicable regulations by the IRS, with implementation beginning in 2013. We expect that FATCA will cause us to incur significant administrative and compliance costs. Changes to the regulation of money market funds currently under discussion would, if adopted, significantly change the structure and operations of those funds.
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
On March 5, 2012, Fiduciary Trust submitted an application to the OCC to convert from a New York state-chartered bank to an uninsured national banking association with fiduciary powers, the activities of which would be limited to those authorized by the OCC for a trust bank and activities related thereto. Franklin Templeton Bank & Trust, F.S.B. would be merged into this entity. If this application is approved and certain related transactions are consummated, our status as a bank holding company would end. There is no assurance that the proposed conversion and related activities will be approved or completed. Even if the transactions are completed, we could still be subject to enhanced prudential standards and FRB supervision if the Financial Stability Oversight Council were to designate us as a systemically important non-bank financial company under the Reform Act.
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
As of June 30, 2012, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of debt securities, total debt outstanding, and interest-earning assets, net of interest-bearing liabilities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling, and Canadian Dollar. These assets accounted for approximately 10% of the total cash and cash equivalents and investments at June 30, 2012. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 7% of the total cash and cash equivalents and investments at June 30, 2012. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
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

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at June 30, 2012.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Assets
Current Assets
Investment securities, trading	$1,019,226	$1,121,149	$917,303
Investment securities, available-for-sale	602,917	663,209	542,625
Total current assets	1,622,143	1,784,358	1,459,928
Banking/Finance Assets
Investment securities, available-for-sale	257,873	283,660	232,086
Non-Current Assets
Investments of consolidated sponsored investment products	822,530	904,783	740,277
Investments of consolidated VIEs, at fair value	826,187	908,806	743,568
Total non-current assets	1,648,717	1,813,589	1,483,845
Total Assets	$3,528,733	$3,881,607	$3,175,859
Liabilities
Current Liabilities
Current maturities of long-term debt of consolidated VIEs, at fair value	$290	$319	$261
Non-Current Liabilities
Long-term debt of consolidated VIEs, at fair value	827,834	910,617	745,051
Total Liabilities	$828,124	$910,936	$745,312
Our cash, cash equivalents and investments portfolio by investment objective at June 30, 2012 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$5,385,052	57%	$—	0%
Investment Securities
Equity
Global/international	453,496	5%	99,708	10%
United States	37,278	0%	9,348	1%
Total equity	490,774	5%	109,056	11%
Hybrid	179,512	2%	73,082	7%
Fixed-Income
Tax-free	32,870	0%	—	0%
Taxable
Global/international	914,602	10%	80,898	8%
United States	1,910,975	20%	756,190	74%
Total fixed-income	2,858,447	30%	837,088	82%
Total Investment Securities	3,528,733	37%	1,019,226	100%
Other Investments	546,230	6%	—	0%
Total Cash and Cash Equivalents and Investments	$9,460,015	100%	$1,019,226	100%
Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $173.0 million at June 30, 2012, are generally assigned a classification in the table above based on the investment objective of the consolidated sponsored investment products holding the trading securities. In addition, $567.9 million of non-current investments held by consolidated sponsored investment products were included in global/international fixed-income, $215.4 million were included in global/international equity, and $39.2 million were included in hybrid.

Investments of consolidated VIEs, at fair value are included in the table above in the United States taxable fixed-income investment objective.
Investments categorized as other investments in the table above include $443.4 million of investments in equity method investees and other that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. The Reform Act enacted in 2010, as well as other legislative and regulatory changes, imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private equity or hedge funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective July 21, 2012, final rules for its implementation have not yet been issued. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. New rules adopted by the Commodity Futures Trading Commission (“CFTC”) pursuant to the Reform Act will impose additional registration and reporting requirements for certain mutual funds that use or trade in futures, swaps and other derivatives, which may require us to change certain of our mutual fund business practices or register additional entities with the CFTC. Further, FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, requires non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and imposes withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of applicable regulations by the IRS, with implementation beginning in 2013. We expect that FATCA will cause us to incur significant administrative and compliance costs. Changes to the regulation of money market funds currently under discussion would, if adopted, significantly change the structure and operations of those funds.
On March 5, 2012, Fiduciary Trust submitted an application to the OCC to convert from a New York state-chartered bank to an uninsured national banking association with fiduciary powers, the activities of which would be limited to those authorized by the OCC for a trust bank and activities related thereto. Franklin Templeton Bank & Trust, F.S.B. would be merged into this entity. If this application is approved and certain related transactions are consummated, our status as a bank holding company would end. There is no assurance that the proposed conversion and related activities will be approved or completed. Even if the transactions are completed, we could still be subject to enhanced prudential standards and FRB supervision if the Financial Stability Oversight Council were to designate us as a systemically important non-bank financial company under the Reform Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended June 30, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	—	$—	—	10,699,668
May 2012	1,315,600	$110.37	1,315,600	9,384,068
June 2012	1,299,105	$105.33	1,299,105	8,084,963
Total	2,614,705		2,614,705
Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At June 30, 2012, approximately 8.1 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	July 30, 2012	By:	/S/ KENNETH A. LEWIS
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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).