Form 10-K
period 2012-09-30
FRANKLIN RESOURCES INC
filed 2012-11-15
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 30, 2012 (the last business day of registrant’s second quarter of fiscal year 2012), was approximately $15.6 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2012: 212,293,567.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2012, are incorporated by reference into Part III of this report.

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
Item 1.    Business.
OVERVIEW
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization committed to the aim of delivering strong investment performance for our clients by drawing on the experience and perspective gained throughout our 65 years in the investment management business. We believe in the value of active investment management, and plan to continue to build on our strengths while pursuing new growth opportunities. Franklin is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor's 500 Index.
We offer investment choices under our Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby® and Balanced Equity Management™ brand names. When used in this report, unless the context otherwise makes clear, our “funds” means all of the Franklin, Templeton, Mutual Series and Bissett mutual funds. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We provide investment management and related services to investors in jurisdictions worldwide through products that include U.S.- and non-U.S.-registered open-end and closed-end funds (“U.S. Funds” and “Non-U.S. Funds”), unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). As of September 30, 2012, we had $749.9 billion in assets under management (“AUM”) with approximately 23.0 million billable shareholder accounts worldwide. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. Our sponsored investment products include a broad range of equity, hybrid, fixed-income and cash management funds and accounts, including multi-asset allocation strategies and alternative investment products. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or those of other companies or on a co-branded basis.
The investment funds that we manage have various investment objectives designed to meet the needs and goals of different investors. Most of the investment funds we manage are open-end mutual funds that continuously offer their shares to investors. We also offer closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. Since the funds themselves do not have direct employees, to support their operations, the funds contract with separate entities, including our subsidiaries, to provide the investment management and related services they require. An investment advisory entity manages a fund's portfolio of securities in accordance with the fund's stated objectives. Investors may purchase shares of an open-end fund through a broker/dealer, bank or other intermediary which may provide investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Broker/dealers and other intermediaries may earn fees and commissions and receive other compensation with respect to the fund shares sold to investors.
The business and regulatory environments in which we operate remain complex, uncertain and subject to change. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) imposes additional restrictions and limitations on our business, and we expect that the Foreign Account Tax Compliance Act (“FATCA”) will cause us to incur significant administrative and compliance costs. We will continue to review and evaluate the Reform Act and FATCA and the extent of their impact on our business as the various rules and regulations required for implementation are adopted. We are also subject to numerous regulations by U.S. and non-U.S. regulators that add further complexity to our ongoing global compliance operations.
We continue to focus on the long-term investment performance of our sponsored investment products and on providing high quality customer service to our clients. The success of these and other strategies may be affected by the Risk Factors discussed below in Item 1A of Part I of this Annual Report, and other factors as discussed in this section.
COMPANY HISTORY AND ACQUISITIONS
The Company and its predecessors have been engaged in the investment management and related services business since 1947. Franklin was incorporated in Delaware in November 1969 and originated our mutual fund business with the Franklin family of funds. The Franklin Funds are known for U.S. taxable and tax-free fixed-income funds, hybrid funds and growth-oriented equity funds. We have expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.
In October 1992, we acquired substantially all of the assets and liabilities of the investment management and related services business of Templeton, Galbraith & Hansberger Ltd. This acquisition added the Templeton family of funds to our organization. The Templeton funds are known for their global investment strategies and value style of investing.
In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. (“Mutual Series”), which provided investment management services to various accounts and investment companies. Mutual Series is known for its value-oriented equity funds.
In July 2000, we expanded our business in Korea when we purchased all of the remaining outstanding shares of a Korean investment management company, Ssangyong Templeton Investment Trust Management Co., Ltd., in which we previously held a partial interest, making us one of the largest independent foreign money managers in Korea. The company has been renamed Franklin Templeton Investment Trust Management Co., Ltd.
In October 2000, we acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd. (“Bissett”). Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With the acquisition of Bissett, we added Bissett’s family of Canadian taxable fixed-income and growth-oriented equity mutual funds to our then existing Canadian based funds (some of which we previously acquired as part of the Templeton family of funds).
In April 2001, we acquired all of the outstanding shares of Fiduciary Trust Company International (“Fiduciary Trust”), a bank organized under the New York State Banking Law. Fiduciary Trust provides investment management and related services to high net-worth individuals and families and institutional clients.
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

In October 2003, we expanded our private equity investment management services in emerging markets when we acquired all of the remaining outstanding shares of Darby Overseas Investments, Ltd. and all of the remaining outstanding limited partnership interests of Darby Overseas Partners, L.P. (collectively, “Darby”), in which we previously held a partial interest. Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth individuals that invest primarily in emerging markets through private equity and mezzanine finance transactions, including regional and specialized sector funds.
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
INVESTMENT MANAGEMENT AND RELATED SERVICES
We derive our revenues from providing investment management and related services to our sponsored investment products and the sub-advised products that we manage. Our investment management fees, which represent a majority of our revenues, depend to a large extent on the amount of AUM and the types of services provided. Sales and distribution fees, also a large source of our revenues, consist of sales charges and commissions derived from sales and distribution of our sponsored investment products.
Our business is conducted through our subsidiaries, including those registered with the United States Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subsidiaries registered as equivalent investment advisers in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Malaysia, Mexico, Singapore, The Bahamas, the United Arab Emirates, the U.K. and certain other subsidiaries.
Categories of AUM
Our fees for providing investment management services are generally based upon the market value of AUM in the accounts that we advise, the investment category of the account and the types of services that we provide for an account. As of September 30, 2012, AUM by investment category held by investors on a worldwide basis was as follows:

Type of Asset	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$297.1	39%
Hybrid
Asset allocation, balanced, flexible and income-mixed funds	110.1	15%
Fixed-Income
Both long-term and short-term	336.3	45%
Cash Management
Short-term liquid assets	6.4	1%
Total	$749.9	100%

Broadly speaking, the change in the net assets of our sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility resulting from changes in the global financial and equity markets. In addition, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. Despite the risk of volatility, we believe that we are more competitive as a result of the greater diversity of our sponsored investment products available to our clients.
Types of Investment Management and Related Services
1.    Investment Management Services
We provide our investment management services pursuant to agreements in effect with each of our sponsored investment products and the sub-advised products that we manage. Our investment management services include services to managed accounts for which we have full investment discretion, and to advisory accounts for which we have no investment discretion. Advisory accounts for which we do not have investment discretion may or may not include the authority to trade for the account. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research utilizes such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. Research services provided by brokerage firms are also used to support our findings. Our management fee on an account varies, among other things, with the types of services that we provide for the account.
Our subsidiaries that provide discretionary investment management services for our sponsored investment products and sub-advised products either perform or obtain investment research and determine which securities the sponsored investment products or sub-advised products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, if applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with detailed criteria set forth in the management agreement for each account, internal policies, and applicable law and practice. Our subsidiaries conducting non-discretionary investment management services perform investment research for our clients and make recommendations as to which securities the clients purchase, hold or sell. In such cases, the subsidiaries may or may not perform trading activities for the products.
Through our subsidiaries, we compensate the personnel who serve as officers of our funds, in addition to the personnel necessary to conduct such funds’ day-to-day business operations. The funds themselves do not have direct employees. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities; authorization of expenditures and approval of bills for payment; preparation of registration statements, proxy statements and annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.
Most of our investment management agreements between our subsidiaries and our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by the directors/trustees that are not interested persons of such fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities. Our U.S. agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such an agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.

Under the majority of our investment management agreements, the funds pay us a monthly fee in arrears based upon the fund’s average daily net assets. Annual fee rates under our various global agreements are often reduced as net assets exceed various threshold levels. Annual rates also vary by investment objective and type of services provided. Our agreements generally permit us to provide services to more than one fund and to other clients so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.
We use a “master/feeder” fund of funds structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest substantially all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds,” which can offer a variety of service and distribution options. A management fee may be charged either at the master fund level or the feeder fund level depending on the specific requirements of the fund, although funds also involving performance fees or carried interest will typically charge these together with management fees at the master fund level. Administrative, shareholder servicing and custodian fees are often waived at the feeder fund level and only charged at the master fund level, although the feeder funds will indirectly bear their pro-rata share of the expenses of the master fund as an investor in the master fund. Fees and expenses specific to a feeder fund may be charged at the level of that feeder fund. In the U.S., our funds of funds enter into expense allocation arrangements with their affiliated underlying funds pursuant to which the underlying funds pay certain expenses of the fund of funds.
For our U.S. Funds, our management personnel and the fund directors or trustees regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Investment management fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.
Our Non-U.S. Funds, unregistered funds, institutional, high net-worth and separately-managed accounts, and the sub-advised products that we manage, have various termination rights and review and renewal provisions.
2.    Sales, Distribution and Marketing
A significant portion of our revenues are generated from providing sales and distribution services. Our mutual funds and certain other products generally pay us distribution fees in return for sales, distribution and marketing efforts on their behalf. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, financial advisers and other third parties.
Franklin/Templeton Distributors, Inc. (“FTDI”) acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our Non-U.S. Funds distributed outside the U.S. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI or our non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with selling, distributing and marketing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses, which may then be either partially or fully reimbursed by the funds.
Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Certain share classes, such as Class A shares, are sold without a front-end sales charge to shareholders when certain investment criteria are met, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class B shares, which are available in some of our Non-U.S. Funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a certain number of years from the original purchase date. Although our open-end U.S. Funds that had offered Class B shares no longer offer these shares, existing Class B shareholders may continue to exchange shares into Class B shares of different funds and may continue to reinvest dividends on Class B shares in additional Class B shares. All remaining Class B shares in our U.S. Funds will convert to Class A shares by March 2013. Class C shares also have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares do have a back-end sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be competitive by increasing our presence in various distribution channels. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the U.S. only. Outside of the U.S., we offer additional share classes and unit series in response to local needs.
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
We derive nearly all of our fund sales through third-party broker/dealers and other similar intermediaries. The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of fund shares to qualifying broker/dealers and intermediaries. These broker/dealers receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2012, approximately 1,500 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,600 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S. In the U.S., we have approximately 90 general wholesalers who interface with financial intermediaries.
Most of our open-end U.S. Funds, with the exception of certain of our money market funds as well as certain high net-worth and institutional funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act (“Rule 12b-1”). Under the Rule 12b-1 Plans, the funds bear certain expenses relating to the distribution of their shares, such as expenses for marketing, marketing support, advertising, printing and sales promotion, and may provide for the funds to reimburse such expenses that FTDI incurs in distributing the funds, subject to the Rule 12b-1 Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on its average daily net AUM. In 2010, the SEC proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
The Rule 12b-1 Plans are established for one year terms and must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds in the local market arranges for and pays commissions and certain other fees to banks and other intermediaries, a portion of which fees is paid from maintenance fees received by the subsidiary and a portion of which may derive from the management fees paid to our various affiliates by the funds.
FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:
Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. Consistent with the provisions and limitations set forth in a fund’s Rule 12b-1 Plan, the fund may reimburse FTDI for payments made to broker/dealers for the cost of some or all of the marketing support payments. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker/dealers that receive such marketing support payments and the maximum payments received. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans in connection with activities intended to assist in the sale of our open-end U.S. Funds to such plans. A portion of the marketing support payments may be reimbursable to FTDI under the terms of a fund's Rule 12b-1 Plan. We may also make marketing support or similar payments to intermediaries located outside the U.S. with respect to investments in Non-U.S. Funds.
Transaction support and other payments. FTDI may pay ticket charges per purchase or exchange order placed by a broker/dealer or one-time payments for ancillary services, such as setting up funds on a broker/dealer’s fund trading system. From time to time, FTDI, at its expense, may make additional payments to broker/dealers that sell or arrange for the sale of shares of our U.S. Funds. FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. Invitation to these meetings is not conditioned on selling a specific number of shares. Those who have shown an interest in our funds, however, are more likely to be considered. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI. Similar payments may be made by our non-U.S. subsidiaries that distribute our Non-U.S. Funds to third party distributors of such funds.
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
FTIS may also pay servicing fees to third-party intermediaries primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing. Such third parties: (i) maintain omnibus accounts with the fund in the institution’s name on behalf of numerous beneficial owners of fund shares; or (ii) provide support for fund shareholder accounts by sharing account data with FTIS through the Depository Trust & Clearing Corporation systems. The funds reimburse FTIS for these third party payments.
4.    High Net-Worth Investment Management and Related Services
Through Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through our Canadian high net-worth business unit, Fiduciary Trust Company of Canada (“FTCC”), we provide services and offer sponsored investment products to high net-worth individuals and families. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the most appropriate method of intergenerational wealth transfer.
Individual client assets are typically held in accounts separately managed by individual portfolio managers. These portfolio managers determine asset allocation and stock selection for client accounts, taking into consideration each client’s specific long-term objectives while utilizing our macroeconomic and individual stock research.
Fiduciary Trust services that focus on managing family wealth from generation to generation include wealth management and estate and tax planning. We offer clients personalized attention and estate planning expertise in an integrated package of services known as Family Resource Management® (“FRM”). Services under FRM provide clients with an integrated strategy to optimize wealth accumulation and maximize after-tax wealth transfer to the next generation. Evaluation of third-party investment management products or services is performed by the Strategic Advisory Group, an investment advisory group within Fiduciary Trust.
5.    Institutional Investment Management
We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension plans. Our subsidiaries offer a wide range of both U.S. and international equity, fixed-income and alternative strategies through a variety of investment vehicles, including separate accounts, open-end and closed-end funds and unregistered funds. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional.”
Through various legal entities, including Franklin Templeton Institutional, LLC and various non-U.S. subsidiaries, we distribute and market globally the different capabilities of our various subsidiaries under the Franklin, Templeton, Mutual Series, Bissett, Darby and Balanced Equity Management brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals.
Our U.S. retirement business is conducted through divisions of FTDI that work closely with sponsors, consultants, record keepers and financial advisors of defined contribution plans, including 401(k) plans, variable annuity products and individual retirement accounts (“IRAs”). We offer our capabilities to the U.S. retirement industry through a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance funds.
Through our various subsidiaries, we also market and distribute our sponsored investment products to separately-managed accounts. Our subsidiaries, Franklin Templeton Financial Services Corp. and Templeton/Franklin Investment Services, Inc., also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual and private funds.
6.    Trust and Custody
Through various trust company subsidiaries, including Fiduciary Trust, we offer trust, custody and related services, including administration, performance measurement, estate planning, tax planning and private banking. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee. Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, have full trust powers. Our subsidiary, Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”), a federally chartered savings bank, among other functions, exercises full trust powers and serves primarily as custodian of IRAs and business retirement plans invested solely in Franklin Templeton funds. FTB&T also provides Advisor Directed Trust®, a directed trust service.
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
Franklin Advisers, Inc. (“FAI”), an investment adviser, manages an investment partnership that invests in derivatives across the global equity, global government bond and currency markets. FAI creates tactical long and short positions within the partnership based on a daily review of macroeconomic and valuation factors to determine the relative attractiveness of asset classes to each other as well as the attractiveness of individual factors within asset classes.
8.    Select Private Banking
Fiduciary Trust, with assets of $901.6 million and deposits of $611.0 million as of September 30, 2012, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts. Fiduciary Trust's private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Deposits generally include demand and savings deposits, primarily from our private banking clients.
FTB&T, with assets of $187.6 million and deposits of $60.7 million as of September 30, 2012, is also insured by the FDIC. FTB&T currently provides limited lending services to existing Fiduciary Trust and FTB&T customers.
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
Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value; however, we also consider the future earnings potential of each individual company on a multi-year basis. Growth investing focuses on identifying companies that our research analysts and portfolio managers believe have sustainable growth characteristics, meeting our criteria for sustainable growth potential, quality and valuation. In this effort, the key variables we examine include: market opportunity (overall size and growth); competitive positioning of the company; assessment of management (strength, breadth, depth, and integrity) and execution of plans; and the general financial strength and profitability of the enterprise, to determine whether the growth and quality aspects are properly reflected in the current share price. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own collaborative in-house group of investment professionals. Our approach across the variety of equity products we manage emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is complemented by our ongoing assessment of risk at both the security and portfolio levels.
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
2.    Types of Sponsored Investment Products
As of September 30, 2012, our AUM was $749.9 billion.
Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $416.3 billion of AUM as of September 30, 2012. Our five largest U.S. Funds and their AUM were Franklin Income Fund ($68.6 billion), Templeton Global Bond Fund ($63.2 billion), Mutual Global Discovery Fund ($18.1 billion), Templeton Growth Fund ($15.1 billion) and Franklin California Tax-Free Income Fund ($14.8 billion). These five funds represented, in the aggregate, 24% of total AUM.
Our cross-border products, which are comprised of a variety of investment funds domiciled in Luxembourg and Ireland and registered for sale to non-U.S. investors in 39 countries, accounted for $143.6 billion of AUM as of September 30, 2012. Our three largest cross-border funds and their AUM were FTIF - Templeton Global Bond Fund ($42.5 billion), FTIF - Templeton Global Total Return Fund ($25.9 billion) and FTIF - Templeton Asian Growth Fund ($16.8 billion). These three funds represented, in the aggregate, 11% of total AUM.
In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $41.6 billion of AUM as of September 30, 2012.
On a company-wide basis, our managed accounts, alternative investment products and trusts accounted for $148.4 billion of AUM as of September 30, 2012, of which $5.2 billion included Darby products and real estate, emerging markets and global fixed-income investment partnerships.

3.    AUM by Product and Investment Categories
The following table shows AUM by the various types of our sponsored investment products and investment categories as of September 30, 2012:

(in billions) CATEGORY	INVESTMENT CLASSIFICATION	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	Invests primarily in equity securities of companies located in the Asia-Pacific region	$2.2	$21.0	$3.6	$20.7	$47.5
Canada	Invests primarily in equity securities of companies located in Canada	—	—	4.2	4.4	8.6
Europe, the Middle East and Africa	Invests primarily in equity securities of companies located in Europe, the Middle East and Africa	1.9	4.2	5.4	0.5	12.0
U.S.	Invests primarily in equity securities of companies located in the U.S.	67.1	5.7	1.5	7.9	82.2
Emerging Markets	Invests primarily in equity securities of companies located in developing regions of the world	4.9	7.2	3.9	4.7	20.7
Global/International	Invests primarily in equity securities of companies doing business either worldwide or only outside of the U.S.	61.5	10.1	6.0	48.5	126.1
Total Equity		137.6	48.2	24.6	86.7	297.1
Hybrid/Balanced
Asia-Pacific	Invests primarily in equity and fixed-income securities of companies located in the Asia-Pacific region	—	—	1.2	1.9	3.1
Canada	Invests primarily in equity and fixed-income securities of companies located in Canada	—	—	1.9	2.7	4.6
Europe, the Middle East and Africa	Invests primarily in equity and fixed-income securities of companies located in Europe, the Middle East and Africa	—	0.7	—	—	0.7
U.S.	Invests primarily in equity and fixed-income securities of companies located in the U.S.	80.3	1.3	—	17.5	99.1
Global/International	Invests primarily in equity and fixed-income securities of companies doing business either worldwide or only outside of the U.S.	1.1	1.2	0.2	0.1	2.6
Total Hybrid/Balanced		81.4	3.2	3.3	22.2	110.1

(in billions) CATEGORY	INVESTMENT CLASSIFICATION	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Fixed-Income
Asia-Pacific	Invests primarily in debt securities offered by companies and governments located in the Asia-Pacific region	$—	$4.0	$4.6	$1.0	$9.6
Canada	Invests primarily in debt securities of companies and governments located in Canada	—	—	3.5	0.4	3.9
Europe, the Middle East and Africa	Invests primarily in debt securities of companies and governments located in Europe, the Middle East and Africa	—	1.0	—	4.7	5.7
Tax-Free	Invests primarily in municipal bond issuers located in the U.S.	78.5	—	—	4.7	83.2
U.S. Taxable	Invests primarily in taxable debt securities of companies and governments located in the U.S.	39.7	8.9	1.8	6.3	56.7
Emerging Markets	Invests primarily in taxable debt securities of companies and governments located in developing countries worldwide	1.3	8.1	—	7.5	16.9
Global/International	Invests primarily in debt securities of companies and governments doing business either worldwide or only outside of the U.S.	73.0	69.6	2.8	14.9	160.3
Total Fixed- Income		192.5	91.6	12.7	39.5	336.3
Cash Management	Invests primarily in money market instruments and short-term securities	4.8	0.6	1.0	—	6.4
Total		$416.3	$143.6	$41.6	$148.4	$749.9
FINANCIAL INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS
Certain financial information about the Company's business segment and geographic areas is contained in Note 18 – Segment Information in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.
REGULATORY CONSIDERATIONS
Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision which continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate.
U.S. Regulation
In the U.S., we are currently subject to regulation and supervision by, among others, the SEC, FINRA, the Board of Governors of the Federal Reserve System (the “FRB”), the FDIC, the Office of the Comptroller of the Currency (the “OCC”), the Commodity Futures Trading Commission (“CFTC”) and the New York State Department of Financial Services (“NYDFS”).
The regulatory environments in which we operate remain uncertain and subject to change. The Reform Act, as well as other legislative and regulatory changes, impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products. Due to the complexity and broad scope of the Reform Act and the time required for ongoing regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact that further changes in regulation would have on our business. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the FRB issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Reform Act, new rules adopted by the CFTC removed or limited previously available exemptions and exclusions which will impose additional registration and reporting requirements for operators of certain mutual funds and certain other pooled vehicles that use or trade in futures, swaps and other derivatives regulated by CFTC. These regulatory amendments may require us to change certain of our mutual fund or other pooled vehicle business practices or register additional entities with the CFTC.
We also expect that FATCA will cause us to incur significant administrative and compliance costs. FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will require non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and impose withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of applicable regulations by the IRS, and full implementation will be phased in over a multi-year period, commencing in 2013. In addition, changes to the regulation of money market funds currently under discussion could significantly change the structure and operations of those funds.
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
FINRA Conduct Rules limit the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal sales and distribution subsidiary in the U.S., which earns distribution fees on the distribution of fund shares in the U.S. In 2010, the SEC proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
In addition, in connection with our banking services, we are a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and the restrictions, limitations and prohibitions of the BHC Act, as amended by the GLB Act. Significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, subject dividend payments, stock buybacks and other reductions of capital to heightened regulatory scrutiny, and enhance supervisory authority and regulatory oversight of non-banking entities, which may apply to our business.

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
The Federal banking agencies apply risk-based and leverage capital guidelines to evaluate the capital adequacy of bank holding companies and depository institutions. The FRB's capital adequacy guidelines applicable to Franklin, the FDIC's capital adequacy guidelines applicable to Fiduciary Trust, and the OCC's capital adequacy guidelines applicable to FTB&T are substantially the same. Under the banking agencies' capital guidelines, Franklin and our banking subsidiaries must meet specific capital adequacy requirements that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered “well capitalized” under the current guidelines, a bank holding company must maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%, and a bank must maintain a minimum Tier 1 leverage ratio of 5%. Bank holding companies are also subject to a leverage requirement, generally at least 5%, but that requirement is not a condition for “well capitalized” status. As of September 30, 2012, our Tier 1 leverage ratio was 59%, and our Tier 1 risk-based capital and total risk-based capital ratios were 54%. In addition, both Fiduciary Trust and FTB&T were well capitalized as of September 30, 2012. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, such as Fiduciary Trust and FTB&T, if they become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.
Franklin has elected to be a financial holding company under the GLB Act. Pursuant to the GLB Act, a qualifying bank holding company may elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in non-financial activities. To qualify as a financial holding company, each of a bank holding company’s U.S. subsidiary banks and other depository institution subsidiaries must be well capitalized and well managed. The Reform Act added the condition that the bank holding company itself must be well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. While FTB&T is subject to CRA requirements, Fiduciary Trust remains exempt from such requirements because it qualifies as a special purpose bank. Under this regulatory framework and the environment in which we operate, we are subject to significant constraints that may adversely affect our ability to implement our business plans and strategies.
The BHC Act generally requires that a bank holding company obtain prior approval of the FRB before acquiring control of any bank. In addition, the FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the financial holding company does not have appropriate financial and managerial resources. The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of law or regulation. Civil money penalties may be imposed against bank holding companies, their non-bank affiliates and officers and directors of such entities for certain activities conducted on a knowing or reckless basis if those activities cause a substantial loss to the bank holding company.
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

The operations and activities of Fiduciary Trust and its subsidiaries are subject to extensive regulation, supervision and examination by the FDIC and the NYDFS. Certain of the subsidiaries may also be subject to oversight by various other state regulators depending upon the specific business that is conducted by the particular subsidiary. FTB&T is subject to regulation, supervision and examination by the OCC. The laws and regulations of these regulators generally impose restrictions and requirements, with which we must comply, on capital adequacy, anti-money laundering, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits and the provision of services.
The federal banking agencies and the NYDFS have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Franklin, our thrift and banking subsidiaries, as well as officers, directors and other so-called “institution-affiliated parties” of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate state or federal chartering agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if certain circumstances exist.
Non-U.S. Regulation
Our operations outside the U.S. are subject to the laws and regulations of certain non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we continue to expand our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain of our subsidiaries to net capital requirements.
The Financial Services Authority (the “FSA”) currently regulates certain of our subsidiaries in the U.K. Authorization by the FSA is required to conduct any financial services related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FSA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against our U.K.-regulated subsidiaries.
In addition to the above, our U.K.-regulated subsidiaries and other European subsidiaries and branches, must comply with the pan-European regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”), as well as the Capital Requirements Directive, which delineates regulatory capital requirements. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.
The U.K. has adopted the MiFID rules into national legislation and FSA regulations, as have those other European jurisdictions in which we have a presence. A review of MiFID by the European Commission has led to the publication of a draft replacement directive (“MiFID 2”) and a draft new regulation. The proposals, if implemented, are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments subject to these requirements. They may affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and may control the activities of algorithmic trading. The proposals may also result in changes to conduct of business requirements including selling practices, intermediary inducements and client categorization, as well as the conduct of activities within the European Union (“EU”) by non-EU advisers including ours. The proposals also envision giving the European Commission power to ban certain products and services. In addition, a European Commission proposal (the European Market Infrastructure Regulation), when implemented, will require the central clearing of standardized OTC derivatives.
In addition, the FSA has adopted new rules following its retail distribution review (“RDR” rules). These rules, which come into effect on December 31, 2012, will change how retail clients pay for investment advice given in respect of all retail investment products, including open-end and closed-end funds, structured products and insurance-based savings products. In preparation for RDR rule implementation, we have developed new share classes for our funds offered in the U.K., and we are in the process of amending our distribution agreements.

In the aftermath of the financial crisis, the European Commission set out a detailed plan for EU financial reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations of which the MiFID review was part. These will have direct and indirect effects on our operations in the EEA and the sale into that region of products managed outside of the EEA.
The EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011, must be implemented by EU member states by July 22, 2013. The AIFMD will regulate managers of, and service providers to, alternative investment funds not authorized as UCITS retail funds (“AIFs”) domiciled within and outside the EU that are offered in the EU. The AIFMD will also regulate the marketing of all AIFs inside the EEA. In general, the AIFMD is expected to have a staged implementation between mid-2013 and 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and place additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The European Commission has also published proposals to replace the Market Abuse Directive with a regulation on insider dealing and market manipulation and with an accompanying directive on criminal sanctions. There are also ongoing plans to reform the framework to which regulated firms are subject, including in relation to regulatory capital and the protection of client assets, which will have a direct effect on some of our European operations.
The next iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS IV”), which governs authorized retail funds (“UCITS”), was required to be adopted into the national law of each EU member state by July 1, 2011. Various EU states including the U.K., Luxembourg and Ireland have adopted UCITS IV requirements into national legislation and regulation. However, several other EU member states are still in various stages of the adoption process. UCITS IV introduced new requirements including a requirement on UCITS to provide a key investor information document (“KIID”) prior to any fund sale. The KIID is a two-page summary of the key aspects of each share class of a fund. There are also European Commission consultations in process that are intended to enhance retail investor protection, including UCITS V, which is intended to address, among other items, custodial liability and remuneration policies.
Recent proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards (for non-insurance PRIPs), revisions to the Insurance Mediation Directive’s selling standard (for all insurance-based PRIPs) and new investor disclosure requirements for all PRIPs though a separate EU legislative process.
In addition, in September 2011, the European Commission proposed a financial transaction tax (“FTT proposal”) in the EU, which would, if approved by all 27 Member States, apply to all financial transactions where at least one party is established in an EU Member State and either that party or another party to the transaction is a financial institution. While the specific terms of the FTT proposal remain subject to negotiation, any tax on securities transactions could likely have a negative impact on the liquidity of the derivatives and securities markets in Europe and could adversely impact our European clients’ assets and our non-European clients to the extent that they are or want to be invested in European assets.
In Canada, our subsidiaries are subject to provincial and territorial laws and are registered with and regulated by provincial and territorial securities regulatory authorities. The mandate of Canadian securities regulatory authorities is generally to protect investors and to foster fair and efficient capital markets. Securities regulatory authorities impose certain requirements on registrants, including a standard of conduct, capital and insurance, record keeping, regulatory financial reporting, conflict of interest management, compliance systems and securityholder reporting. Failure to comply with applicable securities laws, regulations and rules could result in, among other things, reprimands, suspension of or restrictions on an individual's or firm's registration, prohibitions from becoming or acting as a registrant, administrative penalties or disgorgement. In addition, as a federally licensed trust company, FTCC is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions Canada and another subsidiary, FTC Investor Services Inc., is a member of and regulated by the Mutual Fund Dealers Association of Canada. These regulatory bodies have similar requirements to those of the securities regulatory authorities with a view to ensuring the capital adequacy and sound business practices of the subsidiaries and the appropriate treatment of their clients.

In June 2012, the Canadian Securities Administrators, the umbrella organization of provincial and territorial securities regulatory authorities, released for comment proposed amendments to its rules regarding registrant obligations that will, if implemented, require additional disclosure by registrants to their clients, including enhanced disclosure at account opening of all operating charges and fees a client would be required to pay, pre-trade disclosure of any charges a client would be required to pay, enhanced reporting on client statements that includes charges paid by the client and all compensation received by registrants in respect of a client's account and new reporting regarding the performance of investments held in the account. If adopted, these new rules would require us to make changes to our systems to comply with these new disclosure and reporting standards.
In Singapore, our subsidiaries are subject to, among others, the Securities and Futures Act (“SFA”), the Financial Advisers Act (“FAA”) and subsidiary legislation promulgated pursuant to these Acts. This legislation is administered by the Monetary Authority of Singapore (“MAS”). Our asset management subsidiary and its employees conducting regulated activities specified in the SFA and/or the FAA are required to be licensed with the MAS. Failure to comply with applicable laws, regulations, codes, directives, notices and guidelines issued by the MAS may result in penalties including fines, censures and the suspension or revocation of licenses granted by the MAS.
In Australia, our subsidiaries are subject to various Australian federal and state laws and are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies, financial markets and financial services in Australia. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Failure to comply with applicable law, regulations or conditions could result in various sanctions being imposed including cancellation, suspension or variation of the licenses held by our Australian subsidiaries.
In Hong Kong, our subsidiary is subject to the Securities and Futures Ordinance (the “SFO”), which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of trading activities and intermediaries. The SFO is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the applicable laws, regulations, codes and guidelines issued by the SFC could result in the suspension or revocation of the licenses granted by the SFC.
In India, our subsidiaries are primarily subject to relevant regulations promulgated by the Securities and Exchange Board of India (“SEBI”), the Reserve Bank of India (“RBI”) and the Foreign Investment Promotion Board (“FIPB”). A failure to comply with the applicable laws, regulations, codes, notices, directives, guidelines, orders, circulars and schemes issued by SEBI, RBI or FIPB may result in penalties including fines, censures and/or suspension or revocation of licenses, approvals or registration status.
In Japan, our subsidiary is subject to the Financial Instruments and Exchange Law (the “FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.
There are similar legal and regulatory arrangements in force in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are subject to regulation and supervision by, among others, the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Cayman Islands Monetary Authority; the China Securities Regulatory Commission in the People’s Republic of China; the Autorité des Marchés Financiers in France; the Federal Financial Supervisory Authority in Germany; the Central Bank of Ireland; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Commission and the Financial Supervisory Service in Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Securities Commission in Malaysia; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in The Netherlands; the Polish Securities and Exchange Commission; the Romanian National Securities Commission;

the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Securities and Futures Bureau of the Ministry of Finance in the Republic of China; the Dubai Financial Services Authority in the United Arab Emirates; and the State Securities Commission of Vietnam.
COMPETITION
The financial services industry is a highly competitive global industry. There are approximately 9,600 open-end investment funds of varying sizes, and with varying investment policies and objectives, whose shares are offered to the public in the U.S., and there are approximately 63,000 open-end investment funds whose shares are offered to the public outside the U.S.
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
We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major financial publications, as well as on television and the Internet, to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, newspaper and magazine advertising, online and paid search advertising and social media marketing.

INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby® and Balanced Equity Management™. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton Investments® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
EMPLOYEES
As of September 30, 2012, we employed approximately 8,600 employees and operated offices in 35 countries. We consider our relations with our employees to be satisfactory.
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
The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Franklin, who file electronically with the SEC, at www.sec.gov. Additional information about the Company’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our assets under management (“AUM”), revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Declines in these markets have caused in the past, and may cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity marketplace, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may also, in our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our AUM to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting, tax, ethics and privacy laws and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and the time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Reform Act, new rules adopted by the Commodity Futures Trading Commission (“CFTC”) removed or limited previously available exemptions and exclusions which will impose additional registration and reporting requirements for operators of certain mutual funds and certain other pooled vehicles that use or trade in futures, swaps and other derivatives regulated by the CFTC. These regulatory amendments may require us to change certain of our mutual fund or other pooled vehicle business practices or register additional entities with the CFTC. Further, upon implementation, the Foreign Account Tax Compliance Act (“FATCA”), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will require non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and impose withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of applicable regulations by the IRS, and full implementation will be phased in over a multi-year period, commencing in 2013. We expect that FATCA will cause us to incur significant administrative and compliance costs. Changes to the regulation of money market funds currently under discussion could significantly change the structure and operations of those funds.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. Because of our non-U.S. operations and/or trading in our securities that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
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
On March 5, 2012, Fiduciary Trust submitted an application to the OCC to convert from a New York state-chartered bank to an uninsured national banking association with fiduciary powers, the activities of which would be limited to those authorized by the OCC for a trust bank and activities related thereto. Franklin Templeton Bank & Trust,

F.S.B. would be merged into this entity and our status as a bank holding company would end. In September 2012, the OCC advised us that it had changed its policy. We understand that it generally will no longer charter uninsured national trust banks. In light of this, we are considering alternative structures for our banking subsidiaries. There is no assurance that we will be able to successfully restructure our subsidiaries or cease to be regulated as a bank holding company. Moreover, even if such restructuring were to be completed, we could still be subject to enhanced prudential standards and FRB supervision if the Financial Stability Oversight Council were to designate us as a systemically important non-bank financial company under the Reform Act.
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

Failure to comply with the laws, rules or regulations in any of the non-U.S. jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environments of the non-U.S. jurisdictions where we conduct our business or where the funds and products we manage are organized or sold are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, legal and compliance personnel. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our non-U.S. jurisdictions could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. In recent years, the non-U.S. regulatory environments in which we operate have seen significant increased and evolving regulation, which has imposed and may continue to impose additional compliance and operational costs on us in the applicable jurisdictions. Regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products and services in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our sponsored investment products, that consist of investment funds and institutional, high net-worth and separately-managed accounts. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent a majority of our revenues, are dependent on fees earned under investment management agreements that we have with the sponsored investment products we advise. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations, including those required to be adopted under the Reform Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential clients, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management fees at competitive levels.
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
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, potentially negatively impacting our revenues and income. Our reputation is critical to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations, or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations, and governmental or regulatory investigations and/or examinations that have been inactive could become active. In addition, we may be named in litigation. We may be obligated, and under our certificate of incorporation and by-laws and our standard form of indemnification agreement with certain directors in some instances, we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and negatively impact our profitability and/or our financial results. Judgments, findings or allegations of wrongdoing by regulatory or governmental authorities or in litigation against us or settlements with respect thereto could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
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
Our business could be negatively affected if we or our banking subsidiaries fail to satisfy capital and other regulatory standards, and liquidity needs could affect our banking services. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum capital and other regulatory standards because it is a bank holding company and financial holding company registered with the FRB under the BHC Act. Our business could be negatively affected if Franklin or its bank or thrift subsidiaries fail to meet these standards. Loss of financial holding company status could require that we either cease activities that are only permissible for us to engage in as a financial holding company or divest our banking subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies. In addition, liquidity needs could affect our banking services, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, interest rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank (“FHLB”) advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Brazil, Canada, China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, The Netherlands, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2012, we leased and occupied approximately 1,061,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 77,000 square feet of excess leased space.
In addition, we own four buildings in San Mateo, California; five buildings in Rancho Cordova, California; two buildings in Stockton, California; five buildings in St. Petersburg, Florida; one building in Ft. Lauderdale, Florida; three buildings in Hyderabad, India; and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,113,000 square feet of space. We have leased to third parties approximately 351,000 square feet of excess owned space.

Item 3.	Legal Proceedings.
The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 14, 2012. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
VIJAY C. ADVANI
AGE 51
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
AGE 79
Chairman of the Board since December 1999 and director of Franklin since 1969; formerly, Chief Executive Officer of Franklin; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.
GREGORY E. JOHNSON
AGE 51
President of Franklin since December 1999 and Chief Executive Officer of Franklin since January 2004; officer and/or director of various subsidiaries of Franklin.

JENNIFER M. JOHNSON
AGE 48
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
AGE 72
Vice Chairman since December 1999 and director of Franklin since 1969; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.
KENNETH A. LEWIS
AGE 51
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
AGE 54
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
CRAIG S. TYLE
AGE 52
Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer of various investment companies managed or advised by subsidiaries of Franklin.
WILLIAM Y. YUN
AGE 53
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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 28, 2012 (the last trading day of our fiscal year), the closing price of our common stock on the NYSE was $125.07 per share. At October 31, 2012, there were approximately 4,650 stockholders of record of our common stock.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years.

Quarter	2012 Fiscal Year		2011 Fiscal Year
	High	Low	High	Low
October-December	$112.38	$87.71	$125.00	$106.04
January-March	$126.48	$94.38	$130.97	$108.33
April-June	$127.83	$100.91	$131.65	$120.50
July-September	$128.20	$105.98	$137.56	$93.58
We declared regular cash dividends of $1.08 per share ($0.27 per share per quarter) and a special cash dividend of $2.00 per share in the fiscal year ended September 30, 2012 (“fiscal year 2012”), and regular cash dividends of $1.00 per share ($0.25 per share per quarter) in the fiscal year ended September 30, 2011 (“fiscal year 2011”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
On July 6, 2011, our subsidiary Franklin Templeton Investments Australia Limited transferred 85,000 unregistered shares of our common stock having an aggregate value of $11.4 million as of that date in a private placement in accordance with Rule 506 under the Securities Act of 1933, as amended, in connection with the subsidiary's acquisition of all of the outstanding shares of Balanced Equity Management Pty. Limited, a specialty Australian equity manager.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	—	$—	—	8,084,963
August 2012	651,826	$116.46	651,826	7,433,137
September 2012	184,800	$122.90	184,800	7,248,337
Total	836,626		836,626

     Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to our continuing policy of repurchasing shares of our common stock. In December 2011, our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At September 30, 2012, approximately 7.2 million shares remained available for repurchase under the program, which is not subject to an expiration date.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2012		2011		2010	2009	2008
Summary of Operations (in millions)
Operating revenues	$7,101.0		$7,140.0		$5,853.0	$4,194.1	$6,032.4
Operating income	2,515.2		2,659.8		1,958.7	1,202.6	2,099.0
Operating margin	35.4%		37.3%		33.5%	28.7%	34.8%
Net income attributable to Franklin Resources, Inc.	1,931.4		1,923.6		1,445.7	896.8	1,588.2
Financial Data (in millions)
Total assets	$14,751.5	[1]	$13,775.8	[1]	$10,708.1	$9,468.5	$9,176.5
Debt	1,566.1		998.2		979.9	121.2	269.3
Debt of consolidated sponsored investment products	110.2		134.9		—	—	—
Debt of consolidated variable interest entities	1,100.9		1,035.4		—	—	—
Franklin Resources, Inc. stockholders’ equity	9,201.3		8,524.7		7,727.0	7,632.2	7,074.4
Operating cash flows	1,066.2		1,621.8		1,651.0	641.4	1,409.2
Investing cash flows	873.4		435.9		(32.7)	289.9	(1,096.1)
Financing cash flows	(1,084.9)		(968.2)		(594.9)	(340.6)	(1,300.0)
Assets Under Management (in billions)
Ending	$749.9		$659.9		$644.9	$523.4	$507.3
Average[2]	705.7		694.4		571.1	442.2	604.9
Per Common Share
Earnings
Basic	$8.98		$8.66		$6.36	$3.87	$6.68
Diluted	8.95		8.62		6.33	3.85	6.62
Cash dividends	3.08		1.00		3.88	0.84	0.80
Book value	43.36		41.82		34.49	33.28	30.39
Employee Headcount	8,558		8,453		7,927	7,745	8,809
__________________
1    Includes balances of variable interest entities not consolidated prior to October 1, 2010.
2    Represents simple monthly average AUM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under seven distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby® and Balanced Equity Management™. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or those of other companies or on a co-branded basis.
Effective July 1, 2012, we have one operating segment, investment management and related services. Previously, we had a secondary operating segment, banking/finance, which offered select retail banking, private banking and consumer lending services. During the fiscal year ended September 30, 2012 (“fiscal year 2012”), we significantly reduced these services and now only offer select private banking services to investment management clients.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report on Form 10-K, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our SIPs or our clients. These arrangements could change in the future.
During fiscal year 2012, global financial markets produced strong positive returns, evidenced by a 22% increase in the MSCI World Index, a 30% increase in the S&P 500 Index, and a 5% increase in the Barclays Global Aggregate Index. The markets recovered from the significant volatility and negative sentiment experienced during the fourth quarter of the fiscal year ended September 30, 2011 (“fiscal year 2011”), but remained volatile throughout the year amid continued investor concerns related to the European sovereign debt crisis and the global economy. In this environment our simple monthly average AUM (“average AUM”) and earnings per share increased slightly from fiscal year 2011.
Our total AUM at September 30, 2012 was $749.9 billion, 14% higher than at September 30, 2011. The increase was almost entirely due to $96.4 billion in market appreciation as the strong market returns resulted in valuation increases in all investment objectives. The increase in average AUM was lower, at 2%, due to market volatility and depreciation experienced in the fourth quarter of fiscal year 2011. Long-term sales decreased 23% to $170.8 billion for fiscal year 2012, primarily due to reduced demand for global/international fixed-income and equity products. Redemption activity decreased 7% to $172.7 billion, as global/international equity and tax-free fixed-income product redemptions declined, but were partially offset by an increase in redemptions in global/international fixed-income products.

The business and regulatory environments in which we operate remain complex, uncertain and subject to change. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) imposes additional restrictions and limitations on our business, and we expect that the Foreign Account Tax Compliance Act (“FATCA”) will cause us to incur significant administrative and compliance costs. We are also subject to numerous regulations by U.S. and non-U.S. regulators that add further complexity to our ongoing global compliance operations.
Uncertainties regarding economic stabilization and improvement remain in the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section in Part I of this Annual Report.
Results of Operations

(dollar amounts in millions, except per share data)
for the fiscal years ended September 30,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating Income	$2,515.2	$2,659.8	$1,958.7	(5)%	36%
Net Income Attributable to Franklin Resources, Inc.	1,931.4	1,923.6	1,445.7	0%	33%
Earnings Per Share
Basic	$8.98	$8.66	$6.36	4%	36%
Diluted	8.95	8.62	6.33	4%	36%
Operating Margin[1]	35.4%	37.3%	33.5%

___________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $144.6 million in fiscal year 2012 primarily due to a 2% decrease in investment management fee revenues, which resulted from a lower effective management fee rate partially offset by a 2% increase in average AUM, and $38.5 million of net insurance recoveries during fiscal year 2011 for losses incurred in previous years. Net income attributable to Franklin Resources, Inc. increased $7.8 million as higher investment and other income, net more than offset the decrease in operating income.
Operating income increased $701.1 million and net income attributable to Franklin Resources, Inc. increased $477.9 million in fiscal year 2011 primarily due to a 27% increase in investment management fee revenues, which was driven by a 22% increase in average AUM and a higher effective management fee rate.
Diluted earnings per share increased in fiscal year 2012 despite the minimal increase in net income due to a 3% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock. Diluted earnings per share increased in fiscal year 2011 consistent with the increase in net income and a 2% decrease in diluted average common shares outstanding.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)				2012 vs. 2011	2011 vs. 2010
as of September 30,	2012	2011	2010
Equity
Global/international	$214.9	$185.8	$204.2	16%	(9)%
United States	82.2	68.4	69.5	20%	(2)%
Total equity	297.1	254.2	273.7	17%	(7)%
Hybrid	110.1	101.3	110.8	9%	(9)%
Fixed-Income
Tax-free	83.2	72.0	77.7	16%	(7)%
Taxable
Global/international	196.4	178.8	130.7	10%	37%
United States	56.7	46.9	45.4	21%	3%
Total fixed-income	336.3	297.7	253.8	13%	17%
Cash Management	6.4	6.7	6.6	(4)%	2%
Total	$749.9	$659.9	$644.9	14%	2%
Average for the Year	$705.7	$694.4	$571.1	2%	22%
AUM at September 30, 2012 increased 14% from September 30, 2011, almost entirely due to $96.4 billion in market appreciation as strong positive returns in global markets resulted in valuation increases in all investment objectives. AUM increased 2% during fiscal year 2011, driven by $36.4 billion of net new flows and $12.5 billion from acquisitions, largely offset by $30.5 billion in market depreciation as volatile market conditions led to valuation decreases.
Average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased by 2% and 22% during fiscal years 2012 and 2011.

The average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products during fiscal years 2012 and 2011 reflects investor preference for globally diversified fixed-income investments. We expect this trend to continue in the near future.

for the fiscal years ended September 30,	2012	2011	2010
Equity
Global/international	29%	32%	32%
United States	11%	11%	12%
Total equity	40%	43%	44%
Hybrid	14%	16%	18%
Fixed-Income
Tax-free	11%	10%	13%
Taxable
Global/international	26%	23%	17%
United States	8%	7%	7%
Total fixed-income	45%	40%	37%
Cash Management	1%	1%	1%
Total	100%	100%	100%
Components of the change in AUM were as follows:

(dollar amounts in billions)				2012 vs. 2011	2011 vs. 2010
for the fiscal year ended September 30,	2012	2011	2010
Beginning AUM	$659.9	$644.9	$523.4	2%	23%
Long-term sales	170.8	220.8	188.5	(23)%	17%
Long-term redemptions	(172.7)	(184.8)	(122.8)	(7)%	50%
Net cash management	(0.4)	0.4	4.2	NM	(90)%
Net new flows	(2.3)	36.4	69.9	NM	(48)%
Reinvested distributions	18.4	16.3	11.5	13%	42%
Net flows	16.1	52.7	81.4	(69)%	(35)%
Distributions	(22.5)	(19.7)	(14.2)	14%	39%
Acquisitions	—	12.5	—	(100)%	NM
Appreciation (depreciation) and other	96.4	(30.5)	54.3	NM	NM
Ending AUM	$749.9	$659.9	$644.9	14%	2%

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	40.8	16.1	19.3	13.5	64.0	17.1	—	170.8
Long-term redemptions	(41.7)	(18.7)	(26.5)	(8.9)	(64.2)	(12.7)	—	(172.7)
Net exchanges	(1.5)	0.2	0.5	0.3	(0.9)	1.4	—	—
Net cash management	—	—	—	—	—	—	(0.4)	(0.4)
Net new flows	(2.4)	(2.4)	(6.7)	4.9	(1.1)	5.8	(0.4)	(2.3)
Reinvested distributions	2.2	1.7	4.9	2.3	5.6	1.7	—	18.4
Net flows	(0.2)	(0.7)	(1.8)	7.2	4.5	7.5	(0.4)	16.1
Distributions	(2.4)	(1.8)	(5.7)	(3.0)	(7.5)	(2.1)	—	(22.5)
Appreciation and other	31.7	16.3	16.3	7.0	20.6	4.4	0.1	96.4
AUM at September 30, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	53.3	19.6	21.4	9.5	102.8	14.2	—	220.8
Long-term redemptions	(61.0)	(19.1)	(29.0)	(14.3)	(48.5)	(12.9)	—	(184.8)
Net exchanges	(0.5)	0.3	0.5	(1.9)	2.4	(0.5)	(0.3)	—
Net cash management	—	—	—	—	—	—	0.4	0.4
Net new flows	(8.2)	0.8	(7.1)	(6.7)	56.7	0.8	0.1	36.4
Reinvested distributions	2.7	1.6	4.2	2.2	4.3	1.3	—	16.3
Net flows	(5.5)	2.4	(2.9)	(4.5)	61.0	2.1	0.1	52.7
Distributions	(3.3)	(1.7)	(5.2)	(3.2)	(4.6)	(1.7)	—	(19.7)
Acquisitions	12.5	—	—	—	—	—	—	12.5
Appreciation (depreciation) and other	(22.1)	(1.8)	(1.4)	2.0	(8.3)	1.1	—	(30.5)
AUM at September 30, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2010	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2009	$183.1	$63.9	$98.2	$69.6	$63.3	$38.4	$6.9	$523.4
Long-term sales	50.5	13.4	16.7	14.3	79.5	14.1	—	188.5
Long-term redemptions	(47.0)	(14.1)	(13.2)	(9.1)	(29.2)	(10.2)	—	(122.8)
Net exchanges	(0.6)	(0.3)	(0.2)	(0.1)	5.4	0.3	(4.5)	—
Net cash management	—	—	—	—	—	—	4.2	4.2
Net new flows	2.9	(1.0)	3.3	5.1	55.7	4.2	(0.3)	69.9
Reinvested distributions	1.5	0.7	3.8	2.0	2.3	1.2	—	11.5
Net flows	4.4	(0.3)	7.1	7.1	58.0	5.4	(0.3)	81.4
Distributions	(1.5)	(0.8)	(4.9)	(3.2)	(2.3)	(1.5)	—	(14.2)
Appreciation and other	18.2	6.7	10.4	4.2	11.7	3.1	—	54.3
AUM at September 30, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9

AUM increased $90.0 billion or 14% during fiscal year 2012, almost entirely due to market appreciation of $96.4 billion, partially offset by $2.3 billion in net new outflows. Strong positive returns in global markets, evidenced by increases in the MSCI World, S&P 500 and Barclays Global Aggregate indexes of 22%, 30% and 5%, resulted in market appreciation across all investment objectives. Long-term sales decreased 23% to $170.8 billion, primarily due to reduced demand for global/international fixed-income and equity products as a result of ongoing investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery. Long-term redemptions decreased 7% to $172.7 billion, as global/international equity and tax-free fixed-income product redemptions declined, but were partially offset by an increase in redemptions in global/international fixed-income products. Redemptions included $11.1 billion from an institutional advisory account in the hybrid objective.
AUM increased $15.0 billion or 2% during fiscal year 2011, driven by $36.4 billion of net new flows and $12.5 billion from acquisitions, largely offset by $30.5 billion in market depreciation. Net new flows decreased 48% from the prior year, despite a 17% increase in long-term sales led by growth in global/international fixed-income products, as long-term redemptions increased 50%, with increases in all investment objectives as a result of persistent market volatility amid investor concerns about economic growth, the sovereign debt crisis in Europe and default risk associated with municipal bonds. The negative sentiment in the global financial markets, evidenced by a decrease in the MSCI World Index of 4%, also resulted in significant market depreciation in global/international equity and fixed-income products. Redemptions included $12.0 billion from an institutional advisory account in the hybrid objective and losses of a few global equity institutional accounts.
The average mix of AUM by sales region is shown below.

(dollar amounts in billions)		% of Total		% of Total		% of Total
for the fiscal years ended September 30,	2012		2011		2010
United States	$461.3	65%	$459.4	66%	$404.3	71%
International
Europe, the Middle East and Africa	112.1	16%	109.3	16%	68.2	12%
Asia-Pacific	74.3	10%	66.5	9%	50.0	9%
Canada	32.1	5%	33.8	5%	31.3	5%
Latin America[1]	25.9	4%	25.4	4%	17.3	3%
Total international	$244.4	35%	$235.0	34%	$166.8	29%
Total	$705.7	100%	$694.4	100%	$571.1	100%

________________
1        Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The long-term investment performance of our fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the three-, five- and ten-year periods ended September 30, 2012. Our global/international fixed-income funds generated exceptional results with at least 87% of AUM exceeding the benchmarks and peer group medians for all periods presented, as did our hybrid products with at least 94% of AUM exceeding the peer group median for all periods. In addition, at least 95% of AUM of our tax-free fixed-income products exceeded the peer group medians for the five- and ten-year periods. The long-term performance of our equity products has also been solid with AUM regularly exceeding the peer group medians for the three-, five- and ten-year periods.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
As of September 30, 2012	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	43%	36%	54%	50%	62%	60%	67%	66%
United States	2%	13%	36%	38%	17%	44%	75%	46%
Total equity	30%	28%	48%	46%	48%	54%	70%	58%
Hybrid	87%	85%	13%	96%	96%	95%	94%	98%
Fixed-Income
Tax-free	75%	61%	2%	31%	41%	70%	95%	100%
Taxable
Global/international	87%	88%	90%	91%	93%	92%	99%	99%
United States	84%	72%	67%	78%	67%	54%	54%	68%
Total fixed-income	83%	78%	62%	70%	74%	80%	90%	94%
AUM measured in the benchmark and peer group rankings represents 89% of our total AUM as of September 30, 2012. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of September 30, 2012. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds and cash management are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 16, 2012 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

Operating Revenues
The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each category.

for the fiscal years ended September 30,	Percentage Change		Percentage of Total Operating Revenues
	2012 vs. 2011	2011 vs. 2010	2012	2011	2010
Investment management fees	(2)%	27%	63%	63%	61%
Sales and distribution fees	0%	16%	32%	32%	33%
Shareholder servicing fees	1%	6%	4%	4%	5%
Other, net	82%	(7)%	1%	1%	1%
Total Operating Revenues	(1)%	22%	100%	100%	100%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our SIPs and the sub-advised products that we manage as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided. Rates for products sold outside of the U.S. are generally higher than for U.S. products because they are structured to compensate for certain distribution costs.

Investment management fees decreased $72.7 million in fiscal year 2012. The decrease in fees was primarily due to a lower effective fee rate as described below, partially offset by a 2% increase in average AUM which originated from non-U.S. products, primarily in the global/international fixed-income objective.
Investment management fees increased $956.8 million in fiscal year 2011. Approximately 87% of the increase was due to a 22% increase in average AUM, which was driven by net new flows from global/international fixed-income products and acquisitions, as well as higher valuation levels resulting from market appreciation across most investment objectives during the first nine months of the fiscal year. The increase in fees was also impacted to a lesser extent by higher effective fee rates.
Our effective investment management fee rate (investment management fees divided by average AUM) was 63.2 basis points for fiscal year 2012, as compared to 65.3 basis points for fiscal year 2011 and 62.6 basis points for fiscal year 2010. The rate decrease in fiscal year 2012 primarily resulted from lower levels and weighting of global/international equity AUM, which generally carry the highest fee rates, and lower performance-based fees, partially offset by an increase in the U.S. hybrid rate due to the loss of an $11.1 billion institutional advisory account that had a low fee rate. The rate increase in fiscal year 2011 primarily resulted from higher levels and relative weighting of international AUM, which were driven by growth in cross-border products.
Performance-based investment management fees were $13.6 million, $63.9 million, and $30.0 million for fiscal years 2012, 2011 and 2010.
U.S. industry asset-weighted average management fee rates were as follows1.

(in basis points)	Industry Average
for the fiscal years ended September 30,	2012	2011	2010
Equity
Global/international	61	63	64
United States	45	47	47
Hybrid	39	40	39
Fixed-Income
Tax-free	37	37	37
Taxable
Global/international	58	56	54
United States	37	38	38
Cash Management	13	16	17

________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. as of September 30, 2012, 2011 and 2010 and include all U.S.-registered open-end funds that reported expense data to Lipper Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage our products and have a higher level of international AUM, both of which generate higher fees. Changes to our effective investment management fee rates in the U.S. have not varied significantly from changes in industry rates. During fiscal years 2012 and 2011, our U.S. hybrid rate increased by approximately five basis points more than the industry rate due to losses of institutional advisory accounts of $11.1 billion and $12.0 billion that had low fee rates.
Our product offerings and global operations are diverse. As such, the impact of future changes in the market value of AUM on investment management fees will be affected by the relative mix of investment objective, geographic region, distribution channel and investment vehicle of the assets.

Sales and Distribution Fees
We earn fees from the sale of certain classes of SIPs on which investors pay a commission at the time of purchase (“commissionable sales”). Sales commissions are reduced or eliminated on some share classes and for some sale transactions depending upon the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940. The Rule 12b-1 Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Rule 12b-1 Plans’ limitations on amounts. The individual Rule 12b-1 Plans set a percentage limit for Rule 12b-1 expenses based on average daily net AUM of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds where, generally, the distributor of the funds in the local market arranges for and pays commissions.
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our SIPs to the public on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)				Percentage Change
for the fiscal years ended September 30,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Asset-based fees	$1,522.8	$1,511.5	$1,209.1	1%	25%
Sales-based fees	725.7	737.0	724.8	(2)%	2%
Contingent sales charges	10.8	15.0	13.2	(28)%	14%
Sales and Distribution Fees	$2,259.3	$2,263.5	$1,947.1	0%	16%
Asset-based distribution fees increased $11.3 million in fiscal year 2012 primarily due to a 2% increase in average AUM and a higher mix of international AUM, partially offset by a higher mix of fixed-income AUM. Asset-based distribution fees increased $302.4 million in fiscal year 2011 primarily due to a 22% increase in average AUM and a higher mix of international AUM. Equity products typically generate higher distribution fees than fixed-income products, and international products typically generate higher distribution fees than U.S. products. Distribution fees as a percentage of average AUM were 0.22% for fiscal years 2012 and 2011, and 0.21% for fiscal year 2010.
Sales-based fees decreased $11.3 million in fiscal year 2012 primarily due to an 8% decrease in total commissionable sales and a higher mix of commissionable fixed-income product sales, substantially offset by a higher mix of U.S. product sales. Sales fees increased $12.2 million in fiscal year 2011 primarily due to a higher mix of commissionable equity product sales. Total commissionable sales increased 3% in fiscal year 2011, however the increase had no impact on sales fees due to a higher mix of international products. Equity products typically generate higher sales fees than fixed-income products, and U.S. products typically generate higher sales fees than international products. Sales fees as a percentage of commissionable sales were 3.4%, 3.1% and 3.2% for fiscal years 2012, 2011 and 2010. Commissionable sales represented 13%, 11% and 12% of total sales for fiscal years 2012 , 2011 and 2010.
Contingent sales charges are earned from investor redemptions within a certain contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge SIPs these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 4.3 million accounts closed in the U.S. during calendar year 2011 were no longer billable effective July 1, 2012, as compared to approximately 2.2 million accounts closed during calendar year 2010 that were no longer billable effective July 1, 2011. Approximately 0.2 million accounts closed in Canada during calendar year 2011 were no longer billable effective May 1, 2012, compared to approximately 0.3 million accounts closed during calendar year 2010 that were no longer billable effective May 1, 2011.
Other services include tax planning and return preparation for individual and trust clients, for which fees are primarily account based, and trustee services, for which fees are based on the level of AUM.
Shareholder servicing fees increased $1.7 million in fiscal year 2012 primarily due to a $3.5 million increase in other service fees, mainly resulting from higher tax planning and return preparation fee rates and levels of trust AUM. Transfer agency service fees decreased $1.8 million primarily due to unfavorable currency impacts from the stronger U.S. dollar in all regions and an 8% decrease in billable shareholder accounts in Canada, partially offset by increases in Europe from a change in fee structures that became effective on January 1, 2011 and a 2% increase in billable shareholder accounts.
Shareholder servicing fees increased $16.9 million in fiscal year 2011 primarily due to an $11.8 million increase in Europe resulting from the change in fee structures, a 15% increase in simple monthly average billable shareholder accounts and a 3% increase in the value of the Euro against the U.S. dollar. Shareholder servicing fees increased $2.3 million in the U.S. mainly due to a 9% increase in simple monthly average billable shareholder accounts, partially offset by the impact of account conversions to omnibus accounts that earn lower fees.
Other, Net
Other, net revenue primarily consists of dividend and interest income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue increased $36.2 million in fiscal year 2012, primarily due to a $51.4 million increase in income from consolidated SIPs, including $30.4 million related to limited partnerships and similar structures that were consolidated as of September 30, 2011 or during fiscal year 2012. The increase was partially offset by a $13.1 million decrease in net revenue from banking/finance services due to a significant reduction in these services during the year. We no longer offer retail banking or consumer lending services, but continue to provide private banking services to investment management clients.
Other, net revenue decreased $3.1 million in fiscal year 2011 primarily due to an $11.5 million decrease in net revenue from banking/finance services resulting from reduced activities, partially offset by a $6.7 million increase in income from consolidated SIPs.

Operating Expenses
The table below presents the percentage change in each operating expense category and the percentage of total operating expenses represented by each category.

for the fiscal years ended September 30,	Percentage Change		Percentage of Total Operating Expenses
	2012 vs. 2011	2011 vs. 2010	2012	2011	2010
Sales, distribution and marketing	1%	19%	60%	61%	59%
Compensation and benefits	2%	14%	27%	27%	28%
Information systems and technology	6%	5%	4%	4%	4%
Occupancy	(1)%	1%	3%	3%	3%
General, administrative and other	20%	(1)%	6%	5%	6%
Total Operating Expenses	2%	15%	100%	100%	100%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our SIPs, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on sales, AUM or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares.
Sales, distribution and marketing expenses by cost driver are presented below:

(dollar amounts in millions)				Percentage Change
for the fiscal years ended September 30,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Asset-based expenses	$1,946.9	$1,881.8	$1,418.2	3%	33%
Sales-based expenses	662.9	675.8	676.0	(2)%	0%
Amortization of deferred sales commissions	129.9	155.2	188.7	(16)%	(18)%
Sales, Distribution and Marketing	$2,739.7	$2,712.8	$2,282.9	1%	19%
Asset-based expenses increased $65.1 million in fiscal year 2012 due to a $35.2 million increase in distribution expenses on non-U.S. products primarily resulting from a 3% increase in the related average international AUM, a $25.2 million increase in distribution expenses on U.S. products resulting from a 2% increase in the related average U.S. AUM and a higher mix of Class C assets, which have higher expense rates than other U.S. product classes, and a $4.7 million increase in marketing support expenses resulting from a higher mix of the expenses that are based on AUM.
Asset-based expenses increased $463.6 million in fiscal year 2011 primarily due to a $331.7 million increase in distribution expenses on non-U.S. products resulting from a 41% increase in average international AUM, and a $117.0 million increase in distribution expenses on U.S. products resulting from a 14% increase in average U.S. AUM.
Asset-based expenses as a percentage of average AUM were 0.28%, 0.27% and 0.25% for fiscal years 2012, 2011 and 2010. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.

Sales-based expenses decreased $12.9 million in fiscal year 2012 primarily due to an 8% decrease in total commissionable sales, substantially offset by a higher mix of U.S. product sales, which typically generate higher commissions than non-U.S. products. Sales-based marketing support expenses contributed $4.3 million to the decrease due to a lower mix of the expenses that are based on sales. Sales-based expenses decreased $0.2 million in fiscal year 2011, as total commissionable sales increased 3%, but higher non-U.S. product sales were substantially offset by lower U.S. product sales and resulted in essentially flat sales commission expenses. Sales-based expenses as a percentage of sales-based fees were 91%, 92% and 93% for fiscal years 2012, 2011 and 2010.
Amortization of deferred sales commissions decreased $25.3 million in fiscal year 2012 primarily due to a $17.3 million decrease related to lower sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders, and a $5.7 million decrease related to U.S. Class B shares which were fully amortized in the prior year. Amortization of deferred sales commissions decreased $33.5 million in fiscal year 2011 primarily due to the full amortization of the U.S. Class B shares.
Compensation and Benefits
Compensation and benefit expenses increased $24.3 million in fiscal year 2012 primarily due to an increase in salaries, wages and benefits, partially offset by decreases in commission and variable compensation. Salaries, wages and benefits increased $38.4 million, primarily due to a $25.1 million increase in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2011 and a $9.5 million increase in severance benefits related to various employee terminations. Commissions decreased $11.5 million, reflecting the 23% decrease in long-term sales. Variable compensation decreased $1.8 million, as an $8.8 million decrease related to private equity performance fees was substantially offset by higher bonus expense based on our performance. Compensation and benefit expenses as a percentage of operating revenues were 18%, 17% and 18% for fiscal years 2012, 2011 and 2010. At September 30, 2012, our global workforce had increased to approximately 8,600 employees from approximately 8,500 employees at September 30, 2011.
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
We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our SIPs or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefit expenses going forward. However, in order to attract and retain talented individuals, our level of compensation and benefit expenses may increase more quickly or decrease more slowly than our revenue.
Information Systems and Technology
Information systems and technology costs increased $9.8 million and $7.5 million in fiscal years 2012 and 2011 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Net carrying value at beginning of year	$67.9	$63.9	$65.2
Additions, net of disposals	54.9	40.4	34.0
Amortization	(32.5)	(36.4)	(35.3)
Net Carrying Value at End of Year	$90.3	$67.9	$63.9

Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs decreased $1.1 million in fiscal year 2012 primarily due to lower building repairs and maintenance costs. Occupancy costs increased $1.0 million in fiscal year 2011 primarily due to facility improvement costs.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $45.7 million in fiscal year 2012 primarily due to $38.5 million of net insurance recoveries during fiscal year 2011 for losses incurred in previous years, $12.9 million in current year expenses of limited partnerships and similar structures that were consolidated as of September 30, 2011 and an $8.8 million increase in professional fees mainly related to acquisition activities and changes to our banking/finance business. The increases were partially offset by a $13.6 million decrease in consulting fees related to private equity performance fees.
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
Other Income (Expenses)

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Investment and other income, net	$199.7	$1.8	$127.6
Interest expense	(36.7)	(37.4)	(16.5)
Other income (expenses), net	$163.0	$(35.6)	$111.1
Other income (expenses) consists of net investment and other income and interest expense, excluding interest income and expense from banking/finance activities. Net investment and other income consists primarily of gains (losses) on trading investment securities, investments of consolidated SIPs and assets and liabilities of consolidated variable interest entities (“VIEs”); realized gains (losses) on sale of available-for-sale investment securities; income (losses) from equity method investees; dividend and interest income; other-than-temporary impairments and foreign currency exchange gains (losses).
Other income (expenses) increased $198.6 million in fiscal year 2012 primarily due to market valuation gains. Higher market valuations resulted in $25.6 million of net gains from the changes in fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) as compared to $80.0 million of net losses in the prior year. Recovery in the financial markets also resulted in a $69.7 million increase in income from equity method investees, a $36.0 million increase in net gains on trading investment securities, and a $20.2 million decrease in net losses from securities held by consolidated SIPs. These increases were partially offset by a $24.5 million decrease in realized gains on available-for-sale investment securities and a $13.2 million decrease in dividend income.

Other income (expenses) decreased $146.7 million in fiscal year 2011 primarily due to market valuation losses, partially offset by higher realized gains. Lower market valuations resulted in $80.0 million of net losses from the changes in fair value of the assets and liabilities of consolidated CLOs following implementation of new accounting guidance related to consolidation of VIEs, and in $36.1 million of net losses from securities held by consolidated SIPs as compared to $8.5 million of net gains in the prior year. Lower market valuations also resulted in a $31.6 million decrease in net gains on trading investment securities, a $21.0 million decrease in income from equity method investees, and a $12.1 million increase in other-than-temporary impairments on certain available-for-sale and other equity investments. In addition, interest expense increased by $20.9 million, primarily due to $900 million of long-term debt issued in May 2010. These decreases were partially offset by a $47.6 million increase in realized gains on available-for-sale investment securities.
Substantially all of the net gains (losses) of consolidated CLOs and limited partnerships and similar structures, and a significant noncontrolling percentage of the net gains (losses) from other consolidated SIPs are offset in noncontrolling interests in our consolidated statements of income.
Our investments in SIPs include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our SIPs investments.
The consolidated cash, cash equivalents and investments portfolio by investment objective at September 30, 2012 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$6,051.4	57%	$—	0%	$267.1	12%
Investment Securities
Equity
Global/international	459.5	5%	—	0%	346.0	15%
United States	26.7	0%	—	0%	0.2	0%
Total equity	486.2	5%	—	0%	346.2	15%
Hybrid	199.2	2%	—	0%	121.3	5%
Fixed-Income
Tax-free	26.8	0%	—	0%	—	0%
Taxable
Global/international	1,002.0	9%	84.2	7%	579.1	25%
United States	2,317.1	22%	1,046.4	93%	984.1	43%
Total fixed-income	3,345.9	31%	1,130.6	100%	1,563.2	68%
Total Investment Securities	4,031.3	38%	1,130.6	100%	2,030.7	88%
Other Investments	583.2	5%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$10,665.9	100%	$1,130.6	100%	$2,297.8	100%

Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated SIPs and VIEs holding the securities. Other investments include $424.1 million of investments in equity method investees that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.

Taxes on Income
As a multi-national corporation, we often provide our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate for fiscal year 2012 was 28.5% as compared to 30.6% in fiscal year 2011 and 29.9% in fiscal year 2010. The decrease in fiscal year 2012 was primarily due to changes in state tax legislation and lower net losses attributable to noncontrolling interests, partially offset by earnings in higher tax jurisdictions. The increase in fiscal year 2011 was primarily due to net losses attributable to noncontrolling interests, partially offset by the recognition of higher tax reserves in the prior year resulting from new legislation.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
Liquidity and Capital Resources
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Cash Flow Data
Operating cash flows	$1,066.2	$1,621.8	$1,651.0
Investing cash flows	873.4	435.9	(32.7)
Financing cash flows	(1,084.9)	(968.2)	(594.9)
Net cash provided by operating activities decreased in fiscal year 2012, despite an increase in net income, primarily due to higher purchases of trading securities, net gains of consolidated VIEs compared to net losses in the prior year, and a decrease in income taxes payable. Net cash provided by investing activities increased mainly due to cash recognized due to consolidation of a VIE, proceeds from sale of loans, higher liquidations of investments, net of purchases, and prior year acquisitions, partially offset by lower collections of loans receivable by consolidated VIEs. Net cash used in financing activities increased primarily due to a decrease in deposits and higher dividends paid on common stock, partially offset by proceeds from issuance of senior notes and lower repurchases of common stock.
Net cash provided by operating activities decreased in fiscal year 2011, despite an increase in net income, due to higher purchases of trading securities, a decrease in income taxes payable and higher net gains on sales of assets, partially offset by net losses of consolidated VIEs. Investing cash inflows in fiscal year 2011, as compared to investing cash outflows in the prior fiscal year, were mainly due to higher liquidations of investments, net of purchases, and a decrease in loans receivable held by consolidated VIEs. Net cash used in financing activities increased primarily due to proceeds from issuance of debt in the prior fiscal year, repayment of debt by consolidated VIEs, and higher repurchases of common stock, substantially offset by lower dividends paid on common stock, an increase in deposits, and higher net subscriptions of noncontrolling interests.
The assets and liabilities of our consolidated VIEs and consolidated SIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to these consolidated entities' assets, other than our direct equity investment in them, and management fees earned from them. The debt holders of these consolidated entities have no recourse to our assets beyond the level of our direct investment, therefore we bear no risks associated with the entities' liabilities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated SIPs, other than our direct investments in them, are excluded from the amounts and discussion below.

Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2012	2011	2010
Assets
Cash and cash equivalents	$5,784.3	$5,028.9	$4,119.7
Receivables	823.8	745.9	671.8
Investments	2,266.7	1,952.0	2,024.0
Total liquid assets	$8,874.8	$7,726.8	$6,815.5
Liabilities
Debt
Commercial paper	$—	$30.0	$30.0
Federal Home Loan Bank advances	69.0	69.0	51.0
Senior notes	1,497.1	899.2	898.9
Total debt	$1,566.1	$998.2	$979.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables, and certain investments. Cash and cash equivalents primarily consist of cash on hand, deposits with financial institutions, money market funds, securities of U.S. government-sponsored enterprises and the U.S. Treasury, and time deposits. Liquid investments consist of trading and available-for-sale securities, investments in equity method investees consisting of mutual fund SIPs, direct investments in redeemable consolidated SIPs, and time deposits with maturities greater than three months.
Cash and cash equivalents at September 30, 2012 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 46% and 54% at September 30, 2012, and 45% and 55% at September 30, 2011.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At September 30, 2012 our U.S. and non-U.S. subsidiaries held approximately $2,094.3 million and $1,988.8 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to approximately $2,140.4 million and $1,933.5 million held at September 30, 2011.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
In September 2012, we issued senior unsecured and unsubordinated notes with a total face value of $600.0 million. The notes consist of $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in September 2017 and $300.0 million issued at a fixed rate of 2.800% per annum which mature in September 2022. Net proceeds from the issuance of the notes were used in October 2012 to redeem our 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million, and in November 2012 to finance the acquisition of a majority interest in K2 Advisors Holdings LLC for $182.9 million in cash; the remaining net proceeds will be used for general corporate purposes.
In May 2010, we issued senior unsecured and unsubordinated notes with a total face value of $900.0 million. Of the notes, $300.0 million was issued at a fixed interest rate of 2.000% per annum and matures in 2013, $250.0 million was issued at a fixed interest rate of 3.125% per annum and matures in 2015, and $350.0 million was issued at a fixed interest rate of 4.625% per annum and matures in 2020. Net proceeds from the issuance of the notes were used for general corporate purposes.
Interest on our senior notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of September 30, 2012, we were in compliance with the covenants of the notes.
In prior years, we secured advances from the Federal Home Loan Bank (“FHLB”) to fund our banking services. At September 30, 2012, we had $69.0 million of FHLB advances outstanding with a weighted-average interest rate of 3.30%. FHLB advances are subject to collateralization requirements.
At September 30, 2012, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $117.8 million available through the secured Federal Reserve Bank short-term discount window, $15.3 million available in uncommitted short-term bank lines of credit and $12.3 million available in secured FHLB short-term borrowing capacity.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, acquire shares of our common stock, fund property and equipment purchases, invest in our SIPs, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $1.08 per share ($0.27 per share per quarter) and a special cash dividend of $2.00 per share in fiscal year 2012, and regular cash dividends of $1.00 per share ($0.25 per share per quarter) in fiscal year 2011. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal years 2012 and 2011, we repurchased 7.5 million and 8.2 million shares of our common stock at a cost of $797.4 million and $954.2 million. At September 30, 2012, approximately 7.2 million shares of our common stock remained available for repurchase under our stock repurchase program, which is not subject to an expiration date.
During fiscal years 2012 and 2011, we invested $365.0 million and $264.0 million, net of redemptions, in our SIPs.

In July 2011, we acquired all of the outstanding shares of Balanced Equity Management Pty. Limited, a specialty Australian equity manager, for $53.7 million in cash and 85,000 shares of Franklin common stock with an aggregate value of $11.4 million at the acquisition date, for a total purchase consideration of $65.1 million.
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
Contractual Obligations and Commercial Commitments
Contractual Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments. We believe that we can meet these obligations and commitments through existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

(in millions)	Payments Due by Period
as of September 30, 2012	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Time deposits[1]	$56.4	$29.7	$1.5	$10.5	$14.7
Debt[1]	1,848.3	363.1	336.8	366.6	781.8
Debt of consolidated SIPs[1]	128.2	49.9	8.7	21.5	48.1
Debt of consolidated VIEs[1]	1,233.0	14.6	30.2	52.2	1,136.0
Operating leases	198.4	46.8	79.0	43.3	29.3
Purchase obligations[2]	126.3	59.7	55.7	5.2	5.7
Total Contractual Obligations	3,590.6	563.8	511.9	499.3	2,015.6
Committed capital contributions[3]	68.8	41.3	18.2	2.9	6.4
Total Contractual Obligations and Commitments	$3,659.4	$605.1	$530.1	$502.2	$2,022.0
__________________________

[1]	Time deposits and debt amounts include scheduled principal and interest payments.

2.
Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

3.	Committed capital contributions primarily relate to discretionary commitments to invest in planned SIP launches.
The debt holders of consolidated VIEs and consolidated SIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities' liabilities. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products, in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
At September 30, 2012, our consolidated balance sheet includes liabilities for unrecognized tax benefits of $101.3 million and related accrued interest of $14.6 million (see Note 14 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are de minimus. However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2012 cannot be made. Consequently, unrecognized tax benefits have not been included in the table above.

Off-Balance Sheet Arrangements
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2012 and 2011, we held cash of approximately $202.4 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position. For additional information about our accounting policies, see Note 1 - Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We are generally considered to have a controlling financial interest when we own a majority of the voting interest in an entity. We also consolidate VIEs for which we are considered the primary beneficiary and non-VIE limited partnerships and similar structures for which we are deemed to have control.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.
The assessment of whether an entity is a VIE or voting interest entity (“VOE”) involves judgment and analysis on a structure by structure basis. When performing the assessment we consider factors such as the entity's legal organization and our contractual involvement with and ownership interest in the entity. A limited partnership or similar structure entity for which we are the general partner or managing member, our aggregate investment is not substantive and the limited partners or other investors do not have the substantive ability to remove us as the general partner or managing member, liquidate the entity or otherwise participate in the decision making of the entity is a VIE. Otherwise the entity is a VOE and we are presumed to control the entity unless the limited partners or other investors have the substantive ability to remove us as the general partner or managing member, liquidate the entity or otherwise participate in the decision making of the entity.
We use two models for determining whether we are the primary beneficiary of VIEs. For all investment entities with the exception of CLOs, we are considered to be the primary beneficiary if we have the majority of the risks or rewards of ownership. For all other VIEs, including CLOs, we are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
The variable interests that we have in investment entity VIEs consist of our equity ownership interest in and/or investment management and related service fees earned from these VIEs. We use expected cash flow scenarios to determine if our investment management and related service fees and/or equity ownership interests provide us with a majority of the VIE's expected losses or residual returns. Based on our evaluation, we determined that we are not the primary beneficiary of these VIEs.
We provide collateral management services to our sponsored CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities, and are considered VIEs. We generally earn senior and subordinated management fees from the CLOs based on the par value of outstanding debt securities and, in certain instances, may also receive performance-based fees. In addition, we hold equity interests in certain of these entities. We determined that we are the primary beneficiary of the CLOs as we have the power to direct the activities that most significantly impact the CLOs' economic performance in our role as collateral manager and hold a variable interest for which we have the right to receive benefits that could potentially be significant to the CLOs.
Our evaluation of whether we are the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The key estimates and assumptions used in our analyses may include the amount of AUM, investment management and related service fee rates, the life of the investment product, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs' economic performance and the obligation to absorb losses of or the right to receive benefits from VIEs that could potentially be significant to the VIEs.
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

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with our global pricing policy which defines valuation and pricing conventions for each security type. When available, we measure fair value based on the reported net asset value of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If these inputs are not available, we primarily employ a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, we utilize an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. We review and approve the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.

We record the majority of our investments at fair value or amounts that approximate fair value. We may also measure certain assets at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting or write-downs of individual assets. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
As of September 30, 2012, Level 3 assets represented 20% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and secured and unsecured debt securities of entities in emerging markets which are not traded in active markets. Level 3 liabilities, comprised of long-term debt of consolidated VIEs, represented 6% of total liabilities measured at fair value at September 30, 2012. Transfers into and out of Level 3 during fiscal year 2012 were immaterial.

Following are descriptions of the significant assets and liabilities measured at fair value, including the fair value methodologies used and hierarchy levels.
Investment Securities, Trading consist of non-consolidated SIPs. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair value of these securities is determined based on their published net asset values and they are classified as Level 1.
Investment Securities, Available-for-Sale consist primarily of non-consolidated SIPs, debt securities including securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities, mortgage-backed securities, and other equity securities. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. The fair value of SIPs is determined based on their published net asset values and they are classified as Level 1. The fair value of debt securities is determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.
The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on their published net asset values, and they are classified as Level 1.
Investment securities, available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For equity securities, we consider many factors, including the severity and duration of the decline in the fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings. For debt securities, if we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If we do not intend to sell or it is not more likely than not that we will be required to sell the security before anticipated recovery of its amortized cost, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security's amortized cost and the present value of the expected cash flows, and is recognized in earnings. Losses related to all other factors are recognized in accumulated other comprehensive income.
While we believe that we have accurately estimated the amount of other-than-temporary impairment in our investment portfolio, different assumptions could result in changes to the recorded amounts in our consolidated financial statements.
Investments of Consolidated SIPs consist of trading securities and other investments that are not generally traded in active markets. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of the trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies.

The investments that are not generally traded in active markets primarily consist of equity and secured and unsecured debt securities of entities in emerging markets. The fair value of these securities is generally determined using significant unobservable inputs and they are classified as Level 3. In these instances, we employ a market-based approach, using purchase multiples observed for comparable third-party transactions, projected operating results of the investment, valuations of comparable companies, and subsequent financing transactions entered into by the investee entities. If the market-based approach is not available, we utilize an income-based approach, which considers the net present value of anticipated future cash flows of the investment. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the investment. Investments that are not generally traded in active markets also include fund products for which the fair value is estimated using net asset value as a practical expedient and are classified as Level 3.
Investments and Debt of Consolidated VIEs consist of corporate debt securities held and debt issued by CLOs.  We elected the fair value option for all assets and liabilities of our consolidated CLOs. The fair values of the corporate debt securities and debt are primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. The CLOs may also hold securities and have issued debt that are classified as Level 3 because the fair value is determined using significant unobservable inputs. In these instances, we primarily employ the market-based approach described above for Level 3 securities held by consolidated SIPs.
While we believe the valuation methodologies described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. We amortize these intangible assets over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.
We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis.
Goodwill is tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit below its carrying value.
The goodwill impairment test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying value of the goodwill. We have one reporting unit, investment management and related services, consistent with our single operating segment, to which all goodwill has been assigned.  Prior
Indefinite-lived intangible assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.
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

We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2012. We did not recognize any impairment because our estimates of the fair values of our reporting unit and our indefinite-lived intangible assets exceeded their respective carrying values. The fair value of the investment management and related services reporting unit and over 86% of the indefinite-lived intangible assets exceeded their carrying values by more than 100%.
The assumptions used in our annual impairment tests for goodwill and indefinite-lived intangible assets were developed taking into account the ongoing volatility in the capital and credit markets. As a result, the growth rate assumptions used as of August 1, 2012 were lower than the historical compounded growth rates. We estimated the discounted future cash flows using a 6.0% compounded annual AUM growth rate for goodwill and over 86% of our indefinite-lived intangible assets, and a discount rate of 12.7%.
We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2012. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2012, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. The most relevant of these assumptions to determine future cash flows is the change in the amount of AUM. The assumptions used in our impairment tests are developed taking into consideration the ongoing market conditions. If the carrying value of an asset is not recoverable through the related undiscounted cash flows, the impairment loss is measured based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.

As of September 30, 2012, the undiscounted future cash flow projections for $30.9 million, or 70%, of our definite-lived intangible assets exceeded their carrying values by at least 35%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 5% to 6%. The assumptions used in the impairment tests for definite-lived intangible assets were developed taking into consideration current market conditions. As of September 30, 2012, a decline in AUM of approximately 27% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for fiscal year 2012.
While we believe that our impairment tests and the assumptions used to estimate fair value are reasonable and appropriate, if the assumptions used in our estimates of fair value change in the future, we may be required to record impairment charges or otherwise accelerate amortization expense.

Revenues
Investment management, shareholder servicing and distribution fees are recognized as earned over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. Sales commissions related to the sale of shares of SIPs are recognized on trade date. Investment management fees are generally determined based on a percentage of AUM, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Shareholder servicing fees are generally calculated based on the number and type of accounts serviced while distribution fees are generally based on a percentage of AUM.

AUM of SIPs is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type.
The pricing of the securities held by SIPs is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2012, our total AUM by fair value hierarchy level was 50.5% Level 1, 48.3% Level 2 and 1.2% Level 3.
As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM. While recent economic conditions have resulted in ongoing market price volatility, the fair value of substantially all of the securities held by SIPs continues to be derived from observable market inputs.
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We recognize the accrual of interest on uncertain tax positions in interest expense and penalties in other operating expenses.
As a multi-national corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $5.6 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2012. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2012 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
New Accounting Guidance
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

(in millions except per share data)
Quarter ended	December 31		March 31	June 30	September 30
Fiscal year 2012
Operating revenues	$1,701.9		$1,799.3	$1,783.6	$1,816.2
Operating income	632.4		617.1	643.0	622.7
Net income attributable to Franklin Resources, Inc.	480.8		503.2	455.3	492.1
Earnings per share
Basic	$2.21		$2.33	$2.12	$2.32
Diluted	$2.20		$2.32	$2.12	$2.31
Dividends per share	$2.27	[1]	$0.27	$0.27	$0.27
Common stock price per share
High	$112.38		$126.48	$127.83	$128.20
Low	$87.71		$94.38	$100.91	$105.98
AUM (in billions)
Ending	$670.3		$725.7	$707.1	$749.9
Average	675.0		706.9	710.7	726.7

Fiscal year 2011
Operating revenues	$1,700.3		$1,749.6	$1,853.0	$1,837.1
Operating income	659.2		629.5	682.7	688.4
Net income attributable to Franklin Resources, Inc.	501.2		503.1	503.3	416.0
Earnings per share
Basic	$2.24		$2.26	$2.27	$1.89
Diluted	$2.23		$2.25	$2.26	$1.88
Dividends per share	$0.25		$0.25	$0.25	$0.25
Common stock price per share
High	$125.00		$130.97	$131.65	$137.56
Low	$106.04		$108.33	$120.50	$93.58
AUM (in billions)
Ending	$670.7		$703.5	$734.2	$659.9
Average	655.6		687.2	726.7	714.4

____________

[1]	Includes a special cash dividend of $2.00 per share.
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
Our market risk from assets and liabilities of consolidated VIEs and consolidated SIPs is limited to that of our direct investments in, and management fees earned from, these entities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated SIPs are excluded from the discussion below.
AUM Market Price Risk
We are exposed to market risk through our investment management and distribution fees, which are generally calculated as a percentage of the market value of AUM. Changes in equity market prices, interest rates, credit spreads, foreign exchange rates, or a combination of these factors could cause the value of AUM to decline, which would result in lower investment management and distribution fees. Our exposure to these risks is minimized as we sponsor a broad range of investment products in various global jurisdictions, which serves to mitigate the impact of changes in any particular market(s) or region(s).
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable, deposits and debt obligations. At September 30, 2012, we had exposure from $1,782.7 million of investments in debt securities and SIPs that invest in debt securities, $254.4 million of net loans receivable and $522.3 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We minimize the impact of changes in interest rates related to our debt obligations by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. At September 30, 2012, all of our outstanding debt was issued at fixed rates. In addition, we monitor the interest rates and average maturities of our loan and deposit portfolios.
As of September 30, 2012, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loans receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling, and Canadian Dollar. These assets accounted for approximately 10% of total cash and cash equivalents and investments at September 30, 2012. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 6% of total cash and cash equivalents and investments at September 30, 2012. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2012.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,130.6	$1,243.7	$1,017.5
Investment securities, available-for-sale	870.0	957.0	783.0
Direct investments in consolidated VIEs and consolidated SIPs	405.5	446.1	365.0
Total	$2,406.1	$2,646.8	$2,165.5

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2012, 2011 and 2010.

CONTENTS	Page
Management’s Report on Internal Control Over Financial Reporting	62
Report of Independent Registered Public Accounting Firm	63
Consolidated Financial Statements of Franklin Resources, Inc. and its consolidated subsidiaries:
Consolidated Statements of Income for the fiscal years ended September 30, 2012, 2011 and 2010	64
Consolidated Balance Sheets as of September 30, 2012 and 2011	65
Consolidated Statements of Stockholders’ Equity, Redeemable Noncontrolling Interests and Comprehensive Income as of and for the fiscal years ended September 30, 2012, 2011 and 2010	67
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011 and 2010	70
Notes to Consolidated Financial Statements	72
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, redeemable noncontrolling interests and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 14, 2012

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2012	2011	2010
Operating Revenues
Investment management fees	$4,458.7	$4,531.4	$3,574.6
Sales and distribution fees	2,259.3	2,263.5	1,947.1
Shareholder servicing fees	302.5	300.8	283.9
Other, net	80.5	44.3	47.4
Total operating revenues	7,101.0	7,140.0	5,853.0
Operating Expenses
Sales, distribution and marketing	2,739.7	2,712.8	2,282.9
Compensation and benefits	1,255.5	1,231.2	1,081.0
Information systems and technology	182.9	173.1	165.6
Occupancy	129.9	131.0	130.0
General, administrative and other	277.8	232.1	234.8
Total operating expenses	4,585.8	4,480.2	3,894.3
Operating Income	2,515.2	2,659.8	1,958.7
Other Income (Expenses)
Investment and other income, net	199.7	1.8	127.6
Interest expense	(36.7)	(37.4)	(16.5)
Other income (expenses), net	163.0	(35.6)	111.1
Income before taxes	2,678.2	2,624.2	2,069.8
Taxes on income	762.7	803.4	618.3
Net income	1,915.5	1,820.8	1,451.5
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(20.9)	(101.6)	0.7
Redeemable noncontrolling interests	5.0	(1.2)	5.1
Net Income Attributable to Franklin Resources, Inc.	$1,931.4	$1,923.6	$1,445.7
Earnings per Share
Basic	$8.98	$8.66	$6.36
Diluted	$8.95	$8.62	$6.33
Dividends per Share	$3.08	$1.00	$3.88

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in millions)
as of September 30,	2012	2011
Assets
Cash and cash equivalents	$5,784.3	$5,028.9
Receivables	850.2	773.2
Investments (including $2,000.6 and $1,865.1 at fair value at September 30, 2012 and 2011)	2,583.8	2,422.4
Loans receivable, net	254.4	401.9
Assets of consolidated sponsored investment products
Cash and cash equivalents	42.8	81.5
Investments	1,046.6	945.7
Assets of consolidated variable interest entities
Cash and cash equivalents	224.3	88.2
Investments, at fair value	984.1	822.6
Loans receivable, net	—	149.4
Deferred taxes	94.9	107.9
Property and equipment, net	582.7	589.7
Goodwill and other intangible assets, net	2,141.9	2,148.2
Other	161.5	216.2
Total Assets	$14,751.5	$13,775.8
Liabilities
Compensation and benefits	$400.5	$400.9
Accounts payable and accrued expenses	241.6	265.9
Commissions	383.9	369.5
Deposits	671.7	890.2
Income taxes	11.4	128.8
Debt	1,566.1	998.2
Debt of consolidated sponsored investment products	110.2	134.9
Liabilities of consolidated variable interest entities
Debt (including $1,100.9 and $871.2 at fair value at September 30, 2012 and 2011)	1,100.9	1,035.4
Other, at fair value	61.9	32.3
Deferred taxes	276.3	274.4
Other	139.8	122.8
Total liabilities	4,964.3	4,653.3
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	26.7	18.6
[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
[Table continued from previous page]

(dollars in millions, except per share data)
as of September 30,	2012	2011
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 212,208,957 and 217,693,435 shares issued and outstanding, at September 30, 2012 and 2011	21.2	21.8
Retained earnings	9,084.4	8,443.5
Appropriated retained earnings of consolidated variable interest entities	33.7	19.0
Accumulated other comprehensive income	62.0	40.4
Total Franklin Resources, Inc. stockholders’ equity	9,201.3	8,524.7
Nonredeemable noncontrolling interests	559.2	579.2
Total stockholders’ equity	9,760.5	9,103.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,751.5	$13,775.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, REDEEMABLE NONCONTROLLING INTERESTS
AND COMPREHENSIVE INCOME

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests	Total Compre- hensive Income (Loss)
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
As of and for the fiscal years ended September 30, 2012, 2011 and 2010	Shares	Amount
Balance at October 1, 2009	229.3	$22.9	$—	$7,505.9	$—	$103.4	$7,632.2	$2.2	$7,634.4	$65.1
Net income				1,445.7			1,445.7	0.7	1,446.4	5.1	$1,451.5
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax						48.8	48.8		48.8		48.8
Currency translation adjustments						22.1	22.1		22.1		22.1
Net unrealized losses on defined benefit plans, net of tax						(0.6)	(0.6)		(0.6)		(0.6)
Total comprehensive income											1,521.8
Less: comprehensive income attributable to noncontrolling interests											5.8
Total comprehensive income attributable to Franklin Resources, Inc.											$1,516.0
Cash dividends on common stock				(886.1)			(886.1)		(886.1)
Repurchase of common stock	(6.6)	(0.6)	(140.0)	(535.2)			(675.8)		(675.8)
Issuance of common stock	1.3	0.1	110.4				110.5		110.5
Excess tax benefit from stock-based compensation			11.9				11.9		11.9
Stock-based compensation			17.7				17.7		17.7
Noncontrolling interests
Net subscriptions								0.5	0.5	67.7
Net deconsolidations of certain sponsored investment products								—	—	(118.4)
Disproportional dividends on equity investment				0.6			0.6		0.6
Balance at September 30, 2010	224.0	$22.4	$—	$7,530.9	$—	$173.7	$7,727.0	$3.4	$7,730.4	$19.5
Adjustment for adoption of new consolidation guidance				1.5	105.8	(0.7)	106.6		106.6
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, REDEEMABLE NONCONTROLLING INTERESTS
AND COMPREHENSIVE INCOME
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Non- controlling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests	Total Compre- hensive Income (Loss)
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
As of and for the fiscal years ended September 30, 2012, 2011 and 2010	Shares	Amount
Net income (loss)				1,923.6			1,923.6	(101.6)	1,822.0	(1.2)	1,820.8
Net loss reclassified to appropriated retained earnings					(86.8)		(86.8)	86.8
Other comprehensive income (loss)
Net unrealized losses on investments, net of tax						(78.6)	(78.6)		(78.6)		(78.6)
Currency translation adjustments						(53.7)	(53.7)		(53.7)		(53.7)
Net unrealized losses on defined benefit plans, net of tax						(0.3)	(0.3)		(0.3)		(0.3)
Total comprehensive income											1,688.2
Less: comprehensive loss attributable to noncontrolling interests											(102.8)
Total comprehensive income attributable to Franklin Resources, Inc.											1,791.0
Cash dividends on common stock				(221.5)			(221.5)		(221.5)
Repurchase of common stock	(8.2)	(0.8)	(165.9)	(787.5)			(954.2)		(954.2)
Issuance of common stock	1.9	0.2	139.8				140.0		140.0
Excess tax benefit from stock-based compensation			16.3				16.3		16.3
Stock-based compensation			9.8				9.8		9.8
Noncontrolling interests
Net subscriptions								110.7	110.7	135.8
Net consolidations (deconsolidations) of certain sponsored investment products								479.1	479.1	(135.5)
Purchase of noncontrolling equity interest				(3.5)			(3.5)	0.8	(2.7)
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, REDEEMABLE NONCONTROLLING INTERESTS
AND COMPREHENSIVE INCOME
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Non- controlling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests	Total Compre- hensive Income (Loss)
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
As of and for the fiscal years ended September 30, 2012, 2011 and 2010	Shares	Amount
Balance at September 30, 2011	217.7	$21.8	$—	$8,443.5	$19.0	$40.4	$8,524.7	$579.2	$9,103.9	$18.6
Net income (loss)				1,931.4			1,931.4	(20.9)	1,910.5	5.0	1,915.5
Net income reclassified to appropriated retained earnings					20.0		20.0	(20.0)	—
Other comprehensive income (loss)
Net unrealized gains on investments, net of tax						22.2	22.2		22.2		22.2
Currency translation adjustments						0.3	0.3		0.3		0.3
Net unrealized losses on defined benefit plans, net of tax						(0.9)	(0.9)		(0.9)		(0.9)
Total comprehensive income											1,937.1
Less: comprehensive loss attributable to noncontrolling interests											(15.9)
Total comprehensive income attributable to Franklin Resources, Inc.											$1,953.0
Cash dividends on common stock				(666.7)			(666.7)		(666.7)
Repurchase of common stock	(7.5)	(0.7)	(172.9)	(623.8)			(797.4)		(797.4)
Issuance of common stock	2.0	0.1	139.1				139.2		139.2
Excess tax benefit from stock-based compensation			22.0				22.0		22.0
Stock-based compensation			11.8				11.8		11.8
Noncontrolling interests
Net subscriptions								138.3	138.3	73.8
Net deconsolidations of certain sponsored investment products								(117.4)	(117.4)	(70.7)
Consolidation of variable interest entity					(5.3)		(5.3)		(5.3)
Balance at September 30, 2012	212.2	$21.2	$—	$9,084.4	$33.7	$62.0	$9,201.3	$559.2	$9,760.5	$26.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Net Income	$1,915.5	$1,820.8	$1,451.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212.0	243.6	267.4
Stock-based compensation	101.3	88.7	81.7
Excess tax benefit from stock-based compensation	(19.7)	(14.7)	(11.7)
Gains on sale of assets	(34.6)	(67.8)	(17.5)
Losses (income) from investments in equity method investees, net of tax	(68.6)	1.1	(19.9)
Other-than-temporary impairment of investments	10.1	13.6	1.5
Net losses on other investments of consolidated sponsored investment products	16.5	—	—
Net (gains) losses of consolidated variable interest entities	(23.9)	86.8	—
Provision for loan losses	5.5	4.6	3.3
Deferred income taxes	16.3	(3.3)	(12.1)
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(222.8)	(230.3)	(282.3)
Increase in trading securities, net	(577.8)	(257.7)	(72.9)
Increase in trading securities of consolidated sponsored investment products, net	(203.0)	(260.7)	(70.1)
Increase (decrease) in accrued compensation and benefits	(2.6)	72.9	122.0
Increase in commissions payable	14.4	65.5	83.0
Increase (decrease) in income taxes payable	(74.9)	32.5	93.9
Increase in other liabilities	2.5	26.2	33.2
Net cash provided by operating activities	1,066.2	1,621.8	1,651.0
Purchase of investments	(247.2)	(499.5)	(695.5)
Liquidation of investments	831.9	690.7	784.4
Purchase of investments by consolidated sponsored investment products	(188.5)	—	—
Liquidation of investments by consolidated sponsored investment products	55.9	—	—
Purchase of investments by consolidated variable interest entities	(417.5)	(1,058.2)	—
Liquidation of investments by consolidated variable interest entities	520.1	1,295.6	—
Decrease (increase) in loans receivable, net	26.0	(30.0)	(64.2)
Proceeds from sale of loans	141.8	—	—
Decrease in loans receivable held by consolidated variable interest entities, net	59.7	157.1	—
Additions of property and equipment, net	(78.4)	(131.7)	(57.4)
Acquisitions of subsidiaries, net of cash acquired	—	(111.1)	—
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Cash and cash equivalents recognized due to consolidation of variable interest entity	169.6	—	—
Cash and cash equivalents recognized due to adoption of new consolidation guidance	—	45.8	—
Cash and cash equivalents recognized due to consolidation adjustment for sponsored investment products	—	77.2	—
Net cash provided by (used in) investing activities	873.4	435.9	(32.7)
Increase (decrease) in deposits	$(218.5)	$234.5	$(8.8)
Issuance of common stock	49.1	49.6	41.8
Dividends paid on common stock	(663.0)	(216.3)	(883.5)
Repurchase of common stock	(797.4)	(954.2)	(675.8)
Excess tax benefit from stock-based compensation	19.7	14.7	11.7
Decrease in commercial paper, net	(30.0)	(0.1)	(34.5)
Proceeds from issuance of debt	592.3	20.0	952.0
Payments on debt	—	(2.2)	(66.0)
Proceeds from issuance of debt by consolidated sponsored investment products	122.6	—	—
Payments on debt by consolidated sponsored investment products	(144.7)	—	—
Payments on debt by consolidated variable interest entities	(227.1)	(358.0)	—
Noncontrolling interests	212.1	243.8	68.2
Net cash used in financing activities	(1,084.9)	(968.2)	(594.9)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(14.6)	(4.2)
Increase in cash and cash equivalents	852.8	1,074.9	1,019.2
Cash and cash equivalents, beginning of year	5,198.6	4,123.7	3,104.5
Cash and Cash Equivalents, End of Year	$6,051.4	$5,198.6	$4,123.7

Supplemental Disclosure of Non-Cash Information
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of certain sponsored investment products	$(188.1)	$343.6	$(118.4)
Increase in assets (liabilities), net related to consolidation of variable interest entities	(174.9)	60.8	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$819.8	$761.9	$533.3
Cash paid for interest	42.8	41.1	7.1
Cash paid for interest by consolidated sponsored investments products and consolidated variable interest entities	50.5	50.9	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company provides investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products” or “SIPs”). In addition to investment management, the Company's services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial, and other fiduciary services, as well as select private banking services.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2012 (“fiscal year 2012”).
Effective September 30, 2012, the Company changed the presentation of its consolidated balance sheets from a classified basis to an unclassified basis which does not distinguish balances as current or non-current. Management believes this presentation election is more useful to readers of its financial statements and provides improved disclosure of the Company's financial position because it aggregates assets and liabilities of the same nature. The previous classified presentation was not utilized to derive any metric by which the Company is measured. The new unclassified presentation is consistent with the manner in which management monitors its financial position, and reduces the presentation complexities resulting from the consolidation of SIPs and variable interest entities (“VIEs”). Amounts for the consolidated balance sheet as of September 30, 2011 have been reclassified to conform to the current year presentation.
Effective July 1, 2012, the Company has one operating segment, investment management and related services. Previously, the Company had a secondary operating segment, banking/finance, which offered select retail banking, private banking and consumer lending services. During fiscal year 2012, the Company significantly reduced these services and now only offers select private banking services to investment management clients. The Company's Chief Executive Officer, who is the chief operating decision maker, no longer reviews financial results from banking/finance activities, and now allocates resources and assesses performance at the consolidated level.
Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries and SIPs in which it has a controlling financial interest. The Company is generally considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. The Company also consolidates VIEs for which it is considered the primary beneficiary and non-VIE limited partnerships and similar structures for which it is deemed to have control. All material intercompany accounts and transactions have been eliminated.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.
The Company uses two models for determining whether it is the primary beneficiary of VIEs. For all investment entity VIEs with the exception of collateralized loan obligations (“CLOs”), the Company is considered to be the primary beneficiary if it has the majority of the risks or rewards of ownership. For all other VIEs, including CLOs, the Company is considered to be the primary beneficiary if it has the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
The variable interests that the Company has in investment entity VIEs consist of its equity ownership interest in and/or investment management and related service fees earned from these VIEs. The Company uses expected cash flow scenarios to determine if its investment management and related service fees and/or equity ownership interests provide it with a majority of the VIE's expected losses or residual returns. The Company's VIEs include CLOs and, prior to September 30, 2012, automobile loan securitization trusts. Under both models, the key estimates and assumptions used in the analyses may include the amount of assets under management (“AUM”), investment management and related service fee rates, the life of the investment product, prepayment rates, and the discount rate.
The Company is presumed to control non-VIE limited partnerships and similar structures for which it is the general partner or managing member unless the limited partners or other investors have the substantive ability to remove the Company as general partner or managing member, liquidate the entity or otherwise participate in the decision-making of the entity. The Company's risk of loss in these entities is limited to its investments in the entities as the general partner and managing member entities are structured as limited liability companies.
Earnings per Share. Basic earnings per share is computed by dividing net income available to the Company's common shareholders, which exclude participating securities, by the weighted average number of shares of common stock outstanding during the period. The Company's participating securities consist of its nonvested stock and stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method.
Fair Value Measurements. The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. The Company's assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between levels are recognized at the end of each quarter.

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

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with the Company's global pricing policy which defines valuation and pricing conventions for each security type. When available, fair value is measured based on the reported net asset value of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If these inputs are not available, the Company primarily employs a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. The Company reviews and approves the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.

The Company records the majority of its investments at fair value or amounts that approximate fair value on a recurring basis. Certain assets may also be measured at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting or write-downs of individual assets. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
Fair Value Option. The Company elected the fair value option for all assets and liabilities of its consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses on assets and liabilities for which the fair value option has been elected include interest income and expense and are recognized in investment and other income, net in the consolidated statements of income.
Cash and Cash Equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, time deposits, securities of U.S. government-sponsored enterprises and the U.S. Treasury, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value and, for disclosure purposes, they are classified as Level 1.
Receivables consist primarily of fees receivable from SIPs and are carried at invoiced amounts. Due to the short-term nature and liquidity of the receivables, the carrying values of these assets approximate fair value.
Investments consist of investment securities, trading and available-for-sale, investments in equity method investees and other investments.
Investment Securities, Trading consist of non-consolidated SIPs, and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair value of these securities is determined based on their published net asset values and they are classified as Level 1.
Investment Securities, Available-for-Sale consist primarily of non-consolidated SIPs, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities, mortgage-backed securities, and other equity securities. The securities are carried at fair value. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. The fair value of SIPs is determined based on their published net asset values and they are classified as Level 1. The fair value of debt securities is determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.
The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on their published net asset values, and they are classified as Level 1.
Investments in Equity Method Investees consist of equity investments in entities, including SIPs, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when the Company's ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies for which the Company is not deemed to have control are accounted for using the equity method of accounting when the Company's investment is considered to be more than minor. Under the equity method of accounting, the investments are initially carried at cost and subsequently adjusted by the Company's proportionate share of the entities' net income, which is recognized in earnings.
Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and are not marketable, time deposits and life settlement contracts. The equity investments are accounted for under the cost method. For disclosure purposes, the fair value of these investments is generally estimated based on their net asset value and they are classified as Level 3. Time deposits that have maturities greater than three months but less than one year from the date of purchase are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of the time deposits approximate fair value, and they are classified as Level 2. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs, and are classified as Level 3. Inputs used to determine the fair value include life expectancy assumptions and internal rates of return.
Impairment of Investments. Investments other than trading securities are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For equity securities, the Company considers many factors, including the severity and duration of the decline in the fair value below cost, the Company's intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings. For debt securities, if the Company intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security's amortized cost and the present value of the expected cash flows, and is recognized in earnings. Losses related to all other factors are recognized in accumulated other comprehensive income.
Loans Receivable, net consist primarily of private banking loans to investment management clients. Prior to September 30, 2012, loans receivable also included retail banking and consumer lending portfolios. Interest on the loans is accrued using the effective interest method. The majority of private banking loans carry variable interest rates, which are adjusted periodically. Loans receivable are carried at cost, net of an allowance for loan losses. For disclosure purposes, the fair value of loans receivable is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions, and they are classified as Level 3. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value and they are classified as Level 2.
Allowance for Loan Losses. An allowance for losses on loans receivable is maintained at a level sufficient to absorb probable losses inherent in the loans. Probable losses are estimated based on contractual delinquency status and historical loss experience. The allowance is based on aggregated portfolio segment evaluations, generally by loan type, and reflects the Company's judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for loan losses when it is deemed probable to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for loan losses.
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
Cash and Cash Equivalents of Consolidated SIPs consist of cash on hand and deposits with financial institutions and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value and, for disclosure purposes, they are classified as Level 1.
Investments of Consolidated SIPs consist of trading securities and other investments that are not generally traded in active markets, and are carried at fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of the trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies.
The investments that are not generally traded in active markets primarily consist of equity and secured and unsecured debt securities of entities in emerging markets. The fair value of these securities is generally determined using significant unobservable inputs and they are classified as Level 3. In these instances, the Company employs a market-based approach, using purchase multiples observed for comparable third-party transactions, projected operating results of the investment, valuations of comparable companies, and subsequent financing transactions entered into by the investee entities. If the market-based approach is not available, the Company utilizes an income-based approach, which considers the net present value of anticipated future cash flows of the investment. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the investment. Investments that are not generally traded in active markets also include fund products for which the fair value is estimated using net asset value as a practical expedient and are classified as Level 3.
Cash and Cash Equivalents of Consolidated VIEs consist primarily of highly liquid investments, primarily short-term money market instruments, which are not traded on an active market. The fair value of these instruments is based on market observable inputs and they are classified as Level 2.
Investments of Consolidated VIEs consist of corporate debt securities and are carried at fair value. The fair value is primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2. If independent price quotes are not available the fair value is determined using significant unobservable inputs and the securities are classified as Level 3. In these instances, the Company primarily employs the market-based approach described above for Level 3 securities held by consolidated SIPs.
Loans Receivable of Consolidated VIEs, net consisted of automobile loans in securitization trusts which were carried at cost, net of an allowance for loan losses. For disclosure purposes, the fair value was estimated using discounted cash flow models with interest rates that considered the credit and interest rate risks inherent in the loans and the economic and lending conditions.
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
Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying value. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any, of the carrying value of the asset over its respective fair value. Fair value is determined by discounted future cash flows models, appraisals or other applicable methods.
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. These intangible assets are amortized over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.
Goodwill is tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit below its carrying value.
The goodwill impairment test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of any impairment. In the second step, impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying value of the goodwill. The Company has one reporting unit, investment management and related services, consistent with its single operating segment, to which all goodwill has been assigned. Prior to July 1, 2012, the Company had a second reporting unit and operating segment, to which no goodwill had been assigned.
Indefinite-lived intangible assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.
In estimating the fair value of the reporting unit and indefinite-lived intangible assets, the Company uses valuation techniques based on an income approach under which future cash flows are discounted. The future cash flow estimates include assumptions about revenue and AUM growth rates, the pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on the Company's weighted average cost of capital.
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, the Company estimates the undiscounted future cash flows to be derived from these assets. The future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. If the carrying value of the asset is not recoverable through the related undiscounted cash flows, the impairment loss is measured based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.
Deposits are carried at the aggregate amount of deposits held and include interest-bearing and non-interest-bearing demand deposits, savings and time deposits. The fair value of deposits with no stated maturities is considered to approximate their carrying value because they are payable on demand. For disclosure purposes, the fair value of deposits with stated maturities is estimated based on discounted cash flow models using interest rates offered by comparable institutions on deposits with similar remaining maturities. All of the deposits are classified as Level 2.
Debt consists of commercial paper, Federal Home Loan Bank ("FHLB") advances and senior notes.
Commercial Paper is carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying value approximates fair value and, for disclosure purposes, they are classified as Level 2.
FHLB Advances are carried at the aggregate amount of outstanding advances. For disclosure purposes, the fair value is estimated using discounted cash flow models using rates available to the Company for FHLB advances with similar terms and remaining maturities and they are classified as Level 2.
Senior Notes are carried at amortized cost. For disclosure purposes, the fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates. The notes are classified as Level 2.
Debt of Consolidated SIPs is carried at amortized cost. For disclosure purposes, the fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions. The debt is classified as Level 3.
Debt of Consolidated VIEs consists of debt of CLOs, and is carried at fair value. Prior to September 30, 2012, debt of consolidated VIEs also included debt of securitization trusts, which was carried at amortized cost. The fair value of the debt of CLOs is primarily obtained from independent third-party broker or dealer price quotes, in which case the debt is classified as Level 2. The CLOs also issued debt that is classified as Level 3 because its fair value is determined using significant unobservable inputs. In these instances, the Company employs a market-based approach, which uses prices of recent transactions, various market multiples, book values and other relevant information for the instrument or related or other comparable debt instruments to determine the fair value. If the market-based approach is not available, the Company utilizes an income-based approach, which considers the net present value of anticipated future cash flows of the instrument. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the instrument. For disclosure purposes, the fair value of the debt of securitization trusts was determined using independent third-party broker or dealer price quotes.

Other Liabilities of Consolidated VIEs consist primarily of investment trades pending settlement and are carried at fair value. The fair value of the liabilities is obtained from independent third-party broker or dealer quotes and they are classified as Level 2.
Noncontrolling Interests relate almost entirely to consolidated SIPs. Noncontrolling interests that are currently redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity. Nonredeemable noncontrolling interests are classified as a component of equity. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable and redeemable noncontrolling interests in the consolidated statements of income. Sales and redemptions of shares of consolidated SIPs are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.
Appropriated Retained Earnings of Consolidated VIEs represents the difference between the fair values of consolidated CLOs' assets and liabilities. These amounts are recognized as appropriated retained earnings as the CLO debt holders, not the Company, will ultimately receive the benefits or absorb the losses associated with the CLOs' assets and liabilities. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable noncontrolling interests in the consolidated statements of income.
Revenues. Fees from providing investment management and fund administration services (“investment management fees”), shareholder servicing fees and distribution fees are recognized as earned, over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. Sales commissions related to the sale of shares of SIPs are recognized on trade date. Investment management fees are generally determined based on a percentage of AUM, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Shareholder servicing fees are generally calculated based on the number and type of accounts serviced while distribution fees are generally based on a percentage of AUM.
AUM of SIPs is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate significant unobservable inputs as appropriate for each security type and represent an insignificant percentage of total AUM. Pricing of the securities held by SIPs is governed by the Company's global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.
Advertising and Promotion costs are expensed as incurred.
Stock-based Compensation. The fair value of share-based payment awards is estimated on the date of grant based on the market price of the underlying shares of the Company's common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three years. Expense relating to awards subject to performance conditions is recognized if it is probable that the performance goals will be achieved. The probability of achievement is assessed on a quarterly basis. The total number of awards expected to vest is adjusted for estimated forfeitures.
Postretirement Benefits. Defined contribution plan costs are expensed as incurred. Defined benefit plan costs are expensed as the benefits are earned.
Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.

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
Note 2 – New Accounting Guidance
Accounting Guidance Adopted During Fiscal Year 2012
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
See Note 7 – Fair Value Measurements and Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for the expanded disclosures.
New Accounting Guidance Not Yet Adopted
In July 2012, the FASB issued an amendment to the existing impairment guidance for indefinite-lived intangible assets. The amendment permits a reporting entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative impairment test for indefinite-lived intangible assets. The amendment is effective for the Company in the first quarter of the fiscal year ending September 30, 2013 (“fiscal year 2013”). The Company does not expect the adoption of the amendment to have a material impact on its consolidated financial statements.
In September 2011, the FASB issued an amendment to the existing impairment guidance for goodwill. The amendment permits a reporting entity to first assess qualitative factors to determine whether it is necessary to perform step one of the two-step annual goodwill impairment test. The amendment is effective for the Company in the first quarter of fiscal year 2013. The Company does not expect the adoption of the amendment to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued an amendment to the existing requirements for the presentation of comprehensive income. The amendment requires the components of net income and other comprehensive income to be presented in one continuous statement or in two separate but consecutive statements. The adoption of the amendment in the first quarter of fiscal year 2013 will result in changes to the Company's presentation of total comprehensive income.

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
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions except per share data)
for the fiscal years ended September 30,	2012	2011	2010
Net Income Attributable to Franklin Resources, Inc.	$1,931.4	$1,923.6	$1,445.7
Less: Allocation of earnings to participating nonvested stock and stock unit awards	11.7	8.6	7.6
Net Income Available to Common Stockholders	$1,919.7	$1,915.0	$1,438.1

Weighted-average shares outstanding – basic	213.8	221.0	226.1
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.6	1.1	1.3
Weighted-Average Shares Outstanding – Diluted	214.4	222.1	227.4

Earnings per Share
Basic	$8.98	$8.66	$6.36
Diluted	$8.95	$8.62	$6.33
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.1 million for the fiscal year ended September 30, 2012, de minimus for the fiscal year ended September 30, 2011, and 0.4 million for the fiscal year ended September 30, 2010.
Note 5 – Cash and Cash Equivalents
The disclosures below include details of the Company’s cash and cash equivalents, excluding those of consolidated VIEs and consolidated SIPs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the cash and cash equivalents of these entities.

Cash and cash equivalents consisted of the following:

(in millions)
as of September 30,	2012	2011
Cash on hand and non-interest-bearing deposits with financial institutions	$74.7	$58.0
Interest-bearing deposits with financial institutions	826.5	717.2
SIP money market funds	2,233.4	1,887.8
Securities of U.S. government-sponsored enterprises and the U.S. Treasury	1,560.0	1,173.5
Time deposits	1,019.8	1,113.9
Other	69.9	78.5
Total	$5,784.3	$5,028.9
Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve balances on deposits with the Federal Reserve Banks. The required reserve balances were $13.3 million at September 30, 2012, and $7.8 million at September 30, 2011.
The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated VIEs and consolidated SIPs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2012	2011
Investment securities, trading	$1,130.6	$528.6
Investment securities, available-for-sale
SIPs	587.2	925.7
Securities of U.S. states and political subdivisions	26.8	41.5
Securities of the U.S. Treasury and federal agencies	2.4	2.4
Corporate debt securities[1]	70.3	121.6
Mortgage-backed securities – agency residential[2]	169.3	221.6
Other equity securities	14.0	23.7
Total investment securities, available-for-sale	870.0	1,336.5
Investments in equity method investees	489.0	491.5
Other investments	94.2	65.8
Total	$2,583.8	$2,422.4
________________

[1]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

[2]	Consists of U.S. government-sponsored enterprise obligations.
At September 30, 2012 and 2011, investment securities with aggregate carrying amounts of $120.4 million and $156.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $45.2 million and $60.8 million were pledged as collateral for outstanding FHLB borrowings and amounts available in secured FHLB short-term borrowing capacity, and $7.3 million and $6.9 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 12 – Debt).

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of September 30, 2012	Cost Basis	Gains	Losses	Fair Value
SIPs	$516.8	$72.1	$(1.7)	$587.2
Securities of U.S. states and political subdivisions	25.6	1.2	—	26.8
Securities of the U.S. Treasury and federal agencies	2.4	—	—	2.4
Corporate debt securities	70.0	0.3	—	70.3
Mortgage-backed securities – agency residential	164.8	4.5	—	169.3
Other equity securities	13.5	0.6	(0.1)	14.0
Total	$793.1	$78.7	$(1.8)	$870.0

(in millions)		Gross Unrealized
as of September 30, 2011	Cost Basis	Gains	Losses	Fair Value
SIPs	$877.6	$78.0	$(29.9)	$925.7
Securities of U.S. states and political subdivisions	40.0	1.5	—	41.5
Securities of the U.S. Treasury and federal agencies	2.4	—	—	2.4
Corporate debt securities	120.0	1.6	—	121.6
Mortgage-backed securities – agency residential	216.7	4.9	—	221.6
Other equity securities	23.1	0.8	(0.2)	23.7
Total	$1,279.8	$86.8	$(30.1)	$1,336.5

The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $49.9 million, $(29.0) million and $70.4 million for fiscal years 2012, 2011 and 2010. The tax effects of the net unrealized holding gains (losses) included in accumulated other comprehensive income were $0.9 million, $8.4 million and $(6.8) million for fiscal years 2012, 2011 and 2010.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2012
SIPs	$30.0	$(0.7)	$21.7	$(1.0)	$51.7	$(1.7)
Other equity securities	4.4	(0.1)	—	—	4.4	(0.1)
Total	$34.4	$(0.8)	$21.7	$(1.0)	$56.1	$(1.8)

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2011
SIPs	$228.9	$(29.7)	$4.7	$(0.2)	$233.6	$(29.9)
Other equity securities	—	—	4.1	(0.2)	4.1	(0.2)
Total	$228.9	$(29.7)	$8.8	$(0.4)	$237.7	$(30.1)

The Company recognized other-than-temporary impairment of available-for-sale investments, primarily related to SIPs, in the amounts of $10.1 million, $7.3 million and $1.5 million during fiscal years 2012, 2011 and 2010. In fiscal year 2011, the Company also recognized $6.3 million of other-than-temporary impairment of investments in equity method investees and other. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal years 2012, 2011 and 2010.
At September 30, 2012, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$72.9	$73.2
Due after one year through five years	20.9	21.8
Due after five years through ten years	2.6	2.8
Due after ten years	1.6	1.7
Total	$98.0	$99.5
Mortgage-backed securities are not included in the table above as their actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated VIEs and consolidated SIPs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Investment securities, trading	$1,058.6	$69.3	$2.7	$1,130.6
Investment securities, available-for-sale
SIPs	587.2	—	—	587.2
Securities of U.S. states and political subdivisions	—	26.8	—	26.8
Securities of the U.S. Treasury and federal agencies	—	2.4	—	2.4
Corporate debt securities	—	70.3	—	70.3
Mortgage-backed securities – agency residential	—	169.3	—	169.3
Other equity securities	14.0	—	—	14.0
Life settlement contracts	—	—	12.1	12.1
Total Assets Measured at Fair Value	$1,659.8	$338.1	$14.8	$2,012.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2011
Assets
Investment securities, trading	$454.0	$74.6	$—	$528.6
Investment securities, available-for-sale
SIPs	925.7	—	—	925.7
Securities of U.S. states and political subdivisions	—	41.5	—	41.5
Securities of the U.S. Treasury and federal agencies	—	2.4	—	2.4
Corporate debt securities	—	121.6	—	121.6
Mortgage-backed securities – agency residential	—	221.6	—	221.6
Other equity securities	19.5	4.1	0.1	23.7
Life settlement contracts	—	—	10.8	10.8
Total Assets Measured at Fair Value	$1,399.2	$465.8	$10.9	$1,875.9
There were no transfers between Level 1 and Level 2 during fiscal year 2012, and there were no significant transfers between Level 1 and Level 2 during fiscal years 2011 and 2010. There were no transfers into or out of Level 3 during fiscal years 2012, 2011 and 2010.
The changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(in millions)	2012		2011	2010
for the fiscal years ended September 30,
Balance at beginning of year	$10.9		$32.7	$39.9
Adjustment for adoption of new consolidation guidance	—		(23.3)	—
Total realized and unrealized gains (losses):
Included in investment and other income, net	3.3		2.9	6.2
Included in accumulated other comprehensive income	—		—	(0.4)
Purchases, sales and settlements, net	0.6	[1]	(1.4)	(13.0)
Balance at end of year	$14.8		$10.9	$32.7
Change in unrealized gains included in net income relating to assets held at September 30	$1.3		$1.2	$4.9
_________________
1     Consists of purchases of $3.9 million, net of settlements of $3.3 million.

The fair values of life settlement contracts were determined using a discounted cash flow valuation technique. Significant unobservable inputs used in the fair value measurements at September 30, 2012 included life expectancy, which ranged from 22 months to 171 months with a weighted-average of 82 months, and internal rate of return, which ranged from 1.5% to 22.3% with a weighted-average of 11.7%. A significant increase (decrease) in the life expectancy or the internal rate of return in isolation would result in a significantly lower (higher) fair value measurement.

Financial instruments that were not measured at fair value were as follows:

(in millions)	2012			2011
as of September 30,	Carrying Value	Estimated Fair Value	Fair Value Level	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,784.3	$5,784.3	1	$5,028.9	$5,028.9
Other investments[1]	80.2	85.1	2 or 3	51.3	56.9
Loans receivable, net	254.4	258.7	2	401.9	403.1
Financial Liabilities
Deposits	$671.7	$672.4	2	$890.2	$892.7
Debt:
Commercial paper	—	—	N/A	30.0	30.0
FHLB advances	69.0	74.5	2	69.0	72.6
Senior notes	1,497.1	1,571.2	2	899.2	942.3
_________________
1     Primarily consist of Level 3 assets.
Note 8 – Loans and Allowance for Loan Losses
The disclosures below include details of the Company’s loans and allowance for loan losses, excluding those of consolidated VIEs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the loans and allowance for loan losses of these entities.
Loans receivable by major category consisted of the following:

(in millions)
as of September 30,	2012	2011
Commercial loans	$49.3	$38.7
Real estate mortgage loans	64.6	77.3
Installment loans	138.8	286.3
Other	2.2	4.8
Total loans receivable	254.9	407.1
Less: allowance for loan losses	(0.5)	(5.2)
Loans Receivable, Net	$254.4	$401.9
At September 30, 2012, loans receivable, net primarily consisted of private banking loans to investment management clients. Loans receivable at September 30, 2011 also included retail banking and consumer lending portfolios, which were sold during fiscal year 2012. No loan loss allowance is provided on private banking loans because these loans generally are payable on demand and are fully secured by assets under the Company's control or subject to rights of offset. At September 30, 2012 and 2011, loans receivable with aggregate carrying values of $54.1 million and $47.7 million were pledged as collateral for the ability to obtain FHLB advances.
Interest income on loans receivable totaled $16.9 million, $19.7 million and $15.6 million, with average rates of 4.59%, 4.73% and 4.21%, for fiscal years 2012, 2011 and 2010.

Maturities of loans receivable at September 30, 2012 were as follows:

(in millions)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$47.4	$1.9	$—	$49.3
Real estate mortgage loans	2.7	1.4	60.5	64.6
Installment loans	121.3	6.9	10.6	138.8
Other	1.6	0.1	0.5	2.2
Total	$173.0	$10.3	$71.6	$254.9
Contractual maturities of loans receivable due after one year by repricing characteristic at September 30, 2012 were as follows:

(in millions)	Carrying Value
Loans at fixed interest rates	$64.1
Loans at floating or adjustable interest rates	17.8
Total	$81.9
Changes in the allowance for loan losses were as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Balance at beginning of year	$5.2	$5.4	$7.0
Provision for loan losses	5.3	4.2	3.3
Charge-offs	(4.3)	(6.4)	(6.7)
Recoveries	2.4	2.0	1.8
Loans sold	(8.1)	—	—
Balance at End of Year	$0.5	$5.2	$5.4
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	0.63%	1.07%	1.31%
Allowance for loan losses as a percentage of loans receivable	0.20%	1.28%	1.43%
Loans receivable by impairment methodology were as follows:

(in millions)	2012		2011		2010
as of September 30,	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$254.4	$0.5	$390.8	$16.3	$362.3	$18.0
Less: allowance for loan losses	(0.4)	(0.1)	(3.6)	(1.6)	(3.5)	(1.9)
Total	$254.0	$0.4	$387.2	$14.7	$358.8	$16.1

Non-accrual, past due and restructured loans were as follows:

(in millions)
as of September 30,	2012	2011
Non-accrual loans	$2.4	$8.3
Loans delinquent for 90 days or more	—	—
Loans modified in troubled debt restructurings	—	9.3
Interest income recognized for loans modified in troubled debt restructurings was not significant in fiscal years 2012, 2011 and 2010.
Note 9 – Property and Equipment, Net
Property and equipment consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2012	2011
Furniture, software and equipment	$667.4	$647.1	3 – 10
Premises and leasehold improvements	560.3	552.0	5 – 35
Land	75.0	75.2	N/A
Total cost	1,302.7	1,274.3
Less: Accumulated depreciation and amortization	(720.0)	(684.6)
Property and Equipment, Net	$582.7	$589.7
Depreciation and amortization expense related to property and equipment was $67.9 million, $71.5 million and $67.7 million in fiscal years 2012, 2011 and 2010. No impairment loss in value of property and equipment was recognized during fiscal years 2012, 2011 and 2010 as the Company determined there was no indicator of impairment.
Note 10 – Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011
Balance at beginning of year	$1,536.2	$1,444.3
Business combinations	—	104.6
Foreign exchange and other	4.6	(12.7)
Balance at End of Year	$1,540.8	$1,536.2

Intangible assets were as follows:

	2012			2011
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Definite-lived intangible assets
Customer base	$166.6	$(135.9)	$30.7	$166.1	$(126.8)	$39.3
Other	49.3	(36.0)	13.3	47.7	(34.1)	13.6
	215.9	(171.9)	44.0	213.8	(160.9)	52.9
Indefinite-lived intangible assets
Management contracts	557.1	—	557.1	559.1	—	559.1
Total	$773.0	$(171.9)	$601.1	$772.9	$(160.9)	$612.0
The Company's annual impairment tests of goodwill and indefinite-lived intangible assets as of August 1, 2012, 2011 and 2010 indicated that there was no impairment in the value of these assets.
Amortization expense related to definite-lived intangible assets was $10.6 million, $10.9 million and $10.4 million for fiscal years 2012, 2011 and 2010. No impairment loss in the value of the assets was recognized during these periods.
The estimated remaining amortization expense related to definite-lived intangible assets as of September 30, 2012 was as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2013	$10.5
2014	10.5
2015	10.3
2016	5.6
2017	1.4
Thereafter	5.7
Total	$44.0
Note 11 – Deposits
Deposits, all of which are held in the Company’s U.S. offices, were as follows:

(in millions)
as of September 30,	2012	2011
Non-interest-bearing demand deposits	$149.4	$189.6
Interest-bearing deposits
Demand deposits	12.7	25.2
Savings deposits	461.2	575.9
Time deposits	48.4	99.5
Total interest-bearing deposits	522.3	700.6
Total	$671.7	$890.2
Interest expense on deposits totaled $2.9 million, $4.1 million and $4.7 million, with average rates of 0.42%, 0.74% and 0.83%, for fiscal years 2012, 2011 and 2010.

Maturities of time deposits in amounts of $100,000 or more were as follows:

(in millions)
as of September 30, 2012	Amount
3 months or less	$11.8
Over 3 months through 6 months	0.2
Over 12 months	0.1
Total	$12.1
Note 12 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	2012	Effective Interest Rate	2011	Effective Interest Rate
as of September 30,
Commercial paper	$—	N/A	$30.0	0.16%
FHLB advances	69.0	3.30%	69.0	3.30%
Senior notes
$300 million 2.000% notes due May 2013	299.9	2.28%	299.7	2.28%
$250 million 3.125% notes due May 2015	249.9	3.32%	249.8	3.32%
$300 million 1.375% notes due September 2017	298.4	1.66%	—	N/A
$350 million 4.625% notes due May 2020	349.7	4.74%	349.7	4.75%
$300 million 2.800% notes due September 2022	299.2	2.93%	—	N/A
	1,497.1		899.2
Total Debt	$1,566.1		$998.2
In prior years, the Company secured advances from the FHLB to fund its banking services. The outstanding advances are subject to collateralization requirements.
In September 2012, the Company issued senior unsecured and unsubordinated notes with a total face value of $600.0 million due in September 2017 and 2022. Net proceeds from the issuance of the notes were used in October 2012 to redeem the $300 million 2.000% senior notes due in May 2013, and in November 2012 to finance the acquisition of a majority interest in K2 Advisors Holdings LLC (see Note 21 – Subsequent Events); the remaining net proceeds will be used for general corporate purposes. The notes have fixed interest rates with interest payable semi-annually. The notes were issued at a collective discount of $2.4 million that is being amortized over the term of the notes. The Company incurred approximately $5.3 million in debt issuance costs, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes.
The senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. As of September 30, 2012, the Company was in compliance with the covenants of the notes.

At September 30, 2012, contractual maturities for debt were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$318.4
2014	—
2015	260.4
2016	8.0
2017	298.4
Thereafter	680.9
Total	$1,566.1
At September 30, 2012, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $270.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $117.8 million available through the secured Federal Reserve Bank short-term discount window, $15.3 million available in uncommitted short-term bank lines of credit and $12.3 million available in secured FHLB short-term borrowing capacity.
Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products
The Company sponsors and manages various types of investment products, which consist of both VIEs and non-VIEs. As described in Note 1 – Significant Accounting Policies, the Company consolidates the non-VIE products which it controls and the VIE products for which it is the primary beneficiary. The Company has no right to the consolidated products' assets, other than its direct equity investment in them, and management fees earned from them. The debt holders of these consolidated entities have no recourse to the Company's assets beyond the level of its direct investment, therefore the Company bears no risks associated with the entities' liabilities. Prior to September 30, 2012, the Company also consolidated certain automobile loan securitization trust VIEs, for which its risk of loss was limited in the same manner as for the consolidated investment products.

The balances of consolidated VIEs and consolidated SIPs included in the Company's consolidated balance sheets were as follows:

	2012			2011
(in millions)	Consolidated			Consolidated
as of September 30,	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$224.3	$42.8	$267.1	$88.2	$81.5	$169.7
Receivables	2.7	23.7	26.4	12.0	15.3	27.3
Investments	984.1	1,046.6	2,030.7	822.6	945.7	1,768.3
Loans receivable, net	—	—	—	149.4	—	149.4
Other assets	—	0.7	0.7	17.8	0.8	18.6
Total Assets	$1,211.1	$1,113.8	$2,324.9	$1,090.0	$1,043.3	$2,133.3
Liabilities
Accounts payable and accrued expenses	$—	$21.8	$21.8	$—	$14.2	$14.2
Debt, at fair value	1,100.9	—	1,100.9	871.2	—	871.2
Debt	—	110.2	110.2	164.2	134.9	299.1
Other liabilities	61.9	8.5	70.4	32.3	8.5	40.8
Total liabilities	1,162.8	140.5	1,303.3	1,067.7	157.6	1,225.3
Redeemable Noncontrolling Interests	—	26.7	26.7	—	18.6	18.6
Stockholders' Equity
Nonredeemable noncontrolling interests	—	556.8	556.8	—	575.1	575.1
Other equity	48.3	389.8	438.1	22.3	292.0	314.3
Total stockholders' equity	48.3	946.6	994.9	22.3	867.1	889.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,211.1	$1,113.8	$2,324.9	$1,090.0	$1,043.3	$2,133.3
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company in fiscal years 2012, 2011 and 2010.
Consolidated VIEs - Collateralized Loan Obligations
The Company provides collateral management services to its sponsored CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities, and are considered VIEs. The Company generally earns senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, the Company holds equity interests in certain of these entities. The debt holders of the CLOs have recourse only to the corresponding collateralized assets, which cannot be used by the Company for any other purpose. Scheduled debt payments are based on the performance of the CLOs collateral pool and may be prepaid prior to the contractual maturity dates. The Company is the primary beneficiary of the CLOs as it has the power to direct the activities that most significantly impact the CLOs' economic performance in its role as collateral manager and holds a variable interest for which the Company has the right to receive benefits that could potentially be significant to the CLOs.

The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

(in millions)	2012	2011
for the fiscal years ended September 30,
Net gains from changes in fair value of assets	$90.9	$34.0
Net losses from changes in fair value of liabilities	(65.3)	(114.0)
Total net gains (losses)	$25.6	$(80.0)
The following table presents the unpaid principal balance and fair values of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Long-term Debt
as of September 30, 2012
Unpaid principal balance	$996.1	$7.2	$1,186.5
Excess unpaid principal over fair value	(12.0)	(6.7)	(85.6)
Fair value	$984.1	$0.5	$1,100.9

as of September 30, 2011
Unpaid principal balance	$887.8	$21.6	$1,044.9
Excess unpaid principal over fair value	(65.2)	(10.2)	(173.7)
Fair value	$822.6	$11.4	$871.2
Consolidated VIEs - Automobile Loan Securitization Trusts
In previous years, the Company entered into automobile loan securitization transactions with securitization trusts, which then issued asset-backed securities to private investors. The securitization transactions were comprised of prime, non-prime and sub-prime contracts for retail installment sales that were secured by new and used automobiles purchased from motor vehicle dealers. The Company retained the interest-only strips receivable and cash on deposit in the transactions, which represented the Company's contractual right to receive excess interest and cash from the securitization trusts.
The Company was the primary beneficiary of the securitization trusts as it also retained servicing responsibilities for the trusts and received annual servicing fees. The holders of the asset-backed securities had recourse only to the collateralized assets of the securitization trusts, which could not be used by the Company for any other purpose.
During fiscal year 2012, the Company exercised its repurchase rights with respect to the outstanding loans in two of the three remaining securitization trusts and sold these loans and the Company's residual interest in the surviving trust. As the Company also transferred its servicing responsibilities for the last trust and is no longer its primary beneficiary, it did not consolidate any securitization trusts as of September 30, 2012.
At September 30, 2011, the principal amount of loans serviced by the Company that were held by the securitization trusts was $155.1 million and of loans that were managed together with the trusts was $83.8 million. The total principal amount of loans 30 days or more past due was $5.4 million.

Changes in the allowance for loan losses for the securitization trusts were as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011
Balance at beginning of year	$5.7	$—
Adjustment for adoption of new consolidation guidance	—	14.3
Provision for loan losses	0.2	0.4
Charge-offs	(5.7)	(14.6)
Recoveries	2.4	5.6
Deconsolidation of securitization trust	(2.6)	—
Balance at End of Year	$—	$5.7
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	3.73%	3.93%
Allowance for loan losses as a percentage of loans receivable	N/A	3.68%
At September 30, 2011, the outstanding principal amount of non-accrual loans was $3.6 million and of loans modified in troubled debt restructurings was $2.7 million, and there were no loans delinquent for 90 days or more. Loans receivable other than those modified in troubled debt restructurings were collectively evaluated for impairment. Interest income recognized for loans modified in troubled debt restructurings was not significant in fiscal years 2012 and 2011.
Consolidated SIPs
Consolidated SIPs primarily consist of non-VIE limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	2012			2011
(in millions)	Consolidated			Consolidated
as of September 30,	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$194.4	$194.4	$—	$361.1	$361.1
Other debt securities	984.1	317.5	1,301.6	822.6	323.2	1,145.8
Other equity securities	—	534.7	534.7	—	261.4	261.4
Total Investments	$984.1	$1,046.6	$2,030.7	$822.6	$945.7	$1,768.3
Investments of consolidated VIEs consist of corporate debt securities. Other debt and equity securities of consolidated SIPs primarily consist of direct investments in equity and secured and unsecured debt securities of entities in emerging markets, which are generally not traded in active markets. Other equity securities also include investments in funds that are not traded in active markets.

Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

(dollars in millions)	2012	Effective Interest Rate	2011	Effective Interest Rate
as of September 30,
Debt of consolidated VIEs:
Debt of CLOs, at fair value, due fiscal years 2016-2024	$1,100.9	1.48%	$871.2	1.20%
Debt of securitization trusts, due fiscal years 2013-2016	—	N/A	164.2	5.86%
	1,100.9		1,035.4
Debt of consolidated SIPs due fiscal years 2013-2018	110.2	4.20%	134.9	5.29%
Total Debt	$1,211.1		$1,170.3
The debt of CLOs had floating interest rates ranging from 0.67% to 9.98% at September 30, 2012, and both fixed and floating interest rates ranging from 0.50% to 11.18% at September 30, 2011. The debt of securitization trusts had both fixed and floating interest rates ranging from 2.14% to 8.18% at September 30, 2011.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 1.98% to 7.03% at September 30, 2012, and from 2.69% to 6.85% at September 30, 2011. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated SIPs and, in some cases, a pledge of the right to call capital.
At September 30, 2012, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$46.5
2014	1.9
2015	—
2016	22.0
2017	14.9
Thereafter	1,125.8
Total	$1,211.1

Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Cash and cash equivalents of consolidated VIEs	$—	$224.3	$—	$224.3
Receivables of consolidated VIEs	—	2.7	—	2.7
Investments of consolidated VIEs	—	984.1	—	984.1
Investments of consolidated SIPs
Debt securities	6.3	49.3	317.5	373.1
Equity securities	145.9	0.6	527.0	673.5
Total Assets Measured at Fair Value	$152.2	$1,261.0	$844.5	$2,257.7
Liabilities
Debt of consolidated VIEs	$—	$1,033.0	$67.9	$1,100.9
Other liabilities of consolidated VIEs	—	61.9	—	61.9
Total Liabilities Measured at Fair Value	$—	$1,094.9	$67.9	$1,162.8

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2011
Assets
Cash and cash equivalents of consolidated VIEs	$14.7	$73.5	$—	$88.2
Receivables of consolidated VIEs	—	12.0	—	12.0
Investments of consolidated VIEs	—	820.7	1.9	822.6
Investments of consolidated SIPs
Debt securities	5.2	198.8	324.9	528.9
Equity securities	127.0	6.1	283.7	416.8
Total Assets Measured at Fair Value	$146.9	$1,111.1	$610.5	$1,868.5
Liabilities
Debt of consolidated VIEs	$—	$787.3	$83.9	$871.2
Other liabilities of consolidated VIEs	—	32.3	—	32.3
Total Liabilities Measured at Fair Value	$—	$819.6	$83.9	$903.5
Transfers into Level 1 from Level 2 were $26.8 million, and transfers into Level 2 from Level 1 were $1.0 million during fiscal year 2012. Securities were transferred into Level 1 when they were valued using unadjusted quoted market prices and no longer had adjustments for observable price movements due to decreased liquidity within country-specific market proxies. Securities were transferred into Level 2 when they were valued based on prices of comparable or similar securities because quoted market prices were not available as trading in the securities was temporarily halted. There were no significant transfers between Level 1 and Level 2 during fiscal years 2011 and 2010.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for fiscal years 2012, 2011 and 2010 were as follows:

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2012		Debt	Equity
Balance at October 1, 2011	$1.9	$324.9	$283.7	$610.5	$(83.9)
Realized and unrealized gains (losses) included in investment and other income, net	(1.2)	(31.2)	13.1	(19.3)	(5.0)
Purchases	—	63.0	312.0	375.0	—
Sales	(1.4)	(33.1)	(78.8)	(113.3)	—
Settlements	—	—	—	—	23.8
Consolidation of variable interest entity	—	—	—	—	(4.6)
Transfers into Level 3	1.6	—	—	1.6	—
Transfers out of Level 3	(0.9)	—	—	(0.9)	—
Effect of exchange rate changes	—	(6.1)	(3.0)	(9.1)	1.8
Balance at September 30, 2012	$—	$317.5	$527.0	$844.5	$(67.9)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2012	$—	$2.9	$3.8	$6.7	$(4.0)

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2011
Balance at October 1, 2010	$—	$3.3	$3.3	$—
Adjustment for adoption of new consolidation guidance	1.8	—	1.8	(71.4)
Realized and unrealized gains (losses) included in investment and other income, net	0.1	(1.3)	(1.2)	(45.6)
Purchases, sales and settlements, net	—	14.1	14.1	36.7
Consolidation adjustment	—	593.1	593.1	—
Transfers out of Level 3, net	—	(0.6)	(0.6)	—
Effect of exchange rate changes	—	—	—	(3.6)
Balance at September 30, 2011	$1.9	$608.6	$610.5	$(83.9)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2011	$0.1	$0.3	$0.4	$(45.6)

(in millions)	Investments of Consolidated SIPs
for the fiscal year ended September 30, 2010
Balance at October 1, 2009	$2.1
Realized and unrealized gains (losses) included in investment and other income, net	(1.1)
Purchases, sales and settlements, net	2.8
Transfers out of Level 3, net	(0.5)
Total Level 3 Assets at September 30, 2010	$3.3
Change in unrealized gains included in net income relating to assets held at September 30, 2010	$0.1
Investments of consolidated SIPs during fiscal years 2011 and 2010 consisted primarily of equity securities.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets at September 30, 2012 were as follows:

(in millions)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$317.5	Discounted cash flow	Discount rate	4.9%–25.6% (11.8%)
			Risk premium	0.0%–7.3% (2.1%)
Equity securities	144.4	Market comparable companies	EBITDA multiple	5.5–8.6 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)
	47.4	Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (27.8%)
	21.0	Market pricing	Price to book value ratio	1.7
At September 30, 2012, Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares.
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information or reported net asset value are excluded from the above table. At September 30, 2012, the exclusions consisted of $67.9 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $314.2 million of investments in various funds held by consolidated SIPs for which fair value was estimated using net asset value as a practical expedient. Approximately 55% of these investments consist of an investment in a global fixed-income fund which is periodically redeemable, with certain restrictions. The other investments are in real estate and private equity funds which generally invest directly in real estate and equity securities. The investments in these funds are nonredeemable and are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of approximately 5.9 years. The SIPs' unfunded commitments to the funds totaled approximately $123.0 million at September 30, 2012, of which the Company was contractually obligated to fund $2.9 million based on its ownership percentage in the SIPs.
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

Financial instruments of consolidated VIEs and consolidated SIPs that were not measured at fair value were as follows:

(in millions)	September 30, 2012			September 30, 2011
	Carrying Value	Estimated Fair Value	Fair Value Level	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	$42.8	$42.8	1	$81.5	$81.5
Loans receivable of consolidated VIEs, net	—	$—	N/A	$149.4	$153.2
Financial Liabilities
Debt of consolidated VIEs	$—	$—	N/A	$164.2	$167.9
Debt of consolidated SIPs	110.2	113.0	3	134.9	117.0
Non-consolidated VIEs
VIEs for which the Company is not the primary beneficiary consist of certain sponsored and other investment products from which the Company earns investment management and related services fees and/or has an equity ownership interest in the VIE.
The carrying values of the investment management and related service fees receivable from and the equity ownership interests in these VIEs included in the Company's consolidated balance sheets at September 30, 2012 and 2011 are set forth below. These amounts represent the Company's maximum exposure to loss from these VIEs.

(in millions)
as of September 30,	2012	2011
Receivables	$43.8	$42.2
Investments	199.7	176.7
Total	$243.5	$218.9
The Company's total AUM of non-consolidated VIEs was $35.3 billion at September 30, 2012 and $36.1 billion at September 30, 2011.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during the fiscal years ended September 30, 2012 and 2011.
Note 14 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Current expense
Federal	$602.9	$576.4	$426.5
State	56.1	103.8	71.5
Non-U.S.	83.2	122.8	115.0
Deferred expense	20.5	0.4	5.3
Total	$762.7	$803.4	$618.3
Included in income before taxes was $966.3 million, $1,028.2 million and $902.1 million of pre-tax non-U.S. income for fiscal years 2012, 2011 and 2010. The provision for U.S. income taxes in fiscal years 2012, 2011 and 2010 included benefits of $0.5 million, $0.7 million and $2.5 million related to the utilization of net operating loss carry-forwards. In fiscal years 2012, 2011 and 2010, the Company’s income taxes payable for federal, state and non-U.S. purposes have been reduced by tax benefits of $22.6 million, $16.3 million and $11.9 million associated with its stock-based compensation plans. The benefits were recorded as an increase in capital in excess of par value.
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and tax holidays. The impact of the reduced rates on income tax expense was $80.0 million or $0.37 per diluted share for fiscal year 2012, $78.3 million or $0.37 per diluted share for fiscal year 2011, and $37.0 million or $0.16 per diluted share for fiscal year 2010. The tax rulings will expire in fiscal years 2020 and 2022.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2012	2011
Deferred Tax Assets
State taxes	$(0.9)	$19.7
Allowance for loan losses	1.0	4.3
Deferred compensation and employee benefits	62.8	53.7
Stock-based compensation	29.2	23.6
Net operating loss carry-forwards	27.9	24.4
Tax benefit for uncertain tax positions	29.6	29.9
Other	15.6	19.3
Total deferred tax assets	165.2	174.9
Valuation allowance for net operating loss carry-forwards	(17.4)	(12.3)
Deferred tax assets, net of valuation allowance	147.8	162.6
Deferred Tax Liabilities
Depreciation on fixed assets	18.6	18.2
Goodwill and other purchased intangibles	253.8	262.8
Deferred commissions	23.6	22.5
Unrealized gains on investments	17.5	2.8
Other	15.7	22.8
Total deferred tax liabilities	329.2	329.1
Net Deferred Tax Liability	$181.4	$166.5
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2012	2011
Deferred tax assets	$94.9	$107.9
Deferred tax liabilities	276.3	274.4
Net Deferred Tax Liability	$181.4	$166.5

At September 30, 2012, there were $84.1 million of non-U.S. net operating loss carry-forwards, $48.6 million of which expire between 2014 and 2023 with the remaining carry-forwards having an indefinite life. In addition, there were $182.4 million in state net operating loss carry-forwards that expire between 2013 and 2032. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased $5.1 million in fiscal year 2012 and decreased $1.6 million in the prior year.
The Company has made no provision for U.S. income taxes on $5.6 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2012. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.
The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(dollar amounts in millions)
for the fiscal years ended September 30,	2012		2011		2010
Federal taxes at statutory rate	$937.4	35.0%	$918.5	35.0%	$724.4	35.0%
State taxes, net of federal tax effect	34.4	1.3%	63.5	2.4%	51.7	2.5%
Effect of non-U.S. operations	(218.8)	(8.2)%	(222.0)	(8.5)%	(177.1)	(8.6)%
Effect of net loss (income) attributable to noncontrolling interests	4.7	0.2%	36.0	1.4%	(2.0)	(0.1)%
Change in valuation allowance	—	0.0%	—	0.0%	(5.2)	(0.3)%
Other	5.0	0.2%	7.4	0.3%	26.5	1.4%
Tax Provision	$762.7	28.5%	$803.4	30.6%	$618.3	29.9%

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Balance at beginning of year	$99.7	$93.3	$76.0
Additions for tax positions of prior years	16.4	8.8	11.4
Reductions for tax positions of prior years	(6.3)	(5.1)	(0.9)
Additions for tax positions related to the current year	10.0	10.8	12.2
Settlements with taxing authorities	(13.7)	(4.2)	(0.8)
Expirations of statute of limitations	(4.8)	(3.9)	(4.6)
Balance at End of Year	$101.3	$99.7	$93.3
If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2012 and 2011 was approximately $14.6 million and $20.3 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $(0.3) million, $3.2 million and $5.1 million was recognized in the consolidated statements of income during fiscal years 2012, 2011 and 2010. Accrued penalties at September 30, 2012 and 2011 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1997 to 2012; Canada, Hong Kong and Singapore 2005 to 2012; U.S. federal 2006 to 2012; the State of California 2007 to 2012; New York City and the State of New Jersey 2008 to 2012; the States of Florida, Massachusetts, and New York 2009 to 2012; and Luxembourg and the U.K. 2010 to 2012.

The Company has on-going examinations in various stages of completion in New York City, the State of Florida, Canada, Hong Kong, India, Singapore and the U.S. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2012 could decrease by an estimated $4.1 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities. The unrecognized tax benefits described above are contractual obligations; however, at this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are insignificant.
Note 15 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of September 30, 2012, to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2022. Lease expense was $58.7 million, $62.1 million and $66.6 million and sublease income totaled $2.0 million, $1.4 million and $1.7 million for fiscal years 2012, 2011 and 2010.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2012:

(in millions)
for the fiscal years ending September 30,	Amount
2013	$46.8
2014	43.4
2015	35.6
2016	30.2
2017	13.1
Thereafter	29.3
Total Minimum Lease Payments	$198.4
Future minimum rentals to be received under non-cancelable subleases totaled $9.3 million at September 30, 2012.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. At September 30, 2012, the Company had $68.8 million of committed capital contributions which primarily relate to discretionary commitments to invest in planned SIP launches. These unfunded commitments are not recorded in the Company's consolidated balance sheet.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At September 30, 2012 and 2011, the Company held cash of approximately $202.4 million and $124.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
In conjunction with an insurance recovery for prior years' losses, the Company agreed to indemnify its insurance provider and hold it harmless against future payments that it may be required to make to any insured who does not release his, her or its rights under the relevant policy or relating to claims under that policy up to available policy limits. The Company also agreed to indemnify those insured funds that agreed to release any rights under the relevant policy or relating to claims under that policy, to the same extent of the released rights. While management believes that the chance of the Company having to make any payments as a result of these indemnities is remote, policy limits for certain insureds could be up to $88.0 million in the aggregate.
Note 16 – Stock-Based Compensation
The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In March 2011, the Company's stockholders approved an amendment and restatement of the USIP increasing the number of authorized shares available for issuance under the USIP by 10.0 million shares to a total of 40.0 million shares. At September 30, 2012, approximately 11.5 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $109.3 million at September 30, 2012. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The total fair value of stock awards and stock unit awards vested during fiscal years 2012, 2011 and 2010 was $91.7 million, $97.6 million and $64.8 million. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2012, 2011 and 2010 were $106.76, $118.78 and $107.10 per share.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at September 30, 2011	1,085	$114.57
Granted	1,099	106.76
Vested	(810)	110.85
Forfeited/canceled	(47)	110.91
Nonvested Balance at September 30, 2012	1,327	$110.50

Stock Options
Stock option activity was as follows:

(shares in thousands, aggregate intrinsic value in millions)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,369	$38.69
Granted	22	38.55
Exercised	(787)	35.60
Expired/canceled	(4)	36.08
Outstanding and Exercisable at September 30, 2012	600	$41.33	0.8	$50.2
Stock option awards generally were granted at prices that were either equal to or above the market value of the underlying shares of the Company’s common stock on the date of grant and expire no later than ten years after the grant date. No stock option awards have been granted since November 2004, except for approximately 22 thousand shares that were issued in conjunction with a special cash dividend in December 2011. All stock options granted through November 2004 were fully vested and all related compensation cost was recognized prior to fiscal year 2010. The total intrinsic values of share options exercised during fiscal years 2012, 2011 and 2010 were $61.2 million, $66.2 million and $40.4 million.
Cash received from stock option exercises during fiscal years 2012, 2011 and 2010 was $27.7 million, $28.3 million and $22.3 million. Income tax benefits from the stock option exercises were $16.7 million, $15.3 million and $10.9 million during the same periods.
Employee Stock Investment Plan
The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 0.2 million shares were issued under the ESIP during fiscal year 2012. At September 30, 2012, approximately 2.4 million shares were reserved for future issuance under this plan.
All Stock-Based Plan Arrangements
Total stock-based compensation costs of $101.3 million, $88.7 million and $81.7 million were recognized in the consolidated statements of income during fiscal years 2012, 2011 and 2010.
The Company generally does not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Note 17 – Employee Benefit Plans
Defined Benefit Plans
Franklin Templeton Global Investors Limited, a subsidiary of Franklin located in the U.K., sponsors a defined benefit pension plan. In addition, Fiduciary Trust Company International, a subsidiary of Franklin located in the U.S., sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The healthcare plan was closed to new entrants in 2003.

Financial information for the plans was as follows:

(in millions)	Pension Benefits		Other Benefits
as of and for the fiscal years ended September 30,	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$42.8	$42.1	$6.1	$7.4
Service cost	3.6	3.3	—	—
Interest cost	2.2	2.1	0.3	0.3
Participant contributions	1.4	1.0	—	—
Plan curtailments	0.5	—	—	—
Benefits paid	(2.4)	(1.4)	(0.4)	(0.5)
Actuarial (gains) losses	2.9	(3.9)	0.8	(1.1)
Foreign currency movements	1.7	(0.4)	—	—
Benefit Obligation at End of Year	$52.7	$42.8	$6.8	$6.1
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$43.5	$43.0	$—	$—
Actual return on assets	6.1	(1.9)	—	—
Employer contributions	2.4	3.3	0.4	0.5
Participant contributions	1.4	1.0	—	—
Benefits paid	(2.4)	(1.4)	(0.4)	(0.5)
Foreign currency movements	1.8	(0.5)	—	—
Fair Value of Plan Assets at End of Year	$52.8	$43.5	$—	$—
Funded Status	$0.1	$0.7	$(6.8)	$(6.1)

(in millions)	Pension Benefits		Other Benefits
as of and for the fiscal years ended September 30,	2012	2011	2012	2011
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$0.1	$0.7	$—	$—
Compensation and benefits	—	—	(0.5)	(0.4)
Other liabilities	—	—	(6.3)	(5.7)
Net Asset (Liability)	$0.1	$0.7	$(6.8)	$(6.1)
Weighted-Average Assumptions
Discount rate	4.60%	5.20%	3.70%	4.90%
Expected long-term rate of return on plan assets[1]	6.41%	6.76%	N/A	N/A
Rate of compensation increase	N/A	4.20%	2.50%	4.50%
___________________

[1]	The expected long-term rate of return on plan assets is based on the weighted-average historic performance of each asset class and current market conditions.

The components of net periodic benefit cost for the plans were as follows.

(in millions)	Pension Benefits			Other Benefits
for the fiscal years ended September 30,	2012	2011	2010	2012	2011	2010
Service cost	$3.6	$3.3	$2.9	$—	$—	$—
Interest cost	2.2	2.1	2.0	0.3	0.3	0.4
Plan curtailments	0.5	—	—	—	—	—
Expected return on plan assets	(3.1)	(3.2)	(2.8)	—	—	—
Amortization of net actuarial losses	—	—	—	—	0.2	—
Net Periodic Benefit Cost	$3.2	$2.2	$2.1	$0.3	$0.5	$0.4
As of September 30, 2012 and 2011, the Company’s defined benefit pension plan assets were invested in investment funds with holdings of $46.3 million and $37.1 million in equity securities, $3.7 million and $3.5 million in debt securities, and $2.8 million and $2.9 million in cash and cash equivalents. The fair value of the investment funds, which are classified as Level 1, is determined based on the published net asset value of the funds. There were no pension plan assets classified as Level 2 or 3 during fiscal years 2012 or 2011.
The Company has no target allocation set for the defined benefit pension plan as the plan members control all investment decisions. The plan was closed to new contributions in May 2012, and the Company does not expect to make contributions to the plan in fiscal year 2013. The defined benefit healthcare plan is an unfunded benefit plan. The Company expects to contribute $0.5 million to the plan in fiscal year 2013.
The plan benefits expected to be paid over the next ten years were as follows:

(in millions)	Pension Benefits	Other Benefits
for the fiscal years ending September 30,
2013	$3.6	$0.5
2014	0.3	0.5
2015	1.8	0.4
2016	0.2	0.4
2017	0.6	0.4
Thereafter in the succeeding five years	14.3	2.0
Defined Contribution Plans
The Company sponsors a 401(k) plan that covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant's year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company's non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for its employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans in the consolidated statements of income were $36.8 million, $34.3 million and $21.0 million for fiscal years 2012, 2011 and 2010.
Note 18 – Segment Information
Effective July 1, 2012, the Company has one operating segment, investment management and related services, from which it derives all of its operating revenues and income. Previously, the Company had a second operating segment, banking/finance, which offered select retail banking, private banking and consumer lending services. See Note 1 – Significant Accounting Policies, Basis of Presentation.

Geographical information was as follows:

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Operating Revenues
United States	$4,791.9	$4,589.4	$3,920.0
The Bahamas	904.2	1,041.9	753.7
Asia-Pacific	627.7	688.9	571.1
Europe, the Middle East and Africa	458.6	435.3	279.6
Canada	309.0	344.6	303.0
Latin America	9.6	39.9	25.6
Total	$7,101.0	$7,140.0	$5,853.0

Property and Equipment, Net
United States	$447.9	$441.9	$415.2
The Bahamas	16.5	17.2	17.9
Asia-Pacific	94.3	103.3	85.1
Europe, the Middle East and Africa	13.0	15.0	15.6
Canada	10.4	11.5	14.0
Latin America	0.6	0.8	1.2
Total	$582.7	$589.7	$549.0
Operating revenues are generally allocated to geographic areas based on the location of the office providing services.

Note 19 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2012	2011	2010
Investment and Other Income, Net
Dividend income	$22.5	$35.7	$38.6
Interest income	12.5	11.0	12.9
Gains (losses) on trading investment securities, net	34.7	(1.3)	30.3
Realized gains on sale of investment securities, available-for-sale	41.0	65.5	17.9
Realized losses on sale of investment securities, available-for-sale	(2.2)	(0.3)	(1.6)
Income (losses) from investments in equity method investees, net of tax	68.6	(1.1)	19.9
Other-than-temporary impairment of investment securities, available-for-sale	(10.1)	(7.3)	(1.5)
Other-than-temporary impairment of investments in equity method investees and other	—	(6.3)	—
Gains (losses) on investments of consolidated SIPs, net	(15.9)	(36.1)	8.5
Gains (losses) on assets and liabilities of consolidated VIEs, net	25.6	(80.0)	—
Foreign currency exchange gains (losses), net	7.1	3.3	(4.7)
Other, net	15.9	18.7	7.3
Total	199.7	1.8	127.6
Interest Expense	(36.7)	(37.4)	(16.5)
Other Income (Expenses), Net	$163.0	$(35.6)	$111.1
Substantially all of the Company’s dividend income and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its SIPs. Interest income was primarily generated by cash equivalents and debt securities of U.S. states and political subdivisions, and included $3.2 million of non-investment related interest in fiscal year 2012. Proceeds from the sale of investment securities, available-for-sale were $578.1 million, $477.5 million and $247.1 million for fiscal years 2012, 2011 and 2010.
Net gains (losses) on trading investment securities that were held at September 30, 2012, 2011 and 2010 were $24.0 million, $(9.1) million and $17.8 million. Net gains (losses) on trading investment securities of consolidated SIPs that were held at September 30, 2012, 2011 and 2010 were $22.9 million, $(39.0) million and $(2.3) million.
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

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). The Company's calculation methodology follows the most conservative risk-weighting assumptions within the Federal Reserve Board guidelines. Based on the Company's calculations as of September 30, 2012 and 2011, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in millions)			Capital Adequacy Minimum
as of September 30,	2012	2011
Tier 1 capital	$6,788.8	$6,141.4	N/A
Total risk-based capital	6,799.6	6,152.2	N/A
Tier 1 leverage ratio	59%	55%	5%
Tier 1 risk-based capital ratio	54%	53%	4%
Total risk-based capital ratio	54%	53%	8%
Note 21 – Subsequent Events
On October 24, 2012, the Company redeemed its outstanding 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million.
On November 1, 2012, the Company acquired an ownership interest of approximately 69% in K2 Advisors Holdings LLC ("K2") for a purchase consideration of $182.9 million in cash. The Company has agreed to acquire the remaining ownership interest in K2 over a multi-year period beginning in fiscal year 2017. K2 is a fund of hedge funds solutions provider with approximately $9.0 billion in assets under management as of September 30, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures as of September 30, 2012 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No.1 Election of Directors–Nominees,” “Proposal No. 1 Election of Directors–Information about the Board and its Committees–The Audit Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2013 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2012.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Director Fees” and “Proposal No. 1 Election of Directors–Executive Compensation” of the Company’s 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors-Security Ownership of Management” of the Company’s 2013 Proxy Statement.

 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2012 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	1,226,894	[2]	$41.33	[3]	13,874,284	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	1,226,894		$41.33		13,874,284
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

[3]	Does not take into account restricted stock unit awards under the USIP.

[4]	As of September 30, 2012, 2,358,931 shares of common stock were available for future issuance under the ESIP and 11,515,353 shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Proposal No.1 Election of Directors–Corporate Governance–Director Independence Standards” and “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of the Company’s 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2013 Proxy Statement.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective March 14, 2012), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 14, 2012 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
Form of First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Form of Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Form of Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

10.1
Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-09318) (the “2009 Annual Report”)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report
10.3
Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-09318)

10.4
Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (the “March 2009 Quarterly Report”)

Exhibit No.	Description
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
10.14
Representative Form of Custody-Only Agreement for High Net-Worth Clients, incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 001-09318) (the “2011 Annual Report”)

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
10.24
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

Exhibit No.	Description
10.25	2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012) (filed herewith)*
10.26	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 22, 2012) (filed herewith)*
10.27
2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Independent Director Compensation as of September 30, 2011, incorporated by reference to Exhibit 10.28 to the 2011 Annual Report*
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, Redeemable Noncontrolling Interests and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

___________
*         Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 14, 2012	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 14, 2012	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 14, 2012	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 14, 2012	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	November 14, 2012	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman and Director

Date:	November 14, 2012	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2012	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 14, 2012	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 14, 2012	By:	/s/ Mark C. Pigott
Mark. C. Pigott, Director

Date:	November 14, 2012	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 14, 2012	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 14, 2012	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

Date:	November 14, 2012	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director

EXHIBIT INDEX

Exhibit No.	Description
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
Registrant’s Amended and Restated Bylaws (as adopted and effective March 14, 2012), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 14, 2012 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
Form of First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Form of Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Form of Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

10.1
Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-09318) (the “2009 Annual Report”)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report
10.3
Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-09318)

10.4
Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (the “March 2009 Quarterly Report”)

10.5
Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.5 to the 2009 Annual Report

10.6
Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.6 to the 2009 Annual Report

10.7
Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.7 to the 2009 Annual Report

Exhibit No.	Description
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
10.14
Representative Form of Custody-Only Agreement for High Net-Worth Clients, incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 001-09318) (the “2011 Annual Report”)

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
10.24
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.25	2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012) (filed herewith)*
10.26	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 22, 2012) (filed herewith)*
10.27
2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Independent Director Compensation as of September 30, 2011, incorporated by reference to Exhibit 10.28 to the 2011 Annual Report*

Exhibit No.	Description
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, Redeemable Noncontrolling Interests and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

__________
*        Management/Employment Contract or Compensatory Plan or Arrangement