Form 10-Q
period 2012-12-31
FRANKLIN RESOURCES INC
filed 2013-02-01
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Outstanding: 212,528,109 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 25, 2013.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2012	2011
Operating Revenues
Investment management fees	$1,199.9	$1,075.1
Sales and distribution fees	604.1	524.3
Shareholder servicing fees	74.4	75.4
Other, net	23.4	27.1
Total operating revenues	1,901.8	1,701.9
Operating Expenses
Sales, distribution and marketing	730.9	630.6
Compensation and benefits	335.1	300.4
Information systems and technology	43.6	41.4
Occupancy	33.4	31.8
General, administrative and other	73.7	65.3
Total operating expenses	1,216.7	1,069.5
Operating Income	685.1	632.4
Other Income (Expenses)
Investment and other income, net	45.5	71.2
Interest expense	(14.5)	(8.6)
Other income, net	31.0	62.6
Income before taxes	716.1	695.0
Taxes on income	211.4	201.3
Net income	504.7	493.7
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(12.7)	10.1
Redeemable noncontrolling interests	1.3	2.8
Net Income Attributable to Franklin Resources, Inc.	$516.1	$480.8
Earnings per Share
Basic	$2.42	$2.21
Diluted	2.42	2.20
Dividends per Share	$3.29	$2.27
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended December 31,
	2012	2011
Net Income	$504.7	$493.7
Other Comprehensive Income (Loss), Net of Tax
Net unrealized losses on investments	(2.1)	(4.8)
Currency translation adjustments	3.9	(22.5)
Net unrealized losses on defined benefit plans	—	(0.2)
Total comprehensive income	506.5	466.2
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(12.7)	10.1
Redeemable noncontrolling interests	1.3	2.8
Comprehensive Income Attributable to Franklin Resources, Inc.	$517.9	$453.3
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions)	December 31, 2012	September 30, 2012
Assets
Cash and cash equivalents	$5,086.8	$5,784.3
Receivables	908.0	850.2
Investments (including $1,944.4 and $2,012.7 at fair value at December 31, 2012 and September 30, 2012)	2,524.6	2,583.8
Loans receivable, net	279.4	254.4
Assets of consolidated sponsored investment products
Cash and cash equivalents	75.1	42.8
Investments	1,104.9	1,046.6
Assets of consolidated variable interest entities
Cash and cash equivalents	80.8	224.3
Investments, at fair value	1,062.0	984.1
Deferred taxes	94.7	94.9
Property and equipment, net	578.0	582.7
Goodwill and other intangible assets, net	2,392.3	2,141.9
Other	167.6	161.5
Total Assets	$14,354.2	$14,751.5
Liabilities
Compensation and benefits	$242.1	$400.5
Accounts payable and accrued expenses	194.1	241.6
Commissions	274.6	383.9
Deposits	885.2	671.7
Income taxes	151.0	11.4
Debt	1,263.3	1,566.1
Debt of consolidated sponsored investment products	97.8	110.2
Liabilities of consolidated variable interest entities
Debt, at fair value	1,101.4	1,100.9
Other, at fair value	49.7	61.9
Deferred taxes	263.0	276.3
Other	231.0	139.8
Total liabilities	4,753.2	4,964.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	66.2	26.7
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in millions, except per share data)	December 31, 2012	September 30, 2012
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 212,524,001 and 212,208,957 shares issued and outstanding at December 31, 2012 and September 30, 2012	21.3	21.2
Retained earnings	8,847.5	9,084.4
Appropriated retained earnings of consolidated variable interest entities	15.2	33.7
Accumulated other comprehensive income	63.8	62.0
Total Franklin Resources, Inc. stockholders’ equity	8,947.8	9,201.3
Nonredeemable noncontrolling interests	587.0	559.2
Total stockholders’ equity	9,534.8	9,760.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,354.2	$14,751.5
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended December 31,
(in millions)	2012	2011
Net Income	$504.7	$493.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.9	52.6
Stock-based compensation	27.6	25.7
Excess tax benefit from stock-based compensation	(5.7)	(17.4)
Gains on sale of assets	(20.6)	(13.2)
Income from investments in equity method investees, net of tax	(21.8)	(22.5)
Net (gains) losses on other investments of consolidated sponsored investment products	(14.1)	10.1
Net (gains) losses of consolidated variable interest entities	17.5	(22.3)
Other	3.6	6.7
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(56.1)	(27.9)
Increase in trading securities, net	(66.4)	(58.7)
Increase in trading securities of consolidated sponsored investment products, net	(10.5)	(88.4)
Decrease in accrued compensation and benefits	(162.7)	(173.0)
Decrease in commissions payable	(109.3)	(25.6)
Increase in income taxes payable	149.4	98.4
Decrease in other liabilities	(3.1)	(70.5)
Net cash provided by operating activities	286.4	167.7
Purchase of investments	(78.4)	(51.9)
Liquidation of investments	237.5	294.4
Purchase of investments by consolidated sponsored investment products	(41.8)	(43.7)
Liquidation of investments by consolidated sponsored investment products	48.6	4.0
Purchase of investments by consolidated variable interest entities	(243.1)	(73.2)
Liquidation of investments by consolidated variable interest entities	140.6	95.8
Decrease (increase) in loans receivable, net	(24.9)	13.2
Decrease in loans receivable held by consolidated variable interest entities, net	—	24.6
Additions of property and equipment, net	(12.3)	(26.8)
Acquisition of subsidiary, net of cash acquired	5.7	—
Cash and cash equivalents recognized due to consolidation of sponsored investment products	2.6	—
Net cash provided by investing activities	34.5	236.4
Increase in deposits	213.5	138.2
Issuance of common stock	11.4	12.8
Dividends paid on common stock	(757.9)	(546.9)
Repurchase of common stock	(98.0)	(290.9)
Excess tax benefit from stock-based compensation	5.7	17.4
Decrease in commercial paper, net	—	(5.0)
Payments on debt	(479.4)	—
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2012	2011
Proceeds from issuance of debt by consolidated sponsored investment products	$133.5	$6.6
Payments on debt by consolidated sponsored investment products	(146.7)	(61.8)
Payments on debt by consolidated variable interest entities	(40.4)	(54.1)
Noncontrolling interests	17.9	102.3
Net cash used in financing activities	(1,140.4)	(681.4)
Effect of exchange rate changes on cash and cash equivalents	10.8	(9.4)
Decrease in cash and cash equivalents	(808.7)	(286.7)
Cash and cash equivalents, beginning of period	6,051.4	5,198.6
Cash and Cash Equivalents, End of Period	$5,242.7	$4,911.9

Supplemental Disclosure of Non-Cash Activities
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of certain sponsored investment products	$4.1	$(5.1)
Increase in noncontrolling interests due to acquisition	38.2	—
Contingent consideration liability recognized due to acquisition	90.6	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$61.6	$94.6
Cash paid for interest	19.4	16.8
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	11.4	12.9
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2012
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2012 (“fiscal year 2012”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2012.
Note 2 – New Accounting Guidance
On October 1, 2012, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires the components of net income and other comprehensive income to be presented in one continuous statement or in two separate but consecutive statements. The Company elected to present the components of comprehensive income in two separate but consecutive statements. See the consolidated statements of comprehensive income in the condensed consolidated financial statements.
On October 1, 2012, the Company adopted new FASB amendments to the existing impairment guidance for goodwill and indefinite-lived intangible assets. The amendments permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative impairment tests for goodwill and indefinite-lived intangible assets. The adoption of these amendments did not have a material impact on the Company's consolidated financial statements.
There is no new applicable accounting guidance not yet adopted by the Company.
Note 3 – Acquisition
On November 1, 2012, the Company acquired approximately 69% of the equity of K2 Advisors Holdings LLC (“K2”), a fund of hedge funds solutions provider. The acquisition was transacted through a $182.9 million cash investment in K2. The Company also agreed to acquire K2's remaining equity interests over a multi-year period beginning in fiscal year 2017, resulting in the conversion of this equity to a liability. The amount of the liability is contingent on K2's future revenue and profits and had an estimated fair value of $90.6 million on November 1, 2012. As a result of the conversion, the Company owns 100% of K2's outstanding equity for U.S. GAAP purposes.
The estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Estimated Fair Value
As of November 1, 2012
Cash, including cash invested	$191.6
Investments of consolidated sponsored investment products	31.1
Indefinite-lived intangible assets	105.2
Definite-lived intangible assets	43.8
Goodwill	110.1
Other assets	28.0
Debt	(176.5)
Other liabilities	(21.6)
Noncontrolling interests	(38.2)
Total Identifiable Net Assets	$273.5
The intangible assets relate to management contracts. The definite-lived intangible assets will be amortized over a period of six years. The debt was retired immediately following the acquisition. At acquisition date, K2 had $8.7 billion in assets under management (“AUM”).

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying condensed consolidated statements of income would not have been materially different.
Note 4 – Stockholders' Equity and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the three months ended December 31, 2012
Balance at October 1, 2012	$9,201.3	$559.2	$9,760.5	$26.7
Net income (loss)	516.1	(12.7)	503.4	1.3
Net loss reclassified to appropriated retained earnings	(18.5)	18.5	—
Other comprehensive income	1.8		1.8
Cash dividends on common stock	(702.0)		(702.0)
Repurchase of common stock	(98.0)		(98.0)
Noncontrolling interests
Net subscriptions		12.5	12.5	5.4
Net consolidation of certain sponsored investment products		4.1	4.1	—
Acquisition		5.4	5.4	32.8
Other[1]	47.1		47.1
Balance at December 31, 2012	$8,947.8	$587.0	$9,534.8	$66.2
________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the three months ended December 31, 2011
Balance at October 1, 2011	$8,524.7	$579.2	$9,103.9	$18.6
Net income	480.8	10.1	490.9	2.8
Net income reclassified to appropriated retained earnings	21.6	(21.6)	—
Other comprehensive loss	(27.5)		(27.5)
Cash dividends on common stock	(493.3)		(493.3)
Repurchase of common stock	(290.9)		(290.9)
Noncontrolling interests
Net subscriptions		92.1	92.1	10.2
Net deconsolidation of certain sponsored investment products		—	—	(5.1)
Other[1]	58.2		58.2
Balance at December 31, 2011	$8,273.6	$659.8	$8,933.4	$26.5
________________

[1]	Primarily relates to stock-based compensation plans.
During the three months ended December 31, 2012 and 2011, the Company repurchased 0.8 million and 3.0 million shares of its common stock at a cost of $98.0 million and $290.9 million under its stock repurchase program. At December 31, 2012, approximately 6.5 million shares of common stock remained available for repurchase under the stock repurchase program, which is not subject to an expiration date.

Note 5 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2012	2011
Net Income Attributable to Franklin Resources, Inc.	$516.1	$480.8
Less: Allocation of earnings to participating nonvested stock and stock unit awards	4.0	3.4
Net Income Available to Common Stockholders	$512.1	$477.4

Weighted-average shares outstanding – basic	211.5	216.1
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.3	0.6
Weighted-Average Shares Outstanding – Diluted	211.8	216.7

Earnings per Share
Basic	$2.42	$2.21
Diluted	2.42	2.20
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.2 million and 0.5 million for the three months ended December 31, 2012 and 2011.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated variable interest entities (“VIEs”) and consolidated sponsored investment products (“SIPs”). See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2012	September 30, 2012
Investment securities, trading	$1,198.2	$1,130.6
Investment securities, available-for-sale
SIPs	524.5	587.2
Securities of U.S. states and political subdivisions	26.8	26.8
Securities of the U.S. Treasury and federal agencies	25.3	2.4
Corporate debt securities[1]	20.0	70.3
Mortgage-backed securities – agency residential[2]	127.0	169.3
Other equity securities	9.8	14.0
Total investment securities, available-for-sale	733.4	870.0
Investments in equity method investees	498.7	489.0
Other investments	94.3	94.2
Total	$2,524.6	$2,583.8
________________

[1]	Corporate debt securities are insured by non-U.S. government agencies or the Federal Deposit Insurance Corporation.

[2]	Consist of U.S. government-sponsored enterprise obligations.
At December 31, 2012 and September 30, 2012, investment securities with aggregate carrying amounts of $102.7 million and $120.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, and $47.3 million and $45.2 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $7.2 million and $7.3 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 9 - Debt).

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of December 31, 2012	Cost Basis	Gains	Losses	Fair Value
SIPs	$454.6	$71.1	$(1.2)	$524.5
Securities of U.S. states and political subdivisions	25.6	1.2	—	26.8
Securities of the U.S. Treasury and federal agencies	25.2	0.1	—	25.3
Corporate debt securities	20.0	—	—	20.0
Mortgage-backed securities – agency residential	124.2	2.8	—	127.0
Other equity securities	9.7	0.1	—	9.8
Total	$659.3	$75.3	$(1.2)	$733.4

(in millions)		Gross Unrealized
as of September 30, 2012	Cost Basis	Gains	Losses	Fair Value
SIPs	$516.8	$72.1	$(1.7)	$587.2
Securities of U.S. states and political subdivisions	25.6	1.2	—	26.8
Securities of the U.S. Treasury and federal agencies	2.4	—	—	2.4
Corporate debt securities	70.0	0.3	—	70.3
Mortgage-backed securities – agency residential	164.8	4.5	—	169.3
Other equity securities	13.5	0.6	(0.1)	14.0
Total	$793.1	$78.7	$(1.8)	$870.0
The net unrealized holding gains on investment securities, available-for-sale included in accumulated other comprehensive income (loss) were $18.4 million and $7.8 million for the three months ended December 31, 2012 and 2011.
The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of December 31, 2012
SIPs	$6.0	$(1.1)	$6.1	$(0.1)	$12.1	$(1.2)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2012
SIPs	$30.0	$(0.7)	$21.7	$(1.0)	$51.7	$(1.7)
Other equity securities	4.4	(0.1)	—	—	4.4	(0.1)
Total	$34.4	$(0.8)	$21.7	$(1.0)	$56.1	$(1.8)

The Company recognized $0.3 million of other-than-temporary impairment of available-for-sale investments for the three months ended December 31, 2012, all of which related to SIPs. The Company did not recognize any other-than-temporary impairment of investments for the three months ended December 31, 2011.
At December 31, 2012, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$47.9	$48.0
Due after one year through five years	19.7	20.7
Due after five years through ten years	1.6	1.7
Due after ten years	1.6	1.7
Total	$70.8	$72.1

Mortgage-backed securities are not included in the table above as their actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated VIEs and consolidated SIPs. See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. The Company's assessment of the hierarchy level of the assets and liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2012
Assets
Investment securities, trading	$1,121.2	$76.8	$0.2	$1,198.2
Investment securities, available-for-sale
SIPs	524.5	—	—	524.5
Securities of U.S. states and political subdivisions	—	26.8	—	26.8
Securities of the U.S. Treasury and federal agencies	—	25.3	—	25.3
Corporate debt securities	—	20.0	—	20.0
Mortgage-backed securities – agency residential	—	127.0	—	127.0
Other equity securities	9.8	—	—	9.8
Life settlement contracts	—	—	12.8	12.8
Total Assets Measured at Fair Value	$1,655.5	$275.9	$13.0	$1,944.4
Liabilities
Contingent consideration liability	$—	$—	$90.3	$90.3

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Investment securities, trading	$1,058.6	$69.3	$2.7	$1,130.6
Investment securities, available-for-sale
SIPs	587.2	—	—	587.2
Securities of U.S. states and political subdivisions	—	26.8	—	26.8
Securities of the U.S. Treasury and federal agencies	—	2.4	—	2.4
Corporate debt securities	—	70.3	—	70.3
Mortgage-backed securities – agency residential	—	169.3	—	169.3
Other equity securities	14.0	—	—	14.0
Life settlement contracts	—	—	12.1	12.1
Total Assets Measured at Fair Value	$1,659.8	$338.1	$14.8	$2,012.7
The fair values of substantially all trading investments and of available-for-sale SIPs and other equity securities are determined based on their published net asset values. The fair values of certain trading investments and of available-for-sale debt securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness. The fair value of life settlement contracts is determined using a discounted cash flow valuation technique.
The contingent consideration liability relates to the Company's commitment to acquire the remaining interests in K2. The fair value is determined using an income-based method which considers the net present value of anticipated future cash flows.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2012 and 2011.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments	Contingent Consideration Liability
for the three months ended December 31, 2012
Balance at October 1, 2012	$14.8	$—
Acquisition	—	(90.6)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.4	—
Included in general, administrative and other expense	—	(2.4)
Other	—	(0.3)
Purchases	0.6	—
Sales	(1.6)	—
Settlements	(1.2)	3.0
Balance at December 31, 2012	$13.0	$(90.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2012	$0.4	$(2.7)

(in millions)	Investments
for the three months ended December 31, 2011
Balance at October 1, 2011	$10.9
Realized and unrealized gains included in investment and other income, net	0.9
Purchases	0.5
Settlements	(1.1)
Balance at December 31, 2011	$11.2
Change in unrealized gains included in net income relating to assets held at December 31, 2011	$0.3

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$12.8	Discounted cash flow	Life expectancy	22–168 months (80)
			Internal rate of return	1.5%–22.3% (11.7%)

Contingent consideration liability	90.3	Discounted cash flow	AUM growth rate	6.0%–13.8% (10.6%)
			Discount rate	14.0%

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$12.1	Discounted cash flow	Life expectancy	22–171 months (82)
			Internal rate of return	1.5%–22.3% (11.7%)
For life settlement contracts, a significant increase (decrease) in the life expectancy or the internal rate of return in isolation would result in a significantly lower (higher) fair value measurement.
For the contingent consideration liability, a significant increase (decrease) in the AUM growth rate or decrease (increase) in the discount rate in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments that were not measured at fair value were as follows:

(in millions)		December 31, 2012		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$5,086.8	$5,086.8	$5,784.3	$5,784.3
Other investments[1]	2 or 3	79.5	85.6	80.2	85.1
Loans receivable, net	2	279.4	283.0	254.4	258.7
Financial Liabilities
Deposits	2	885.2	886.0	671.7	672.4
Debt
FHLB advances	2	66.0	70.1	69.0	74.5
Senior notes	2	1,197.3	1,271.0	1,497.1	1,571.2
_________________
1    Primarily consist of Level 3 assets.
Note 8 – Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill were as follows:

(in millions)
for the three months ended December 31,	2012	2011
Balance at beginning of period	$1,540.8	$1,536.2
Acquisition	110.1	—
Foreign exchange and other	(3.2)	(0.6)
Balance at End of Period	$1,647.7	$1,535.6

Intangible assets were as follows:

	December 31, 2012			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in millions)
Definite-lived intangible assets
Customer base	$166.5	$(138.1)	$28.4	$166.6	$(135.9)	$30.7
Management contracts and other	93.1	(37.6)	55.5	49.3	(36.0)	13.3
	259.6	(175.7)	83.9	215.9	(171.9)	44.0
Indefinite-lived intangible assets
Management contracts	660.7	—	660.7	557.1	—	557.1
Total	$920.3	$(175.7)	$744.6	$773.0	$(171.9)	$601.1
The Company acquired $43.8 million of definite-lived intangible assets and $105.2 million of indefinite-lived intangible assets on November 1, 2012 in the acquisition of K2. Amortization expense related to definite-lived intangible assets was $3.8 million and $2.6 million for the three months ended December 31, 2012 and 2011. No impairment loss in the value of goodwill and other intangible assets was recognized during these periods.
The estimated remaining amortization expense related to definite-lived intangible assets as of December 31, 2012 was as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2013	$13.3
2014	17.8
2015	17.6
2016	12.9
2017	8.7
Thereafter	13.6
Total	$83.9
Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	December 31, 2012	Effective Interest Rate	September 30, 2012	Effective Interest Rate
FHLB advances	$66.0	3.23%	$69.0	3.30%
Senior notes
$300 million 2.000% notes due May 2013	—	N/A	299.9	2.28%
$250 million 3.125% notes due May 2015	249.9	3.32%	249.9	3.32%
$300 million 1.375% notes due September 2017	298.5	1.66%	298.4	1.66%
$350 million 4.625% notes due May 2020	349.7	4.74%	349.7	4.74%
$300 million 2.800% notes due September 2022	299.2	2.93%	299.2	2.93%
	1,197.3		1,497.1
Total Debt	$1,263.3		$1,566.1
In prior years, the Company secured advances from the FHLB to fund its banking services. The outstanding advances are subject to collateralization requirements.
At December 31, 2012, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In October 2012, the Company redeemed its outstanding 2.000% notes due in May 2013 at a make-whole redemption price of $305.4 million. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At December 31, 2012, the Company was in compliance with the covenants of the notes.
At December 31, 2012, contractual maturities for debt were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$18.5
2014	—
2015	260.4
2016	8.0
2017	298.5
Thereafter	677.9
Total	$1,263.3
At December 31, 2012, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $100.5 million available through the secured Federal Reserve Bank short-term discount window, $15.1 million available in uncommitted short-term bank lines of credit and $12.0 million available in secured FHLB short-term borrowing capacity.
Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products
The Company sponsors and manages various types of investment products, which consist of both VIEs and non-VIEs. The Company consolidates the non-VIE products which it controls and the VIE products for which it is the primary beneficiary. The Company has no right to the consolidated products' assets, other than its direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to the Company's assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the entities' liabilities.

The balances of consolidated VIEs and consolidated SIPs included in the Company's condensed consolidated balance sheets were as follows:

	December 31, 2012			September 30, 2012
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$80.8	$75.1	$155.9	$224.3	$42.8	$267.1
Receivables	36.8	21.7	58.5	2.7	23.7	26.4
Investments	1,062.0	1,104.9	2,166.9	984.1	1,046.6	2,030.7
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$1,179.6	$1,202.4	$2,382.0	$1,211.1	$1,113.8	$2,324.9
Liabilities
Accounts payable and accrued expenses	$—	$27.3	$27.3	$—	$21.8	$21.8
Debt, at fair value	1,101.4	—	1,101.4	1,100.9	—	1,100.9
Debt	—	97.8	97.8	—	110.2	110.2
Other liabilities	49.7	8.5	58.2	61.9	8.5	70.4
Total liabilities	1,151.1	133.6	1,284.7	1,162.8	140.5	1,303.3
Redeemable Noncontrolling Interests	—	66.2	66.2	—	26.7	26.7
Stockholders' Equity
Nonredeemable noncontrolling interests	—	572.2	572.2	—	556.8	556.8
Other equity	28.5	430.4	458.9	48.3	389.8	438.1
Total stockholders' equity	28.5	1,002.6	1,031.1	48.3	946.6	994.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,179.6	$1,202.4	$2,382.0	$1,211.1	$1,113.8	$2,324.9
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2012 and 2011.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

	Three Months Ended December 31,
(in millions)	2012	2011
Net gains from changes in fair value of assets	$22.2	$27.7
Net losses from changes in fair value of liabilities	(41.3)	(5.0)
Total net gains (losses)	$(19.1)	$22.7
The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of December 31, 2012
Unpaid principal balance	$1,069.9	$7.4	$1,156.8
Excess unpaid principal over fair value	(7.9)	(6.8)	(55.4)
Fair value	$1,062.0	$0.6	$1,101.4

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2012
Unpaid principal balance	$996.1	$7.2	$1,186.5
Excess unpaid principal over fair value	(12.0)	(6.7)	(85.6)
Fair value	$984.1	$0.5	$1,100.9
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures and other fund products.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	December 31, 2012			September 30, 2012
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$203.8	$203.8	$—	$194.4	$194.4
Other debt securities	1,062.0	326.2	1,388.2	984.1	317.5	1,301.6
Other equity securities	—	574.9	574.9	—	534.7	534.7
Total Investments	$1,062.0	$1,104.9	$2,166.9	$984.1	$1,046.6	$2,030.7
Investments of consolidated VIEs consist of corporate debt securities. Other debt and equity securities of consolidated SIPs primarily consist of direct investments in secured and unsecured debt securities and equity securities of entities in emerging markets, which are generally not traded in active markets. Other equity securities also include investments in funds that are not traded in active markets.
Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

	December 31, 2012	Effective Interest Rate	September 30, 2012	Effective Interest Rate
(dollars in millions)
Debt of CLOs, at fair value, due fiscal years 2016-2024	$1,101.4	1.42%	$1,100.9	1.48%
Debt of consolidated SIPs due fiscal years 2013-2018	97.8	3.95%	110.2	4.20%
Total Debt	$1,199.2		$1,211.1
The debt of CLOs had floating interest rates ranging from 0.54% to 9.98% at December 31, 2012, and from 0.67% to 9.98% at September 30, 2012.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.47% to 6.28% at December 31, 2012, and from 1.98% to 7.03% at September 30, 2012. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated SIPs and, in some cases, a pledge of the right to call capital.
At December 31, 2012, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$45.3
2014	—
2015	—
2016	18.0
2017	14.9
Thereafter	1,121.0
Total	$1,199.2

Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis. See Note 7 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2012
Assets
Cash and cash equivalents of consolidated VIEs	$—	$80.8	$—	$80.8
Receivables of consolidated VIEs	—	36.8	—	36.8
Investments of consolidated VIEs	—	1,062.0	—	1,062.0
Investments of consolidated SIPs
Debt securities	7.6	53.1	326.2	386.9
Equity securities	101.0	79.4	537.6	718.0
Total Assets Measured at Fair Value	$108.6	$1,312.1	$863.8	$2,284.5
Liabilities
Debt of consolidated VIEs	$—	$1,023.1	$78.3	$1,101.4
Other liabilities of consolidated VIEs	—	49.7	—	49.7
Total Liabilities Measured at Fair Value	$—	$1,072.8	$78.3	$1,151.1

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Cash and cash equivalents of consolidated VIEs	$—	$224.3	$—	$224.3
Receivables of consolidated VIEs	—	2.7	—	2.7
Investments of consolidated VIEs	—	984.1	—	984.1
Investments of consolidated SIPs
Debt securities	6.3	49.3	317.5	373.1
Equity securities	145.9	0.6	527.0	673.5
Total Assets Measured at Fair Value	$152.2	$1,261.0	$844.5	$2,257.7
Liabilities
Debt of consolidated VIEs	$—	$1,033.0	$67.9	$1,100.9
Other liabilities of consolidated VIEs	—	61.9	—	61.9
Total Liabilities Measured at Fair Value	$—	$1,094.9	$67.9	$1,162.8
The fair value of cash and cash equivalents of consolidated VIEs is based on market observable inputs. The fair values of the other assets and liabilities of consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes. The fair value of a portion of the debt of consolidated VIEs is determined using significant unobservable inputs in a market-based approach.
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
The investments that are not generally traded in active markets consist of debt and equity securities of entities in emerging markets and fund products. The fair values of the debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach. The fair value of the fund products is determined using net asset value (“NAV”) as a practical expedient. These investments are classified as Level 2 if they are redeemable on a quarterly basis or Level 3 if they are periodically redeemable, subject to certain restrictions, or nonredeemable.

The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)	Fair Value Level	Redemption Frequency	December 31, 2012	September 30, 2012
Hedge funds	2	Quarterly	$30.3	$—
Hedge funds	3	Nonredeemable	0.8	—
Global fixed-income fund	3	Periodically with certain restrictions	186.8	172.7
Real estate and private equity funds	3	Nonredeemable	147.7	141.5
Total			$365.6	$314.2
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of approximately 5.6 years and 5.9 years at December 31, 2012 and September 30, 2012. The consolidated SIPs' unfunded commitments to these funds totaled approximately $146.1 million and $123.0 million at December 31, 2012 and September 30, 2012, of which the Company was contractually obligated to fund $3.7 million and $2.9 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were $47.0 million and nil during the three months ended December 31, 2012 and 2011, and transfers into Level 1 from Level 2 were nil and $25.7 million during the same periods. Securities were transferred into Level 2 when they were valued using adjusted quoted market prices for observable after-market price movements within country-specific market proxies. Securities were transferred into Level 1 when quoted market prices no longer required adjustment.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2012	Debt	Equity
Balance at October 1, 2012	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains (losses) included in investment and other income, net	8.5	9.8	18.3	(10.4)
Purchases	23.3	19.4	42.7	—
Sales	(26.6)	(20.7)	(47.3)	—
Acquisition	—	0.8	0.8	—
Effect of exchange rate changes	3.5	1.3	4.8	—
Balance at December 31, 2012	$326.2	$537.6	$863.8	$(78.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2012	$6.2	$8.0	$14.2	$(10.4)

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2011		Debt	Equity
Balance at October 1, 2011	$1.9	$324.9	$283.7	$610.5	$(83.9)
Realized and unrealized gains (losses) included in investment and other income, net	—	7.6	(17.5)	(9.9)	(2.9)
Purchases	—	20.0	60.8	80.8	—
Sales	—	(2.8)	(1.2)	(4.0)	—
Settlements	—	(0.2)	—	(0.2)	—
Transfers into Level 3	1.6	—	—	1.6	—
Effect of exchange rate changes	—	0.5	0.2	0.7	1.5
Balance at December 31, 2011	$3.5	$350.0	$326.0	$679.5	$(85.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2011	$—	$7.6	$(17.5)	$(9.9)	$(2.9)
There were no transfers into or out of Level 3 during the three months ended December 31, 2012.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets were as follows:

(in millions)
as of December 31, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$326.2	Discounted cash flow	Discount rate	4.2%–25.6% (12.6%)
			Risk premium	0.0%–20.8% (2.2%)

Equity securities	133.2	Market comparable companies	EBITDA multiple	5.5–8.4 (7.6)
			Discount for lack of marketability	15.0%–30.0% (24.3%)
	48.1	Discounted cash flow	Discount rate	12.0%–18.0% (15.9%)
			Discount for lack of marketability	0.0%–50.0% (20.1%)
	21.0	Market pricing	Price to book value ratio	1.7

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$317.5	Discounted cash flow	Discount rate	4.9%–25.6% (11.8%)
			Risk premium	0.0%–7.3% (2.1%)

Equity securities	144.4	Market comparable companies	EBITDA multiple	5.5–8.6 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)
	47.4	Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (27.8%)
	21.0	Market pricing	Price to book value ratio	1.7
Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares at December 31, 2012 and September 30, 2012.
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At December 31, 2012 and September 30, 2012, the exclusions consisted of $78.3 million and $67.9 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $335.3 million and $314.2 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs presented in the above tables.
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

Financial instruments of consolidated VIEs and consolidated SIPs that were not measured at fair value were as follows:

(in millions)		December 31, 2012		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$75.1	$75.1	$42.8	$42.8
Financial Liabilities
Debt of consolidated SIPs	3	97.8	101.6	110.2	113.0
Non-consolidated VIEs
VIEs for which the Company is not the primary beneficiary consist of certain sponsored and other investment products from which the Company earns investment management and related services fees and/or has an equity ownership interest in the VIE.
The carrying values of the investment management and related service fees receivable from and the equity ownership interests in these VIEs included in the Company’s condensed consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in millions)	December 31, 2012	September 30, 2012
Receivables	$47.3	$43.8
Investments	196.3	199.7
Total	$243.6	$243.5
The Company’s total AUM of non-consolidated VIEs was $36.5 billion at December 31, 2012 and $35.3 billion at September 30, 2012.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2012 or the three months ended December 31, 2012.
Note 11 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of December 31, 2012, to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At December 31, 2012 and September 30, 2012, the Company held cash of $208.8 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At December 31, 2012, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2012.
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

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $189.1 million at December 31, 2012. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2012	1,327	$110.50
Granted	853	131.04
Vested	(186)	109.16
Forfeited/canceled	(55)	112.12
Nonvested Balance at December 31, 2012	1,939	$119.62
Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2012	2011
Investment and Other Income, Net
Dividend income	$2.8	$6.8
Interest income	3.1	2.1
Gains on trading investment securities, net	5.3	10.5
Realized gains on sale of investment securities, available-for-sale	21.2	14.4
Realized losses on sale of investment securities, available-for-sale	—	(1.5)
Income from investments in equity method investees, net of tax	21.8	22.5
Other-than-temporary impairment of investment securities, available-for-sale	(0.3)	—
Gains (losses) on investments of consolidated SIPs, net	20.9	(15.7)
Gains (losses) on assets and liabilities of consolidated VIEs, net	(19.1)	22.7
Foreign currency exchange gains (losses), net	(11.3)	5.2
Other, net	1.1	4.2
Total	45.5	71.2
Interest expense	(14.5)	(8.6)
Other Income (Expenses), Net	$31.0	$62.6
Substantially all of the Company’s dividend income and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by cash equivalents, investments in debt securities of U.S. states and political subdivisions and trading securities. Proceeds from the sale of investment securities, available-for-sale were $159.0 million and $253.2 million for the three months ended December 31, 2012 and 2011.
Net gains on trading investment securities that were held at December 31, 2012 and 2011 were $1.7 million and $8.9 million. Net gains (losses) on trading investment securities of consolidated SIPs that were held at December 31, 2012 and 2011 were $6.2 million and $(5.1) million.

Note 14 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. regulatory capital requirements. Based on the Company's calculations, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in millions)	December 31, 2012	September 30, 2012	Capital Adequacy Minimum
Tier 1 capital	$6,236.3	$6,788.8	N/A
Total risk-based capital	6,236.7	6,799.6	N/A
Tier 1 leverage ratio	52%	59%	5%
Tier 1 risk-based capital ratio	53%	54%	4%
Total risk-based capital ratio	53%	54%	8%
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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2012 (“fiscal year 2012”) filed with the U.S. Securities and Exchange Commission (the “SEC”), and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. Our SIPs and investment management and related services are distributed or marketed to the public globally under seven distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust, Darby, Balanced Equity Management and K2. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also manage certain sub-advised investment products which may be sold to the public under one of our brand names or those of other companies or on a co-branded basis.
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

During the three months ended December 31, 2012, the global financial markets had modest gains as investor concerns eased regarding the European sovereign debt crisis, but grew due to the then impending U.S. fiscal cliff. The MSCI World Index increased 3% during the quarter while the S&P 500 Index and the Barclays Global Aggregate Index were essentially flat. We believe that ongoing global economic concerns are likely to result in continued market volatility.
Our total AUM at December 31, 2012 was $781.8 billion, 4% higher than at September 30, 2012 and 17% higher than at December 31, 2011. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2012 increased 13% from the same period in the prior fiscal year, primarily driven by $94.0 billion of market appreciation and $13.6 billion of net new flows during calendar year 2012.
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
Uncertainties regarding economic stabilization and improvement remain in the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2012	2011
Operating Income	$685.1	$632.4	8%
Net Income Attributable to Franklin Resources, Inc.	516.1	480.8	7%
Earnings per Share
Basic	$2.42	$2.21	10%
Diluted	2.42	2.20	10%
Operating Margin[1]	36.0%	37.2%
 _________________
1    Defined as operating income divided by total operating revenues.
Operating income increased $52.7 million and net income attributable to Franklin Resources, Inc. increased $35.3 million for the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. The increases were primarily due to a 12% increase in operating revenues, which was driven by a 13% increase in average AUM, partially offset by a 14% increase in operating expenses.
Diluted earnings per share increased consistent with the increase in net income and a 2% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	December 31, 2012	December 31, 2011	Percent Change
Equity
Global/international	$222.2	$194.5	14%
United States	81.2	75.7	7%
Total equity	303.4	270.2	12%
Hybrid	121.0	96.4	26%
Fixed-Income
Tax-free	84.3	74.1	14%
Taxable
Global/international	209.8	174.7	20%
United States	57.6	48.9	18%
Total fixed-income	351.7	297.7	18%
Cash Management	5.7	6.0	(5)%
Total	$781.8	$670.3	17%
Average for the Three-Month Period	$763.6	$675.0	13%

AUM at December 31, 2012 increased 17% from December 31, 2011, primarily due to $94.0 billion of market appreciation and $13.6 billion of net new flows during the twelve-month period. Strong positive returns in global markets resulted in valuation increases in all investment objectives, and most significantly in global/international products. The net new flows were driven by inflows in fixed-income and hybrid products, partially offset by outflows in equity products.
Average AUM, which is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM, increased 13% during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year.
The average mix of AUM by investment objective was nearly the same during the three months ended December 31, 2012 and 2011 as shown below.

	Three Months Ended December 31,
	2012	2011
Equity
Global/international	28%	29%
United States	11%	11%
Total equity	39%	40%
Hybrid	15%	14%
Fixed-Income
Tax-free	11%	11%
Taxable
Global/international	27%	27%
United States	7%	7%
Total fixed-income	45%	45%
Cash Management	1%	1%
Total	100%	100%

Components of the change in AUM were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2012	2011
Beginning AUM	$749.9	$659.9	14%
Long-term sales	46.0	38.2	20%
Long-term redemptions	(44.7)	(53.0)	(16)%
Net cash management	(1.0)	(0.8)	25%
Net new flows	0.3	(15.6)	NM
Reinvested distributions	9.1	7.3	25%
Net flows	9.4	(8.3)	NM
Distributions	(11.0)	(8.5)	29%
Acquisition	8.7	—	NM
Appreciation and other	24.8	27.2	(9)%
Ending AUM	$781.8	$670.3	17%
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	9.6	3.4	5.5	3.8	19.7	4.0	—	46.0
Long-term redemptions	(13.8)	(5.1)	(4.8)	(3.2)	(14.0)	(3.8)	—	(44.7)
Net exchanges	(0.2)	(0.3)	(0.2)	—	0.2	0.2	0.3	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(4.4)	(2.0)	0.5	0.6	5.9	0.4	(0.7)	0.3
Reinvested distributions	2.5	1.4	1.2	0.6	2.9	0.5	—	9.1
Net flows	(1.9)	(0.6)	1.7	1.2	8.8	0.9	(0.7)	9.4
Distributions	(2.6)	(1.5)	(1.5)	(0.8)	(3.8)	(0.8)	—	(11.0)
Acquisition	—	—	8.7	—	—	—	—	8.7
Appreciation and other	11.8	1.1	2.0	0.7	8.4	0.8	—	24.8
AUM at December 31, 2012	$222.2	$81.2	$121.0	$84.3	$209.8	$57.6	$5.7	$781.8

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2011	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	9.8	3.7	4.1	2.8	14.2	3.6	—	38.2
Long-term redemptions	(10.4)	(4.3)	(15.1)	(2.2)	(17.7)	(3.3)	—	(53.0)
Net exchanges	(0.7)	0.1	0.1	0.2	(0.5)	0.7	0.1	—
Net cash management	—	—	—	—	—	—	(0.8)	(0.8)
Net new flows	(1.3)	(0.5)	(10.9)	0.8	(4.0)	1.0	(0.7)	(15.6)
Reinvested distributions	1.5	1.3	1.2	0.6	2.3	0.4	—	7.3
Net flows	0.2	0.8	(9.7)	1.4	(1.7)	1.4	(0.7)	(8.3)
Distributions	(1.8)	(1.4)	(1.4)	(0.8)	(2.6)	(0.5)	—	(8.5)
Appreciation and other	10.3	7.9	6.2	1.5	0.2	1.1	—	27.2
AUM at December 31, 2011	$194.5	$75.7	$96.4	$74.1	$174.7	$48.9	$6.0	$670.3
AUM increased $31.9 billion or 4% during the quarter ended December 31, 2012, resulting from $24.8 billion of market appreciation and $8.7 billion from an acquisition. The market appreciation mainly related to global/international equity and fixed income products and reflects overall positive returns in global markets, as evidenced by an increase in the MSCI World Index of 3%. Long-term sales of $46.0 billion increased 20% from the prior-year period primarily due to a rebound in sales of global/

international fixed-income products, and long-term redemptions decreased 16% to $44.7 billion primarily due to an $11.1 billion redemption in the prior-year period from an institutional advisory account in the hybrid objective.
AUM increased $10.4 billion or 2% during the quarter ended December 31, 2011, driven by market appreciation of $27.2 billion and partially offset by net new outflows of $15.6 billion. The market appreciation primarily resulted from equity and hybrid products as improved market conditions led to valuation increases, evidenced by increases in MSCI World Index of 8% and the S&P 500 Index of 12%. Net new outflows resulted as ongoing investor concerns related to the European sovereign debt crisis and general negative market sentiment contributed to lower sales and a high level of long-term redemptions, most notably in global/international fixed-income and equity products. Redemptions included $11.1 billion from an institutional advisory account in the hybrid objective.
The average mix of AUM by sales region is shown below.

	Three Months Ended December 31,		Percent Change
(dollar amounts in billions)	2012	2011
United States	$499.1	$439.0	14%
International
Europe, the Middle East and Africa	124.9	107.4	16%
Asia-Pacific	78.7	72.4	9%
Canada	34.5	30.5	13%
Latin America[1]	26.4	25.7	3%
Total international	264.5	236.0	12%
Total	$763.6	$675.0	13%
 _________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The long-term investment performance of our fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the three-, five- and ten-year periods ended December 31, 2012. Our global/international fixed-income funds generated strong results with at least 89% of AUM exceeding the benchmarks and peer group medians for all periods presented, as did our hybrid products with at least 95% of AUM exceeding the peer group medians for all periods. In addition, at least 92% of AUM in our tax-free fixed-income products exceeded the peer group medians for the five- and ten-year periods. The long-term performance of our equity products has also been solid with AUM regularly exceeding the peer group medians for the three-, five- and ten-year periods.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
As of December 31, 2012	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	62%	40%	63%	56%	54%	70%	68%	69%
United States	9%	11%	28%	41%	20%	53%	60%	48%
Total equity	46%	32%	52%	51%	44%	65%	65%	61%
Hybrid	86%	85%	15%	96%	95%	96%	97%	98%
Fixed-Income
Tax-free	75%	63%	31%	51%	57%	70%	92%	100%
Taxable
Global/international	92%	89%	91%	91%	96%	93%	99%	99%
United States	60%	68%	68%	78%	57%	61%	54%	69%
Total fixed-income	82%	79%	71%	77%	79%	81%	89%	94%
AUM measured in the benchmark and peer group rankings represents 88% of our total AUM as of December 31, 2012. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of December 31, 2012. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in 2012 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 16, 2013 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
Operating Revenues
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2012	2011
Investment management fees	$1,199.9	$1,075.1	12%
Sales and distribution fees	604.1	524.3	15%
Shareholder servicing fees	74.4	75.4	(1)%
Other, net	23.4	27.1	(14)%
Total Operating Revenues	$1,901.8	$1,701.9	12%
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
Investment management fees increased $124.8 million for the three months ended December 31, 2012. The increase resulted almost entirely from a 13% increase in average AUM, partially offset by the impact of a slightly lower effective fee rate. Average AUM increased in all sales regions, with the highest growth in U.S. products, and across all investment objectives.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 62.9 basis points for the three months ended December 31, 2012 from 63.7 basis points for the prior-year period. The rate decrease primarily resulted from a slightly lower weighting of global/international equity AUM, which generally carry the highest fee rates, and a slightly higher weighting of U.S. products AUM. The rate decrease was partially offset by higher performance-based fees.

Performance-based investment management fees were $2.9 million and de minimus for the three months ended December 31, 2012 and 2011.
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
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2012	2011
Asset-based fees	$403.7	$368.8	9%
Sales-based fees	198.0	152.3	30%
Contingent sales charges	2.4	3.2	(25)%
Sales and Distribution	$604.1	$524.3	15%
Asset-based distribution fees increased $34.9 million for the three months ended December 31, 2012 primarily due to a 10% increase in the related average AUM. Annualized distribution fees as a percentage of average AUM were 0.21% and 0.22% for the three months ended December 31, 2012 and 2011.
Sales-based fees increased $45.7 million for the three months ended December 31, 2012 primarily due to a 30% increase in total commissionable sales. Sales fees as a percentage of commissionable sales were 3.3% for the three months ended December 31, 2012 and 2011. Commissionable sales represented 13% and 12% of total sales for the three months ended December 31, 2012 and 2011.
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

Shareholder servicing fees decreased $1.0 million for the three months ended December 31, 2012 primarily due to a $2.7 million decrease in fees from closed accounts in the U.S. that remain billable at a reduced rate, partially offset by a $1.7 million increase in fees from a 6% increase in active accounts in the U.S.
Other, Net
Other, net revenue primarily consists of dividend and interest income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue decreased $3.7 million for the three months ended December 31, 2012 due to a $4.2 million decrease in net revenue from banking/finance services resulting from a significant reduction in these services during fiscal year 2012, partially offset by a $0.5 million increase in income from consolidated SIPs.
Operating Expenses
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2012	2011
Sales, distribution and marketing	$730.9	$630.6	16%
Compensation and benefits	335.1	300.4	12%
Information systems and technology	43.6	41.4	5%
Occupancy	33.4	31.8	5%
General, administrative and other	73.7	65.3	13%
Total Operating Expenses	$1,216.7	$1,069.5	14%
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
Sales, distribution and marketing expenses by cost driver are presented below:

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2012	2011
Asset-based expenses	$514.6	$457.5	12%
Sales-based expenses	183.4	139.7	31%
Amortization of deferred sales commissions	32.9	33.4	(1)%
Sales, Distribution and Marketing	$730.9	$630.6	16%
Asset-based expenses increased $57.1 million for the three months ended December 31, 2012 primarily due to a $32.2 million increase in distribution expenses on non-U.S. products primarily resulting from an 11% increase in the related average international AUM, and a $22.5 million increase in distribution expenses on U.S. products resulting from a 9% increase in the related average U.S. AUM and a higher mix of Class C assets, which have higher expense rates than other U.S. product classes. Annualized asset-based expenses as a percentage of average AUM were 0.27% for the three months ended December 31, 2012 and 2011. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.

Sales-based expenses increased $43.7 million for the three months ended December 31, 2012 primarily due to a 30% increase in total commissionable sales. Sales-based expenses as a percentage of sales-based fees were 93% and 92% for the three months ended December 31, 2012 and 2011.
Compensation and Benefits
Compensation and benefit expenses increased $34.7 million for the three months ended December 31, 2012 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $24.0 million primarily due to higher bonus expense based on our performance. Salaries, wages and benefits increased $10.6 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2012 and 2011. Compensation and benefit expenses as a percentage of operating revenues were 18% for the three months ended December 31, 2012 and 2011. At December 31, 2012, our global workforce had increased to approximately 8,700 employees from approximately 8,500 employees at December 31, 2011.
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
Information Systems and Technology
Information systems and technology costs increased $2.2 million for the three months ended December 31, 2012 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2012	2011
Net carrying value at beginning of period	$90.3	$67.9
Additions, net of disposals	10.1	17.7
Amortization	(9.3)	(7.4)
Net Carrying Value at End of Period	$91.1	$78.2
Occupancy
The Company conducts its worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs increased $1.6 million for the three months ended December 31, 2012 primarily due to increases in rent expense and building maintenance costs.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $8.4 million for the three months ended December 31, 2012 primarily due to a $3.5 million increase in professional fees mainly related to changes to our banking/finance business, a $2.4 million increase in the contingent consideration liability and a $1.2 million increase in amortization of intangible assets related to the acquisition of K2, and a $1.0 million increase in advertising and sales and promotion expenses due to higher levels of business activity.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

Other Income (Expenses)

	Three Months Ended December 31,
(in millions)	2012	2011
Investment and other income, net	$45.5	$71.2
Interest expense	(14.5)	(8.6)
Other Income (Expenses), Net	$31.0	$62.6
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
Other income (expenses) decreased $31.6 million for the three months ended December 31, 2012 primarily due to net losses from consolidated collateralized loan obligations (“CLOs”) and foreign exchange and an increase in interest expense. Changes in the fair value of the assets and liabilities of consolidated CLOs resulted in net losses of $19.1 million as compared to $22.7 million of net gains in the prior-year period. The Euro strengthened against the U.S. dollar in the current year, resulting in $11.3 million of foreign currency exchange net losses as compared to $5.2 million of net gains in the prior year. Interest expense increased $5.9 million primarily due to $3.7 million related to the early redemption of senior notes and a higher debt balance. These changes were partially offset by $20.9 million of net gains from securities held by consolidated SIPs as compared to net losses of $15.7 million in the prior-year period.
A substantial majority of the net gains (losses) of consolidated CLOs and a significant noncontrolling percentage of the net gains (losses) from other consolidated SIPs are offset in noncontrolling interests in our condensed consolidated statements of income.
Our investments in SIPs include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our SIPs investments.
The consolidated cash, cash equivalents and investments portfolio by investment objective at December 31, 2012 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$5,242.7	53%	$—	0%	$155.9	7%
Investment Securities
Equity
Global/international	472.8	5%	—	0%	351.4	15%
United States	24.5	0%	—	0%	0.1	0%
Total equity	497.3	5%	—	0%	351.5	15%
Hybrid	233.9	2%	—	0%	160.7	7%
Fixed-Income
Tax-free	26.8	0%	—	0%	—	0%
Taxable
Global/international	971.9	10%	84.4	7%	592.6	25%
United States	2,368.6	24%	1,113.8	93%	1,062.1	46%
Total fixed-income	3,367.3	34%	1,198.2	100%	1,654.7	71%
Total Investment Securities	4,098.5	41%	1,198.2	100%	2,166.9	93%
Other Investments	593.0	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$9,934.2	100%	$1,198.2	100%	$2,322.8	100%

Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $433.5 million of investments in equity method investees that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.
Taxes on Income
As a multi-national corporation, we often provide our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 29.5% and 29.0% for the three months ended December 31, 2012 and 2011. The rate increase was primarily due to a decrease in forecasted non-U.S. earnings in lower tax jurisdictions and a net loss attributable to non-controlling interests as compared to net income in the prior-year period, partially offset by a decrease in state tax due to new legislation.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2012	2011
Cash Flow Data
Operating cash flows	$286.4	$167.7
Investing cash flows	34.5	236.4
Financing cash flows	(1,140.4)	(681.4)
Net cash provided by operating activities increased during the three months ended December 31, 2012 due to a lower net increase in trading securities of consolidated SIPs and a higher net increase in various operating liabilities. Net cash provided by investing activities decreased mainly due to higher purchases of investments by consolidated VIEs. Net cash used in financing activities increased primarily due to payments on debt and higher dividends paid on common stock, partially offset by lower repurchases of common stock.
The assets and liabilities of our consolidated VIEs and consolidated SIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to these consolidated entities’ assets, other than our direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the entities' liabilities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated SIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2012	September 30, 2012
Assets
Cash and cash equivalents	$5,086.8	$5,784.3
Receivables	849.5	823.8
Investments	2,203.7	2,266.7
Total liquid assets	$8,140.0	$8,874.8
Liabilities
Debt
Federal Home Loan Bank advances	$66.0	$69.0
Senior notes	1,197.3	1,497.1
Total debt	$1,263.3	$1,566.1

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
Cash and cash equivalents at December 31, 2012 decreased from September 30, 2012 primarily due to net cash used in financing activities, partially offset by net cash provided by operating and investing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 39% and 61% at December 31, 2012, and 46% and 54% at September 30, 2012.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At December 31, 2012, our U.S. and non-U.S. subsidiaries held approximately $2,306.4 million and $2,060.7 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to approximately $2,094.3 million and $1,988.8 million held at September 30, 2012.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2012, $1,197.3 million of the notes were outstanding with a total face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. At December 31, 2012, we were in compliance with the covenants of the notes.
In prior fiscal years, we secured advances from the Federal Home Loan Bank (the “FHLB”) to fund our banking services. At December 31, 2012, $66.0 million of FHLB advances were outstanding with a weighted-average interest rate of 3.23%. FHLB advances are subject to collateralization requirements.
At December 31, 2012, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $100.5 million available through the secured Federal Reserve Bank short-term discount window, $15.1 million available in uncommitted short-term bank lines of credit and $12.0 million available in secured FHLB short-term borrowing capacity.
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
We declare and pay dividends on a quarterly basis. We declared a regular cash dividend of $0.29 per share and a special cash dividend of $3.00 per share during the three months ended December 31, 2012, and a regular cash dividend of $0.27 per share and a special cash dividend of $2.00 per share during the three months ended December 31, 2011. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2012 and 2011, we repurchased approximately 0.8 million and 3.0 million shares of our common stock at a cost of $98.0 million and $290.9 million. At December 31, 2012, approximately 6.5 million shares of our common stock remained available for repurchase under our common stock repurchase program, which is not subject to an expiration date.
During the three months ended December 31, 2012 and 2011, we redeemed $11.7 million and $70.2 million, net of investments, in our SIPs.
In October 2012, we redeemed our outstanding 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million.
In November 2012, we acquired an ownership interest of approximately 69% of K2 Advisors Holdings LLC (“K2”), a fund of hedge funds solutions provider. The purchase consideration included a $182.9 million cash investment in K2, which was primarily used to retire $176.5 million of debt immediately following the acquisition.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2012.
Concurrent with our acquisition of a majority interest of K2 in November 2012, we committed to acquire the remaining interests over a multi-year period beginning in fiscal year 2017. The amount of the resulting liability is contingent on K2's future revenues and profits and had an estimated fair value of $90.3 million at December 31, 2012. This amount is based on payments of $1.8 million in fiscal year 2013, $12.3 million in fiscal years 2014-2015, $32.9 million in fiscal years 2016-2017 and $43.3 million thereafter.
As disclosed above, we redeemed our outstanding 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million in October 2012.
At December 31, 2012, there were no other material changes outside the ordinary course in our other contractual obligations and commercial commitments from September 30, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At December 31, 2012 and September 30, 2012, we held cash of approximately $208.8 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2012.
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
The variable interests that we have in investment entity VIEs consist of our equity ownership interest in and/or investment management fees earned from these VIEs. As of December 31, 2012, we are the primary beneficiary of three of these VIEs as we have a controlling financial interest in the entities.
Fair Value Measurements
We record the majority of our investments in the consolidated financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2012, Level 3 assets represented 21% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds which are not traded in active markets. Level 3 liabilities, comprised of a contingent consideration liability and debt of consolidated VIEs, represented 14% of total liabilities measured at fair value at December 31, 2012. There were no transfers into or out of Level 3 during the three months ended December 31, 2012.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2012, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. As of December 31, 2012, $42.6 million, or 51% of our definite-lived intangible assets related to investment management contracts acquired in November 2012 in connection with the acquisition of K2. No events occurred or circumstances changed since the acquisition date that would indicate that these assets might be impaired. Approximately $35.0 million, or 85% of the remaining balance of definite-lived intangible assets exceeded their carrying values by at least 20%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 2% to 6%. As of December 31, 2012, a decline in their related AUM of approximately 18% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for the three months ended December 31, 2012.
Revenues
Investment management and distribution fees are generally determined based on a percentage of AUM. AUM of SIPs is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2012, our total AUM by fair value hierarchy level was 36% Level 1, 63% Level 2 and 1% Level 3.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Reform Act") imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and the time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Reform Act, new rules adopted by the Commodity Futures Trading Commission (“CFTC”) removed or limited previously available exemptions and exclusions which will impose additional registration and reporting requirements for operators of certain mutual funds and certain other pooled vehicles that use or trade in futures, swaps and other derivatives regulated by the CFTC. These regulatory amendments may require us to change certain of our mutual fund or other pooled vehicle business practices or register additional entities with the CFTC. Further, upon implementation, the Foreign Account Tax Compliance Act ("FATCA"), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will require non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and impose withholding, documentation and reporting requirements on non-U.S. financial institutions. FATCA remains subject to the adoption of additional applicable regulations by the IRS, and full implementation will be phased in over a multi-year period, commencing in 2013. We expect that FATCA will cause us to incur significant administrative and compliance costs. Changes to the regulation of money market funds currently under discussion could significantly change the structure and operations of those funds.
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
Our market risk from assets and liabilities of consolidated VIEs and consolidated SIPs is limited to that of our direct investments in, and/or investment management fees earned from, these entities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated SIPs are excluded from the discussion below.
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
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable, deposits and debt obligations. At December 31, 2012, we had exposure from $1,712.6 million of investments in debt securities and SIPs that invest in debt securities, $279.4 million of net loans receivable and $651.6 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We minimize the impact of changes in interest rates related to our debt obligations by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. At December 31, 2012, substantially all of our outstanding debt was issued at fixed rates. In addition, we monitor the interest rates and average maturities of our loan and deposit portfolios.
As of December 31, 2012, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loan receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling, and Canadian Dollar. These assets accounted for approximately 10% of the total cash and cash equivalents and investments at December 31, 2012. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 7% of the total cash and cash equivalents and investments at December 31, 2012. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at December 31, 2012.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,198.2	$1,318.0	$1,078.4
Investment securities, available-for-sale	733.4	806.7	660.1
Direct investments in consolidated VIEs and consolidated SIPs	444.7	489.2	400.2
Total	$2,376.3	$2,613.9	$2,138.7
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2012 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC includes a detailed discussion of the Risk Factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	26,000	$127.88	26,000	7,222,337
November 2012	393,062	$129.43	393,062	6,829,275
December 2012	344,100	$127.35	344,100	6,485,175
Total	763,162		763,162
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to our continuing policy of repurchasing shares of our common stock. On December 19, 2011, we announced that our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At December 31, 2012, approximately 6.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	February 1, 2013	By:	/S/ KENNETH A. LEWIS
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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).