Form 10-Q
period 2013-03-31
FRANKLIN RESOURCES INC
filed 2013-04-30
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Outstanding: 212,609,362 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 23, 2013.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2013	2012	2013	2012
Operating Revenues
Investment management fees	$1,267.5	$1,126.4	$2,467.4	$2,201.5
Sales and distribution fees	642.7	585.9	1,246.8	1,110.2
Shareholder servicing fees	76.6	76.7	151.0	152.1
Other, net	26.8	10.3	50.2	37.4
Total operating revenues	2,013.6	1,799.3	3,915.4	3,501.2
Operating Expenses
Sales, distribution and marketing	780.8	715.5	1,511.7	1,346.1
Compensation and benefits	355.1	323.0	690.2	623.4
Information systems and technology	44.8	43.3	88.4	84.7
Occupancy	31.9	31.9	65.3	63.7
General, administrative and other	71.6	68.5	145.3	133.8
Total operating expenses	1,284.2	1,182.2	2,500.9	2,251.7
Operating Income	729.4	617.1	1,414.5	1,249.5
Other Income (Expenses)
Investment and other income, net	96.5	82.4	142.0	153.6
Interest expense	(10.9)	(9.6)	(25.4)	(18.2)
Other income, net	85.6	72.8	116.6	135.4
Income before taxes	815.0	689.9	1,531.1	1,384.9
Taxes on income	221.6	202.1	433.0	403.4
Net income	593.4	487.8	1,098.1	981.5
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	17.8	(15.9)	5.1	(5.8)
Redeemable noncontrolling interests	2.8	0.5	4.1	3.3
Net Income Attributable to Franklin Resources, Inc.	$572.8	$503.2	$1,088.9	$984.0
Earnings per Share
Basic	$2.69	$2.33	$5.12	$4.54
Diluted	2.69	2.32	5.11	4.53
Dividends per Share	$0.29	$0.27	$3.58	$2.54
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net Income	$593.4	$487.8	$1,098.1	$981.5
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	(16.9)	22.5	(19.0)	17.7
Currency translation adjustments	(38.9)	40.9	(35.0)	18.4
Net unrealized gains (losses) on defined benefit plans, net of tax	0.7	—	0.7	(0.2)
Total comprehensive income	538.3	551.2	1,044.8	1,017.4
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	17.8	(15.9)	5.1	(5.8)
Redeemable noncontrolling interests	2.8	0.5	4.1	3.3
Comprehensive Income Attributable to Franklin Resources, Inc.	$517.7	$566.6	$1,035.6	$1,019.9
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions)	March 31, 2013	September 30, 2012
Assets
Cash and cash equivalents	$5,411.3	$5,784.3
Receivables	994.6	850.2
Investments (including $1,943.1 and $2,012.7 at fair value at March 31, 2013 and September 30, 2012)	2,555.7	2,583.8
Loans receivable, net	238.3	254.4
Assets of consolidated sponsored investment products
Cash and cash equivalents	44.3	42.8
Investments, at fair value	1,228.8	1,046.6
Assets of consolidated variable interest entities
Cash and cash equivalents	100.2	224.3
Investments, at fair value	1,012.9	984.1
Deferred taxes	100.3	94.9
Property and equipment, net	573.9	582.7
Goodwill and other intangible assets, net	2,380.9	2,141.9
Other	169.0	161.5
Total Assets	$14,810.2	$14,751.5
Liabilities
Compensation and benefits	$312.9	$400.5
Accounts payable and accrued expenses	246.6	241.6
Commissions	422.8	383.9
Deposits	674.2	671.7
Debt	1,263.4	1,566.1
Debt of consolidated sponsored investment products	86.4	110.2
Liabilities of consolidated variable interest entities
Debt, at fair value	1,073.2	1,100.9
Other, at fair value	45.5	61.9
Deferred taxes	281.2	276.3
Other	245.6	151.2
Total liabilities	4,651.8	4,964.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	80.5	26.7
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 212,595,884 and 212,208,957 shares issued and outstanding at March 31, 2013 and September 30, 2012	21.3	21.2
Retained earnings	9,384.5	9,084.4
Appropriated retained earnings of consolidated variable interest entities	5.5	33.7
Accumulated other comprehensive income	8.7	62.0
Total Franklin Resources, Inc. stockholders’ equity	9,420.0	9,201.3
Nonredeemable noncontrolling interests	657.9	559.2
Total stockholders’ equity	10,077.9	9,760.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,810.2	$14,751.5
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended March 31,
(in millions)	2013	2012
Net Income	$1,098.1	$981.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.6	108.4
Stock-based compensation	57.1	50.3
Excess tax benefit from stock-based compensation	(11.7)	(17.6)
Gains on sale of assets	(27.8)	(21.4)
Income from investments in equity method investees	(42.2)	(61.6)
Net (gains) losses on other investments of consolidated sponsored investment products	(46.0)	27.4
Net (gains) losses of consolidated variable interest entities	26.5	(17.7)
Other	3.9	21.0
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(201.7)	(98.7)
Increase in trading securities, net	(83.9)	(240.4)
Increase in trading securities of consolidated sponsored investment products, net	(69.3)	(81.1)
Decrease in accrued compensation and benefits	(89.2)	(101.5)
Increase in commissions payable	38.9	11.3
Increase (decrease) in income taxes payable	16.6	(55.8)
Decrease in other liabilities	(12.1)	(25.8)
Net cash provided by operating activities	771.8	478.3
Purchase of investments	(137.4)	(107.3)
Liquidation of investments	321.3	556.7
Purchase of investments by consolidated sponsored investment products	(144.1)	(105.8)
Liquidation of investments by consolidated sponsored investment products	88.9	25.2
Purchase of investments by consolidated variable interest entities	(360.9)	(175.0)
Liquidation of investments by consolidated variable interest entities	333.4	233.7
Decrease in loans receivable, net	16.5	17.9
Decrease in loans receivable held by consolidated variable interest entities, net	—	41.5
Additions of property and equipment, net	(28.2)	(45.3)
Acquisition of subsidiary, net of cash acquired	5.7	—
Cash and cash equivalents recognized due to consolidation of sponsored investment products	2.8	—
Net cash provided by investing activities	98.0	441.6
Increase (decrease) in deposits	2.5	(53.1)
Issuance of common stock	27.3	28.2
Dividends paid on common stock	(759.3)	(547.4)
Repurchase of common stock	(121.3)	(416.8)
Excess tax benefit from stock-based compensation	11.7	17.6
Decrease in commercial paper, net	—	(5.0)
Payments on debt	(479.4)	—
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2013	2012
Proceeds from issuance of debt by consolidated sponsored investment products	$301.1	$22.8
Payments on debt by consolidated sponsored investment products	(324.8)	(71.5)
Payments on debt by consolidated variable interest entities	(95.3)	(159.0)
Noncontrolling interests	87.6	137.5
Net cash used in financing activities	(1,349.9)	(1,046.7)
Effect of exchange rate changes on cash and cash equivalents	(15.5)	7.3
Decrease in cash and cash equivalents	(495.6)	(119.5)
Cash and cash equivalents, beginning of period	6,051.4	5,198.6
Cash and Cash Equivalents, End of Period	$5,555.8	$5,079.1

Supplemental Disclosure of Non-Cash Activities
Decrease in noncontrolling interests due to net deconsolidation of certain sponsored investment products	$(10.7)	$(30.9)
Increase in noncontrolling interests due to acquisition	38.2	—
Contingent consideration liability recognized due to acquisition	90.6	—
Transfers of loans receivable, net to loans held for sale	—	117.5
Transfers of loans receivable of consolidated variable interest entities, net to loans held for sale	—	37.4

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$430.1	$442.1
Cash paid for interest	26.8	21.3
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	24.7	26.6
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2012 (“fiscal year 2012”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2013.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
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
New Accounting Guidance Not Yet Adopted
In February 2013, the FASB issued new guidance requiring an entity to report significant reclassifications out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. The adoption of the guidance in the first quarter of the fiscal year ending September 30, 2014 will result in additional disclosures of the changes in the various components of the Company's accumulated other comprehensive income balances.
Note 3 – Acquisition
On November 1, 2012, the Company acquired approximately 69% of the equity of K2 Advisors Holdings LLC (“K2”), a fund of hedge funds solutions provider. The acquisition was transacted through a $182.9 million cash investment in K2. The Company also agreed to acquire K2’s remaining equity interests over a multi-year period beginning in fiscal year 2017, resulting in the conversion of this equity to a liability. The amount of the liability is contingent on K2’s future revenue and profits and had an estimated fair value of $90.6 million on November 1, 2012. As a result of the conversion, the Company owns 100% of K2’s outstanding equity for U.S. GAAP purposes.

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
Note 4 – Stockholders' Equity and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2013
Balance at October 1, 2012	$9,201.3	$559.2	$9,760.5	$26.7
Net income	1,088.9	5.1	1,094.0	4.1
Net loss reclassified to appropriated retained earnings	(28.2)	28.2	—
Other comprehensive loss	(53.3)		(53.3)
Cash dividends on common stock	(763.6)		(763.6)
Repurchase of common stock	(121.3)		(121.3)
Noncontrolling interests
Net subscriptions		55.6	55.6	32.0
Net consolidation (deconsolidation) of certain sponsored investment products		4.4	4.4	(15.1)
Acquisition		5.4	5.4	32.8
Other[1]	96.2		96.2
Balance at March 31, 2013	$9,420.0	$657.9	$10,077.9	$80.5
________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2012
Balance at October 1, 2011	$8,524.7	$579.2	$9,103.9	$18.6
Net income (loss)	984.0	(5.8)	978.2	3.3
Net income reclassified to appropriated retained earnings	15.5	(15.5)	—
Other comprehensive income	35.9		35.9
Cash dividends on common stock	(551.6)		(551.6)
Repurchase of common stock	(416.8)		(416.8)
Noncontrolling interests
Net subscriptions		105.6	105.6	31.9
Net deconsolidation of certain sponsored investment products		—	—	(30.9)
Other[1]	98.1		98.1
Balance at March 31, 2012	$8,689.8	$663.5	$9,353.3	$22.9
________________

[1]	Primarily relates to stock-based compensation plans.
During the three and six months ended March 31, 2013, the Company repurchased 163 thousand and 926 thousand shares of its common stock at a cost of $23.3 million and $121.3 million under its stock repurchase program. At March 31, 2013, approximately 6.3 million shares of common stock remained available for repurchase under the stock repurchase program, which is not subject to an expiration date. During the three and six months ended March 31, 2012 , the Company repurchased approximately 1.0 million and 4.0 million shares of its common stock at a cost of $125.9 million and $416.8 million.
Note 5 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net Income Attributable to Franklin Resources, Inc.	$572.8	$503.2	$1,088.9	$984.0
Less: Allocation of earnings to participating nonvested stock and stock unit awards	4.0	3.4	7.4	6.3
Net Income Available to Common Stockholders	$568.8	$499.8	$1,081.5	$977.7

Weighted-average shares outstanding – basic	211.3	214.5	211.4	215.3
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.3	0.6	0.3	0.6
Weighted-Average Shares Outstanding – Diluted	211.6	215.1	211.7	215.9

Earnings per Share
Basic	$2.69	$2.33	$5.12	$4.54
Diluted	2.69	2.32	5.11	4.53
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were de minimus for the three and six months ended March 31, 2013, and 0.2 million and 0.5 million for the three and six months ended March 31, 2012.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated variable interest entities (“VIEs”) and consolidated sponsored investment products (“SIPs”). See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.

Investments consisted of the following:

(in millions)	March 31, 2013	September 30, 2012
Investment securities, trading	$1,214.0	$1,130.6
Investment securities, available-for-sale
SIPs	520.5	587.2
Securities of U.S. states and political subdivisions	23.4	26.8
Securities of the U.S. Treasury and federal agencies	25.3	2.4
Corporate debt securities[1]	20.0	70.3
Mortgage-backed securities – agency residential[2]	117.9	169.3
Other equity securities	8.9	14.0
Total investment securities, available-for-sale	716.0	870.0
Investments in equity method investees	547.2	489.0
Other investments	78.5	94.2
Total	$2,555.7	$2,583.8
________________

[1]	Corporate debt securities are insured by non-U.S. government agencies or the Federal Deposit Insurance Corporation.

[2]	Consist of U.S. government-sponsored enterprise obligations.
At March 31, 2013 and September 30, 2012, investment securities with aggregate carrying amounts of $95.4 million and $120.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $44.2 million and $45.2 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $7.3 million was pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 9 - Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of March 31, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$452.2	$70.3	$(2.0)	$520.5
Securities of U.S. states and political subdivisions	22.4	1.0	—	23.4
Securities of the U.S. Treasury and federal agencies	25.3	—	—	25.3
Corporate debt securities	20.0	—	—	20.0
Mortgage-backed securities – agency residential	115.3	2.6	—	117.9
Other equity securities	8.6	0.3	—	8.9
Total	$643.8	$74.2	$(2.0)	$716.0

(in millions)		Gross Unrealized
as of September 30, 2012	Cost Basis	Gains	Losses	Fair Value
SIPs	$516.8	$72.1	$(1.7)	$587.2
Securities of U.S. states and political subdivisions	25.6	1.2	—	26.8
Securities of the U.S. Treasury and federal agencies	2.4	—	—	2.4
Corporate debt securities	70.0	0.3	—	70.3
Mortgage-backed securities – agency residential	164.8	4.5	—	169.3
Other equity securities	13.5	0.6	(0.1)	14.0
Total	$793.1	$78.7	$(1.8)	$870.0
The net unrealized holding gains on investment securities, available-for-sale included in accumulated other comprehensive income were $5.3 million and $23.7 million for the three and six months ended March 31, 2013, and $36.3 million and $44.1 million for the three and six months ended March 31, 2012.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of March 31, 2013
SIPs	$21.0	$(1.8)	$1.6	$(0.2)	$22.6	$(2.0)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2012
SIPs	$30.0	$(0.7)	$21.7	$(1.0)	$51.7	$(1.7)
Other equity securities	4.4	(0.1)	—	—	4.4	(0.1)
Total	$34.4	$(0.8)	$21.7	$(1.0)	$56.1	$(1.8)

The Company recognized $0.7 million and $1.0 million of other-than-temporary impairment of investments for the three and six months ended March 31, 2013, including $0.3 million in the six-month period related to available-for-sale investments in SIPs. The Company did not recognize any other-than-temporary impairment of investments for the six months ended March 31, 2012.
At March 31, 2013, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$45.8	$45.8
Due after one year through five years	20.2	21.1
Due after five years through ten years	0.1	0.1
Due after ten years	1.6	1.7
Total	$67.7	$68.7
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2013
Assets
Investment securities, trading	$1,132.3	$81.4	$0.3	$1,214.0
Investment securities, available-for-sale
SIPs	520.5	—	—	520.5
Securities of U.S. states and political subdivisions	—	23.4	—	23.4
Securities of the U.S. Treasury and federal agencies	—	25.3	—	25.3
Corporate debt securities	—	20.0	—	20.0
Mortgage-backed securities – agency residential	—	117.9	—	117.9
Other equity securities	8.9	—	—	8.9
Life settlement contracts	—	—	13.1	13.1
Total Assets Measured at Fair Value	$1,661.7	$268.0	$13.4	$1,943.1
Liabilities
Contingent consideration liability	$—	$—	$90.0	$90.0

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Investment securities, trading	$1,058.6	$69.3	$2.7	$1,130.6
Investment securities, available-for-sale
SIPs	587.2	—	—	587.2
Securities of U.S. states and political subdivisions	—	26.8	—	26.8
Securities of the U.S. Treasury and federal agencies	—	2.4	—	2.4
Corporate debt securities	—	70.3	—	70.3
Mortgage-backed securities – agency residential	—	169.3	—	169.3
Other equity securities	14.0	—	—	14.0
Life settlement contracts	—	—	12.1	12.1
Total Assets Measured at Fair Value	$1,659.8	$338.1	$14.8	$2,012.7
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
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and six months ended March 31, 2013 and 2012.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments	Contingent Consideration Liability
for the three months ended March 31, 2013
Balance at January 1, 2013	$13.0	$(90.3)
Total realized and unrealized gains
Included in investment and other income, net	0.5	—
Included in general, administrative and other expense	—	0.2
Other	—	0.1
Purchases	0.1	—
Settlements	(0.2)	—
Balance at March 31, 2013	$13.4	$(90.0)
Change in unrealized gains included in net income relating to assets and liabilities held at March 31, 2013	$0.3	$0.3

(in millions)	Investments	Contingent Consideration Liability
for the six months ended March 31, 2013
Balance at October 1, 2012	$14.8	$—
Acquisition	—	(90.6)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.9	—
Included in general, administrative and other expense	—	(2.2)
Other	—	(0.2)
Purchases	0.7	—
Sales	(1.6)	—
Settlements	(1.4)	3.0
Balance at March 31, 2013	$13.4	$(90.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2013	$0.7	$(2.4)

(in millions)	Investments
for the three months ended March 31, 2012
Balance at January 1, 2012	$11.2
Realized and unrealized gains included in investment and other income, net	0.9
Purchases	0.4
Settlements	(0.9)
Balance at March 31, 2012	$11.6
Change in unrealized gains included in net income relating to assets held at March 31, 2012	$0.3

(in millions)	Investments
for the six months ended March 31, 2012
Balance at October 1, 2011	$10.9
Realized and unrealized gains included in investment and other income, net	1.8
Purchases	0.9
Settlements	(2.0)
Balance at March 31, 2012	$11.6
Change in unrealized gains included in net income relating to assets held at March 31, 2012	$0.8

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.1	Discounted cash flow	Life expectancy	21–165 months (79)
			Internal rate of return	1.5%–21.7% (11.6%)

Contingent consideration liability	90.0	Discounted cash flow	AUM growth rate	6.0%–19.7% (12.0%)
			EBITDA margin	31.3% - 38.9% (36.2%)
			Discount rate	14.0%

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$12.1	Discounted cash flow	Life expectancy	22–171 months (82)
			Internal rate of return	1.5%–22.3% (11.7%)
For life settlement contracts, a significant increase (decrease) in the life expectancy or the internal rate of return in isolation would result in a significantly lower (higher) fair value measurement.
For the contingent consideration liability, a significant increase (decrease) in the AUM growth rate or EBITDA margin, or decrease (increase) in the discount rate, in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments that were not measured at fair value were as follows:

(in millions)		March 31, 2013		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$5,411.3	$5,411.3	$5,784.3	$5,784.3
Other investments[1]	2 or 3	64.9	71.4	80.2	85.1
Loans receivable, net	2	238.3	241.1	254.4	258.7
Financial Liabilities
Deposits	2	674.2	675.0	671.7	672.4
Debt
FHLB advances	2	66.0	69.9	69.0	74.5
Senior notes	2	1,197.4	1,274.9	1,497.1	1,571.2
_________________
1    Primarily consist of Level 3 assets.
Note 8 – Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill were as follows:

(in millions)
for the six months ended March 31,	2013	2012
Balance at beginning of period	$1,540.8	$1,536.2
Acquisition	110.1	—
Foreign exchange and other	(6.7)	1.6
Balance at End of Period	$1,644.2	$1,537.8

Intangible assets were as follows:

	March 31, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in millions)
Definite-lived intangible assets
Customer base	$166.3	$(140.1)	$26.2	$166.6	$(135.9)	$30.7
Management contracts and other	93.1	(39.8)	53.3	49.3	(36.0)	13.3
	259.4	(179.9)	79.5	215.9	(171.9)	44.0
Indefinite-lived intangible assets
Management contracts	657.2	—	657.2	557.1	—	557.1
Total	$916.6	$(179.9)	$736.7	$773.0	$(171.9)	$601.1
The Company acquired $43.8 million of definite-lived intangible assets and $105.2 million of indefinite-lived intangible assets on November 1, 2012 in the acquisition of K2.
Amortization expense related to definite-lived intangible assets was $4.5 million and $8.3 million for the three and six months ended March 31, 2013, and $2.7 million and $5.3 million for the three and six months ended March 31, 2012. No impairment loss in the value of goodwill and other intangible assets was recognized during these periods.
The estimated remaining amortization expense related to definite-lived intangible assets as of March 31, 2013 was as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2013	$8.9
2014	17.7
2015	17.6
2016	12.9
2017	8.8
Thereafter	13.6
Total	$79.5
Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	March 31, 2013	Effective Interest Rate	September 30, 2012	Effective Interest Rate
FHLB advances	$66.0	3.23%	$69.0	3.30%
Senior notes
$300 million 2.000% notes due May 2013	—	N/A	299.9	2.28%
$250 million 3.125% notes due May 2015	249.9	3.32%	249.9	3.32%
$300 million 1.375% notes due September 2017	298.5	1.66%	298.4	1.66%
$350 million 4.625% notes due May 2020	349.7	4.74%	349.7	4.74%
$300 million 2.800% notes due September 2022	299.3	2.93%	299.2	2.93%
	1,197.4		1,497.1
Total Debt	$1,263.4		$1,566.1
At March 31, 2013, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In October 2012, the Company redeemed its outstanding 2.000% notes due in May 2013 at a make-whole redemption price of $305.4 million. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At March 31, 2013, the Company was in compliance with the covenants of the notes.
At March 31, 2013, maturities for debt were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$18.5
2014	—
2015	260.4
2016	8.0
2017	298.5
Thereafter	678.0
Total	$1,263.4
At March 31, 2013, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $93.3 million available through the secured Federal Reserve Bank short-term discount window, $14.7 million available in uncommitted short-term bank lines of credit and $6.8 million available in secured FHLB short-term borrowing capacity.
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

The balances of consolidated VIEs and consolidated SIPs included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2013			September 30, 2012
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$100.2	$44.3	$144.5	$224.3	$42.8	$267.1
Receivables	24.7	38.7	63.4	2.7	23.7	26.4
Investments	1,012.9	1,228.8	2,241.7	984.1	1,046.6	2,030.7
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$1,137.8	$1,312.5	$2,450.3	$1,211.1	$1,113.8	$2,324.9
Liabilities
Accounts payable and accrued expenses	$—	$39.0	$39.0	$—	$21.8	$21.8
Debt, at fair value	1,073.2	—	1,073.2	1,100.9	—	1,100.9
Debt	—	86.4	86.4	—	110.2	110.2
Other liabilities	45.5	8.5	54.0	61.9	8.5	70.4
Total liabilities	1,118.7	133.9	1,252.6	1,162.8	140.5	1,303.3
Redeemable Noncontrolling Interests	—	80.5	80.5	—	26.7	26.7
Stockholders' Equity
Nonredeemable noncontrolling interests	—	641.3	641.3	—	556.8	556.8
Other equity	19.1	456.8	475.9	48.3	389.8	438.1
Total stockholders' equity	19.1	1,098.1	1,117.2	48.3	946.6	994.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,137.8	$1,312.5	$2,450.3	$1,211.1	$1,113.8	$2,324.9
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2013 and 2012.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Net gains from changes in fair value of assets	$18.9	$29.7	$41.1	$57.4
Net losses from changes in fair value of liabilities	(26.6)	(34.1)	(67.9)	(39.1)
Total net gains (losses)	$(7.7)	$(4.4)	$(26.8)	$18.3
The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of March 31, 2013
Unpaid principal balance	$1,012.9	$7.6	$1,114.2
Excess unpaid principal over fair value	—	(7.4)	(41.0)
Fair value	$1,012.9	$0.2	$1,073.2

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2012
Unpaid principal balance	$996.1	$7.2	$1,186.5
Excess unpaid principal over fair value	(12.0)	(6.7)	(85.6)
Fair value	$984.1	$0.5	$1,100.9
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures and other fund products.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	March 31, 2013			September 30, 2012
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$234.1	$234.1	$—	$194.4	$194.4
Other debt securities	1,012.9	330.3	1,343.2	984.1	317.5	1,301.6
Other equity securities	—	664.4	664.4	—	534.7	534.7
Total Investments	$1,012.9	$1,228.8	$2,241.7	$984.1	$1,046.6	$2,030.7
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
Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

	March 31, 2013	Effective Interest Rate	September 30, 2012	Effective Interest Rate
(dollars in millions)
Debt of CLOs, at fair value, due fiscal years 2016-2024	$1,073.2	1.30%	$1,100.9	1.48%
Debt of consolidated SIPs due fiscal years 2013-2018	86.4	4.00%	110.2	4.20%
Total Debt	$1,159.6		$1,211.1
The debt of CLOs had floating interest rates ranging from 0.52% to 9.81% at March 31, 2013, and from 0.67% to 9.98% at September 30, 2012.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.46% to 6.28% at March 31, 2013, and from 1.98% to 7.03% at September 30, 2012. The repayment of amounts outstanding under certain debt agreements is secured by the assets of the consolidated SIPs and, in some cases, a pledge of the right to call capital.
At March 31, 2013, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$40.3
2014	—
2015	—
2016	3.4
2017	15.2
Thereafter	1,100.7
Total	$1,159.6

Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis. See Note 7 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$100.2	$—	$—	$100.2
Receivables of consolidated VIEs	—	24.7	—	24.7
Investments of consolidated VIEs	—	1,012.9	—	1,012.9
Investments of consolidated SIPs
Debt securities	8.7	57.9	330.2	396.8
Equity securities	174.7	32.8	624.5	832.0
Total Assets Measured at Fair Value	$283.6	$1,128.3	$954.7	$2,366.6
Liabilities
Debt of consolidated VIEs	$—	$997.4	$75.8	$1,073.2
Other liabilities of consolidated VIEs	—	45.5	—	45.5
Total Liabilities Measured at Fair Value	$—	$1,042.9	$75.8	$1,118.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Cash and cash equivalents of consolidated VIEs	$—	$224.3	$—	$224.3
Receivables of consolidated VIEs	—	2.7	—	2.7
Investments of consolidated VIEs	—	984.1	—	984.1
Investments of consolidated SIPs
Debt securities	6.3	49.3	317.5	373.1
Equity securities	145.9	0.6	527.0	673.5
Total Assets Measured at Fair Value	$152.2	$1,261.0	$844.5	$2,257.7
Liabilities
Debt of consolidated VIEs	$—	$1,033.0	$67.9	$1,100.9
Other liabilities of consolidated VIEs	—	61.9	—	61.9
Total Liabilities Measured at Fair Value	$—	$1,094.9	$67.9	$1,162.8
The fair value of cash and cash equivalents of consolidated VIEs is based on quoted market prices. The fair values of the other assets and liabilities of consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes. The fair value of a portion of the debt of consolidated VIEs is determined using significant unobservable inputs in a market-based approach.
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

The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)	Fair Value Level	Redemption Frequency	March 31, 2013	September 30, 2012
Hedge funds	2	Quarterly	$31.8	$—
Hedge funds	3	Biennially	0.8	—
Global fixed-income fund	3	Periodically with certain restrictions	205.4	172.7
Real estate and private equity funds	3	Nonredeemable	201.3	141.5
Total			$439.3	$314.2
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of approximately 5.4 years and 5.9 years at March 31, 2013 and September 30, 2012. The consolidated SIPs' unfunded commitments to these funds totaled approximately $148.6 million and $123.0 million at March 31, 2013 and September 30, 2012, of which the Company was contractually obligated to fund $3.3 million and $2.9 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were nil and $47.0 million during the three and six months ended March 31, 2013, and transfers into Level 1 from Level 2 were $53.8 million during both periods. Transfers into Level 2 from Level 1 were $0.9 million during the three and six months ended March 31, 2012, and transfers into Level 1 from Level 2 were nil and $25.7 million during the same periods. Securities were transferred into Level 2 when they were valued using adjusted quoted market prices for observable after-market price movements within country-specific market proxies or when they were valued based on prices of comparable or similar securities because quoted market prices were not available as trading in the securities was temporarily halted. Securities were transferred into Level 1 when they were valued using unadjusted quoted market prices.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended March 31, 2013	Debt	Equity
Balance at January 1, 2013	$326.2	$537.6	$863.8	$(78.3)
Realized and unrealized gains (losses) included in investment and other income, net	(2.7)	40.2	37.5	2.5
Purchases	30.1	66.5	96.6	—
Sales	(19.4)	(18.4)	(37.8)	—
Effect of exchange rate changes	(4.0)	(1.4)	(5.4)	—
Balance at March 31, 2013	$330.2	$624.5	$954.7	$(75.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2013	$(2.2)	$40.1	$37.9	$2.5

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2013	Debt	Equity
Balance at October 1, 2012	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains (losses) included in investment and other income, net	5.8	50.0	55.8	(7.9)
Purchases	53.4	85.9	139.3	—
Sales	(46.0)	(39.1)	(85.1)	—
Acquisition	—	0.8	0.8	—
Effect of exchange rate changes	(0.5)	(0.1)	(0.6)	—
Balance at March 31, 2013	$330.2	$624.5	$954.7	$(75.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2013	$6.7	$51.4	$58.1	$(7.9)

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended March 31, 2012		Debt	Equity
Balance at January 1, 2012	$3.5	$350.0	$326.0	$679.5	$(85.3)
Realized and unrealized gains (losses) included in investment and other income, net	(1.0)	(25.3)	0.2	(26.1)	(3.7)
Purchases	—	11.6	41.0	52.6	—
Sales	—	(16.1)	(56.4)	(72.5)	—
Settlements	—	(0.1)	(0.1)	(0.2)	23.5
Effect of exchange rate changes	—	(1.1)	(0.4)	(1.5)	0.2
Balance at March 31, 2012	$2.5	$319.0	$310.3	$631.8	$(65.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2012	$(1.0)	$(14.9)	$2.3	$(13.6)	$(3.7)

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2012		Debt	Equity
Balance at October 1, 2011	$1.9	$324.9	$283.7	$610.5	$(83.9)
Realized and unrealized gains (losses) included in investment and other income, net	(1.0)	(17.7)	(17.3)	(36.0)	(6.6)
Purchases	—	31.6	101.8	133.4	—
Sales	—	(18.9)	(57.6)	(76.5)	—
Settlements	—	(0.3)	(0.1)	(0.4)	23.5
Transfers into Level 3	1.6	—	—	1.6	—
Effect of exchange rate changes	—	(0.6)	(0.2)	(0.8)	1.7
Balance at March 31, 2012	$2.5	$319.0	$310.3	$631.8	$(65.3)
Change in unrealized losses included in net income relating to assets and liabilities held at March 31, 2012	$(1.0)	$(6.9)	$(15.0)	$(22.9)	$(6.6)
There were no transfers into or out of Level 3 during the three and six months ended March 31, 2013 and the three months ended March 31, 2012.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets were as follows:

(in millions)
as of March 31, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$330.2	Discounted cash flow	Discount rate	5.7%–25.6% (12.5%)
			Risk premium	0.0%–19.3% (2.5%)

Equity securities	145.8	Market comparable companies	EBITDA multiple	5.0–10.2 (8.6)
			Discount for lack of marketability	20.0%–30.0% (24.0%)
	52.1	Discounted cash flow	Discount rate	12.0%–18.0% (16.1%)
			Discount for lack of marketability	0.0%–50.0% (21.4%)
	19.1	Market pricing	Price to book value ratio	1.7

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$317.5	Discounted cash flow	Discount rate	4.9%–25.6% (11.8%)
			Risk premium	0.0%–7.3% (2.1%)

Equity securities	144.4	Market comparable companies	EBITDA multiple	5.5–8.6 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)
	47.4	Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (27.8%)
	21.0	Market pricing	Price to book value ratio	1.7
Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares at March 31, 2013 and September 30, 2012.
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At March 31, 2013 and September 30, 2012, the exclusions consisted of $75.8 million and $67.9 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $407.5 million and $314.2 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated VIEs and consolidated SIPs that were not measured at fair value were as follows:

(in millions)		March 31, 2013		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$44.3	$44.3	$42.8	$42.8
Financial Liabilities
Debt of consolidated SIPs	3	86.4	88.2	110.2	113.0
Non-consolidated VIEs
VIEs for which the Company is not the primary beneficiary consist of certain sponsored and other investment products from which the Company earns investment management and related services fees and/or in which it has an equity ownership interest.

The carrying values of the investment management and related service fees receivable from and the equity ownership interests in these VIEs included in the Company’s condensed consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in millions)	March 31, 2013	September 30, 2012
Receivables	$53.8	$43.8
Investments	203.6	199.7
Total	$257.4	$243.5
The Company’s total AUM of non-consolidated VIEs was $36.3 billion at March 31, 2013 and $35.3 billion at September 30, 2012.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2012 or the six months ended March 31, 2013.
Note 11 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of March 31, 2013, to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At March 31, 2013 and September 30, 2012, the Company held cash of $301.6 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At March 31, 2013, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2012.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $168.9 million at March 31, 2013. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2012	1,327	$110.50
Granted	900	131.93
Vested	(210)	109.73
Forfeited/canceled	(60)	112.65
Nonvested Balance at March 31, 2013	1,957	$120.37

Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Investment and Other Income, Net
Dividend income	$2.7	$5.7	$5.5	$12.5
Interest income	2.4	2.0	5.5	4.1
Gains on trading investment securities, net	8.3	10.3	13.6	20.8
Realized gains on sale of investment securities, available-for-sale	6.6	8.3	27.8	22.7
Realized losses on sale of investment securities, available-for-sale	—	(0.2)	—	(1.7)
Income from investments in equity method investees	20.4	39.1	42.2	61.6
Other-than-temporary impairment of investment securities	(0.7)	—	(1.0)	—
Gains on investments of consolidated SIPs, net	41.5	27.4	62.4	11.7
Gains (losses) on assets and liabilities of consolidated VIEs, net	(7.7)	(4.4)	(26.8)	18.3
Foreign currency exchange gains (losses), net	18.6	(9.8)	7.3	(4.6)
Other, net	4.4	4.0	5.5	8.2
Total	96.5	82.4	142.0	153.6
Interest expense	(10.9)	(9.6)	(25.4)	(18.2)
Other Income, Net	$85.6	$72.8	$116.6	$135.4
Substantially all of the Company’s dividend income and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by cash equivalents and investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of investment securities, available-for-sale were $41.0 million and $200.0 million for the three and six months ended March 31, 2013, and $118.7 million and $371.9 million for the three and six months ended March 31, 2012.
The Company recognized net gains on trading investment securities that were held at March 31, 2013 and 2012 of $7.7 million and $9.4 million during the three and six months ended March 31, 2013, and $9.9 million and $18.9 million during the three and six months ended March 31, 2012. Net gains on trading investment securities of consolidated SIPs that were held at March 31, 2013 and 2012 were $7.3 million and $13.4 million during the three and six months ended March 31, 2013, and $46.4 million and $39.4 million during the three and six months ended March 31, 2012.
Note 14 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. regulatory capital requirements. Based on the Company's calculations, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in millions)	March 31, 2013	September 30, 2012	Capital Adequacy Minimum
Tier 1 capital	$6,802.8	$6,788.8	N/A
Total risk-based capital	6,876.3	6,799.6	N/A
Tier 1 leverage ratio	57%	59%	5%
Tier 1 risk-based capital ratio	55%	54%	4%
Total risk-based capital ratio	56%	54%	8%
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
During the first half of our fiscal year, the global financial markets provided overall positive returns as the MSCI World Index increased 8% and 11% and the S&P 500 Index increased 11% and 10% for the three and six months ended March 31, 2013. The market performance was tempered by investor concerns regarding weak global economic growth, uncertainty about the U.S. federal budget, and the continuing European debt crisis. We believe that ongoing global economic concerns are likely to result in continued market volatility.
Our total AUM at March 31, 2013 was $823.7 billion, 10% higher than at September 30, 2012 and 14% higher than at March 31, 2012. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2013 increased 14% and 13% from the same periods in the prior fiscal year, primarily driven by $67.6 billion of market appreciation and $26.3 billion of net new flows during the previous twelve months.
The business and regulatory environments in which we operate remain complex, uncertain and subject to change. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 , rules adopted by the Commodity Futures Trading Commission in 2012 and the Foreign Account Tax Compliance Act impose additional restrictions, limitations and registration and reporting requirements on our business. We are also subject to numerous regulations by U.S. and non-U.S. regulators that add further complexity to our ongoing global compliance operations. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.

Uncertainties regarding economic stabilization and improvement remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions, except per share data)	2013	2012		2013	2012
Operating Income	$729.4	$617.1	18%	$1,414.5	$1,249.5	13%
Net Income Attributable to Franklin Resources, Inc.	572.8	503.2	14%	1,088.9	984.0	11%
Earnings per Share
Basic	$2.69	$2.33	15%	$5.12	$4.54	13%
Diluted	2.69	2.32	16%	5.11	4.53	13%
Operating Margin[1]	36.2%	34.3%		36.1%	35.7%
 _________________
1    Defined as operating income divided by total operating revenues.
Operating income increased $112.3 million and $165.0 million, and net income attributable to Franklin Resources, Inc. increased $69.6 million and $104.9 million for the three and six months ended March 31, 2013, as compared to the same periods in the prior fiscal year. The increases were primarily due to 12% increases in operating revenues in both periods, which were driven by 14% and 13% increases in average AUM, partially offset by 9% and 11% increases in operating expenses.
Diluted earnings per share increased in both periods consistent with the increases in net income and 2% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2013.
Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	March 31, 2013	March 31, 2012	Percent Change
Equity
Global/international	$231.0	$216.2	7%
United States	88.9	83.7	6%
Total equity	319.9	299.9	7%
Hybrid	129.2	103.5	25%
Fixed-Income
Tax-free	84.5	77.3	9%
Taxable
Global/international	226.5	187.8	21%
United States	58.2	51.5	13%
Total fixed-income	369.2	316.6	17%
Cash Management	5.4	5.7	(5)%
Total	$823.7	$725.7	14%
Average for the Three-Month Period	$807.3	$706.9	14%
Average for the Six-Month Period	$786.0	$693.9	13%

AUM at March 31, 2013 increased 14% from March 31, 2012, primarily due to $67.6 billion of market appreciation and $26.3 billion of net new flows during the twelve-month period. Strong positive returns in global markets resulted in valuation increases in all long-term investment objectives. The net new flows were primarily driven by inflows in global/international fixed-income products.
Average AUM benefited from the same factors, increasing 14% and 13% during the three and six months ended March 31, 2013, as compared to the same periods in the prior fiscal year. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
The average mix of AUM by investment objective is shown below. The change in mix towards fixed-income products for the three and six months ended March 31, 2013, as compared to the same periods in the prior fiscal year, reflects investor preference for globally diversified fixed-income investments.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Equity
Global/international	28%	30%	28%	30%
United States	11%	11%	11%	11%
Total equity	39%	41%	39%	41%
Hybrid	15%	14%	15%	14%
Fixed-Income
Tax-free	11%	11%	11%	11%
Taxable
Global/international	27%	26%	27%	26%
United States	7%	7%	7%	7%
Total fixed-income	45%	44%	45%	44%
Cash Management	1%	1%	1%	1%
Total	100%	100%	100%	100%
Components of the change in AUM were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2013	2012		2013	2012
Beginning AUM	$781.8	$670.3	17%	$749.9	$659.9	14%
Long-term sales	59.5	48.5	23%	105.5	86.7	22%
Long-term redemptions	(40.9)	(42.7)	(4)%	(85.6)	(95.7)	(11)%
Net cash management	(0.3)	(0.2)	50%	(1.3)	(1.0)	30%
Net new flows	18.3	5.6	227%	18.6	(10.0)	NM
Reinvested distributions	3.4	3.2	6%	12.5	10.5	19%
Net flows	21.7	8.8	147%	31.1	0.5	NM
Distributions	(4.3)	(4.3)	0%	(15.3)	(12.8)	20%
Acquisition	—	—	0%	8.7	—	NM
Appreciation and other	24.5	50.9	(52)%	49.3	78.1	(37)%
Ending AUM	$823.7	$725.7	14%	$823.7	$725.7	14%

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2013	$222.2	$81.2	$121.0	$84.3	$209.8	$57.6	$5.7	$781.8
Long-term sales	12.0	4.0	6.2	3.2	29.6	4.5	—	59.5
Long-term redemptions	(11.4)	(4.6)	(3.8)	(2.8)	(14.3)	(4.0)	—	(40.9)
Net exchanges	0.1	0.1	0.4	(0.2)	—	(0.4)	—	—
Net cash management	—	—	—	—	—	—	(0.3)	(0.3)
Net new flows	0.7	(0.5)	2.8	0.2	15.3	0.1	(0.3)	18.3
Reinvested distributions	0.2	—	1.0	0.6	1.2	0.4	—	3.4
Net flows	0.9	(0.5)	3.8	0.8	16.5	0.5	(0.3)	21.7
Distributions	(0.1)	(0.1)	(1.2)	(0.8)	(1.6)	(0.5)	—	(4.3)
Appreciation and other	8.0	8.3	5.6	0.2	1.8	0.6	—	24.5
AUM at March 31, 2013	$231.0	$88.9	$129.2	$84.5	$226.5	$58.2	$5.4	$823.7

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2012	$194.5	$75.7	$96.4	$74.1	$174.7	$48.9	$6.0	$670.3
Long-term sales	11.6	4.9	5.5	3.8	18.2	4.5	—	48.5
Long-term redemptions	(11.2)	(4.9)	(3.5)	(2.3)	(17.6)	(3.2)	—	(42.7)
Net exchanges	(0.2)	0.2	0.2	—	(0.1)	0.1	(0.2)	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	0.2	0.2	2.2	1.5	0.5	1.4	(0.4)	5.6
Reinvested distributions	0.1	—	1.0	0.6	1.1	0.4	—	3.2
Net flows	0.3	0.2	3.2	2.1	1.6	1.8	(0.4)	8.8
Distributions	—	—	(1.1)	(0.8)	(1.9)	(0.5)	—	(4.3)
Appreciation and other	21.4	7.8	5.0	1.9	13.4	1.3	0.1	50.9
AUM at March 31, 2012	$216.2	$83.7	$103.5	$77.3	$187.8	$51.5	$5.7	$725.7
AUM increased $41.9 billion or 5% during the quarter ended March 31, 2013, resulting from $24.5 billion of market appreciation and $18.3 billion of net new flows. Overall positive returns in global markets, evidenced by increases in the MSCI World Index of 8% and the S&P 500 Index of 11%, resulted in market appreciation in all long-term investment objectives, most significantly in equity and hybrid products. Long-term sales of $59.5 billion increased 23% from the prior-year period primarily due to higher sales of global/international fixed-income products, and long-term redemptions decreased 4% to $40.9 billion.
AUM increased $55.4 billion or 8% during the quarter ended March 31, 2012, driven by market appreciation of $50.9 billion and net new flows of $5.6 billion. The market appreciation was in all long-term investment objectives and reflected strong positive returns in global markets, evidenced by increases in the MSCI World Index of 12% and the S&P 500 Index of 13%. The net new flows were driven primarily by U.S. fixed-income and hybrid products as investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery contributed to lower net flows in global/international fixed-income and equity products.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	21.6	7.4	11.7	7.0	49.3	8.5	—	105.5
Long-term redemptions	(25.2)	(9.7)	(8.6)	(6.0)	(28.3)	(7.8)	—	(85.6)
Net exchanges	(0.1)	(0.2)	0.2	(0.2)	0.2	(0.2)	0.3	—
Net cash management	—	—	—	—	—	—	(1.3)	(1.3)
Net new flows	(3.7)	(2.5)	3.3	0.8	21.2	0.5	(1.0)	18.6
Reinvested distributions	2.7	1.4	2.2	1.2	4.1	0.9	—	12.5
Net flows	(1.0)	(1.1)	5.5	2.0	25.3	1.4	(1.0)	31.1
Distributions	(2.7)	(1.6)	(2.7)	(1.6)	(5.4)	(1.3)	—	(15.3)
Acquisition	—	—	8.7	—	—	—	—	8.7
Appreciation and other	19.8	9.4	7.6	0.9	10.2	1.4	—	49.3
AUM at March 31, 2013	$231.0	$88.9	$129.2	$84.5	$226.5	$58.2	$5.4	$823.7

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	21.4	8.6	9.6	6.6	32.4	8.1	—	86.7
Long-term redemptions	(21.6)	(9.2)	(18.6)	(4.5)	(35.3)	(6.5)	—	(95.7)
Net exchanges	(0.9)	0.3	0.3	0.2	(0.6)	0.8	(0.1)	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(1.1)	(0.3)	(8.7)	2.3	(3.5)	2.4	(1.1)	(10.0)
Reinvested distributions	1.6	1.3	2.2	1.2	3.4	0.8	—	10.5
Net flows	0.5	1.0	(6.5)	3.5	(0.1)	3.2	(1.1)	0.5
Distributions	(1.8)	(1.4)	(2.5)	(1.6)	(4.5)	(1.0)	—	(12.8)
Appreciation and other	31.7	15.7	11.2	3.4	13.6	2.4	0.1	78.1
AUM at March 31, 2012	$216.2	$83.7	$103.5	$77.3	$187.8	$51.5	$5.7	$725.7
AUM increased $73.8 billion or 10% during the six months ended March 31, 2013, primarily resulting from $49.3 billion of market appreciation and $18.6 billion of net new flows. Overall positive returns in global markets, evidenced by increases in the MSCI World Index of 11% and the S&P 500 Index of 10%, resulted in market appreciation in all long-term investment objectives. Long-term sales of $105.5 billion increased 22% from the prior-year period primarily due to higher sales of global/international fixed-income products. Long-term redemptions decreased 11% to $85.6 billion primarily due to a prior year $11.1 billion redemption from an institutional advisory account in the hybrid objective and lower current year redemptions of global/international fixed-income products.
AUM increased $65.8 billion or 10% during the six months ended March 31, 2012 due to market appreciation of $78.1 billion, partially offset by net new outflows of $10.0 billion. The market appreciation was in all long-term investment objectives and reflected strong positive returns in global markets, evidenced by increases in the MSCI World Index of 20% and the S&P 500 Index of 26%. Net new outflows resulted as investor concerns about the European debt crisis negatively impacted long-term sales and redemptions, most notably for global/international fixed-income products. Redemptions also included $11.1 billion from an institutional advisory account in the hybrid objective.

The average mix of AUM by sales region is shown below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in billions)	2013	2012		2013	2012
United States	$522.4	$460.0	14%	$511.3	$450.9	13%
International
Europe, the Middle East and Africa	136.9	113.1	21%	131.0	111.0	18%
Asia-Pacific	84.1	74.7	13%	81.3	73.9	10%
Canada	35.3	32.5	9%	34.9	31.7	10%
Latin America[1]	28.6	26.6	8%	27.5	26.4	4%
Total international	284.9	246.9	15%	274.7	243.0	13%
Total	$807.3	$706.9	14%	$786.0	$693.9	13%
 _________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The long-term investment performance of our fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the three-, five- and ten-year periods ended March 31, 2013. Our global/international fixed-income and hybrid funds generated strong results with at least 88% and 85% of AUM exceeding the benchmarks and 93% and 96% of AUM exceeding the peer group medians for all periods presented. In addition, at least 82% of AUM in our tax-free fixed-income products exceeded the peer group medians for the five- and ten-year periods. The performance of our equity products has also been solid with AUM regularly exceeding the peer group medians for all periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2013	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	60%	41%	61%	56%	70%	66%	77%	69%
United States	43%	14%	26%	39%	61%	42%	58%	40%
Total equity	55%	33%	50%	50%	67%	58%	71%	58%
Hybrid	87%	85%	95%	96%	97%	96%	97%	98%
Fixed-Income
Tax-free	60%	54%	49%	51%	43%	47%	82%	100%
Taxable
Global/international	94%	88%	92%	89%	97%	93%	99%	99%
United States	56%	65%	68%	77%	59%	64%	59%	69%
Total fixed-income	79%	76%	77%	76%	77%	77%	88%	94%
AUM measured in the benchmark and peer group rankings represents 88% of our total AUM as of March 31, 2013. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of March 31, 2013. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in 2012 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 17, 2013 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

Operating Revenues
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2013	2012		2013	2012
Investment management fees	$1,267.5	$1,126.4	13%	$2,467.4	$2,201.5	12%
Sales and distribution fees	642.7	585.9	10%	1,246.8	1,110.2	12%
Shareholder servicing fees	76.6	76.7	0%	151.0	152.1	(1)%
Other, net	26.8	10.3	160%	50.2	37.4	34%
Total Operating Revenues	$2,013.6	$1,799.3	12%	$3,915.4	$3,501.2	12%
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
Investment management fees increased $141.1 million and $265.9 million for the three and six months ended March 31, 2013. The increases resulted almost entirely from 14% and 13% increases in average AUM, partially offset by the impact of a slightly lower effective fee rate in both periods. Average AUM increased in all sales regions, with the highest absolute growth in U.S. products, and across all long-term investment objectives.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 62.8 basis points for the three and six months ended March 31, 2013 from 63.7 basis points and 63.5 basis points for the same periods in the prior fiscal year. The rate decreases primarily resulted from slightly lower weighting of global/international equity AUM, which generally carry the highest fee rates.
Performance-based investment management fees were $2.2 million and $5.1 million for the three and six months ended March 31, 2013 and $0.5 million and $0.6 million for the same periods in the prior fiscal year, and had an insignificant impact on the effective investment management fee rates.
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

Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2013	2012		2013	2012
Asset-based fees	$419.8	$384.2	9%	$823.5	$753.0	9%
Sales-based fees	220.2	199.0	11%	418.2	351.3	19%
Contingent sales charges	2.7	2.7	0%	5.1	5.9	(14)%
Sales and Distribution	$642.7	$585.9	10%	$1,246.8	$1,110.2	12%
Asset-based distribution fees increased $35.6 million and $70.5 million for the three and six months ended March 31, 2013 primarily due to 11% and 10% increases in the related average AUM. Annualized distribution fees as a percentage of average AUM were 0.21% for the three and six months ended March 31, 2013 and 0.22% for the same periods in the prior fiscal year.
Sales-based fees increased $21.2 million and $66.9 million for the three and six months ended March 31, 2013 primarily due to 16% and 23% increases in total commissionable sales, partially offset by a lower mix of U.S. product sales in both periods. U.S. products typically generate higher sales fees than non-U.S. products. Sales fees as a percentage of commissionable sales were 3.2% and 3.3% for the three and six months ended March 31, 2013, and 3.4% for the same periods in the prior fiscal year. Commissionable sales represented 12% of total sales for the three and six months ended March 31, 2013 and for the same periods in the prior fiscal year.
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
Shareholder servicing fees decreased $0.1 million and $1.1 million for the three and six months ended March 31, 2013 primarily due to the net impacts of decreases in fees of $2.5 million and $5.2 million from closed accounts in the U.S. that remain billable at a reduced rate, increases in fees of $1.5 million and $3.2 million from 7% and 6% increases in active accounts in the U.S., and increases in fees of $1.2 million and $1.3 million in Europe primarily due to higher levels of AUM.
Other, Net
Other, net revenue primarily consists of dividend and interest income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue increased $16.5 million and $12.8 million for the three and six months ended March 31, 2013 primarily due to $14.7 million and $15.2 million increases in income from consolidated SIPs. The increase for the six-month period was partially offset by a $2.5 million decrease in net revenue from banking/finance services resulting from a significant reduction in these services during the second half of fiscal year 2012.

Operating Expenses
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2013	2012		2013	2012
Sales, distribution and marketing	$780.8	$715.5	9%	$1,511.7	$1,346.1	12%
Compensation and benefits	355.1	323.0	10%	690.2	623.4	11%
Information systems and technology	44.8	43.3	3%	88.4	84.7	4%
Occupancy	31.9	31.9	0%	65.3	63.7	3%
General, administrative and other	71.6	68.5	5%	145.3	133.8	9%
Total Operating Expenses	$1,284.2	$1,182.2	9%	$2,500.9	$2,251.7	11%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Three Months Ended March 31,		Percent Change
(dollar amounts in millions)	2013	2012		2013	2012
Asset-based expenses	$541.4	$501.0	8%	$1,056.0	$958.5	10%
Sales-based expenses	204.5	181.4	13%	387.9	321.1	21%
Amortization of deferred sales commissions	34.9	33.1	5%	67.8	66.5	2%
Sales, Distribution and Marketing	$780.8	$715.5	9%	$1,511.7	$1,346.1	12%
Asset-based expenses increased $40.4 million and $97.5 million for the three and six months ended March 31, 2013 primarily due to distribution expense increases of $17.2 million and $49.4 million on non-U.S. products and $20.4 million and $42.9 million on U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 11% and 9% internationally and 8% and 9% in the U.S. The U.S. product expenses were also impacted by a higher mix of Class C assets, which have higher expense rates than other U.S. product classes. Annualized asset-based expenses as a percentage of average AUM were 0.27% for the three and six months ended March 31, 2013 and 0.28% for the same periods in the prior fiscal year. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses increased $23.1 million and $66.8 million for the three and six months ended March 31, 2013 primarily due to 16% and 23% increases in total commissionable sales, partially offset by a lower mix of U.S. product sales in both periods. U.S. products typically generate higher sales commissions than non-U.S. products. Sales-based expenses as a percentage of sales-based fees were 93% for the three and six months ended March 31, 2013 and 91% for the same periods in the prior fiscal year.
Amortization of deferred sales commissions increased $1.8 million and $1.3 million for the three and six months ended March 31, 2013 primarily due to higher sales of U.S. Class C shares, which are sold without a front-end sales charge to shareholders.
Compensation and Benefits
Compensation and benefit expenses increased $32.1 million and $66.8 million for the three and six months ended March 31, 2013 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $13.9 million and $37.9 million primarily due to higher bonus expense based on our performance. Salaries, wages and benefits increased $20.6 million and $31.2 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2012 and 2011. Compensation and benefit expenses as a percentage of operating revenues were 18% for the three and six months ended March 31, 2013 and 2012. At March 31, 2013, our global workforce had increased to approximately 8,700 employees from approximately 8,500 employees at March 31, 2012.
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
Information Systems and Technology
Information systems and technology costs increased $1.5 million and $3.7 million for the three and six months ended March 31, 2013 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Net carrying value at beginning of period	$91.1	$78.2	$90.3	$67.9
Additions, net of disposals	10.4	13.2	20.5	30.9
Amortization	(10.5)	(7.4)	(19.8)	(14.8)
Net Carrying Value at End of Period	$91.0	$84.0	$91.0	$84.0
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs were the same for the three-month periods ended March 31, 2013 and 2012. Occupancy costs increased $1.6 million for the six months ended March 31, 2013 primarily due to increases in rent expense and building maintenance costs.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $3.1 million and $11.5 million for the three and six months ended March 31, 2013 primarily due to $1.8 million and $3.0 million increases in amortization of intangible assets related to the acquisition of K2, and $1.2 million and $2.2 million increases in advertising and sales and promotion expenses due to higher levels of business activity. The increase for the six-month period also included a $5.4 million increase in professional fees related to changes in our banking/finance business and other corporate activities, and a $2.2 million increase in the contingent consideration liability related to the acquisition of K2.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
Other Income (Expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Investment and other income, net	$96.5	$82.4	$142.0	$153.6
Interest expense	(10.9)	(9.6)	(25.4)	(18.2)
Other Income, Net	$85.6	$72.8	$116.6	$135.4

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
Other income (expenses) increased $12.8 million for the three months ended March 31, 2013 primarily due to net gains from foreign currency exchange as the U.S. dollar strengthened against the Euro and Pound Sterling in the current-year period, resulting in $18.6 million of net gains as compared to $9.8 million of net losses in the prior year. The increase was substantially offset by an $18.7 million decrease in income from equity method investees due to lower market valuation gains.
Other income (expenses) decreased $18.8 million for the six months ended March 31, 2013 primarily due to lower market valuations for certain investments and higher interest expense, partially offset by higher net gains from securities held by consolidated SIPs and foreign currency exchange. Changes in the fair value of the assets and liabilities of consolidated CLOs resulted in net losses of $26.8 million as compared to $18.3 million of net gains in the prior-year period. Lower market valuations also resulted in a $19.4 million decrease in income from equity method investees and a $7.2 million decrease in net gains on trading investment securities. Interest expense increased $7.2 million primarily due to $3.7 million related to the early redemption of senior notes and a higher debt balance. These changes were substantially offset by a $50.7 million increase in net gains from securities held by consolidated SIPs. Additionally, the strengthened U.S. dollar against the Euro and Pound Sterling resulted in foreign currency exchange net gains of $7.3 million as compared to $4.6 million of net losses in the prior year.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at March 31, 2013 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$5,555.8	54%	$—	0%	$144.5	6%
Investment Securities
Equity
Global/international	553.4	6%	—	0%	392.5	16%
United States	26.3	0%	—	0%	—	0%
Total equity	579.7	6%	—	0%	392.5	16%
Hybrid	241.7	2%	—	0%	186.3	8%
Fixed-Income
Tax-free	23.4	0%	—	0%	—	0%
Taxable
Global/international	1,010.0	10%	95.4	8%	650.0	27%
United States	2,316.9	22%	1,118.6	92%	1,012.9	43%
Total fixed-income	3,350.3	32%	1,214.0	100%	1,662.9	70%
Total Investment Securities	4,171.7	40%	1,214.0	100%	2,241.7	94%
Other Investments	625.7	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$10,353.2	100%	$1,214.0	100%	$2,386.2	100%
Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $409.4 million of investments in equity method investees that hold securities which primarily have a global/international equity investment objective, are subject to market valuation risks and are readily marketable.

Taxes on Income
As a multi-national corporation, we often provide our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 27.2% and 28.3% for the three and six months ended March 31, 2013, as compared to 29.3% and 29.1% for the same periods in the prior fiscal year. The rate decreases were primarily due to reductions in gains on foreign investments subject to U.S. taxes, reductions of taxes in non-U.S. jurisdictions for prior years, and net income attributable to noncontrolling interests as compared to net losses in the prior-year periods, partially offset by increases in forecasted earnings in higher tax jurisdictions.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2013	2012
Cash Flow Data
Operating cash flows	$771.8	$478.3
Investing cash flows	98.0	441.6
Financing cash flows	(1,349.9)	(1,046.7)
Net cash provided by operating activities increased during the six months ended March 31, 2013 primarily due to a lower net increase in trading securities and higher net income. Net cash provided by investing activities decreased mainly due to lower liquidations of investments and net purchases of investments by consolidated VIEs in the current year as compared to net liquidations in the prior year. Net cash used in financing activities increased primarily due to payments on debt and higher dividends paid on common stock, partially offset by lower repurchases of common stock.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2013	September 30, 2012
Assets
Cash and cash equivalents	$5,411.3	$5,784.3
Receivables	931.2	823.8
Investments	2,210.5	2,266.7
Total Liquid Assets	$8,553.0	$8,874.8
Liabilities
Debt
Federal Home Loan Bank advances	$66.0	$69.0
Senior notes	1,197.4	1,497.1
Total Debt	$1,263.4	$1,566.1

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
Cash and cash equivalents at March 31, 2013 decreased from September 30, 2012 primarily due to net cash used in financing activities, partially offset by net cash provided by operating and investing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 36% and 64% at March 31, 2013, and 46% and 54% at September 30, 2012.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At March 31, 2013, our U.S. and non-U.S. subsidiaries held approximately $1,948.8 million and $2,105.4 million of our liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to approximately $2,094.3 million and $1,988.8 million held at September 30, 2012.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2013, $1,197.4 million of the notes were outstanding with a total face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. At March 31, 2013, we were in compliance with the covenants of the notes.
At March 31, 2013, $66.0 million of advances from the Federal Home Loan Bank (the “FHLB”) were outstanding with a weighted-average interest rate of 3.23%. FHLB advances are subject to collateralization requirements.
At March 31, 2013, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $93.3 million available through the secured Federal Reserve Bank short-term discount window, $14.7 million available in uncommitted short-term bank lines of credit and $6.8 million available in secured FHLB short-term borrowing capacity.
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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.58 per share ($0.29 per share per quarter) and a special cash dividend of $3.00 per share during the six months ended March 31, 2013, and regular cash dividends of $0.54 per share ($0.27 per share per quarter) and a special cash dividend of $2.00 per share during the six months ended March 31, 2012. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2013, we repurchased approximately 163 thousand and 926 thousand shares of our common stock at a cost of $23.3 million and $121.3 million. At March 31, 2013, approximately 6.3 million shares of our common stock remained available for repurchase under our common stock repurchase program, which is not subject to an expiration date. During the three and six months ended March 31, 2012, we repurchased approximately 1.0 million and 4.0 million shares of our common stock at a cost of $125.9 million and $416.8 million.
During the six months ended March 31, 2013 and 2012, we invested $5.6 million and $32.5 million, net of redemptions, in our SIPs.
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
Concurrent with our acquisition of a majority interest of K2 in November 2012, we committed to acquire the remaining interests over a multi-year period beginning in fiscal year 2017. The amount of the resulting liability is contingent on K2's future revenues and profits and had an estimated fair value of $90.0 million at March 31, 2013. This amount is based on payments of $1.1 million in fiscal year 2013, $11.2 million in fiscal years 2014-2015, $33.7 million in fiscal years 2016-2017 and $44.0 million thereafter.
As disclosed above, we redeemed our outstanding 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million in October 2012.
At March 31, 2013, there were no other material changes outside the ordinary course in our other contractual obligations and commercial commitments from September 30, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At March 31, 2013 and September 30, 2012, we held cash of approximately $301.6 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We are considered to have a controlling financial interest when we own a majority of the voting interest in an entity or are the primary beneficiary of a VIE. We also consolidate non-VIE limited partnerships and similar structures for which we are deemed to have control.
The variable interests that we have in investment entity VIEs consist of our equity ownership interest in and/or investment management fees earned from these VIEs. As of March 31, 2013, we were the primary beneficiary of three of these VIEs.
Fair Value Measurements
We record the majority of our investments in the consolidated financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2013, Level 3 assets represented 22% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds which are not traded in active markets. Level 3 liabilities, comprised of a contingent consideration liability and debt of consolidated VIEs, represented 14% of total liabilities measured at fair value at March 31, 2013. There were no transfers into or out of Level 3 during the six months ended March 31, 2013.
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
We test definite-lived intangible assets for impairment quarterly. As of March 31, 2013, the undiscounted future cash flow projections for $68.3 million, or 86%, of our definite-lived intangible assets exceeded their carrying values by at least 40%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 5% to 20%. As of March 31, 2013, a decline in their related AUM of 28% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for the six months ended March 31, 2013.
Revenues
Investment management and distribution fees are determined based on a percentage of AUM. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2013, our total AUM by fair value hierarchy level was 39% Level 1, 60% Level 2 and 1% Level 3.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Reform Act") imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and the time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Reform Act, rules adopted by the Commodity Futures Trading Commission (“CFTC”) in 2012 removed or limited previously available exemptions and exclusions which have imposed additional registration and reporting requirements for operators of certain of our mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and regulated by the CFTC. These regulatory amendments may also restrict the use of commodity interests regulated by the CFTC by certain of our mutual funds or other pooled vehicles. Further, upon implementation, the Foreign Account Tax Compliance Act ("FATCA"), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will require non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers and impose withholding, documentation and reporting requirements on non-U.S. financial institutions. Full implementation of FATCA will be phased in over a multi-year period commencing in 2013, and additional guidance with respect to that phase-in is expected over time. Changes to the regulation of money market funds currently under discussion could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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
We are also a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations and prohibitions of the Bank Holding Company Act of 1956 (the “BHC Act”) and the Gramm-Leach-Bliley Act. In addition, significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our banking subsidiaries, Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”), are subject to extensive regulation, supervision and examination by their respective banking regulators, which include the Federal Deposit Insurance Corporation for both, the New York State Department of Financial Services for Fiduciary Trust and the Office of the Comptroller of the Currency for FTB&T.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Breach of our technology systems could result in the loss of valuable information, breach of client contracts, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents, regulatory actions and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.

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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Regulations, including those contained in the Capital Requirements Directive of the European Union (“EU”), those recently adopted under the EU's Alternative Investment Fund Manager Directive, those required to be adopted under the Reform Act and certain regulations proposed under the EU's draft Undertakings for Collective Investment in Transferable Securities V Directive, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Our business could be negatively affected if we or our banking subsidiaries fail to satisfy regulatory and supervisory standards. Franklin and its banking subsidiaries are subject to significant regulation, supervision and examination by their respective banking regulators, which includes minimum regulatory capital standards. Franklin is subject to minimum capital and other regulatory and supervisory standards because it is a bank holding company and financial holding company registered with and supervised by the FRB under the BHC Act. Our business could be negatively affected if Franklin or its banking subsidiaries fail to meet these standards. Loss of financial holding company status could require that we either cease activities that are only permissible for us to engage in as a financial holding company or divest our banking subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The Reform Act imposes more stringent capital, liquidity and leverage ratio requirements on bank holding companies. In addition, liquidity needs could affect our banking services, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, interest rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.
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
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable, deposits and debt obligations. At March 31, 2013, we had exposure from $1,687.4 million of investments in debt securities and SIPs that invest in debt securities, $238.3 million of net loans receivable and $558.9 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We minimize the impact of changes in interest rates related to our debt obligations by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. At March 31, 2013, substantially all of our outstanding debt was issued at fixed rates. In addition, we monitor the interest rates and average maturities of our loan and deposit portfolios.
As of March 31, 2013, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loan receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for approximately 10% of the total cash and cash equivalents and investments at March 31, 2013. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 7% of the total cash and cash equivalents and investments at March 31, 2013. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at March 31, 2013.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,214.0	$1,335.4	$1,092.6
Investment securities, available-for-sale	716.0	787.6	644.4
Direct investments in consolidated VIEs and consolidated SIPs	468.3	515.1	421.5
Total	$2,398.3	$2,638.1	$2,158.5
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	9,431	$132.20	9,431	6,475,744
February 2013	74,312	$140.93	74,312	6,401,432
March 2013	79,492	$144.97	79,492	6,321,940
Total	163,235		163,235
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to our continuing policy of repurchasing shares of our common stock. On December 19, 2011, we announced that our Board of Directors authorized the repurchase of up to 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2013, approximately 6.3 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 10.1	2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013 (filed herewith)*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

__________
*        Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	April 30, 2013	By:	/S/ KENNETH A. LEWIS
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

Exhibit 10.1	2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013 (filed herewith)*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith)

__________
*        Compensatory Plan or Arrangement