Form 10-Q
period 2013-06-30
FRANKLIN RESOURCES INC
filed 2013-07-29
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Outstanding: 635,201,922 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 22, 2013 (as adjusted on a post-split basis to reflect the issuer's three-for-one split of common stock in the form of a stock dividend distributed on July 25, 2013, based on 211,733,974 pre-split shares outstanding on July 22, 2013).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Operating Revenues
Investment management fees	$1,318.3	$1,114.4	$3,785.7	$3,315.9
Sales and distribution fees	664.5	569.2	1,911.3	1,679.4
Shareholder servicing fees	77.5	77.3	228.5	229.4
Other, net	24.5	22.7	74.7	60.1
Total operating revenues	2,084.8	1,783.6	6,000.2	5,284.8
Operating Expenses
Sales, distribution and marketing	812.8	692.0	2,324.5	2,038.1
Compensation and benefits	345.5	314.6	1,035.7	938.0
Information systems and technology	44.4	44.1	132.8	128.8
Occupancy	33.9	31.5	99.2	95.2
General, administrative and other	76.5	58.4	221.8	192.2
Total operating expenses	1,313.1	1,140.6	3,814.0	3,392.3
Operating Income	771.7	643.0	2,186.2	1,892.5
Other Income (Expenses)
Investment and other income (losses), net	10.3	(18.0)	152.3	135.6
Interest expense	(10.0)	(10.1)	(35.4)	(28.3)
Other income (expenses), net	0.3	(28.1)	116.9	107.3
Income before taxes	772.0	614.9	2,303.1	1,999.8
Taxes on income	209.9	184.9	642.9	588.3
Net income	562.1	430.0	1,660.2	1,411.5
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	8.0	(24.2)	13.1	(30.0)
Redeemable noncontrolling interests	1.8	(1.1)	5.9	2.2
Net Income Attributable to Franklin Resources, Inc.	$552.3	$455.3	$1,641.2	$1,439.3
Earnings per Share
Basic	$0.87	$0.71	$2.57	$2.22
Diluted	0.86	0.71	2.57	2.22
Dividends per Share	$0.097	$0.090	$1.29	$0.94
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net Income	$562.1	$430.0	$1,660.2	$1,411.5
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(9.0)	(20.3)	(28.0)	(2.6)
Currency translation adjustments	(47.7)	(64.6)	(82.7)	(46.2)
Net unrealized gains (losses) on defined benefit plans, net of tax	(0.4)	—	0.3	(0.2)
Total comprehensive income	505.0	345.1	1,549.8	1,362.5
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	8.0	(24.2)	13.1	(30.0)
Redeemable noncontrolling interests	1.8	(1.1)	5.9	2.2
Comprehensive Income Attributable to Franklin Resources, Inc.	$495.2	$370.4	$1,530.8	$1,390.3
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions)	June 30, 2013	September 30, 2012
Assets
Cash and cash equivalents	$6,069.0	$5,784.3
Receivables	947.6	850.2
Investments (including $1,916.2 and $2,012.7 at fair value at June 30, 2013 and September 30, 2012)	2,495.4	2,583.8
Loans receivable, net	247.3	254.4
Assets of consolidated sponsored investment products
Cash and cash equivalents	48.4	42.8
Investments, at fair value	1,227.5	1,046.6
Assets of consolidated variable interest entities
Cash and cash equivalents	114.7	224.3
Investments, at fair value	977.3	984.1
Deferred taxes	103.1	94.9
Property and equipment, net	563.2	582.7
Goodwill and other intangible assets, net	2,358.8	2,141.9
Other	164.9	161.5
Total Assets	$15,317.2	$14,751.5
Liabilities
Compensation and benefits	$388.6	$400.5
Accounts payable and accrued expenses	272.7	241.6
Commissions	434.7	383.9
Deposits	714.2	671.7
Debt	1,252.1	1,566.1
Debt of consolidated sponsored investment products	92.3	110.2
Liabilities of consolidated variable interest entities
Debt, at fair value	1,045.1	1,100.9
Other, at fair value	54.0	61.9
Deferred taxes	284.6	276.3
Other	255.8	151.2
Total liabilities	4,794.1	4,964.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	120.8	26.7
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 635,717,838 and 636,626,871 shares issued and outstanding at June 30, 2013 and September 30, 2012	63.6	63.7
Retained earnings	9,763.2	9,041.9
Appropriated retained earnings of consolidated variable interest entities	1.4	33.7
Accumulated other comprehensive income (loss)	(48.4)	62.0
Total Franklin Resources, Inc. stockholders’ equity	9,779.8	9,201.3
Nonredeemable noncontrolling interests	622.5	559.2
Total stockholders’ equity	10,402.3	9,760.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,317.2	$14,751.5
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended June 30,
(in millions)	2013	2012
Net Income	$1,660.2	$1,411.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	102.8	99.1
Depreciation and other amortization	70.5	63.4
Stock-based compensation	86.2	77.4
Excess tax benefit from stock-based compensation	(16.0)	(18.7)
Gains on sale of assets	(36.8)	(34.7)
Income from investments in equity method investees	(54.3)	(50.3)
Net (gains) losses on other investments of consolidated sponsored investment products	(59.7)	26.4
Net (gains) losses of consolidated variable interest entities	30.3	(15.7)
Other	15.6	21.9
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(188.2)	(160.6)
Increase in trading securities, net	(70.0)	(291.3)
Increase in trading securities of consolidated sponsored investment products, net	(101.9)	(148.0)
Decrease in accrued compensation and benefits	(8.1)	(21.0)
Increase (decrease) in commissions payable	50.8	(1.4)
Increase (decrease) in income taxes payable	26.7	(61.7)
Increase (decrease) in other liabilities	19.5	(10.5)
Net cash provided by operating activities	1,527.6	885.8
Purchase of investments	(222.2)	(186.4)
Liquidation of investments	444.5	744.7
Purchase of investments by consolidated sponsored investment products	(177.7)	(153.9)
Liquidation of investments by consolidated sponsored investment products	129.1	35.7
Purchase of investments by consolidated variable interest entities	(488.9)	(337.1)
Liquidation of investments by consolidated variable interest entities	519.0	404.8
Decrease in loans receivable, net	7.5	14.4
Decrease in loans receivable held by consolidated variable interest entities, net	—	54.5
Decrease in loans held for sale	—	24.9
Proceeds from sale of loans held for sale	—	70.0
Additions of property and equipment, net	(41.6)	(61.9)
Acquisitions of subsidiaries, net of cash acquired	3.9	—
Cash and cash equivalents recognized due to consolidation of sponsored investment products	4.0	—
Net cash provided by investing activities	177.6	609.7
Increase in deposits	42.5	35.4
Issuance of common stock	28.8	31.3
Dividends paid on common stock	(821.1)	(605.5)
Repurchase of common stock	(226.4)	(698.8)
Excess tax benefit from stock-based compensation	16.0	18.7
Decrease in commercial paper, net	—	(30.0)
Payments on debt	(490.9)	—
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2013	2012
Proceeds from issuance of debt by consolidated sponsored investment products	$404.8	$42.8
Payments on debt by consolidated sponsored investment products	(423.1)	(88.5)
Payments on debt by consolidated variable interest entities	(143.3)	(194.0)
Noncontrolling interests	104.9	197.9
Net cash used in financing activities	(1,507.8)	(1,290.7)
Effect of exchange rate changes on cash and cash equivalents	(16.7)	(18.3)
Increase in cash and cash equivalents	180.7	186.5
Cash and cash equivalents, beginning of period	6,051.4	5,198.6
Cash and Cash Equivalents, End of Period	$6,232.1	$5,385.1

Supplemental Disclosure of Non-Cash Activities
Decrease in noncontrolling interests due to net deconsolidation of sponsored investment products	$(10.7)	$(167.6)
Increase in noncontrolling interests due to acquisition	38.2	—
Contingent consideration liabilities recognized due to acquisitions	92.0	—
Transfers of loans receivable, net to loans held for sale	—	117.5
Transfers of loans receivable of consolidated variable interest entities, net to loans held for sale	—	37.4

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$622.7	$637.0
Cash paid for interest	40.1	38.2
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	42.0	39.0
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2012 (“fiscal year 2012”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2013.
On June 13, 2013, the Company's Board of Directors declared a three-for-one split of common stock in the form of a stock dividend to common stockholders of record as of July 12, 2013, distributed on July 25, 2013. The par value of the Company's common stock was maintained at $0.10 per share. The condensed consolidated financial statements and notes thereto, including all share and per share data, have been adjusted retroactively to reflect the stock split.
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
Note 4 – Stockholders' Equity and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2013
Balance at October 1, 2012	$9,201.3	$559.2	$9,760.5	$26.7
Net income	1,641.2	13.1	1,654.3	5.9
Net loss reclassified to appropriated retained earnings	(32.3)	32.3	—
Other comprehensive loss	(110.4)		(110.4)
Cash dividends on common stock	(825.5)		(825.5)
Repurchase of common stock	(226.4)		(226.4)
Noncontrolling interests
Net subscriptions		65.1	65.1	39.8
Net consolidation (deconsolidation) of sponsored investment products		4.4	4.4	(41.4)
Acquisition		5.4	5.4	32.8
Reclassification		(57.0)	(57.0)	57.0
Other[1]	131.9		131.9
Balance at June 30, 2013	$9,779.8	$622.5	$10,402.3	$120.8
________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2012
Balance at October 1, 2011	$8,524.7	$579.2	$9,103.9	$18.6
Net income (loss)	1,439.3	(30.0)	1,409.3	2.2
Net income reclassified to appropriated retained earnings	13.0	(13.0)	—
Other comprehensive loss	(49.0)		(49.0)
Cash dividends on common stock	(609.2)		(609.2)
Repurchase of common stock	(698.8)		(698.8)
Noncontrolling interests
Net subscriptions		138.9	138.9	59.0
Net deconsolidation of sponsored investment products		(117.5)	(117.5)	(50.1)
Other[1]	129.3		129.3
Balance at June 30, 2012	$8,749.3	$557.6	$9,306.9	$29.7
________________

[1]	Primarily relates to stock-based compensation plans.
The reclassification of $57.0 million of noncontrolling interests from nonredeemable to redeemable during the nine months ended June 30, 2013 relates to a consolidated sponsored investment product (“SIP”) which is redeemable on a monthly basis without restriction.
During the three and nine months ended June 30, 2013, the Company repurchased 2.2 million and 4.9 million shares of its common stock at a cost of $105.1 million and $226.4 million under its stock repurchase program. At June 30, 2013, approximately 16.8 million shares of common stock remained available for repurchase under the stock repurchase program, which is not subject to an expiration date. During the three and nine months ended June 30, 2012, the Company repurchased approximately 7.9 million and 20.0 million shares of its common stock at a cost of $282.0 million and $698.8 million.
Note 5 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net Income Attributable to Franklin Resources, Inc.	$552.3	$455.3	$1,641.2	$1,439.3
Less: Allocation of earnings to participating nonvested stock and stock unit awards	4.0	3.1	11.2	9.2
Net Income Available to Common Stockholders	$548.3	$452.2	$1,630.0	$1,430.1

Weighted-average shares outstanding – basic	633.6	639.3	634.0	643.8
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.7	1.6	0.9	1.8
Weighted-Average Shares Outstanding – Diluted	634.3	640.9	634.9	645.6

Earnings per Share
Basic	$0.87	$0.71	$2.57	$2.22
Diluted	0.86	0.71	2.57	2.22
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were nil for the three and nine months ended June 30, 2013, and 0.4 million for the three and nine months ended June 30, 2012.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated variable interest entities (“VIEs”) and consolidated SIPs. See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.

Investments consisted of the following:

(in millions)	June 30, 2013	September 30, 2012
Investment securities, trading	$1,200.2	$1,130.6
Investment securities, available-for-sale
SIPs	523.3	587.2
Securities of U.S. states and political subdivisions	23.2	26.8
Securities of the U.S. Treasury and federal agencies	25.2	2.4
Corporate debt securities	—	70.3
Mortgage-backed securities – agency residential[1]	107.0	169.3
Other equity securities	23.8	14.0
Total investment securities, available-for-sale	702.5	870.0
Investments in equity method investees	511.4	489.0
Other investments	81.3	94.2
Total	$2,495.4	$2,583.8
________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At June 30, 2013 and September 30, 2012, investment securities with aggregate carrying amounts of $101.2 million and $120.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $38.1 million and $45.2 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $7.0 million and $7.3 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 9 - Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of June 30, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$467.8	$61.6	$(6.1)	$523.3
Securities of U.S. states and political subdivisions	22.4	0.8	—	23.2
Securities of the U.S. Treasury and federal agencies	25.2	—	—	25.2
Mortgage-backed securities – agency residential	104.6	2.4	—	107.0
Other equity securities	23.2	0.6	—	23.8
Total	$643.2	$65.4	$(6.1)	$702.5

(in millions)		Gross Unrealized
as of September 30, 2012	Cost Basis	Gains	Losses	Fair Value
SIPs	$516.8	$72.1	$(1.7)	$587.2
Securities of U.S. states and political subdivisions	25.6	1.2	—	26.8
Securities of the U.S. Treasury and federal agencies	2.4	—	—	2.4
Corporate debt securities	70.0	0.3	—	70.3
Mortgage-backed securities – agency residential	164.8	4.5	—	169.3
Other equity securities	13.5	0.6	(0.1)	14.0
Total	$793.1	$78.7	$(1.8)	$870.0
The net unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) were $(2.4) million and $21.3 million for the three and nine months ended June 30, 2013, and $(23.0) million and $21.1 million for the three and nine months ended June 30, 2012.

The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of June 30, 2013
SIPs	$87.6	$(5.9)	$1.5	$(0.2)	$89.1	$(6.1)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2012
SIPs	$30.0	$(0.7)	$21.7	$(1.0)	$51.7	$(1.7)
Other equity securities	4.4	(0.1)	—	—	4.4	(0.1)
Total	$34.4	$(0.8)	$21.7	$(1.0)	$56.1	$(1.8)

The Company recognized $0.8 million and $1.8 million of other-than-temporary impairment of investments for the three and nine months ended June 30, 2013, all of which related to available-for-sale investments in SIPs, except for $0.7 million during the nine-month period which related to other investments. For the three and nine months ended June 30, 2012, the Company recognized $8.3 million of other-than-temporary impairment of investments, all of which related to available-for-sale investments in SIPs.
At June 30, 2013, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$28.2	$28.2
Due after one year through five years	17.7	18.5
Due after five years through ten years	0.1	0.1
Due after ten years	1.6	1.6
Total	$47.6	$48.4
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2013
Assets
Investment securities, trading	$1,115.8	$84.2	$0.2	$1,200.2
Investment securities, available-for-sale
SIPs	523.3	—	—	523.3
Securities of U.S. states and political subdivisions	—	23.2	—	23.2
Securities of the U.S. Treasury and federal agencies	—	25.2	—	25.2
Corporate debt securities	—	—	—	—
Mortgage-backed securities – agency residential	—	107.0	—	107.0
Other equity securities	23.8	—	—	23.8
Life settlement contracts	—	—	13.5	13.5
Total Assets Measured at Fair Value	$1,662.9	$239.6	$13.7	$1,916.2
Liabilities
Contingent consideration liabilities	$—	$—	$96.8	$96.8

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Investment securities, trading	$1,058.6	$69.3	$2.7	$1,130.6
Investment securities, available-for-sale
SIPs	587.2	—	—	587.2
Securities of U.S. states and political subdivisions	—	26.8	—	26.8
Securities of the U.S. Treasury and federal agencies	—	2.4	—	2.4
Corporate debt securities	—	70.3	—	70.3
Mortgage-backed securities – agency residential	—	169.3	—	169.3
Other equity securities	14.0	—	—	14.0
Life settlement contracts	—	—	12.1	12.1
Total Assets Measured at Fair Value	$1,659.8	$338.1	$14.8	$2,012.7
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
The fair value of the contingent consideration liabilities is determined using an income-based method which considers the net present value of anticipated future cash flows. Substantially all of the balance relates to the Company's commitment to acquire the remaining interests in K2.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and nine months ended June 30, 2013 and 2012.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2013		2012
(in millions)	Investments	Contingent Consideration Liabilities	Investments
for the three months ended June 30,
Balance at beginning of period	$13.4	$(90.0)	$11.6
Acquisition	—	(1.4)	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	0.7	—	0.6
Included in general, administrative and other expense	—	(5.1)	—
Other	—	(0.3)	—
Purchases	0.4	—	0.2
Settlements	(0.8)	—	(0.5)
Balance at End of Period	$13.7	$(96.8)	$11.9
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at period end	$0.3	$(5.4)	$0.1

	2013		2012
(in millions)	Investments	Contingent Consideration Liabilities	Investments
for the nine months ended June 30,
Balance at beginning of period	$14.8	$—	$10.9
Acquisitions	—	(92.0)	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	1.6	—	2.4
Included in general, administrative and other expense	—	(7.3)	—
Other	—	(0.5)	—
Purchases	1.1	—	1.1
Sales	(1.6)	—	—
Settlements	(2.2)	3.0	(2.5)
Balance at End of Period	$13.7	$(96.8)	$11.9
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at period end	$1.0	$(7.8)	$1.0
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.5	Discounted cash flow	Life expectancy	26–163 months (77)
			Internal rate of return	1.5%–21.7% (11.7%)

Contingent consideration liabilities	96.8	Discounted cash flow	AUM growth rate	6.0%–18.5% (11.8%)
			EBITDA margin	30.1% - 40.3% (37.0%)
			Discount rate	14.0%

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$12.1	Discounted cash flow	Life expectancy	22–171 months (82)
			Internal rate of return	1.5%–22.3% (11.7%)
For life settlement contracts, a significant increase (decrease) in the life expectancy or the internal rate of return in isolation would result in a significantly lower (higher) fair value measurement.

For the contingent consideration liabilities, a significant increase (decrease) in the AUM growth rate or EBITDA margin, or decrease (increase) in the discount rate, in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments that were not measured at fair value were as follows:

(in millions)		June 30, 2013		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,069.0	$6,069.0	$5,784.3	$5,784.3
Other investments[1]	2 or 3	67.0	74.8	80.2	85.1
Loans receivable, net	2	247.3	249.5	254.4	258.7
Financial Liabilities
Deposits	2	714.2	714.4	671.7	672.4
Debt
FHLB advances	2	54.5	56.1	69.0	74.5
Senior notes	2	1,197.6	1,214.0	1,497.1	1,571.2
_________________
1    Primarily consist of Level 3 assets.
Note 8 – Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill were as follows:

(in millions)
for the nine months ended June 30,	2013	2012
Balance at beginning of period	$1,540.8	$1,536.2
Acquisitions	114.1	—
Foreign exchange and other	(22.2)	(7.9)
Balance at End of Period	$1,632.7	$1,528.3
Intangible assets were as follows:

	June 30, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in millions)
Definite-lived intangible assets
Customer base	$166.0	$(142.1)	$23.9	$166.6	$(135.9)	$30.7
Management contracts and other	91.5	(41.6)	49.9	49.3	(36.0)	13.3
	257.5	(183.7)	73.8	215.9	(171.9)	44.0
Indefinite-lived intangible assets
Management contracts	652.3	—	652.3	557.1	—	557.1
Total	$909.8	$(183.7)	$726.1	$773.0	$(171.9)	$601.1
The Company acquired $43.8 million of definite-lived intangible assets and $105.2 million of indefinite-lived intangible assets on November 1, 2012 in the acquisition of K2.
Amortization expense related to definite-lived intangible assets was $4.4 million and $12.7 million for the three and nine months ended June 30, 2013, and $2.6 million and $7.9 million for the three and nine months ended June 30, 2012. No impairment loss in the value of goodwill and other intangible assets was recognized during these periods.

The estimated remaining amortization expense related to definite-lived intangible assets as of June 30, 2013 was as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2013	$4.5
2014	17.6
2015	17.4
2016	12.7
2017	8.6
Thereafter	13.0
Total	$73.8
Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 10 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	June 30, 2013	Effective Interest Rate	September 30, 2012	Effective Interest Rate
FHLB advances	$54.5	3.65%	$69.0	3.30%
Senior notes
$300 million 2.000% notes due May 2013	—	N/A	299.9	2.28%
$250 million 3.125% notes due May 2015	249.9	3.32%	249.9	3.32%
$300 million 1.375% notes due September 2017	298.6	1.66%	298.4	1.66%
$350 million 4.625% notes due May 2020	349.7	4.74%	349.7	4.74%
$300 million 2.800% notes due September 2022	299.4	2.93%	299.2	2.93%
	1,197.6		1,497.1
Total Debt	$1,252.1		$1,566.1
At June 30, 2013, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In October 2012, the Company redeemed its outstanding 2.000% notes due in May 2013 at a make-whole redemption price of $305.4 million. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At June 30, 2013, the Company was in compliance with the covenants of the notes.
At June 30, 2013, maturities for debt were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$7.0
2014	—
2015	260.4
2016	8.0
2017	298.6
Thereafter	678.1
Total	$1,252.1

At June 30, 2013, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $89.8 million available through the secured Federal Reserve Bank short-term discount window, $14.3 million available in uncommitted short-term bank lines of credit and $9.7 million available in secured FHLB short-term borrowing capacity.
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
The balances of consolidated VIEs and consolidated SIPs included in the Company's condensed consolidated balance sheets were as follows:

	June 30, 2013			September 30, 2012
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$114.7	$48.4	$163.1	$224.3	$42.8	$267.1
Receivables	22.1	28.6	50.7	2.7	23.7	26.4
Investments	977.3	1,227.5	2,204.8	984.1	1,046.6	2,030.7
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$1,114.1	$1,305.2	$2,419.3	$1,211.1	$1,113.8	$2,324.9
Liabilities
Accounts payable and accrued expenses	$—	$27.8	$27.8	$—	$21.8	$21.8
Debt, at fair value	1,045.1	—	1,045.1	1,100.9	—	1,100.9
Debt	—	92.3	92.3	—	110.2	110.2
Other liabilities	54.0	8.5	62.5	61.9	8.5	70.4
Total liabilities	1,099.1	128.6	1,227.7	1,162.8	140.5	1,303.3
Redeemable Noncontrolling Interests	—	120.8	120.8	—	26.7	26.7
Stockholders' Equity
Nonredeemable noncontrolling interests	—	607.6	607.6	—	556.8	556.8
Other equity	15.0	448.2	463.2	48.3	389.8	438.1
Total stockholders' equity	15.0	1,055.8	1,070.8	48.3	946.6	994.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,114.1	$1,305.2	$2,419.3	$1,211.1	$1,113.8	$2,324.9
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2013 and 2012.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net gains from changes in fair value of assets	$17.2	$9.8	$58.3	$67.2
Net losses from changes in fair value of liabilities	(18.1)	(11.3)	(86.0)	(50.4)
Total net gains (losses)	$(0.9)	$(1.5)	$(27.7)	$16.8

The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of June 30, 2013
Unpaid principal balance	$973.7	$8.1	$1,059.0
Difference between unpaid principal and fair value	3.6	(7.7)	(13.9)
Fair value	$977.3	$0.4	$1,045.1

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2012
Unpaid principal balance	$996.1	$7.2	$1,186.5
Difference between unpaid principal and fair value	(12.0)	(6.7)	(85.6)
Fair value	$984.1	$0.5	$1,100.9
Consolidated SIPs
Consolidated SIPs consist of non-VIE limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 34 SIPs as of June 30, 2013. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company's investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company's level of ownership.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	June 30, 2013			September 30, 2012
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$218.0	$218.0	$—	$194.4	$194.4
Other debt securities	977.3	334.0	1,311.3	984.1	317.5	1,301.6
Other equity securities	—	675.5	675.5	—	534.7	534.7
Total Investments	$977.3	$1,227.5	$2,204.8	$984.1	$1,046.6	$2,030.7
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
Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

	June 30, 2013	Effective Interest Rate	September 30, 2012	Effective Interest Rate
(dollars in millions)
Debt of CLOs, at fair value, due fiscal years 2018-2024	$1,045.1	1.29%	$1,100.9	1.48%
Debt of consolidated SIPs due fiscal years 2013-2018	92.3	3.74%	110.2	4.20%
Total Debt	$1,137.4		$1,211.1
The debt of CLOs had floating interest rates ranging from 0.51% to 9.78% at June 30, 2013, and from 0.67% to 9.98% at September 30, 2012.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.45% to 5.83% at June 30, 2013, and from 1.98% to 7.03% at September 30, 2012. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.

At June 30, 2013, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2013	$50.9
2014	—
2015	—
2016	—
2017	15.2
Thereafter	1,071.3
Total	$1,137.4
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis. See Note 7 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$114.7	$—	$—	$114.7
Receivables of consolidated VIEs	—	22.1	—	22.1
Investments of consolidated VIEs	—	977.3	—	977.3
Investments of consolidated SIPs
Debt securities	3.7	62.9	334.0	400.6
Equity securities	155.0	223.8	448.1	826.9
Total Assets Measured at Fair Value	$273.4	$1,286.1	$782.1	$2,341.6
Liabilities
Debt of consolidated VIEs	$—	$978.1	$67.0	$1,045.1
Other liabilities of consolidated VIEs	—	54.0	—	54.0
Total Liabilities Measured at Fair Value	$—	$1,032.1	$67.0	$1,099.1

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Cash and cash equivalents of consolidated VIEs	$—	$224.3	$—	$224.3
Receivables of consolidated VIEs	—	2.7	—	2.7
Investments of consolidated VIEs	—	984.1	—	984.1
Investments of consolidated SIPs
Debt securities	6.3	49.3	317.5	373.1
Equity securities	145.9	0.6	527.0	673.5
Total Assets Measured at Fair Value	$152.2	$1,261.0	$844.5	$2,257.7
Liabilities
Debt of consolidated VIEs	$—	$1,033.0	$67.9	$1,100.9
Other liabilities of consolidated VIEs	—	61.9	—	61.9
Total Liabilities Measured at Fair Value	$—	$1,094.9	$67.9	$1,162.8
The fair value of cash and cash equivalents of consolidated VIEs is based on quoted market prices. The fair values of the other assets and liabilities of consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes. The fair value of a portion of the debt of consolidated VIEs is determined using significant unobservable inputs in a market-based approach.
Investments of consolidated SIPs consist of trading securities and other investments that are not generally traded in active markets. The fair value of the trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. The quoted market prices may be adjusted if events occur, such as significant price changes in U.S.-traded market proxies after the close of corresponding foreign markets, trade halts or suspensions, or unscheduled market closures. The market proxies consist of correlated country-specific exchange-traded securities, such as futures, American Depositary Receipts indices or exchange-traded funds. The price adjustments are primarily determined based on third-party factors derived from model-based valuation techniques for which the significant assumptions are observable in the market.
The investments that are not generally traded in active markets consist of debt and equity securities of entities in emerging markets and fund products. The fair values of the debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach. The fair value of the fund products is determined using net asset value (“NAV”) as a practical expedient. These investments are classified as Level 2 if they are redeemable without restriction on at least a quarterly basis, or Level 3 if they have a redemption frequency greater than quarterly or redemption restrictions, or are nonredeemable.
The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

		June 30, 2013		September 30, 2012
(in millions)	Redemption Frequency	Fair Value Level	Balance	Fair Value Level	Balance
Hedge funds	Monthly or quarterly	2	$34.3	N/A	$—
Global fixed-income fund	Monthly	2	188.1	3	172.7
Hedge funds	Biennially	3	0.9	N/A	—
Real estate and private equity funds	Nonredeemable	3	227.9	3	141.5
Total			$451.2		$314.2
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of approximately 5.0 years and 5.9 years at June 30, 2013 and September 30, 2012. The consolidated SIPs' unfunded commitments to these funds totaled approximately $127.7 million and $123.0 million at June 30, 2013 and September 30, 2012, of which the Company was contractually obligated to fund $2.6 million and $2.9 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were $0.4 million and $47.4 million during the three and nine months ended June 30, 2013, and transfers into Level 1 from Level 2 were $0.1 million and $53.9 million during the same periods. Transfers into Level 2 from Level 1 were nil and $0.9 million during the three and nine months ended June 30, 2012, and transfers into Level 1 from Level 2 were $1.1 million and $26.8 million during the same periods. The transfers into Level 2 from Level 1 during the current year include $47.0 million of securities for which the quoted market prices were adjusted as of December 31, 2012 due to significant price changes in U.S.-traded market proxies resulting from the resolution of U.S. fiscal cliff negotiations. The impacted securities trade in 16 different countries in Europe, Asia and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. All transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended June 30, 2013	Debt	Equity
Balance at April 1, 2013	$330.2	$624.5	$954.7	$(75.8)
Realized and unrealized gains included in investment and other income (losses), net	3.2	6.9	10.1	8.8
Purchases	4.0	28.2	32.2	—
Sales	(5.5)	(7.0)	(12.5)	—
Reclassification to Level 2	—	(205.4)	(205.4)	—
Effect of exchange rate changes	2.1	0.9	3.0	—
Balance at June 30, 2013	$334.0	$448.1	$782.1	$(67.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2013	$3.2	$6.9	$10.1	$(6.0)

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the nine months ended June 30, 2013	Debt	Equity
Balance at October 1, 2012	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains included in investment and other income (losses), net	9.0	56.9	65.9	0.9
Purchases	57.4	114.1	171.5	—
Sales	(51.5)	(46.1)	(97.6)	—
Acquisition	—	0.8	0.8	—
Reclassification to Level 2	—	(205.4)	(205.4)	—
Effect of exchange rate changes	1.6	0.8	2.4	—
Balance at June 30, 2013	$334.0	$448.1	$782.1	$(67.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2013	$37.0	$22.2	$59.2	$1.9

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended June 30, 2012		Debt	Equity
Balance at April 1, 2012	$2.5	$319.0	$310.3	$631.8	$(65.3)
Realized and unrealized gains (losses) included in investment and other income (losses), net	(0.2)	0.4	0.1	0.3	4.3
Purchases	—	29.0	176.0	205.0	—
Sales	(1.3)	(4.1)	(6.4)	(11.8)	—
Settlements	—	(0.2)	(0.1)	(0.3)	—
Transfers out of Level 3	(1.0)	—	—	(1.0)	—
Effect of exchange rate changes	—	(4.6)	(4.1)	(8.7)	0.1
Balance at June 30, 2012	$—	$339.5	$475.8	$815.3	$(60.9)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2012	$—	$2.0	$(1.5)	$0.5	$4.3

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the nine months ended June 30, 2012		Debt	Equity
Balance at October 1, 2011	$1.9	$324.9	$283.7	$610.5	$(83.9)
Realized and unrealized losses included in investment and other income (losses), net	(1.2)	(17.3)	(17.2)	(35.7)	(2.3)
Purchases	—	60.6	277.8	338.4	—
Sales	(1.3)	(23.0)	(64.0)	(88.3)	—
Settlements	—	(0.5)	(0.2)	(0.7)	23.5
Transfers into Level 3	1.6	—	—	1.6	—
Transfers out of Level 3	(1.0)	—	—	(1.0)	—
Effect of exchange rate changes	—	(5.2)	(4.3)	(9.5)	1.8
Balance at June 30, 2012	$—	$339.5	$475.8	$815.3	$(60.9)
Change in unrealized losses included in net income relating to assets and liabilities held at June 30, 2012	$—	$(4.9)	$(16.5)	$(21.4)	$(2.3)
There were no transfers into or out of Level 3 during the three and nine months ended June 30, 2013, and there were no transfers into Level 3 during the three months ended June 30, 2012. The reclassification out of Level 3 to Level 2 during the three and nine months ended June 30, 2013 relates to an investment in a global fixed-income fund which is redeemable on a monthly basis without restriction and was originally misclassified as Level 3.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets were as follows:

(in millions)
as of June 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$334.0	Discounted cash flow	Discount rate	5.7%–25.6% (12.8%)
			Risk premium	0.0%–19.3% (2.6%)

Equity securities	147.2	Market comparable companies	EBITDA multiple	5.0–10.2 (8.5)
			Discount for lack of marketability	20.0%–30.0% (24.0%)
	53.0	Discounted cash flow	Discount rate	12.0%–18.0% (16.1%)
			Discount for lack of marketability	0.0%–50.0% (21.2%)
	19.1	Market pricing	Price to book value ratio	1.7

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$317.5	Discounted cash flow	Discount rate	4.9%–25.6% (11.8%)
			Risk premium	0.0%–7.3% (2.1%)

Equity securities	144.4	Market comparable companies	EBITDA multiple	5.5–8.6 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)
	47.4	Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (27.8%)
	21.0	Market pricing	Price to book value ratio	1.7
Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares at June 30, 2013 and September 30, 2012.
The fair values of Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At June 30, 2013 and September 30, 2012, the exclusions consisted of $67.0 million and $67.9 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $228.8 million and $314.2 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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

Financial instruments of consolidated VIEs and consolidated SIPs that were not measured at fair value were as follows:

(in millions)		June 30, 2013		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$48.4	$48.4	$42.8	$42.8
Financial Liabilities
Debt of consolidated SIPs	3	92.3	92.8	110.2	113.0
Non-consolidated VIEs
VIEs for which the Company is not the primary beneficiary consist of sponsored and other investment products from which the Company earns investment management and related services fees and/or in which it has an equity ownership interest.
The carrying values of the investment management and related service fees receivable from and the equity ownership interests in these VIEs included in the Company’s condensed consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in millions)	June 30, 2013	September 30, 2012
Receivables	$45.0	$43.8
Investments	205.3	199.7
Total	$250.3	$243.5
The Company’s total AUM of non-consolidated VIEs was $36.3 billion at June 30, 2013 and $35.3 billion at September 30, 2012.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2012 or the nine months ended June 30, 2013.
Note 11 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of June 30, 2013, to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At June 30, 2013 and September 30, 2012, the Company held cash of $221.3 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At June 30, 2013, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2012.
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

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $142.4 million at June 30, 2013. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2012	3,980	$36.83
Granted	2,710	44.00
Vested	(634)	36.59
Forfeited/canceled	(192)	37.80
Nonvested Balance at June 30, 2013	5,864	$40.14
Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Investment and Other Income (Losses), Net
Dividend income	$2.1	$4.7	$7.6	$17.2
Interest income	2.4	5.5	7.9	9.6
Gains (losses) on trading investment securities, net	(11.1)	3.1	2.5	23.9
Realized gains on sale of investment securities, available-for-sale	9.0	13.5	36.8	36.2
Realized losses on sale of investment securities, available-for-sale	(0.3)	(0.2)	(0.3)	(1.9)
Income (loss) from investments in equity method investees	12.1	(11.3)	54.3	50.3
Other-than-temporary impairment of investment securities	(0.8)	(8.3)	(1.8)	(8.3)
Gains (losses) on investments of consolidated SIPs, net	3.8	(46.5)	66.2	(34.8)
Gains (losses) on assets and liabilities of consolidated VIEs, net	(0.9)	(1.5)	(27.7)	16.8
Foreign currency exchange gains (losses), net	(8.5)	16.8	(1.2)	12.2
Other, net	2.5	6.2	8.0	14.4
Total	10.3	(18.0)	152.3	135.6
Interest expense	(10.0)	(10.1)	(35.4)	(28.3)
Other Income (Expenses), Net	$0.3	$(28.1)	$116.9	$107.3
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its non-consolidated SIPs. Interest income was primarily generated by cash equivalents and investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of available-for-sale securities were $54.0 million and $254.0 million for the three and nine months ended June 30, 2013, and $149.5 million and $521.4 million for the three and nine months ended June 30, 2012. The realized gains and losses on sale of available-for-sale securities and the amounts of other-than-temporary impairment of investment securities related to available-for-sale securities were reclassified into investment and other income (losses), net from accumulated other comprehensive income.
The Company recognized net gains (losses) on trading investment securities that were held at June 30, 2013 and 2012 of $(12.1) million and $(2.7) million during the three and nine months ended June 30, 2013, and $2.2 million and $21.0 million during the three and nine months ended June 30, 2012. Net gains (losses) on trading investment securities of consolidated SIPs that were held at June 30, 2013 and 2012 were $(6.9) million and $6.8 million during the three and nine months ended June 30, 2013, and $(0.4) million and $14.7 million during the three and nine months ended June 30, 2012.

Note 14 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. regulatory capital requirements. Based on the Company's calculations, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in millions)	June 30, 2013	September 30, 2012	Capital Adequacy Minimum
Tier 1 capital	$7,184.9	$6,788.8	N/A
Total risk-based capital	7,212.5	6,799.6	N/A
Tier 1 leverage ratio	58%	59%	5%
Tier 1 risk-based capital ratio	56%	54%	4%
Total risk-based capital ratio	56%	54%	8%
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
Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. Our SIPs and investment management and related services are distributed or marketed to the public globally under seven distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust, Darby, Balanced Equity Management and K2. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under one of our brand names or those of other companies or on a co-branded basis.
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
During the nine months ended June 30, 2013, the global financial markets provided overall positive returns, evidenced by increases of 12% in the MSCI World Index and 13% in the S&P 500 Index. However, volatility increased during our third fiscal quarter, triggered primarily by investor concerns that the U.S. Federal Reserve could start to reduce bond purchases under its quantitative easing program, resulting in a quarterly decrease in the Barclays Global Aggregate Index of 3% and modest quarterly increases in the MSCI World Index and the S&P 500 Index of 1% and 3%. We believe that ongoing global economic concerns are likely to result in continued market volatility.
Our total AUM at June 30, 2013 was $815.0 billion, 9% higher than at September 30, 2012 and 15% higher than at June 30, 2012. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2013 increased 17% and 15% from the same periods in the prior fiscal year, primarily driven by $73.8 billion of market appreciation and $29.9 billion of net new flows during the previous twelve months.
The business and regulatory environments in which we operate remain complex, uncertain and subject to change. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, rules adopted by the Commodity Futures Trading Commission in 2012 and the Foreign Account Tax Compliance Act impose additional restrictions, limitations and registration and reporting requirements on our business. We are also subject to numerous regulations by U.S. and non-U.S. regulators that add further complexity to our ongoing global compliance operations. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2013	2012		2013	2012
Operating Income	$771.7	$643.0	20%	$2,186.2	$1,892.5	16%
Net Income Attributable to Franklin Resources, Inc.	552.3	455.3	21%	1,641.2	1,439.3	14%
Earnings per Share
Basic	$0.87	$0.71	23%	$2.57	$2.22	16%
Diluted	0.86	0.71	21%	2.57	2.22	16%
Operating Margin[1]	37.0%	36.1%		36.4%	35.8%
 _________________
1    Defined as operating income divided by total operating revenues.
Operating income increased $128.7 million and $293.7 million, and net income attributable to Franklin Resources, Inc. increased $97.0 million and $201.9 million for the three and nine months ended June 30, 2013, as compared to the same periods in the prior fiscal year. The increases were primarily due to 17% and 14% increases in operating revenues, which were driven by 17% and 15% increases in average AUM, partially offset by 15% and 12% increases in operating expenses.
On June 13, 2013, our Board of Directors declared a three-for-one split of common stock in the form of a stock dividend to common stockholders of record as of July 12, 2013, distributed on July 25, 2013. All share and per share data have been adjusted retroactively to reflect the stock split.
Diluted earnings per share increased in both periods consistent with the increases in net income and 1% and 2% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2013.

Assets Under Management
AUM by investment objective was as follows:

(dollar amounts in billions)	June 30, 2013	June 30, 2012	Percent Change
Equity
Global/international	$224.0	$198.9	13%
United States	89.5	79.7	12%
Total equity	313.5	278.6	13%
Hybrid	129.4	103.2	25%
Fixed-Income
Tax-free	79.1	80.1	(1)%
Taxable
Global/international	229.1	185.9	23%
United States	57.5	53.5	7%
Total fixed-income	365.7	319.5	14%
Cash Management	6.4	5.8	10%
Total	$815.0	$707.1	15%
Average for the Three-Month Period	$833.2	$710.7	17%
Average for the Nine-Month Period	$801.1	$697.5	15%

AUM at June 30, 2013 increased 15% from June 30, 2012, primarily due to $73.8 billion of market appreciation and $29.9 billion of net new flows during the twelve-month period. Strong positive returns in global markets resulted in valuation increases in all long-term investment objectives. The net new flows were primarily driven by inflows in global/international fixed-income products.
Average AUM benefited from the same factors, increasing 17% and 15% during the three and nine months ended June 30, 2013, as compared to the same periods in the prior fiscal year. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent	Mix of Average AUM
for the three months ended June 30,	2013	2012	Change	2013	2012
Equity
Global/international	$231.8	$204.8	13%	28%	29%
United States	89.7	80.9	11%	11%	11%
Total equity	321.5	285.7	13%	39%	40%
Hybrid	130.8	102.5	28%	15%	14%
Fixed-Income
Tax-free	83.3	79.0	5%	10%	11%
Taxable
Global/international	233.3	185.2	26%	28%	26%
United States	58.5	52.3	12%	7%	8%
Total fixed-income	375.1	316.5	19%	45%	45%
Cash Management	5.8	6.0	(3)%	1%	1%
Total	$833.2	$710.7	17%	100%	100%

(in billions)	Average AUM		Percent	Mix of Average AUM
for the nine months ended June 30,	2013	2012	Change	2013	2012
Equity
Global/international	$225.7	$203.2	11%	28%	29%
United States	85.6	78.0	10%	11%	11%
Total equity	311.3	281.2	11%	39%	40%
Hybrid	123.5	100.2	23%	15%	14%
Fixed-Income
Tax-free	84.1	76.0	11%	11%	11%
Taxable
Global/international	218.4	183.4	19%	27%	26%
United States	57.9	50.3	15%	7%	8%
Total fixed-income	360.4	309.7	16%	45%	45%
Cash Management	5.9	6.4	(8)%	1%	1%
Total	$801.1	$697.5	15%	100%	100%
Components of the change in AUM were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Beginning AUM	$823.7	$725.7	14%	$749.9	$659.9	14%
Long-term sales	62.1	41.6	49%	167.6	128.3	31%
Long-term redemptions	(53.9)	(36.8)	46%	(139.5)	(132.5)	5%
Net cash management	0.2	—	NM	(1.1)	(1.0)	10%
Net new flows	8.4	4.8	75%	27.0	(5.2)	NM
Reinvested distributions	4.8	4.2	14%	17.3	14.7	18%
Net flows	13.2	9.0	47%	44.3	9.5	366%
Distributions	(5.7)	(5.1)	12%	(21.0)	(17.9)	17%
Acquisitions	0.1	—	NM	8.8	—	NM
Appreciation (depreciation) and other	(16.3)	(22.5)	(28)%	33.0	55.6	(41)%
Ending AUM	$815.0	$707.1	15%	$815.0	$707.1	15%
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2013	$231.0	$88.9	$129.2	$84.5	$226.5	$58.2	$5.4	$823.7
Long-term sales	11.4	4.5	7.9	2.9	30.2	5.2	—	62.1
Long-term redemptions	(13.4)	(6.1)	(5.6)	(4.5)	(19.7)	(4.6)	—	(53.9)
Net exchanges	(0.2)	0.4	0.4	(0.9)	(0.3)	(0.2)	0.8	—
Net cash management	—	—	—	—	—	—	0.2	0.2
Net new flows	(2.2)	(1.2)	2.7	(2.5)	10.2	0.4	1.0	8.4
Reinvested distributions	0.2	0.2	1.9	0.6	1.4	0.5	—	4.8
Net flows	(2.0)	(1.0)	4.6	(1.9)	11.6	0.9	1.0	13.2
Distributions	(0.2)	(0.2)	(2.1)	(0.8)	(1.8)	(0.6)	—	(5.7)
Acquisition	—	—	0.1	—	—	—	—	0.1
Appreciation (depreciation) and other	(4.8)	1.8	(2.4)	(2.7)	(7.2)	(1.0)	—	(16.3)
AUM at June 30, 2013	$224.0	$89.5	$129.4	$79.1	$229.1	$57.5	$6.4	$815.0

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2012	$216.2	$83.7	$103.5	$77.3	$187.8	$51.5	$5.7	$725.7
Long-term sales	9.4	4.1	4.5	3.5	15.9	4.2	—	41.6
Long-term redemptions	(9.7)	(4.5)	(4.3)	(2.2)	(13.3)	(2.8)	—	(36.8)
Net exchanges	(0.3)	(0.1)	0.1	0.1	(0.2)	0.3	0.1	—
Net new flows	(0.6)	(0.5)	0.3	1.4	2.4	1.7	0.1	4.8
Reinvested distributions	0.2	0.1	1.7	0.5	1.2	0.5	—	4.2
Net flows	(0.4)	(0.4)	2.0	1.9	3.6	2.2	0.1	9.0
Distributions	(0.2)	(0.1)	(1.9)	(0.6)	(1.7)	(0.6)	—	(5.1)
Appreciation (depreciation) and other	(16.7)	(3.5)	(0.4)	1.5	(3.8)	0.4	—	(22.5)
AUM at June 30, 2012	$198.9	$79.7	$103.2	$80.1	$185.9	$53.5	$5.8	$707.1
AUM decreased $8.7 billion or 1% during the quarter ended June 30, 2013, primarily due to $16.3 billion of market depreciation, partially offset by $8.4 billion of net new flows. The market depreciation primarily resulted from negative returns from fixed-income products during the quarter, consistent with decreases in the Barclays Global Aggregate Index of 3%, the Barclays Municipal Bond 7 Year Index of 2% and Barclays U.S. Aggregate Index of 2%, as well as from global/international equity products. Long-term sales increased 49% to $62.1 billion, as compared to the prior-year period, primarily due to higher sales of global/international fixed-income and hybrid products. Investor concerns triggered primarily by a possible reduction in bond purchases by the U.S. Federal Reserve contributed to higher long-term redemptions, which increased 46% to $53.9 billion, with increases in all investment objectives.
AUM decreased $18.6 billion or 3% during the quarter ended June 30, 2012, primarily due to market depreciation of $22.5 billion, partially offset by net new flows of $4.8 billion. The market depreciation was in all long-term investment objectives with the exception of U.S. fixed-income, and reflected negative returns in global markets as evidenced by decreases in the MSCI World Index of 5% and the S&P 500 Index of 3%. The net new flows were driven primarily by fixed-income products as investor concerns related to the European sovereign debt crisis and the strength of the global economic recovery contributed to lower net flows in global/international fixed-income products.

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	33.0	11.9	19.6	9.9	79.5	13.7	—	167.6
Long-term redemptions	(38.6)	(15.8)	(14.2)	(10.5)	(48.0)	(12.4)	—	(139.5)
Net exchanges	(0.3)	0.2	0.6	(1.1)	(0.1)	(0.4)	1.1	—
Net cash management	—	—	—	—	—	—	(1.1)	(1.1)
Net new flows	(5.9)	(3.7)	6.0	(1.7)	31.4	0.9	—	27.0
Reinvested distributions	2.9	1.6	4.1	1.8	5.5	1.4	—	17.3
Net flows	(3.0)	(2.1)	10.1	0.1	36.9	2.3	—	44.3
Distributions	(2.9)	(1.8)	(4.8)	(2.4)	(7.2)	(1.9)	—	(21.0)
Acquisitions	—	—	8.8	—	—	—	—	8.8
Appreciation (depreciation) and other	15.0	11.2	5.2	(1.8)	3.0	0.4	—	33.0
AUM at June 30, 2013	$224.0	$89.5	$129.4	$79.1	$229.1	$57.5	$6.4	$815.0

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	30.8	12.7	14.1	10.1	48.3	12.3	—	128.3
Long-term redemptions	(31.3)	(13.7)	(22.9)	(6.7)	(48.6)	(9.3)	—	(132.5)
Net exchanges	(1.2)	0.2	0.4	0.3	(0.8)	1.1	—	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(1.7)	(0.8)	(8.4)	3.7	(1.1)	4.1	(1.0)	(5.2)
Reinvested distributions	1.8	1.4	3.9	1.7	4.6	1.3	—	14.7
Net flows	0.1	0.6	(4.5)	5.4	3.5	5.4	(1.0)	9.5
Distributions	(2.0)	(1.5)	(4.4)	(2.2)	(6.2)	(1.6)	—	(17.9)
Appreciation and other	15.0	12.2	10.8	4.9	9.8	2.8	0.1	55.6
AUM at June 30, 2012	$198.9	$79.7	$103.2	$80.1	$185.9	$53.5	$5.8	$707.1
AUM increased $65.1 billion or 9% during the nine months ended June 30, 2013, primarily resulting from $33.0 billion of market appreciation and $27.0 billion of net new flows. The market appreciation primarily resulted from equity products, consistent with increases in the MSCI World Index of 12% and the S&P 500 Index of 13%. Long-term sales increased 31% to $167.6 billion from the prior-year period primarily due to higher sales of global/international fixed-income and hybrid products. Long-term redemptions increased 5% to $139.5 billion due to higher current year redemptions in all investment objectives with the exception of global/international fixed-income and hybrid, which had an $11.1 billion redemption from an institutional advisory account in the prior year.
AUM increased $47.2 billion or 7% during the nine months ended June 30, 2012 due to market appreciation of $55.6 billion, partially offset by net new outflows of $5.2 billion. The market appreciation was in all long-term investment objectives and reflected strong positive returns in global markets, evidenced by increases in the MSCI World Index of 15% and the S&P 500 Index of 22%. Net new outflows resulted as investor concerns about the European debt crisis and the strength of the global economic recovery negatively impacted long-term sales and redemptions, most notably for global/international fixed-income products. Redemptions also included $11.1 billion from an institutional advisory account in the hybrid objective.
Average AUM by sales region is shown below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in billions)	2013	2012		2013	2012
United States	$536.9	$465.6	15%	$519.4	$454.7	14%
International
Europe, the Middle East and Africa	144.4	112.6	28%	135.4	111.0	22%
Asia-Pacific	87.1	74.2	17%	83.2	73.9	13%
Canada	35.4	32.2	10%	35.0	31.7	10%
Latin America[1]	29.4	26.1	13%	28.1	26.2	7%
Total international	296.3	245.1	21%	281.7	242.8	16%
Total	$833.2	$710.7	17%	$801.1	$697.5	15%
 _________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended June 30, 2013. Our global/international fixed-income funds generated strong results with at least 90% of AUM exceeding the benchmarks and at least 99% of AUM exceeding the peer group medians for all four periods, as did our hybrid products with at least 94% of AUM exceeding the peer group medians for all four periods. In addition, at least 82% of AUM in our tax-free fixed-income products exceeded the peer group medians for the five- and ten-year periods. The long-term performance of our equity products has also been solid with AUM regularly exceeding the peer group medians for the three, five- and ten-year periods.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2013	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	77%	49%	72%	63%	62%	61%	83%	66%
United States	45%	9%	17%	40%	33%	42%	58%	40%
Total equity	67%	36%	54%	54%	53%	55%	74%	56%
Hybrid	86%	85%	11%	96%	94%	97%	98%	98%
Fixed-Income
Tax-free	27%	54%	15%	50%	42%	66%	82%	99%
Taxable
Global/international	96%	90%	95%	96%	99%	100%	99%	99%
United States	54%	58%	65%	64%	59%	61%	56%	68%
Total fixed-income	73%	77%	71%	77%	79%	86%	88%	93%
AUM measured in the benchmark and peer group rankings represents 89% of our total AUM as of June 30, 2013. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of June 30, 2013. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in 2012 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 16, 2013 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
Operating Revenues
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Investment management fees	$1,318.3	$1,114.4	18%	$3,785.7	$3,315.9	14%
Sales and distribution fees	664.5	569.2	17%	1,911.3	1,679.4	14%
Shareholder servicing fees	77.5	77.3	0%	228.5	229.4	0%
Other, net	24.5	22.7	8%	74.7	60.1	24%
Total Operating Revenues	$2,084.8	$1,783.6	17%	$6,000.2	$5,284.8	14%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our SIPs and sub-advised products as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided. Rates for products sold outside of the U.S. are generally higher than for U.S. products because they are structured to compensate for certain distribution costs.
Investment management fees increased $203.9 million and $469.8 million for the three and nine months ended June 30, 2013, almost entirely due to 17% and 15% increases in average AUM. Average AUM increased in all sales regions, with the highest absolute growth in U.S. products, and across all long-term investment objectives.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) increased to 63.3 basis points from 62.7 basis points for the three months ended June 30, 2013, primarily due to slightly higher weighting of global/international fixed-income AUM, which generally carry higher fee rates than most other products. The rate decreased to 63.0 basis points from 63.4 basis points for the nine months ended June 30, 2013, primarily resulting from slightly lower weighting of global/international equity AUM, which generally carry the highest fee rates.
Performance-based investment management fees were $8.8 million and $13.9 million for the three and nine months ended June 30, 2013 and $9.9 million and $10.5 million for the same periods in the prior fiscal year, and had an insignificant impact on the effective investment management fee rates.
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
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Asset-based fees	$442.2	$378.5	17%	$1,265.7	$1,131.5	12%
Sales-based fees	219.5	188.1	17%	637.7	539.4	18%
Contingent sales charges	2.8	2.6	8%	7.9	8.5	(7)%
Sales and Distribution	$664.5	$569.2	17%	$1,911.3	$1,679.4	14%
Asset-based distribution fees increased $63.7 million and $134.2 million for the three and nine months ended June 30, 2013 primarily due to 16% and 12% increases in the related average AUM. Annualized distribution fees as a percentage of average AUM were 0.21% for the three and nine months ended June 30, 2013 and 0.21% and 0.22% for the same periods in the prior fiscal year.
Sales-based fees increased $31.4 million and $98.3 million for the three and nine months ended June 30, 2013 primarily due to 27% and 25% increases in total commissionable sales, partially offset by a lower mix of U.S. product sales in both periods. U.S. products typically generate higher sales fees than non-U.S. products. Sales fees as a percentage of commissionable sales were 3.1% and 3.2% for the three and nine months ended June 30, 2013, and 3.4% for the same periods in the prior fiscal year. Commissionable sales represented 11% and 12% of total sales for the three and nine months ended June 30, 2013, and 13% and 12% for the same periods in the prior fiscal year.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge SIPs these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 1.2 million accounts closed in the U.S. during calendar year 2012 were no longer billable effective July 1, 2013, as compared to approximately 4.3 million accounts closed during calendar year 2011 that were no longer billable effective July 1, 2012. Approximately 0.2 million accounts closed in Canada during each of calendar years 2012 and 2011 were no longer billable effective May 1, 2013 and 2012.
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trustee services, for which fees are based on the level of AUM.
Shareholder servicing fees were essentially flat for the three months ended June 30, 2013 and decreased $0.9 million for the nine-month period. The decrease was primarily due to a $7.7 million decrease in fees from closed accounts in the U.S. that remained billable at a reduced rate and a $1.5 million decrease in account fees in Canada, substantially offset by a $4.5 million increase in fees from a 6% increase in active accounts in the U.S., a $3.0 million increase in fees in Europe primarily due to higher levels of AUM and a $0.7 million increase in other service fees.
Other, Net
Other, net revenue primarily consists of dividend and interest income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue increased $1.8 million and $14.6 million for the three and nine months ended June 30, 2013 primarily due to $4.5 million and $19.7 million increases in income from consolidated SIPs, partially offset by $2.9 million and $5.4 million decreases in net revenue from banking/finance services resulting from a significant reduction in these services.
Operating Expenses
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2013	2012		2013	2012
Sales, distribution and marketing	$812.8	$692.0	17%	$2,324.5	$2,038.1	14%
Compensation and benefits	345.5	314.6	10%	1,035.7	938.0	10%
Information systems and technology	44.4	44.1	1%	132.8	128.8	3%
Occupancy	33.9	31.5	8%	99.2	95.2	4%
General, administrative and other	76.5	58.4	31%	221.8	192.2	15%
Total Operating Expenses	$1,313.1	$1,140.6	15%	$3,814.0	$3,392.3	12%
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

Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2013	2012		2013	2012
Asset-based expenses	$571.5	$487.7	17%	$1,627.5	$1,446.2	13%
Sales-based expenses	206.3	171.7	20%	594.2	492.8	21%
Amortization of deferred sales commissions	35.0	32.6	7%	102.8	99.1	4%
Sales, Distribution and Marketing	$812.8	$692.0	17%	$2,324.5	$2,038.1	14%
Asset-based expenses increased $83.8 million and $181.3 million for the three and nine months ended June 30, 2013 primarily due to distribution expense increases of $54.8 million and $104.2 million on non-U.S. products and $28.0 million and $70.9 million on U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 22% and 13% internationally and 11% and 10% in the U.S. The U.S. product expenses were also impacted by a slightly higher mix of Class C assets, which have higher expense rates than other U.S. product classes. Annualized asset-based expenses as a percentage of average AUM were 0.27% for the three and nine months ended June 30, 2013, and 0.27% and 0.28% for the same periods in the prior fiscal year. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses increased $34.6 million and $101.4 million for the three and nine months ended June 30, 2013 primarily due to 27% and 25% increases in total commissionable sales, partially offset by a lower mix of U.S. product sales in both periods. U.S. products typically generate higher sales commissions than non-U.S. products. Sales-based expenses as a percentage of sales-based fees were 94% and 93% for the three and nine months ended June 30, 2013, and 91% for the same periods in the prior fiscal year.
Amortization of deferred sales commissions increased $2.4 million and $3.7 million for the three and nine months ended June 30, 2013 primarily due to higher sales of U.S. Class C shares, which are sold without a front-end sales charge to shareholders.
Compensation and Benefits
Compensation and benefit expenses increased $30.9 million and $97.7 million for the three and nine months ended June 30, 2013 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $20.4 million and $58.3 million primarily due to higher bonus expense based on our performance. Salaries, wages and benefits increased $13.1 million and $44.3 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2012 and 2011. Compensation and benefit expenses as a percentage of operating revenues were 17% for the three and nine months ended June 30, 2013 and 18% for the same periods in the prior fiscal year. At June 30, 2013, our global workforce had increased to approximately 9,000 employees from approximately 8,600 employees at June 30, 2012.
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
Information Systems and Technology
Information systems and technology costs increased $0.3 million and $4.0 million for the three and nine months ended June 30, 2013 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net carrying value at beginning of period	$91.0	$84.0	$90.3	$67.9
Additions, net of disposals	9.5	12.6	30.0	43.5
Amortization	(9.7)	(8.4)	(29.5)	(23.2)
Net Carrying Value at End of Period	$90.8	$88.2	$90.8	$88.2

Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs increased $2.4 million and $4.0 million for the three and nine months ended June 30, 2013 primarily due to increases in rent expense and building maintenance costs.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, advertising and promotion costs, corporate travel and entertainment, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $18.1 million and $29.6 million for the three and nine months ended June 30, 2013. The increases were primarily related to the acquisition of K2, for which there were $5.1 million and $7.3 million increases in the contingent consideration liability and $1.8 million and $4.9 million increases in amortization of intangible assets, and higher levels of general business activity, which resulted in increases of $1.8 million and $3.2 million in travel and entertainment and $1.0 million and $3.2 million in advertising and sales and promotion expenses. The increase for the three-month period also included $3.2 million of higher consolidated SIPs expenses and the increase for the nine-month period included $4.9 million of higher professional fees related to changes in our banking/finance business and other corporate activities.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
Other Income (Expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Investment and other income (losses), net	$10.3	$(18.0)	$152.3	$135.6
Interest expense	(10.0)	(10.1)	(35.4)	(28.3)
Other Income (Expenses), Net	$0.3	$(28.1)	$116.9	$107.3
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
Other income (expenses) increased $28.4 million for the three months ended June 30, 2013 primarily due to higher market valuations which resulted in $3.8 million of net gains from securities held by consolidated SIPs as compared to $46.5 million of net losses in the prior-year period, and $12.1 million of income from equity method investees as compared to net losses of $11.3 million in the prior year. These increases were partially offset by net losses from foreign currency exchange as the U.S. dollar weakened against the Euro in the current-year period, resulting in $8.5 million of net losses as compared to $16.8 million of net gains in the prior year. Additionally, lower market valuations of our trading investment securities resulted in $11.1 million of net losses as compared to $3.1 million of net gains in the prior year.
Other income (expenses) increased $9.6 million for the nine months ended June 30, 2013 as market volatility resulted in higher net gains from securities held by consolidated SIPs that were partially offset by net losses and lower net gains on other investments, foreign currency exchange losses, and lower dividend income. Higher market valuations resulted in $66.2 million of net gains from securities held by consolidated SIPs as compared to $34.8 million of net losses in the prior-year period. However, changes in the fair value of the assets and liabilities of consolidated CLOs resulted in net losses of $27.7 million as compared to $16.8 million of net gains in the prior year, and lower market valuations of our trading investment securities resulted in a $21.4 million decrease in net gains. Additionally, the U.S. dollar weakened against the Euro and strengthened against the Pound Sterling in the current-year period, resulting in foreign currency exchange net losses of $1.2 million as compared to $12.2 million of net gains in the prior year. Dividend income decreased by $9.6 million primarily due to a higher mix of investments in short duration fixed-income SIPs.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at June 30, 2013 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$6,232.1	57%	$—	0%	$163.1	7%
Investment Securities
Equity
Global/international	547.8	6%	—	0%	413.9	17%
United States	22.9	0%	—	0%	—	0%
Total equity	570.7	6%	—	0%	413.9	17%
Hybrid	235.9	2%	—	0%	159.4	7%
Fixed-Income
Tax-free	23.2	0%	—	0%	—	0%
Taxable
Global/international	1,018.4	9%	91.4	8%	654.2	28%
United States	2,259.3	21%	1,108.8	92%	977.3	41%
Total fixed-income	3,300.9	30%	1,200.2	100%	1,631.5	69%
Total Investment Securities	4,107.5	38%	1,200.2	100%	2,204.8	93%
Other Investments	592.7	5%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$10,932.3	100%	$1,200.2	100%	$2,367.9	100%
Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $454.4 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
Taxes on Income
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 27.2% and 27.9% for the three and nine months ended June 30, 2013, as compared to 30.1% and 29.4% for the same periods in the prior fiscal year. The rate decreases were primarily due to net income attributable to noncontrolling interests as compared to net losses in the prior-year periods, and reductions of taxes in non-U.S. jurisdictions related to prior years.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2013	2012
Cash Flow Data
Operating cash flows	$1,527.6	$885.8
Investing cash flows	177.6	609.7
Financing cash flows	(1,507.8)	(1,290.7)
Net cash provided by operating activities increased during the nine months ended June 30, 2013 primarily due to higher net income, a lower net increase in trading securities and an increase in income taxes payable as compared to a decrease in the prior year. Net cash provided by investing activities decreased mainly due to lower liquidations of investments in the current year and proceeds received from the sale of loans held for sale in the prior year. Net cash used in financing activities increased primarily due to payments on debt and higher dividends paid on common stock, partially offset by lower repurchases of common stock.
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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2013	September 30, 2012
Assets
Cash and cash equivalents	$6,069.0	$5,784.3
Receivables	896.9	823.8
Investments	2,289.7	2,266.7
Total Liquid Assets	$9,255.6	$8,874.8
Liabilities
Debt
Federal Home Loan Bank advances	$54.5	$69.0
Senior notes	1,197.6	1,497.1
Total Debt	$1,252.1	$1,566.1
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
Cash and cash equivalents at June 30, 2013 increased from September 30, 2012 primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 38% and 62% at June 30, 2013, and 46% and 54% at September 30, 2012.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At June 30, 2013, our U.S. and non-U.S. subsidiaries held approximately $2,048.5 million and $2,188.2 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $2,094.3 million and $1,988.8 million held at September 30, 2012. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $745.9 million and $304.3 million at June 30, 2013 and $680.5 million and $322.9 million at September 30, 2012.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
On June 13, 2013, our Board of Directors declared a three-for-one split of common stock in the form of a stock dividend to common stockholders of record as of July 12, 2013, distributed on July 25, 2013.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2013, $1,197.6 million of the notes were outstanding with a total face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. At June 30, 2013, we were in compliance with the covenants of the notes.
At June 30, 2013, $54.5 million of advances from the Federal Home Loan Bank (the “FHLB”) were outstanding with a weighted-average interest rate of 3.65%. FHLB advances are subject to collateralization requirements.
At June 30, 2013, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $89.8 million available through the secured Federal Reserve Bank short-term discount window, $14.3 million available in uncommitted short-term bank lines of credit and $9.7 million available in secured FHLB short-term borrowing capacity.
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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.29 per share ($0.097 per share per quarter) and a special cash dividend of $1.00 per share during the nine months ended June 30, 2013, and regular cash dividends of $0.27 per share ($0.090 per share per quarter) and a special cash dividend of $0.67 per share during the nine months ended June 30, 2012. All dividend per share amounts have been adjusted retroactively to reflect the three-for-one split of common stock described above. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2013, we repurchased approximately 2.2 million and 4.9 million shares of our common stock at a cost of $105.1 million and $226.4 million. At June 30, 2013, approximately

16.8 million shares of our common stock remained available for repurchase under our common stock repurchase program, which is not subject to an expiration date. During the three and nine months ended June 30, 2012, we repurchased approximately 7.9 million and 20.0 million shares of our common stock at a cost of $282.0 million and $698.8 million. All share amounts have been adjusted retroactively to reflect the three-for-one split of common stock described above.
During the nine months ended June 30, 2013, we redeemed $2.4 million, net of investments, from our SIPs. During the nine months ended June 30, 2012, we invested $40.2 million, net of redemptions, in our SIPs.
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
Concurrent with our acquisition of a majority interest of K2 in November 2012, we committed to acquire the remaining interests over a multi-year period beginning in fiscal year 2017. The amount of the resulting liability is contingent on K2's future revenues and profits and had an estimated fair value of $96.8 million at June 30, 2013. This amount is based on payments of $12.9 million in fiscal years 2014-2015, $56.0 million in fiscal years 2016-2017 and $98.7 million thereafter.
As disclosed above, we redeemed our outstanding 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million in October 2012.
At June 30, 2013, there were no other material changes outside the ordinary course in our other contractual obligations and commercial commitments from September 30, 2012.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At June 30, 2013 and September 30, 2012, we held cash of approximately $221.3 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
The variable interests that we have in investment entity VIEs consist of our equity ownership interest in and/or investment management fees earned from these VIEs. As of June 30, 2013, we were the primary beneficiary of three of these VIEs.

Fair Value Measurements
We record the majority of our investments in the consolidated financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2013, Level 3 assets represented 19% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities, comprised of debt of consolidated VIEs and contingent consideration liabilities, represented 14% of total liabilities measured at fair value at June 30, 2013. There were no transfers into or out of Level 3 during the nine months ended June 30, 2013. During the three months ended June 30, 2013, we reclassified a $205.4 million investment of a consolidated SIP from Level 3 to Level 2.
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
We test definite-lived intangible assets for impairment quarterly. As of June 30, 2013, the undiscounted future cash flow projections for $64.7 million, or 88%, of our definite-lived intangible assets exceeded their carrying values by at least 40%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from 2% to 15%. As of June 30, 2013, a decline in their related AUM of 30% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets for the nine months ended June 30, 2013.
Revenues
Investment management and distribution fees are determined based on a percentage of AUM. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of June 30, 2013, our total AUM by fair value hierarchy level was 47% Level 1, 52% Level 2 and 1% Level 3.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.
RISK FACTORS
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our assets under management (“AUM”), revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial, equity and debt markets. Individual financial, equity and debt markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may also, in our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting, tax, ethics and privacy laws and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Reform Act") imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and the time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. The so-called “Volcker Rule” provisions of the Reform Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Reform Act, rules adopted by the Commodity Futures Trading Commission (“CFTC”) in 2012 removed or limited previously available exemptions and exclusions, resulting in the imposition of additional registration, disclosure and reporting requirements for operators of certain of our mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and regulated by the CFTC. Further, the Foreign Account Tax Compliance Act ("FATCA"), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will require non-U.S. financial institutions to report to the Internal Revenue Service (“IRS”) information about financial accounts held by certain U.S. taxpayers and impose withholding, documentation and reporting requirements on non-U.S. financial institutions. The U.S. Treasury has entered into various intergovernmental agreements (“IGAs”) with foreign governments, and may enter into further IGAs, with respect to alternative approaches to implement FATCA that may impact our business. Full implementation of FATCA and related IGAs will be phased in over a multi-year period, and additional guidance with respect to that phase-in is expected over time. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. Because of our non-U.S. operations and/or trading in our sponsored investment products that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt

Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
We are also a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations and prohibitions of the Bank Holding Company Act of 1956 (the “BHC Act”) and the Gramm-Leach-Bliley Act. In addition, significant aspects of the Reform Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Reform Act, together with other regulatory initiatives, includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. In July 2013, the FRB adopted new capital rules to implement the Basel Committee's capital and liquidity frameworks, known as “Basel III”, that will impose more stringent capital, liquidity and leverage ratio requirements on bank holding companies such as us. The Basel III rules are scheduled to become effective January 1, 2015 (subject to certain phase-in periods through January 1, 2019). The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our banking subsidiaries, Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”), are subject to extensive regulation, supervision and examination by their respective banking regulators, which include the Federal Deposit Insurance Corporation for both, the New York State Department of Financial Services for Fiduciary Trust and the Office of the Comptroller of the Currency for FTB&T.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or result in the unauthorized disclosure or modification of sensitive or confidential information. Breach of our technology systems could result in the loss of valuable information, breach of client contracts, liability for stolen assets, information or identity, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents, regulatory actions and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our sponsored investment products, that consist of investment funds and institutional, high net-worth and separately-managed accounts. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders.

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
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Recently, certain laws and regulations outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the Capital Requirements Directive of the European Union (“EU”), those recently adopted under the EU's Alternative Investment Fund Manager Directive, those required to be adopted under the Reform Act and certain regulations proposed under the EU's draft Undertakings for Collective Investment in Transferable Securities V Directive and Markets in Financial Instruments Directive II, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential clients, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.
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
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, potentially negatively impacting our revenues and income. Our reputation is critical to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.

Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our operating expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
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
Our business could be negatively affected if we or our banking subsidiaries fail to satisfy regulatory and supervisory standards. Franklin and its banking subsidiaries are subject to significant regulation, supervision and examination by their respective banking regulators, which includes minimum regulatory capital standards. Franklin is subject to minimum capital and other regulatory and supervisory standards because it is a bank holding company and financial holding company registered with and supervised by the FRB under the BHC Act. Our business could be negatively affected if Franklin or its banking subsidiaries fail to meet these standards. Loss of financial holding company status could require that we either cease activities that are only permissible for us to engage in as a financial holding company or divest our banking subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The FRB's rules adopted to implement Basel III in the U.S. will impose more stringent capital, liquidity and leverage ratio requirements on bank holding companies. In addition, liquidity needs could affect our banking services, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, interest rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.
We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries' earnings and business considerations. Certain of our subsidiaries are subject to regulatory restrictions which may limit their ability to transfer funds to their parent companies and/or our ability to repatriate funds to the U.S. Our financial condition could be adversely affected if certain of our subsidiaries are unable to distribute funds to us.
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
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable, deposits and debt obligations. At June 30, 2013, we had exposure from $1,669.4 million of investments in debt securities and SIPs that invest in debt securities, $247.3 million of net loans receivable and $521.9 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We minimize the impact of changes in interest rates related to our debt obligations by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. At June 30, 2013, all of our outstanding debt was issued at fixed rates. In addition, we monitor the interest rates and average maturities of our loan and deposit portfolios.
As of June 30, 2013, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loan receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Canadian Dollar and Pound Sterling. These assets accounted for approximately 10% of the total cash and cash equivalents and investments at June 30, 2013. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for approximately 8% of the total cash and cash equivalents and investments at June 30, 2013. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at June 30, 2013. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $165.8 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,200.2	$1,320.2	$1,080.2
Investment securities, available-for-sale	702.5	772.8	632.3
Direct investments in consolidated VIEs and consolidated SIPs	458.2	504.0	412.4
Total	$2,360.9	$2,597.0	$2,124.9
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 13, 2013, the Company's Board of Directors declared a three-for-one split of common stock in the form of a stock dividend to common stockholders of record as of July 12, 2013, distributed on July 25, 2013. All share and per share data have been adjusted retroactively to reflect the stock split.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2013	309	$50.60	309	18,965,511
May 2013	457,500	$55.66	457,500	18,508,011
June 2013	1,711,980	$46.55	1,711,980	16,796,031
Total	2,169,789		2,169,789
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to our continuing policy of repurchasing shares of our common stock. On December 19, 2011, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under our stock repurchase program, as adjusted for the stock split. At June 30, 2013, approximately 16.8 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	July 29, 2013	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Chief Financial Officer and Executive Vice President
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

Exhibit 101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith)