Form 10-K
period 2013-09-30
FRANKLIN RESOURCES INC
filed 2013-11-12
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 28, 2013 (the last business day of registrant’s second quarter of fiscal year 2013), was $18.8 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2013: 630,836,193.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2013, are incorporated by reference into Part III of this report.

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
Item 1.    Business.
Overview
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization committed to the aim of delivering strong investment performance for our clients by drawing on the experience and perspective gained throughout over 65 years in the investment management business. We believe in the value of active investment management, and plan to continue to build on our strengths while pursuing new growth opportunities. Franklin is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor's 500 Index.
We offer investment choices under our Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2® brand names. When used in this report, unless the context otherwise makes clear, our “funds” means the mutual funds offered under our brand names. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We provide investment management and related services to investors in jurisdictions worldwide through products that include U.S.- and non-U.S.-registered open-end and closed-end funds (“U.S. Funds” and “Non-U.S. Funds”), unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). As of September 30, 2013, we had $844.7 billion in assets under management (“AUM”) with 24.2 million billable shareholder accounts worldwide. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
The investment funds that we manage have various investment objectives designed to meet the needs and goals of different investors. Most of the investment funds we manage are registered open-end mutual funds that continuously offer their shares to investors. We also offer closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. Since the funds themselves do not have direct employees, to support their operations, the funds contract with separate entities, including our subsidiaries, to provide the investment management and related services they require. An investment advisory entity manages a fund's portfolio of securities in accordance with the fund's stated objectives. Investors may purchase shares of an open-end fund through a broker/dealer, financial adviser, bank or other similar financial intermediary that may provide investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to the fund shares sold to investors.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), regulatory changes adopted by the Commodity Futures Trading Commission (“CFTC”) and the Foreign Account Tax Compliance Act (“FATCA”) impose additional restrictions, limitations and registration and reporting requirements on our business, some of which may also affect us outside the U.S. We are also subject to numerous regulations by other U.S. and non-U.S. regulators that add further complexity to our ongoing global compliance operations. In particular, there has been a significant increase in European Union (“EU”) regulation, which has imposed and in the future may impose additional disclosure, reporting, financial and operational requirements with respect to certain of our subsidiaries and investment products and services.
We continue to focus on the long-term investment performance of our SIPs and on providing high quality customer service to our clients. The success of these and other strategies may be affected by the Risk Factors discussed below in Item 1A of Part I of this Annual Report, and other factors as discussed in this section.
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
In April 2001, we acquired all of the outstanding shares of Fiduciary Trust Company International (“Fiduciary Trust”), a bank organized under the New York State Banking Law. Fiduciary Trust provides investment management and related services to high net-worth individuals and families and institutional clients and is insured by the Federal Deposit Insurance Corporation (“FDIC”).

In July 2002, our subsidiary Franklin Templeton Asset Management (India) Private Limited (“FTAMIPL”), in which we held a majority interest, acquired all of the outstanding shares of Pioneer ITI AMC Limited (“Pioneer”). In April 2007, we completed the purchase of the remaining 25% interest in each of FTAMIPL and Franklin Templeton Trustee Services Private Limited, each located in India.
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
In November 2012, we acquired approximately 69% of the equity of K2 Advisors Holdings LLC (“K2”), a fund of hedge funds solutions provider. We also agreed to acquire K2’s remaining equity interests over a multi-year period beginning in 2017.
Investment Management and Related Services
We derive our revenues and net income from providing investment management and related services to our SIPs and the sub-advised products that we service. Our investment management fees, which represent a majority of our revenues, depend to a large extent on the level and mix of our AUM and the types of services provided. Sales and distribution fees, also a significant source of our revenues, consist of sales charges and commissions derived from sales and distribution of our SIPs.
Our business is conducted through our subsidiaries, including those registered with the United States Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Malaysia, Mexico, Singapore, The Bahamas, the United Arab Emirates, the U.K. and certain other subsidiaries.

Categories of AUM
Our fees for providing investment management services are generally based on a percentage of the market value of AUM in the accounts that we advise, the investment category of the account and the types of services that we provide for an account. As of September 30, 2013, AUM by investment category held by investors on a worldwide basis was as follows:

Investment Category	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$341.1	40%
Hybrid
Asset allocation, balanced, flexible and income-mixed funds	137.5	16%
Fixed-Income
Both long-term and short-term	359.5	43%
Cash Management
Short-term liquid assets	6.6	1%
Total	$844.7	100%
Broadly speaking, the change in the net assets of our SIPs depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility resulting from changes in the global financial and equity markets. In addition, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. Despite the risk of volatility, we believe that we have a competitive advantage as a result of the greater diversity of our SIPs available to our clients.
Types of Investment Management and Related Services
1.    Investment Management Services
We provide our investment management services pursuant to agreements in effect with each of our SIPs and the products for which we provide sub-advisory services. Our investment management services include services to managed accounts for which we have full investment discretion, and to advisory accounts for which we have no investment discretion. Advisory accounts for which we do not have investment discretion may or may not include the authority to trade for the account. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research utilizes such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. Research services provided by brokerage firms are also used to support our findings. Our management fee on an account varies with the types of services that we provide for the account, among other things.
Our subsidiaries that provide discretionary investment management services for our SIPs and sub-advised products either perform or obtain investment research and determine which securities the SIPs or sub-advised products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, as applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with applicable criteria set forth in the management agreements for the SIPs, internal policies, and applicable law and practice. Our subsidiaries that provide non-discretionary investment management services perform investment research for our clients and make recommendations as to which securities the clients purchase, hold or sell. In such cases, the subsidiaries may or may not perform trading activities for the products.
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
Under the majority of our investment management agreements globally, the funds pay us a monthly fee in arrears based upon the fund’s average daily net assets. Annual fee rates under our various agreements are often reduced as net assets exceed various threshold levels. Annual rates also vary by investment objective and type of services provided. Our agreements generally permit us to provide services to more than one fund and to other clients so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.
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
For our U.S. Funds, our management personnel and the fund directors or trustees regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Our Non-U.S. Funds, unregistered funds, institutional, high net-worth and separately-managed accounts, and the products for which we provide sub-advisory services are subject to various termination rights and review and renewal provisions. Investment management fees are generally waived or voluntarily reduced when a new fund or account is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.
2.    Sales, Distribution and Marketing
A significant portion of our revenues are generated from providing sales and distribution services. Our registered open-end mutual funds and certain other products generally pay us distribution fees in return for sales, distribution and marketing efforts on their behalf. Fund shares are sold primarily through a large network of independent financial intermediaries, including broker/dealers, financial advisers, banks and other third parties. We pay substantially all of our sales and distribution fees to the financial intermediaries who sell our SIPs to the public on our behalf.

Our subsidiary Franklin/Templeton Distributors, Inc. (“FTDI”) acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our Non-U.S. Funds distributed outside the U.S. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI or our non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with selling, distributing and marketing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses, which may then be either partially or fully reimbursed by the funds.
Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Class A shares are sold with a front-end sales charge to investors, except for when certain investment criteria are met. Class B shares, which are available in some of our Non-U.S. Funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a certain number of years from the date of purchase. Our open-end U.S. Funds no longer offer Class B shares, and all remaining Class B shares as of March 2013 were converted to Class A shares. Class C shares also have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares do have a back-end sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be more competitive by providing a fixed percentage annual charge option. Class R and Class R6 shares, available in the U.S. as retirement share classes, also have no front-end sales charges. Class R shares are available to certain retirement, college savings and health savings plan accounts, and Class R6 shares are available to employer sponsored retirement plans where plan level or omnibus accounts are held on the books of our transfer agent.
In the U.S., we also offer Advisor Class shares in many of our Franklin and Templeton funds, and we offer Class Z shares in the Mutual Series funds, both of which have no sales charges. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees and current and former officers, trustees and directors. In the U.S., we also offer money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the U.S., we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.
Some of our insurance product funds offered for sale in the U.S. offer a five-class share structure, as Classes 1 to 5, which are offered at net asset value without a sales charge directly to insurance company separate accounts, certain qualified plans and other mutual funds (funds of funds).
Outside the U.S., we offer additional types of share classes and unit series in response to local demand based on the needs of investors in particular markets, subject to applicable regulations which may change over time. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another one of our funds, subject to certain fees that may apply. Our Non-U.S. Funds have sales charges and fee structures that vary by region.
The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of our fund shares to qualifying broker/dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Such intermediaries may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2013, approximately 1,500 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,600 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S. In the U.S., we have approximately 90 general wholesalers who interface with financial intermediaries.
Most of our open-end U.S. Funds, with the exception of certain money market funds as well as certain high net-worth and institutional funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act (“Rule 12b-1”). Under the Rule 12b-1 Plans, the funds bear certain expenses relating to the distribution of their shares, such as expenses for marketing, marketing support, advertising, printing and sales promotion, and may provide for the funds to reimburse such expenses that FTDI incurs in distributing the funds, subject to the Rule 12b-1 Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on its average daily net AUM. In 2010, the SEC proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
The Rule 12b-1 Plans are established for one year terms and must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds in the local market arranges for and pays commissions and certain other fees to banks and other intermediaries, a portion of which fees is paid from maintenance or service fees received by the subsidiary from the funds and a portion of which may derive from the management fees paid to our various affiliates by the funds.
FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:
Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. Consistent with the provisions and limitations set forth in a fund’s Rule 12b-1 Plan, the fund may reimburse FTDI for payments made to broker/dealers for the cost of some or all of the marketing support payments. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker/dealers that receive such marketing support payments and the maximum payments received. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans in connection with activities intended to assist in the sale of our open-end U.S. Funds to such plans. A portion of the marketing support payments may be reimbursable to FTDI under the terms of a fund's Rule 12b-1 Plan. Certain of our non-U.S. subsidiaries may also make marketing support or similar payments to intermediaries located outside the U.S. with respect to investments in Non-U.S. Funds.
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
3.    Shareholder and Transfer Agency Services
We receive shareholder servicing fees for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. Our subsidiary Franklin Templeton Investor Services, LLC (“FTIS”) serves as shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee that varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. Other non-U.S. subsidiaries provide similar services to our Non-U.S. Funds, and in some cases are compensated based on AUM.
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
4.    High Net-Worth Investment Management and Related Services
Through our subsidiary Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through our Canadian high net-worth business unit, Fiduciary Trust Company of Canada (“FTCC”), we provide services and offer SIPs to high net-worth individuals and families. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the most appropriate method of intergenerational wealth transfer.
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
Through various legal entities, including our subsidiary Franklin Templeton Institutional, LLC and various non-U.S. subsidiaries, we distribute and market globally the different capabilities of our various subsidiaries under our brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals.
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
Through our various subsidiaries, we also market and distribute our SIPs to separately-managed accounts. Our subsidiaries Franklin Templeton Financial Services Corp. and Templeton/Franklin Investment Services, Inc. also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual and private funds.
6.    Alternative Investment Products Management
Through various subsidiaries, we offer and support alternative investment products and related management services for our clients. Our alternative investment products include, among other capabilities, private equity, hedge funds, real estate and commodities. For example, K2, a fund of hedge funds solutions provider, offers and supports alternative investments and multi-asset solutions platforms for institutional and other qualified investors. K2 provides risk management, manager selection and asset allocation capabilities in various global jurisdictions.
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
Franklin Advisers, Inc. (“FAI”), an investment adviser, manages a privately offered fund that invests in derivatives across the global equity, global government bond and currency markets. FAI creates tactical long and short positions within the fund based on a daily review of macroeconomic and valuation factors to determine the relative attractiveness of asset classes to each other as well as the attractiveness of individual factors within asset classes.
7.    Trust and Custody
Through various trust company subsidiaries, including Fiduciary Trust, we offer trust, custody and related services, including administration, performance measurement, estate planning, tax planning and private banking. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee. Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, have full trust powers. Our subsidiary Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”), a federally chartered FDIC insured savings bank, among other functions, exercises full trust powers and serves primarily as custodian of IRAs and business retirement plans invested solely in Franklin Templeton funds. FTB&T also provides Advisor Directed Trust®, a directed trust service.
8.    Select Private Banking
Fiduciary Trust, a New York State chartered FDIC insured bank with assets of $866.3 million and deposits of $566.9 million as of September 30, 2013, provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts. Fiduciary Trust's private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Deposits generally include demand and savings deposits, primarily from our private banking clients.

Summary of SIPs
1.    Investment Objectives Overview
Our SIPs are offered globally to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the U.S. and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our SIPs include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations and pension funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.
The SIPs that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance - from capital appreciation (with our more growth-oriented products) to capital preservation (with our fixed-income offerings). In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of instruments.
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
2.    Types of SIPs
As of September 30, 2013, our total AUM was $844.7 billion and the types of SIPs we offered were as follows:

•
U.S. Funds - Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $453.4 billion of AUM as of September 30, 2013. Our five largest U.S. Funds and their AUM were Franklin Income Fund ($80.6 billion), Templeton Global Bond Fund ($69.4 billion), Mutual Global Discovery Fund ($21.9 billion), Templeton Growth Fund ($17.2 billion) and Mutual Shares Fund ($15.3 billion). These five funds represented, in the aggregate, 24% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of investment funds principally domiciled in Luxembourg and Ireland and registered for sale to non-U.S. investors in 39 countries, accounted for $169.4 billion of AUM as of September 30, 2013. Our three largest cross-border funds and their AUM were FTIF - Templeton Global Bond Fund ($45.9 billion), FTIF - Templeton Global Total Return Fund ($39.0 billion) and FTIF - Templeton Asian Growth Fund ($14.5 billion). These three funds represented, in the aggregate, 12% of total AUM.

•
Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $43.5 billion of AUM as of September 30, 2013.

•
Other Managed Accounts, Alternative Investment Products and Trusts - On a company-wide basis, our managed accounts, alternative investment products and trusts accounted for $178.4 billion of AUM as of September 30, 2013, of which $9.4 billion included K2 investment products and funds, and $7.7 billion included Darby products and real estate, emerging markets and certain global fixed-income investment funds.

3.    AUM by Investment Categories and Products
The following table shows our AUM by the various types of investment categories and SIPs as of September 30, 2013:

(in billions) CATEGORY	INVESTMENT CLASSIFICATION	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	Invests primarily in equity securities of companies located in the Asia-Pacific region	$1.2	$18.2	$2.9	$22.8	$45.1
Canada	Invests primarily in equity securities of companies located in Canada	—	—	4.4	5.5	9.9
Europe, the Middle East and Africa	Invests primarily in equity securities of companies located in Europe, the Middle East and Africa	2.7	7.2	6.5	0.5	16.9
U.S.	Invests primarily in equity securities of companies located in the U.S.	80.2	7.8	1.5	7.7	97.2
Emerging Markets	Invests primarily in equity securities of companies located in developing regions of the world	6.1	7.2	3.8	6.9	24.0
Global/International	Invests primarily in equity securities of companies doing business either worldwide or only outside of the U.S.	70.6	13.8	5.8	57.8	148.0
Total Equity		160.8	54.2	24.9	101.2	341.1
Hybrid
Asia-Pacific	Invests primarily in equity and fixed-income securities of companies located in the Asia-Pacific region	—	—	0.8	5.1	5.9
Canada	Invests primarily in equity and fixed-income securities of companies located in Canada	—	—	2.2	3.1	5.3
Europe, the Middle East and Africa	Invests primarily in equity and fixed-income securities of companies located in Europe, the Middle East and Africa	—	1.2	—	0.3	1.5
U.S.	Invests primarily in equity and fixed-income securities of companies located in the U.S.	93.4	2.4	—	24.1	119.9
Global/International	Invests primarily in equity and fixed-income securities of companies doing business either worldwide or only outside of the U.S.	2.1	1.9	0.4	0.5	4.9
Total Hybrid		95.5	5.5	3.4	33.1	137.5

(in billions) CATEGORY	INVESTMENT CLASSIFICATION	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Fixed-Income
Asia-Pacific	Invests primarily in debt securities offered by companies and governments located in the Asia-Pacific region	$—	$2.9	$4.6	$1.7	$9.2
Canada	Invests primarily in debt securities of companies and governments located in Canada	—	—	3.4	0.5	3.9
Europe, the Middle East and Africa	Invests primarily in debt securities of companies and governments located in Europe, the Middle East and Africa	—	1.5	0.1	4.6	6.2
Tax-Free	Invests primarily in municipal bond issuers located in the U.S.	67.8	—	—	4.6	72.4
U.S. Taxable	Invests primarily in taxable debt securities of companies and governments located in the U.S.	40.5	8.7	2.7	6.4	58.3
Emerging Markets	Invests primarily in taxable debt securities of companies and governments located in developing countries worldwide	1.3	9.1	—	7.8	18.2
Global/International	Invests primarily in debt securities of companies and governments doing business either worldwide or only outside of the U.S.	82.6	86.9	3.3	18.5	191.3
Total Fixed- Income		192.2	109.1	14.1	44.1	359.5
Cash Management	Invests primarily in money market instruments and short-term securities	4.9	0.6	1.1	—	6.6
Total		$453.4	$169.4	$43.5	$178.4	$844.7
Financial Information About Segment and Geographic Areas
Certain financial information about the Company's business segment and geographic areas is contained in Note 18 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.
Regulatory Considerations
Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision which continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate.
U.S. Regulation
In the U.S., we are currently subject to regulation and supervision by, among others, the SEC, FINRA, the Board of Governors of the Federal Reserve System (the “FRB”), the FDIC, the Office of the Comptroller of the Currency (“OCC”), the CFTC, the National Futures Association and the New York State Department of Financial Services (“NYDFS”).
The regulatory environments in which we operate remain uncertain and subject to change. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products. Due to the complexity and broad scope of the Dodd-Frank Act and the time required for ongoing regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Dodd-Frank Act, or the impact that further changes in regulation would have on our business. Under the Dodd-Frank Act, which imposes a number of new regulations governing over-the-counter swaps and derivative transactions, certain swaps will be required to be submitted for clearing by a regulated clearing organization, and the posting of margin will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the FRB issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of additional registration, disclosure, recordkeeping and reporting requirements for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and regulated by the CFTC. On August 13, 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as commodity pool operators, in which the CFTC generally will accept such commodity pool’s compliance with SEC disclosure, reporting and recordkeeping rules as substituted compliance for substantially all of the CFTC’s related requirements. However, these CFTC rules do not relieve registered commodity pool operators from compliance with certain performance reporting and recordkeeping requirements, which will increase administrative burdens for the affected registered mutual funds and commodity pool operators. In addition, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds.
We also expect that FATCA will cause us to incur significant administrative and compliance costs. FATCA, which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will impose customer due diligence, reporting and withholding requirements on certain non-U.S. financial institutions. In order to implement FATCA globally, the U.S. Treasury has entered into various intergovernmental agreements (“IGAs”) with foreign governments, and is expected to enter into further IGAs. These IGAs take alternative approaches to implement FATCA that also may impact our business. Full implementation of FATCA and related IGAs will be phased in over a multi-year period, and additional guidance is expected over time.
To the extent that our operations or trading in our securities take place outside the U.S., we are subject to regulation by non-U.S. regulations and regulators, as well as certain U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. It is likely that other U.S. regulations, notably those of the CFTC and under the Dodd-Frank Act discussed above, will also affect some of our non-U.S. operations.
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
In addition, in connection with our banking services, we are a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and the restrictions, limitations and prohibitions of the BHC Act, as amended by the GLB Act. Significant aspects of the Dodd-Frank Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, and the imposition of various restrictions and limitations on certain activities of such entities. The Dodd-Frank Act includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, subject dividend payments, stock buybacks and other reductions of capital to heightened regulatory limitations and scrutiny, and enhance supervisory authority and regulatory oversight of non-banking entities, which may apply to our business.
FRB policy historically has required bank holding companies to act as a source of strength to their banking subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. Such support may be required by the FRB at times when we might otherwise determine not to provide it if such support were not required by law. In addition, under FRB policy bank holding companies should pay cash dividends on common stock only out of income available from the previous fiscal year and only if prospective earnings retention is consistent with anticipated future needs and financial condition.
The federal banking agencies apply risk-based and leverage capital rules to evaluate the capital adequacy of bank holding companies, such as Franklin, and insured depository institutions, such as our banking subsidiaries Fiduciary Trust and FTB&T. The FRB’s capital adequacy rules applicable to Franklin, the FDIC’s capital adequacy rules applicable to Fiduciary Trust, and the OCC’s capital adequacy rules applicable to FTB&T are substantially the same. The banking agencies’ existing capital rules require Franklin and each of its banking subsidiaries to meet specific capital adequacy requirements that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.
Under the existing rules, Franklin and each of its banking subsidiaries must maintain minimum Tier 1 leverage and risk-based capital ratios of 4% and a minimum total risk-based capital ratio of 8%. An insured depository institution is undercapitalized if it fails to meet the required minimum level for any relevant capital measure. Insured depository institutions such as our banking subsidiaries generally are prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions if they become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.
To be considered “well capitalized” under the Federal Reserve’s existing rules applicable to bank holding companies, a bank holding company must maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%. To be considered “well capitalized” under the federal banking agencies’ current prompt corrective action rules applicable to depository institutions, Fiduciary Trust and FTB&T must each maintain the same minimum Tier 1 risk-based capital ratio of 6% and minimum total risk-based capital ratio of 10%, as well as a minimum Tier 1 leverage ratio of 5%.
In July 2013, the federal banking agencies adopted new capital rules to implement the Basel Committee's capital framework, known as “Basel III”, for U.S. bank holding companies and banks. When fully effective, Basel III will impose a number of other changes to existing capital rules, including replacing the risk-weightings under the existing general risk-based capital rules with new risk-weightings (referred to in the new capital rules as the “standardized approach”). The new capital rules will become effective for Franklin, Fiduciary Trust and FTB&T on January 1, 2015 (subject to certain phase-in periods through January 1, 2019).
As of September 30, 2013, under existing rules, Franklin's Tier 1 leverage and risk-based capital ratios and its total risk-based capital ratio all were 58%. In addition, both Fiduciary Trust and FTB&T were well capitalized as of September 30, 2013. We believe that our capital ratios calculated in accordance with the new capital rules on a fully phased-in basis substantially exceed the minimum required ratios as of September 30, 2013.

Franklin has elected to be a financial holding company under the GLB Act. Pursuant to the GLB Act, a qualifying bank holding company may elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in non-financial activities. To qualify as a financial holding company, each of a bank holding company’s U.S. subsidiary banks and other depository institution subsidiaries must be well capitalized and well managed. The Dodd-Frank Act added the condition that the bank holding company itself must be well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation immediately preceding the financial holding company election. While FTB&T is subject to CRA requirements, Fiduciary Trust remains exempt from such requirements because it qualifies as a special purpose bank. Under our regulatory framework and the environment in which we operate, we are subject to significant constraints that may adversely affect our ability to implement our business plans and strategies.
The BHC Act generally requires that a bank holding company obtain prior approval of the FRB before acquiring control of any bank. In addition, the FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the financial holding company does not have appropriate financial and managerial resources. The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of law or regulation. Civil money penalties may be imposed against bank holding companies, their non-bank affiliates and officers and directors of such entities for, among other things, certain activities conducted on a knowing or reckless basis if those activities cause a substantial loss to the bank holding company.
Each of our banking subsidiaries is subject to restrictions under federal law that limit transactions between such banking subsidiaries and Franklin and/or its non-bank subsidiaries, including loans and other extensions of credit, investments, or asset purchases. These and various other transactions, including any payment of money to Franklin and its non-bank subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these entities. In addition, these laws and related regulations may limit the Company’s ability to obtain funds from subsidiary banks or affiliates.
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
Non-U.S. Regulation
Our operations outside the U.S. are subject to the laws and regulations of certain non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we continue to expand our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain of our subsidiaries to net capital and other financial or operational requirements.

The Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authorities (the “PRA”) currently regulate certain of our subsidiaries in the U.K. Authorization by the FCA and the PRA is required to conduct any financial services related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s and PRA's rules under that act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against our U.K.-regulated subsidiaries.
In addition to the above, our U.K.-regulated subsidiaries and certain other European subsidiaries and branches, must comply with the pan-European regime established by the EU’s Markets in Financial Instruments Directive (“MiFID”), which became effective in November 2007 and regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”), as well as the EU’s Capital Requirements Directive (“CRD”). The CRD, as amended, provides capital requirements and regulates variable remuneration (such as bonuses) paid by banks and certain investment firms. CRD 4, effective January 2014, adds a cap on variable remuneration. It is not yet clear whether such cap will apply to any of our EU-based operations.
MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.
The U.K. has adopted the MiFID rules into national legislation and FCA rules, as have those other EU member states in which we have a presence. A review of MiFID by the European Commission has led to the publication of a draft replacement directive (“MiFID 2”) and a new draft regulation (“MiFIR”) which are currently the subject of debate among the EU’s Parliament, Commission and Council designed to reach a final text. Implementation is not expected before the end of 2015, at the earliest. The proposals, if implemented, are likely to result in changes to pre- and post-trade reporting obligations and an expansion of the types of instruments, such as bonds and structured products, subject to these requirements. They may affect the buying and selling of derivatives by moving most derivative trading onto regulated trading venues and may control the activities of algorithmic trading. The proposals may also result in changes to conduct of business requirements including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. The proposals also envision giving powers to EU national regulators to ban certain products and services and to the European Securities and Markets Authority temporarily to restrict certain financial activities within the EU.
In addition, the FCA has adopted rules following its retail distribution review (“RDR” rules). These rules, which became effective on January 1, 2013, changed how retail clients pay for investment advice given in respect of all retail investment products, including open-end and closed-end funds, structured products and insurance-based savings products. In response to the RDR rules, we launched new share classes for our funds offered in the U.K., and we amended affected distribution agreements. A few other EU member states have either adopted, or are considering, a regime similar to the RDR rules.
During 2013, the first stages of the European Market Infrastructure Regulation were implemented, imposing requirements relating to risk mitigation and reporting of certain data regarding uncleared OTC derivatives transactions. Further requirements are scheduled for next year, including transaction reporting in relation to exchange-traded and OTC derivatives transactions, the central clearing of OTC derivatives and, importantly, rules on equivalence with other derivatives reporting and clearing regimes. Given the international scale of our trading activity, the various regulatory regimes to which we are subject could result in duplication of administration and increased transaction costs.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011, was implemented as required by many EU member states by July 22, 2013. AIFMD regulates managers of, and service providers to, investment funds (“AIFs”) not authorized as UCITS retail funds that are domiciled and offered in the EU. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. In general, AIFMD has a staged implementation between mid-2013 and 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and will place additional compliance obligations in the form of remuneration policies (that could extend to non-EU entities that manage EU AIFs), capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.

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
The most recent iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS IV”), which governs authorized EU-domiciled retail funds that qualify for cross-border sale (“UCITS”), was required to be adopted into the national law of each EU member state by July 1, 2011. EU member states including the U.K., Luxembourg and Ireland have adopted UCITS IV requirements into their national legislation and regulation. However, several other EU member states are still in various stages of the adoption process. UCITS IV introduced new requirements including a requirement to provide a key investor information document (“KIID”) prior to any UCITS sale. The KIID is a two-page summary of the key aspects of each share class of a fund. There are also European Commission consultations in process that are intended to enhance retail investor protection, including UCITS V, which is intended to address, among other items, custodial liability and remuneration policies.
Recent proposals on packaged retail investment products (“PRIPs”) are to be implemented through the strengthening of MiFID standards for non-insurance PRIPs, revisions to the Insurance Mediation Directive’s selling standard for all insurance-based PRIPs and new investor disclosure requirements for all PRIPs through a separate EU legislative process. The PRIPs proposals may also require us to amend or change our KIIDs.
In addition, in September 2011, the European Commission proposed a financial transaction tax (“FTT proposal”) in the EU, which would, if approved by all EU member states, apply to all financial transactions where at least one party is established in an EU member state and either that party or another party to the transaction is a financial institution. While the specific terms of the FTT proposal remain subject to negotiation, any tax on securities transactions could likely have a negative impact on the liquidity of the derivatives and securities markets in Europe and could adversely impact our European clients’ assets and our non-European clients to the extent that they are or want to be invested in European assets.
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
In March 2013, the Canadian Securities Administrators, the umbrella organization of provincial and territorial securities regulatory authorities, released final amendments to its rules regarding registrant obligations that will require additional disclosure by registrants to their clients, including enhanced disclosure at account opening of all operating charges and fees a client may be required to pay, pre-trade disclosure of any charges a client may be required to pay, enhanced reporting on client statements that includes charges paid by the client and all compensation received by registrants in respect of a client's account and new reporting regarding the performance of investments held in the account. These new rules, which will be phased in over a three year period, will require us to make changes to our systems to comply with these new disclosure and reporting standards.
In Singapore, our subsidiaries are subject to, among others, the Securities and Futures Act (“SFA”), the Financial Advisers Act (“FAA”) and the subsidiary legislation promulgated pursuant to these Acts, which are administered by the Monetary Authority of Singapore (“MAS”). Our asset management subsidiary and its employees conducting regulated activities specified in the SFA and/or the FAA are required to be licensed with the MAS. Failure to comply with applicable laws, regulations, codes, directives, notices and guidelines issued by the MAS may result in penalties including fines, censures and the suspension or revocation of licenses granted by the MAS.
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
In Hong Kong, our subsidiary is subject to the Securities and Futures Ordinance (the “SFO”) and its subsidiary legislation, which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of trading and asset management activities and intermediaries. This legislation is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the applicable laws, regulations, codes and guidelines could result in various sanctions being imposed, including fines, reprimands and the suspension or revocation of the licenses granted by the SFC.
In India, our subsidiaries are primarily subject to relevant regulations promulgated by the Securities and Exchange Board of India (“SEBI”). The Reserve Bank of India (“RBI”), the Ministry of Corporate Affairs (“MCA”) and the Foreign Investment Promotion Board (“FIPB”) are the other major regulatory authorities that are capable of issuing directions of a binding nature to our subsidiaries. A failure to comply with the applicable laws, regulations, codes, notices, directives, guidelines, orders, circulars and schemes issued by SEBI, RBI, MCA or FIPB may result in penalties including fines, censures and/or suspension or revocation of licenses, approvals or registration status.
In Japan, our subsidiary is subject to the Financial Instruments and Exchange Act (the “FIEL”) and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.
There are similar legal and regulatory arrangements in force in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are subject to regulation and supervision by, among others, the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Cayman Islands Monetary Authority; the China Securities Regulatory Commission in the People’s Republic of China; the Autorité des Marchés Financiers in France; the Federal Financial Supervisory Authority in Germany; the Central Bank of Ireland; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Commission and the Financial Supervisory Service in Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Securities Commission in Malaysia; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in The Netherlands; the Polish Securities and Exchange Commission; the Romanian Financial Services Authority; the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Financial Supervisory Commission in the Republic of China; the Dubai Financial Services Authority in the United Arab Emirates; and the State Securities Commission of Vietnam.
Competition
The financial services industry is a highly competitive global industry. As of September 30, 2013, there were approximately 7,600 registered open-end mutual funds of varying sizes, and with varying investment policies and objectives, whose shares are offered to the public in the U.S., and there were approximately 66,900 registered open-end mutual funds whose shares are offered to the public outside the U.S. (in each case excluding exchange-traded funds).

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
We rely largely on third-party broker/dealers and other similar independent financial intermediaries to distribute and sell our fund shares. We have and continue to pursue sales relationships with all types of financial intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Additionally, competing broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could further limit the distribution of our investment products. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, related revenues and overall business and financial condition.
We maintain a technology platform to compete with the rapidly developing and evolving marketplace. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced platforms for their products, which could affect our business.
We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. In conjunction with our subsidiaries, we conduct advertising and promotional campaigns through various media sources to promote brand recognition, and advertise in major financial publications, as well as on television and the Internet, to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, newspaper and magazine advertising, online and paid search advertising and social media marketing.
Intellectual Property
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton Investments® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.

Employees
As of September 30, 2013, we employed approximately 9,000 employees and operated offices in 35 countries. We consider our relations with our employees to be satisfactory.
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
The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Franklin, that file electronically with the SEC, at www.sec.gov. Additional information about the Company’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting, tax, compensation, ethics and privacy laws and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as other legislative and regulatory changes, impose additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Dodd-Frank Act and the time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Dodd-Frank Act, or the impact that further changes in regulation would have on our business. Under the Dodd-Frank Act, which imposes a number of new regulations governing over-the-counter swaps and derivative transactions, certain swaps will be required to be submitted for clearing by a regulated clearing organization, and the posting of margin will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. While the Volcker Rule became effective on July 21, 2012, final rules for its implementation have not yet been adopted. On April 19, 2012, the Board of Governors of the Federal Reserve System (the “FRB”) issued a Statement of Policy that confirmed that banking institutions will have two years from the effective date to conform their activities to the requirements of the Volcker Rule. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the Commodity Futures Trading Commission (“CFTC”) in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of additional registration, disclosure and reporting requirements for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and regulated by the CFTC. Further, the Foreign Account Tax Compliance Act (“FATCA”), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will impose customer due diligence, reporting and withholding requirements on certain non-U.S. financial institutions. Full implementation of FATCA and related intergovernmental agreements with foreign governments, which will impact our implementation of FATCA, will be phased in over a multi-year period, and additional guidance is expected over time. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses or charters, any of which could adversely affect our reputation, prospects, revenues and income.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. Because of our non-U.S. operations and/or trading in our sponsored investment products (“SIPs”) that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
We are also a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations and prohibitions of the Bank Holding Company Act of 1956 (the “BHC Act”) and the Gramm-Leach-Bliley Act. In addition, significant aspects of the Dodd-Frank Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Dodd-Frank Act, together with other regulatory initiatives, includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. In July 2013, the U.S. federal banking agencies adopted new capital rules to implement the Basel Committee's capital framework, known as “Basel III”, for U.S. bank holding companies and banks. Basel III will impose more stringent capital requirements on Franklin and its banking subsidiaries. The new capital rules will become effective for Franklin, Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”) on January 1, 2015 (subject to certain phase-in periods through January 1, 2019). The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our banking subsidiaries Fiduciary Trust and FTB&T are subject to extensive regulation, supervision and examination by their respective banking regulators, which include the Federal Deposit Insurance Corporation (“FDIC”) for both, the New York State Department of Financial Services for Fiduciary Trust, and the Office of the Comptroller of the Currency (“OCC”) for FTB&T.
The laws and regulations imposed by our banking regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could adversely impact our broader business objectives. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.
Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our AUM, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Dodd-Frank Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, many provisions of the Dodd-Frank Act still require the adoption of rules to implement the Dodd-Frank Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are issued under it. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.

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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs, that consist of investment funds and institutional, high net-worth and separately-managed accounts. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent a majority of our revenues, are dependent on fees earned under investment management agreements that we have with the SIPs we advise. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Recently, certain laws and regulations outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we may not have control. These investments may involve risks, including the risk that the controlling shareholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling shareholder or joint venture partner or the company itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the company.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the Capital Requirements Directive of the European Union (“EU”), those recently adopted under the EU's Alternative Investment Fund Manager Directive, those required to be adopted under the Dodd-Frank Act and certain regulations proposed under the EU's draft Undertakings for Collective Investment in Transferable Securities V Directive and Markets in Financial Instruments Directive II, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential clients, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of SIPs that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers and other similar investment advisers and financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In addition, effective January 2013, the U.K. adopted new retail distribution review rules (“RDR” rules) that, depending on the exact terms of, and market reactions to, the RDR rules and similar regimes that may be adopted by other EU member states, may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/

or examinations, and governmental or regulatory investigations and/or examinations that have been inactive could become active. In addition, we may be named in litigation. We may be obligated, and under our certificate of incorporation and by-laws and our standard form of indemnification agreement with certain directors in some instances, we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and negatively impact our profitability and/or our financial results. Judgments, findings or allegations of wrongdoing by regulatory or governmental authorities or in litigation against us or settlements with respect thereto could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
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
Our business could be negatively affected if we or our banking subsidiaries fail to satisfy regulatory and supervisory standards. Franklin and its banking subsidiaries are subject to significant regulation, supervision and examination by their respective banking regulators, which includes minimum regulatory capital standards. Franklin is subject to minimum capital and other regulatory and supervisory standards because it is a bank holding company and financial holding company registered with and supervised by the FRB under the BHC Act, and Franklin’s banking subsidiaries are subject to substantially similar minimum capital rules and to other regulatory and supervisory standards administered by the FDIC and the OCC. Our business could be negatively affected if Franklin or its banking subsidiaries fail to meet these standards. Loss of financial holding company status could require that we either cease activities that are only permissible for us to engage in as a financial holding company or divest our banking subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The U.S federal banking agencies’ new capital rules implementing the Basel III capital framework in the U.S. will impose more stringent capital requirements on Franklin and its banking subsidiaries. In addition, liquidity needs could affect our banking services, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, interest rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, Massachusetts, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, The Netherlands, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2013, we leased and occupied approximately 1,169,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 71,000 square feet of excess leased space.
In addition, we own four buildings in San Mateo, California; five buildings in Rancho Cordova, California; two buildings in Stockton, California; five buildings in St. Petersburg, Florida; one building in Ft. Lauderdale, Florida; three buildings in Hyderabad, India; and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,112,000 square feet of space. We have leased to third parties approximately 298,000 square feet of excess owned space.

Item 3.	Legal Proceedings.
The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.
Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 12, 2013. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Vijay C. Advani
Age 52
Executive Vice President - Global Advisory Services of Franklin since March 2011; formerly, Executive Vice President-Global Distribution of Franklin from June 2008 to March 2011, and Executive Vice President–Global Advisor Services of Franklin from December 2005 to June 2008; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.
Gregory E. Johnson
Age 52
Chairman of the Board of Franklin since June 2013, President of Franklin since December 1999 and Chief Executive Officer of Franklin since January 2004; officer and/or director of various subsidiaries of Franklin.

Jennifer M. Johnson
Age 49
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
Rupert H. Johnson Jr.
Age 73
Vice Chairman since December 1999 and director of Franklin since 1969; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.
Kenneth A. Lewis
Age 52
Executive Vice President of Franklin since October 2007 and Chief Financial Officer of Franklin since October 2006; formerly, Senior Vice President and Treasurer of Franklin from October 2006 to October 2007, Vice President–Enterprise Risk Management of Franklin from April 2006 to October 2006 and Vice President and Treasurer of Franklin from June 2002 to April 2006; officer and/or director of various subsidiaries of Franklin for more than the past five years.
John M. Lusk
Age 55
Executive Vice President - Investment Management of Franklin since March 2011; formerly, Executive Vice President–Portfolio Operations of Franklin from December 2005 to March 2011, and Vice President of Franklin from January 2004 to December 2005; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.
Craig S. Tyle
Age 53
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
Age 54
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
Family Relationships
Gregory E. Johnson is the son of Charles B. Johnson (a portfolio manager for the Franklin Income Fund and former Chairman of the Board and director of Franklin), the nephew of Rupert H. Johnson Jr. and the brother of Charles E. Johnson (a director of Franklin) and Jennifer M. Johnson. Charles B. Johnson and Rupert H. Johnson Jr. are brothers. Charles E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson Jr. and the brother of Gregory E. Johnson and Jennifer M. Johnson. Jennifer M. Johnson is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson Jr. and the sister of Gregory E. Johnson and Charles E. Johnson.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 30, 2013, the closing price of our common stock on the NYSE was $50.55 per share. At October 31, 2013, there were 4,675 stockholders of record of our common stock.
In July 2013, a three-for-one split of our common stock was distributed to common stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the stock split.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years:

Quarter	2013 Fiscal Year		2012 Fiscal Year
	High	Low	High	Low
October-December	$44.64	$41.34	$37.46	$29.24
January-March	$50.35	$42.67	$42.16	$31.46
April-June	$56.54	$44.22	$42.61	$33.64
July-September	$54.36	$45.06	$42.73	$35.33
We declared regular cash dividends of $0.39 per share ($0.097 per share in each of the first three quarters and $0.10 per share in the fourth quarter) and a special cash dividend of $1.00 per share in the fiscal year ended September 30, 2013 (“fiscal year 2013”). We declared regular cash dividends of $0.36 per share ($0.09 per share per quarter) and a special cash dividend of $0.667 per share in the fiscal year ended September 30, 2012 (“fiscal year 2012”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	672,200	$46.52	672,200	16,123,831
August 2013	2,939,030	$47.21	2,939,030	13,184,801
September 2013	1,924,532	$49.11	1,924,532	11,260,269
Total	5,535,762		5,535,762

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. On December 19, 2011, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under our stock repurchase program. At September 30, 2013, 11.3 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during fiscal years 2013 and 2012.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2013	2012	2011	2010	2009
Summary of Operations (in millions)
Operating revenues	$7,985.0	$7,101.0	$7,140.0	$5,853.0	$4,194.1
Operating income	2,921.3	2,515.2	2,659.8	1,958.7	1,202.6
Operating margin	36.6%	35.4%	37.3%	33.5%	28.7%
Net income attributable to Franklin Resources, Inc.	2,150.2	1,931.4	1,923.6	1,445.7	896.8
Financial Data (in millions)
Total assets	$15,390.3	$14,751.5	$13,775.8	$10,708.1	$9,468.5
Debt	1,197.7	1,566.1	998.2	979.9	121.2
Debt of consolidated variable interest entities and sponsored investment products	1,097.4	1,211.1	1,170.3	—	—
Franklin Resources, Inc. stockholders’ equity	10,073.1	9,201.3	8,524.7	7,727.0	7,632.2
Operating cash flows	2,035.7	1,066.2	1,621.8	1,651.0	641.4
Investing cash flows	232.9	873.4	435.9	(32.7)	289.9
Financing cash flows	(2,018.1)	(1,084.9)	(968.2)	(594.9)	(340.6)
Assets Under Management (in billions)
Ending	$844.7	$749.9	$659.9	$644.9	$523.4
Average[1]	808.2	705.7	694.4	571.1	442.2
Per Common Share[2]
Earnings
Basic	$3.37	$2.99	$2.89	$2.12	$1.29
Diluted	3.37	2.98	2.87	2.11	1.28
Cash dividends	1.39	1.03	0.33	1.29	0.28
Book value	15.97	14.45	13.05	11.50	11.09
Employee Headcount	9,002	8,558	8,453	7,927	7,745
__________________

[1]	Represents simple monthly average AUM.

[2]
All per share amounts have been adjusted retroactively to reflect the three-for-one split of common stock described in Item 5 (“Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion and analysis of the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail.

Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. Our SIPs and investment management and related services are distributed or marketed to the public globally under seven distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
During fiscal year 2013, the global equity financial markets provided positive returns, evidenced by increases of 21% in the MSCI World Index and 19% in the S&P 500 Index. The overall market performance was tempered by investor concerns about governments' fiscal policies and interest rates, resulting in bond market instability and a decrease in the Barclays Global Aggregate Index of 3%. We believe that ongoing global economic concerns are likely to result in continued market volatility.
Our total AUM at September 30, 2013 was $844.7 billion, 13% higher than at September 30, 2012. Simple monthly average AUM (“average AUM”) for fiscal year 2013 increased 15%, primarily driven by $66.1 billion of market appreciation and $24.3 billion of net new flows.
The business and regulatory environments in which we operate remain complex, uncertain and subject to change. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, regulatory changes adopted by the Commodity Futures Trading Commission in 2012 and the Foreign Account Tax Compliance Act impose additional restrictions, limitations and registration and reporting requirements on our business. We are also subject to numerous regulations by U.S. and non-U.S. regulators that add further complexity to our ongoing global compliance operations. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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

RESULTS OF OPERATIONS

(dollar amounts in millions, except per share data)				2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,	2013	2012	2011
Operating revenues	$7,985.0	$7,101.0	$7,140.0	12%	(1)%
Operating income	2,921.3	2,515.2	2,659.8	16%	(5)%
Net income attributable to Franklin Resources, Inc.	2,150.2	1,931.4	1,923.6	11%	0%
Diluted earnings per share	$3.37	$2.98	$2.87	13%	4%
Operating margin[1]	36.6%	35.4%	37.3%
 ___________________
1    Defined as operating income divided by total operating revenues.
Operating income increased in fiscal year 2013 primarily due to a 14% increase in investment management fee revenues, which was driven by a 15% increase in average AUM, partially offset by a lower effective management fee rate. Net income attributable to Franklin Resources, Inc. increased $218.8 million as the increase in operating income was partially offset by lower investment and other income.
Operating income decreased $144.6 million in the fiscal year ended September 30, 2012 (“fiscal year 2012”) primarily due to a 2% decrease in investment management fee revenues, which resulted from a lower effective management fee rate partially offset by a 2% increase in average AUM, and $38.5 million of net insurance recoveries during fiscal year 2011 for losses incurred in previous years. Net income attributable to Franklin Resources, Inc. increased $7.8 million as higher investment and other income, net more than offset the decrease in operating income.
In July 2013, a three-for-one split of the Company's common stock was distributed to common stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the stock split.
Diluted earnings per share increased in fiscal year 2013 consistent with the increase in net income and a 1% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock. Diluted earnings per share increased in fiscal year 2012 despite the minimal increase in net income due to a 3% decrease in diluted average common shares outstanding.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(dollar amounts in billions)				2013 vs. 2012	2012 vs. 2011
as of September 30,	2013	2012	2011
Equity
Global/international	$243.9	$214.9	$185.8	13%	16%
United States	97.2	82.2	68.4	18%	20%
Total equity	341.1	297.1	254.2	15%	17%
Hybrid	137.5	110.1	101.3	25%	9%
Fixed-Income
Tax-free	72.4	83.2	72.0	(13)%	16%
Taxable
Global/international	228.8	196.4	178.8	16%	10%
United States	58.3	56.7	46.9	3%	21%
Total fixed-income	359.5	336.3	297.7	7%	13%
Cash Management	6.6	6.4	6.7	3%	(4)%
Total	$844.7	$749.9	$659.9	13%	14%
Average for the Year	$808.2	$705.7	$694.4	15%	2%

AUM at September 30, 2013 increased 13% from September 30, 2012, primarily due to $66.1 billion of market appreciation and $24.3 billion of net new flows. Strong positive returns in global markets resulted in valuation increases in all long-term investment objectives with the exception of tax-free fixed-income, which was negatively impacted by investor concerns regarding the economic outlook for certain municipalities. The net new flows were primarily driven by inflows in global/international fixed-income products. Average AUM benefited from the same factors, increasing 15% during fiscal year 2013.
AUM increased 14% during fiscal year 2012, almost entirely due to $96.4 billion in market appreciation as strong positive returns in global markets resulted in valuation increases in all investment objectives. Average AUM increased 2% during the same period as the financial markets were volatile throughout fiscal year 2012 amid investor concerns related to the European sovereign debt crisis and the global economy.
Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(dollar amounts in billions)	Average AUM			2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,	2013	2012	2011
Equity
Global/international	$228.1	$204.3	$217.7	12%	(6)%
United States	87.8	78.7	78.0	12%	1%
Total equity	315.9	283.0	295.7	12%	(4)%
Hybrid	126.2	101.9	110.5	24%	(8)%
Fixed-Income
Tax-free	81.7	77.5	71.3	5%	9%
Taxable
Global/international	220.5	185.4	163.2	19%	14%
United States	57.9	51.6	46.9	12%	10%
Total fixed-income	360.1	314.5	281.4	14%	12%
Cash Management	6.0	6.3	6.8	(5)%	(7)%
Total	$808.2	$705.7	$694.4	15%	2%

	Mix of Average AUM
for the fiscal years ended September 30,	2013	2012	2011
Equity
Global/international	28%	29%	32%
United States	11%	11%	11%
Total equity	39%	40%	43%
Hybrid	16%	14%	16%
Fixed-Income
Tax-free	10%	11%	10%
Taxable
Global/international	27%	26%	23%
United States	7%	8%	7%
Total fixed-income	44%	45%	40%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM were as follows:

(dollar amounts in billions)				2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,	2013	2012	2011
Beginning AUM	$749.9	$659.9	$644.9	14%	2%
Long-term sales	215.6	170.8	220.8	26%	(23)%
Long-term redemptions	(190.0)	(172.7)	(184.8)	10%	(7)%
Net cash management	(1.3)	(0.4)	0.4	225%	NM
Net new flows	24.3	(2.3)	36.4	NM	NM
Reinvested distributions	21.3	18.4	16.3	16%	13%
Net flows	45.6	16.1	52.7	183%	(69)%
Distributions	(26.2)	(22.5)	(19.7)	16%	14%
Acquisitions	9.3	—	12.5	NM	(100)%
Appreciation (depreciation) and other[1]	66.1	96.4	(30.5)	(31)%	NM
Ending AUM	$844.7	$749.9	$659.9	13%	14%
 __________________

[1]	Includes impact of foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2013	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	45.5	17.4	26.4	12.4	95.6	18.3	—	215.6
Long-term redemptions	(50.1)	(21.0)	(19.3)	(16.7)	(66.6)	(16.3)	—	(190.0)
Net exchanges	(0.1)	1.1	2.1	(2.8)	(1.2)	(0.6)	1.5	—
Net cash management	—	—	—	—	—	—	(1.3)	(1.3)
Net new flows	(4.7)	(2.5)	9.2	(7.1)	27.8	1.4	0.2	24.3
Reinvested distributions	3.4	2.0	5.1	2.4	6.7	1.7	—	21.3
Net flows	(1.3)	(0.5)	14.3	(4.7)	34.5	3.1	0.2	45.6
Distributions	(3.5)	(2.2)	(6.0)	(3.1)	(9.0)	(2.4)	—	(26.2)
Acquisitions	—	—	9.0	—	0.3	—	—	9.3
Appreciation (depreciation) and other[1]	33.8	17.7	10.1	(3.0)	6.6	0.9	—	66.1
AUM at September 30, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2012	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	40.8	16.1	19.3	13.5	64.0	17.1	—	170.8
Long-term redemptions	(41.7)	(18.7)	(26.5)	(8.9)	(64.2)	(12.7)	—	(172.7)
Net exchanges	(1.5)	0.2	0.5	0.3	(0.9)	1.4	—	—
Net cash management	—	—	—	—	—	—	(0.4)	(0.4)
Net new flows	(2.4)	(2.4)	(6.7)	4.9	(1.1)	5.8	(0.4)	(2.3)
Reinvested distributions	2.2	1.7	4.9	2.3	5.6	1.7	—	18.4
Net flows	(0.2)	(0.7)	(1.8)	7.2	4.5	7.5	(0.4)	16.1
Distributions	(2.4)	(1.8)	(5.7)	(3.0)	(7.5)	(2.1)	—	(22.5)
Appreciation and other[1]	31.7	16.3	16.3	7.0	20.6	4.4	0.1	96.4
AUM at September 30, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
 __________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2011	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2010	$204.2	$69.5	$110.8	$77.7	$130.7	$45.4	$6.6	$644.9
Long-term sales	53.3	19.6	21.4	9.5	102.8	14.2	—	220.8
Long-term redemptions	(61.0)	(19.1)	(29.0)	(14.3)	(48.5)	(12.9)	—	(184.8)
Net exchanges	(0.5)	0.3	0.5	(1.9)	2.4	(0.5)	(0.3)	—
Net cash management	—	—	—	—	—	—	0.4	0.4
Net new flows	(8.2)	0.8	(7.1)	(6.7)	56.7	0.8	0.1	36.4
Reinvested distributions	2.7	1.6	4.2	2.2	4.3	1.3	—	16.3
Net flows	(5.5)	2.4	(2.9)	(4.5)	61.0	2.1	0.1	52.7
Distributions	(3.3)	(1.7)	(5.2)	(3.2)	(4.6)	(1.7)	—	(19.7)
Acquisitions	12.5	—	—	—	—	—	—	12.5
Appreciation (depreciation) and other[1]	(22.1)	(1.8)	(1.4)	2.0	(8.3)	1.1	—	(30.5)
AUM at September 30, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
 __________________
1    Includes impact of foreign exchange revaluation.
AUM increased $94.8 billion or 13% during fiscal year 2013, primarily driven by $66.1 billion of market appreciation and $24.3 billion of net new flows. The market appreciation primarily resulted from equity and hybrid products, consistent with increases in the MSCI World and S&P 500 indexes of 21% and 19%. Long-term sales increased 26% to $215.6 billion from the prior year, primarily due to higher sales of global/international fixed-income and hybrid products. Long-term redemptions increased 10% to $190.0 billion due to higher redemptions in all investment objectives with the exception of hybrid, which had an $11.1 billion redemption from an institutional advisory account in the prior year.
AUM increased $90.0 billion or 14% during fiscal year 2012, almost entirely due to market appreciation of $96.4 billion, partially offset by $2.3 billion in net new outflows. Strong positive returns in global markets, evidenced by increases in the MSCI World, S&P 500 and Barclays Global Aggregate indexes of 22%, 30% and 5%, resulted in market appreciation across all investment objectives. Net new outflows resulted as investor concerns related to the

European sovereign debt crisis and the strength of the global economic recovery led to a 23% decrease in long-term sales, primarily due to reduced demand for global/international fixed-income and equity products. Long-term redemptions decreased 7% as global/international equity and tax-free fixed-income product redemptions declined, but were partially offset by an increase in redemptions in global/international fixed-income products. Redemptions included $11.1 billion from an institutional advisory account in the hybrid objective.
Average AUM by sales region is shown below.

(dollar amounts in billions)		% of Total		% of Total		% of Total
for the fiscal years ended September 30,	2013		2012		2011
United States	$523.8	65%	$461.3	65%	$459.4	66%
International
Europe, the Middle East and Africa	137.4	17%	112.1	16%	109.3	16%
Asia-Pacific	83.5	10%	74.3	10%	66.5	9%
Canada	35.2	4%	32.1	5%	33.8	5%
Latin America[1]	28.3	4%	25.9	4%	25.4	4%
Total international	$284.4	35%	$244.4	35%	$235.0	34%
Total	$808.2	100%	$705.7	100%	$694.4	100%
 __________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The long-term investment performance of our taxable fixed-income products has been strong with AUM outperforming the benchmarks and peer group medians for the three-, five- and ten-year periods ended September 30, 2013. Our global/international fixed-income funds generated notable results with at least 90% of AUM exceeding the benchmarks and at least 97% of AUM exceeding peer group medians for all four periods presented, as did our hybrid products with at least 86% of AUM exceeding the benchmarks and peer group medians for all four periods. In addition, at least 78% of AUM of our tax-free fixed-income products exceeded the peer group medians for the five- and ten-year periods. The performance of our equity products has also been solid with AUM regularly exceeding the benchmarks and peer group medians for all four periods.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2013	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	67%	65%	65%	64%	61%	59%	79%	68%
United States	68%	12%	28%	46%	43%	51%	50%	41%
Total equity	67%	48%	53%	57%	55%	57%	70%	58%
Hybrid	88%	86%	95%	95%	88%	94%	100%	98%
Fixed-Income
Tax-free	7%	40%	31%	34%	16%	42%	78%	99%
Taxable
Global/international	94%	90%	96%	96%	98%	97%	99%	99%
United States	43%	65%	64%	59%	81%	82%	55%	76%
Total fixed-income	68%	75%	77%	75%	77%	83%	87%	95%
AUM measured in the benchmark and peer group rankings represents 89% and 86% of our total AUM as of September 30, 2013. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of September 30, 2013. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 18, 2013 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each revenue category.

(dollar amounts in millions)				2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,	2013	2012	2011
Investment management fees	$5,071.4	$4,458.7	$4,531.4	14%	(2)%
Sales and distribution fees	2,516.0	2,259.3	2,263.5	11%	0%
Shareholder servicing fees	303.7	302.5	300.8	0%	1%
Other, net	93.9	80.5	44.3	17%	82%
Total Operating Revenues	$7,985.0	$7,101.0	$7,140.0	12%	(1)%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our SIPs and the products for which we provide sub-advisory services as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided. Rates for products sold outside of the U.S. are generally higher than for U.S. products because they are structured to compensate for certain distribution costs.

Investment management fees increased $612.7 million in fiscal year 2013, primarily due to a 15% increase in average AUM. Average AUM increased in all sales regions and across all long-term investment objectives, with the exception of tax-free fixed-income.
Investment management fees decreased $72.7 million in fiscal year 2012. The decrease in fees was primarily due to a lower effective fee rate, partially offset by a 2% increase in average AUM which originated from non-U.S. products, primarily in the global/international fixed-income objective.
Our effective investment management fee rate (investment management fees divided by average AUM) was 62.7 basis points for fiscal year 2013, as compared to 63.2 basis points for fiscal year 2012 and 65.3 basis points for fiscal year 2011. The rate decrease in fiscal year 2013 primarily resulted from fee rebates, which were included in distribution expense in prior years. The rate decrease in fiscal year 2012 primarily resulted from lower levels and weighting of global/international equity AUM and lower performance-based fees, partially offset by an increase in the U.S. hybrid rate due to the loss of an $11.1 billion institutional advisory account that had a low fee rate.
Performance-based investment management fees were $20.1 million, $13.6 million, and $63.9 million for fiscal years 2013, 2012 and 2011.
U.S. industry asset-weighted average management fee rates were as follows1:

(in basis points)	Industry Average
for the fiscal years ended September 30,	2013	2012	2011
Equity
Global/international	60	61	63
United States	44	45	47
Hybrid	39	39	40
Fixed-Income
Tax-free	36	37	37
Taxable
Global/international	57	58	56
United States	38	37	38
Cash Management	13	13	16
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. as of September 30, 2013, 2012 and 2011 and include all U.S.-registered open-end funds that reported expense data to Lipper Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

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
Sales and distribution fees by revenue driver are presented below.

(dollar amounts in millions)				2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,	2013	2012	2011
Asset-based fees	$1,693.1	$1,522.8	$1,511.5	11%	1%
Sales-based fees	810.6	725.7	737.0	12%	(2)%
Contingent sales charges	12.3	10.8	15.0	14%	(28)%
Sales and Distribution Fees	$2,516.0	$2,259.3	$2,263.5	11%	0%
Asset-based distribution fees increased $170.3 million in fiscal year 2013 primarily due to a 12% increase in the related average AUM. Asset-based distribution fees increased $11.3 million in fiscal year 2012 primarily due to a 2% increase in the related average AUM and a higher mix of international AUM, partially offset by a higher mix of fixed-income AUM. Equity products typically generate higher distribution fees than fixed-income products, and international products typically generate higher distribution fees than U.S. products. Distribution fees as a percentage of average AUM were 0.21% for fiscal year 2013, and 0.22% for fiscal years 2012 and 2011.
Sales-based fees increased $84.9 million in fiscal year 2013 primarily due to an 18% increase in total commissionable sales, partially offset by a lower mix of U.S. product sales. Sales fees decreased $11.3 million in fiscal year 2012 primarily due to an 8% decrease in total commissionable sales and a higher mix of commissionable fixed-income product sales, substantially offset by a higher mix of U.S. product sales. U.S. products typically generate higher sales fees than international products, and equity products typically generate higher sales fees than fixed-income products. Sales fees as a percentage of commissionable sales were 3.2%, 3.4% and 3.1% for fiscal years 2013, 2012 and 2011. Commissionable sales represented 12%, 13% and 11% of total sales for fiscal years 2013, 2012 and 2011.
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
Shareholder servicing fees increased $1.2 million in fiscal year 2013 primarily due to a $5.5 million increase in fees from a 7% increase in active accounts in the U.S., a $4.4 million increase in fees in Europe primarily due to higher levels of AUM and a $1.3 million increase in other services fees, substantially offset by a $7.6 million decrease in fees from closed accounts in the U.S. that remained billable at a reduced rate and a $2.4 million decrease in fees from a 6% decrease in billable shareholder accounts in Canada.
Shareholder servicing fees increased $1.7 million in fiscal year 2012 primarily due to a $3.5 million increase in other service fees, mainly resulting from higher tax planning and preparation fee rates and levels of trust AUM. Transfer agency service fees decreased $1.8 million primarily due to unfavorable currency impacts from the stronger U.S. dollar in all regions and an 8% decrease in billable shareholder accounts in Canada, partially offset by increases in Europe from a change in fee structures and a 2% increase in billable shareholder accounts.
Other, Net
Other, net revenue primarily consists of interest and dividend income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue increased $13.4 million and $36.2 million in fiscal years 2013 and 2012, primarily due to $17.1 million and $51.4 million increases in income from consolidated SIPs. The fiscal year 2012 increase includes $30.4 million related to limited partnerships and similar structures that were consolidated as of September 30, 2011 or during fiscal year 2012. The increases from consolidated SIPs were partially offset by $3.9 million and $13.1 million decreases in net revenue from banking/finance services resulting from reductions in these services. We no longer offer retail banking or consumer lending services, but continue to provide private banking services to investment management clients.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(dollar amounts in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,
Sales, distribution and marketing	$3,042.1	$2,739.7	$2,712.8	11%	1%
Compensation and benefits	1,384.5	1,255.5	1,231.2	10%	2%
Information systems and technology	191.1	182.9	173.1	4%	6%
Occupancy	134.2	129.9	131.0	3%	(1)%
General, administrative and other	311.8	277.8	232.1	12%	20%
Total Operating Expenses	$5,063.7	$4,585.8	$4,480.2	10%	2%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our SIPs, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on sales, AUM or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to investors. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from distribution fee revenues and contingent sales charges received from investors in the funds upon redemption of their shares.
Sales, distribution and marketing expenses by cost driver are presented below.

(dollar amounts in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
for the fiscal years ended September 30,
Asset-based expenses	$2,148.9	$1,946.9	$1,881.8	10%	3%
Sales-based expenses	755.2	662.9	675.8	14%	(2)%
Amortization of deferred sales commissions	138.0	129.9	155.2	6%	(16)%
Sales, Distribution and Marketing	$3,042.1	$2,739.7	$2,712.8	11%	1%
Asset-based expenses increased $202.0 million in fiscal year 2013 primarily due to distribution expense increases of $102.3 million related to non-U.S. products and $90.8 million related to U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 15% internationally and 9% in the U.S. The non-U.S. product expense increase was partially offset by a $47.4 million decrease related to fee rebates, which were included in distribution expense in prior years. The U.S. product expenses were also impacted by a slightly higher mix of Class C assets, which have higher expense rates than other U.S. product classes.
Asset-based expenses increased $65.1 million in fiscal year 2012 due to a $35.2 million increase in distribution expenses on non-U.S. products primarily resulting from a 3% increase in the related average international AUM, a $25.2 million increase in distribution expenses on U.S. products resulting from a 2% increase in the related average U.S. AUM and a higher mix of Class C assets, and a $4.7 million increase in marketing support expenses resulting from a higher mix of the expenses that are based on AUM.
Asset-based expenses as a percentage of average AUM were 0.27%, 0.28% and 0.27% for fiscal years 2013, 2012 and 2011. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses increased $92.3 million in fiscal year 2013 primarily due to an 18% increase in total commissionable sales, partially offset by a lower mix of U.S. product sales, which typically generate higher sales commissions than non-U.S. products. Sales-based expenses decreased $12.9 million in fiscal year 2012 primarily due to an 8% decrease in total commissionable sales, substantially offset by a higher mix of U.S. product sales. Sales-based marketing support expenses contributed $4.3 million to the decrease due to a lower mix of the expenses that are based on sales. Sales-based expenses as a percentage of sales-based fees were 93%, 91% and 92% for fiscal years 2013, 2012 and 2011.
Amortization of deferred sales commissions increased $8.1 million in fiscal year 2013 primarily due to higher sales of U.S. Class C shares, which are sold without a front-end sales charge to shareholders. Amortization of deferred sales commissions decreased $25.3 million in fiscal year 2012 primarily due to a $17.3 million decrease related to lower sales of U.S. Class A and C shares sold without a front-end sales charge to shareholders, and a $5.7 million decrease related to U.S. Class B shares which were fully amortized in the prior year.
Compensation and Benefits
Compensation and benefit expenses increased $129.0 million in fiscal year 2013 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $79.9 million primarily due to higher bonus expense based on our performance. Salaries, wages and benefits increased $57.8 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2012, partially offset by a $6.8 million decrease in severance benefits related to employee terminations. Compensation and benefit expenses as a percentage of operating revenues were 17%, 18% and 17% for fiscal years 2013, 2012 and 2011. At September 30, 2013, our global workforce had increased to approximately 9,000 employees from approximately 8,600 employees at September 30, 2012.
Compensation and benefit expenses increased $24.3 million in fiscal year 2012 primarily due to an increase in salaries, wages and benefits, partially offset by decreases in commissions and variable compensation. Salaries, wages and benefits increased $38.4 million, primarily due to a $25.1 million increase in salaries and wages resulting from higher staffing levels and annual merit salary adjustments that were effective December 1, 2011 and a $9.5 million increase in severance benefits related to various employee terminations. Commissions decreased $11.5 million, reflecting the 23% decrease in long-term sales. Variable compensation decreased $1.8 million, as an $8.8 million decrease related to private equity performance fees was substantially offset by higher bonus expense based on our performance.
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
Information Systems and Technology
Information systems and technology costs increased $8.2 million and $9.8 million in fiscal years 2013 and 2012 primarily due to higher investments in strategic technology projects for operational purposes.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Net carrying value at beginning of year	$90.3	$67.9	$63.9
Additions, net of disposals	43.2	54.9	40.4
Amortization	(40.0)	(32.5)	(36.4)
Net Carrying Value at End of Year	$93.5	$90.3	$67.9
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy costs include rent and other facilities-related costs including depreciation and utilities.
Occupancy costs increased $4.3 million in fiscal year 2013 primarily due to increases in building maintenance costs and rent expense. Occupancy costs decreased $1.1 million in fiscal year 2012 primarily due to lower building maintenance costs.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, advertising and promotion costs, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $34.0 million in fiscal year 2013 primarily due to the acquisition of K2 and higher levels of general business activity. The K2 acquisition resulted in a $9.5 million increase in amortization of intangible assets and a $7.7 million increase in the contingent consideration liability. Higher business activity levels resulted in increases of $5.1 million in corporate travel expenses, $4.5 million in advertising and promotion expenses and $3.4 million in professional fees.

General, administrative and other operating expenses increased $45.7 million in fiscal year 2012 primarily due to $38.5 million of net insurance recoveries during fiscal year 2011 for losses incurred in previous years, $12.9 million in expenses of limited partnerships and similar structures that were consolidated as of September 30, 2011 or during fiscal year 2012 and an $8.8 million increase in professional fees related to acquisition activities and changes to our banking/finance business. The increases were partially offset by a $13.6 million decrease in consulting fees related to private equity performance fees.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) were as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Investment and other income, net	$152.2	$199.7	$1.8
Interest expense	(46.9)	(36.7)	(37.4)
Other Income (Expenses), Net	$105.3	$163.0	$(35.6)
Other income (expenses) consists of net investment and other income and interest expense, excluding interest income and expense from lending activities. Net investment and other income consists primarily of income (losses) from equity method investees; realized gains (losses) on sale of available-for-sale investment securities; gains (losses) on investments of consolidated SIPs, trading investment securities, and assets and liabilities of consolidated variable interest entities (“VIEs”); dividend and interest income; other-than-temporary impairments and foreign currency exchange gains (losses).
Other income (expenses) decreased $57.7 million in fiscal year 2013 primarily due to market volatility that resulted in net losses and lower net gains on certain investments, foreign currency exchange losses, lower dividend income, and higher interest expense, partially offset by net gains from securities held by consolidated SIPs and higher realized gains on available-for-sale investment securities. Changes in the fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) resulted in $16.0 million of net losses as compared to $25.6 million of net gains in the prior year, and lower market valuations resulted in a $26.0 million decrease in net gains on trading investment securities. Additionally, the U.S. dollar weakened against the Euro, resulting in foreign currency exchange net losses of $30.9 million as compared to $7.1 million of net gains in the prior year. Dividend income decreased $11.7 million primarily due to a higher mix of investments in short duration fixed-income SIPs with lower yields. Interest expense increased $10.2 million primarily due to debt issued in September 2012 and costs related to early redemption of previously issued debt. These changes were partially offset by $42.4 million of net gains from securities held by consolidated SIPs as compared to $15.9 million of net losses in the prior year, and a $9.9 million increase in realized gains on available-for-sale investment securities.
Other income (expenses) increased $198.6 million in fiscal year 2012 primarily due to market valuation gains. Higher market valuations resulted in $25.6 million of net gains from the changes in fair value of the assets and liabilities of consolidated CLOs as compared to $80.0 million of net losses in the prior year. Recovery in the financial markets also resulted in a $69.7 million increase in income from equity method investees, a $36.0 million increase in net gains on trading investment securities, and a $20.2 million decrease in net losses from securities held by consolidated SIPs. These increases were partially offset by a $24.5 million decrease in realized gains on available-for-sale investment securities and a $13.2 million decrease in dividend income.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at September 30, 2013 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$6,323.1	58%	$—	0%	$137.1	6%
Investment Securities
Equity
Global/international	542.0	5%	—	0%	423.2	19%
United States	23.7	0%	—	0%	—	0%
Total equity	565.7	5%	—	0%	423.2	19%
Hybrid	240.2	2%	—	0%	159.9	7%
Fixed-Income
Tax-free	23.1	0%	—	0%	—	0%
Taxable
Global/international	997.0	9%	95.1	8%	620.1	27%
United States	2,197.2	21%	1,101.6	92%	941.1	41%
Total fixed-income	3,217.3	30%	1,196.7	100%	1,561.2	68%
Total Investment Securities	4,023.2	37%	1,196.7	100%	2,144.3	94%
Other Investments	560.3	5%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$10,906.6	100%	$1,196.7	100%	$2,281.4	100%

Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $426.7 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate for fiscal year 2013 was 28.3% as compared to 28.5% in fiscal year 2012 and 30.6% in fiscal year 2011. The decrease in fiscal year 2013 was primarily due to net income attributable to noncontrolling interests as compared to net losses in the prior year, partially offset by the impact of changes in state tax legislation in the prior year. The decrease in fiscal year 2012 was primarily due to changes in state tax legislation and lower net losses attributable to noncontrolling interests, partially offset by earnings in higher tax jurisdictions.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Cash Flow Data
Operating cash flows	$2,035.7	$1,066.2	$1,621.8
Investing cash flows	232.9	873.4	435.9
Financing cash flows	(2,018.1)	(1,084.9)	(968.2)
Net cash provided by operating activities increased in fiscal year 2013 primarily due to a lower net increase in trading securities, higher net income and an increase in income taxes payable as compared to a decrease in the prior year. Net cash provided by investing activities decreased mainly due to lower liquidations of investments, cash recognized due to consolidation of a VIE in the prior year, and lower proceeds from the sale of loans. Net cash used in financing activities increased primarily due to payments on debt as compared to proceeds from issuance of debt in the prior year and higher dividends paid on common stock, partially offset by lower repurchases of common stock.
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
The assets and liabilities of our consolidated VIEs and consolidated SIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to these consolidated entities' assets, other than our direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the entities' liabilities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated SIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2013	2012	2011
Assets
Cash and cash equivalents	$6,186.0	$5,784.3	$5,028.9
Receivables	982.1	823.8	745.9
Investments	2,280.8	2,266.7	1,952.0
Total Liquid Assets	$9,448.9	$8,874.8	$7,726.8
Liabilities
Debt
Commercial paper	$—	$—	$30.0
Federal Home Loan Bank advances	—	69.0	69.0
Senior notes	1,197.7	1,497.1	899.2
Total Debt	$1,197.7	$1,566.1	$998.2

Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents primarily consist of cash on hand, deposits with financial institutions, money market funds, securities of U.S. government-sponsored enterprises and the U.S. Treasury, and time deposits. Liquid investments consist of trading and available-for-sale securities, investments in equity method investees consisting of mutual fund SIPs, direct investments in redeemable consolidated SIPs, and time deposits with maturities greater than three months.
Cash and cash equivalents at September 30, 2013 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 37% and 63% at September 30, 2013, and 46% and 54% at September 30, 2012.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At September 30, 2013, our U.S. and non-U.S. subsidiaries held $1,864.7 million and $2,178.7 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $2,094.3 million and $1,988.8 million held at September 30, 2012. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $551.0 million and $334.6 million at September 30, 2013 and $680.5 million and $322.9 million at September 30, 2012.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2013, $1,197.7 million of the notes were outstanding with a total face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of September 30, 2013, we were in compliance with the covenants of the notes.
At September 30, 2013, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $80.7 million available through the secured Federal Reserve Bank short-term discount window, $14.6 million available in uncommitted short-term bank lines of credit and $26.9 million available in secured FHLB short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, acquire shares of our common stock, invest in our SIPs, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.39 per share ($0.097 per share for each of the first three quarters and $0.10 per share for the fourth quarter) and a special cash dividend of $1.00 per share in fiscal year 2013. We declared regular cash dividends of $0.36 per share ($0.09 per share per quarter) and a special cash dividend of $0.667 per share in fiscal year 2012. All dividend per share amounts have been adjusted retroactively to reflect a three-for-one split of common stock in July 2013. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal years 2013 and 2012, we repurchased 10.5 million and 22.5 million shares of our common stock at a cost of $491.0 million and $797.4 million. At September 30, 2013, approximately 11.3 million shares of our common stock remained available for repurchase under our common stock repurchase program, which is not subject to an expiration date. All share amounts have been adjusted retroactively to reflect the three-for-one split of common stock.
During fiscal years 2013 and 2012, we invested $17.8 million and $365.0 million, net of redemptions, in our SIPs.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table summarizes our contractual obligations, commitments and contingent liabilities.

(in millions)	Payments Due by Period
as of September 30, 2013	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Time deposits[1]	$26.5	$0.7	$11.1	$2.6	$12.1
Debt
Principal	1,197.7	—	249.9	298.7	649.1
Interest	221.0	36.5	65.2	53.3	66.0
Operating leases	190.3	51.1	83.4	36.0	19.8
Purchase obligations[2]	156.8	82.2	58.3	11.1	5.2
Total Contractual Obligations	1,792.3	170.5	467.9	401.7	752.2
Committed capital contributions[3]	43.0	43.0	—	—	—
Contingent consideration liabilities[4]	166.8	3.8	17.1	96.2	49.7
Total Contractual Obligations, Commitments and Contingent Liabilities	$2,002.1	$217.3	$485.0	$497.9	$801.9
 __________________

[1]	Time deposits include scheduled principal and interest payments.

2
Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

[3]
Committed capital contributions relate to discretionary commitments to invest in SIPs and other investment products. Generally, the timing of the funding of these commitments is unknown as they are callable on demand at any time prior to the expiration of the commitment periods.

[4]	Contingent consideration liabilities primarily relate to the Company's commitment to acquire the remaining interests in K2 Advisors Holdings, LLC.
The debt holders of consolidated VIEs and consolidated SIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities' liabilities and have not included them in the table above. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products, in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
At September 30, 2013, our consolidated balance sheet includes liabilities for unrecognized tax benefits of $109.5 million and related accrued interest of $15.6 million (see Note 14 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are insignificant. However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2013 cannot be made. Consequently, unrecognized tax benefits have not been included in the table above.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2013 and 2012, we held cash of $236.4 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position. For additional information about our accounting policies, see Note 1 - Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in an entity or are the primary beneficiary of a VIE. We also consolidate non-VIE limited partnerships and similar structures that we control.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The assessment of whether an entity is a VIE or voting interest entity (“VOE”) involves judgment and analysis on a structure by structure basis. When performing the assessment we consider factors such as the entity's legal organization and capital structure, the rights of the equity investment holders and our contractual involvement with and ownership interest in the entity. Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities.
A limited partnership or similar structure entity for which we are the general partner or managing member, our aggregate investment is not substantive and the limited partners or other investors do not have the substantive ability to remove us as the general partner or managing member or otherwise participate in the decision making of the entity is a VIE. Otherwise the entity is a VOE and we are presumed to control the entity unless the limited partners or other investors have the substantive ability to remove us as the general partner or managing member or otherwise participate in the decision-making of the entity.
We use two models for determining whether we are the primary beneficiary of VIEs. For all VIEs with the exception of CLOs, we are the primary beneficiary if we have the majority of the risks or rewards of ownership, which we determine using expected cash flows scenarios. For CLOs, we are the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
Under both models, the key estimates and assumptions used in the analyses include the amount of AUM, investment management fee rates, the life of the investment product, prepayment rates, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs' economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2013, we were the primary beneficiary of three CLOs and three other SIP VIEs.

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

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with our global pricing policy which defines valuation and pricing conventions for each security type. When available, we measure fair value based on the reported net asset value (“NAV”) of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If these inputs are not available, we primarily employ a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, we utilize an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. We review and approve the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.
We record a substantial amount of our investments at fair value or amounts that approximate fair value. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
As of September 30, 2013, Level 3 assets represented 18% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities, comprised of debt of consolidated VIEs and contingent consideration liabilities, represented 14% of total liabilities measured at fair value at September 30, 2013. During fiscal year 2013, we reclassified a $205.4 million investment of a consolidated SIP from Level 3 to Level 2, and there were insignificant transfers into and out of Level 3.
Following are descriptions of the significant assets and liabilities measured at fair value, including the fair value methodologies used and hierarchy levels.
Investment Securities, Trading consist primarily of non-consolidated SIPs and to a lesser extent, debt securities. The fair value of the SIPs is determined based on their published NAV and they are classified primarily as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes, and they are classified Level 2.

Investment Securities, Available-for-Sale consist primarily of non-consolidated SIPs, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities, mortgage-backed securities, and other equity securities. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are classified as Level 2. The fair value of other equity securities, which consist primarily of non-sponsored investment products, is determined based on their published NAV, and they are classified as Level 1.
Investment securities, available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. We consider many factors, including the severity and duration of the decline in fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer.
Investments of Consolidated SIPs consist of trading securities and other investments that are not generally traded in active markets. The fair value of the trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are classified as Level 1 or Level 2. The quoted market prices may be adjusted if events occur, such as significant price changes in U.S.-traded market proxies after the close of corresponding foreign markets, trade halts or suspensions, or unscheduled market closures. The market proxies consist of correlated country-specific exchange-traded securities such as futures, American Depositary Receipts indices or exchange-traded funds. The price adjustments are primarily determined based on third-party factors derived from model-based valuation techniques for which the significant assumptions are observable in the market.
The investments that are not generally traded in active markets primarily consist of debt and equity securities of entities in emerging markets and fund products. The fair values of the debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach and they are classified as Level 3. The fair value of the fund products is determined using NAV as a practical expedient. These investments are classified as Level 2 if they are redeemable without restriction on at least a quarterly basis, or Level 3 if they have a redemption frequency greater than quarterly, are subject to redemption restrictions, or are nonredeemable.
Investments and Debt of Consolidated VIEs consist of corporate debt securities held by and debt issued by CLOs.  We elected the fair value option for all assets and liabilities of our consolidated CLOs. The fair values of the corporate debt securities and debt are primarily obtained from independent third-party broker or dealer price quotes and are classified as Level 2. The CLOs also have debt that is classified as Level 3 because the price quotes are derived from significant unobservable inputs.
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
Goodwill and indefinite-lived intangible assets are tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit or indefinite-lived intangible asset below its carrying value. We have one reporting unit, investment management and related services, consistent with our single operating segment, to which all goodwill has been assigned.
We may first assess goodwill and indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The qualitative analysis considers entity-specific and macroeconomic factors and their potential impact on the key assumptions used in the determination of the fair value of the reporting unit or indefinite-lived intangible asset. A quantitative impairment test is performed if the results of the qualitative assessment indicate that it is more likely than not that the fair value of the related reporting unit is less than its carrying value or an indefinite-lived intangible asset is impaired, or if a qualitative assessment is not performed.
The quantitative goodwill impairment test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying value of the goodwill. Prior
The quantitative indefinite-lived intangible assets impairment test compares the fair value of the asset to its carrying value. If the carrying value is higher than the fair value, impairment is recognized in the amount of the difference in values.
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
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2013. We elected to perform a qualitative assessment of the valuation of goodwill and concluded it is more likely than not that the fair value of our reporting unit exceeds its carrying value. We performed a quantitative test for indefinite-lived intangible assets and did not recognize any impairment because our estimate of the fair value of the assets exceeded the carrying value. The fair value for over 90% of the indefinite-lived intangible assets exceeded their carrying value by more than 100%.
The assumptions used in our impairment test for indefinite-lived intangible assets were developed taking into account the ongoing volatility in the capital and credit markets. As a result, the growth rate assumptions used as of August 1, 2013 were lower than the historical compounded growth rates. We estimated the discounted future cash flows for over 86% of our indefinite-lived intangible assets using a 6.0% compounded annual AUM growth rate, and a discount rate of 12.4%.
We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2013. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2013, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
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

As of September 30, 2013, the undiscounted future cash flow projections for 91% of our definite-lived intangible assets exceeded their carrying values by at least 40%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 25%. The assumptions used in the impairment tests for definite-lived intangible assets were developed taking into consideration current market conditions. As of September 30, 2013, a decline in these assets' related AUM of 28% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets during fiscal year 2013.
Revenues
Investment management, shareholder servicing and distribution fees are recognized as earned over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. Sales commissions related to the sale of shares of SIPs are recognized on trade date. Investment management fees, other than performance fees, are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. Shareholder servicing fees are generally calculated based on the number and type of accounts serviced while distribution fees are generally based on a percentage of AUM.
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
Pricing of the securities held by SIPs is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2013, our total AUM by fair value hierarchy level was 49% Level 1, 50% Level 2 and 1% Level 3.
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
As a multi-national corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $6.4 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2013. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2013 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31		March 31	June 30	September 30
Fiscal year 2013
Operating revenues	$1,901.8		$2,013.6	$2,084.8	$1,984.8
Operating income	685.1		729.4	771.7	735.1
Net income attributable to Franklin Resources, Inc.	516.1		572.8	552.3	509.0
Earnings per share
Basic	$0.81		$0.90	$0.87	$0.80
Diluted	0.81		0.90	0.86	0.80
Dividends per share	$1.097	[1]	$0.097	$0.097	$0.100
Common stock price per share
High	$44.64		$50.35	$56.54	$54.36
Low	41.34		42.67	44.22	45.06
AUM (in billions)
Ending	$781.8		$823.7	$815.0	$844.7
Average	763.6		807.3	833.2	827.8

Fiscal year 2012
Operating revenues	$1,701.9		$1,799.3	$1,783.6	$1,816.2
Operating income	632.4		617.1	643.0	622.7
Net income attributable to Franklin Resources, Inc.	480.8		503.2	455.3	492.1
Earnings per share
Basic	$0.74		$0.78	$0.71	$0.77
Diluted	0.73		0.77	0.71	0.77
Dividends per share	$0.757	[1]	$0.090	$0.090	$0.090
Common stock price per share
High	$37.46		$42.16	$42.61	$42.73
Low	29.24		31.46	33.64	35.33
AUM (in billions)
Ending	$670.3		$725.7	$707.1	$749.9
Average	675.0		706.9	710.7	726.7
 __________

[1]	Includes a special cash dividend of $1.00 and $0.667 per share for fiscal years 2013 and 2012.
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
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable, deposits and debt obligations. At September 30, 2013, we had exposure from $1,656.1 million of investments in debt securities and SIPs that invest in debt securities, $229.7 million of net loans receivable and $478.5 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We minimize the impact of changes in interest rates related to our debt obligations by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. At September 30, 2013, all of our outstanding debt was issued at fixed rates. In addition, we monitor the interest rates and average maturities of our loan and deposit portfolios.
As of September 30, 2013, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loans receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for 9% of the total cash and cash equivalents and investments at September 30, 2013. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 9% of the total cash and cash equivalents and investments at September 30, 2013. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2013. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $166.5 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,196.7	$1,316.4	$1,077.0
Investment securities, available-for-sale	682.2	750.4	614.0
Direct investments in consolidated VIEs and consolidated SIPs	468.0	514.8	421.2
Total	$2,346.9	$2,581.6	$2,112.2

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2013, 2012 and 2011.

CONTENTS	Page
Management’s Report on Internal Control Over Financial Reporting	63
Report of Independent Registered Public Accounting Firm	64
Consolidated Financial Statements of Franklin Resources, Inc. and its consolidated subsidiaries:
Consolidated Statements of Income for the fiscal years ended September 30, 2013, 2012 and 2011	65
Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2013, 2012 and 2011	66
Consolidated Balance Sheets as of September 30, 2013 and 2012	67
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests as of and for the fiscal years ended September 30, 2013, 2012 and 2011	69
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2013, 2012 and 2011	71
Notes to Consolidated Financial Statements	73
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on that assessment, management concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and redeemable noncontrolling interests and of cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 12, 2013

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2013	2012	2011
Operating Revenues
Investment management fees	$5,071.4	$4,458.7	$4,531.4
Sales and distribution fees	2,516.0	2,259.3	2,263.5
Shareholder servicing fees	303.7	302.5	300.8
Other, net	93.9	80.5	44.3
Total operating revenues	7,985.0	7,101.0	7,140.0
Operating Expenses
Sales, distribution and marketing	3,042.1	2,739.7	2,712.8
Compensation and benefits	1,384.5	1,255.5	1,231.2
Information systems and technology	191.1	182.9	173.1
Occupancy	134.2	129.9	131.0
General, administrative and other	311.8	277.8	232.1
Total operating expenses	5,063.7	4,585.8	4,480.2
Operating Income	2,921.3	2,515.2	2,659.8
Other Income (Expenses)
Investment and other income, net	152.2	199.7	1.8
Interest expense	(46.9)	(36.7)	(37.4)
Other income (expenses), net	105.3	163.0	(35.6)
Income before taxes	3,026.6	2,678.2	2,624.2
Taxes on income	855.9	762.7	803.4
Net income	2,170.7	1,915.5	1,820.8
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	16.9	(20.9)	(101.6)
Redeemable noncontrolling interests	3.6	5.0	(1.2)
Net Income Attributable to Franklin Resources, Inc.	$2,150.2	$1,931.4	$1,923.6
Earnings per Share
Basic	$3.37	$2.99	$2.89
Diluted	3.37	2.98	2.87
Dividends per Share	$1.39	$1.03	$0.33

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Net Income	$2,170.7	$1,915.5	$1,820.8
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	(8.1)	22.2	(78.6)
Currency translation adjustments, net of tax	(49.5)	0.3	(53.7)
Net unrealized gains (losses) on defined benefit plans, net of tax	1.7	(0.9)	(0.3)
Total comprehensive income	2,114.8	1,937.1	1,688.2
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	16.9	(20.9)	(101.6)
Redeemable noncontrolling interests	3.6	5.0	(1.2)
Comprehensive Income Attributable to Franklin Resources, Inc.	$2,094.3	$1,953.0	$1,791.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in millions)
as of September 30,	2013	2012
Assets
Cash and cash equivalents	$6,186.0	$5,784.3
Receivables	1,038.9	850.2
Investments (including $1,892.7 and $2,012.7 at fair value at September 30, 2013 and 2012)	2,439.2	2,583.8
Loans receivable, net	229.7	254.4
Assets of consolidated sponsored investment products
Cash and cash equivalents	93.1	42.8
Investments, at fair value	1,203.2	1,046.6
Assets of consolidated variable interest entities
Cash and cash equivalents	44.0	224.3
Investments, at fair value	941.1	984.1
Deferred taxes	112.4	94.9
Property and equipment, net	564.1	582.7
Goodwill and other intangible assets, net	2,359.2	2,141.9
Other	179.4	161.5
Total Assets	$15,390.3	$14,751.5
Liabilities
Compensation and benefits	$444.5	$400.5
Accounts payable and accrued expenses	262.8	241.6
Commissions	437.7	383.9
Deposits	586.8	671.7
Debt	1,197.7	1,566.1
Debt of consolidated sponsored investment products	108.9	110.2
Liabilities of consolidated variable interest entities
Debt, at fair value	988.5	1,100.9
Other, at fair value	10.9	61.9
Deferred taxes	272.5	276.3
Other	272.7	151.2
Total liabilities	4,583.0	4,964.3
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	121.8	26.7
[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
[Table continued from previous page]

(dollars in millions, except per share data)
as of September 30,	2013	2012
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 630,917,532 and 636,626,871 shares issued and outstanding at September 30, 2013 and 2012	63.1	63.7
Retained earnings	9,991.2	9,041.9
Appropriated retained earnings of consolidated variable interest entities	12.7	33.7
Accumulated other comprehensive income	6.1	62.0
Total Franklin Resources, Inc. stockholders’ equity	10,073.1	9,201.3
Nonredeemable noncontrolling interests	612.4	559.2
Total stockholders’ equity	10,685.5	9,760.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,390.3	$14,751.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2013, 2012 and 2011	Shares	Amount
Balance at October 1, 2010	672.0	$67.2	$—	$7,486.1	$—	$173.7	$7,727.0	$3.4	$7,730.4	$19.5
Adjustment for adoption of new consolidation guidance				1.5	105.8	(0.7)	106.6		106.6
Net income (loss)				1,923.6			1,923.6	(101.6)	1,822.0	(1.2)
Net loss reclassified to appropriated retained earnings					(86.8)		(86.8)	86.8
Other comprehensive loss						(132.6)	(132.6)		(132.6)
Cash dividends on common stock				(221.5)			(221.5)		(221.5)
Repurchase of common stock	(24.7)	(2.5)	(165.5)	(786.2)			(954.2)		(954.2)
Issuance of common stock	5.8	0.6	139.4				140.0		140.0
Excess tax benefit from stock-based compensation			16.3				16.3		16.3
Stock-based compensation			9.8				9.8		9.8
Noncontrolling interests
Net subscriptions								110.7	110.7	135.8
Net consolidation (deconsolidation) of sponsored investment products								479.1	479.1	(135.5)
Purchase of noncontrolling equity interest				(3.5)			(3.5)	0.8	(2.7)
Balance at September 30, 2011	653.1	$65.3	$—	$8,400.0	$19.0	$40.4	$8,524.7	$579.2	$9,103.9	$18.6
Net income (loss)				1,931.4			1,931.4	(20.9)	1,910.5	5.0
Net income reclassified to appropriated retained earnings					20.0		20.0	(20.0)
Other comprehensive income						21.6	21.6		21.6
Cash dividends on common stock				(666.7)			(666.7)		(666.7)
Repurchase of common stock	(22.5)	(2.2)	(172.4)	(622.8)			(797.4)		(797.4)
Issuance of common stock	6.0	0.6	138.6				139.2		139.2
Excess tax benefit from stock-based compensation			22.0				22.0		22.0
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Non- controlling Interests
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2013, 2012 and 2011	Shares	Amount
Stock-based compensation			11.8				11.8		11.8
Noncontrolling interests
Net subscriptions								138.3	138.3	73.8
Net deconsolidation of sponsored investment products								(117.4)	(117.4)	(70.7)
Consolidation of variable interest entity					(5.3)		(5.3)		(5.3)
Balance at September 30, 2012	636.6	$63.7	$—	$9,041.9	$33.7	$62.0	$9,201.3	$559.2	$9,760.5	$26.7
Net income				2,150.2			2,150.2	16.9	2,167.1	3.6
Net loss reclassified to appropriated retained earnings					(20.1)		(20.1)	20.1
Other comprehensive loss						(55.9)	(55.9)		(55.9)
Cash dividends on common stock				(888.7)			(888.7)		(888.7)
Repurchase of common stock	(10.5)	(1.1)	(177.7)	(312.2)			(491.0)		(491.0)
Issuance of common stock	4.8	0.5	147.0				147.5		147.5
Excess tax benefit from stock-based compensation			24.4				24.4		24.4
Stock-based compensation			6.3				6.3		6.3
Noncontrolling interests
Net subscriptions								63.7	63.7	60.2
Net consolidation (deconsolidation) of sponsored investment products								4.1	4.1	(58.5)
Acquisition								5.4	5.4	32.8
Deconsolidation of variable interest entity					(0.9)		(0.9)		(0.9)
Reclassification								(57.0)	(57.0)	57.0
Balance at September 30, 2013	630.9	$63.1	$—	$9,991.2	$12.7	$6.1	$10,073.1	$612.4	$10,685.5	$121.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Net Income	$2,170.7	$1,915.5	$1,820.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	138.0	129.9	155.2
Depreciation and other amortization	93.5	82.1	88.4
Stock-based compensation	113.4	101.3	88.7
Excess tax benefit from stock-based compensation	(20.3)	(19.7)	(14.7)
Gains on sale of assets	(51.2)	(34.6)	(67.8)
Losses (income) from investments in equity method investees	(74.0)	(68.6)	1.1
Net (gains) losses on other investments of consolidated sponsored investment products	(29.4)	16.5	—
Net (gains) losses of consolidated variable interest entities	17.1	(23.9)	86.8
Other	4.1	31.9	14.9
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(268.1)	(222.8)	(230.3)
Increase in trading securities, net	(65.6)	(577.8)	(257.7)
Increase in trading securities of consolidated sponsored investment products, net	(145.9)	(203.0)	(260.7)
Increase (decrease) in accrued compensation and benefits	45.9	(2.6)	72.9
Increase in commissions payable	53.8	14.4	65.5
Increase (decrease) in income taxes payable	50.1	(74.9)	32.5
Increase in other liabilities	3.6	2.5	26.2
Net cash provided by operating activities	2,035.7	1,066.2	1,621.8
Purchase of investments	(315.6)	(247.2)	(499.5)
Liquidation of investments	588.8	831.9	690.7
Purchase of investments by consolidated sponsored investment products	(248.4)	(188.5)	—
Liquidation of investments by consolidated sponsored investment products	231.4	55.9	—
Purchase of investments by consolidated variable interest entities	(685.9)	(417.5)	(1,058.2)
Liquidation of investments by consolidated variable interest entities	706.3	520.1	1,295.6
Decrease (increase) in loans receivable, net	(16.8)	26.0	(30.0)
Proceeds from sale of loans	41.1	141.8	—
Decrease in loans receivable held by consolidated variable interest entities, net	—	59.7	157.1
Additions of property and equipment, net	(62.2)	(78.4)	(131.7)
Acquisitions of subsidiaries, net of cash acquired	0.8	—	(111.1)
Cash and cash equivalents recognized due to consolidation of variable interest entity	—	169.6	—
[Table continued on next page]
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Cash and cash equivalents recognized due to adoption of new consolidation guidance	$—	$—	$45.8
Change in cash and cash equivalents due to net consolidation (deconsolidation) of sponsored investment products	(6.6)	—	77.2
Net cash provided by investing activities	232.9	873.4	435.9
Increase (decrease) in deposits	(84.9)	(218.5)	234.5
Issuance of common stock	41.3	49.1	49.6
Dividends paid on common stock	(882.7)	(663.0)	(216.3)
Repurchase of common stock	(491.0)	(797.4)	(954.2)
Excess tax benefit from stock-based compensation	20.3	19.7	14.7
Decrease in commercial paper, net	—	(30.0)	(0.1)
Proceeds from issuance of debt	—	592.3	20.0
Payments on debt	(545.4)	—	(2.2)
Proceeds from issuance of debt by consolidated sponsored investment products	617.8	122.6	—
Payments on debt by consolidated sponsored investment products	(620.6)	(144.7)	—
Payments on debt by consolidated variable interest entities	(195.7)	(227.1)	(358.0)
Payments on contingent consideration liability	(1.1)	—	—
Noncontrolling interests	123.9	212.1	243.8
Net cash used in financing activities	(2,018.1)	(1,084.9)	(968.2)
Effect of exchange rate changes on cash and cash equivalents	21.2	(1.9)	(14.6)
Increase in cash and cash equivalents	271.7	852.8	1,074.9
Cash and cash equivalents, beginning of year	6,051.4	5,198.6	4,123.7
Cash and Cash Equivalents, End of Year	$6,323.1	$6,051.4	$5,198.6

Supplemental Disclosure of Non-Cash Activities
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment products	$(11.0)	$(188.1)	$343.6
Increase in assets (liabilities), net related to consolidation of variable interest entities	—	(174.9)	60.8
Increase in noncontrolling interests due to acquisition	38.2	—	—
Contingent consideration liabilities recognized due to acquisitions	93.6	—	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$825.9	$819.8	$761.9
Cash paid for interest	47.9	42.8	41.1
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	54.1	50.5	50.9

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
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2013 (“fiscal year 2013”).
In July 2013, a three-for-one split of the Company's common stock was distributed to common stockholders in the form of a stock dividend. The par value of the Company's common stock was maintained at $0.10 per share. The consolidated financial statements and notes thereto, including all share and per share data, have been adjusted retroactively to reflect the stock split.
Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries and SIPs in which it has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). The Company also consolidates non-VIE limited partnerships and similar structures that it controls. All material intercompany accounts and transactions have been eliminated.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The Company's VIEs are all investment entities, and its variable interests consist of its equity ownership interest in and/or investment management fees earned from these entities.
The Company uses two models for determining whether it is the primary beneficiary of VIEs. For all VIEs with the exception of collateralized loan obligations (“CLOs”), the Company is the primary beneficiary if it has the majority of the risks or rewards of ownership, which it determines using expected cash flow scenarios. For CLOs, the Company is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Under both models, the key estimates and assumptions used in the analyses include the amount of assets under management (“AUM”), investment management fee rates, the life of the investment product, prepayment rates, and the discount rate.
The Company is presumed to control non-VIE limited partnerships and similar structures for which it is the general partner or managing member unless the limited partners or other investors have the substantive ability to remove the Company as general partner or managing member or otherwise participate in the decision-making of the entity. The Company's risk of loss in these entities is limited to its investments in the entities as the general partner and managing member entities are structured as limited liability companies.
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

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with the Company's global pricing policy which defines valuation and pricing conventions for each security type. When available, fair value is measured based on the reported net asset value (“NAV”) of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If these inputs are not available, the Company primarily employs a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. The Company reviews and approves the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.
The Company records a substantial amount of its investments at fair value or amounts that approximate fair value on a recurring basis. Certain assets may also be measured at fair value on a nonrecurring basis, generally resulting from the application of lower of cost or fair value accounting or write-downs of individual assets. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
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
Cash and Cash Equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, time deposits, securities of U.S. government-sponsored enterprises and the U.S. Treasury, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. The money market funds are non-consolidated SIPs. Cash and cash equivalents are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value and, for disclosure purposes, they are classified as Level 1.
Receivables consist primarily of fees receivable from SIPs and are carried at invoiced amounts. Due to the short-term nature and liquidity of the receivables, the carrying values of these assets approximate fair value.
Investments consist of investment securities, trading and available-for-sale, investments in equity method investees and other investments.
Investment Securities, Trading consist primarily of non-consolidated SIPs and to a lesser extent, debt securities, and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes, and they are classified as Level 2.
Investment Securities, Available-for-Sale consist primarily of non-consolidated SIPs, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities, mortgage-backed securities, and other equity securities. The securities are carried at fair value. Realized gains and losses are included in investment income using the average cost method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes and they are classified as Level 2.
The fair value of other equity securities, which consist primarily of non-sponsored investment products, is determined based on their published NAV, and they are classified as Level 1.
Investments in Equity Method Investees consist of equity investments in entities, including SIPs, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when the Company's ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies for which the Company is not deemed to have control are accounted for using the equity method of accounting when the Company's investment is more than minor. Under the equity method of accounting, the investments are initially carried at cost and subsequently adjusted by the Company's proportionate share of the entities' net income, which is recognized in earnings.
Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and are not marketable, time deposits and life settlement contracts. The equity investments are accounted for under the cost method. For disclosure purposes, the fair value of these investments is generally estimated based on their NAV and they are classified as Level 3. Time deposits that have maturities greater than three months but less than one year from the date of purchase are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of the time deposits approximate fair value, and they are classified as Level 2. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs, and are classified as Level 3.
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
Loans Receivable, net consist primarily of private banking loans to investment management clients. Interest on the loans is accrued using the effective interest method. The majority of the loans carry variable interest rates, which are adjusted periodically. Loans receivable are carried at cost, net of an allowance for loan losses. For disclosure purposes, the fair value of loans receivable is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions, and they are classified as Level 3. For certain loans with frequent repricing based on observable inputs and no significant credit concerns, estimated fair values are generally based on the carrying value and they are classified as Level 2.
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
Cash and Cash Equivalents of Consolidated SIPs consist of cash on hand and deposits with financial institutions and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value and, for disclosure purposes, they are classified as Level 1.
Investments of Consolidated SIPs consist of trading securities and other investments that are not generally traded in active markets, and are carried at fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of the trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. These securities are classified as Level 1 or Level 2. The quoted market prices may be adjusted if events occur, such as significant price changes in U.S.-traded market proxies after the close of corresponding foreign markets, trade halts or suspensions, or unscheduled market closures. The market proxies consist of correlated country-specific exchange-traded securities, such as futures, American Depositary Receipts indices or exchange-traded funds. The price adjustments are primarily determined based on third-party factors derived from model-based valuation techniques for which the significant assumptions are observable in the market.
The investments that are not generally traded in active markets consist of debt and equity securities of entities in emerging markets and fund products. The fair values of the debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach and they are classified as Level 3. The fair value of the fund products is determined using NAV as a practical expedient. These investments are classified as Level 2 if they are redeemable without restriction on at least a quarterly basis, or Level 3 if they have a redemption frequency greater than quarterly, are subject to redemption restrictions, or are nonredeemable.
Cash and Cash Equivalents of Consolidated VIEs consist of investments in a money market fund and are carried at fair value. The fair value of the fund is based on its published NAV and it is classified as Level 1.
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
Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized over the estimated useful lives of the software, which range from three to five years, beginning when the software project is complete and the application is put into production.
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
Goodwill and indefinite-lived intangible assets are tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit or indefinite-lived intangible asset below its carrying value. The Company has one reporting unit, investment management and related services, consistent with its single operating segment, to which all goodwill has been assigned.
Goodwill and indefinite-lived intangible assets may first be assessed for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The qualitative analysis considers entity-specific and macroeconomic factors and their potential impact on the key assumptions used in the determination of the fair value of the reporting unit or indefinite-lived intangible asset. A quantitative impairment test is performed if the results of the qualitative assessment indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value or an indefinite-lived intangible asset is impaired, or if a qualitative assessment is not performed.
The quantitative goodwill impairment test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of any impairment. In the second step, impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying value of the goodwill.
The quantitative indefinite-lived intangible assets impairment test compares the fair value of the asset to its carrying value. If the carrying value is higher than the fair value, impairment is recognized in the amount of the difference in values.
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
Contingent Consideration Liabilities primarily consist of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC (“K2”). The liabilities are carried at fair value, determined using an income-based method which considers the net present value of anticipated future cash flows, and are classified as Level 3.
Debt consists of senior notes. Prior to September 30, 2013, debt also included Federal Home Loan Bank ("FHLB") advances.
Senior Notes are carried at amortized cost. For disclosure purposes, the fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates. The notes are classified as Level 2.
FHLB Advances were carried at the aggregate amount of outstanding advances. For disclosure purposes, the fair value was estimated using discounted cash flow models using rates available to the Company for FHLB advances with similar terms and remaining maturities and they were classified as Level 2.
Debt of Consolidated SIPs is carried at amortized cost. For disclosure purposes, the fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions. The debt is classified as Level 3.
Debt of Consolidated VIEs consists of debt of CLOs, and is carried at fair value, which is obtained from independent third-party broker or dealer price quotes. The debt is classified as Level 2 unless the price quotes are derived from significant unobservable inputs, in which case it is classified as Level 3.
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
Revenues. Fees from providing investment management and fund administration services (“investment management fees”), distribution fees and shareholder servicing fees are recognized as earned, over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. Sales commissions related to the sale of shares of SIPs are recognized on trade date. Investment management fees, other than performance-based fees, are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. Shareholder servicing fees are generally calculated based on the number and type of accounts serviced while distribution fees are generally based on a percentage of AUM.

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
Sales commissions and distribution fees are recorded gross of sales and distribution expenses paid to financial advisers and other intermediaries as the Company acts as the principal in its role as primary obligor to the sales and distribution agreements.
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
Business Combinations are accounted for using the acquisition method of accounting. Application of this method requires identification of the acquirer, determination of the acquisition date and measurement of the purchase consideration at fair value. Any excess of the purchase consideration over the acquisition-date fair values of the net identifiable assets acquired and liabilities assumed is recognized as goodwill.

Note 2 – New Accounting Guidance
Accounting Guidance Adopted During Fiscal Year 2013
On October 1, 2012, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires the components of net income and other comprehensive income to be presented in one continuous statement or in two separate but consecutive statements. The Company elected to present the components of comprehensive income in two separate but consecutive statements. See the consolidated statements of comprehensive income in the consolidated financial statements.
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
Note 3 – Acquisition
On November 1, 2012, the Company acquired approximately 69% of the equity of K2, a fund of hedge funds solutions provider. The acquisition was transacted through a $182.9 million cash investment in K2. The Company also agreed to acquire K2’s remaining equity interests over a multi-year period beginning in fiscal year 2017, resulting in the conversion of this equity to a liability. The amount of the liability is contingent on K2’s future revenue and profits and had an estimated fair value of $90.6 million on November 1, 2012. As a result of the conversion, the Company owns 100% of K2’s outstanding equity for U.S. GAAP purposes.
The initial and revised estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
As of November 1, 2012
Cash, including cash invested	$191.6	$—	$191.6
Investments of consolidated sponsored investment products	31.1	—	31.1
Indefinite-lived intangible assets	105.2	(105.2)	—
Definite-lived intangible assets	43.8	41.2	85.0
Goodwill	110.1	64.0	174.1
Other assets	28.0	—	28.0
Debt	(176.5)	—	(176.5)
Other liabilities	(21.6)	—	(21.6)
Noncontrolling interests	(38.2)	—	(38.2)
Total Identifiable Net Assets	$273.5	$—	$273.5
The adjustments to the initial estimated fair values are a result of new information obtained about facts that existed as of the acquisition date. The fair values of the intangible assets, which relate to management contracts, and goodwill were retrospectively adjusted as of November 1, 2012. The estimated useful life of certain of the intangible assets was also retrospectively adjusted, resulting in amortization periods for all of the intangible assets that range from six to 15 years.

The debt was retired immediately following the acquisition. At acquisition date, K2 had $8.7 billion in AUM.
The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2013	2012	2011
Net Income Attributable to Franklin Resources, Inc.	$2,150.2	$1,931.4	$1,923.6
Less: Allocation of earnings to participating nonvested stock and stock unit awards	13.9	11.7	8.6
Net Income Available to Common Stockholders	$2,136.3	$1,919.7	$1,915.0

Weighted-average shares outstanding – basic	633.1	641.4	663.1
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1.0	1.9	3.2
Weighted-Average Shares Outstanding – Diluted	634.1	643.3	666.3

Earnings per Share
Basic	$3.37	$2.99	$2.89
Diluted	3.37	2.98	2.87
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were nil for fiscal year 2013, 0.4 million for the fiscal year ended September 30, 2012 (“fiscal year 2012”), and de minimus for the fiscal year ended September 30, 2011 (“fiscal year 2011”).
Note 5 – Cash and Cash Equivalents
The disclosures below include details of the Company’s cash and cash equivalents, excluding those of consolidated VIEs and consolidated SIPs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the cash and cash equivalents of these entities.
Cash and cash equivalents consisted of the following:

(in millions)
as of September 30,	2013	2012
Cash on hand and non-interest-bearing deposits with financial institutions	$139.3	$74.7
Interest-bearing deposits with financial institutions	999.1	826.5
Money market funds	1,787.0	2,233.4
Securities of U.S. government-sponsored enterprises and the U.S. Treasury	2,455.9	1,560.0
Time deposits	737.0	1,019.8
Other	67.7	69.9
Total	$6,186.0	$5,784.3
Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve balances on deposits with the Federal Reserve Bank. The required reserve balances were $6.9 million at September 30, 2013 and $13.3 million at September 30, 2012.

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
Investments consisted of the following:

(in millions)
as of September 30,	2013	2012
Investment securities, trading	$1,196.7	$1,130.6
Investment securities, available-for-sale
SIPs	534.6	587.2
Securities of U.S. states and political subdivisions	23.1	26.8
Securities of the U.S. Treasury and federal agencies	2.3	2.4
Corporate debt securities	—	70.3
Mortgage-backed securities – agency residential[1]	110.9	169.3
Other equity securities	11.3	14.0
Total investment securities, available-for-sale	682.2	870.0
Investments in equity method investees	485.4	489.0
Other investments	74.9	94.2
Total	$2,439.2	$2,583.8
________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At September 30, 2013 and 2012, investment securities with aggregate carrying amounts of $82.5 million and $120.4 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $28.4 million and $45.2 million were pledged as collateral for amounts available in secured FHLB short-term borrowing capacity and outstanding FHLB borrowings, and $7.1 million and $7.3 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 12 – Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of September 30, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$465.4	$71.7	$(2.5)	$534.6
Securities of U.S. states and political subdivisions	22.3	0.8	—	23.1
Securities of the U.S. Treasury and federal agencies	2.3	—	—	2.3
Mortgage-backed securities – agency residential	108.9	2.0	—	110.9
Other equity securities	10.9	0.4	—	11.3
Total	$609.8	$74.9	$(2.5)	$682.2

(in millions)		Gross Unrealized
as of September 30, 2012	Cost Basis	Gains	Losses	Fair Value
SIPs	$516.8	$72.1	$(1.7)	$587.2
Securities of U.S. states and political subdivisions	25.6	1.2	—	26.8
Securities of the U.S. Treasury and federal agencies	2.4	—	—	2.4
Corporate debt securities	70.0	0.3	—	70.3
Mortgage-backed securities – agency residential	164.8	4.5	—	169.3
Other equity securities	13.5	0.6	(0.1)	14.0
Total	$793.1	$78.7	$(1.8)	$870.0

The net unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income were $45.2 million, $49.9 million and $(29.0) million for fiscal years 2013, 2012 and 2011. The tax benefits (expenses) relating to the net unrealized holding gains (losses) included in accumulated other comprehensive income were $(2.0) million, $0.9 million and $8.4 million for fiscal years 2013, 2012 and 2011.
The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2013
SIPs	$50.3	$(2.4)	$1.4	$(0.1)	$51.7	$(2.5)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2012
SIPs	$30.0	$(0.7)	$21.7	$(1.0)	$51.7	$(1.7)
Other equity securities	4.4	(0.1)	—	—	4.4	(0.1)
Total	$34.4	$(0.8)	$21.7	$(1.0)	$56.1	$(1.8)

The Company recognized other-than-temporary impairment of available-for-sale SIPs in the amounts of $1.7 million, $10.1 million and $7.3 million, and other-than-temporary impairment of other investments in the amounts of $0.7 million, nil and $6.3 million during fiscal years 2013, 2012 and 2011. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal years 2013, 2012 and 2011.
At September 30, 2013, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$4.7	$4.8
Due after one year through five years	18.3	19.0
Due after five years through ten years	—	—
Due after ten years	1.6	1.6
Total	$24.6	$25.4
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Investment securities, trading	$1,121.5	$75.2	$—	$1,196.7
Investment securities, available-for-sale
SIPs	534.6	—	—	534.6
Securities of U.S. states and political subdivisions	—	23.1	—	23.1
Securities of the U.S. Treasury and federal agencies	—	2.3	—	2.3
Mortgage-backed securities – agency residential	—	110.9	—	110.9
Other equity securities	11.3	—	—	11.3
Life settlement contracts	—	—	13.8	13.8
Total Assets Measured at Fair Value	$1,667.4	$211.5	$13.8	$1,892.7
Liabilities
Contingent consideration liabilities	$—	$—	$97.7	$97.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Investment securities, trading	$1,058.6	$69.3	$2.7	$1,130.6
Investment securities, available-for-sale
SIPs	587.2	—	—	587.2
Securities of U.S. states and political subdivisions	—	26.8	—	26.8
Securities of the U.S. Treasury and federal agencies	—	2.4	—	2.4
Corporate debt securities	—	70.3	—	70.3
Mortgage-backed securities – agency residential	—	169.3	—	169.3
Other equity securities	14.0	—	—	14.0
Life settlement contracts	—	—	12.1	12.1
Total Assets Measured at Fair Value	$1,659.8	$338.1	$14.8	$2,012.7
There were no transfers between Level 1 and Level 2 during fiscal years 2013 and 2012, and there were no significant transfers between Level 1 and Level 2 during fiscal year 2011. There were no transfers into Level 3 during fiscal years 2013, 2012 and 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2013		2012	2011
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Investments
for the fiscal years ended September 30,
Balance at beginning of year	$14.8	$—	$10.9	$32.7
Acquisitions	—	(93.6)	—	—
Adjustment for adoption of new consolidation guidance	—	—	—	(23.3)
Total realized and unrealized gains (losses)
Included in investment and other income, net	2.0	—	3.3	2.9
Included in general, administrative and other expense	—	(7.7)	—	—
Other	—	(0.5)	—	—
Purchases	1.2	—	3.9	1.2
Sales	(1.6)	—	—	—
Settlements	(2.4)	4.1	(3.3)	(2.6)
Transfers out of Level 3	(0.2)	—	—	—
Balance at End of Year	$13.8	$(97.7)	$14.8	$10.9
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30	$1.3	$(8.2)	$1.3	$1.2
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.8	Discounted cash flow	Life expectancy	25–160 months (76)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	97.7	Discounted cash flow	AUM growth rate	6.0%–25.0% (14.6%)
			EBITDA margin	26.4% - 38.9% (34.4%)
			Discount rate	14.0%

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$12.1	Discounted cash flow	Life expectancy	22–171 months (82)
			Discount rate	1.5%–22.3% (11.7%)
For life settlement contracts, a significant increase (decrease) in the life expectancy or the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
For the contingent consideration liabilities, a significant increase (decrease) in the AUM growth rate or EBITDA margin, or decrease (increase) in the discount rate, in isolation would result in a significantly higher (lower) fair value measurement.

Financial instruments that were not measured at fair value were as follows:

(in millions)		2013		2012
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,186.0	$6,186.0	$5,784.3	$5,784.3
Other investments[1]	2 or 3	61.1	69.2	80.2	85.1
Loans receivable, net	2	229.7	230.1	254.4	258.7
Financial Liabilities
Deposits	2	$586.8	$587.2	$671.7	$672.4
Debt
FHLB advances	2	—	—	69.0	74.5
Senior notes	2	1,197.7	1,221.5	1,497.1	1,571.2
_________________
1     Primarily consist of Level 3 assets.
Note 8 – Loans and Allowance for Loan Losses
Loans receivable by major category consisted of the following:

(in millions)
as of September 30,	2013	2012
Commercial loans	$77.0	$49.3
Real estate mortgage loans	2.6	64.6
Installment loans	143.3	138.8
Other	7.0	2.2
Total loans receivable	229.9	254.9
Less: allowance for loan losses	(0.2)	(0.5)
Loans Receivable, Net	$229.7	$254.4
Loans receivable primarily consist of private banking loans to investment management clients. Substantially all of the real estate mortgage loans were sold during fiscal year 2013. No loan loss allowance is provided on private banking loans because these loans generally are payable on demand and are fully secured by assets under the Company's control or subject to rights of offset. At September 30, 2012, loans receivable with an aggregate carrying value of $54.1 million were pledged as collateral for the ability to obtain FHLB advances. No loans receivable were pledged as collateral at September 30, 2013.
Interest income on loans receivable totaled $7.1 million, $16.9 million and $19.7 million, with average rates of 2.96%, 4.59% and 4.73%, for fiscal years 2013, 2012 and 2011.

Maturities of loans receivable at September 30, 2013 are shown below. Loans receivable due after one year have fixed interest rates.

(in millions)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$77.0	$—	$—	$77.0
Real estate mortgage loans	1.0	1.5	0.1	2.6
Installment loans	139.0	4.0	0.3	143.3
Other	7.0	—	—	7.0
Total	$224.0	$5.5	$0.4	$229.9
Changes in the allowance for loan losses were as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Balance at beginning of year	$0.5	$5.2	$5.4
(Reversal of) provision for loan losses	(0.4)	5.3	4.2
Charge-offs	—	(4.3)	(6.4)
Recoveries	0.3	2.4	2.0
Loans sold	(0.2)	(8.1)	—
Balance at End of Year	$0.2	$0.5	$5.2
Total loan charge-offs, net of recoveries, as a percentage of simple monthly average loans receivable	(0.12)%	0.63%	1.07%
Allowance for loan losses as a percentage of loans receivable	0.09%	0.20%	1.28%
Loans receivable by impairment methodology were as follows:

(in millions)	2013		2012		2011
as of September 30,	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated	Collectively Evaluated	Individually Evaluated
Loans receivable	$227.1	$2.8	$254.4	$0.5	$390.8	$16.3
Less: allowance for loan losses	—	(0.2)	(0.4)	(0.1)	(3.6)	(1.6)
Total	$227.1	$2.6	$254.0	$0.4	$387.2	$14.7
At September 30, 2013 and 2012, non-accrual loans totaled $0.2 million and $2.4 million, and there were no loans delinquent for 90 days or more or modified in troubled debt restructuring. Interest income recognized for loans modified in troubled debt restructurings was nil in fiscal year 2013 and insignificant in fiscal years 2012 and 2011.

Note 9 – Property and Equipment
Property and equipment consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2013	2012
Furniture, software and equipment	$710.1	$667.4	3 – 10
Premises and leasehold improvements	565.7	560.3	5 – 35
Land	74.4	75.0	N/A
Total cost	1,350.2	1,302.7
Less: accumulated depreciation and amortization	(786.1)	(720.0)
Property and Equipment, Net	$564.1	$582.7
Depreciation and amortization expense related to property and equipment was $76.9 million, $67.9 million and $71.5 million in fiscal years 2013, 2012 and 2011. No impairment loss in the value of property and equipment was recognized during these periods.
Note 10 – Goodwill and Other Intangible Assets
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012
Balance at beginning of year	$1,540.8	$1,536.2
Acquisitions	181.6	—
Foreign exchange	(20.9)	4.6
Balance at End of Year	$1,701.5	$1,540.8
Intangible assets were as follows:

	2013			2012
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Definite-lived intangible assets
Customer base	$166.2	$(144.5)	$21.7	$166.6	$(135.9)	$30.7
Management contracts and other	134.2	(46.8)	87.4	49.3	(36.0)	13.3
	300.4	(191.3)	109.1	215.9	(171.9)	44.0
Indefinite-lived intangible assets
Management contracts	548.6	—	548.6	557.1	—	557.1
Total	$849.0	$(191.3)	$657.7	$773.0	$(171.9)	$601.1
The Company acquired $85.0 million of definite-lived intangible assets on November 1, 2012 in the acquisition of K2 (see Note 3 - Acquisition).
Amortization expense related to definite-lived intangible assets was $20.0 million, $10.6 million and $10.9 million for fiscal years 2013, 2012 and 2011. No impairment loss in the value of goodwill and other intangible assets was recognized during these periods.

The estimated remaining amortization expense related to definite-lived intangible assets as of September 30, 2013 was as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2014	$20.9
2015	20.7
2016	16.0
2017	11.9
2018	11.9
Thereafter	27.7
Total	$109.1
Note 11 – Deposits
Deposits, all of which are held in the Company’s U.S. offices, were as follows:

(in millions)
as of September 30,	2013	2012
Non-interest-bearing demand deposits	$108.3	$149.4
Interest-bearing deposits
Demand deposits	11.3	12.7
Savings deposits	447.6	461.2
Time deposits	19.6	48.4
Total interest-bearing deposits	478.5	522.3
Total	$586.8	$671.7
Interest expense on deposits totaled $1.2 million, $2.9 million and $4.1 million, with average rates of 0.22%, 0.42% and 0.74%, for fiscal years 2013, 2012 and 2011.
Note 12 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	2013	Effective Interest Rate	2012	Effective Interest Rate
as of September 30,
FHLB advances	$—	N/A	$69.0	3.30%
Senior notes
$300 million 2.000% notes due May 2013	—	N/A	299.9	2.28%
$250 million 3.125% notes due May 2015	249.9	3.32%	249.9	3.32%
$300 million 1.375% notes due September 2017	298.7	1.66%	298.4	1.66%
$350 million 4.625% notes due May 2020	349.7	4.74%	349.7	4.74%
$300 million 2.800% notes due September 2022	299.4	2.93%	299.2	2.93%
	1,197.7		1,497.1
Total Debt	$1,197.7		$1,566.1

At September 30, 2013, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In October 2012, the Company redeemed its outstanding 2.000% notes due in May 2013 at a make-whole redemption price of $305.4 million. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At September 30, 2013, the Company was in compliance with the covenants of the notes.
At September 30, 2013, maturities for debt were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2014	$—
2015	249.9
2016	—
2017	298.7
2018	—
Thereafter	649.1
Total	$1,197.7
At September 30, 2013, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $80.7 million available through the secured Federal Reserve Bank short-term discount window, $14.6 million available in uncommitted short-term bank lines of credit and $26.9 million available in secured FHLB short-term borrowing capacity.
Note 13 – Variable Interest Entities and Consolidated Sponsored Investment Products
The Company sponsors and manages various types of investment products, which consist of both VIEs and non-VIEs. The Company consolidates the VIE products for which it is the primary beneficiary and the non-VIE products which it controls. The Company has no right to the consolidated products' assets, other than its direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to the Company's assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the entities' liabilities.

The balances of consolidated VIEs and consolidated SIPs included in the Company's consolidated balance sheets were as follows:

	2013			2012
(in millions)	Consolidated			Consolidated
as of September 30,	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$44.0	$93.1	$137.1	$224.3	$42.8	$267.1
Receivables	37.7	19.1	56.8	2.7	23.7	26.4
Investments, at fair value	941.1	1,203.2	2,144.3	984.1	1,046.6	2,030.7
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$1,022.8	$1,316.1	$2,338.9	$1,211.1	$1,113.8	$2,324.9
Liabilities
Accounts payable and accrued expenses	$—	$25.2	$25.2	$—	$21.8	$21.8
Debt, at fair value	988.5	—	988.5	1,100.9	—	1,100.9
Debt	—	108.9	108.9	—	110.2	110.2
Other liabilities	10.9	8.5	19.4	61.9	8.5	70.4
Total liabilities	999.4	142.6	1,142.0	1,162.8	140.5	1,303.3
Redeemable Noncontrolling Interests	—	121.8	121.8	—	26.7	26.7
Stockholders' Equity
Franklin Resources Inc.'s interests	23.4	454.8	478.2	48.3	389.8	438.1
Nonredeemable noncontrolling interests	—	596.9	596.9	—	556.8	556.8
Total stockholders' equity	23.4	1,051.7	1,075.1	48.3	946.6	994.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,022.8	$1,316.1	$2,338.9	$1,211.1	$1,113.8	$2,324.9
The redeemable noncontrolling interests balance as of September 30, 2013 included $57.0 million that was reclassified from nonredeemable noncontrolling interests during fiscal year 2013 and relates to a consolidated SIP which is redeemable on a monthly basis without restriction.
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company in fiscal years 2013, 2012 and 2011.
Consolidated VIEs
Consolidated VIEs consist of sponsored CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities. The Company generally earns senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, the Company holds equity interests in certain of these entities. The debt holders of the CLOs have recourse only to the corresponding collateralized assets, which cannot be used by the Company for any other purpose. Scheduled debt payments are based on the performance of the CLOs collateral pool and may be prepaid prior to the contractual maturity dates. The Company is the primary beneficiary of the CLOs as it has the power to direct the activities that most significantly impact the CLOs' economic performance in its role as collateral manager and has the right to receive benefits that could potentially be significant to the CLOs.

The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

(in millions)	2013	2012
for the fiscal years ended September 30,
Net gains from changes in fair value of assets	$64.8	$90.9
Net losses from changes in fair value of liabilities	(80.8)	(65.3)
Total Net Gains (Losses)	$(16.0)	$25.6
The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2013
Unpaid principal balance	$943.6	$7.9	$1,017.8
Difference between unpaid principal balance and fair value	(2.5)	(7.7)	(29.3)
Fair Value	$941.1	$0.2	$988.5

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2012
Unpaid principal balance	$996.1	$7.2	$1,186.5
Difference between unpaid principal balance and fair value	(12.0)	(6.7)	(85.6)
Fair Value	$984.1	$0.5	$1,100.9
Consolidated SIPs
Consolidated SIPs consist of non-VIE limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 36 SIPs as of September 30, 2013. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company's investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company's level of ownership.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	2013			2012
(in millions)	Consolidated			Consolidated
as of September 30,	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$244.1	$244.1	$—	$194.4	$194.4
Other debt securities	941.1	272.3	1,213.4	984.1	317.5	1,301.6
Other equity securities	—	686.8	686.8	—	534.7	534.7
Total Investments	$941.1	$1,203.2	$2,144.3	$984.1	$1,046.6	$2,030.7
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

Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

(dollars in millions)	2013	Effective Interest Rate	2012	Effective Interest Rate
as of September 30,
Debt of CLOs, at fair value, due fiscal years 2018-2024	$988.5	1.32%	$1,100.9	1.48%
Debt of consolidated SIPs due fiscal years 2014-2019	108.9	4.08%	110.2	4.20%
Total Debt	$1,097.4		$1,211.1
The debt of CLOs had floating interest rates ranging from 0.50% to 9.77% at September 30, 2013, and from 0.67% to 9.98% at September 30, 2012.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.45% to 5.83% at September 30, 2013, and from 1.98% to 7.03% at September 30, 2012. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
At September 30, 2013, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2014	$55.0
2015	—
2016	—
2017	15.5
2018	366.4
Thereafter	660.5
Total	$1,097.4
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$44.0	$—	$—	$44.0
Receivables of consolidated VIEs	—	37.7	—	37.7
Investments of consolidated VIEs	—	940.6	0.5	941.1
Investments of consolidated SIPs
Debt securities	4.5	83.8	272.3	360.6
Equity securities	158.1	213.6	470.9	842.6
Total Assets Measured at Fair Value	$206.6	$1,275.7	$743.7	$2,226.0
Liabilities
Debt of consolidated VIEs	$—	$928.8	$59.7	$988.5
Other liabilities of consolidated VIEs	—	10.9	—	10.9
Total Liabilities Measured at Fair Value	$—	$939.7	$59.7	$999.4

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2012
Assets
Cash and cash equivalents of consolidated VIEs	$—	$224.3	$—	$224.3
Receivables of consolidated VIEs	—	2.7	—	2.7
Investments of consolidated VIEs	—	984.1	—	984.1
Investments of consolidated SIPs
Debt securities	6.3	49.3	317.5	373.1
Equity securities	145.9	0.6	527.0	673.5
Total Assets Measured at Fair Value	$152.2	$1,261.0	$844.5	$2,257.7
Liabilities
Debt of consolidated VIEs	$—	$1,033.0	$67.9	$1,100.9
Other liabilities of consolidated VIEs	—	61.9	—	61.9
Total Liabilities Measured at Fair Value	$—	$1,094.9	$67.9	$1,162.8
The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

		September 30, 2013		September 30, 2012
(in millions)	Redemption Frequency	Fair Value Level	Balance	Fair Value Level	Balance
Hedge funds	Monthly or quarterly	2	$6.6	N/A	$—
Global fixed-income fund	Monthly	2	191.8	3	172.7
Hedge funds	Annually or triennially	3	1.5	N/A	—
Real estate and private equity funds	Nonredeemable	3	242.1	3	141.5
Total			$442.0		$314.2
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of 4.7 years and 5.9 years at September 30, 2013 and 2012. The consolidated SIPs' unfunded commitments to these funds totaled $135.5 million and $123.0 million at September 30, 2013 and 2012, of which the Company was contractually obligated to fund $2.8 million and $2.9 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were $47.4 million and $1.0 million, and transfers into Level 1 from Level 2 were $53.9 million and $26.8 million, during fiscal year 2013 and 2012. The transfers into Level 2 from Level 1 during the current year include $47.0 million of securities for which the quoted market prices were adjusted as of December 31, 2012 due to significant price changes in U.S.-traded market proxies resulting from the resolution of U.S. fiscal cliff negotiations. The impacted securities trade in 16 different countries in Europe, Asia and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. All transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices. There were no significant transfers between Level 1 and Level 2 during fiscal year 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for fiscal years 2013, 2012 and 2011 were as follows:

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2013		Debt	Equity
Balance at October 1, 2012	$—	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains included in investment and other income, net	—	4.5	43.2	47.7	5.5
Purchases	—	73.3	156.2	229.5	—
Sales	—	(130.9)	(53.4)	(184.3)	—
Settlements	—	—	—	—	2.7
Acquisition	—	—	0.8	0.8	—
Reclassification to Level 2	—	—	(205.4)	(205.4)	—
Transfers into Level 3	0.5	—	—	0.5	—
Effect of exchange rate changes	—	7.9	2.5	10.4	—
Balance at September 30, 2013	$0.5	$272.3	$470.9	$743.7	$(59.7)
Change in unrealized gains included in net income relating to assets and liabilities held at September 30, 2013	$—	$0.1	$4.7	$4.8	$7.3

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2012		Debt	Equity
Balance at October 1, 2011	$1.9	$324.9	$283.7	$610.5	$(83.9)
Realized and unrealized gains (losses) included in investment and other income, net	(1.2)	(31.2)	13.1	(19.3)	(5.0)
Purchases	—	63.0	312.0	375.0	—
Sales	(1.4)	(33.1)	(78.8)	(113.3)	—
Settlements	—	—	—	—	23.8
Consolidation of variable interest entity	—	—	—	—	(4.6)
Transfers into Level 3	1.6	—	—	1.6	—
Transfers out of Level 3	(0.9)	—	—	(0.9)	—
Effect of exchange rate changes	—	(6.1)	(3.0)	(9.1)	1.8
Balance at September 30, 2012	$—	$317.5	$527.0	$844.5	$(67.9)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2012	$—	$2.9	$3.8	$6.7	$(4.0)

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2011
Balance at October 1, 2010	$—	$3.3	$3.3	$—
Adjustment for adoption of new consolidation guidance	1.8	—	1.8	(71.4)
Realized and unrealized gains (losses) included in investment and other income, net	0.1	(1.3)	(1.2)	(45.6)
Purchases, sales and settlements, net	—	14.1	14.1	36.7
Consolidation adjustment	—	593.1	593.1	—
Transfers out of Level 3, net	—	(0.6)	(0.6)	—
Effect of exchange rate changes	—	—	—	(3.6)
Balance at September 30, 2011	$1.9	$608.6	$610.5	$(83.9)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2011	$0.1	$0.3	$0.4	$(45.6)
There were no transfers out of Level 3 during fiscal year 2013. The reclassification out of Level 3 to Level 2 during fiscal year 2013 relates to an investment in a global fixed-income fund which is redeemable on a monthly basis without restriction and was originally misclassified as Level 3. Investments of consolidated SIPs during fiscal year 2011 consisted primarily of equity securities.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets were as follows:

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$272.3	Discounted cash flow	Discount rate	5.7%–25.6% (8.3%)
			Risk premium	0.0%–19.3% (2.2%)

Equity securities	137.4	Market comparable companies	EBITDA multiple	5.0–10.2 (8.0)
			Discount for lack of marketability	20.0%–30.0% (19.0%)
	70.8	Discounted cash flow	Discount rate	12.0%–18.0% (16.2%)
			Discount for lack of marketability	0.0%–50.0% (20.6%)
	19.1	Market pricing	Price to book value ratio	1.7

(in millions)
as of September 30, 2012	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$317.5	Discounted cash flow	Discount rate	4.9%–25.6% (11.8%)
			Risk premium	0.0%–7.3% (2.1%)

Equity securities	144.4	Market comparable companies	EBITDA multiple	5.5–8.6 (7.3)
			Discount for lack of marketability	15.0%–30.0% (22.1%)
	47.4	Discounted cash flow	Discount rate	12.0%–15.0% (14.8%)
			Discount for lack of marketability	0.0%–50.0% (27.8%)
	21.0	Market pricing	Price to book value ratio	1.7

Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares at September 30, 2013 and 2012.
The fair values of Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At September 30, 2013 and 2012, the exclusions consisted of $59.7 million and $67.9 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $243.6 million and $314.2 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)		September 30, 2013		September 30, 2012
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$93.1	$93.1	$42.8	$42.8
Financial Liabilities
Debt of consolidated SIPs	3	108.9	110.4	110.2	113.0
Non-consolidated VIEs
VIEs for which the Company is not the primary beneficiary consist of sponsored and other investment products from which the Company earns investment management fees and/or in which it has an equity ownership interest.
The carrying values of the investment management fees receivable from and the equity ownership interests in these VIEs included in the Company's consolidated balance sheets are set forth below. These amounts represent the Company's maximum exposure to loss from these investment products.

(in millions)
as of September 30,	2013	2012
Receivables	$46.3	$43.8
Investments	198.5	199.7
Total	$244.8	$243.5
The Company's total AUM of non-consolidated VIEs was $37.3 billion at September 30, 2013 and $35.3 billion at September 30, 2012.

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during the fiscal years ended September 30, 2013 and 2012.
Note 14 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Current expense
Federal	$699.6	$602.9	$576.4
State	76.8	56.1	103.8
Non-U.S.	85.7	83.2	122.8
Deferred (benefit) expense	(6.2)	20.5	0.4
Total	$855.9	$762.7	$803.4
The provision for U.S. income taxes in fiscal years 2013, 2012 and 2011 included benefits of $1.4 million, $0.5 million and $0.7 million related to the utilization of net operating loss carry-forwards. In fiscal years 2013, 2012 and 2011, the Company’s income taxes payable for federal, state and non-U.S. purposes have been reduced by tax benefits of $24.4 million, $22.0 million and $16.3 million associated with its stock-based compensation plans. The benefits were recorded as an increase in capital in excess of par value.
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
U.S.	$1,904.1	$1,711.9	$1,596.0
Non-U.S.	1,122.5	966.3	1,028.2
Total	$3,026.6	$2,678.2	$2,624.2
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and tax holidays. The impact of the reduced rates on income tax expense was $80.1 million or $0.12 per diluted share for fiscal year 2013, $80.0 million or $0.12 per diluted share for fiscal year 2012, and $78.3 million or $0.12 per diluted share for fiscal year 2011. The tax rulings and tax holidays will expire in fiscal years 2014, 2020 and 2022.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2013	2012
Deferred Tax Assets
Deferred compensation and employee benefits	$73.9	$62.8
Stock-based compensation	32.0	29.2
Net operating loss carry-forwards	32.0	27.9
Tax benefit for uncertain tax positions	31.5	29.6
Other	15.2	15.7
Total deferred tax assets	184.6	165.2
Valuation allowance for net operating loss carry-forwards	(18.7)	(17.4)
Deferred tax assets, net of valuation allowance	165.9	147.8
Deferred Tax Liabilities
Goodwill and other purchased intangibles	229.8	253.8
Deferred commissions	28.0	23.6
Unrealized gains on investments	25.2	17.5
Depreciation on fixed assets	24.0	18.6
Other	19.0	15.7
Total deferred tax liabilities	326.0	329.2
Net Deferred Tax Liability	$160.1	$181.4
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2013	2012
Deferred tax assets	$112.4	$94.9
Deferred tax liabilities	272.5	276.3
Net Deferred Tax Liability	$160.1	$181.4

At September 30, 2013, there were $108.5 million of non-U.S. net operating loss carry-forwards, $60.0 million of which expire between 2014 and 2024 with the remaining carry-forwards having an indefinite life. In addition, there were $148.9 million in state net operating loss carry-forwards that expire between 2014 and 2033. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased $1.3 million in fiscal year 2013 and $5.1 million in the prior year.
The Company has made no provision for U.S. income taxes on $6.4 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2013. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(dollar amounts in millions)
for the fiscal years ended September 30,	2013		2012		2011
Federal taxes at statutory rate	$1,059.3	35.0%	$937.4	35.0%	$918.5	35.0%
State taxes, net of federal tax effect	47.3	1.6%	34.4	1.3%	63.5	2.4%
Effect of non-U.S. operations	(248.0)	(8.2)%	(218.8)	(8.2)%	(222.0)	(8.5)%
Effect of net loss (income) attributable to noncontrolling interests	(7.1)	(0.2)%	4.7	0.2%	36.0	1.4%
Other	4.4	0.1%	5.0	0.2%	7.4	0.3%
Tax Provision	$855.9	28.3%	$762.7	28.5%	$803.4	30.6%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Balance at beginning of year	$101.3	$99.7	$93.3
Additions for tax positions of prior years	16.5	16.4	8.8
Reductions for tax positions of prior years	(17.1)	(6.3)	(5.1)
Additions for tax positions related to the current year	13.4	10.0	10.8
Settlements with taxing authorities	—	(13.7)	(4.2)
Expirations of statute of limitations	(4.6)	(4.8)	(3.9)
Balance at End of Year	$109.5	$101.3	$99.7
If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2013 and 2012 was $15.6 million and $14.6 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $1.0 million, $(0.3) million and $3.2 million was recognized in the consolidated statements of income during fiscal years 2013, 2012 and 2011. Accrued penalties at September 30, 2013 and 2012 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1997 to 2013; Canada 2006 to 2013; Singapore 2006 and 2008 to 2013; Hong Kong 2007 to 2013; Luxembourg 2010 to 2013; the U.K. 2011 to 2013; U.S. federal 2006 to 2013; the State of California 2007 to 2013; the States of New York and New Jersey 2009 to 2013; the States of Florida and Massachusetts 2010 to 2013; and New York City 2009 to 2013.
The Internal Revenue Service completed an examination of the Company's federal income tax returns for fiscal years 2009 and 2010 in fiscal year 2013 and proposed no adjustments. The Company has on-going examinations in various stages of completion in New York City, the States of California, New Jersey and New York, Canada, Hong Kong and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2013 could decrease by an estimated $6.5 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities. The unrecognized tax benefits described above are contractual obligations; however, at this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are insignificant.
Note 15 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business, financial position, results of operations or liquidity. In management's opinion, an adequate accrual has been made as of September 30, 2013 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2023. Lease expense was $57.4 million, $58.7 million and $62.1 million in fiscal years 2013, 2012 and 2011. Sublease income totaled $2.0 million for fiscal years 2013 and 2012 and $1.4 million for fiscal year 2011.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2013:

(in millions)
for the fiscal years ending September 30,	Amount
2014	$51.1
2015	45.5
2016	37.9
2017	19.7
2018	16.3
Thereafter	19.8
Total Minimum Lease Payments	$190.3
Future minimum rentals to be received under non-cancelable subleases totaled $6.8 million at September 30, 2013.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. At September 30, 2013, the Company had $43.0 million of committed capital contributions which relate to discretionary commitments to invest in SIPs and other investment products. These unfunded commitments are not recorded in the Company's consolidated balance sheet.
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At September 30, 2013 and 2012, the Company held cash of $236.4 million and $202.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
Note 16 – Stock-Based Compensation
The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In March 2011, the Company's stockholders approved an amendment and restatement of the USIP increasing the number of authorized shares under the USIP by 30.0 million shares to a total of 120.0 million shares, as adjusted for the July 2013 three-for-one stock split. At September 30, 2013, 32.0 million shares were available for grant under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $117.6 million at September 30, 2013. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The total fair value of stock awards and stock unit awards vested during fiscal years 2013, 2012 and 2011 was $126.3 million, $91.7 million and $97.6 million. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2013, 2012 and 2011 were $44.01, $35.59 and $39.59 per share.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2013
Nonvested balance at September 30, 2012	3,980	$36.83
Granted	2,715	44.01
Vested	(2,760)	38.70
Forfeited/canceled	(203)	38.03
Nonvested Balance at September 30, 2013	3,732	$40.61

Stock Options
Stock option activity was as follows:

(shares in thousands, aggregate intrinsic value in millions)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
for the fiscal year ended September 30, 2013
Outstanding at September 30, 2012	1,800	$13.78
Granted	23	15.16
Exercised	(1,355)	13.07
Expired/canceled	(5)	10.42
Outstanding and Exercisable at September 30, 2013	463	$15.16	0.3	$16.4
Stock option awards generally were granted at prices that were either equal to or above the market value of the underlying shares of the Company’s common stock on the date of grant and expire no later than ten years after the grant date. No stock option awards have been granted since November 2004, except for 23 thousand and 66 thousand shares that were issued as adjustments to the outstanding options in conjunction with special cash dividends in fiscal years 2013 and 2012. All stock options granted through November 2004 were fully vested and all related compensation cost was recognized prior to fiscal year 2011. The total intrinsic values of share options exercised during fiscal years 2013, 2012 and 2011 were $43.3 million, $61.2 million and $66.2 million.
Cash received from stock option exercises during fiscal years 2013, 2012 and 2011 was $18.1 million, $27.7 million and $28.3 million. Income tax benefits from the stock option exercises were $19.3 million, $16.7 million and $15.3 million during the same periods.
Employee Stock Investment Plan
The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 0.7 million shares were issued under the ESIP during fiscal year 2013, and 6.4 million shares were reserved for future issuance at September 30, 2013.
All Stock-Based Plan Arrangements
Total stock-based compensation costs of $113.4 million, $101.3 million and $88.7 million were recognized in the consolidated statements of income during fiscal years 2013, 2012 and 2011.
The Company generally does not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Note 17 – Employee Benefit Plans
Defined Benefit Plans
Franklin Templeton Global Investors Limited, a subsidiary of Franklin located in the U.K., sponsors a defined benefit pension plan (the “Pension Plan”). In addition, Fiduciary Trust Company International, a subsidiary of Franklin located in the U.S., sponsors a defined benefit healthcare plan (the “Healthcare Plan”) that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. Both plans are closed to new participants, and the Pension Plan was closed to new contributions in May 2012.

Financial information for the plans was as follows:

(in millions)	Pension Plan		Healthcare Plan
as of and for the fiscal years ended September 30,	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$52.7	$42.8	$6.8	$6.1
Service cost	—	3.6	—	—
Interest cost	2.3	2.2	0.2	0.3
Participant contributions	—	1.4	—	—
Plan curtailments	—	0.5	—	—
Plan settlements	(18.4)	—	—	—
Benefits paid	(2.4)	(2.4)	(0.6)	(0.4)
Actuarial (gains) losses	7.6	2.9	(0.9)	0.8
Foreign currency movements	(0.4)	1.7	—	—
Benefit Obligation at End of Year	$41.4	$52.7	$5.5	$6.8
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$52.8	$43.5	$—	$—
Actual return on assets	9.4	6.1	—	—
Employer contributions	—	2.4	0.6	0.4
Participant contributions	—	1.4	—	—
Plan settlements	(18.4)	—	—	—
Benefits paid	(2.4)	(2.4)	(0.6)	(0.4)
Foreign currency movements	(0.3)	1.8	—	—
Fair Value of Plan Assets at End of Year	$41.1	$52.8	$—	$—
Funded Status	$(0.3)	$0.1	$(5.5)	$(6.8)

(in millions)	Pension Plan		Healthcare Plan
as of and for the fiscal years ended September 30,	2013	2012	2013	2012
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$—	$0.1	$—	$—
Compensation and benefits	—	—	(0.4)	(0.5)
Other liabilities	(0.3)	—	(5.1)	(6.3)
Net Asset (Liability)	$(0.3)	$0.1	$(5.5)	$(6.8)
Weighted-Average Assumptions
Discount rate	4.50%	4.60%	4.55%	3.70%
Expected long-term rate of return on plan assets[1]	6.41%	6.41%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.50%	2.50%
________________

[1]	The expected long-term rate of return on plan assets is based on the weighted-average historic performance of each asset class and current market conditions.

The components of net periodic benefit cost for the plans were as follows:

(in millions)	Pension Plan			Healthcare Plan
for the fiscal years ended September 30,	2013	2012	2011	2013	2012	2011
Service cost	$—	$3.6	$3.3	$—	$—	$—
Interest cost	2.3	2.2	2.1	0.2	0.3	0.3
Plan curtailments	—	0.5	—	—	—	—
Plan settlements	1.6	—	—	—	—	—
Expected return on plan assets	(3.2)	(3.1)	(3.2)	—	—	—
Amortization of net actuarial losses	—	—	—	0.3	—	0.2
Net Periodic Benefit Cost	$0.7	$3.2	$2.2	$0.5	$0.3	$0.5
As of September 30, 2013 and 2012, the Pension Plan assets were invested in investment funds with holdings of $35.8 million and $46.3 million in equity securities, $3.2 million and $3.7 million in debt securities, and $2.1 million and $2.8 million in cash and cash equivalents. The fair value of the investment funds, which are classified as Level 1, is determined based on the published NAV of the funds. There were no Pension Plan assets classified as Level 2 or 3 during fiscal years 2013 or 2012.
The Company has no target allocation set for the Pension Plan as the plan members control all investment decisions, and does not expect to make contributions to the plan in fiscal year 2014. The Healthcare Plan is an unfunded benefit plan. The Company expects to contribute $0.4 million to the plan in fiscal year 2014.
The plans benefits expected to be paid over the next ten years were as follows:

(in millions)	Pension Plan	Healthcare Plan
for the fiscal years ending September 30,
2014	$1.3	$0.4
2015	0.5	0.4
2016	0.1	0.4
2017	0.1	0.4
2018	0.4	0.4
Thereafter in the succeeding five years	10.1	1.8
Defined Contribution Plans
The Company sponsors a 401(k) plan that covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant's year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company's non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for its employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans in the consolidated statements of income were $44.0 million, $36.8 million and $34.3 million for fiscal years 2013, 2012 and 2011.

Note 18 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Operating Revenues
United States	$5,389.5	$4,791.9	$4,589.4
The Bahamas	1,049.7	904.2	1,041.9
Asia-Pacific	661.0	627.7	688.9
Europe, the Middle East and Africa	547.8	458.6	435.3
Canada	323.3	309.0	344.6
Latin America	13.7	9.6	39.9
Total	$7,985.0	$7,101.0	$7,140.0

Property and Equipment, Net
United States	$443.4	$447.9	$441.9
The Bahamas	15.7	16.5	17.2
Asia-Pacific	81.0	94.3	103.3
Europe, the Middle East and Africa	15.3	13.0	15.0
Canada	8.1	10.4	11.5
Latin America	0.6	0.6	0.8
Total	$564.1	$582.7	$589.7
Operating revenues are generally allocated to geographic areas based on the location of the office providing services.

Note 19 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2013	2012	2011
Investment and Other Income, Net
Dividend income	$10.8	$22.5	$35.7
Interest income	7.5	12.5	11.0
Gains (losses) on trading investment securities, net	8.7	34.7	(1.3)
Realized gains on sale of investment securities, available-for-sale	50.9	41.0	65.5
Realized losses on sale of investment securities, available-for-sale	(0.9)	(2.2)	(0.3)
Income (loss) from investments in equity method investees	74.0	68.6	(1.1)
Other-than-temporary impairment of investments	(2.4)	(10.1)	(13.6)
Gains (losses) on investments of consolidated SIPs, net	42.4	(15.9)	(36.1)
Gains (losses) on assets and liabilities of consolidated VIEs, net	(16.0)	25.6	(80.0)
Foreign currency exchange gains (losses), net	(30.9)	7.1	3.3
Other, net	8.1	15.9	18.7
Total	152.2	199.7	1.8
Interest Expense	(46.9)	(36.7)	(37.4)
Other Income (Expenses), Net	$105.3	$163.0	$(35.6)
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its non-consolidated SIPs. Interest income was primarily generated by cash equivalents and investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of available-for-sale securities were $367.1 million, $578.1 million and $477.5 million for fiscal years 2013, 2012 and 2011. The realized gains and losses on sale of available-for-sale securities and the amounts of other-than-temporary impairment of investments related to available-for-sale securities were reclassified into investment and other income, net from accumulated other comprehensive income.
Net gains (losses) recognized on the Company's trading investment securities that were held at September 30, 2013, 2012 and 2011 were $0.6 million, $24.0 million and $(9.1) million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at September 30, 2013, 2012 and 2011 were $12.2 million, $22.9 million and $(39.0) million.
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

(dollar amounts in millions)			Capital Adequacy Minimum
as of September 30,	2013	2012
Tier 1 capital	$7,449.2	$6,788.8	N/A
Total risk-based capital	7,482.6	6,799.6	N/A
Tier 1 leverage ratio	58%	59%	4%
Tier 1 risk-based capital ratio	58%	54%	4%
Total risk-based capital ratio	58%	54%	8%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures as of September 30, 2013 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No.1 Election of Directors–Nominees,” “Proposal No. 1 Election of Directors–Information about the Board and its Committees–The Audit Committee” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2014 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2013.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Director Fees” and “Proposal No. 1 Election of Directors–Executive Compensation” of the Company’s 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors-Security Ownership of Management” of the Company’s 2014 Proxy Statement.

 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2013 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	2,095,473	[2]	$15.16	[3]	38,432,658	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	2,095,473		$15.16		38,432,658
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

[2]
Includes restricted stock unit awards under the USIP that may be settled in shares of the Company's common stock, but excludes options to purchase shares of the Company’s common stock accruing under the Company’s ESIP. Under the ESIP, each eligible employee is granted a separate option to purchase up to 6,000 shares of common stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 85% of the fair market value of the common stock on the enrollment date or the exercise date, whichever is lower.

[3]	Does not take into account restricted stock unit awards under the USIP.

[4]
As of September 30, 2013, 6.4 million shares of common stock were available for future issuance under the ESIP and 32.0 million shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Proposal No.1 Election of Directors–Corporate Governance–Director Independence Standards” and “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of the Company’s 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.
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

10.2	Representative Form of Amended and Restated Investment Management Agreement between Franklin Advisers, Inc. and certain funds (filed herewith)
10.3	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report
10.4
Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-09318)

Exhibit No.	Description
10.5
Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318)

10.6
Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.6 to the 2009 Annual Report

10.7
Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.7 to the 2009 Annual Report

10.8
Representative 12b-1 Form of Amended and Restated Class 2, 3 and 4 Distribution Plan between Franklin Templeton Variable Insurance Products Trust and Franklin/Templeton Distributors, Inc., incorporated by reference to Exhibit 10.8 to the 2009 Annual Report

10.9
Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-09318) (the "2012 Annual Report")

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds, incorporated by reference to Exhibit 10.10 to the 2009 Annual Report
10.11	Representative Form of Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, LLC (filed herewith)
10.12	Representative Form of Amended and Restated Multiple Class Plan on behalf of certain funds (filed herewith)
10.13	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)
10.14	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients (filed herewith)
10.15	Representative Form of Custody-Only Agreement for High Net-Worth Clients (filed herewith)
10.16	Representative Form of Participation Agreement between Franklin Templeton Variable Insurance Products Trust, Franklin/Templeton Distributors, Inc. and certain other parties (filed herewith)
10.17
Representative Form of Participation Agreement Addendum between Franklin Templeton Variable Insurance Products Trust and certain other parties, incorporated by reference to Exhibit 10.16 to the 2012 Annual Report

10.18	Representative Form of Administrative Services Agreement between Franklin Templeton Services, LLC and certain insurance companies (filed herewith)
10.19
Representative Form of Stock Option Agreement and Notice of Stock Option Grant under the Registrant’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.20
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.20 to the 2012 Annual Report*

10.21
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant (filed herewith)*

10.22
Representative Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.23
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.24
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

Exhibit No.	Description
10.25	2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.25 to the 2012 Annual Report*
10.26	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.26 to the 2012 Annual Report*
10.27
2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Non-Employee Director Compensation as of October 1, 2013 (filed herewith)*
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

___________
*         Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 12, 2013	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 12, 2013	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 12, 2013	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 12, 2013	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 12, 2013	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 12, 2013	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ Rupert H. Johnson Jr.
Rupert H. Johnson Jr., Vice Chairman and Director

Date:	November 12, 2013	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date:	November 12, 2013	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 12, 2013	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 12, 2013	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 12, 2013	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

Date:	November 12, 2013	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director

EXHIBIT INDEX

Exhibit No.	Description
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

10.2	Representative Form of Amended and Restated Investment Management Agreement between Franklin Advisers, Inc. and certain funds (filed herewith)
10.3	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC, incorporated by reference to Exhibit 10.2 to the 2009 Annual Report
10.4
Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-09318)

10.5
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
10.9
Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-09318) (the "2012 Annual Report")

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds, incorporated by reference to Exhibit 10.10 to the 2009 Annual Report
10.11	Representative Form of Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, LLC (filed herewith)
10.12	Representative Form of Amended and Restated Multiple Class Plan on behalf of certain funds (filed herewith)
10.13	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)
10.14	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients (filed herewith)
10.15	Representative Form of Custody-Only Agreement for High Net-Worth Clients (filed herewith)
10.16	Representative Form of Participation Agreement between Franklin Templeton Variable Insurance Products Trust, Franklin/Templeton Distributors, Inc. and certain other parties (filed herewith)
10.17
Representative Form of Participation Agreement Addendum between Franklin Templeton Variable Insurance Products Trust and certain other parties, incorporated by reference to Exhibit 10.16 to the 2012 Annual Report

10.18	Representative Form of Administrative Services Agreement between Franklin Templeton Services, LLC and certain insurance companies (filed herewith)
10.19
Representative Form of Stock Option Agreement and Notice of Stock Option Grant under the Registrant’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.20
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.20 to the 2012 Annual Report*

10.21
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant (filed herewith)*

10.22
Representative Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.23
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.24
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.25	2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.25 to the 2012 Annual Report*
10.26	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.26 to the 2012 Annual Report*
10.27
2004 Key Executive Incentive Compensation Plan (as amended and restated effective October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318)*

10.28	Non-Employee Director Compensation as of October 1, 2013 (filed herewith)*
10.29
Named Executive Officer Compensation as of January 1, 2010, incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (File No. 001-09318)*

12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

Exhibit No.	Description
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

__________
*        Management/Employment Contract or Compensatory Plan or Arrangement