Form 10-Q
period 2013-12-31
FRANKLIN RESOURCES INC
filed 2014-01-30
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Outstanding: 630,845,249 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 23, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2013	2012
Operating Revenues
Investment management fees	$1,373.8	$1,199.9
Sales and distribution fees	636.7	604.1
Shareholder servicing fees	76.1	74.4
Other, net	22.9	23.4
Total operating revenues	2,109.5	1,901.8
Operating Expenses
Sales, distribution and marketing	776.7	730.9
Compensation and benefits	349.0	335.1
Information systems and technology	50.2	43.6
Occupancy	33.1	33.4
General, administrative and other	87.4	73.7
Total operating expenses	1,296.4	1,216.7
Operating Income	813.1	685.1
Other Income (Expenses)
Investment and other income, net	48.2	45.5
Interest expense	(12.6)	(14.5)
Other income, net	35.6	31.0
Income before taxes	848.7	716.1
Taxes on income	252.7	211.4
Net income	596.0	504.7
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(17.2)	(12.7)
Redeemable noncontrolling interests	9.4	1.3
Net Income Attributable to Franklin Resources, Inc.	$603.8	$516.1
Earnings per Share
Basic	$0.96	$0.81
Diluted	0.96	0.81
Dividends per Share	$0.120	$1.097
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended December 31,
	2013	2012
Net Income	$596.0	$504.7
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(10.0)	(2.1)
Currency translation adjustments, net of tax	8.1	3.9
Net unrealized losses on defined benefit plans, net of tax	(1.3)	—
Total comprehensive income	592.8	506.5
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(17.2)	(12.7)
Redeemable noncontrolling interests	9.4	1.3
Comprehensive Income Attributable to Franklin Resources, Inc.	$600.6	$517.9
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions)	December 31, 2013	September 30, 2013
Assets
Cash and cash equivalents	$6,552.2	$6,186.0
Receivables	1,049.6	1,038.9
Investments (including $1,835.6 and $1,892.7 at fair value at December 31, 2013 and September 30, 2013)	2,480.4	2,439.2
Loans held for sale	189.2	—
Loans receivable, net	9.6	229.7
Assets of consolidated variable interest entities
Cash and cash equivalents	65.3	44.0
Investments, at fair value	908.8	941.1
Assets of consolidated sponsored investment products
Cash and cash equivalents	82.2	93.1
Investments, at fair value	1,369.4	1,203.2
Deferred taxes	118.7	112.4
Property and equipment, net	559.4	564.1
Goodwill and other intangible assets, net	2,351.0	2,359.2
Other	173.5	179.4
Total Assets	$15,909.3	$15,390.3
Liabilities
Compensation and benefits	$250.9	$444.5
Accounts payable and accrued expenses	260.8	262.8
Commissions	454.1	437.7
Deposits	654.4	586.8
Income taxes	211.8	20.8
Debt	1,197.8	1,197.7
Liabilities of consolidated variable interest entities
Debt, at fair value	936.6	988.5
Other, at fair value	16.3	10.9
Liabilities of consolidated sponsored investment products
Debt	122.8	108.9
Other (including $36.8 and nil at fair value at December 31, 2013 and September 30, 2013)	45.3	8.5
Deferred taxes	271.6	272.5
Other	248.7	243.4
Total liabilities	4,671.1	4,583.0
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	153.8	121.8
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(in millions)	December 31, 2013	September 30, 2013
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 630,916,855 and 630,917,532 shares issued and outstanding at December 31, 2013 and September 30, 2013	63.1	63.1
Retained earnings	10,423.6	9,991.2
Appropriated retained earnings of consolidated variable interest entities	17.5	12.7
Accumulated other comprehensive income	2.9	6.1
Total Franklin Resources, Inc. stockholders’ equity	10,507.1	10,073.1
Nonredeemable noncontrolling interests	577.3	612.4
Total stockholders’ equity	11,084.4	10,685.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,909.3	$15,390.3
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended December 31,
(in millions)	2013	2012
Net Income	$596.0	$504.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	34.2	32.9
Depreciation and other amortization	25.1	21.0
Stock-based compensation	30.9	27.6
Excess tax benefit from stock-based compensation	(2.8)	(5.7)
Gains on sale of assets	(20.2)	(20.6)
Income from investments in equity method investees	(24.9)	(21.8)
Net (gains) losses on other investments of consolidated sponsored investment products	16.2	(14.1)
Net (gains) losses of consolidated variable interest entities	(6.6)	17.5
Other	(2.2)	3.6
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(126.2)	(56.1)
Increase in trading securities, net	(36.8)	(66.4)
Increase in trading securities of consolidated sponsored investment products, net	(230.4)	(10.5)
Decrease in accrued compensation and benefits	(193.9)	(162.7)
Increase (decrease) in commissions payable	16.4	(109.3)
Increase in income taxes payable	194.5	149.4
Increase (decrease) in other liabilities	55.4	(3.1)
Net cash provided by operating activities	324.7	286.4
Purchase of investments	(80.1)	(78.4)
Liquidation of investments	194.1	237.5
Purchase of investments by consolidated sponsored investment products	(95.2)	(41.8)
Liquidation of investments by consolidated sponsored investment products	32.1	48.6
Purchase of investments by consolidated variable interest entities	(45.0)	(243.1)
Liquidation of investments by consolidated variable interest entities	128.0	140.6
Decrease (increase) in loans receivable, net	30.9	(24.9)
Additions of property and equipment, net	(15.0)	(12.3)
Acquisition of subsidiary, net of cash acquired	—	5.7
Increase (decrease) in cash from net consolidation (deconsolidation) of sponsored investment products	(34.0)	2.6
Net cash provided by investing activities	115.8	34.5
Increase in deposits	66.5	213.5
Issuance of common stock	7.2	11.4
Dividends paid on common stock	(64.1)	(757.9)
Repurchase of common stock	(137.1)	(98.0)
Excess tax benefit from stock-based compensation	2.8	5.7
Payments on debt	—	(479.4)
Proceeds from issuance of debt by consolidated sponsored investment products	190.3	133.5
Payments on debt by consolidated sponsored investment products	(176.8)	(146.7)
Payments on debt by consolidated variable interest entities	(60.0)	(40.4)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2013	2012
Payments on contingent consideration liability	$(2.7)	$—
Noncontrolling interests	101.4	17.9
Net cash used in financing activities	(72.5)	(1,140.4)
Effect of exchange rate changes on cash and cash equivalents	8.6	10.8
Increase (decrease) in cash and cash equivalents	376.6	(808.7)
Cash and cash equivalents, beginning of period	6,323.1	6,051.4
Cash and Cash Equivalents, End of Period	$6,699.7	$5,242.7

Supplemental Disclosure of Non-Cash Activities
Transfer of loans receivable, net to loans held for sale	$189.2	$—
Contingent consideration liability recognized due to acquisition	—	90.6
Increase in noncontrolling interests due to acquisition	—	38.2
Increase in noncontrolling interests due to net consolidation of sponsored investment products	—	4.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$68.0	$61.6
Cash paid for interest	14.2	19.4
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	11.9	11.4
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2013
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2013 (“fiscal year 2013”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2013.
Note 2 – New Accounting Guidance
On October 1, 2013, the Company adopted new Financial Accounting Standards Board guidance that requires an entity to report significant reclassifications out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. See Note 12 – Accumulated Other Comprehensive Income for the expanded disclosures.
Note 3 – Stockholders' Equity and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the three months ended December 31, 2013
Balance at October 1, 2013	$10,073.1	$612.4	$10,685.5	$121.8
Net income (loss)	603.8	(17.2)	586.6	9.4
Net income reclassified to appropriated retained earnings	4.8	(4.8)	—
Other comprehensive loss	(3.2)		(3.2)
Cash dividends on common stock	(75.9)		(75.9)
Repurchase of common stock	(137.1)		(137.1)
Noncontrolling interests
Net subscriptions (redemptions)		(13.1)	(13.1)	114.5
Net deconsolidation of sponsored investment products		—	—	(91.9)
Other[1]	41.6		41.6
Balance at December 31, 2013	$10,507.1	$577.3	$11,084.4	$153.8
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the three months ended December 31, 2012
Balance at October 1, 2012	$9,201.3	$559.2	$9,760.5	$26.7
Net income (loss)	516.1	(12.7)	503.4	1.3
Net loss reclassified to appropriated retained earnings	(18.5)	18.5	—
Other comprehensive income	1.8		1.8
Cash dividends on common stock	(702.0)		(702.0)
Repurchase of common stock	(98.0)		(98.0)
Noncontrolling interests
Net subscriptions		12.5	12.5	5.4
Net consolidation of sponsored investment products		4.1	4.1	—
Acquisition		5.4	5.4	32.8
Other[1]	47.1		47.1
Balance at December 31, 2012	$8,947.8	$587.0	$9,534.8	$66.2
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three months ended December 31, 2013 and 2012, the Company repurchased 2.5 million and 2.2 million shares of its common stock at a cost of $137.1 million and $98.0 million under its stock repurchase program. In December 2013, the Company's Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At December 31, 2013, 38.7 million shares of common stock remained available for repurchase under the stock repurchase program, which is not subject to an expiration date.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2013	2012
Net Income Attributable to Franklin Resources, Inc.	$603.8	$516.1
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3.5	4.0
Net Income Available to Common Stockholders	$600.3	$512.1

Weighted-average shares outstanding – basic	628.1	634.5
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.4	0.9
Weighted-Average Shares Outstanding – Diluted	628.5	635.4

Earnings per Share
Basic	$0.96	$0.81
Diluted	0.96	0.81
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.1 million and 0.5 million for the three months ended December 31, 2013 and 2012.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated variable interest entities (“VIEs”) and consolidated sponsored investment products (“SIPs”). See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2013	September 30, 2013
Investment securities, trading	$1,235.2	$1,196.7
Investment securities, available-for-sale
SIPs	466.7	534.6
Securities of U.S. states and political subdivisions	17.5	23.1
Securities of the U.S. Treasury and federal agencies	2.3	2.3
Mortgage-backed securities – agency residential[1]	92.9	110.9
Other equity securities	7.1	11.3
Total investment securities, available-for-sale	586.5	682.2
Investments in equity method investees	589.1	485.4
Other investments	69.6	74.9
Total	$2,480.4	$2,439.2
__________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At December 31, 2013 and September 30, 2013, investment securities with aggregate carrying amounts of $71.5 million and $82.5 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $16.3 million and $28.4 million were pledged as collateral for amounts available in secured Federal Home Loan Bank (“FHLB”) short-term borrowing capacity, and $6.9 million and $7.1 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 7 - Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of December 31, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$403.5	$64.9	$(1.7)	$466.7
Securities of U.S. states and political subdivisions	16.9	0.6	—	17.5
Securities of the U.S. Treasury and federal agencies	2.3	—	—	2.3
Mortgage-backed securities – agency residential	91.2	1.7	—	92.9
Other equity securities	6.6	0.5	—	7.1
Total	$520.5	$67.7	$(1.7)	$586.5

(in millions)		Gross Unrealized
as of September 30, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$465.4	$71.7	$(2.5)	$534.6
Securities of U.S. states and political subdivisions	22.3	0.8	—	23.1
Securities of the U.S. Treasury and federal agencies	2.3	—	—	2.3
Mortgage-backed securities – agency residential	108.9	2.0	—	110.9
Other equity securities	10.9	0.4	—	11.3
Total	$609.8	$74.9	$(2.5)	$682.2

The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of December 31, 2013
SIPs	$18.0	$(1.6)	$1.4	$(0.1)	$19.4	$(1.7)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2013
SIPs	$50.3	$(2.4)	$1.4	$(0.1)	$51.7	$(2.5)

The Company recognized other-than-temporary impairment of available-for-sale SIPs in the amounts of $0.4 million and $0.3 million, and other-than-temporary impairment of other investments in the amounts of $0.2 million and nil for the three months ended December 31, 2013 and 2012.
At December 31, 2013, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$5.1	$5.3
Due after one year through five years	12.5	12.9
Due after five years through ten years	—	—
Due after ten years	1.6	1.6
Total	$19.2	$19.8
Mortgage-backed securities are not included in the table above as their actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated VIEs and consolidated SIPs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2013
Assets
Investment securities, trading	$1,161.0	$74.2	$—	$1,235.2
Investment securities, available-for-sale
SIPs	466.7	—	—	466.7
Securities of U.S. states and political subdivisions	—	17.5	—	17.5
Securities of the U.S. Treasury and federal agencies	—	2.3	—	2.3
Mortgage-backed securities – agency residential	—	92.9	—	92.9
Other equity securities	2.3	4.8	—	7.1
Life settlement contracts	—	—	13.9	13.9
Total Assets Measured at Fair Value	$1,630.0	$191.7	$13.9	$1,835.6
Liabilities
Contingent consideration liabilities	$—	$—	$101.2	$101.2

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Investment securities, trading	$1,121.5	$75.2	$—	$1,196.7
Investment securities, available-for-sale
SIPs	534.6	—	—	534.6
Securities of U.S. states and political subdivisions	—	23.1	—	23.1
Securities of the U.S. Treasury and federal agencies	—	2.3	—	2.3
Mortgage-backed securities – agency residential	—	110.9	—	110.9
Other equity securities	11.3	—	—	11.3
Life settlement contracts	—	—	13.8	13.8
Total Assets Measured at Fair Value	$1,667.4	$211.5	$13.8	$1,892.7
Liabilities
Contingent consideration liabilities	$—	$—	$97.7	$97.7
The fair values of substantially all trading investments, all available-for-sale SIPs and certain other equity securities are determined based on their published net asset values. The fair values of certain trading investments, all available-for-sale debt securities and certain other equity securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness. The fair value of life settlement contracts is determined using a discounted cash flow valuation technique.
The fair value of contingent consideration liabilities is determined using an income-based method which considers the net present value of anticipated future cash flows. Substantially all of the balance relates to the Company's commitment to acquire the remaining interests in K2 Advisors Holdings, LLC. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2013 and 2012.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2013		2012
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended December 31,
Balance at beginning of period	$13.8	$(97.7)	$14.8	$—
Acquisition	—	—	—	(90.6)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.7	—	0.4	—
Included in general, administrative and other expense	—	(5.9)	—	(2.4)
Other	—	(0.3)	—	(0.3)
Purchases	0.1	—	0.6	—
Sales	(0.7)	—	(1.6)	—
Settlements	—	2.7	(1.2)	3.0
Balance at End of Period	$13.9	$(101.2)	$13.0	$(90.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at period end	$0.3	$(6.2)	$0.4	$(2.7)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.9	Discounted cash flow	Life expectancy	25–158 months (75)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	101.2	Discounted cash flow	AUM growth rate	6.0%–21.3% (14.2%)
			EBITDA margin	28.2% - 43.2% (35.7%)
			Discount rate	14.0%

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.8	Discounted cash flow	Life expectancy	25–160 months (76)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	97.7	Discounted cash flow	AUM growth rate	6.0%–25.0% (14.6%)
			EBITDA margin	26.4% - 38.9% (34.4%)
			Discount rate	14.0%
For life settlement contracts, a significant increase (decrease) in the life expectancy or the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
For contingent consideration liabilities, a significant increase (decrease) in the AUM growth rate or EBITDA margin, or decrease (increase) in the discount rate, in isolation would result in a significantly higher (lower) fair value measurement.

Financial instruments that were not measured at fair value were as follows:

(in millions)		December 31, 2013		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,552.2	$6,552.2	$6,186.0	$6,186.0
Other investments[1]	2 or 3	55.7	64.3	61.1	69.2
Loans held for sale	2	189.2	189.7	—	—
Loans receivable, net	2	9.6	9.8	229.7	230.1
Financial Liabilities
Deposits	2	$654.4	$654.4	$586.8	$587.2
Debt	2	1,197.8	1,209.1	1,197.7	1,221.5
_________________
1     Primarily consist of Level 3 assets.
Note 7 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	December 31, 2013	September 30, 2013	Effective Interest Rate
$250 million 3.125% notes due May 2015	$249.9	$249.9	3.32%
$300 million 1.375% notes due September 2017	298.8	298.7	1.66%
$350 million 4.625% notes due May 2020	349.7	349.7	4.74%
$300 million 2.800% notes due September 2022	299.4	299.4	2.93%
Total Debt	$1,197.8	$1,197.7
At December 31, 2013, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At December 31, 2013, the Company was in compliance with the covenants of the notes.
At December 31, 2013, maturities for debt were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2014	$—
2015	249.9
2016	—
2017	298.8
2018	—
Thereafter	649.1
Total	$1,197.8
At December 31, 2013, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $70.0 million available through the secured Federal Reserve Bank short-term discount window, $15.5 million available in secured FHLB short-term borrowing capacity and $14.1 million available in uncommitted short-term bank lines of credit.

Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products
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
The balances of consolidated VIEs and consolidated SIPs included in the Company's condensed consolidated balance sheets were as follows:

	December 31, 2013			September 30, 2013
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$65.3	$82.2	$147.5	$44.0	$93.1	$137.1
Receivables	5.5	24.9	30.4	37.7	19.1	56.8
Investments, at fair value	908.8	1,369.4	2,278.2	941.1	1,203.2	2,144.3
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$979.6	$1,477.2	$2,456.8	$1,022.8	$1,316.1	$2,338.9
Liabilities
Accounts payable and accrued expenses	$—	$33.3	$33.3	$—	$25.2	$25.2
Debt, at fair value	936.6	—	936.6	988.5	—	988.5
Debt	—	122.8	122.8	—	108.9	108.9
Other liabilities	16.3	45.3	61.6	10.9	8.5	19.4
Total liabilities	952.9	201.4	1,154.3	999.4	142.6	1,142.0
Redeemable Noncontrolling Interests	—	153.8	153.8	—	121.8	121.8
Stockholders' Equity
Franklin Resources, Inc.'s interests	26.7	560.4	587.1	23.4	454.8	478.2
Nonredeemable noncontrolling interests	—	561.6	561.6	—	596.9	596.9
Total stockholders' equity	26.7	1,122.0	1,148.7	23.4	1,051.7	1,075.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$979.6	$1,477.2	$2,456.8	$1,022.8	$1,316.1	$2,338.9
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2013 and 2012.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

	Three Months Ended December 31,
(in millions)	2013	2012
Net gains from changes in fair value of assets	$13.4	$22.2
Net losses from changes in fair value of liabilities	(7.7)	(41.3)
Total Net Gains (Losses)	$5.7	$(19.1)

The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of December 31, 2013
Unpaid principal balance	$910.2	$7.9	$968.5
Difference between unpaid principal balance and fair value	(1.4)	(7.7)	(31.9)
Fair Value	$908.8	$0.2	$936.6

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2013
Unpaid principal balance	$943.6	$7.9	$1,017.8
Difference between unpaid principal balance and fair value	(2.5)	(7.7)	(29.3)
Fair Value	$941.1	$0.2	$988.5
Consolidated SIPs
Consolidated SIPs consist of non-VIE limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 32 SIPs as of December 31, 2013, and 36 SIPs as of September 30, 2013. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company's investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company's level of ownership.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	December 31, 2013			September 30, 2013
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$359.0	$359.0	$—	$244.1	$244.1
Other debt securities	908.8	254.4	1,163.2	941.1	272.3	1,213.4
Other equity securities	—	756.0	756.0	—	686.8	686.8
Total Investments	$908.8	$1,369.4	$2,278.2	$941.1	$1,203.2	$2,144.3
Investments of consolidated VIEs consist of corporate debt securities. Investment securities, trading held by consolidated SIPs consist of debt and equity securities that are traded in active markets. Other debt and equity securities held by consolidated SIPs primarily consist of direct investments in secured and unsecured debt securities and equity securities of entities in emerging markets, which are generally not traded in active markets. Other equity securities also include investments in funds that are not traded in active markets.
Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

	December 31, 2013	Effective Interest Rate	September 30, 2013	Effective Interest Rate
(dollars in millions)
Debt of consolidated VIEs, at fair value, due fiscal years 2018-2024	$936.6	1.34%	$988.5	1.32%
Debt of consolidated SIPs due fiscal years 2014-2019	122.8	3.83%	108.9	4.08%
Total Debt	$1,059.4		$1,097.4
The debt of consolidated VIEs had floating interest rates ranging from 0.47% to 9.75% at December 31, 2013, and from 0.50% to 9.77% at September 30, 2013.

The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.30% to 5.83% at December 31, 2013, and from 2.45% to 5.83% at September 30, 2013. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
At December 31, 2013, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2014	$55.9
2015	—
2016	—
2017	27.8
2018	321.5
Thereafter	654.2
Total	$1,059.4
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis. See Note 6 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$65.3	$—	$—	$65.3
Receivables of consolidated VIEs	—	5.5	—	5.5
Investments of consolidated VIEs	—	908.3	0.5	908.8
Investments of consolidated SIPs
Debt securities	0.8	122.0	254.4	377.2
Equity securities	217.9	271.7	502.6	992.2
Total Assets Measured at Fair Value	$284.0	$1,307.5	$757.5	$2,349.0
Liabilities
Debt of consolidated VIEs	$—	$884.4	$52.2	$936.6
Other liabilities of consolidated VIEs	—	16.3	—	16.3
Other liabilities of consolidated SIPs	17.5	19.3	—	36.8
Total Liabilities Measured at Fair Value	$17.5	$920.0	$52.2	$989.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$44.0	$—	$—	$44.0
Receivables of consolidated VIEs	—	37.7	—	37.7
Investments of consolidated VIEs	—	940.6	0.5	941.1
Investments of consolidated SIPs
Debt securities	4.5	83.8	272.3	360.6
Equity securities	158.1	213.6	470.9	842.6
Total Assets Measured at Fair Value	$206.6	$1,275.7	$743.7	$2,226.0
Liabilities
Debt of consolidated VIEs	$—	$928.8	$59.7	$988.5
Other liabilities of consolidated VIEs	—	10.9	—	10.9
Total Liabilities Measured at Fair Value	$—	$939.7	$59.7	$999.4
The fair value of cash and cash equivalents of consolidated VIEs is based on quoted market prices. The fair values of the other assets and liabilities of consolidated VIEs are primarily obtained from independent third-party broker or dealer price quotes.

The fair value of a portion of the debt of consolidated VIEs is determined using significant unobservable inputs in a market-based approach.
Investments of consolidated SIPs consist of trading securities and other investments that are not generally traded in active markets. The fair value of the trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. The fair value of debt and equity securities not traded in active markets, other than fund products, is determined using significant unobservable inputs in either a market-based or income-based approach. The fair value of fund products not traded in active markets is determined using net asset value (“NAV”) as a practical expedient.
Other liabilities of consolidated SIPs consist primarily of short positions in debt and equity securities and are measured at fair value. The fair value of the liabilities is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices securities are not available.
The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)	Redemption Frequency	Fair Value Level	December 31, 2013	September 30, 2013
Hedge funds	Monthly or quarterly	2	$22.3	$6.6
Global fixed-income fund	Monthly	2	227.6	191.8
Hedge funds	Annually or triennially	3	2.1	1.5
Real estate and private equity funds	Nonredeemable	3	255.3	242.1
Total			$507.3	$442.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of 4.5 years and 4.7 years at December 31, 2013 and September 30, 2013. The consolidated SIPs' unfunded commitments to these funds totaled $148.6 million and $135.5 million at December 31, 2013 and September 30, 2013, of which the Company was contractually obligated to fund $3.5 million and $2.8 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were nil and $47.0 million, and transfers into Level 1 from Level 2 were $0.1 million and nil during the three months ended December 31, 2013 and 2012. The transfers into Level 2 from Level 1 during the prior year consisted of securities for which the quoted market prices were adjusted as of December 31, 2012 due to significant price changes in U.S.-traded market proxies resulting from the resolution of U.S. fiscal cliff negotiations. The impacted securities trade in 16 different countries in Europe, Asia and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. The transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2013		Debt	Equity
Balance at October 1, 2013	$0.5	$272.3	$470.9	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	—	(27.7)	(3.7)	(31.4)	7.5
Purchases	—	22.2	50.2	72.4	—
Sales	—	(13.9)	(15.6)	(29.5)	—
Effect of exchange rate changes	—	1.5	0.8	2.3	—
Balance at December 31, 2013	$0.5	$254.4	$502.6	$757.5	$(52.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2013	$—	$(28.8)	$(3.3)	$(32.1)	$7.5

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2012	Debt	Equity
Balance at October 1, 2012	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains (losses) included in investment and other income, net	8.5	9.8	18.3	(10.4)
Purchases	23.3	19.4	42.7	—
Sales	(26.6)	(20.7)	(47.3)	—
Acquisition	—	0.8	0.8	—
Effect of exchange rate changes	3.5	1.3	4.8	—
Balance at December 31, 2012	$326.2	$537.6	$863.8	$(78.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2012	$6.2	$8.0	$14.2	$(10.4)
There were no transfers into or out of Level 3 during the three months ended December 31, 2013 and 2012.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$254.4	Discounted cash flow	Discount rate	3.2%–20.0% (12.7%)
			Risk premium	0.0%–19.3% (3.4%)

Equity securities	154.2	Market comparable companies	EBITDA multiple	5.0–10.2 (8.9)
			Discount for lack of marketability	20.0%
	71.9	Discounted cash flow	Discount rate	8.0%–18.0% (14.6%)
			Discount for lack of marketability	0.0%–50.0% (21.0%)
	19.1	Market pricing	Price to book value ratio	1.7

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$272.3	Discounted cash flow	Discount rate	5.7%–25.6% (8.3%)
			Risk premium	0.0%–19.3% (2.2%)

Equity securities	137.4	Market comparable companies	EBITDA multiple	5.0–10.2 (8.0)
			Discount for lack of marketability	20.0%–30.0% (23.7%)
	70.8	Discounted cash flow	Discount rate	12.0%–18.0% (16.2%)
			Discount for lack of marketability	0.0%–50.0% (20.6%)
	19.1	Market pricing	Price to book value ratio	1.7
Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares at December 31, 2013 and September 30, 2013.
The fair values of Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At December 31, 2013 and September 30, 2013, the exclusions consisted of $52.2 million and $59.7 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $257.4 million and $243.6 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)		December 31, 2013		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$82.2	$82.2	$93.1	$93.1
Financial Liabilities
Debt of consolidated SIPs	3	122.8	125.2	108.9	110.4
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

(in millions)	December 31, 2013	September 30, 2013
Receivables	$53.9	$46.3
Investments	205.8	198.5
Total	$259.7	$244.8
The Company’s total AUM of non-consolidated VIEs was $39.2 billion at December 31, 2013 and $37.3 billion at September 30, 2013.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2013 or the three months ended December 31, 2013.
Note 9 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2013 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At December 31, 2013 and September 30, 2013, the Company held cash of $165.3 million and $236.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At December 31, 2013, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2013.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $220.3 million at December 31, 2013. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2013	3,732	$40.61
Granted	2,586	53.89
Vested	(442)	39.26
Forfeited/canceled	(62)	43.52
Nonvested Balance at December 31, 2013	5,814	$46.59
Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2013	2012
Investment and Other Income, Net
Dividend income	$3.1	$2.8
Interest income	2.3	3.1
Gains on trading investment securities, net	3.4	5.3
Realized gains on sale of investment securities, available-for-sale	19.6	21.2
Realized losses on sale of investment securities, available-for-sale	(0.6)	—
Income from investments in equity method investees	24.9	21.8
Other-than-temporary impairment of investments	(0.6)	(0.3)
Gains (losses) on investments of consolidated SIPs, net	(5.3)	20.9
Gains (losses) on assets and liabilities of consolidated VIEs, net	5.7	(19.1)
Foreign currency exchange losses, net	(10.5)	(11.3)
Other, net	6.2	1.1
Total	48.2	45.5
Interest Expense	(12.6)	(14.5)
Other Income, Net	$35.6	$31.0
Substantially all of the dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in non-consolidated SIPs. Interest income was primarily generated by cash equivalents and investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of available-for-sale securities were $125.6 million and $159.0 million for the three months ended December 31, 2013 and 2012.
Net gains recognized on the Company's trading investment securities that were held at December 31, 2013 and 2012 were $1.9 million and $1.7 million. Net gains recognized on trading investment securities of consolidated SIPs that were held at December 31, 2013 and 2012 were $10.0 million and $6.2 million.

Note 12 – Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2013
Balance at September 30, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	0.9	8.1	(1.3)	7.7
Reclassifications to investment and other income, net, net of tax	(10.9)	—	—	(10.9)
Total other comprehensive income	(10.0)	8.1	(1.3)	(3.2)
Balance at December 31, 2013	$61.9	$(55.1)	$(3.9)	$2.9
Note 13 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. regulatory capital requirements. Based on the Company's calculations, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in millions)	December 31, 2013	September 30, 2013	Capital Adequacy Minimum
Tier 1 capital	$7,898.7	$7,449.2	N/A
Total risk-based capital	7,930.4	7,482.6	N/A
Tier 1 leverage ratio	58%	58%	4%
Tier 1 risk-based capital ratio	59%	58%	4%
Total risk-based capital ratio	59%	58%	8%
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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2013 (“fiscal year 2013”) filed with the U.S. Securities and Exchange Commission (the “SEC”), and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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
During the three months ended December 31, 2013, the global equity markets provided strong gains, evidenced by increases of 8% in the MSCI World Index and 11% in the S&P 500 Index. While the equity markets benefited from an improved global economic outlook, the global bond markets remained unstable and the Barclays Global Aggregate Index decreased 0.4%. The overall market improvement benefited our assets under management, fee revenues and operating income, all of which increased significantly from the first quarter of fiscal year 2013.
Our total AUM at December 31, 2013 was $879.1 billion, 4% higher than at September 30, 2013 and 12% higher than at December 31, 2012. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2013 increased 13% from the same period in the prior fiscal year, primarily driven by $77.3 billion of market appreciation and $24.0 billion of net new flows during the previous twelve months.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2013	2012
Operating revenues	$2,109.5	$1,901.8	11%
Operating income	813.1	685.1	19%
Net income attributable to Franklin Resources, Inc.	603.8	516.1	17%
Diluted earnings per share	$0.96	$0.81	19%
Operating margin[1]	38.5%	36.0%
___________________

[1]	Defined as operating income divided by total operating revenues.

Operating income increased $128.0 million and net income attributable to Franklin Resources, Inc. increased $87.7 million for the three months ended December 31, 2013. The increases were primarily due to a 14% increase in investment management fees, which was driven by a 13% increase in average AUM.
Diluted earnings per share increased consistent with the increase in net income and a 1% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2013.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(dollar amounts in billions)	December 31, 2013	December 31, 2012	Percent Change
Equity
Global/international	$260.4	$222.2	17%
United States	105.3	81.2	30%
Total equity	365.7	303.4	21%
Hybrid	147.8	121.0	22%
Fixed-Income
Tax-free	69.0	84.3	(18)%
Taxable
Global/international	231.3	209.8	10%
United States	58.7	57.6	2%
Total fixed-income	359.0	351.7	2%
Cash Management	6.6	5.7	16%
Total	$879.1	$781.8	12%
Average for the Three-Month Period	$865.9	$763.6	13%
AUM at December 31, 2013 increased 12% from December 31, 2012, primarily due to $77.3 billion of market appreciation and $24.0 billion of net new flows during the twelve-month period. Strong positive returns in global markets resulted in valuation increases in all long-term investment objectives with the exception of tax-free fixed-income, which was negatively impacted by investor concerns regarding the economic outlook for certain municipalities. The net new flows were primarily driven by inflows in global/international fixed-income and hybrid products, partially offset by outflows from tax-free fixed-income products.
Average AUM benefited from the same factors, increasing 13% during the three months ended December 31, 2013, as compared to the same period in the prior fiscal year. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(dollar amounts in billions)	Average AUM		Percent	Mix of Average AUM
for the three months ended December 31,	2013	2012	Change	2013	2012
Equity
Global/international	$254.6	$216.5	18%	29%	28%
United States	101.8	81.3	25%	12%	11%
Total equity	356.4	297.8	20%	41%	39%
Hybrid	143.1	115.2	24%	16%	15%
Fixed-Income
Tax-free	71.0	84.3	(16)%	8%	11%
Taxable
Global/international	230.2	203.1	13%	27%	27%
United States	58.7	57.2	3%	7%	7%
Total fixed-income	359.9	344.6	4%	42%	45%
Cash Management	6.5	6.0	8%	1%	1%
Total	$865.9	$763.6	13%	100%	100%

Components of the change in AUM were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2013	2012
Beginning AUM	$844.7	$749.9	13%
Long-term sales	49.8	46.0	8%
Long-term redemptions	(49.7)	(44.7)	11%
Net cash management	(0.1)	(1.0)	(90)%
Net new flows	—	0.3	NM
Reinvested distributions	9.7	9.1	7%
Net flows	9.7	9.4	3%
Distributions	(11.3)	(11.0)	3%
Acquisition	—	8.7	(100)%
Appreciation and other[1]	36.0	24.8	45%
Ending AUM	$879.1	$781.8	12%
__________________

[1]	Includes impact of foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	15.1	6.1	6.5	1.9	15.9	4.3	—	49.8
Long-term redemptions	(12.3)	(6.1)	(4.1)	(4.5)	(18.4)	(4.3)	—	(49.7)
Net exchanges	0.3	0.4	0.8	(0.8)	(0.6)	(0.2)	0.1	—
Net cash management	—	—	—	—	—	—	(0.1)	(0.1)
Net new flows	3.1	0.4	3.2	(3.4)	(3.1)	(0.2)	—	—
Reinvested distributions	3.0	2.5	1.5	0.6	1.6	0.5	—	9.7
Net flows	6.1	2.9	4.7	(2.8)	(1.5)	0.3	—	9.7
Distributions	(3.3)	(2.7)	(1.7)	(0.8)	(2.2)	(0.6)	—	(11.3)
Appreciation and other[1]	13.7	7.9	7.3	0.2	6.2	0.7	—	36.0
AUM at December 31, 2013	$260.4	$105.3	$147.8	$69.0	$231.3	$58.7	$6.6	$879.1
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2012	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	9.6	3.4	5.5	3.8	19.7	4.0	—	46.0
Long-term redemptions	(13.8)	(5.1)	(4.8)	(3.2)	(14.0)	(3.8)	—	(44.7)
Net exchanges	(0.2)	(0.3)	(0.2)	—	0.2	0.2	0.3	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(4.4)	(2.0)	0.5	0.6	5.9	0.4	(0.7)	0.3
Reinvested distributions	2.5	1.4	1.2	0.6	2.9	0.5	—	9.1
Net flows	(1.9)	(0.6)	1.7	1.2	8.8	0.9	(0.7)	9.4
Distributions	(2.6)	(1.5)	(1.5)	(0.8)	(3.8)	(0.8)	—	(11.0)
Acquisition	—	—	8.7	—	—	—	—	8.7
Appreciation and other[1]	11.8	1.1	2.0	0.7	8.4	0.8	—	24.8
AUM at December 31, 2012	$222.2	$81.2	$121.0	$84.3	$209.8	$57.6	$5.7	$781.8
__________________

[1]	Includes impact of foreign exchange revaluation.

AUM increased $34.4 billion or 4% during the quarter ended December 31, 2013, primarily due to $36.0 billion of market appreciation. Positive returns in global markets, evidenced by increases in the MSCI World and S&P 500 indexes of 8% and 11%, resulted in market appreciation across all investment objectives, most significantly in equity and hybrid products. Long-term sales increased 8% to $49.8 billion, as compared to the prior-year period, primarily due to higher sales of equity and hybrid products, partially offset by lower sales of global/international and tax-free fixed-income products. Long-term redemptions increased 11% to $49.7 billion, primarily due to higher redemptions of fixed-income products.
AUM increased $31.9 billion or 4% during the quarter ended December 31, 2012, resulting from $24.8 billion of market appreciation and $8.7 billion from the acquisition of K2 Advisors Holdings, LLC (“K2”). The market appreciation mainly related to global/international equity and fixed-income products and reflected overall positive returns in global markets, as evidenced by an increase in the MSCI World Index of 3%.
Average AUM by sales region is shown below.

	Three Months Ended December 31,		Percent Change
(dollar amounts in billions)	2013	2012
United States	$559.6	$499.1	12%
International
Europe, the Middle East and Africa	150.7	124.9	21%
Asia-Pacific	88.7	78.7	13%
Canada	37.7	34.5	9%
Latin America[1]	29.2	26.4	11%
Total international	306.3	264.5	16%
Total	$865.9	$763.6	13%
__________________

[1]	Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended December 31, 2013. Our global/international fixed-income funds generated notable results with at least 89% of AUM exceeding the benchmarks and at least 97% of AUM exceeding the peer group medians for all four periods presented, as did our hybrid products with at least 85% of AUM exceeding the benchmarks and peer group medians for the three-, five- and ten-year periods. In addition, 99% of AUM in our tax-free fixed-income products exceeded the peer group median for the ten-year period. The performance of our global/international equity products has also been solid with at least 60% of AUM exceeding the benchmarks and peer group medians for all four periods; however the performance of our United States equity products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2013	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	64%	65%	60%	69%	60%	67%	67%	78%
United States	27%	12%	23%	41%	32%	51%	38%	46%
Total equity	52%	47%	48%	58%	51%	62%	57%	65%
Hybrid	86%	85%	88%	93%	16%	95%	100%	98%
Fixed-Income
Tax-free	10%	56%	59%	33%	15%	47%	55%	99%
Taxable
Global/international	94%	89%	96%	95%	97%	99%	99%	99%
United States	54%	70%	64%	55%	81%	79%	29%	58%
Total fixed-income	70%	79%	83%	75%	77%	85%	78%	92%
AUM measured in the benchmark and peer group rankings represents 89% and 86% of our total AUM as of December 31, 2013. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of December 31, 2013. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 21, 2014 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2013	2012
Investment management fees	$1,373.8	$1,199.9	14%
Sales and distribution fees	636.7	604.1	5%
Shareholder servicing fees	76.1	74.4	2%
Other, net	22.9	23.4	(2)%
Total Operating Revenues	$2,109.5	$1,901.8	11%
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
Investment management fees increased $173.9 million for the three months ended December 31, 2013, almost entirely due to a 13% increase in average AUM. Average AUM increased in all sales regions and across all long-term investment objectives, with the exception of tax-free fixed-income.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) increased to 63.5 basis points from 62.9 basis points for the three months ended December 31, 2013. The rate increase was primarily due to higher performance fees, partially offset by the impact of fee rebates, which were included in distribution expense in the prior year.

Performance-based investment management fees were $26.0 million and $2.9 million for the three months ended December 31, 2013 and 2012, with the increase primarily related to products managed by K2.
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
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2013	2012
Asset-based fees	$453.5	$403.7	12%
Sales-based fees	179.8	198.0	(9)%
Contingent sales charges	3.4	2.4	42%
Sales and Distribution Fees	$636.7	$604.1	5%
Asset-based distribution fees increased $49.8 million for the three months ended December 31, 2013 primarily due to a 10% increase in the related average AUM and a higher mix of equity AUM. Equity products typically generate higher distribution fees than fixed-income products. Annualized distribution fees as a percentage of average AUM were 0.21% for the three months ended December 31, 2013 and 2012.
Sales-based fees decreased $18.2 million for the three months ended December 31, 2013 primarily due to a lower mix of U.S. product commissionable sales and a 4% decrease in total commissionable sales. U.S. products typically generate higher sales fees than non-U.S. products. Sales fees as a percentage of commissionable sales were 3.1% and 3.3% for the three months ended December 31, 2013 and 2012. Commissionable sales represented 12% and 13% of total sales for the three months ended December 31, 2013 and 2012.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge SIPs these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements that were in place through December 31, 2013 provided that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees varies with the change in open accounts and the level of closed accounts that remain billable. A change to the pricing structure in Canada effective January 1, 2014 resulted in the bundling of investment management and servicing fees, therefore shareholder servicing fees are no longer charged to SIPs in Canada.
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trustee services, for which fees are based on the level of AUM.
Shareholder servicing fees increased $1.7 million for the three months ended December 31, 2013. The increase was primarily due to a $1.4 million increase in Europe primarily resulting from higher levels of AUM and a $1.1 million increase in the U.S. from a 7% increase in active accounts, partially offset by a $1.1 million decrease in Canada from a 6% decrease in billable shareholder accounts.
Other, Net
Other, net revenue primarily consists of interest and dividend income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue decreased $0.5 million for the three months ended December 31, 2013 primarily due to a $0.6 million decrease resulting from a continued decline in the level of lending activities.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2013	2012
Sales, distribution and marketing	$776.7	$730.9	6%
Compensation and benefits	349.0	335.1	4%
Information systems and technology	50.2	43.6	15%
Occupancy	33.1	33.4	(1)%
General, administrative and other	87.4	73.7	19%
Total Operating Expenses	$1,296.4	$1,216.7	7%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2013	2012
Asset-based expenses	$578.5	$514.6	12%
Sales-based expenses	164.0	183.4	(11)%
Amortization of deferred sales commissions	34.2	32.9	4%
Sales, Distribution and Marketing	$776.7	$730.9	6%
Asset-based expenses increased $63.9 million for the three months ended December 31, 2013 primarily due to distribution expense increases of $34.1 million related to non-U.S. products and $27.2 million related to U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 16% internationally and 8% in the U.S. The non-U.S. product expense increase was partially offset by a $10.8 million decrease related to fee rebates, which were included in distribution expense in the prior year. The U.S. product expenses were also impacted by a higher mix of equity and hybrid products, which generally have higher expense rates than fixed-income products. Annualized asset-based expenses as a percentage of average AUM were

0.27% for the three months ended December 31, 2013 and 2012. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $19.4 million for the three months ended December 31, 2013 primarily due to a lower mix of U.S. product commissionable sales and a 4% decrease in total commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products. Sales-based expenses as a percentage of sales-based fees were 91% and 93% for the three months ended December 31, 2013 and 2012.
Amortization of deferred sales commissions increased $1.3 million for the three months ended December 31, 2013 primarily due to higher deferred sales commissions in Canada resulting from a prior year change to self-financing of up-front commissions on shares sold without a front-end sales charge to investors.
Compensation and Benefits
Compensation and benefit expenses increased $13.9 million for the three months ended December 31, 2013 primarily due to a $15.5 million increase in salaries, wages and benefits. The increase primarily resulted from higher staffing levels and annual merit salary adjustments that were effective December 1, 2013 and 2012. Compensation and benefit expenses as a percentage of operating revenues were 17% and 18% for the three months ended December 31, 2013 and 2012. At December 31, 2013, our global workforce had increased to approximately 9,100 employees from approximately 8,700 employees at December 31, 2012.
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
Information Systems and Technology
Information systems and technology expenses increased $6.6 million for the three months ended December 31, 2013 primarily due to increases of $4.9 million related to higher investments in strategic technology projects for operational purposes and $1.6 million in external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2013	2012
Net carrying value at beginning of period	$93.5	$90.3
Additions, net of disposals	5.9	10.1
Amortization	(10.8)	(9.3)
Net Carrying Value at End of Period	$88.6	$91.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $0.3 million for the three months ended December 31, 2013 primarily due to a decrease in equipment lease expense, partially offset by an increase in building maintenance expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, advertising and promotion costs, professional fees, and other miscellaneous expenses.
General, administrative and other operating expenses increased $13.7 million for the three months ended December 31, 2013 primarily due to the acquisition of K2 in November 2012 and higher levels of professional and third party servicing fees. The change in the fair value of the K2 contingent consideration liability increased $3.3 million due to K2's performance and the amortization of K2's intangible assets increased $1.4 million due to the timing of the acquisition and final valuation of the assets. Professional fees increased $3.2 million due to changes in our private banking business and other corporate activities, and third party servicing fees increased $2.3 million primarily due to a pricing structure change.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) were as follows:

	Three Months Ended December 31,		Percent Change
(in millions)	2013	2012
Investment and other income, net	$48.2	$45.5	6%
Interest expense	(12.6)	(14.5)	(13)%
Other Income, Net	$35.6	$31.0	15%
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
Other income, net increased $4.6 million for the three months ended December 31, 2013 primarily due to several offsetting factors. Changes in the fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) resulted in $5.7 million of net gains as compared to $19.1 million of net losses in the prior year, income from equity method investees increased $3.1 million and interest expense decreased $1.9 million. These net increases were largely offset by $5.3 million of net losses from securities held by consolidated SIPs as compared to $20.9 million of net gains in the prior year.
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

The consolidated cash, cash equivalents and investments portfolio by investment objective at December 31, 2013 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$6,699.7	58%	$—	0%	$147.5	6%
Investment Securities
Equity
Global/international	519.2	5%	—	0%	426.0	17%
United States	24.5	0%	—	0%	—	0%
Total equity	543.7	5%	—	0%	426.0	17%
Hybrid	356.9	3%	—	0%	284.0	12%
Fixed-Income
Tax-free	17.5	0%	—	0%	—	0%
Taxable
Global/international	984.9	9%	75.1	6%	632.9	26%
United States	2,196.9	19%	1,160.1	94%	935.3	39%
Total fixed-income	3,199.3	28%	1,235.2	100%	1,568.2	65%
Total Investment Securities	4,099.9	36%	1,235.2	100%	2,278.2	94%
Other Investments	658.7	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$11,458.3	100%	$1,235.2	100%	$2,425.7	100%
Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $528.2 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 29.8% and 29.5% for the three months ended December 31, 2013 and 2012. The rate increase was primarily due to an increase in foreign earnings subject to U.S. taxes and the impact of changes in state tax legislation in the current year, partially offset by higher forecasted non-U.S. earnings in lower tax jurisdictions and lower net losses attributable to noncontrolling interests.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2013	2012
Cash Flow Data
Operating cash flows	$324.7	$286.4
Investing cash flows	115.8	34.5
Financing cash flows	(72.5)	(1,140.4)
Net cash provided by operating activities increased during the three months ended December 31, 2013 primarily due to increases in commissions payable, other liabilities and income taxes payable and higher net income, partially offset by higher net increases in trading securities of consolidated SIPs and receivables, prepaid expenses and other. Net cash provided by investing activities increased mainly due to lower purchases of investments by consolidated VIEs and a net decrease in loans receivable, partially offset by higher purchases of investments by consolidated SIPs, lower liquidations of investments, and a decrease in cash due to net deconsolidation of SIPs. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock in the current year and payments on debt in the prior year, partially offset by a lower increase in deposits.
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
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2013	September 30, 2013
Assets
Cash and cash equivalents	$6,552.2	$6,186.0
Receivables	1,019.2	982.1
Investments	2,360.3	2,280.8
Total Liquid Assets	$9,931.7	$9,448.9
Liabilities
Debt	1,197.8	1,197.7
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
Cash and cash equivalents at December 31, 2013 increased from September 30, 2013 primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 37% and 63% at both December 31, 2013 and September 30, 2013.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At December 31, 2013, our U.S. and non-U.S. subsidiaries held $2,101.9 million and $2,249.2 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,864.7 million and $2,178.7 million held at September 30, 2013. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $617.5 million and $338.4 million at December 31, 2013 and $551.0 million and $334.6 million at September 30, 2013.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2013, $1,197.8 million of the notes were outstanding with a total face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of December 31, 2013, we were in compliance with the covenants of the notes.
At December 31, 2013, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $70.0 million available through the secured Federal Reserve Bank short-term discount window, $15.5 million available in secured Federal Home Loan Bank short-term borrowing capacity and $14.1 million available in uncommitted short-term bank lines of credit.
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
We declare and pay dividends on a quarterly basis. We declared a regular cash dividend of $0.12 per share during the three months ended December 31, 2013, and a regular cash dividend of $0.097 per share and a special cash dividend of $1.00 per share during the three months ended December 31, 2012. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2013 and 2012, we repurchased 2.5 million and 2.2 million shares of our common stock at a cost of $137.1 million and $98.0 million. In December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2013, 38.7 million shares of our common stock remained available for repurchase under our common stock repurchase program, which is not subject to an expiration date.
During the three months ended December 31, 2013, we invested $82.5 million, net of redemptions, in our SIPs. We redeemed $11.7 million, net of investments, from our SIPs during the three months ended December 31, 2012.
In October 2012, we redeemed our outstanding 2.000% senior notes due in May 2013 at a make-whole redemption price of $305.4 million.
In November 2012, we acquired an ownership interest of approximately 69% in K2. The purchase consideration included a $182.9 million cash investment in K2, which was primarily used to retire $176.5 million of debt immediately following the acquisition.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2013, there were no material changes outside the ordinary course of business in our contractual obligations, commitments and contingent liabilities that are summarized in our Form 10-K for the fiscal year ended September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At December 31, 2013 and September 30, 2013, we held cash of $165.3 million and $236.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2013.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in an entity or are the primary beneficiary of a VIE. We also consolidate non-VIE limited partnerships and similar structures that we control.
Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and/or investment management fees earned from these entities. As of December 31, 2013, we were the primary beneficiary of three CLOs and two other SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2013, Level 3 assets represented 18% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities, comprised of debt of consolidated VIEs and contingent consideration liabilities, represented 14% of total liabilities measured at fair value at December 31, 2013. There were no transfers into or out of Level 3 during the three months ended December 31, 2013.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2013, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. As of December 31, 2013, the undiscounted future cash flow projections for $94.7 million, or 92%, of our definite-lived intangible assets exceeded their carrying values by at least 70%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 21%. As of December 31, 2013, a decline in these assets' related AUM of 43% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets during the three months ended December 31, 2013.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2013, our total AUM by fair value hierarchy level was 51% Level 1, 48% Level 2 and 1% Level 3.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.
RISK FACTORS
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our assets under management (“AUM”), revenues and income, and future declines may negatively impact our financial results. Such declines have had and may in the future have an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations in the countries in which we operate, including, among others, securities and other financial instruments, advisory, banking, accounting, tax, compensation, ethics and privacy laws and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), as well as other legislative and regulatory changes, impose additional restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing over-the-counter swaps and derivative transactions, certain categories of swaps are currently required, and further categories of swaps will be required, to be submitted for clearing by a regulated clearing organization, and the posting of collateral will be required for uncleared swaps.

These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. On December 10, 2013, the final Volcker Rule was issued by the U.S. Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission (“CFTC”), and the three banking agencies, the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (“OCC”). The effective date of the final rule is April 1, 2014, but banking institutions will have until July 21, 2015 to conform their activities and investments to the requirements of the Volcker Rule. We are continuing to prepare for the potential impact of the Volcker Rule and the final rules adopted thereunder. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of additional registration, disclosure and reporting requirements for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and regulated by the CFTC. Additionally, the SEC recently adopted its final rule setting forth the definition of a municipal adviser and requiring such advisers to register with the Municipal Securities Rulemaking Board. We are analyzing this rule to determine whether registration is required for certain Franklin entities. Further, the Foreign Account Tax Compliance Act ("FATCA"), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will impose customer due diligence, reporting and withholding requirements on certain non-U.S. financial institutions. Full implementation of FATCA and related intergovernmental agreements with foreign governments, which will impact our implementation of FATCA, will be phased in over a multi-year period, and additional guidance is expected over time. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. We are also subject to the rules and regulations promulgated by the CFTC and the National Futures Association. Because of our non-U.S. operations and/or trading in our sponsored investment products (“SIPs”) that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
We are also a bank holding company and a financial holding company subject to the supervision and regulation of the FRB and are subject to the restrictions, limitations and prohibitions of the Bank Holding Company Act of 1956 (the “BHC Act”) and the Gramm-Leach-Bliley Act. In addition, significant aspects of the Dodd-Frank Act relate to changes in the regulation of banks, thrifts, holding companies and related institutions, including with respect to regulation and supervision in the banking industry, and the imposition of various restrictions and limitations on certain activities of such entities. The Dodd-Frank Act, together with other regulatory initiatives, includes a number of measures that will increase capital and liquidity requirements, impose limits on leverage, and enhance supervisory authority and regulatory oversight of non-banking entities which may apply to our business. In July 2013, the U.S. federal banking agencies adopted new capital rules to implement the Basel Committee's capital framework, known as “Basel III”, for U.S. bank holding companies and banks. Basel III will impose more stringent capital requirements on Franklin and its banking subsidiaries. The new capital rules will become effective for Franklin, Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”) on January 1, 2015 (subject to certain phase-in periods through January 1, 2019). The FRB has indicated that it plans to propose further rules that would impose capital requirements beyond those required by the Basel III rules. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our banking subsidiaries Fiduciary Trust and FTB&T are subject to extensive regulation, supervision and examination by their respective banking regulators, which include the FDIC for both, the New York State Department of Financial Services for Fiduciary Trust, and the OCC for FTB&T.
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
U.S. regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Dodd-Frank Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act still require the adoption of rules to implement the Dodd-Frank Act and mandate multiple studies, which could result in additional legislative or regulatory action. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.
Failure to comply with the laws, rules or regulations in any of the non-U.S. jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environments of the non-U.S. jurisdictions where we conduct our business or where the funds and products we manage are organized or sold are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our non-U.S. jurisdictions could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. In recent years, the non-U.S. regulatory environments in which we operate have seen significant increased and evolving regulation, which has imposed and may continue to impose additional compliance and operational costs on us in the applicable jurisdictions. Regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products and services in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
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
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Recently, certain laws and regulations outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we may not have control. These investments may involve risks, including the risk that the controlling stakeholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers and other similar investment advisers and financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In addition, the U.K. and the Netherlands have adopted regimes which ban the payment of commissions to intermediaries in relation to certain sales to retail customers and similar regimes are under consideration in several other markets.

Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Our ability to successfully manage and grow our business can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate the varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.
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
Our business could be negatively affected if we or our banking subsidiaries fail to satisfy regulatory and supervisory standards. Franklin and its banking subsidiaries are subject to significant regulation, supervision and examination by their respective banking regulators, which includes minimum regulatory capital standards. Franklin is subject to minimum capital and other regulatory and supervisory standards because it is a bank holding company and financial holding company registered with and supervised by the FRB under the BHC Act, and Franklin’s banking subsidiaries are subject to substantially similar minimum capital rules and to other regulatory and supervisory standards administered by the FDIC and the OCC. Our business could be negatively affected if Franklin or its banking subsidiaries fail to meet these standards. Loss of financial holding company status could require that we either cease activities that are only permissible for us to engage in as a financial holding company or divest our banking subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. The U.S. federal banking agencies’ new capital rules implementing the Basel III capital framework in the U.S. will impose more stringent capital requirements on Franklin and its banking subsidiaries. In addition, liquidity needs could affect our banking services, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, interest rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.
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
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable, deposits and debt obligations. At December 31, 2013, we had exposure from $1,631.1 million of investments in debt securities and SIPs that invest in debt securities, $189.2 million of loans held for sale, $9.6 million of net loans receivable and $477.4 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We minimize the impact of changes in interest rates related to our debt obligations by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. At December 31, 2013, all of our outstanding debt was issued at fixed rates. In addition, we monitor the interest rates and average maturities of our loan and deposit portfolios.
As of December 31, 2013, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loans receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.

Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for 8% of the total cash and cash equivalents and investments at December 31, 2013. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 9% of the total cash and cash equivalents and investments at December 31, 2013. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at December 31, 2013. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $180.5 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,235.2	$1,358.7	$1,111.7
Investment securities, available-for-sale	586.5	645.2	527.9
Direct investments in consolidated VIEs and consolidated SIPs	570.1	627.1	513.1
Total	$2,391.8	$2,631.0	$2,152.7
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2013 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC includes a detailed discussion of the Risk Factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2013	558,500	$52.58	558,500	10,701,769
November 2013	1,008,649	$53.68	1,008,649	9,693,120
December 2013	975,505	$54.96	975,505	38,717,615
Total	2,542,654		2,542,654
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2013, 38.7 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 11, 2013 (File No. 001-09318)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	January 30, 2014	By:	/S/ KENNETH A. LEWIS
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
Registrant’s Amended and Restated Bylaws (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 11, 2013 (File No. 001-09318)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow