Form 10-Q
period 2014-03-31
FRANKLIN RESOURCES INC
filed 2014-04-28
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Outstanding: 627,689,616 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 21, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2014	2013	2014	2013
Operating Revenues
Investment management fees	$1,368.0	$1,267.5	$2,741.8	$2,467.4
Sales and distribution fees	638.6	642.7	1,275.3	1,246.8
Shareholder servicing fees	67.7	76.6	143.8	151.0
Other, net	21.6	26.8	44.5	50.2
Total operating revenues	2,095.9	2,013.6	4,205.4	3,915.4
Operating Expenses
Sales, distribution and marketing	766.3	780.8	1,543.0	1,511.7
Compensation and benefits	372.3	355.1	721.3	690.2
Information systems and technology	51.0	44.8	101.2	88.4
Occupancy	33.8	31.9	66.9	65.3
General, administrative and other	86.5	71.6	173.9	145.3
Total operating expenses	1,309.9	1,284.2	2,606.3	2,500.9
Operating Income	786.0	729.4	1,599.1	1,414.5
Other Income (Expenses)
Investment and other income, net	17.0	96.5	65.2	142.0
Interest expense	(11.4)	(10.9)	(24.0)	(25.4)
Other income, net	5.6	85.6	41.2	116.6
Income before taxes	791.6	815.0	1,640.3	1,531.1
Taxes on income	238.8	221.6	491.5	433.0
Net income	552.8	593.4	1,148.8	1,098.1
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	(7.2)	17.8	(24.4)	5.1
Redeemable noncontrolling interests	(1.0)	2.8	8.4	4.1
Net Income Attributable to Franklin Resources, Inc.	$561.0	$572.8	$1,164.8	$1,088.9
Earnings per Share
Basic	$0.89	$0.90	$1.85	$1.71
Diluted	0.89	0.90	1.84	1.70
Dividends per Share	$0.120	$0.097	$0.24	$1.19
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net Income	$552.8	$593.4	$1,148.8	$1,098.1
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	1.5	(16.9)	(8.5)	(19.0)
Currency translation adjustments, net of tax	(0.1)	(38.9)	8.0	(35.0)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.1	0.7	(1.2)	0.7
Total comprehensive income	554.3	538.3	1,147.1	1,044.8
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(7.2)	17.8	(24.4)	5.1
Redeemable noncontrolling interests	(1.0)	2.8	8.4	4.1
Comprehensive Income Attributable to Franklin Resources, Inc.	$562.5	$517.7	$1,163.1	$1,035.6
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(dollars in millions)	March 31, 2014	September 30, 2013
Assets
Cash and cash equivalents	$6,814.7	$6,186.0
Receivables	987.6	1,038.9
Investments (including $1,867.4 and $1,892.7 at fair value at March 31, 2014 and September 30, 2013)	2,610.6	2,439.2
Loans held for sale	218.3	—
Loans receivable, net	3.8	229.7
Assets of consolidated variable interest entities
Cash and cash equivalents	56.8	44.0
Investments, at fair value	878.4	941.1
Assets of consolidated sponsored investment products
Cash and cash equivalents	39.4	93.1
Investments, at fair value	1,339.3	1,203.2
Deferred taxes	118.8	112.4
Property and equipment, net	553.5	564.1
Goodwill and other intangible assets, net	2,346.7	2,359.2
Other	169.5	179.4
Total Assets	$16,137.4	$15,390.3
Liabilities
Compensation and benefits	$331.8	$444.5
Accounts payable and accrued expenses	261.5	262.8
Commissions	446.9	437.7
Deposits	674.1	586.8
Debt	1,197.9	1,197.7
Debt of consolidated variable interest entities, at fair value	886.2	988.5
Debt of consolidated sponsored investment products	145.3	108.9
Deferred taxes	266.3	272.5
Other	281.0	283.6
Total liabilities	4,491.0	4,583.0
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	173.2	121.8
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(dollars in millions, except per share data)	March 31, 2014	September 30, 2013
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 627,803,784 and 630,917,532 shares issued and outstanding at March 31, 2014 and September 30, 2013	62.8	63.1
Retained earnings	10,779.7	9,991.2
Appropriated retained earnings of consolidated variable interest entities	18.3	12.7
Accumulated other comprehensive income	4.4	6.1
Total Franklin Resources, Inc. stockholders’ equity	10,865.2	10,073.1
Nonredeemable noncontrolling interests	608.0	612.4
Total stockholders’ equity	11,473.2	10,685.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,137.4	$15,390.3
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended March 31,
(in millions)	2014	2013
Net Income	$1,148.8	$1,098.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	66.3	67.8
Depreciation and other amortization	50.8	46.8
Stock-based compensation	64.3	57.1
Excess tax benefit from stock-based compensation	(5.0)	(11.7)
Gains on sale of assets	(32.0)	(27.8)
Income from investments in equity method investees	(34.6)	(42.2)
Net (gains) losses on other investments of consolidated sponsored investment products	33.8	(46.0)
Net (gains) losses of consolidated variable interest entities	(8.3)	26.5
Other	(1.6)	3.9
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(112.0)	(201.7)
Increase in trading securities, net	(75.4)	(83.9)
Increase in trading securities of consolidated sponsored investment products, net	(437.8)	(69.3)
Originations of loans held for sale	(37.3)	—
Decrease in accrued compensation and benefits	(113.3)	(89.2)
Increase in commissions payable	9.2	38.9
Increase (decrease) in income taxes payable	(22.7)	16.6
Increase (decrease) in other liabilities	146.2	(12.1)
Net cash provided by operating activities	639.4	771.8
Purchase of investments	(138.3)	(137.4)
Liquidation of investments	287.5	321.3
Purchase of investments by consolidated sponsored investment products	(204.2)	(144.1)
Liquidation of investments by consolidated sponsored investment products	54.1	88.9
Purchase of investments by consolidated variable interest entities	(79.9)	(360.9)
Liquidation of investments by consolidated variable interest entities	215.0	333.4
Decrease in loans receivable, net	36.8	16.5
Decrease in loans held for sale	8.2	—
Additions of property and equipment, net	(28.4)	(28.2)
Acquisition of subsidiary, net of cash acquired	—	5.7
Increase (decrease) in cash from net consolidation (deconsolidation) of sponsored investment products	(148.9)	2.8
Net cash provided by investing activities	1.9	98.0
Increase in deposits	86.2	2.5
Issuance of common stock	20.4	27.3
Dividends paid on common stock	(139.9)	(759.3)
Repurchase of common stock	(315.9)	(121.3)
Excess tax benefit from stock-based compensation	5.0	11.7
Payments on debt	—	(479.4)
Proceeds from issuance of debt by consolidated sponsored investment products	408.3	301.1
Payments on debt by consolidated sponsored investment products	(372.4)	(324.8)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2014	2013
Payments on debt by consolidated variable interest entities	$(119.8)	$(95.3)
Payments on contingent consideration liability	(2.8)	—
Noncontrolling interests	367.5	87.6
Net cash used in financing activities	(63.4)	(1,349.9)
Effect of exchange rate changes on cash and cash equivalents	9.9	(15.5)
Increase (decrease) in cash and cash equivalents	587.8	(495.6)
Cash and cash equivalents, beginning of period	6,323.1	6,051.4
Cash and Cash Equivalents, End of Period	$6,910.9	$5,555.8

Supplemental Disclosure of Non-Cash Activities
Transfer of loans receivable, net to loans held for sale	$189.2	$—
Contingent consideration liability recognized due to acquisition	—	90.6
Increase in noncontrolling interests due to acquisition	—	38.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$537.1	$430.1
Cash paid for interest	21.1	26.8
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	23.3	24.7
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2013 (“fiscal year 2013”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2014.
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
Note 3 – Stockholders' Equity and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2014
Balance at October 1, 2013	$10,073.1	$612.4	$10,685.5	$121.8
Net income (loss)	1,164.8	(24.4)	1,140.4	8.4
Net income reclassified to appropriated retained earnings	5.6	(5.6)	—
Other comprehensive loss	(1.7)		(1.7)
Cash dividends on common stock	(151.4)		(151.4)
Repurchase of common stock	(315.9)		(315.9)
Noncontrolling interests
Net subscriptions		25.6	25.6	341.9
Net deconsolidation of sponsored investment products		—	—	(298.9)
Other[1]	90.7		90.7
Balance at March 31, 2014	$10,865.2	$608.0	$11,473.2	$173.2
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the six months ended March 31, 2013
Balance at October 1, 2012	$9,201.3	$559.2	$9,760.5	$26.7
Net income	1,088.9	5.1	1,094.0	4.1
Net loss reclassified to appropriated retained earnings	(28.2)	28.2	—
Other comprehensive loss	(53.3)		(53.3)
Cash dividends on common stock	(763.6)		(763.6)
Repurchase of common stock	(121.3)		(121.3)
Noncontrolling interests
Net subscriptions		55.6	55.6	32.0
Net consolidation (deconsolidation) of sponsored investment products		4.4	4.4	(15.1)
Acquisition		5.4	5.4	32.8
Other[1]	96.2		96.2
Balance at March 31, 2013	$9,420.0	$657.9	$10,077.9	$80.5
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three and six months ended March 31, 2014, the Company repurchased 3.4 million and 5.9 million shares of its common stock at a cost of $178.8 million and $315.9 million under its stock repurchase program. In December 2013, the Company's Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At March 31, 2014, 35.3 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2013, the Company repurchased 0.5 million and 2.7 million shares of its common stock at a cost of $23.3 million and $121.3 million.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net Income Attributable to Franklin Resources, Inc.	$561.0	$572.8	$1,164.8	$1,088.9
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3.9	4.0	7.3	7.4
Net Income Available to Common Stockholders	$557.1	$568.8	$1,157.5	$1,081.5

Weighted-average shares outstanding – basic	626.1	634.0	627.1	634.2
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.4	0.7	0.4	0.9
Weighted-Average Shares Outstanding – Diluted	626.5	634.7	627.5	635.1

Earnings per Share
Basic	$0.89	$0.90	$1.85	$1.71
Diluted	0.89	0.90	1.84	1.70
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.1 million for the three and six months ended March 31, 2014 and de minimus for the three and six months ended March 31, 2013.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated variable interest entities (“VIEs”) and consolidated sponsored investment products (“SIPs”). See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2014	September 30, 2013
Investment securities, trading	$1,274.5	$1,196.7
Investment securities, available-for-sale
SIPs	466.5	534.6
Securities of U.S. states and political subdivisions	17.4	23.1
Securities of the U.S. Treasury and federal agencies	2.2	2.3
Mortgage-backed securities – agency residential[1]	86.6	110.9
Other equity securities	6.6	11.3
Total investment securities, available-for-sale	579.3	682.2
Investments in equity method investees	664.9	485.4
Other investments	91.9	74.9
Total	$2,610.6	$2,439.2
__________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At March 31, 2014 and September 30, 2013, investment securities with aggregate carrying amounts of $66.7 million and $82.5 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $15.6 million and $28.4 million were pledged as collateral for amounts available in secured Federal Home Loan Bank (“FHLB”) short-term borrowing capacity, and $6.5 million and $7.1 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit (see Note 7 - Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of March 31, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$404.9	$63.3	$(1.7)	$466.5
Securities of U.S. states and political subdivisions	16.9	0.5	—	17.4
Securities of the U.S. Treasury and federal agencies	2.2	—	—	2.2
Mortgage-backed securities – agency residential	85.0	1.7	(0.1)	86.6
Other equity securities	6.3	0.3	—	6.6
Total	$515.3	$65.8	$(1.8)	$579.3

(in millions)		Gross Unrealized
as of September 30, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$465.4	$71.7	$(2.5)	$534.6
Securities of U.S. states and political subdivisions	22.3	0.8	—	23.1
Securities of the U.S. Treasury and federal agencies	2.3	—	—	2.3
Mortgage-backed securities – agency residential	108.9	2.0	—	110.9
Other equity securities	10.9	0.4	—	11.3
Total	$609.8	$74.9	$(2.5)	$682.2

The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of March 31, 2014
SIPs	$15.0	$(0.8)	$1.8	$(0.9)	$16.8	$(1.7)
Mortgage-backed securities – agency residential	17.0	(0.1)	—	—	17.0	(0.1)
Total	$32.0	$(0.9)	$1.8	$(0.9)	$33.8	$(1.8)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2013
SIPs	$50.3	$(2.4)	$1.4	$(0.1)	$51.7	$(2.5)

The Company did not recognize any other-than-temporary impairment of investments during the three months ended March 31, 2014. During the six months ended March 31, 2014, the Company recognized $0.6 million of other-than-temporary impairment, of which $0.4 million related to available-for-sale SIPs. The Company recognized $0.7 million and $1.0 million of other-than-temporary impairment during the three and six months ended March 31, 2013, including $0.3 million in the six-month period related to available-for-sale SIPs.
At March 31, 2014, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$5.1	$5.2
Due after one year through five years	12.4	12.8
Due after five years through ten years	—	—
Due after ten years	1.6	1.6
Total	$19.1	$19.6
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2014
Assets
Investment securities, trading	$1,193.4	$81.1	$—	$1,274.5
Investment securities, available-for-sale
SIPs	466.5	—	—	466.5
Securities of U.S. states and political subdivisions	—	17.4	—	17.4
Securities of the U.S. Treasury and federal agencies	—	2.2	—	2.2
Mortgage-backed securities – agency residential	—	86.6	—	86.6
Other equity securities	2.0	4.6	—	6.6
Life settlement contracts	—	—	13.6	13.6
Total Assets Measured at Fair Value	$1,661.9	$191.9	$13.6	$1,867.4
Liabilities
Contingent consideration liabilities	$—	$—	$104.2	$104.2

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Investment securities, trading	$1,121.5	$75.2	$—	$1,196.7
Investment securities, available-for-sale
SIPs	534.6	—	—	534.6
Securities of U.S. states and political subdivisions	—	23.1	—	23.1
Securities of the U.S. Treasury and federal agencies	—	2.3	—	2.3
Mortgage-backed securities – agency residential	—	110.9	—	110.9
Other equity securities	11.3	—	—	11.3
Life settlement contracts	—	—	13.8	13.8
Total Assets Measured at Fair Value	$1,667.4	$211.5	$13.8	$1,892.7
Liabilities
Contingent consideration liabilities	$—	$—	$97.7	$97.7
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
The fair value of contingent consideration liabilities is determined using an income-based method which considers the net present value of anticipated future cash flows. Substantially all of the balance relates to the Company's commitment to acquire the remaining interests in K2 Advisors Holdings, LLC. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and six months ended March 31, 2014 and 2013.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2014		2013
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended March 31,
Balance at beginning of period	$13.9	$(101.2)	$13.0	$(90.3)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.0	—	0.5	—
Included in general, administrative and other expense	—	(3.0)	—	0.2
Other	—	(0.1)	—	0.1
Purchases	—	—	0.1	—
Settlements	(1.3)	0.1	(0.2)	—
Balance at End of Period	$13.6	$(104.2)	$13.4	$(90.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at period end	$0.3	$(3.1)	$0.3	$0.3

	2014		2013
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the six months ended March 31,
Balance at beginning of period	$13.8	$(97.7)	$14.8	$—
Acquisition	—	—	—	(90.6)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.7	—	0.9	—
Included in general, administrative and other expense	—	(8.9)	—	(2.2)
Other	—	(0.4)	—	(0.2)
Purchases	0.1	—	0.7	—
Sales	(0.7)	—	(1.6)	—
Settlements	(1.3)	2.8	(1.4)	3.0
Balance at End of Period	$13.6	$(104.2)	$13.4	$(90.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at period end	$0.6	$(9.3)	$0.7	$(2.4)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.6	Discounted cash flow	Life expectancy	24–155 months (74)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	104.2	Discounted cash flow	AUM growth rate	6.0%–22.8% (13.0%)
			EBITDA margin	26.8% - 39.9% (35.7%)
			Discount rate	14.0%

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.8	Discounted cash flow	Life expectancy	25–160 months (76)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	97.7	Discounted cash flow	AUM growth rate	6.0%–25.0% (14.6%)
			EBITDA margin	26.4% - 38.9% (34.4%)
			Discount rate	14.0%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		March 31, 2014		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,814.7	$6,814.7	$6,186.0	$6,186.0
Other investments[1]	2 or 3	78.3	86.9	61.1	69.2
Loans held for sale	2	218.3	218.5	—	—
Loans receivable, net	2	3.8	3.9	229.7	230.1
Financial Liabilities
Deposits	2	$674.1	$674.1	$586.8	$587.2
Debt	2	1,197.9	1,230.6	1,197.7	1,221.5
_________________
1     Primarily consist of Level 3 assets.
Loans held for sale consist of collateralized private banking loans and are carried at the lower of cost or estimated fair value. The fair value is estimated based on the whole loan market price that was received in the subsequent sale.
Note 7 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(dollars in millions)	March 31, 2014	September 30, 2013	Effective Interest Rate
$250 million 3.125% notes due May 2015	$249.9	$249.9	3.32%
$300 million 1.375% notes due September 2017	298.9	298.7	1.66%
$350 million 4.625% notes due May 2020	349.7	349.7	4.74%
$300 million 2.800% notes due September 2022	299.4	299.4	2.93%
Total Debt	$1,197.9	$1,197.7
At March 31, 2014, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At March 31, 2014, the Company was in compliance with the covenants of the notes.
At March 31, 2014, maturities for debt were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2014	$—
2015	249.9
2016	—
2017	298.9
2018	—
Thereafter	649.1
Total	$1,197.9

At March 31, 2014, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $65.3 million available through the secured Federal Reserve Bank short-term discount window, $14.8 million available in secured FHLB short-term borrowing capacity and $13.6 million available in uncommitted short-term bank lines of credit.
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
The balances of consolidated VIEs and consolidated SIPs included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2014			September 30, 2013
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$56.8	$39.4	$96.2	$44.0	$93.1	$137.1
Receivables	4.0	24.9	28.9	37.7	19.1	56.8
Investments, at fair value	878.4	1,339.3	2,217.7	941.1	1,203.2	2,144.3
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$939.2	$1,404.3	$2,343.5	$1,022.8	$1,316.1	$2,338.9
Liabilities
Accounts payable and accrued expenses	$—	$31.9	$31.9	$—	$25.2	$25.2
Debt, at fair value	886.2	—	886.2	988.5	—	988.5
Debt	—	145.3	145.3	—	108.9	108.9
Other liabilities	26.3	10.9	37.2	10.9	8.5	19.4
Total liabilities	912.5	188.1	1,100.6	999.4	142.6	1,142.0
Redeemable Noncontrolling Interests	—	173.2	173.2	—	121.8	121.8
Stockholders' Equity
Franklin Resources, Inc.'s interests	26.7	449.2	475.9	23.4	454.8	478.2
Nonredeemable noncontrolling interests	—	593.8	593.8	—	596.9	596.9
Total stockholders' equity	26.7	1,043.0	1,069.7	23.4	1,051.7	1,075.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$939.2	$1,404.3	$2,343.5	$1,022.8	$1,316.1	$2,338.9
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2014 and 2013.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Net gains from changes in fair value of assets	$11.0	$18.9	$24.4	$41.1
Net losses from changes in fair value of liabilities	(8.8)	(26.6)	(16.5)	(67.9)
Total Net Gains (Losses)	$2.2	$(7.7)	$7.9	$(26.8)

The following tables present the unpaid principal balance and fair value of investments, including investments 90 days or more past due, and debt of the CLOs:

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of March 31, 2014
Unpaid principal balance	$872.4	$8.1	$918.8
Difference between unpaid principal balance and fair value	6.0	(7.9)	(32.6)
Fair Value	$878.4	$0.2	$886.2

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2013
Unpaid principal balance	$943.6	$7.9	$1,017.8
Difference between unpaid principal balance and fair value	(2.5)	(7.7)	(29.3)
Fair Value	$941.1	$0.2	$988.5
Consolidated SIPs
Consolidated SIPs consist of non-VIE limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 31 SIPs as of March 31, 2014, and 36 SIPs as of September 30, 2013. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company's investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company's level of ownership.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	March 31, 2014			September 30, 2013
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$258.1	$258.1	$—	$244.1	$244.1
Other debt securities	878.4	268.5	1,146.9	941.1	272.3	1,213.4
Other equity securities	—	812.7	812.7	—	686.8	686.8
Total Investments	$878.4	$1,339.3	$2,217.7	$941.1	$1,203.2	$2,144.3
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
Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

	March 31, 2014	Effective Interest Rate	September 30, 2013	Effective Interest Rate
(dollars in millions)
Debt of consolidated VIEs, at fair value, due fiscal years 2018-2024	$886.2	1.38%	$988.5	1.32%
Debt of consolidated SIPs due fiscal years 2014-2019	145.3	3.62%	108.9	4.08%
Total Debt	$1,031.5		$1,097.4
The debt of consolidated VIEs had floating interest rates ranging from 0.47% to 9.74% at March 31, 2014, and from 0.50% to 9.77% at September 30, 2013.

The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.19% to 5.83% at March 31, 2014, and from 2.45% to 5.83% at September 30, 2013. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
At March 31, 2014, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2014	$71.9
2015	—
2016	—
2017	28.1
2018	288.7
Thereafter	642.8
Total	$1,031.5
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis. See Note 6 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$56.8	$—	$—	$56.8
Receivables of consolidated VIEs	—	4.0	—	4.0
Investments of consolidated VIEs	—	877.9	0.5	878.4
Investments of consolidated SIPs
Debt securities	0.8	99.1	268.5	368.4
Equity securities	158.4	260.4	552.1	970.9
Total Assets Measured at Fair Value	$216.0	$1,241.4	$821.1	$2,278.5
Liabilities
Debt of consolidated VIEs	$—	$835.1	$51.1	$886.2
Other liabilities of consolidated VIEs	—	26.3	—	26.3
Other liabilities of consolidated SIPs	3.1	—	—	3.1
Total Liabilities Measured at Fair Value	$3.1	$861.4	$51.1	$915.6

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$44.0	$—	$—	$44.0
Receivables of consolidated VIEs	—	37.7	—	37.7
Investments of consolidated VIEs	—	940.6	0.5	941.1
Investments of consolidated SIPs
Debt securities	4.5	83.8	272.3	360.6
Equity securities	158.1	213.6	470.9	842.6
Total Assets Measured at Fair Value	$206.6	$1,275.7	$743.7	$2,226.0
Liabilities
Debt of consolidated VIEs	$—	$928.8	$59.7	$988.5
Other liabilities of consolidated VIEs	—	10.9	—	10.9
Total Liabilities Measured at Fair Value	$—	$939.7	$59.7	$999.4

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
Other liabilities of consolidated SIPs consist of short positions in debt and equity securities. The fair value of the liabilities is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices securities are not available.
The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)	Redemption Frequency	Fair Value Level	March 31, 2014	September 30, 2013
Global fixed-income fund	Monthly	2	$234.8	$191.8
Hedge funds	Monthly or quarterly	2	24.0	6.6
Real estate and private equity funds	Nonredeemable	3	314.2	242.1
Hedge funds	Annually or triennially	3	2.2	1.5
Total			$575.2	$442.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over a weighted-average period of 4.2 years and 4.7 years at March 31, 2014 and September 30, 2013. The consolidated SIPs' unfunded commitments to these funds totaled $170.1 million and $135.5 million at March 31, 2014 and September 30, 2013, of which the Company was contractually obligated to fund $3.9 million and $2.8 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were $0.1 million during the three and six months ended March 31, 2014, and transfers into Level 1 from Level 2 were nil and $0.1 million during the same periods. Transfers into Level 2 from Level 1 were nil and $47.0 million during the three and six months ended March 31, 2013, and transfers into Level 1 from Level 2 were $53.8 million during both periods. The transfers into Level 2 from Level 1 during the prior year consisted of securities for which the quoted market prices were adjusted as of December 31, 2012 due to significant price changes in U.S.-traded market proxies resulting from the resolution of U.S. fiscal cliff negotiations. The impacted securities trade in 16 different countries in Europe, Asia and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. The transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended March 31, 2014		Debt	Equity
Balance at January 1, 2014	$0.5	$254.4	$502.6	$757.5	$(52.2)
Realized and unrealized gains (losses) included in investment and other income, net	—	6.3	(15.8)	(9.5)	1.1
Purchases	—	16.5	76.3	92.8	—
Sales	—	(8.7)	(11.1)	(19.8)	—
Effect of exchange rate changes	—	—	0.1	0.1	—
Balance at March 31, 2014	$0.5	$268.5	$552.1	$821.1	$(51.1)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2014	$—	$11.0	$(14.6)	$(3.6)	$1.1

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2014		Debt	Equity
Balance at October 1, 2013	$0.5	$272.3	$470.9	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	—	(21.4)	(19.5)	(40.9)	8.6
Purchases	—	38.7	126.5	165.2	—
Sales	—	(22.6)	(26.7)	(49.3)	—
Effect of exchange rate changes	—	1.5	0.9	2.4	—
Balance at March 31, 2014	$0.5	$268.5	$552.1	$821.1	$(51.1)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2014	$—	$(22.5)	$(18.6)	$(41.1)	$8.6

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended March 31, 2013	Debt	Equity
Balance at January 1, 2013	$326.2	$537.6	$863.8	$(78.3)
Realized and unrealized gains (losses) included in investment and other income, net	(2.7)	40.2	37.5	2.5
Purchases	30.1	66.5	96.6	—
Sales	(19.4)	(18.4)	(37.8)	—
Effect of exchange rate changes	(4.0)	(1.4)	(5.4)	—
Balance at March 31, 2013	$330.2	$624.5	$954.7	$(75.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2013	$(2.2)	$40.1	$37.9	$2.5

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2013	Debt	Equity
Balance at October 1, 2012	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains (losses) included in investment and other income, net	5.8	50.0	55.8	(7.9)
Purchases	53.4	85.9	139.3	—
Sales	(46.0)	(39.1)	(85.1)	—
Acquisition	—	0.8	0.8	—
Effect of exchange rate changes	(0.5)	(0.1)	(0.6)	—
Balance at March 31, 2013	$330.2	$624.5	$954.7	$(75.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2013	$6.7	$51.4	$58.1	$(7.9)
There were no transfers into or out of Level 3 during the three and six months ended March 31, 2014 and 2013.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$268.5	Discounted cash flow	Discount rate	3.6%–18.0% (11.5%)
			Risk premium	0.0%–18.0% (2.3%)

Equity securities	176.6	Market comparable companies	EBITDA multiple	1.0–14.0 (7.5)
			Discount for lack of marketability	20.0%-50.0% (41.4%)
	29.8	Market pricing	Price to book value ratio	1.8–2.8 (2.1)
	29.3	Discounted cash flow	Discount rate	6.0%–18.0% (16.3%)

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$272.3	Discounted cash flow	Discount rate	5.7%–25.6% (8.3%)
			Risk premium	0.0%–19.3% (2.2%)

Equity securities	137.4	Market comparable companies	EBITDA multiple	5.0–10.2 (8.0)
			Discount for lack of marketability	20.0%–30.0% (23.7%)
	70.8	Discounted cash flow	Discount rate	12.0%–18.0% (16.2%)
			Discount for lack of marketability	0.0%–50.0% (20.6%)
	19.1	Market pricing	Price to book value ratio	1.7
Level 3 debt securities held by consolidated SIPs consisted of mezzanine loans, convertible debentures and corporate loans and notes, and equity securities consisted primarily of common and preferred shares at March 31, 2014 and September 30, 2013.
The fair values of Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At March 31, 2014 and September 30, 2013, the exclusions consisted of $51.1 million and $59.7 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $316.4 million and $243.6 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)		March 31, 2014		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$39.4	$39.4	$93.1	$93.1
Financial Liabilities
Debt of consolidated SIPs	3	145.3	145.4	108.9	110.4
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

(in millions)	March 31, 2014	September 30, 2013
Receivables	$62.9	$46.3
Investments	213.1	198.5
Total	$276.0	$244.8
The Company’s total AUM of non-consolidated VIEs was $40.0 billion at March 31, 2014 and $37.3 billion at September 30, 2013.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2013 or the six months ended March 31, 2014.
Note 9 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2014 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At March 31, 2014 and September 30, 2013, the Company held cash of $157.2 million and $236.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At March 31, 2014, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2013.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $189.6 million at March 31, 2014. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2013	3,732	$40.61
Granted	2,624	53.87
Vested	(488)	39.49
Forfeited/canceled	(116)	44.53
Nonvested Balance at March 31, 2014	5,752	$46.67

Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Investment and Other Income, Net
Dividend income	$2.2	$2.7	$5.3	$5.5
Interest income	2.4	2.4	4.7	5.5
Gains on trading investment securities, net	3.7	8.3	7.1	13.6
Realized gains on sale of investment securities, available-for-sale	11.0	6.6	30.6	27.8
Realized losses on sale of investment securities, available-for-sale	(0.2)	—	(0.8)	—
Income from investments in equity method investees	9.7	20.4	34.6	42.2
Other-than-temporary impairment of investments	—	(0.7)	(0.6)	(1.0)
Gains (losses) on investments of consolidated SIPs, net	(15.4)	41.5	(20.7)	62.4
Gains (losses) on assets and liabilities of consolidated VIEs, net	2.2	(7.7)	7.9	(26.8)
Foreign currency exchange gains (losses), net	(2.1)	18.6	(12.6)	7.3
Other, net	3.5	4.4	9.7	5.5
Total	17.0	96.5	65.2	142.0
Interest Expense	(11.4)	(10.9)	(24.0)	(25.4)
Other Income, Net	$5.6	$85.6	$41.2	$116.6
Substantially all of the dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in non-consolidated SIPs. Interest income was primarily generated by cash equivalents and investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of available-for-sale securities were $63.0 million and $188.6 million for the three and six months ended March 31, 2014, and $41.0 million and $200.0 million for the three and six months ended March 31, 2013.
The Company recognized net gains on trading investment securities that were held at March 31, 2014 and 2013 of $3.3 million and $5.2 million during the three and six months ended March 31, 2014, and $7.7 million and $9.4 million during the three and six months ended March 31, 2013. Net gains (losses) on trading investment securities of consolidated SIPs that were held at March 31, 2014 and 2013 were $(0.3) million and $7.4 million during the three and six months ended March 31, 2014, and $7.3 million and $13.4 million during the three and six months ended March 31, 2013.
Note 12 – Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Gains (Losses) on Defined Benefit Plans	Total
for the three months ended March 31, 2014
Balance at January 1, 2014	$61.9	$(55.1)	$(3.9)	$2.9
Other comprehensive income (loss) before reclassifications, net of tax	4.1	(0.1)	0.1	4.1
Reclassifications to investment and other income, net, net of tax	(2.6)	—	—	(2.6)
Total other comprehensive income (loss)	1.5	(0.1)	0.1	1.5
Balance at March 31, 2014	$63.4	$(55.2)	$(3.8)	$4.4

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2014
Balance at October 1, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	5.0	8.0	(1.2)	11.8
Reclassifications to investment and other income, net, net of tax	(13.5)	—	—	(13.5)
Total other comprehensive income (loss)	(8.5)	8.0	(1.2)	(1.7)
Balance at March 31, 2014	$63.4	$(55.2)	$(3.8)	$4.4
Note 13 – Banking Regulatory Ratios
Franklin is a bank holding company and a financial holding company subject to various U.S. regulatory capital requirements. Based on the Company's calculations, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in millions)	March 31, 2014	September 30, 2013	Capital Adequacy Minimum
Tier 1 capital	$8,255.4	$7,449.2	N/A
Total risk-based capital	8,294.3	7,482.6	N/A
Tier 1 leverage ratio	62%	58%	4%
Tier 1 risk-based capital ratio	60%	58%	4%
Total risk-based capital ratio	61%	58%	8%
Note 14 – Subsequent Event
On April 10, 2014, the Company sold the balance of its loans held for sale for an insignificant gain.
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

Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. Our SIPs and investment management and related services are distributed or marketed to the public globally under the following distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
During the first half of our fiscal year, the global equity markets provided strong gains, evidenced by increases of 10% in the MSCI World Index and 13% in the S&P 500 Index. However, volatility increased during our second fiscal quarter due to investor concerns about mixed economic data, the crisis in Ukraine and the economic slowdown in China, resulting in modest quarterly increases of 1% in the MSCI World Index and 2% in the S&P 500 Index. The global bond markets showed signs of stabilization during the second fiscal quarter, and the Barclays Global Aggregate Index increased 2% for the period. The overall market improvement benefited our assets under management, fee revenues and operating income, all of which increased significantly from the first half of fiscal year 2013.
Our total AUM at March 31, 2014 was $886.9 billion, 5% higher than at September 30, 2013 and 8% higher than at March 31, 2013. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2014 increased 9% and 11% from the same periods in the prior fiscal year, primarily driven by $68.7 billion of market appreciation during the previous twelve months.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions, except per share data)	2014	2013		2014	2013
Operating revenues	$2,095.9	$2,013.6	4%	$4,205.4	$3,915.4	7%
Operating income	786.0	729.4	8%	1,599.1	1,414.5	13%
Net income attributable to Franklin Resources, Inc.	561.0	572.8	(2)%	1,164.8	1,088.9	7%
Diluted earnings per share	$0.89	$0.90	(1)%	$1.84	$1.70	8%
Operating margin[1]	37.5%	36.2%		38.0%	36.1%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income increased $56.6 million and $184.6 million for the three and six months ended March 31, 2014, as compared to the same periods in the prior fiscal year, primarily due to 8% and 11% increases in investment management fees, which were driven by 9% and 11% increases in average AUM.
Net income attributable to Franklin Resources, Inc. decreased $11.8 million for the three months ended March 31, 2014, as a decrease in investment and other income, net more than offset the increase in operating income. Net income attributable to Franklin Resources, Inc. increased $75.9 million for the six months ended March 31, 2014, primarily due to the increase in operating income, partially offset by a decrease in investment and other income, net.
The changes in diluted earnings per share for the three and six months ended March 31, 2014 were consistent with the changes in net income and the impacts of 1% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2014.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(dollar amounts in billions)	March 31, 2014	March 31, 2013	Percent Change
Equity
Global/international	$262.8	$231.0	14%
United States	110.1	88.9	24%
Total equity	372.9	319.9	17%
Hybrid	154.0	129.2	19%
Fixed-Income
Tax-free	70.1	84.5	(17)%
Taxable
Global/international	223.5	226.5	(1)%
United States	60.1	58.2	3%
Total fixed-income	353.7	369.2	(4)%
Cash Management	6.3	5.4	17%
Total	$886.9	$823.7	8%
Average for the Three-Month Period	$876.4	$807.3	9%
Average for the Six-Month Period	$870.0	$786.0	11%
AUM at March 31, 2014 increased 8% from March 31, 2013, primarily due to $68.7 billion of market appreciation during the twelve-month period. Strong positive returns in global markets resulted in valuation increases in all long-term investment objectives with the exception of tax-free fixed-income, which was negatively impacted by investor concerns regarding the economic outlook for certain municipalities.
Average AUM also benefited from market appreciation, increasing 9% and 11% during the three and six months ended March 31, 2014, as compared to the same periods in the prior fiscal year. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.

Average AUM and the mix of average AUM by investment objective are shown below.

(dollar amounts in billions)	Average AUM		Percent	Mix of Average AUM
for the three months ended March 31,	2014	2013	Change	2014	2013
Equity
Global/international	$258.6	$229.3	13%	30%	28%
United States	107.0	85.5	25%	12%	11%
Total equity	365.6	314.8	16%	42%	39%
Hybrid	149.9	125.3	20%	17%	15%
Fixed-Income
Tax-free	69.7	84.8	(18)%	8%	11%
Taxable
Global/international	225.2	218.7	3%	25%	27%
United States	59.6	58.0	3%	7%	7%
Total fixed-income	354.5	361.5	(2)%	40%	45%
Cash Management	6.4	5.7	12%	1%	1%
Total	$876.4	$807.3	9%	100%	100%

(dollar amounts in billions)	Average AUM		Percent	Mix of Average AUM
for the six months ended March 31,	2014	2013	Change	2014	2013
Equity
Global/international	$256.1	$223.0	15%	29%	28%
United States	104.2	83.7	24%	12%	11%
Total equity	360.3	306.7	17%	41%	39%
Hybrid	146.3	120.1	22%	17%	15%
Fixed-Income
Tax-free	70.6	84.6	(17)%	8%	11%
Taxable
Global/international	227.1	211.1	8%	26%	27%
United States	59.2	57.6	3%	7%	7%
Total fixed-income	356.9	353.3	1%	41%	45%
Cash Management	6.5	5.9	10%	1%	1%
Total	$870.0	$786.0	11%	100%	100%
Components of the change in AUM were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2014	2013		2014	2013
Beginning AUM	$879.1	$781.8	12%	$844.7	$749.9	13%
Long-term sales	49.8	59.5	(16)%	99.6	105.5	(6)%
Long-term redemptions	(56.7)	(40.9)	39%	(106.4)	(85.6)	24%
Net cash management	(0.2)	(0.3)	(33)%	(0.3)	(1.3)	(77)%
Net new flows	(7.1)	18.3	NM	(7.1)	18.6	NM
Reinvested distributions	3.3	3.4	(3)%	13.0	12.5	4%
Net flows	(3.8)	21.7	NM	5.9	31.1	(81)%
Distributions	(4.3)	(4.3)	0%	(15.6)	(15.3)	2%
Acquisition	—	—	0%	—	8.7	(100)%
Appreciation and other[1]	15.9	24.5	(35)%	51.9	49.3	5%
Ending AUM	$886.9	$823.7	8%	$886.9	$823.7	8%
__________________

[1]	Includes impact of foreign exchange revaluation.

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2014	$260.4	$105.3	$147.8	$69.0	$231.3	$58.7	$6.6	$879.1
Long-term sales	13.2	8.2	8.1	2.3	14.3	3.7	—	49.8
Long-term redemptions	(14.4)	(6.2)	(7.2)	(3.6)	(22.0)	(3.3)	—	(56.7)
Net exchanges	—	0.6	0.5	(0.2)	(1.1)	0.3	(0.1)	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(1.2)	2.6	1.4	(1.5)	(8.8)	0.7	(0.3)	(7.1)
Reinvested distributions	0.1	0.1	1.1	0.6	1.1	0.3	—	3.3
Net flows	(1.1)	2.7	2.5	(0.9)	(7.7)	1.0	(0.3)	(3.8)
Distributions	(0.2)	(0.1)	(1.3)	(0.7)	(1.5)	(0.5)	—	(4.3)
Appreciation and other[1]	3.7	2.2	5.0	2.7	1.4	0.9	—	15.9
AUM at March 31, 2014	$262.8	$110.1	$154.0	$70.1	$223.5	$60.1	$6.3	$886.9
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2013	$222.2	$81.2	$121.0	$84.3	$209.8	$57.6	$5.7	$781.8
Long-term sales	12.0	4.0	6.2	3.2	29.6	4.5	—	59.5
Long-term redemptions	(11.4)	(4.6)	(3.8)	(2.8)	(14.3)	(4.0)	—	(40.9)
Net exchanges	0.1	0.1	0.4	(0.2)	—	(0.4)	—	—
Net cash management	—	—	—	—	—	—	(0.3)	(0.3)
Net new flows	0.7	(0.5)	2.8	0.2	15.3	0.1	(0.3)	18.3
Reinvested distributions	0.2	—	1.0	0.6	1.2	0.4	—	3.4
Net flows	0.9	(0.5)	3.8	0.8	16.5	0.5	(0.3)	21.7
Distributions	(0.1)	(0.1)	(1.2)	(0.8)	(1.6)	(0.5)	—	(4.3)
Appreciation and other[1]	8.0	8.3	5.6	0.2	1.8	0.6	—	24.5
AUM at March 31, 2013	$231.0	$88.9	$129.2	$84.5	$226.5	$58.2	$5.4	$823.7
__________________

[1]	Includes impact of foreign exchange revaluation.
AUM increased $7.8 billion or 1% during the quarter ended March 31, 2014, primarily due to $15.9 billion of market appreciation, partially offset by $7.1 billion of net new outflows. The market appreciation occurred in all long-term investment objectives and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 1% and 2%. Long-term sales decreased 16% to $49.8 billion, as compared to the prior-year period, primarily due to lower sales of global/international fixed-income products, partially offset by higher sales of equity and hybrid products. Long-term redemptions increased 39% to $56.7 billion, primarily due to higher redemptions of global/international fixed-income and hybrid products.
AUM increased $41.9 billion or 5% during the quarter ended March 31, 2013, resulting from $24.5 billion of market appreciation and $18.3 billion of net new flows. Overall positive returns in global markets, evidenced by increases in the MSCI World and S&P 500 indexes of 8% and 11%, resulted in market appreciation in all long-term investment objectives, most significantly in equity and hybrid products.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	28.3	14.3	14.6	4.2	30.2	8.0	—	99.6
Long-term redemptions	(26.7)	(12.3)	(11.3)	(8.1)	(40.4)	(7.6)	—	(106.4)
Net exchanges	0.3	1.0	1.3	(1.0)	(1.7)	0.1	—	—
Net cash management	—	—	—	—	—	—	(0.3)	(0.3)
Net new flows	1.9	3.0	4.6	(4.9)	(11.9)	0.5	(0.3)	(7.1)
Reinvested distributions	3.1	2.6	2.6	1.2	2.7	0.8	—	13.0
Net flows	5.0	5.6	7.2	(3.7)	(9.2)	1.3	(0.3)	5.9
Distributions	(3.5)	(2.8)	(3.0)	(1.5)	(3.7)	(1.1)	—	(15.6)
Appreciation and other[1]	17.4	10.1	12.3	2.9	7.6	1.6	—	51.9
AUM at March 31, 2014	$262.8	$110.1	$154.0	$70.1	$223.5	$60.1	$6.3	$886.9
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	21.6	7.4	11.7	7.0	49.3	8.5	—	105.5
Long-term redemptions	(25.2)	(9.7)	(8.6)	(6.0)	(28.3)	(7.8)	—	(85.6)
Net exchanges	(0.1)	(0.2)	0.2	(0.2)	0.2	(0.2)	0.3	—
Net cash management	—	—	—	—	—	—	(1.3)	(1.3)
Net new flows	(3.7)	(2.5)	3.3	0.8	21.2	0.5	(1.0)	18.6
Reinvested distributions	2.7	1.4	2.2	1.2	4.1	0.9	—	12.5
Net flows	(1.0)	(1.1)	5.5	2.0	25.3	1.4	(1.0)	31.1
Distributions	(2.7)	(1.6)	(2.7)	(1.6)	(5.4)	(1.3)	—	(15.3)
Acquisition	—	—	8.7	—	—	—	—	8.7
Appreciation and other[1]	19.8	9.4	7.6	0.9	10.2	1.4	—	49.3
AUM at March 31, 2013	$231.0	$88.9	$129.2	$84.5	$226.5	$58.2	$5.4	$823.7
__________________

[1]	Includes impact of foreign exchange revaluation.
AUM increased $42.2 billion or 5% during the six months ended March 31, 2014, primarily due to $51.9 billion of market appreciation, partially offset by $7.1 billion of net new outflows. The market appreciation occurred in all long-term investment objectives, most significantly in equity and hybrid products, and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 10% and 13%. Long-term sales decreased 6% to $99.6 billion, as compared to the prior-year period, primarily due to lower sales of global/international fixed-income products, partially offset by higher sales of equity products. Long-term redemptions increased 24% to $106.4 billion due to higher redemptions in all long-term investment objectives, most significantly in global/international fixed-income products, with the exception of taxable U.S. fixed-income products.
AUM increased $73.8 billion or 10% during the six months ended March 31, 2013, primarily resulting from $49.3 billion of market appreciation and $18.6 billion of net new flows. Overall positive returns in global markets, evidenced by increases in the MSCI World and S&P 500 indexes of 11% and 10%, resulted in market appreciation in all long-term investment objectives. The net new flows primarily resulted from global/international fixed-income products.

Average AUM by sales region is shown below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in billions)	2014	2013		2014	2013
United States	$571.5	$522.4	9%	$565.1	$511.3	11%
International
Europe, the Middle East and Africa	148.8	136.9	9%	149.2	131.0	14%
Asia-Pacific	89.7	84.1	7%	89.1	81.3	10%
Canada	38.2	35.3	8%	37.9	34.9	9%
Latin America[1]	28.2	28.6	(1)%	28.7	27.5	4%
Total international	304.9	284.9	7%	304.9	274.7	11%
Total	$876.4	$807.3	9%	$870.0	$786.0	11%
__________________

[1]	Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended March 31, 2014. Our global/international fixed-income funds generated notable results with at least 87% of AUM exceeding the benchmarks and at least 94% of AUM exceeding the peer group medians for the three-, five- and ten-year periods, as did our hybrid products with at least 84% of AUM exceeding the benchmarks and at least 96% of AUM exceeding the peer group medians for all four periods presented. In addition, 99% of AUM in our tax-free fixed-income products exceeded the peer group median for the ten-year period. The performance of our global/international equity products has also been solid with at least 59% of AUM exceeding the benchmarks and peer group medians for all four periods; however the performance of our United States equity products has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2014	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	61%	61%	63%	66%	59%	75%	64%	68%
United States	37%	10%	12%	41%	48%	62%	42%	44%
Total equity	53%	44%	45%	56%	55%	71%	56%	58%
Hybrid	87%	84%	86%	95%	96%	99%	99%	98%
Fixed-Income
Tax-free	25%	60%	56%	34%	76%	68%	56%	99%
Taxable
Global/international	43%	87%	95%	95%	72%	94%	99%	99%
United States	65%	53%	62%	55%	80%	79%	40%	69%
Total fixed-income	43%	76%	81%	74%	74%	86%	79%	93%
AUM measured in the benchmark and peer group rankings represents 89% and 85% of our total AUM as of March 31, 2014. The benchmark comparisons are based on each fund's return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund's market and were based on an absolute ranking of returns as of March 31, 2014. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 21, 2014 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2014	2013		2014	2013
Investment management fees	$1,368.0	$1,267.5	8%	$2,741.8	$2,467.4	11%
Sales and distribution fees	638.6	642.7	(1)%	1,275.3	1,246.8	2%
Shareholder servicing fees	67.7	76.6	(12)%	143.8	151.0	(5)%
Other, net	21.6	26.8	(19)%	44.5	50.2	(11)%
Total Operating Revenues	$2,095.9	$2,013.6	4%	$4,205.4	$3,915.4	7%
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
Investment management fees increased $100.5 million and $274.4 million for the three and six months ended March 31, 2014, almost entirely due to 9% and 11% increases in average AUM. The increase for the three-month period was partially offset by the impact of a slightly lower effective fee rate. Average AUM increased in all sales regions, with the exception of Latin America for the three-month period, and across all long-term investment objectives, with the exception of tax-free fixed-income.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) was 62.4 and 63.0 basis points for the three and six months ended March 31, 2014, as compared to 62.8 basis points for each of the same periods in the prior fiscal year. The rate decrease for the three-month period was primarily due to the impact of fee rebates, which were included in distribution expense in the prior year, and a slightly higher weighting of U.S. products AUM, partially offset by higher performance fees. The rate increase for the six-month period was primarily due to higher performance fees, partially offset by the impact of fee rebates.
Performance-based investment management fees were $10.2 million and $36.2 million for the three and six months ended March 31, 2014 and $2.2 million and $5.1 million for the same periods in the prior fiscal year. The increase for the six-month period was primarily related to products managed by K2 Advisors Holdings, LLC and its subsidiaries (“K2”).
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
Sales and distribution fees by revenue driver are presented below:

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2014	2013		2014	2013
Asset-based fees	$446.7	$419.8	6%	$900.2	$823.5	9%
Sales-based fees	188.8	220.2	(14)%	368.6	418.2	(12)%
Contingent sales charges	3.1	2.7	15%	6.5	5.1	27%
Sales and Distribution Fees	$638.6	$642.7	(1)%	$1,275.3	$1,246.8	2%
Asset-based distribution fees increased $26.9 million and $76.7 million for the three and six months ended March 31, 2014 primarily due to 5% and 7% increases in the related average AUM and a higher mix of equity AUM in both periods. Equity products typically generate higher distribution fees than fixed-income products. Annualized distribution fees as a percentage of average AUM were 0.20% and 0.21% for the three and six months ended March 31, 2014 and 0.21% for the same periods in the prior fiscal year.
Sales-based fees decreased $31.4 million and $49.6 million for the three and six months ended March 31, 2014 primarily due to a lower mix of U.S. product commissionable sales and a 5% decrease in total commissionable sales in both periods. U.S. products typically generate higher sales fees than non-U.S. products. Sales fees as a percentage of commissionable sales were 2.9% and 3.0% for the three and six months ended March 31, 2014, and 3.2% and 3.3% for the same periods in the prior fiscal year. Commissionable sales represented 13% and 12% of total sales for the three and six months ended March 31, 2014 and 12% for the same periods in the prior fiscal year.
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
Shareholder servicing fees decreased $8.9 million and $7.2 million for the three and six months ended March 31, 2014, primarily due to the change in fee structure in Canada. The Canada decreases of $11.8 million and $12.9 million were partially offset by increases of $1.5 million and $2.6 million from SIPs in the U.S., $0.9 million and $1.7 million in trustee services fees, and $0.3 million and $1.7 million from SIPs in Europe. The higher U.S. SIP fees primarily resulted from increases in active accounts of 8% and 7%, and the higher trustee fees and Europe SIP fees primarily resulted from higher levels of related AUM.
Other, Net
Other, net revenue primarily consists of interest and dividend income from consolidated SIPs. It also includes interest income and expense and provisions for loan losses from lending activities.
Other, net revenue decreased $5.2 million and $5.7 million for the three and six months ended March 31, 2014 primarily due to $4.8 million and $4.6 million decreases in income from consolidated SIPs, and $0.3 million and $0.9 million decreases resulting from a continued decline in the level of lending activities.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2014	2013		2014	2013
Sales, distribution and marketing	$766.3	$780.8	(2)%	$1,543.0	$1,511.7	2%
Compensation and benefits	372.3	355.1	5%	721.3	690.2	5%
Information systems and technology	51.0	44.8	14%	101.2	88.4	14%
Occupancy	33.8	31.9	6%	66.9	65.3	2%
General, administrative and other	86.5	71.6	21%	173.9	145.3	20%
Total Operating Expenses	$1,309.9	$1,284.2	2%	$2,606.3	$2,500.9	4%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our SIPs, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on sales, AUM or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to investors. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2014	2013		2014	2013
Asset-based expenses	$562.5	$541.4	4%	$1,141.0	$1,056.0	8%
Sales-based expenses	171.7	204.5	(16)%	335.7	387.9	(13)%
Amortization of deferred sales commissions	32.1	34.9	(8)%	66.3	67.8	(2)%
Sales, Distribution and Marketing	$766.3	$780.8	(2)%	$1,543.0	$1,511.7	2%
Asset-based expenses increased $21.1 million for the three months ended March 31, 2014 primarily due to a $19.6 million increase in distribution expense related to U.S. products. This increase primarily resulted from a 5% increase in the related average U.S. AUM and a higher mix of equity and hybrid products, which generally have higher expense rates than fixed-income products. Distribution expense related to non-U.S. products decreased slightly as an $11.9 million increase primarily resulting from a 4% increase in the related average international AUM was more than offset by a decrease of $13.9 million related to fee rebates, which were included in distribution expense in the prior year.
Asset-based expenses increased $85.0 million for the six months ended March 31, 2014 primarily due to distribution expense increases of $46.8 million related to U.S. products and $33.4 million related to non-U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 6% in the U.S. and 8% internationally and a higher mix of equity and hybrid products globally. The non-U.S. product expense increase was partially offset by a decrease of $24.7 million related to fee rebates.
Annualized asset-based expenses as a percentage of average AUM were 0.26% for the three and six months ended March 31, 2014 and 0.27% for the same periods in the prior fiscal year. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $32.8 million and $52.2 million for the three and six months ended March 31, 2014 primarily due to a lower mix of U.S. product commissionable sales and a 5% decrease in total commissionable sales in both periods. U.S. products typically generate higher sales commissions than non-U.S. products. Sales-based expenses as a percentage of sales-based fees were 91% for the three and six months ended March 31, 2014 and 93% for the same periods in the prior fiscal year.
Amortization of deferred sales commissions decreased $2.8 million and $1.5 million for the three and six months ended March 31, 2014 primarily due to lower sales of U.S. Class C shares, which are sold without a front-end sales charge to investors, partially offset by higher deferred sales commissions in Canada resulting from a prior year change to self-financing of up-front commissions on shares sold without a front-end sales charge to investors.
Compensation and Benefits
Compensation and benefit expenses increased $17.2 million and $31.1 million for the three and six months ended March 31, 2014 primarily due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $11.4 million and $12.3 million primarily due to higher bonus expense based on our performance. Salaries, wages and benefits increased $8.0 million and $23.5 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2013 and 2012. Compensation and benefit expenses as a percentage of operating revenues were 18% and 17% for the three and six months ended March 31, 2014 and 18% for the same periods in the prior fiscal year. At March 31, 2014, our global workforce had increased to approximately 9,000 employees from approximately 8,700 employees at March 31, 2013.
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
Information Systems and Technology
Information systems and technology expenses increased $6.2 million and $12.8 million for the three and six months ended March 31, 2014 primarily due to increases of $4.1 million and $9.0 million related to higher investments in strategic technology projects for operational purposes and $1.7 million and $3.3 million in external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Net carrying value at beginning of period	$88.6	$91.1	$93.5	$90.3
Additions, net of disposals	10.4	10.4	16.3	20.5
Amortization	(10.9)	(10.5)	(21.7)	(19.8)
Net Carrying Value at End of Period	$88.1	$91.0	$88.1	$91.0
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $1.9 million and $1.6 million for the three and six months ended March 31, 2014 primarily due to increases in rent expense, property taxes and building maintenance expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, advertising and promotion costs, professional fees, and other miscellaneous expenses. Effective January 1, 2014, we assumed responsibility for certain operating expenses of our Canadian funds in exchange for an AUM-based administration fee.
General, administrative and other operating expenses increased $14.9 million and $28.6 million for the three and six months ended March 31, 2014 primarily due to Canadian fund expenses, the acquisition of K2 in November 2012 and higher levels of third party servicing and professional fees. The increase due to Canadian fund expenses was $5.0 million for both periods. The change in the fair value of the K2 contingent consideration liability increased $3.3 million and $6.6 million due to K2's performance and the amortization of K2's intangible assets increased $0.7 million and $2.1 million due to the timing of the acquisition and final valuation of the assets. Third party servicing fees increased $4.0 million and $6.3 million primarily due to a pricing structure change, and professional fees increased $0.9 million and $4.1 million due to changes in our private banking business and other corporate activities.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) were as follows:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2014	2013		2014	2013
Investment and other income, net	$17.0	$96.5	(82)%	$65.2	$142.0	(54)%
Interest expense	(11.4)	(10.9)	5%	(24.0)	(25.4)	(6)%
Other Income, Net	$5.6	$85.6	(93)%	$41.2	$116.6	(65)%
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
Other income, net decreased $80.0 million and $75.4 million for the three and six months ended March 31, 2014 primarily due to net losses from securities held by consolidated SIPs and from foreign currency exchange. Lower market valuations resulted in $15.4 million and $20.7 million of net losses from securities held by consolidated SIPs as compared to $41.5 million and $62.4 million of net gains in the prior-year periods. The U.S. dollar weakened against the Euro in the current year, resulting in net foreign currency exchange losses of $2.1 million and $12.6 million as compared to $18.6 million and $7.3 million of net gains in the prior-year periods. The decrease for the six-month period was partially offset by $7.9 million of net gains from changes in the fair value of the assets and liabilities of consolidated collateralized loan obligations ("CLOs") as compared to $26.8 million of net losses in the prior year.
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

The consolidated cash, cash equivalents and investments portfolio by investment objective at March 31, 2014 was as follows:

(dollar amounts in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$6,910.9	59%	$—	0%	$96.2	4%
Investment Securities
Equity
Global/international	537.2	5%	—	0%	455.9	20%
United States	20.9	0%	—	0%	—	0%
Total equity	558.1	5%	—	0%	455.9	20%
Hybrid	276.1	2%	—	0%	198.2	9%
Fixed-Income
Tax-free	17.4	0%	—	0%	—	0%
Taxable
Global/international	1,025.8	9%	82.0	6%	654.5	28%
United States	2,194.1	19%	1,192.5	94%	909.1	39%
Total fixed-income	3,237.3	28%	1,274.5	100%	1,563.6	67%
Total Investment Securities	4,071.5	35%	1,274.5	100%	2,217.7	96%
Other Investments	756.8	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$11,739.2	100%	$1,274.5	100%	$2,313.9	100%
Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $606.0 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 30.2% and 30.0% for the three and six months ended March 31, 2014, as compared to 27.2% and 28.3% for the same periods in the prior fiscal year. The rate increases were primarily due to lower forecasted non-U.S. earnings in lower tax jurisdictions, the impact of changes in state tax legislation in the current year and net losses attributable to noncontrolling interests for the current year periods as compared to net income for the same periods in the prior year.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2014	2013
Cash Flow Data
Operating cash flows	$639.4	$771.8
Investing cash flows	1.9	98.0
Financing cash flows	(63.4)	(1,349.9)
Net cash provided by operating activities decreased during the six months ended March 31, 2014, despite an increase in net income, primarily due to a higher net increase in trading securities of consolidated SIPs, partially offset by a higher increase in other liabilities related to short positions of consolidated SIPs and a lower increase in receivables, prepaid expenses and other. Net cash provided by investing activities decreased mainly due to a decrease in cash due to net deconsolidation of SIPs, and higher purchases, net of liquidations, of investments by consolidated SIPs, partially offset by net liquidations of investments by consolidated VIEs in the current year compared to net purchases in the prior year. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock in the current year, payments on debt in the prior year, and higher subscriptions in consolidated SIPs by noncontrolling interests.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2014	September 30, 2013
Assets
Cash and cash equivalents	$6,814.7	$6,186.0
Receivables	958.7	982.1
Investments	2,377.1	2,280.8
Total Liquid Assets	$10,150.5	$9,448.9
Liabilities
Debt	1,197.9	1,197.7
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
Cash and cash equivalents at March 31, 2014 increased from September 30, 2013 primarily due to net cash provided by operating activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 36% and 64% at March 31, 2014, and 37% and 63% at September 30, 2013.
We utilize a significant portion of our liquid assets to fund operational and regulatory requirements and capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At March 31, 2014, our U.S. and non-U.S. subsidiaries held $2,097.0 million and $2,090.5 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,864.7 million and $2,178.7 million held at September 30, 2013. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $615.2 million and $370.0 million at March 31, 2014 and $551.0 million and $334.6 million at September 30, 2013.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under current credit facilities.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2014, $1,197.9 million of the notes were outstanding with a total face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of March 31, 2014, we were in compliance with the covenants of the notes.
At March 31, 2014, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $65.3 million available through the secured Federal Reserve Bank short-term discount window, $14.8 million available in secured Federal Home Loan Bank short-term borrowing capacity and $13.6 million available in uncommitted short-term bank lines of credit.
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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.24 per share ($0.12 per share per quarter) during the six months ended March 31, 2014, and regular cash dividends of $0.19 per share ($0.097 per share per quarter) and a special cash dividend of $1.00 per share during the six months ended March 31, 2013. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2014 , we repurchased 3.4 million and 5.9 million shares of our common stock at a cost of $178.8 million and $315.9 million. In December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At March 31, 2014, 35.3 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2013, we repurchased approximately 0.5 million and 2.7 million shares of our common stock at a cost of $23.3 million and $121.3 million.
During the six months ended March 31, 2014 and 2013, we invested $72.4 million and $5.6 million, net of redemptions, in our SIPs.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2014, there were no material changes outside the ordinary course of business in our contractual obligations, commitments and contingent liabilities that are summarized in our Form 10-K for the fiscal year ended September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At March 31, 2014 and September 30, 2013, we held cash of $157.2 million and $236.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and/or investment management fees earned from these entities. As of March 31, 2014, we were the primary beneficiary of three CLOs and two other SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2014, Level 3 assets represented 20% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities, comprised of contingent consideration liabilities and debt of consolidated VIEs, represented 15% of total liabilities measured at fair value at March 31, 2014. There were no transfers into or out of Level 3 during the six months ended March 31, 2014.
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
We test definite-lived intangible assets for impairment quarterly. As of March 31, 2014, the undiscounted future cash flow projections for $90.0 million, or 91%, of our definite-lived intangible assets exceeded their carrying values by at least 55%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 23%. As of March 31, 2014, a decline in these assets' related AUM of 36% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets during the six months ended March 31, 2014.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2014, our total AUM by fair value hierarchy level was 51% Level 1, 48% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity and debt markets. Individual financial, equity and debt markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe, the crisis in Ukraine and any related sanctions, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may, in our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Changes in investor preferences regarding our more popular investment products also could cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, banking, accounting, tax, compensation, ethics, data protection, privacy and escheatment laws and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as other legislative and regulatory changes, impose additional restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as Franklin, to sponsor or invest in private funds or to engage in certain types of proprietary trading. In December 2013, the final regulations implementing the Volcker Rule were issued by the U.S. Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission (“CFTC”), and the three federal banking agencies, the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (“OCC”). The effective date of the final rule was April 1, 2014, but banking institutions will have until July 21, 2015 to conform their activities and investments to the requirements of the Volcker Rule. We are continuing to prepare for the potential impact of the Volcker Rule and the final rules adopted thereunder. The Dodd-Frank Act also authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the FRB. The FSOC, as well as other global regulators, are considering what threats to global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs and subjecting them to additional regulation. To the extent that we or our funds are subject to such a SIFI designation, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Additionally, the SEC has adopted its final rule setting forth the definition of a municipal adviser and requiring such advisers to register with the Municipal Securities Rulemaking Board. We continue to monitor this rule to determine registration requirements for certain Franklin entities. Further, the Foreign Account Tax Compliance Act (“FATCA”), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will impose customer due diligence, reporting and withholding requirements on certain non-U.S. financial institutions. Full implementation of FATCA will be phased in over the next several years. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws, rules, regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses or charters, any of which could adversely affect our reputation, prospects, revenues and income.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. We are also subject to the rules and regulations promulgated by the CFTC and the National Futures Association. Because of our non-U.S. operations and/or trading in our sponsored investment products (“SIPs”) that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must comply with myriad complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.

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
U.S. regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and the Dodd-Frank Act. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, support our operations, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to get clients to provide confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Breach of our technology systems could result in the unauthorized disclosure or modification of sensitive or confidential information, loss of valuable information, breach of client contracts, liability for stolen assets, information or identity, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents, regulatory actions and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, our failure to properly manage and operate our data centers could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services, as well as select private banking services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent a majority of our revenues, are dependent on fees earned under investment management agreements that we have with the SIPs we advise. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other distributors. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Recently, certain laws and regulations outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we may not have control. These investments may involve risks, including the risk that the controlling stakeholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the Capital Requirements Directive of the European Union (“EU”), those recently adopted under the EU's Alternative Investment Fund Manager Directive, those required to be adopted under the Dodd-Frank Act and certain provisions of the EU's new Undertakings for Collective Investment in Transferable Securities V Directive and Markets in Financial Instruments Directive II, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, potentially negatively impacting our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.
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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we may become the subject of governmental or regulatory investigations and/or examinations, or governmental or regulatory investigations and/or examinations that have been inactive could become active. In addition, we may be named in litigation. We may be obligated, and under our certificate of incorporation, by-laws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and negatively impact our profitability and/or our financial results. Judgments, findings or allegations of wrongdoing by regulatory or governmental authorities or in litigation against us or settlements with respect thereto could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
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
Interest Rate Risk
We are exposed to changes in interest rates, primarily through our investments in debt securities, loans receivable and deposits . At March 31, 2014, we had exposure from $1,673.7 million of investments in debt securities and SIPs that invest in debt securities, $218.3 million of loans held for sale, $3.8 million of net loans receivable and $526.7 million of interest-bearing deposits. We minimize the impact of changes in interest rates related to investments in debt securities by managing the maturities of these securities, and through diversification, ensuring an appropriate mix of fixed rate and floating rate investments. Our exposure to the risks from investments in SIPs is also minimized by our broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We also monitor the interest rates and average maturities of our loan and deposit portfolios. At March 31, 2014, we had no exposure to changes in interest rates from debt obligations as all of our outstanding debt was issued at fixed rates.
As of March 31, 2014, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents, portfolio of debt securities, loans receivable, deposits and debt obligations. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for 8% of the total cash and cash equivalents and investments at March 31, 2014. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 10% of the total cash and cash equivalents and investments at March 31, 2014. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at March 31, 2014. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $173.2 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,274.5	$1,401.9	$1,147.1
Investment securities, available-for-sale	579.3	637.2	521.4
Direct investments in consolidated VIEs and consolidated SIPs	457.9	503.7	412.1
Total	$2,311.7	$2,542.8	$2,080.6
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC includes a discussion of the Risk Factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	67,726	$57.41	67,726	38,649,889
February 2014	1,698,600	$52.24	1,698,600	36,951,289
March 2014	1,637,000	$52.62	1,637,000	35,314,289
Total	3,403,326		3,403,326
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At March 31, 2014, 35.3 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

10.1	Representative Form of Management Company Services Agreement between Franklin Templeton International Services S.à r.l. and certain funds (filed herewith)

10.2
2014 Key Executive Incentive Compensation Plan (effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.3	Non-Employee Director Compensation as of March 31, 2014 (filed herewith)*

10.4	Named Executive Officer Compensation as of March 31, 2014 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

__________
*        Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	April 28, 2014	By:	/S/ KENNETH A. LEWIS
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

10.1	Representative Form of Management Company Services Agreement between Franklin Templeton International Services S.à r.l. and certain funds (filed herewith)

10.2
2014 Key Executive Incentive Compensation Plan (effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.3	Non-Employee Director Compensation as of March 31, 2014 (filed herewith)*

10.4	Named Executive Officer Compensation as of March 31, 2014 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow

__________
*        Compensatory Plan or Arrangement