Form 10-Q
period 2014-06-30
FRANKLIN RESOURCES INC
filed 2014-07-30
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Outstanding: 625,291,113 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 23, 2014.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Operating Revenues
Investment management fees	$1,393.2	$1,318.3	$4,135.0	$3,785.7
Sales and distribution fees	643.7	664.5	1,919.0	1,911.3
Shareholder servicing fees	69.0	77.5	212.8	228.5
Other, net	24.6	24.5	69.1	74.7
Total operating revenues	2,130.5	2,084.8	6,335.9	6,000.2
Operating Expenses
Sales, distribution and marketing	789.3	812.8	2,332.3	2,324.5
Compensation and benefits	380.7	345.5	1,102.0	1,035.7
Information systems and technology	54.3	44.4	155.5	132.8
Occupancy	34.1	33.9	101.0	99.2
General, administrative and other	85.3	76.5	259.2	221.8
Total operating expenses	1,343.7	1,313.1	3,950.0	3,814.0
Operating Income	786.8	771.7	2,385.9	2,186.2
Other Income (Expenses)
Investment and other income, net	107.6	10.3	172.8	152.3
Interest expense	(10.9)	(10.0)	(34.9)	(35.4)
Other income, net	96.7	0.3	137.9	116.9
Income before taxes	883.5	772.0	2,523.8	2,303.1
Taxes on income	251.4	209.9	742.9	642.9
Net income	632.1	562.1	1,780.9	1,660.2
Less: Net income attributable to
Nonredeemable noncontrolling interests	47.4	8.0	23.0	13.1
Redeemable noncontrolling interests	5.8	1.8	14.2	5.9
Net Income Attributable to Franklin Resources, Inc.	$578.9	$552.3	$1,743.7	$1,641.2
Earnings per Share
Basic	$0.92	$0.87	$2.77	$2.57
Diluted	0.92	0.86	2.77	2.57
Dividends per Share	$0.120	$0.097	$0.36	$1.29
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net Income	$632.1	$562.1	$1,780.9	$1,660.2
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	2.5	(9.0)	(6.0)	(28.0)
Currency translation adjustments, net of tax	17.2	(47.7)	25.2	(82.7)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.1	(0.4)	(1.1)	0.3
Total comprehensive income	651.9	505.0	1,799.0	1,549.8
Less: Comprehensive income attributable to
Nonredeemable noncontrolling interests	47.4	8.0	23.0	13.1
Redeemable noncontrolling interests	5.8	1.8	14.2	5.9
Comprehensive Income Attributable to Franklin Resources, Inc.	$598.7	$495.2	$1,761.8	$1,530.8
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions)	June 30, 2014	September 30, 2013
Assets
Cash and cash equivalents	$7,604.2	$6,186.0
Receivables	999.1	1,038.9
Investments (including $1,833.9 and $1,892.7 at fair value at June 30, 2014 and September 30, 2013)	2,615.4	2,439.2
Loans receivable, net	3.7	229.7
Assets of consolidated variable interest entities
Cash and cash equivalents	58.0	44.0
Investments, at fair value	819.4	941.1
Assets of consolidated sponsored investment products
Cash and cash equivalents	35.4	93.1
Investments, at fair value	1,367.3	1,203.2
Deferred taxes	129.2	112.4
Property and equipment, net	542.1	564.1
Goodwill and other intangible assets, net	2,348.8	2,359.2
Other	169.3	179.4
Total Assets	$16,691.9	$15,390.3
Liabilities
Compensation and benefits	$435.8	$444.5
Accounts payable and accrued expenses	302.6	273.7
Commissions	458.0	437.7
Deposits	664.2	586.8
Debt	1,198.1	1,197.7
Debt of consolidated variable interest entities, at fair value	853.2	988.5
Debt of consolidated sponsored investment products	138.9	108.9
Deferred taxes	265.0	272.5
Other	271.5	272.7
Total liabilities	4,587.3	4,583.0
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	183.7	121.8
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited
[Table continued from previous page]

(in millions, except share and per share data)	June 30, 2014	September 30, 2013
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 625,454,242 and 630,917,532 shares issued and outstanding at June 30, 2014 and September 30, 2013	62.5	63.1
Retained earnings	11,191.5	9,991.2
Appropriated retained earnings of consolidated variable interest entities	17.1	12.7
Accumulated other comprehensive income	24.2	6.1
Total Franklin Resources, Inc. stockholders’ equity	11,295.3	10,073.1
Nonredeemable noncontrolling interests	625.6	612.4
Total stockholders’ equity	11,920.9	10,685.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,691.9	$15,390.3
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended June 30,
(in millions)	2014	2013
Net Income	$1,780.9	$1,660.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	97.2	102.8
Depreciation and other amortization	72.9	70.5
Stock-based compensation	96.9	86.2
Excess tax benefit from stock-based compensation	(8.1)	(16.0)
Gains on sale of assets	(40.0)	(36.8)
Income from investments in equity method investees	(68.2)	(54.3)
Net gains on other investments of consolidated sponsored investment products	(18.2)	(59.7)
Net (gains) losses of consolidated variable interest entities	(8.1)	30.3
Other	(14.4)	15.6
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(133.7)	(188.2)
Increase in trading securities, net	(77.6)	(70.0)
Increase in trading securities of consolidated sponsored investment products, net	(448.9)	(101.9)
Originations of loans held for sale	(38.3)	—
Proceeds from sale of loans originated for resale	38.4	—
Decrease in accrued compensation and benefits	(11.6)	(8.1)
Increase in commissions payable	20.3	50.8
Increase in income taxes payable	3.4	26.7
Increase in other liabilities	168.0	19.5
Net cash provided by operating activities	1,410.9	1,527.6
Purchase of investments	(205.4)	(222.2)
Liquidation of investments	410.4	444.5
Purchase of investments by consolidated sponsored investment products	(261.2)	(177.7)
Liquidation of investments by consolidated sponsored investment products	125.1	129.1
Purchase of investments by consolidated variable interest entities	(162.1)	(488.9)
Liquidation of investments by consolidated variable interest entities	340.2	519.0
Decrease in loans receivable, net	36.8	7.5
Decrease in loans transferred to held for sale	8.2	—
Proceeds from sale of loans transferred to held for sale	181.3	—
Additions of property and equipment, net	(38.2)	(41.6)
Acquisitions of subsidiaries, net of cash acquired	—	3.9
Increase (decrease) in cash from net consolidation (deconsolidation) of sponsored investment products	(150.8)	4.0
Net cash provided by investing activities	284.3	177.6
Increase in deposits	76.3	42.5
Issuance of common stock	20.4	28.8
Dividends paid on common stock	(215.3)	(821.1)
Repurchase of common stock	(444.4)	(226.4)
Excess tax benefit from stock-based compensation	8.1	16.0
Payments on debt	—	(490.9)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2014	2013
Proceeds from issuance of debt by consolidated sponsored investment products	$601.6	$404.8
Payments on debt by consolidated sponsored investment products	(571.9)	(423.1)
Payments on debt by consolidated variable interest entities	(160.6)	(143.3)
Payments on contingent consideration liability	(4.8)	—
Noncontrolling interests	358.3	104.9
Net cash used in financing activities	(332.3)	(1,507.8)
Effect of exchange rate changes on cash and cash equivalents	11.6	(16.7)
Increase in cash and cash equivalents	1,374.5	180.7
Cash and cash equivalents, beginning of period	6,323.1	6,051.4
Cash and Cash Equivalents, End of Period	$7,697.6	$6,232.1

Supplemental Disclosure of Non-Cash Activities
Contingent consideration liabilities recognized due to acquisitions	$—	$92.0
Increase in noncontrolling interests due to acquisition	—	38.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$767.3	$622.7
Cash paid for interest	33.1	40.1
Cash paid for interest by consolidated sponsored investment products and consolidated variable interest entities	34.3	42.0
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2013 (“fiscal year 2013”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2014.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2013, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires an entity to report significant reclassifications out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. See Note 12 – Accumulated Other Comprehensive Income for the expanded disclosures.
New Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued new guidance that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance allows for either a full retrospective or modified approach at adoption, and is effective for the Company in the first quarter of the fiscal year ending September 30, 2018. The Company is currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.
Note 3 – Stockholders’ Equity and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity and redeemable noncontrolling interests were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2014
Balance at October 1, 2013	$10,073.1	$612.4	$10,685.5	$121.8
Net income	1,743.7	23.0	1,766.7	14.2
Net income reclassified to appropriated retained earnings	4.4	(4.4)	—
Other comprehensive income	18.1		18.1
Cash dividends on common stock	(226.7)		(226.7)
Repurchase of common stock	(444.4)		(444.4)
Noncontrolling interests
Net subscriptions (redemptions/distributions)		(5.4)	(5.4)	363.7
Net deconsolidation of sponsored investment products		—	—	(316.0)
Other[1]	127.1		127.1
Balance at June 30, 2014	$11,295.3	$625.6	$11,920.9	$183.7
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
for the nine months ended June 30, 2013
Balance at October 1, 2012	$9,201.3	$559.2	$9,760.5	$26.7
Net income	1,641.2	13.1	1,654.3	5.9
Net loss reclassified to appropriated retained earnings	(32.3)	32.3	—
Other comprehensive loss	(110.4)		(110.4)
Cash dividends on common stock	(825.5)		(825.5)
Repurchase of common stock	(226.4)		(226.4)
Noncontrolling interests
Net subscriptions		65.1	65.1	39.8
Net consolidation (deconsolidation) of sponsored investment products		4.4	4.4	(41.4)
Acquisition		5.4	5.4	32.8
Reclassification		(57.0)	(57.0)	57.0
Other[1]	131.9		131.9
Balance at June 30, 2013	$9,779.8	$622.5	$10,402.3	$120.8
__________________

[1]	Primarily relates to stock-based compensation plans.
The reclassification of $57.0 million of noncontrolling interests from nonredeemable to redeemable during the nine months ended June 30, 2013 relates to a consolidated sponsored investment product (“SIP”) which is redeemable on a monthly basis without restriction.
During the three and nine months ended June 30, 2014, the Company repurchased 2.4 million and 8.3 million shares of its common stock at a cost of $128.5 million and $444.4 million under its stock repurchase program. In December 2013, the Company’s Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At June 30, 2014, 33.0 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and nine months ended June 30, 2013, the Company repurchased 2.2 million and 4.9 million shares of its common stock at a cost of $105.1 million and $226.4 million.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net Income Attributable to Franklin Resources, Inc.	$578.9	$552.3	$1,743.7	$1,641.2
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3.9	4.0	11.2	11.2
Net Income Available to Common Stockholders	$575.0	$548.3	$1,732.5	$1,630.0

Weighted-average shares outstanding – basic	623.2	633.6	625.8	634.0
Effect of dilutive common stock options and non-participating nonvested stock unit awards	0.4	0.7	0.5	0.9
Weighted-Average Shares Outstanding – Diluted	623.6	634.3	626.3	634.9

Earnings per Share
Basic	$0.92	$0.87	$2.77	$2.57
Diluted	0.92	0.86	2.77	2.57
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.1 million for the three and nine months ended June 30, 2014, and nil for the three and nine months ended June 30, 2013.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated variable interest entities (“VIEs”) and consolidated SIPs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2014	September 30, 2013
Investment securities, trading	$1,277.4	$1,196.7
Investment securities, available-for-sale
SIPs	504.9	534.6
Securities of U.S. states and political subdivisions	11.5	23.1
Securities of the U.S. Treasury and federal agencies	0.7	2.3
Mortgage-backed securities – agency residential[1]	18.8	110.9
Other equity securities	6.8	11.3
Total investment securities, available-for-sale	542.7	682.2
Investments in equity method investees	700.5	485.4
Other investments	94.8	74.9
Total	$2,615.4	$2,439.2
__________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At June 30, 2014 and September 30, 2013, investment securities with aggregate carrying amounts of $14.7 million and $28.4 million were pledged as collateral for amounts available in secured Federal Home Loan Bank (“FHLB”) short-term borrowing capacity, $6.3 million and $7.1 million were pledged as collateral for the ability to borrow from uncommitted short-term bank lines of credit, and nil and $82.5 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank (see Note 7 - Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of June 30, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$435.5	$70.7	$(1.3)	$504.9
Securities of U.S. states and political subdivisions	11.1	0.4	—	11.5
Securities of the U.S. Treasury and federal agencies	0.7	—	—	0.7
Mortgage-backed securities – agency residential	18.9	—	(0.1)	18.8
Other equity securities	6.6	0.2	—	6.8
Total	$472.8	$71.3	$(1.4)	$542.7

(in millions)		Gross Unrealized
as of September 30, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$465.4	$71.7	$(2.5)	$534.6
Securities of U.S. states and political subdivisions	22.3	0.8	—	23.1
Securities of the U.S. Treasury and federal agencies	2.3	—	—	2.3
Mortgage-backed securities – agency residential	108.9	2.0	—	110.9
Other equity securities	10.9	0.4	—	11.3
Total	$609.8	$74.9	$(2.5)	$682.2

The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of June 30, 2014
SIPs	$6.8	$(0.1)	$7.4	$(1.2)	$14.2	$(1.3)
Mortgage-backed securities – agency residential	16.4	(0.1)	—	—	16.4	(0.1)
Total	$23.2	$(0.2)	$7.4	$(1.2)	$30.6	$(1.4)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2013
SIPs	$50.3	$(2.4)	$1.4	$(0.1)	$51.7	$(2.5)

The Company did not recognize any other-than-temporary impairment of investments during the three months ended June 30, 2014. During the nine months ended June 30, 2014, the Company recognized $0.6 million of other-than-temporary impairment, of which $0.4 million related to available-for-sale SIPs. The Company recognized $0.8 million and $1.8 million of other-than-temporary impairment during the three and nine months ended June 30, 2013, all of which related to available-for-sale SIPs except for $0.7 million during the nine-month period related to other investments.
At June 30, 2014, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$4.0	$4.0
Due after one year through five years	7.8	8.2
Total	$11.8	$12.2
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
The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. The Company’s assessment of the hierarchy level of the assets and liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2014
Assets
Investment securities, trading	$1,195.4	$82.0	$—	$1,277.4
Investment securities, available-for-sale
SIPs	504.9	—	—	504.9
Securities of U.S. states and political subdivisions	—	11.5	—	11.5
Securities of the U.S. Treasury and federal agencies	—	0.7	—	0.7
Mortgage-backed securities – agency residential	—	18.8	—	18.8
Other equity securities	2.0	4.8	—	6.8
Life settlement contracts	—	—	13.8	13.8
Total Assets Measured at Fair Value	$1,702.3	$117.8	$13.8	$1,833.9
Liabilities
Contingent consideration liabilities	$—	$—	$98.8	$98.8

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Investment securities, trading	$1,121.5	$75.2	$—	$1,196.7
Investment securities, available-for-sale
SIPs	534.6	—	—	534.6
Securities of U.S. states and political subdivisions	—	23.1	—	23.1
Securities of the U.S. Treasury and federal agencies	—	2.3	—	2.3
Mortgage-backed securities – agency residential	—	110.9	—	110.9
Other equity securities	11.3	—	—	11.3
Life settlement contracts	—	—	13.8	13.8
Total Assets Measured at Fair Value	$1,667.4	$211.5	$13.8	$1,892.7
Liabilities
Contingent consideration liabilities	$—	$—	$97.7	$97.7
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
The fair value of contingent consideration liabilities is determined using an income-based method which considers the net present value of anticipated future cash flows. Substantially all of the balance relates to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and nine months ended June 30, 2014 and 2013.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2014		2013
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended June 30,
Balance at beginning of period	$13.6	$(104.2)	$13.4	$(90.0)
Acquisition	—	—	—	(1.4)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.7	—	0.7	—
Included in general, administrative and other expense	—	3.3	—	(5.1)
Other	—	0.1	—	(0.3)
Purchases	—	—	0.4	—
Settlements	(0.5)	2.0	(0.8)	—
Balance at End of Period	$13.8	$(98.8)	$13.7	$(96.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.3	$3.4	$0.3	$(5.4)

	2014		2013
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the nine months ended June 30,
Balance at beginning of period	$13.8	$(97.7)	$14.8	$—
Acquisitions	—	—	—	(92.0)
Total realized and unrealized gains (losses)
Included in investment and other income, net	2.4	—	1.6	—
Included in general, administrative and other expense	—	(5.6)	—	(7.3)
Other	—	(0.3)	—	(0.5)
Purchases	0.1	—	1.1	—
Sales	(0.7)	—	(1.6)	—
Settlements	(1.8)	4.8	(2.2)	3.0
Balance at End of Period	$13.8	$(98.8)	$13.7	$(96.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.9	$(5.9)	$1.0	$(7.8)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.8	Discounted cash flow	Life expectancy	24–153 months (73)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	98.8	Discounted cash flow	AUM growth rate	5.4%–23.0% (12.0%)
			EBITDA margin	23.7% - 34.4% (30.5%)
			Discount rate	14.0%

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.8	Discounted cash flow	Life expectancy	25–160 months (76)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	97.7	Discounted cash flow	AUM growth rate	6.0%–25.0% (14.6%)
			EBITDA margin	26.4% - 38.9% (34.4%)
			Discount rate	14.0%

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
Financial instruments that were not measured at fair value were as follows:

(in millions)		June 30, 2014		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$7,604.2	$7,604.2	$6,186.0	$6,186.0
Other investments[1]	2 or 3	81.0	92.4	61.1	69.2
Loans receivable, net	2	3.7	3.9	229.7	230.1
Financial Liabilities
Deposits	2	$664.2	$664.2	$586.8	$587.2
Debt	2	1,198.1	1,244.4	1,197.7	1,221.5
_________________
1     Primarily consist of Level 3 assets.
Note 7 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	June 30, 2014	September 30, 2013	Effective Interest Rate
$250 million 3.125% notes due May 2015	$250.0	$249.9	3.32%
$300 million 1.375% notes due September 2017	298.9	298.7	1.66%
$350 million 4.625% notes due May 2020	349.8	349.7	4.74%
$300 million 2.800% notes due September 2022	299.4	299.4	2.93%
Total Debt	$1,198.1	$1,197.7
At June 30, 2014, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At June 30, 2014, the Company was in compliance with the covenants of the notes.
At June 30, 2014, maturities for debt were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2014	$—
2015	250.0
2016	—
2017	298.9
2018	—
Thereafter	649.2
Total	$1,198.1

At June 30, 2014, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve System, $14.1 million available in an uncommitted short-term bank line of credit and $14.0 million available in secured FHLB short-term borrowing capacity. On July 11, 2014, the Company closed its account at the Federal Reserve Bank of New York resulting in the termination of its bank lines of credit under the Federal Reserve System and its ability to borrow through the secured Federal Reserve Bank short-term discount window.
Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products
The Company sponsors and manages various types of investment products, which consist of both VIEs and non-VIEs. The Company consolidates the VIE products for which it is the primary beneficiary and the non-VIE products which it controls. The Company has no right to the consolidated products’ assets, other than its direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the entities’ liabilities.
The balances of consolidated VIEs and consolidated SIPs included in the Company’s condensed consolidated balance sheets were as follows:

	June 30, 2014			September 30, 2013
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Assets
Cash and cash equivalents	$58.0	$35.4	$93.4	$44.0	$93.1	$137.1
Receivables	21.5	19.1	40.6	37.7	19.1	56.8
Investments, at fair value	819.4	1,367.3	2,186.7	941.1	1,203.2	2,144.3
Other assets	—	0.7	0.7	—	0.7	0.7
Total Assets	$898.9	$1,422.5	$2,321.4	$1,022.8	$1,316.1	$2,338.9
Liabilities
Accounts payable and accrued expenses	$21.2	$25.4	$46.6	$10.9	$25.2	$36.1
Debt, at fair value	853.2	—	853.2	988.5	—	988.5
Debt	—	138.9	138.9	—	108.9	108.9
Other liabilities	—	11.3	11.3	—	8.5	8.5
Total liabilities	874.4	175.6	1,050.0	999.4	142.6	1,142.0
Redeemable Noncontrolling Interests	—	183.7	183.7	—	121.8	121.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	24.5	454.1	478.6	23.4	454.8	478.2
Nonredeemable noncontrolling interests	—	609.1	609.1	—	596.9	596.9
Total stockholders’ equity	24.5	1,063.2	1,087.7	23.4	1,051.7	1,075.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$898.9	$1,422.5	$2,321.4	$1,022.8	$1,316.1	$2,338.9
The consolidated VIEs and consolidated SIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2014 and 2013.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.

The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net gains from changes in fair value of assets	$7.1	$17.2	$31.5	$58.3
Net losses from changes in fair value of liabilities	(7.6)	(18.1)	(24.1)	(86.0)
Total Net Gains (Losses)	$(0.5)	$(0.9)	$7.4	$(27.7)
The following tables present information on the investments and debt of the CLOs:

(in millions)	Total Investments	Debt
as of June 30, 2014
Unpaid principal balance	$816.3	$887.7
Difference between unpaid principal balance and fair value	3.1	(34.5)
Fair Value	$819.4	$853.2
There were no investments 90 days or more past due at June 30, 2014.

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2013
Unpaid principal balance	$943.6	$7.9	$1,017.8
Difference between unpaid principal balance and fair value	(2.5)	(7.7)	(29.3)
Fair Value	$941.1	$0.2	$988.5
Consolidated SIPs
Consolidated SIPs consist of non-VIE limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 29 SIPs as of June 30, 2014, and 36 SIPs as of September 30, 2013. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.
Investments
Investments of consolidated VIEs and consolidated SIPs consisted of the following:

	June 30, 2014			September 30, 2013
	Consolidated			Consolidated
(in millions)	VIEs	SIPs	Total	VIEs	SIPs	Total
Investment securities, trading	$—	$241.0	$241.0	$—	$244.1	$244.1
Other debt securities	819.4	219.3	1,038.7	941.1	272.3	1,213.4
Other equity securities	—	907.0	907.0	—	686.8	686.8
Total Investments	$819.4	$1,367.3	$2,186.7	$941.1	$1,203.2	$2,144.3
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

Debt
Debt of consolidated VIEs and consolidated SIPs consisted of the following:

	June 30, 2014	Effective Interest Rate	September 30, 2013	Effective Interest Rate
(in millions)
Debt of consolidated VIEs, at fair value, due fiscal years 2018-2024	$853.2	1.40%	$988.5	1.32%
Debt of consolidated SIPs due fiscal years 2014-2019	138.9	3.70%	108.9	4.08%
Total Debt	$992.1		$1,097.4
The debt of consolidated VIEs had floating interest rates ranging from 0.45% to 9.73% at June 30, 2014, and from 0.50% to 9.77% at September 30, 2013.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.19% to 5.89% at June 30, 2014, and from 2.45% to 5.83% at September 30, 2013. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
At June 30, 2014, contractual maturities for debt of consolidated VIEs and consolidated SIPs were as follows:

(in millions)
for the fiscal years ending September 30,
2014	$65.6
2015	—
2016	—
2017	28.1
2018	276.4
Thereafter	622.0
Total	$992.1
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated VIEs and consolidated SIPs measured at fair value on a recurring basis. See Note 6 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$58.0	$—	$—	$58.0
Receivables of consolidated VIEs	—	21.5	—	21.5
Investments of consolidated VIEs	—	818.9	0.5	819.4
Investments of consolidated SIPs
Debt securities	0.9	96.8	219.9	317.6
Equity securities	144.1	276.7	628.9	1,049.7
Total Assets Measured at Fair Value	$203.0	$1,213.9	$849.3	$2,266.2
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$21.2	$—	$21.2
Debt of consolidated VIEs	—	805.2	48.0	853.2
Other liabilities of consolidated SIPs	3.7	—	—	3.7
Total Liabilities Measured at Fair Value	$3.7	$826.4	$48.0	$878.1

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$44.0	$—	$—	$44.0
Receivables of consolidated VIEs	—	37.7	—	37.7
Investments of consolidated VIEs	—	940.6	0.5	941.1
Investments of consolidated SIPs
Debt securities	4.5	83.8	272.3	360.6
Equity securities	158.1	213.6	470.9	842.6
Total Assets Measured at Fair Value	$206.6	$1,275.7	$743.7	$2,226.0
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$10.9	$—	$10.9
Debt of consolidated VIEs	—	928.8	59.7	988.5
Total Liabilities Measured at Fair Value	$—	$939.7	$59.7	$999.4
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
The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)	Redemption Frequency	Fair Value Level	June 30, 2014	September 30, 2013
Global fixed-income fund	Monthly	2	$250.6	$191.8
Hedge funds	Monthly or quarterly	2	25.8	6.6
Real estate and private equity funds	Nonredeemable	3	383.7	242.1
Hedge funds	Annually or triennially	3	1.7	1.5
Total			$661.8	$442.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.3 years and 4.7 years at June 30, 2014 and September 30, 2013. The consolidated SIPs’ unfunded commitments to these funds totaled $206.3 million and $135.5 million at June 30, 2014 and September 30, 2013, of which the Company was contractually obligated to fund $4.1 million and $2.8 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were nil and $0.1 million during the three and nine months ended June 30, 2014, and transfers into Level 1 from Level 2 were $0.1 million and $0.2 million during the same periods. Transfers into Level 2 from Level 1 were $0.4 million and $47.4 million during the three and nine months ended June 30, 2013, and transfers into Level 1 from Level 2 were $0.1 million and $53.9 million during the same periods. The transfers into Level 2 from Level 1 during the prior year included $47.0 million of securities for which the quoted market prices were adjusted as of December 31, 2012 due to significant price changes in U.S.-traded market proxies resulting from the resolution of U.S. fiscal cliff negotiations. The impacted securities trade in 16 different countries in Europe, Asia and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. The transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended June 30, 2014		Debt	Equity
Balance at April 1, 2014	$0.5	$268.5	$552.1	$821.1	$(51.1)
Realized and unrealized gains (losses) included in investment and other income, net	—	(1.3)	51.6	50.3	3.1
Purchases	—	10.8	36.7	47.5	—
Sales	—	(58.3)	(10.6)	(68.9)	—
Transfers into Level 3	—	0.6	—	0.6	—
Transfers out of Level 3	—	—	(0.6)	(0.6)	—
Effect of exchange rate changes	—	(0.4)	(0.3)	(0.7)	—
Balance at June 30, 2014	$0.5	$219.9	$628.9	$849.3	$(48.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2014	$—	$(1.5)	$51.8	$50.3	$3.1

(in millions)	Investments of Consolidated VIEs	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the nine months ended June 30, 2014		Debt	Equity
Balance at October 1, 2013	$0.5	$272.3	$470.9	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	—	(22.7)	32.1	9.4	11.7
Purchases	—	49.5	163.2	212.7	—
Sales	—	(80.9)	(37.3)	(118.2)	—
Transfers into Level 3	—	0.6	—	0.6	—
Transfers out of Level 3	—	—	(0.6)	(0.6)	—
Effect of exchange rate changes	—	1.1	0.6	1.7	—
Balance at June 30, 2014	$0.5	$219.9	$628.9	$849.3	$(48.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2014	$—	$(23.8)	$32.3	$8.5	$11.7

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended June 30, 2013	Debt	Equity
Balance at April 1, 2013	$330.2	$624.5	$954.7	$(75.8)
Realized and unrealized gains included in investment and other income, net	3.2	6.9	10.1	8.8
Purchases	4.0	28.2	32.2	—
Sales	(5.5)	(7.0)	(12.5)	—
Reclassification to Level 2	—	(205.4)	(205.4)	—
Effect of exchange rate changes	2.1	0.9	3.0	—
Balance at June 30, 2013	$334.0	$448.1	$782.1	$(67.0)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2013	$3.2	$6.9	$10.1	$(6.0)

(in millions)	Investments of Consolidated SIPs		Total Level 3 Assets	Debt of Consolidated VIEs
for the nine months ended June 30, 2013	Debt	Equity
Balance at October 1, 2012	$317.5	$527.0	$844.5	$(67.9)
Realized and unrealized gains included in investment and other income, net	9.0	56.9	65.9	0.9
Purchases	57.4	114.1	171.5	—
Sales	(51.5)	(46.1)	(97.6)	—
Acquisition	—	0.8	0.8	—
Reclassification to Level 2	—	(205.4)	(205.4)	—
Effect of exchange rate changes	1.6	0.8	2.4	—
Balance at June 30, 2013	$334.0	$448.1	$782.1	$(67.0)
Change in unrealized gains included in net income relating to assets and liabilities held at June 30, 2013	$37.0	$22.2	$59.2	$1.9
There were no transfers into or out of Level 3 during the three and nine months ended June 30, 2013. The reclassification out of Level 3 to Level 2 during the three and nine months ended June 30, 2013 relates to an investment in a global fixed-income fund which is redeemable on a monthly basis without restriction and was originally misclassified as Level 3.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$219.9	Discounted cash flow	Discount rate	3.6%–18.0% (11.3%)
			Risk premium	0.0%–18.0% (3.3%)

Equity securities	182.8	Market comparable companies	EBITDA multiple	1.0–14.0 (7.4)
			Discount for lack of marketability	20.0%-50.0% (41.5%)
	30.9	Discounted cash flow	Discount rate	6.0%–18.0% (16.4%)
	29.8	Market pricing	Price to book value ratio	1.8–2.8 (2.1)

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$272.3	Discounted cash flow	Discount rate	5.7%–25.6% (8.3%)
			Risk premium	0.0%–19.3% (2.2%)

Equity securities	137.4	Market comparable companies	EBITDA multiple	5.0–10.2 (8.0)
			Discount for lack of marketability	20.0%–30.0% (23.7%)
	70.8	Discounted cash flow	Discount rate	12.0%–18.0% (16.2%)
			Discount for lack of marketability	0.0%–50.0% (20.6%)
	19.1	Market pricing	Price to book value ratio	1.7
Level 3 debt securities held by consolidated SIPs consisted of corporate loans and notes, mezzanine loans and convertible debentures, and equity securities consisted primarily of common and preferred shares at June 30, 2014 and September 30, 2013.
The fair values of Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At June 30, 2014 and September 30, 2013, the exclusions consisted of $48.0 million and $59.7 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $385.4 million and $243.6 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)		June 30, 2014		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$35.4	$35.4	$93.1	$93.1
Financial Liabilities
Debt of consolidated SIPs	3	138.9	140.9	108.9	110.4
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

(in millions)	June 30, 2014	September 30, 2013
Receivables	$57.5	$46.3
Investments	239.7	198.5
Total	$297.2	$244.8
The Company’s total AUM of non-consolidated VIEs was $43.0 billion at June 30, 2014 and $37.3 billion at September 30, 2013.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2013 or the nine months ended June 30, 2014.
Note 9 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2014 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At June 30, 2014 and September 30, 2013, the Company held cash of $174.6 million and $236.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
At June 30, 2014, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2013.
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
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $157.1 million at June 30, 2014. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.
Nonvested stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2013	3,732	$40.61
Granted	2,624	53.87
Vested	(542)	40.35
Forfeited/canceled	(152)	45.55
Nonvested Balance at June 30, 2014	5,662	$46.65
Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Investment and Other Income, Net
Dividend income	$2.5	$2.1	$7.8	$7.6
Interest income	2.1	2.4	6.8	7.9
Gains (losses) on trading investment securities, net	2.6	(11.1)	9.7	2.5
Realized gains on sale of investment securities, available-for-sale	7.8	9.0	38.4	36.8
Realized losses on sale of investment securities, available-for-sale	—	(0.3)	(0.8)	(0.3)
Income from investments in equity method investees	33.6	12.1	68.2	54.3
Other-than-temporary impairment of investments	—	(0.8)	(0.6)	(1.8)
Gains on investments of consolidated SIPs, net	59.4	3.8	38.7	66.2
Gains (losses) on assets and liabilities of consolidated VIEs, net	(0.5)	(0.9)	7.4	(27.7)
Foreign currency exchange gains (losses), net	0.3	(8.5)	(12.3)	(1.2)
Other, net	(0.2)	2.5	9.5	8.0
Total	107.6	10.3	172.8	152.3
Interest Expense	(10.9)	(10.0)	(34.9)	(35.4)
Other Income, Net	$96.7	$0.3	$137.9	$116.9
Substantially all of the dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in non-consolidated SIPs. Interest income was primarily generated by cash equivalents and investments in trading securities. Proceeds from the sale of available-for-sale securities were $95.6 million and $284.2 million for the three and nine months ended June 30, 2014, and $54.0 million and $254.0 million for the three and nine months ended June 30, 2013.

The Company recognized net gains (losses) on trading investment securities that were held at June 30, 2014 and 2013 of $2.0 million and $7.2 million during the three and nine months ended June 30, 2014, and $(12.1) million and $(2.7) million during the three and nine months ended June 30, 2013. Net gains (losses) on trading investment securities of consolidated SIPs that were held at June 30, 2014 and 2013 were $4.2 million and $10.3 million during the three and nine months ended June 30, 2014, and $(6.9) million and $6.8 million during the three and nine months ended June 30, 2013.
Note 12 – Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Gains (Losses) on Defined Benefit Plans	Total
for the three months ended June 30, 2014
Balance at April 1, 2014	$63.4	$(55.2)	$(3.8)	$4.4
Other comprehensive income before reclassifications, net of tax	17.9	17.2	0.1	35.2
Reclassifications to net investment and other income, net of tax	(15.4)	—	—	(15.4)
Total other comprehensive income	2.5	17.2	0.1	19.8
Balance at June 30, 2014	$65.9	$(38.0)	$(3.7)	$24.2

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2014
Balance at October 1, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	22.9	25.2	(1.1)	47.0
Reclassifications to net investment and other income, net of tax	(28.9)	—	—	(28.9)
Total other comprehensive income (loss)	(6.0)	25.2	(1.1)	18.1
Balance at June 30, 2014	$65.9	$(38.0)	$(3.7)	$24.2
Note 13 – Banking Regulatory Ratios
As of June 30, 2014, Franklin was a bank holding company and a financial holding company subject to various U.S. regulatory capital requirements. Based on the Company’s calculations, it exceeded the applicable capital adequacy requirements as listed below.

(in millions)	June 30, 2014	September 30, 2013	Capital Adequacy Minimum
Tier 1 capital	$8,671.2	$7,449.2	N/A
Total risk-based capital	8,711.5	7,482.6	N/A
Tier 1 leverage ratio	63%	58%	4%
Tier 1 risk-based capital ratio	61%	58%	4%
Total risk-based capital ratio	61%	58%	8%
Note 14 – Subsequent Events
On July 14, 2014, the Company closed all of its outstanding client deposit accounts. The Company has ceased accepting deposits and originating loans, and believes that it is no longer a bank holding company. On July 16, 2014, the Company submitted a letter to the Board of Governors of the Federal Reserve System to withdraw its registration as a bank holding company.

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
Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to the public globally under the following distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
During the first nine months of our fiscal year, the global equity markets provided strong gains, evidenced by increases of 15% in the MSCI World Index and 18% in the S&P 500 Index. Easing of geopolitical concerns about the crisis in Ukraine and the economic slowdown in China, along with an improving global economic outlook and ongoing accommodative monetary policy from central banks, resulted in increases of 5% in both the MSCI World and S&P 500 indexes during our third fiscal quarter. The global bond markets continued to show signs of stabilization during the quarter, and the Barclays Global Aggregate Index increased 2% for the period. The overall market improvement benefited our assets under management, fee revenues and operating income, all of which increased from the first nine months of fiscal year 2013.
Our total AUM at June 30, 2014 was $920.5 billion, 9% higher than at September 30, 2013 and 13% higher than at June 30, 2013. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2014 increased 8% and 10% from the same periods in the prior fiscal year, primarily driven by $116.9 billion of market appreciation during the previous twelve months.

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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2014	2013		2014	2013
Operating revenues	$2,130.5	$2,084.8	2%	$6,335.9	$6,000.2	6%
Operating income	786.8	771.7	2%	2,385.9	2,186.2	9%
Net income attributable to Franklin Resources, Inc.	578.9	552.3	5%	1,743.7	1,641.2	6%
Diluted earnings per share	$0.92	$0.86	7%	$2.77	$2.57	8%
Operating margin[1]	36.9%	37.0%		37.7%	36.4%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income increased $15.1 million and $199.7 million for the three and nine months ended June 30, 2014, as compared to the same periods in the prior fiscal year, primarily due to 6% and 9% increases in investment management fees, which were driven by 8% and 10% increases in average AUM, partially offset by 2% and 4% increases in operating expenses.
Net income attributable to Franklin Resources, Inc. increased $26.6 million and $102.5 million for the three and nine months ended June 30, 2014, primarily due to the increases in operating income. The increase for the three-month period was also impacted by higher investment and other income, net, less the portion attributable to noncontrolling interests.
The increases in diluted earnings per share for the three and nine months ended June 30, 2014 were consistent with the changes in net income and the impacts of 2% and 1% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2014.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	June 30, 2014	June 30, 2013	Percent Change
Equity
Global/international	$273.8	$224.0	22%
United States	114.5	89.5	28%
Total equity	388.3	313.5	24%
Hybrid	162.5	129.4	26%
Fixed-Income
Tax-free	71.6	79.1	(9)%
Taxable
Global/international	230.6	229.1	1%
United States	61.1	57.5	6%
Total fixed-income	363.3	365.7	(1)%
Cash Management	6.4	6.4	0%
Total	$920.5	$815.0	13%
Average for the Three-Month Period	$902.8	$833.2	8%
Average for the Nine-Month Period	$881.4	$801.1	10%
AUM at June 30, 2014 increased 13% from June 30, 2013, primarily due to $116.9 billion of market appreciation during the twelve-month period, as strong positive returns in global markets resulted in valuation increases in all long-term investment objectives, partially offset by $7.2 billion of net new outflows.
Average AUM also benefited from market appreciation, increasing 8% and 10% during the three and nine months ended June 30, 2014, as compared to the same periods in the prior fiscal year. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2014	2013		2014	2013
Equity
Global/international	$268.6	$231.8	16%	30%	28%
United States	111.4	89.7	24%	12%	11%
Total equity	380.0	321.5	18%	42%	39%
Hybrid	157.8	130.8	21%	17%	15%
Fixed-Income
Tax-free	71.1	83.3	(15)%	8%	10%
Taxable
Global/international	226.7	233.3	(3)%	25%	28%
United States	60.6	58.5	4%	7%	7%
Total fixed-income	358.4	375.1	(4)%	40%	45%
Cash Management	6.6	5.8	14%	1%	1%
Total	$902.8	$833.2	8%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2014	2013		2014	2013
Equity
Global/international	$260.4	$225.7	15%	30%	28%
United States	106.5	85.6	24%	12%	11%
Total equity	366.9	311.3	18%	42%	39%
Hybrid	150.2	123.5	22%	17%	15%
Fixed-Income
Tax-free	70.8	84.1	(16)%	8%	11%
Taxable
Global/international	227.3	218.4	4%	25%	27%
United States	59.7	57.9	3%	7%	7%
Total fixed-income	357.8	360.4	(1)%	40%	45%
Cash Management	6.5	5.9	10%	1%	1%
Total	$881.4	$801.1	10%	100%	100%
Components of the change in AUM were as follows:

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Beginning AUM	$886.9	$823.7	8%	$844.7	$749.9	13%
Long-term sales	47.6	62.1	(23)%	147.2	167.6	(12)%
Long-term redemptions	(45.1)	(53.9)	(16)%	(151.5)	(139.5)	9%
Net cash management	0.1	0.2	(50)%	(0.2)	(1.1)	(82)%
Net new flows	2.6	8.4	(69)%	(4.5)	27.0	NM
Reinvested distributions	4.5	4.8	(6)%	17.5	17.3	1%
Net flows	7.1	13.2	(46)%	13.0	44.3	(71)%
Distributions	(5.4)	(5.7)	(5)%	(21.0)	(21.0)	0%
Acquisitions	—	0.1	(100)%	—	8.8	(100)%
Appreciation (depreciation) and other[1]	31.9	(16.3)	NM	83.8	33.0	154%
Ending AUM	$920.5	$815.0	13%	$920.5	$815.0	13%
__________________

[1]	Includes impact of foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2014	$262.8	$110.1	$154.0	$70.1	$223.5	$60.1	$6.3	$886.9
Long-term sales	11.8	5.6	8.8	2.0	15.6	3.8	—	47.6
Long-term redemptions	(13.1)	(6.0)	(6.0)	(2.4)	(14.0)	(3.6)	—	(45.1)
Net exchanges	0.1	(0.2)	0.3	—	(0.2)	—	—	—
Net cash management	—	—	—	—	—	—	0.1	0.1
Net new flows	(1.2)	(0.6)	3.1	(0.4)	1.4	0.2	0.1	2.6
Reinvested distributions	0.1	0.5	1.6	0.6	1.2	0.5	—	4.5
Net flows	(1.1)	(0.1)	4.7	0.2	2.6	0.7	0.1	7.1
Distributions	(0.2)	(0.5)	(1.8)	(0.7)	(1.6)	(0.6)	—	(5.4)
Appreciation and other[1]	12.3	5.0	5.6	2.0	6.1	0.9	—	31.9
AUM at June 30, 2014	$273.8	$114.5	$162.5	$71.6	$230.6	$61.1	$6.4	$920.5
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the three months ended June 30, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2013	$231.0	$88.9	$129.2	$84.5	$226.5	$58.2	$5.4	$823.7
Long-term sales	11.4	4.5	7.9	2.9	30.2	5.2	—	62.1
Long-term redemptions	(13.4)	(6.1)	(5.6)	(4.5)	(19.7)	(4.6)	—	(53.9)
Net exchanges	(0.2)	0.4	0.4	(0.9)	(0.3)	(0.2)	0.8	—
Net cash management	—	—	—	—	—	—	0.2	0.2
Net new flows	(2.2)	(1.2)	2.7	(2.5)	10.2	0.4	1.0	8.4
Reinvested distributions	0.2	0.2	1.9	0.6	1.4	0.5	—	4.8
Net flows	(2.0)	(1.0)	4.6	(1.9)	11.6	0.9	1.0	13.2
Distributions	(0.2)	(0.2)	(2.1)	(0.8)	(1.8)	(0.6)	—	(5.7)
Acquisition	—	—	0.1	—	—	—	—	0.1
Appreciation (depreciation) and other[1]	(4.8)	1.8	(2.4)	(2.7)	(7.2)	(1.0)	—	(16.3)
AUM at June 30, 2013	$224.0	$89.5	$129.4	$79.1	$229.1	$57.5	$6.4	$815.0
__________________

[1]	Includes impact of foreign exchange revaluation.
AUM increased $33.6 billion or 4% during the quarter ended June 30, 2014, primarily due to $31.9 billion of market appreciation. The market appreciation occurred in all long-term investment objectives and reflected positive returns in global markets, as evidenced by increases of 5% in both the MSCI World and S&P 500 indexes. Long-term sales decreased 23% to $47.6 billion, as compared to the prior-year period, primarily due to lower sales of global/international fixed-income products. Long-term redemptions decreased 16% to $45.1 billion due to lower redemptions of fixed-income products.
AUM decreased $8.7 billion or 1% during the quarter ended June 30, 2013, primarily due to $16.3 billion of market depreciation, partially offset by $8.4 billion of net new flows. The market depreciation primarily resulted from negative returns from fixed-income products, consistent with decreases in the Barclays Global Aggregate Index of 3%, the Barclays Municipal Bond 7 Year Index of 2% and the Barclays U.S. Aggregate Index of 2%, as well as from global/international equity products. The net new flows primarily resulted from global/international fixed-income products.

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	40.1	19.9	23.4	6.2	45.8	11.8	—	147.2
Long-term redemptions	(39.8)	(18.3)	(17.3)	(10.5)	(54.4)	(11.2)	—	(151.5)
Net exchanges	0.4	0.8	1.6	(1.0)	(1.9)	0.1	—	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	0.7	2.4	7.7	(5.3)	(10.5)	0.7	(0.2)	(4.5)
Reinvested distributions	3.2	3.1	4.2	1.8	3.9	1.3	—	17.5
Net flows	3.9	5.5	11.9	(3.5)	(6.6)	2.0	(0.2)	13.0
Distributions	(3.7)	(3.3)	(4.8)	(2.2)	(5.3)	(1.7)	—	(21.0)
Appreciation and other[1]	29.7	15.1	17.9	4.9	13.7	2.5	—	83.8
AUM at June 30, 2014	$273.8	$114.5	$162.5	$71.6	$230.6	$61.1	$6.4	$920.5
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the nine months ended June 30, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	33.0	11.9	19.6	9.9	79.5	13.7	—	167.6
Long-term redemptions	(38.6)	(15.8)	(14.2)	(10.5)	(48.0)	(12.4)	—	(139.5)
Net exchanges	(0.3)	0.2	0.6	(1.1)	(0.1)	(0.4)	1.1	—
Net cash management	—	—	—	—	—	—	(1.1)	(1.1)
Net new flows	(5.9)	(3.7)	6.0	(1.7)	31.4	0.9	—	27.0
Reinvested distributions	2.9	1.6	4.1	1.8	5.5	1.4	—	17.3
Net flows	(3.0)	(2.1)	10.1	0.1	36.9	2.3	—	44.3
Distributions	(2.9)	(1.8)	(4.8)	(2.4)	(7.2)	(1.9)	—	(21.0)
Acquisitions	—	—	8.8	—	—	—	—	8.8
Appreciation (depreciation) and other[1]	15.0	11.2	5.2	(1.8)	3.0	0.4	—	33.0
AUM at June 30, 2013	$224.0	$89.5	$129.4	$79.1	$229.1	$57.5	$6.4	$815.0
__________________

[1]	Includes impact of foreign exchange revaluation.
AUM increased $75.8 billion or 9% during the nine months ended June 30, 2014, primarily due to $83.8 billion of market appreciation, partially offset by $4.5 billion of net new outflows. The market appreciation occurred in all long-term investment objectives, and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 15% and 18%. Long-term sales decreased 12% to $147.2 billion, as compared to the prior-year period, primarily due to lower sales of global/international fixed-income products, partially offset by higher sales of equity products. Long-term redemptions increased 9% to $151.5 billion primarily due to higher redemptions in global/international fixed-income, hybrid and U.S. equity products.
AUM increased $65.1 billion or 9% during the nine months ended June 30, 2013, primarily resulting from $33.0 billion of market appreciation and $27.0 billion of net new flows. The market appreciation primarily resulted from equity products, consistent with increases in the MSCI World and S&P 500 indexes of 12% and 13%. The net new flows primarily resulted from global/international fixed-income products.
Average AUM by sales region is shown below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2014	2013		2014	2013
United States	$591.2	$536.9	10%	$574.0	$519.4	11%
International
Europe, the Middle East and Africa	149.4	144.4	3%	149.5	135.4	10%
Asia-Pacific	93.9	87.1	8%	90.7	83.2	9%
Canada	39.8	35.4	12%	38.6	35.0	10%
Latin America[1]	28.5	29.4	(3)%	28.6	28.1	2%
Total international	311.6	296.3	5%	307.4	281.7	9%
Total	$902.8	$833.2	8%	$881.4	$801.1	10%
__________________

[1]	Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended June 30, 2014. Our global/international fixed-income funds generated notable results with at least 86% of AUM exceeding the benchmarks and at least 93% of AUM exceeding the peer group medians for the three-, five- and ten-year periods, as did our hybrid products with at least 82% of AUM exceeding the benchmarks and at least 97% of AUM exceeding the peer group medians for all four periods presented. In addition, 100% of AUM in our tax-free fixed-income products exceeded the peer group median for the ten-year period. The performance of our global/international equity products has also been solid with at least 52% of AUM exceeding the benchmarks for the three-, five- and ten-year periods, and at least 54% of AUM exceeding the peer group medians for all four periods; however the performance of our United States equity products has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2014	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	46%	52%	58%	61%	54%	61%	63%	65%
United States	35%	10%	9%	41%	61%	41%	42%	51%
Total equity	42%	38%	41%	53%	56%	55%	56%	60%
Hybrid	84%	82%	85%	95%	97%	97%	97%	98%
Fixed-Income
Tax-free	58%	61%	53%	34%	62%	60%	58%	100%
Taxable
Global/international	43%	86%	90%	90%	50%	93%	99%	99%
United States	69%	69%	63%	55%	64%	63%	43%	69%
Total fixed-income	51%	78%	78%	71%	56%	80%	80%	94%
AUM measured in the benchmark and peer group rankings represents 89% and 85% of our total AUM as of June 30, 2014. The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund. The peer group rankings are sourced from Lipper, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns as of June 30, 2014. For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity, certain privately-offered emerging market and real estate funds, cash management and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 17, 2014 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Investment management fees	$1,393.2	$1,318.3	6%	$4,135.0	$3,785.7	9%
Sales and distribution fees	643.7	664.5	(3)%	1,919.0	1,911.3	0%
Shareholder servicing fees	69.0	77.5	(11)%	212.8	228.5	(7)%
Other, net	24.6	24.5	0%	69.1	74.7	(7)%
Total Operating Revenues	$2,130.5	$2,084.8	2%	$6,335.9	$6,000.2	6%
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
Investment management fees increased $74.9 million and $349.3 million for the three and nine months ended June 30, 2014, primarily due to 8% and 10% increases in average AUM, partially offset by the impacts of lower effective fee rates. Average AUM for the three-month period increased in all sales regions with the exception of Latin America, and across all long-term investment objectives with the exceptions of global/international fixed-income and tax-free fixed-income. Average AUM for the nine-month period increased in all sales regions and across all long-term objectives with the exception of tax-free fixed-income.
Our effective investment management fee rates (annualized investment management fees divided by average AUM) decreased to 61.7 and 62.6 basis points for the three and nine months ended June 30, 2014, from 63.3 and 63.0 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to slightly higher weighting of AUM in U.S products and in lower fee products in the global/international equity and fixed-income objectives, and the impact of fee rebates, which were included in distribution expense in the prior year. The rate decreases were partially offset by a change in the pricing structure in Canada effective January 1, 2014 which resulted in the bundling of investment management and servicing fees. The rate decrease for the three-month period was also impacted by lower performance fees, while the rate decrease for the nine-month period was partially offset by higher performance fees.
Performance-based investment management fees were $2.3 million and $38.5 million for the three and nine months ended June 30, 2014 and $8.8 million and $13.9 million for the same periods in the prior fiscal year. The changes were primarily related to products managed by K2 Advisors Holdings, LLC and its subsidiaries (“K2”).
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
Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940. The Rule 12b-1 Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Rule 12b-1 Plans’ limitations on amounts. The individual Rule 12b-1 Plans set a percentage limit for Rule 12b-1 expenses based on average daily net AUM of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds.
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our SIPs to the public on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Asset-based fees	$460.5	$442.2	4%	$1,360.7	$1,265.7	8%
Sales-based fees	180.5	219.5	(18)%	549.1	637.7	(14)%
Contingent sales charges	2.7	2.8	(4)%	9.2	7.9	16%
Sales and Distribution Fees	$643.7	$664.5	(3)%	$1,919.0	$1,911.3	0%
Asset-based distribution fees increased $18.3 million and $95.0 million for the three and nine months ended June 30, 2014 primarily due to 3% and 6% increases in the related average AUM and a higher mix of equity and hybrid AUM in both periods. Equity and hybrid products typically generate higher distribution fees than fixed-income products. Annualized distribution fees as a percentage of average AUM were 0.20% and 0.21% for the three and nine months ended June 30, 2014, and 0.21% for the same periods in the prior fiscal year.
Sales-based fees decreased $39.0 million and $88.6 million for the three and nine months ended June 30, 2014 primarily due to 18% and 10% decreases in total commissionable sales, as well as a lower mix of U.S. product commissionable sales for the nine-month period. U.S. products typically generate higher sales fees than non-U.S. products. Sales fees as a percentage of commissionable sales were 3.1% for the three and nine months ended June 30, 2014, and 3.1% and 3.2% for the same periods in the prior fiscal year. Commissionable sales represented 12% of total sales for the three and nine months ended June 30, 2014, and 11% and 12% for the same periods in the prior fiscal year.

Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge SIPs these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements that were in place through December 31, 2013 provided that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees varies with the change in open accounts and the level of closed accounts that remain billable. Approximately 1.2 million accounts closed in the U.S. during calendar years 2013 and 2012. Following the change in pricing structure in Canada effective January 1, 2014, shareholder servicing fees are no longer charged to SIPs in Canada.
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trustee services, for which fees are based on the level of AUM.
Shareholder servicing fees decreased $8.5 million and $15.7 million for the three and nine months ended June 30, 2014, primarily due to the change in fee structure in Canada. The Canada decreases of $10.3 million and $23.2 million were partially offset by increases of $1.2 million and $3.8 million from SIPs in the U.S. primarily due to increases in active accounts of 6% and 7%, and increases of $0.7 million and $2.4 million in trustee services fees.
Other, Net
Other, net revenue increased $0.1 million for the three months ended June 30, 2014, and decreased $5.6 million for the nine months ended June 30, 2014. The decrease for the nine-month period was primarily due to a $5.5 million decrease in interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2014	2013		2014	2013
Sales, distribution and marketing	$789.3	$812.8	(3)%	$2,332.3	$2,324.5	0%
Compensation and benefits	380.7	345.5	10%	1,102.0	1,035.7	6%
Information systems and technology	54.3	44.4	22%	155.5	132.8	17%
Occupancy	34.1	33.9	1%	101.0	99.2	2%
General, administrative and other	85.3	76.5	12%	259.2	221.8	17%
Total Operating Expenses	$1,343.7	$1,313.1	2%	$3,950.0	$3,814.0	4%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker/dealers and other third parties for providing services to investors in our SIPs, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to investors. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.

Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2014	2013		2014	2013
Asset-based expenses	$590.7	$571.5	3%	$1,731.7	$1,627.5	6%
Sales-based expenses	167.7	206.3	(19)%	503.4	594.2	(15)%
Amortization of deferred sales commissions	30.9	35.0	(12)%	97.2	102.8	(5)%
Sales, Distribution and Marketing	$789.3	$812.8	(3)%	$2,332.3	$2,324.5	0%
Asset-based expenses increased $19.2 million for the three months ended June 30, 2014 primarily due to a $24.0 million increase in distribution expense related to U.S. products. This increase resulted from a 7% increase in the related average U.S. AUM and a higher mix of equity and hybrid products, which generally have higher expense rates than fixed-income products. Distribution expense related to non-U.S. products decreased $7.7 million as decreases of $13.1 million related to fee rebates, which were included in distribution expense in the prior year, and $10.7 million resulting from a 3% decrease in the related average international AUM, were largely offset by a higher mix of equity and hybrid products and a $6.4 million non-recurring VAT assessment.
Asset-based expenses increased $104.2 million for the nine months ended June 30, 2014 primarily due to distribution expense increases of $70.8 million related to U.S. products and $25.7 million related to non-U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 6% in the U.S. and 4% internationally and a higher mix of equity and hybrid products globally. The non-U.S. product expense increase was partially offset by a decrease of $37.8 million related to prior-year fee rebates.
Annualized asset-based expenses as a percentage of average AUM were 0.26% for the three and nine months ended June 30, 2014 and 0.27% for the same periods in the prior fiscal year. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $38.6 million and $90.8 million for the three and nine months ended June 30, 2014 primarily due to 18% and 10% decreases in total commissionable sales, as well as a lower mix of U.S. product commissionable sales for the nine-month period. U.S. products typically generate higher sales commissions than non-U.S. products. Sales-based expenses as a percentage of sales-based fees were 93% and 92%for the three and nine months ended June 30, 2014, and 94% and 93% for the same periods in the prior fiscal year.
Amortization of deferred sales commissions decreased $4.1 million and $5.6 million for the three and nine months ended June 30, 2014 primarily due to lower sales of U.S. Class C shares, which are sold without a front-end sales charge to investors, partially offset by higher deferred sales commissions in Canada resulting from a prior-year change to self-financing of up-front commissions on shares sold without a front-end sales charge to investors.
Compensation and Benefits
Compensation and benefit expenses increased $35.2 million and $66.3 million for the three and nine months ended June 30, 2014 due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $19.2 million and $26.8 million primarily due to higher bonus expense based on current expectations of our annual performance. Salaries, wages and benefits increased $16.0 million and $39.5 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2013 and 2012. Variable compensation as a percentage of compensation and benefits was 40% and 39% for the three and nine months ended June 30, 2014, and 39% for the same periods in the prior fiscal year. Compensation and benefit expenses as a percentage of operating revenues were 18% and 17% for the three and nine months ended June 30, 2014, and 17% for the same periods in the prior fiscal year. At June 30, 2014, our global workforce had increased to approximately 9,300 employees from approximately 9,000 employees at June 30, 2013.
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

Information Systems and Technology
Information systems and technology expenses increased $9.9 million and $22.7 million for the three and nine months ended June 30, 2014 primarily due to increases of $6.3 million and $15.3 million related to higher investments in strategic technology projects for operational purposes and $1.7 million and $5.0 million in external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net carrying value at beginning of period	$88.1	$91.0	$93.5	$90.3
Additions, net of disposals	10.0	9.5	26.3	30.0
Amortization	(12.0)	(9.7)	(33.7)	(29.5)
Net Carrying Value at End of Period	$86.1	$90.8	$86.1	$90.8
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $0.2 million and $1.8 million for the three and nine months ended June 30, 2014. The increase for the nine-month period was primarily due to increases in rent expense and property taxes.
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
General, administrative and other operating expenses increased $8.8 million and $37.4 million for the three and nine months ended June 30, 2014 primarily due to Canadian fund expenses, higher levels of third-party servicing and professional fees, and expenses related to the acquisition of K2 in November 2012. The increases due to Canadian fund expenses were $6.3 million and $11.3 million for the three and nine months ended June 30, 2014. Third-party servicing fees increased $3.2 million and $9.5 million primarily due to a pricing structure change. Professional fees increased $4.1 million and $8.2 million due to various corporate activities including the winding down of our private banking business. The amortization of K2’s intangible assets increased $0.8 million and $2.9 million due to the timing of the acquisition and final valuation of the assets, while the change in the fair value of the K2 contingent consideration liability decreased $8.8 million and $2.2 million due to revised estimates of K2’s future revenues and profits. The increase for the nine-month period also included a $2.5 million increase in advertising and promotion expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2014	2013		2014	2013
Investment and other income, net	$107.6	$10.3	945%	$172.8	$152.3	13%
Interest expense	(10.9)	(10.0)	9%	(34.9)	(35.4)	(1)%
Other Income, Net	$96.7	$0.3	NM	$137.9	$116.9	18%
Investment and other income, net consists primarily of income (losses) from equity method investees; realized gains (losses) on sale of available-for-sale investment securities; gains (losses) on investments of consolidated SIPs, trading investment securities, and assets and liabilities of consolidated variable interest entities (“VIEs”); dividend and interest income; other-than-temporary impairments and foreign currency exchange gains (losses).

Other income, net increased $96.4 million for the three months ended June 30, 2014 primarily due to higher market valuations which resulted in a $55.6 million increase in net gains from securities held by consolidated SIPs, a $21.5 million increase in income from equity method investees, and $2.6 million of net gains on trading investment securities as compared to $11.1 million of net losses in the prior-year period.
Other income, net increased $21.0 million for the nine months ended June 30, 2014 primarily due to $7.4 million of net gains from changes in the fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) as compared to $27.7 million of net losses in the prior year, and a $13.9 million increase in income from equity method investees, partially offset by a $27.5 million decrease in net gains from securities held by consolidated SIPs.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at June 30, 2014 was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated VIEs and SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$7,697.6	62%	$—	0%	$93.4	4%
Investment Securities
Equity
Global/international	585.0	5%	—	0%	505.0	22%
United States	17.3	0%	—	0%	—	0%
Total equity	602.3	5%	—	0%	505.0	22%
Hybrid	302.7	2%	—	0%	202.4	9%
Fixed-Income
Tax-free	11.5	0%	—	0%	—	0%
Taxable
Global/international	1,024.0	8%	82.6	6%	631.1	28%
United States	2,066.3	17%	1,194.8	94%	848.2	37%
Total fixed-income	3,101.8	25%	1,277.4	100%	1,479.3	65%
Total Investment Securities	4,006.8	32%	1,277.4	100%	2,186.7	96%
Other Investments	795.3	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,499.7	100%	$1,277.4	100%	$2,280.1	100%
Investments of consolidated VIEs and SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated VIEs and SIPs holding the securities. Other investments include $631.1 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 28.5% and 29.4% for the three and nine months ended June 30, 2014, as compared to 27.2% and 27.9% for the same periods in the prior fiscal year. The rate increases were primarily due to lower forecasted non-U.S. earnings in lower tax jurisdictions and the impact of changes in state tax legislation in the current year, partially offset by higher net income attributable to noncontrolling interests.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2014	2013
Cash Flow Data
Operating cash flows	$1,410.9	$1,527.6
Investing cash flows	284.3	177.6
Financing cash flows	(332.3)	(1,507.8)
Net cash provided by operating activities decreased during the nine months ended June 30, 2014, despite an increase in net income, primarily due to a higher net increase in trading securities of consolidated SIPs, partially offset by a higher increase in other liabilities primarily resulting from the consolidation impact of short positions of consolidated SIPs. Net cash provided by investing activities increased mainly due to proceeds from sale of loans held for sale and lower purchases, net of liquidations, of investments by consolidated VIEs, partially offset by a decrease in cash due to net deconsolidation of SIPs, and higher net purchases of investments by consolidated SIPs. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock in the current year, payments on debt in the prior year, and higher subscriptions in consolidated SIPs by noncontrolling interests, partially offset by higher repurchases of common stock.
The assets and liabilities of our consolidated VIEs and consolidated SIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to these consolidated entities’ assets, other than our direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the entities’ liabilities. Accordingly, the assets and liabilities of our consolidated VIEs and consolidated SIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2014	September 30, 2013
Assets
Cash and cash equivalents	$7,604.2	$6,186.0
Receivables	958.5	982.1
Investments	2,339.1	2,280.8
Total Liquid Assets	$10,901.8	$9,448.9
Liabilities
Debt	$1,198.1	$1,197.7
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
Cash and cash equivalents at June 30, 2014 increased from September 30, 2013 primarily due to net cash provided by operating activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 40% and 60% at June 30, 2014, and 37% and 63% at September 30, 2013.
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

Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At June 30, 2014, our U.S. and non-U.S. subsidiaries held $2,346.5 million and $2,102.2 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,864.7 million and $2,178.7 million held at September 30, 2013. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $749.4 million and $376.3 million at June 30, 2014 and $551.0 million and $334.6 million at September 30, 2013.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under credit facilities.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2014, $1,198.1 million of the notes were outstanding with an aggregate face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of June 30, 2014, we were in compliance with the covenants of the notes.
At June 30, 2014, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012, $260.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve System, $14.1 million available in an uncommitted short-term bank line of credit and $14.0 million available in secured Federal Home Loan Bank short-term borrowing capacity. On July 11, 2014, we closed our account at the Federal Reserve Bank of New York resulting in the termination of our bank lines of credit under the Federal Reserve System and our ability to borrow through the secured Federal Reserve Bank short-term discount window. These closures are a result of the termination of our banking activities, and are not expected to have a material impact on our future liquidity.
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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.36 per share ($0.12 per share per quarter) during the nine months ended June 30, 2014, and regular cash dividends of $0.29 per share ($0.097 per share per quarter) and a special cash dividend of $1.00 per share during the nine months ended June 30, 2013. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2014, we repurchased 2.4 million and 8.3 million shares of our common stock at a cost of $128.5 million and $444.4 million. In December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At June 30, 2014, 33.0 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and nine months ended June 30, 2013, we repurchased 2.2 million and 4.9 million shares of our common stock at a cost of $105.1 million and $226.4 million.
During the nine months ended June 30, 2014, we invested $88.2 million, net of redemptions, in our SIPs. During the nine months ended June 30, 2013, we redeemed $2.4 million, net of investments, from our SIPs.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2014, there were no material changes outside the ordinary course of business in our contractual obligations, commitments and contingent liabilities that are summarized in our Form 10-K for the fiscal year ended September 30, 2013.
OFF-BALANCE SHEET ARRANGEMENTS
In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on their behalf, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. At June 30, 2014 and September 30, 2013, we held cash of $174.6 million and $236.4 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.
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
Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and/or investment management fees earned from these entities. As of June 30, 2014, we were the primary beneficiary of three CLOs and two other SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2014, Level 3 assets represented 21% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities, comprised of contingent consideration liabilities and debt of consolidated VIEs, represented 15% of total liabilities measured at fair value at June 30, 2014. There were insignificant transfers into and out of Level 3 during the nine months ended June 30, 2014.
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
We test definite-lived intangible assets for impairment quarterly. As of June 30, 2014, the undiscounted future cash flow projections for $85.8 million, or 92%, of our definite-lived intangible assets exceeded their carrying values by at least 39%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 23%. As of June 30, 2014, a decline in these assets’ related AUM of 29% could cause us to evaluate whether their fair value is below the carrying value. There was no impairment of definite-lived intangible assets during the nine months ended June 30, 2014.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of June 30, 2014, our total AUM by fair value hierarchy level was 52% Level 1, 47% Level 2 and 1% Level 3.
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
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, accounting, tax, compensation, ethics, data protection, privacy and escheatment laws and regulations.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the New York Stock Exchange. We are also subject to the rules and regulations promulgated by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Because of our non-U.S. operations and/or trading in our sponsored investment products (“SIPs”) that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must comply with myriad complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
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
Our subsidiaries Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”) have limited their operations to trust and fiduciary activities permitted under the Bank Holding Company Act of 1956 (the “BHC Act”) and the Home Owners’ Loan Act (“HOLA”) for trust-only companies. Franklin therefore believes it is no longer a bank holding company for purposes of the BHC Act and would not be a savings and loan holding company for purposes of HOLA, and has submitted a letter to the Board of Governors of the Federal Reserve System (“FRB”) to that effect. After Franklin has deregistered as a bank holding company, Fiduciary Trust and FTB&T will continue to be subject to regulation, supervision and examination by their respective regulators, which include the Federal Deposit Insurance Corporation for both, the New York State Department of Financial Services for Fiduciary Trust, and the Office of the Comptroller of the Currency for FTB&T.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the FRB. The FSOC, as well as other global regulators, are considering what threats to global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs and subjecting them to additional regulation. To the extent that we or our funds are subject to such a SIFI designation, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Further, the Foreign Account Tax Compliance Act (“FATCA”), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will impose customer due diligence, reporting and withholding requirements on certain non-U.S. financial institutions. Full implementation of FATCA will be phased in over the next several years. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act, anti-money laundering and Know-Your-Customer requirements, and economic and trade sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements, within the required timeframes, may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, shareholder services, transfer agency, trustee, custodial and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent a majority of our revenues, are dependent on fees earned under investment management agreements that we have with the SIPs we advise. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell investment funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other distributors. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Recently, certain laws and regulations outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we may not have control. These investments may involve risks, including the risk that the controlling stakeholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the Capital Requirements Directive of the European Union (“EU”), those recently adopted under the EU’s Alternative Investment Fund Manager Directive, those required to be adopted under the Dodd-Frank Act and certain provisions of the EU’s new Undertakings for Collective Investment in Transferable Securities V Directive and Markets in Financial Instruments Directive II, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In addition, the U.K., the Netherlands and recently the EU in its Markets in Financial Instruments Directive II have adopted regimes which ban, or may limit, the payment of commissions to intermediaries in relation to certain sales to retail customers and similar regimes are under consideration in several other markets. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker/dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,591.5 million at June 30, 2014. Our exposure to interest rate risks from investments in SIPs is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of interest rate changes in any particular market(s) or region(s). We also had exposure to $605.1 million of interest-bearing deposits at June 30, 2014; however we closed all outstanding client deposit accounts on July 14, 2014 and have ceased accepting deposits. We had no exposure to changes in interest rates from debt obligations at June 30, 2014 as all of our outstanding debt was issued at fixed rates.
As of June 30, 2014, we have considered the potential impact of a 100 basis point movement in market interest rates on our interest-earning cash and cash equivalents and portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months, for any of these categories or in the aggregate.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase. The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for 9% of the total cash and cash equivalents and investments at June 30, 2014. We also have exposure to foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 9% of the total cash and cash equivalents and investments at June 30, 2014. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at June 30, 2014. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $173.8 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,277.4	$1,405.1	$1,149.7
Investment securities, available-for-sale	542.7	597.0	488.4
Direct investments in consolidated VIEs and consolidated SIPs	461.4	507.5	415.3
Total	$2,281.5	$2,509.6	$2,053.4
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. The risk factors copied below have been revised since the filing of our Form 10-K to reflect certain regulatory changes and the removal of certain banking related disclosure that we believe is no longer applicable.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, accounting, tax, compensation, ethics, data protection, privacy and escheatment laws and regulations.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority and the New York Stock Exchange. We are also subject to the rules and regulations promulgated by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Because of our non-U.S. operations and/or trading in our sponsored investment products (“SIPs”) that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must comply with myriad complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
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
Our subsidiaries Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”) have limited their operations to trust and fiduciary activities permitted under the Bank Holding Company Act of 1956 (the “BHC Act”) and the Home Owners’ Loan Act (“HOLA”) for trust-only companies. Franklin therefore believes it is no longer a bank holding company for purposes of the BHC Act and would not be a savings and loan holding company for purposes of HOLA, and has submitted a letter to the Board of Governors of the Federal Reserve System (“FRB”) to that effect. After Franklin has deregistered as a bank holding company, Fiduciary Trust and FTB&T will continue to be subject to regulation, supervision and examination by their respective regulators, which include the Federal Deposit Insurance Corporation for both, the New York State Department of Financial Services for Fiduciary Trust, and the Office of the Comptroller of the Currency for FTB&T.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the FRB. The FSOC, as well as other global regulators, are considering what threats to global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs and subjecting them to additional regulation. To the extent that we or our funds are subject to such a SIFI designation, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Further, the Foreign Account Tax Compliance Act (“FATCA”), which is intended to address tax compliance issues related to U.S. taxpayers holding non-U.S. accounts, will impose customer due diligence, reporting and withholding requirements on certain non-U.S. financial institutions. Full implementation of FATCA will be phased in over the next several years. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act, anti-money laundering and Know-Your-Customer requirements, and economic and trade sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements, within the required timeframes, may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In addition, the U.K., the Netherlands and recently the EU in its Markets in Financial Instruments Directive II have adopted regimes which ban, or may limit, the payment of commissions to intermediaries in relation to certain sales to retail customers and similar regimes are under consideration in several other markets. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker/dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
In addition, the risk factor with the following heading has been deleted:
Our business could be negatively affected if we or our banking subsidiaries fail to satisfy regulatory and supervisory standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	214,409	$53.38	214,409	35,099,880
May 2014	1,112,501	$53.95	1,112,501	33,987,379
June 2014	1,005,483	$56.74	1,005,483	32,981,896
Total	2,332,393		2,332,393
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At June 30, 2014, 33.0 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	July 30, 2014	By:	/S/ KENNETH A. LEWIS
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow