Form 10-K
period 2014-09-30
FRANKLIN RESOURCES INC
filed 2014-11-12
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2014 (the last business day of registrant’s second quarter of fiscal year 2014), was $21.6 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2014: 622,371,509.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2014, are incorporated by reference into Part III of this report.

PART I
Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (“Risk Factors”), that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements.
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
Item 1.    Business.
Overview
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization committed to the aim of delivering strong investment performance for our clients by drawing on the experience and perspective gained throughout over 65 years in the investment management business. We believe in the value of active investment management, and plan to continue to build on our strengths while pursuing new growth opportunities. The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor’s 500 Index.
We offer investment services under our Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2® brand names. When used in this report, unless the context otherwise makes clear, our “funds” means the mutual funds offered under our brand names. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We provide investment management and related services to investors in jurisdictions worldwide through products that include U.S.- and non-U.S.-registered open-end and closed-end funds (“U.S. Funds” and “Non-U.S. Funds”), unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). As of September 30, 2014, we had $898.0 billion in assets under management (“AUM”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, trustee, custody and other fiduciary services. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations and registration, reporting and disclosure requirements on our business and add complexity to our global compliance operations. In September 2014, Franklin deregistered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve”) after limiting the operations of Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”) to trust and fiduciary activities. Fiduciary Trust is now a New York state-chartered limited purpose trust company and FTB&T is a federal savings association.
We continue to focus on the long-term investment performance of our SIPs and on providing high quality customer service to our clients. The success of these and other strategies may be affected by the Risk Factors discussed below in Item 1A of Part I of this Annual Report, and other factors as discussed in this section.
Company History and Acquisitions
The Company and its predecessors have been engaged in the investment management and related services business since 1947. Franklin was incorporated in Delaware in November 1969 and originated our mutual fund business with the Franklin family of funds. The Franklin Funds are known for U.S. taxable and tax-free fixed-income funds, hybrid funds, and growth- and value-oriented equity funds. We have expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.
In October 1992, we acquired substantially all of the assets and liabilities of the investment management and related services business of Templeton, Galbraith & Hansberger Ltd. This acquisition added the Templeton family of funds to our organization. The Templeton funds are known for their global investment strategies and value style of investing.
In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, including Mutual Series Fund Inc., which now operates under the name Franklin Mutual Series. Franklin Mutual Series provides investment management services to various accounts and investment companies and is known for its value-oriented equity funds.
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
In October 2000, we acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd., which now operates under the name Franklin Bissett Investment Management as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With this acquisition, we added Bissett’s family of Canadian taxable fixed-income and growth-oriented equity mutual funds to our Canadian-based funds.
In April 2001, we acquired all of the outstanding shares of Fiduciary Trust. Fiduciary Trust provides investment management and related services to high net-worth individuals and families and institutional clients and is insured by the Federal Deposit Insurance Corporation (“FDIC”). In July 2014, the New York State Department of Financial Services (“NYDFS”) approved the amendment of Fiduciary Trust’s organization certificate to provide that Fiduciary Trust may exercise only fiduciary powers.
In July 2002, our subsidiary Franklin Templeton Asset Management (India) Private Limited (“FTAMIPL”), in which we held a majority interest, acquired all of the outstanding shares of Pioneer ITI AMC Limited. In April 2007, we completed the purchase of the remaining 25% interest in each of FTAMIPL and Franklin Templeton Trustee Services Private Limited, each located in India.

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
Investment Management and Related Services
We derive our revenues and net income from providing investment management and related services to our SIPs and the sub-advised products that we service. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and mix of our AUM and the types of services provided. Sales and distribution fees, also a significant source of our revenues, consist of sales charges and commissions derived from sales and distribution of our SIPs.
Our business is conducted through our subsidiaries, including those registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Malaysia, Mexico, Singapore, The Bahamas, the United Arab Emirates, the U.K. and certain other subsidiaries.
AUM by Investment Objective
Our fees for providing investment management services are generally based on a percentage of the market value of AUM in the accounts that we advise, the investment objectives of the accounts and the types of services that we provide for the accounts. As of September 30, 2014, AUM by investment objective on a worldwide basis was as follows:

Investment Objective	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$371.0	41%
Hybrid
Asset allocation, balanced, flexible, alternative and income-mixed funds	159.0	18%
Fixed-Income
Both long-term and short-term	361.0	40%
Cash Management
Short-term liquid assets	7.0	1%
Total	$898.0	100%
Broadly speaking, the change in the net assets of our SIPs depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows)

as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility resulting from changes in the global capital markets. In addition, changing market conditions may cause a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. Despite the risk of volatility, we believe that we have a competitive advantage as a result of the greater diversity of our SIPs available to our clients.
Summary of Services
1.    Investment Management Services
We provide our investment management services pursuant to agreements in effect with each of our SIPs and the products for which we provide sub-advisory services. Our investment management services include services to managed accounts for which we have full investment discretion, and to advisory accounts for which we have no investment discretion. Advisory accounts for which we have no investment discretion may or may not include the authority to trade for the account. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research utilizes such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. Research services provided by brokerage firms are also used to support our findings. Our management fee on an account varies with the types of services that we provide for the account, among other things.
Our subsidiaries that provide discretionary investment management services for our SIPs and sub-advised products either perform or obtain investment research and determine which securities the SIPs or sub-advised products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, as applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with applicable criteria set forth in the management agreements for the SIPs, internal policies, and applicable law and practice. Our subsidiaries that provide non-discretionary investment management services perform investment research for our clients and make recommendations as to which securities the clients purchase, hold or sell, and may or may not perform trading activities for the products.
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
2.    Institutional Investment Management
We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate defined contribution and pension plans. Our subsidiaries offer a wide range of both U.S. and international equity, fixed-income and alternative strategies through a variety of investment vehicles, including separate accounts, open-end and closed-end funds and unregistered funds. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional.”
Through various subsidiaries, including our subsidiary Franklin Templeton Institutional, LLC, we distribute and market globally our different capabilities under our brand names. We primarily attract new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals.
Through various subsidiaries, we also market and distribute our SIPs to separately-managed accounts. Our subsidiaries Franklin Templeton Financial Services Corp. and Templeton/Franklin Investment Services, Inc. also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual and private funds.
3.    Alternative Investment Products Management
Through various subsidiaries, we offer and support investment products as alternatives to our traditional equity and fixed-income products and related management services for our clients. Our alternative investment products include, among other capabilities, private equity, hedge funds, real estate and commodities. Examples of some of these offerings follow.
K2, a hedge fund product solutions provider, offers and supports alternative investments and multi-asset solutions platforms for institutional and other qualified investors. K2 provides risk management, manager selection and asset allocation capabilities in various global jurisdictions. Products offered include discretionary and non-discretionary custom-tailored investment programs, commingled funds of hedge funds, and hedge fund investment advisory services.
Darby is primarily engaged in sponsoring and managing funds that invest in private equity and mezzanine finance transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Darby offers these investment funds through private placements to institutional and high net-worth individual investors.

Templeton Asset Management Ltd., an investment adviser, sponsors and manages a limited number of investment funds that also invest primarily in emerging markets in Asia, Latin America and Central/Eastern Europe.
Franklin Templeton Institutional, LLC, an investment adviser, manages investment partnerships that invest in funds with exposure to global real estate opportunities.
Franklin Advisers, Inc., an investment adviser, manages various privately offered funds with strategies that include the use of fixed-income and other financial instruments as well as derivatives across the global interest rate, currency and credit markets.
Franklin Alternative Strategies Advisers, LLC, an investment adviser, manages a privately offered fund that uses a systematic investment strategy to tactically adjust exposure to equity, fixed-income, currency and other asset classes.
4.    High Net-Worth Investment Management
Through our subsidiary Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through our Canadian high net-worth business unit, Fiduciary Trust Company of Canada (“FTCC”), we provide services and offer SIPs to high net-worth individuals and families and institutional clients.
Fiduciary Trust offers investment management and advisory services across different investment styles and asset classes. The majority of Fiduciary Trust’s client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Fiduciary Trust also provides estate and tax planning to individuals and families.
5.    Sales, Distribution and Marketing
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
Our subsidiary Franklin/Templeton Distributors, Inc. (“FTDI”) acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our Non-U.S. Funds distributed outside the U.S. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI or our non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with selling, distributing and marketing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses.
Our U.S. retirement business is conducted through divisions of FTDI that work closely with sponsors, consultants, record keepers and financial advisers of defined contribution plans, including 401(k) plans, variable annuity products and individual retirement accounts (“IRAs”). We offer our capabilities to the U.S. retirement industry through a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance funds.
Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Class A shares are sold with a front-end sales charge to investors, except for when certain investment criteria are met. Class B shares, which are available in some of our Non-U.S. Funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within four years from the date of purchase. Class C shares also have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares have a contingent deferred sales charge for redemptions within

12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be more competitive by providing a fixed percentage annual charge option. Class R and Class R6 shares, available in the U.S. as retirement share classes, also have no front-end sales charges. Class R shares are available to certain retirement, college savings and health savings plan accounts, and Class R6 shares are available to employer sponsored retirement plans where plan level or omnibus accounts are held on the books of our transfer agent.
In the U.S., we also offer Advisor Class shares in many of our Franklin and Templeton funds, and we offer Class Z shares in the Franklin Mutual Series funds, both of which have no sales charges. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees and current and former officers, trustees and directors. In the U.S., we also offer money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the U.S., we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.
Our insurance product funds sold in the U.S. offer a multi-class share structure, and are offered at net asset value without a sales charge directly to insurance company separate accounts, certain qualified plans and other mutual funds (funds of funds).
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
The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of our fund shares to qualifying broker/dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Such intermediaries may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2014, approximately 1,400 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,400 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S.
Most of our open-end U.S. Funds, with the exception of certain money market funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act (“Rule 12b-1”). Under the Rule 12b-1 Plans, the funds pay FTDI for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations based on average daily net AUM. In 2010, the SEC proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
The Rule 12b-1 Plans are established for one year terms and must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker/dealers who sell our funds to the public on our behalf. Similar arrangements exist with the distribution of our Non-U.S.

Funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to banks and other intermediaries.
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
6.    Shareholder Servicing
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. Our subsidiary Franklin Templeton Investor Services, LLC (“FTIS”) serves as shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the U.S. Securities Exchange Act of 1934(the “Exchange Act”). FTIS is compensated pursuant to transfer agency service agreements with the funds. These fees are generally fixed annual charges per shareholder account that vary with the particular type of fund and the services being rendered. FTIS also is reimbursed for out-of-pocket expenses. Other non-U.S. subsidiaries provide similar services to our Non-U.S. Funds, and may be compensated based on a combination of similar per account fees and fees based on the level of AUM in the accounts that we serve.
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

7.    Trust and Custody
Through various trust company subsidiaries, including Fiduciary Trust, we offer trust, custody and related services, including administration, performance measurement, estate planning and tax planning. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee. Our subsidiary FTB&T is regulated by the Office of the Comptroller of the Currency (“OCC”) as a federal savings association that is limited to trust and fiduciary activities. FTB&T serves primarily as custodian of IRAs and business retirement plans invested solely in Franklin Templeton funds.
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

2.    Types of SIPs
As of September 30, 2014, our total AUM was $898.0 billion and the types of SIPs we offered were as follows:

•
U.S. Funds - Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $491.4 billion of AUM as of September 30, 2014. Our five largest U.S. Funds and their AUM were FCF - Franklin Income Fund ($94.3 billion), TIT - Templeton Global Bond Fund ($72.6 billion), FMSF - Franklin Mutual Global Discovery Fund ($25.5 billion), Templeton Growth Fund Inc. ($17.3 billion) and FMSF - Franklin Mutual Shares Fund ($16.4 billion). These five funds represented, in the aggregate, 25% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of investment funds principally domiciled in Luxembourg and registered for sale to non-U.S. investors in 39 countries, accounted for $167.7 billion of AUM as of September 30, 2014. Our three largest cross-border funds and their AUM were FTIF - Templeton Global Bond Fund ($38.5 billion), FTIF - Templeton Global Total Return Fund ($34.7 billion) and FTIF - Templeton Asian Growth Fund ($13.2 billion). These three funds represented, in the aggregate, 10% of total AUM.

•
Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $47.5 billion of AUM as of September 30, 2014.

•
Other Managed Accounts, Alternative Investment Products and Trusts - On a company-wide basis, our managed accounts, alternative investment products and trusts accounted for $191.4 billion of AUM as of September 30, 2014, of which $10.1 billion included K2 investment products and funds, and $7.4 billion included Darby products and real estate, emerging markets and certain global fixed-income investment funds.

3.    AUM by Investment Objective and Types of SIPs
The following table shows our AUM by investment objective and types of SIPs as of September 30, 2014:

(in billions) INVESTMENT OBJECTIVE	INVESTMENT DESCRIPTION	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	Invests primarily in equity securities of companies located in the Asia-Pacific region	$1.1	$18.3	$4.0	$24.0	$47.4
Canada	Invests primarily in equity securities of companies located in Canada	—	—	5.3	8.9	14.2
Europe, the Middle East and Africa	Invests primarily in equity securities of companies located in Europe, the Middle East and Africa	2.9	9.1	6.7	0.3	19.0
U.S.	Invests primarily in equity securities of companies located in the U.S.	89.8	9.9	2.0	7.8	109.5
Emerging Markets	Invests primarily in equity securities of companies located in developing regions of the world	5.9	6.2	3.9	7.3	23.3
Global/International	Invests primarily in equity securities of companies doing business either worldwide or only outside of the U.S.	76.1	16.2	5.8	59.5	157.6
Total Equity		175.8	59.7	27.7	107.8	371.0
Hybrid
Asia-Pacific	Invests primarily in equity and fixed-income securities of companies located in the Asia-Pacific region	—	—	0.5	5.5	6.0
Canada	Invests primarily in equity and fixed-income securities of companies located in Canada	—	—	1.8	1.3	3.1
Europe, the Middle East and Africa	Invests primarily in equity and fixed-income securities of companies located in Europe, the Middle East and Africa	—	2.0	—	0.4	2.4
U.S.	Invests primarily in equity and fixed-income securities of companies located in the U.S.	109.5	4.3	—	25.6	139.4
Global/International	Invests primarily in equity and fixed-income securities of companies doing business either worldwide or only outside of the U.S.	3.5	3.5	0.5	0.6	8.1
Total Hybrid		113.0	9.8	2.8	33.4	159.0

(in billions) INVESTMENT OBJECTIVE	INVESTMENT DESCRIPTION	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Fixed-Income
Asia-Pacific	Invests primarily in debt securities offered by companies and governments located in the Asia-Pacific region	$—	$2.1	$5.4	$1.5	$9.0
Canada	Invests primarily in debt securities of companies and governments located in Canada	—	—	3.2	0.5	3.7
Europe, the Middle East and Africa	Invests primarily in debt securities of companies and governments located in Europe, the Middle East and Africa	—	2.2	—	4.3	6.5
U.S. Tax-Free	Invests primarily in municipal bond issuers located in the U.S.	68.0	—	—	4.1	72.1
U.S. Taxable	Invests primarily in taxable debt securities of companies and governments located in the U.S.	40.9	10.7	3.1	9.1	63.8
Emerging Markets	Invests primarily in taxable debt securities of companies and governments located in developing countries worldwide	1.4	8.2	—	9.1	18.7
Global/International	Invests primarily in debt securities of companies and governments doing business either worldwide or only outside of the U.S.	87.2	74.4	4.0	21.6	187.2
Total Fixed- Income		197.5	97.6	15.7	50.2	361.0
Cash Management	Invests primarily in money market instruments and short-term securities	5.1	0.6	1.3	—	7.0
Total		$491.4	$167.7	$47.5	$191.4	$898.0
Financial Information About Segment and Geographic Areas
Certain financial information about the Company’s business segment and geographic areas is contained in Note 17 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.
Regulatory Considerations
Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision that continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate.
U.S. Regulation
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC and the NYSE. Certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, FINRA, the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Because of our non-U.S. operations and/or trading in our SIPs that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.

We are subject to various securities, corporate governance and disclosure rules adopted by the SEC, and federal securities laws and state securities and corporate laws, including those affecting corporate governance and disclosure, such as the U.S Securities Act of 1933, the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the USA Patriot Act of 2001. As a NYSE-listed company, we are also subject to the rules of the NYSE, including its listing and corporate governance standards.
Certain of our subsidiaries are registered with the SEC under the Advisers Act and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. The Advisers Act imposes numerous obligations on our registered investment adviser subsidiaries, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on the registered investment companies advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration.
Our subsidiaries must also comply with numerous complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Further, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of those non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
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
The Dodd-Frank Act authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Federal Reserve. The FSOC, as well as other global regulators, are considering what threats to global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs and subjecting them to additional regulation. To the extent that we or our funds are designated as a SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business.
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

Our subsidiaries Fiduciary Trust and FTB&T have limited their operations to trust and fiduciary activities permissible for trust companies that qualify for an exemption from the definition of “bank” under the Bank Holding Company Act of 1956, and Franklin has therefore deregistered as a bank holding company with the Federal Reserve. The operations and activities of Fiduciary Trust and its subsidiaries remain subject to extensive regulation, supervision and examination by the FDIC and the NYDFS. Fiduciary Trust’s trust company subsidiaries are also subject to oversight by the regulators of the states in which each is chartered. FTB&T is subject to regulation, supervision and examination by the FDIC and the OCC. The laws and regulations of those regulators generally impose restrictions and requirements with which we must comply concerning capital adequacy, anti-money laundering, management practices, liquidity, branching, earnings, dividends, investments and the provision of services. Franklin is subject to supervision by the OCC as to whether it serves as a source of strength to FTB&T.
In addition, certain federal and state anti-takeover laws generally provide that no person may acquire control of Franklin, and gain indirect control of either Fiduciary Trust or FTB&T, without prior regulatory approval.  For example, beneficial ownership of 10% or more of the voting securities of Franklin would be presumed to constitute “control” under the federal Change in Bank Control Act of 1978.  Such federal and state laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Franklin, including through transactions that some shareholders might consider desirable.
The federal banking agencies (including the FDIC and the OCC) apply risk-based and leverage capital rules to evaluate the capital adequacy of insured depository institutions, which may include trust companies and savings associations. The FDIC’s capital adequacy rules applicable to Fiduciary Trust and the OCC’s capital adequacy rules applicable to FTB&T are substantially similar. Those agencies’ existing capital rules require Fiduciary Trust and FTB&T to meet specific capital adequacy requirements that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.
In July 2013, the federal banking agencies adopted new capital rules to implement the Basel Committee’s capital framework, known as “Basel III”, in the U.S. When fully effective, Basel III will impose a number of other changes to existing capital rules, including replacing the risk-weightings under the existing general risk-based capital rules with new risk-weightings (referred to in the new capital rules as the “standardized approach”). The new capital rules will become effective on January 1, 2015 (subject to certain phase-in periods through January 1, 2019). We believe that Fiduciary Trust’s and FTB&T’s capital ratios calculated in accordance with the new capital rules on a fully phased-in basis will substantially exceed the minimum required ratios.
Fiduciary Trust and FTB&T are each subject to restrictions under federal law that limit transactions between these subsidiaries and Franklin and/or its other subsidiaries, including investments or asset purchases. These and various other transactions, including any payment of money to Franklin and its other subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these entities.
The federal banking agencies and the NYDFS have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Franklin and our trust company subsidiaries, as well as officers, directors and other “institution-affiliated parties” of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, under Section 616 of the Dodd-Frank Act, the appropriate federal banking agency for either Fiduciary Trust or FTB&T can require Franklin to act as a “source of financial strength” for its insured depository institution subsidiaries, as applicable.
Non-U.S. Regulation
Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we continue to expand our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations. In addition, these regulators may subject certain of our subsidiaries to net capital and other financial or operational requirements.

The Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authorities (the “PRA”) currently regulate certain of our subsidiaries in the U.K. Authorization by the FCA and the PRA is required to conduct any financial services related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s and PRA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against our U.K.-regulated subsidiaries.
In addition to the above, our U.K.-regulated subsidiaries and certain other European subsidiaries and branches, must comply with the pan-European regime established by the European Union’s (“EU”) Markets in Financial Instruments Directive (“MiFID”), which became effective in November 2007 and regulates the provision of investment services and conduct of investment activities throughout the European Economic Area. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. The U.K. has adopted the MiFID rules into national legislation via the FCA rules, as have those other EU member states in which we have a presence.
A review of MiFID by the European Commission has led to the creation of a replacement directive and a new draft regulation (together “MiFID II”) which will become effective on January 3, 2017 and which extends the scope of the original MiFID in response to issues raised by the financial crisis. While the Level 1 text was published in the Official Journal on June 12, 2014, many of the provisions will be implemented by means of technical standards, to be drafted by the European Securities and Markets Authority (“ESMA”) and approved by the European Commission. ESMA published their initial Consultation Paper and Discussion Paper on May 22, 2014. There will be several rounds of consultations and we expect ESMA to provide its final technical standards and Level 2 text to the European Commission by July 2015. Changes will be made to pre- and post-trade reporting obligations and there will be an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A new concept of trading venue has been created and algorithmic trading will be subject to specific regulations. There will also be changes to conduct of business requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers will also be given to EU national regulators to ban certain products and services and to the European Securities and Markets Authority to temporarily restrict certain financial activities within the EU.
One of the most significant developments in MiFID II is the ban on commission payments to independent advisers and discretionary managers, which will result in a major change in the commercial relationships between fund providers and distributors. Similar changes were seen in the U.K. following the Retail Distribution Review (“RDR”), though how non-independent advisers might also be affected depends on the final Level 2 text, which is under consultation. The final interpretation of the inducements rules could also result in major changes to how fund managers pay for investment research, if ESMA draft guidance is followed. This could result in a reduction in the range and quality of available research, increased costs for fund managers, and a need for revised commercial terms with both brokers and clients to reflect these changes.
In addition, the FCA moved forward with the second phase of RDR by banning payments from product providers to platforms for new business from April 6, 2014. In response, we launched further new share classes for our funds offered in the U.K., and we amended affected platform agreements. The Netherlands implemented a similar regime to the RDR rules with effect from January 1, 2014.
During 2014, additional rules implementing obligations under the European Market Infrastructure Regulation were implemented, imposing requirements relating to transaction reporting in relation to exchange-traded and OTC derivatives transactions. Further provisions requiring central clearing of OTC derivatives, margin requirements for uncleared OTC derivatives and, importantly, rules on equivalence with other derivatives reporting and clearing regimes are expected at the end of 2014 or early 2015. Given the international scale of our trading activity, the various regulatory regimes to which we are subject could result in duplication of administration and increased transaction costs.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) came into effect on July 22, 2014 and most EU member states have implemented its provisions on a national level. AIFMD regulates managers of, and service providers to, investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”). The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. In general, AIFMD has a staged implementation up to 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and will impose additional compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The European Commission has also published proposals to update the Market Abuse Directive with a regulation on insider dealing and market manipulation and with an accompanying directive on criminal sanctions, all designed to further harmonize interpretations of the market abuse offenses and the resulting sanctions.
The most recent iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS V”) became effective on September 17, 2014, though Member States have until March 18, 2016 to introduce the necessary rules and regulations into their national laws. The main objectives of UCITS V are to expand the responsibilities and potential liabilities of depositaries, to regulate remuneration policies, and to harmonize the sanctions available to regulatory authorities.
Proposals on packaged retail investment and insurance products (“PRIIPs”) are to be implemented through the strengthening of MiFID standards for non-insurance PRIIPs, revisions to the Insurance Mediation Directive’s selling standard for all insurance-based PRIIPs and new investor disclosure requirements for all PRIIPs through the PRIIPs Key Information Document (“KID”) regulation, which was approved by the European Parliament in April 2014. It requires manufacturers of these products to draw up a KID which can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period of five years from enactment during which they will be exempt from its terms.
In addition, the European Commission’s proposal for a financial transaction tax (“FTT”) in the EU, which would, if approved by all EU member states, apply to all financial transactions where at least one party is established in an EU member state and either that party or another party to the transaction is a financial institution was a controversial topic for all the EU member states to agree upon and after discussions failed to establish unanimous support. Subsequently the European commission has put forward a revised proposal to implement the tax in the 11 EU member states which wished to participate. While the specific terms of the revised FTT proposal remain subject to negotiation, any tax on securities transactions could likely have a negative impact on the liquidity of the derivatives and securities markets in Europe and could adversely impact our European clients’ assets and our non-European clients to the extent that they are or want to be invested in European assets.
In Canada, our subsidiaries are subject to provincial and territorial laws and are registered with and regulated by provincial and territorial securities regulatory authorities. The mandate of Canadian securities regulatory authorities is generally to protect investors and to foster fair and efficient capital markets. Securities regulatory authorities impose certain requirements on registrants, including a standard of conduct, capital and insurance, record keeping, regulatory financial reporting, conflict of interest management, compliance systems and security holder reporting. Failure to comply with applicable securities laws, regulations and rules could result in, among other things, reprimands, suspension of or restrictions on an individual’s or firm’s registration, prohibitions from becoming or acting as a registrant, administrative penalties or disgorgement. In addition, as a federally licensed trust company, FTCC is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions Canada and another subsidiary, FTC Investor Services Inc., is a member of and regulated by the Mutual Fund Dealers Association of Canada. These regulatory bodies have similar requirements to those of the securities regulatory authorities with a view to ensuring the capital adequacy and sound business practices of the subsidiaries and the appropriate treatment of their clients.
In March 2013, the Canadian Securities Administrators, the umbrella organization of provincial and territorial securities regulatory authorities, released final amendments to its rules regarding registrant obligations that require additional disclosure by registrants to their clients, including enhanced disclosure at account opening of all operating charges and fees a client may be required to pay, pre-trade disclosure of any charges a client may be required to pay, enhanced reporting on client statements that includes charges paid by the client and all compensation received by registrants in respect of a client’s account and new reporting regarding the performance of investments held in the account. These new rules, which are being phased in over a three year period, require us to make changes to our systems to comply with these new disclosure and reporting standards.
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
In Hong Kong, our subsidiary is subject to the Securities and Futures Ordinance (the “SFO”) and its subsidiary legislation, which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of dealing in securities and asset management activities and intermediaries. This legislation is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the applicable laws, regulations, codes and guidelines could result in various sanctions being imposed, including fines, reprimands and the suspension or revocation of the licenses granted by the SFC.
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
There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Cayman Islands Monetary Authority; the China Securities Regulatory Commission in the People’s Republic of China; the Autorité des Marchés Financiers in France; the Federal Financial Supervisory Authority in Germany; the Central Bank of Ireland; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Commission and the Financial Supervisory Service in Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Securities Commission in Malaysia; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in the Netherlands; the Polish Securities and Exchange Commission; the Romanian Financial Services Authority; the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Financial Supervisory Commission in the Republic of China; the Dubai Financial Services Authority in the United Arab Emirates; and the State Securities Commission of Vietnam.

Competition
The financial services industry is a highly competitive global industry. According to data sourced from the Investment Company Institute as of June 30, 2014, there were approximately 7,800 registered open-end mutual funds whose shares were offered to the public in the U.S. and approximately 70,200 registered open-end mutual funds whose shares were offered to the public outside the U.S., in each case excluding exchange-traded funds.
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
We rely largely on third-party broker/dealers and other similar independent financial intermediaries to distribute and sell our fund shares. We have pursued and continue to pursue sales relationships with all types of financial intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Additionally, competing broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could further limit the distribution of our investment products. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, related revenues and overall business and financial condition.
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
Employees
As of September 30, 2014, we employed approximately 9,300 employees and operated offices in 35 countries. We consider our relations with our employees to be satisfactory.
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
The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Franklin, that file electronically with the SEC, at www.sec.gov. Additional information about the Company’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity and debt markets. Individual financial, equity and debt markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the sovereign debt crisis in Europe, the crisis in Ukraine and any related sanctions, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may, at our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Changes in investor preferences regarding our more popular investment products also could cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Because of our non-U.S. operations and/or trading in our sponsored investment products (“SIPs”) that take place outside the U.S., we are also subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”), both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries that are investment advisers to registered investment companies. Our subsidiaries must also comply with numerous complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Further, as we continue to expand our operations, sometimes rapidly, into additional non-U.S. jurisdictions, the rules and regulations of those non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing global compliance operations.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSOC, as well as other global regulators, are considering what threats to global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs and subjecting them to additional regulation. To the extent that we or our funds are designated as a SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
Our subsidiaries Fiduciary Trust Company International (“Fiduciary Trust”) and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”) have limited their operations to trust and fiduciary activities permissible for trust companies that qualify for an exemption from the definition of “bank” under the Bank Holding Company Act of 1956. Fiduciary Trust and FTB&T are subject to regulation, supervision and examination by their respective regulators, which include the Federal Deposit Insurance Corporation (the “FDIC”) and the New York State Department of Financial Services for Fiduciary Trust, and the FDIC and the Office of the Comptroller of the Currency for FTB&T.
In addition, certain federal and state anti-takeover laws generally provide that no person may acquire control of Franklin, and gain indirect control of either Fiduciary Trust or FTB&T, without prior regulatory approval.  For example, beneficial ownership of 10% or more of the voting securities of Franklin would be presumed to constitute “control” under the federal Change in Bank Control Act of 1978.  Such federal and state laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Franklin, including through transactions that some shareholders might consider desirable.
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
U.S. regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and the USA Patriot Act of 2001. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenues and income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.

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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, support our operations, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to get clients to provide confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Breach of our technology systems could result in the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach; additional security costs to mitigate against future incidents; regulatory actions, and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, trustee, custody and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with the SIPs we advise. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
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
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. For example, to the extent that there is a trend among existing or potential clients in favor of low-fee passive products such as index and certain exchange-traded funds, it may favor our competitors who provide those products over active managers like us. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential clients, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of SIPs that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.

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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, Massachusetts, New Jersey, New York, Utah and Washington, D.C., and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, the Netherlands, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2014, we leased and occupied approximately 1,131,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 62,000 square feet of excess leased space.
In addition, we own four buildings in San Mateo, California; five buildings in Rancho Cordova, California; two buildings in Stockton, California; five buildings in St. Petersburg, Florida; one building in Ft. Lauderdale, Florida; three buildings in Hyderabad, India; and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,112,000 square feet of space. We have leased to third parties approximately 288,000 square feet of excess owned space.

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
Not applicable.
Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 12, 2014. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Vijay C. Advani
Age 53
Executive Vice President - Global Advisory Services of Franklin since March 2011; formerly, Executive Vice President-Global Distribution of Franklin from June 2008 to March 2011, and Executive Vice President–Global Advisor Services of Franklin from December 2005 to June 2008; officer and/or director of certain subsidiaries of Franklin.
Gregory E. Johnson
Age 53
Chairman of the Board of Franklin since June 2013, Chief Executive Officer of Franklin since January 2004 and President of Franklin since December 1999; officer and/or director of certain subsidiaries of Franklin; director or trustee of 44 registered investment companies managed or advised by subsidiaries of Franklin.
Jennifer M. Johnson
Age 50
Executive Vice President and Chief Operating Officer of Franklin since March 2010; formerly, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 74
Vice Chairman of Franklin since December 1999 and director of Franklin since 1969; officer and/or director of certain subsidiaries of Franklin; director or trustee of 41 registered investment companies managed or advised by subsidiaries of Franklin.

Kenneth A. Lewis
Age 53
Executive Vice President of Franklin since October 2007 and Chief Financial Officer of Franklin since October 2006; formerly, Senior Vice President and Treasurer of Franklin from October 2006 to October 2007, Vice President–Enterprise Risk Management of Franklin from April 2006 to October 2006 and Vice President and Treasurer of Franklin from June 2002 to April 2006; officer and/or director of certain subsidiaries of Franklin; officer of various registered investment companies managed or advised by subsidiaries of Franklin.
John M. Lusk
Age 56
Executive Vice President - Investment Management of Franklin since March 2011; formerly, Executive Vice President–Portfolio Operations of Franklin from December 2005 to March 2011, and Vice President of Franklin from January 2004 to December 2005; officer and/or director of certain subsidiaries of Franklin.
Craig S. Tyle
Age 54
Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer and/or director of certain subsidiaries of Franklin; officer of various registered investment companies managed or advised by subsidiaries of Franklin.
William Y. Yun
Age 55
Executive Vice President–Alternative Strategies of Franklin since June 2008; formerly, Executive Vice President– Institutional of Franklin from December 2005 to June 2008, and President of Fiduciary Trust, a subsidiary of Franklin acquired in April 2001, from 2000 to December 2005; officer and/or director of certain subsidiaries of Franklin; officer of registered investment company managed or advised by subsidiaries of Franklin.
Family Relationships
Gregory E. Johnson is the nephew of Rupert H. Johnson, Jr. and the brother of Charles E. Johnson (a director of Franklin) and Jennifer M. Johnson. Charles E. Johnson is the nephew of Rupert H. Johnson, Jr. and the brother of Gregory E. Johnson and Jennifer M. Johnson. Jennifer M. Johnson is the niece of Rupert H. Johnson, Jr. and the sister of Gregory E. Johnson and Charles E. Johnson.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 30, 2014, the closing price of our common stock on the NYSE was $54.61 per share. At October 31, 2014, there were 3,885 stockholders of record of our common stock.
In July 2013, a three-for-one split of our common stock was distributed to common stockholders in the form of a stock dividend. Share and per share data for all prior periods presented have been adjusted retroactively to reflect the stock split.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years:

Quarter	2014 Fiscal Year		2013 Fiscal Year
	High	Low	High	Low
October-December	$57.85	$49.49	$44.64	$41.34
January-March	$58.87	$49.92	$50.35	$42.67
April-June	$58.42	$51.00	$56.54	$44.22
July-September	$58.28	$52.65	$54.36	$45.06
We declared regular cash dividends of $0.48 per share ($0.12 per share per quarter) in the fiscal year ended September 30, 2014 (“fiscal year 2014”). We declared regular cash dividends of $0.39 per share ($0.097 per share in each of the first three quarters and $0.10 per share in the fourth quarter) and a special cash dividend of $1.00 per share in the fiscal year ended September 30, 2013 (“fiscal year 2013”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2014	360,000	$55.93	360,000	32,621,896
August 2014	1,567,783	$55.33	1,567,783	31,054,113
September 2014	1,281,000	$55.34	1,281,000	29,773,113
Total	3,208,783		3,208,783

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under our stock repurchase program. At September 30, 2014, 29.8 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during fiscal years 2014 and 2013.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2014	2013	2012	2011	2010
Summary of Operations (in millions)
Operating revenues	$8,491.4	$7,985.0	$7,101.0	$7,140.0	$5,853.0
Operating income	3,221.2	2,921.3	2,515.2	2,659.8	1,958.7
Operating margin	37.9%	36.6%	35.4%	37.3%	33.5%
Net income attributable to Franklin Resources, Inc.	2,384.3	2,150.2	1,931.4	1,923.6	1,445.7
Financial Data (in millions)
Total assets	$16,357.1	$15,390.3	$14,751.5	$13,775.8	$10,708.1
Debt	1,198.2	1,197.7	1,566.1	998.2	979.9
Debt of consolidated sponsored investment products and variable interest entities	950.8	1,097.4	1,211.1	1,170.3	—
Franklin Resources, Inc. stockholders’ equity	11,584.1	10,073.1	9,201.3	8,524.7	7,727.0
Operating cash flows	2,138.0	2,035.7	1,066.2	1,621.8	1,651.0
Investing cash flows	390.6	232.9	873.4	435.9	(32.7)
Financing cash flows	(1,195.3)	(2,018.1)	(1,084.9)	(968.2)	(594.9)
Assets Under Management (in billions)
Ending	$898.0	$844.7	$749.9	$659.9	$644.9
Average[1]	887.9	808.2	705.7	694.4	571.1
Per Common Share[2]
Earnings
Basic	$3.79	$3.37	$2.99	$2.89	$2.12
Diluted	3.79	3.37	2.98	2.87	2.11
Cash dividends	0.48	1.39	1.03	0.33	1.29
Book value	18.60	15.97	14.45	13.05	11.50
Employee Headcount	9,266	9,002	8,558	8,453	7,927
__________________

[1]	Represents simple monthly average AUM.

[2]
All per share amounts have been adjusted retroactively to reflect the three-for-one split of common stock described in Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

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
Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, trustee, custody and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to the public globally under seven distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
During the fiscal year ended September 30, 2014 (“fiscal year 2014”), the global equity financial markets provided strong returns, evidenced by increases of 20% in the S&P 500 Index and 13% in the MSCI World Index. The overall market performance benefited from an improved global outlook for much of the year, but was tempered by the crisis in Ukraine and economic slowdowns in China and Europe. Volatility increased during our fourth fiscal quarter, as global concerns more than offset the positive U.S. outlook, lowering the overall performance for the year. The prospect of interest rate increases also led to strengthening of the U.S. dollar during the fourth quarter. The global bond markets were uneven throughout the year as the Barclays Global Aggregate Index increased 1%. The overall market improvement benefited our AUM, fee revenues, operating income and net income, all of which increased from the prior fiscal year.
Our total AUM at September 30, 2014 was $898.0 billion, 6% higher than at September 30, 2013, primarily driven by $69.2 billion of market appreciation, partially offset by a $6.8 billion decrease due to foreign exchange revaluation and $4.6 billion of net new outflows. The increase in simple monthly average AUM (“average AUM”) for fiscal year 2014 was higher, at 10%, as market depreciation in the fourth quarter led to a decrease in the amount of total AUM at year end.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations and registration, reporting and disclosure requirements on our business and add complexity to our global compliance operations. In September 2014, Franklin deregistered as a bank holding company with the Board of Governors of the Federal Reserve System.
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
RESULTS OF OPERATIONS

(in millions, except per share data)				2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,	2014	2013	2012
Operating revenues	$8,491.4	$7,985.0	$7,101.0	6%	12%
Operating income	3,221.2	2,921.3	2,515.2	10%	16%
Net income attributable to Franklin Resources, Inc.	2,384.3	2,150.2	1,931.4	11%	11%
Diluted earnings per share	$3.79	$3.37	$2.98	12%	13%
Operating margin[1]	37.9%	36.6%	35.4%
 ___________________
1    Defined as operating income divided by total operating revenues.
Operating income increased in fiscal year 2014 primarily due to a 10% increase in investment management fees, which was driven by a 10% increase in average AUM, partially offset by a 4% increase in operating expenses. Net income attributable to Franklin Resources, Inc. increased $234.1 million primarily due to the increase in operating income.
Operating income increased in the fiscal year ended September 30, 2013 (“fiscal year 2013”) primarily due to a 14% increase in investment management fees, which was driven by a 15% increase in average AUM, partially offset by a lower effective management fee rate. Net income attributable to Franklin Resources, Inc. increased $218.8 million as the increase in operating income was partially offset by lower investment and other income.
In July 2013, a three-for-one split of the Company’s common stock was distributed to common stockholders in the form of a stock dividend. Share and per share data for all prior periods presented have been adjusted retroactively to reflect the stock split.
Diluted earnings per share increased in fiscal years 2014 and 2013 consistent with the increases in net income and the impacts of 1% decreases in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)				2014 vs. 2013	2013 vs. 2012
as of September 30,	2014	2013	2012
Equity
Global/international	$261.5	$243.9	$214.9	7%	13%
United States	109.5	97.2	82.2	13%	18%
Total equity	371.0	341.1	297.1	9%	15%
Hybrid	159.0	137.5	110.1	16%	25%
Fixed-Income
Tax-free	72.1	72.4	83.2	0%	(13)%
Taxable
Global/international	225.1	228.8	196.4	(2)%	16%
United States	63.8	58.3	56.7	9%	3%
Total fixed-income	361.0	359.5	336.3	0%	7%
Cash Management	7.0	6.6	6.4	6%	3%
Total	$898.0	$844.7	$749.9	6%	13%
Average for the Year	$887.9	$808.2	$705.7	10%	15%
AUM at September 30, 2014 increased 6% from September 30, 2013, primarily due to $69.2 billion of market appreciation, as strong positive returns in global markets resulted in valuation increases in all long-term investment objectives, partially offset by a $6.8 billion decrease due to foreign exchange revaluation and $4.6 billion of net new outflows. Average AUM also benefited from market appreciation, increasing 10% during fiscal year 2014.
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

Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM			2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,	2014	2013	2012
Equity
Global/international	$262.1	$228.1	$204.3	15%	12%
United States	107.6	87.8	78.7	23%	12%
Total equity	369.7	315.9	283.0	17%	12%
Hybrid	152.7	126.2	101.9	21%	24%
Fixed-Income
Tax-free	71.0	81.7	77.5	(13)%	5%
Taxable
Global/international	227.7	220.5	185.4	3%	19%
United States	60.2	57.9	51.6	4%	12%
Total fixed-income	358.9	360.1	314.5	0%	14%
Cash Management	6.6	6.0	6.3	10%	(5)%
Total	$887.9	$808.2	$705.7	10%	15%

	Mix of Average AUM
for the fiscal years ended September 30,	2014	2013	2012
Equity
Global/international	30%	28%	29%
United States	12%	11%	11%
Total equity	42%	39%	40%
Hybrid	17%	16%	14%
Fixed-Income
Tax-free	8%	10%	11%
Taxable
Global/international	25%	27%	26%
United States	7%	7%	8%
Total fixed-income	40%	44%	45%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM were as follows:

(in billions)				2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,	2014	2013	2012
Beginning AUM	$844.7	$749.9	$659.9	13%	14%
Long-term sales	192.6	215.6	170.8	(11)%	26%
Long-term redemptions	(197.5)	(190.0)	(172.7)	4%	10%
Net cash management	0.3	(1.3)	(0.4)	NM	225%
Net new flows	(4.6)	24.3	(2.3)	NM	NM
Reinvested distributions	21.6	21.3	18.4	1%	16%
Net flows	17.0	45.6	16.1	(63)%	183%
Distributions	(26.1)	(26.2)	(22.5)	0%	16%
Acquisitions	—	9.3	—	(100)%	NM
Appreciation and other[1]	62.4	66.1	96.4	(6)%	(31)%
Ending AUM	$898.0	$844.7	$749.9	6%	13%
 __________________

[1]	Includes impact of foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2014	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	51.5	24.3	31.5	8.2	60.8	16.3	—	192.6
Long-term redemptions	(54.1)	(24.7)	(23.4)	(13.2)	(66.7)	(15.4)	—	(197.5)
Net exchanges	0.5	0.6	1.8	(1.0)	(2.1)	—	0.2	—
Net cash management	—	—	—	—	—	—	0.3	0.3
Net new flows	(2.1)	0.2	9.9	(6.0)	(8.0)	0.9	0.5	(4.6)
Reinvested distributions	3.9	3.5	5.3	2.4	4.9	1.6	—	21.6
Net flows	1.8	3.7	15.2	(3.6)	(3.1)	2.5	0.5	17.0
Distributions	(4.4)	(3.7)	(6.1)	(2.9)	(6.8)	(2.2)	—	(26.1)
Appreciation (depreciation) and other[1]	20.2	12.3	12.4	6.2	6.2	5.2	(0.1)	62.4
AUM at September 30, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2013	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	45.5	17.4	26.4	12.4	95.6	18.3	—	215.6
Long-term redemptions	(50.1)	(21.0)	(19.3)	(16.7)	(66.6)	(16.3)	—	(190.0)
Net exchanges	(0.1)	1.1	2.1	(2.8)	(1.2)	(0.6)	1.5	—
Net cash management	—	—	—	—	—	—	(1.3)	(1.3)
Net new flows	(4.7)	(2.5)	9.2	(7.1)	27.8	1.4	0.2	24.3
Reinvested distributions	3.4	2.0	5.1	2.4	6.7	1.7	—	21.3
Net flows	(1.3)	(0.5)	14.3	(4.7)	34.5	3.1	0.2	45.6
Distributions	(3.5)	(2.2)	(6.0)	(3.1)	(9.0)	(2.4)	—	(26.2)
Acquisitions	—	—	9.0	—	0.3	—	—	9.3
Appreciation (depreciation) and other[1]	33.8	17.7	10.1	(3.0)	6.6	0.9	—	66.1
AUM at September 30, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
 __________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2012	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2011	$185.8	$68.4	$101.3	$72.0	$178.8	$46.9	$6.7	$659.9
Long-term sales	40.8	16.1	19.3	13.5	64.0	17.1	—	170.8
Long-term redemptions	(41.7)	(18.7)	(26.5)	(8.9)	(64.2)	(12.7)	—	(172.7)
Net exchanges	(1.5)	0.2	0.5	0.3	(0.9)	1.4	—	—
Net cash management	—	—	—	—	—	—	(0.4)	(0.4)
Net new flows	(2.4)	(2.4)	(6.7)	4.9	(1.1)	5.8	(0.4)	(2.3)
Reinvested distributions	2.2	1.7	4.9	2.3	5.6	1.7	—	18.4
Net flows	(0.2)	(0.7)	(1.8)	7.2	4.5	7.5	(0.4)	16.1
Distributions	(2.4)	(1.8)	(5.7)	(3.0)	(7.5)	(2.1)	—	(22.5)
Appreciation and other[1]	31.7	16.3	16.3	7.0	20.6	4.4	0.1	96.4
AUM at September 30, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
 __________________
1    Includes impact of foreign exchange revaluation.
AUM increased $53.3 billion or 6% during fiscal year 2014, primarily due to $62.4 billion of market appreciation and other, which is net of a $6.8 billion decrease due to the impact of foreign exchange revaluation, partially offset by $4.6 billion of net new outflows. The market appreciation occurred in all long-term investment objectives, and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 13% and 20%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. Long-term sales decreased 11% to $192.6 billion from the prior year primarily due to lower sales of global/international fixed-income products, partially offset by higher sales of equity products. Long-term redemptions increased 4% to $197.5 billion primarily due to higher redemptions in equity and hybrid products, partially offset by lower redemptions in tax-free fixed-income products.
AUM increased $94.8 billion or 13% during fiscal year 2013, primarily driven by $66.1 billion of market appreciation and other and $24.3 billion of net new flows. The market appreciation primarily resulted from equity and hybrid products, consistent with increases in the MSCI World and S&P 500 indexes of 21% and 19%. Long-term sales increased 26% to $215.6 billion from the prior year, primarily due to higher sales of global/international fixed-income and hybrid products. Long-term redemptions increased 10% to $190.0 billion due to higher redemptions in all investment objectives with the exception of hybrid, which had an $11.1 billion redemption from an institutional advisory account in the prior year.
Average AUM by sales region is shown below.

(in billions)				2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,	2014	2013	2012
United States	$578.8	$523.8	$461.3	11%	14%
International
Europe, the Middle East and Africa	149.5	137.4	112.1	9%	23%
Asia-Pacific	91.6	83.5	74.3	10%	12%
Canada	39.0	35.2	32.1	11%	10%
Latin America[1]	29.0	28.3	25.9	2%	9%
Total international	$309.1	$284.4	$244.4	9%	16%
Total	$887.9	$808.2	$705.7	10%	15%
 __________________
1    Latin America sales region includes North America-based advisors serving non-resident clients.
The mix of average AUM in the United States sales region remained consistent at 65% for fiscal years 2014, 2013 and 2012.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended September 30, 2014. Our global/international fixed-income funds generated notable results with at least 88% of AUM exceeding the benchmarks and at least 93% of AUM exceeding the peer group medians for all four periods presented, as did our hybrid products with at least 81% of AUM exceeding the benchmarks and at least 92% of AUM exceeding the peer group medians for all four periods. In addition, 100% of AUM in our tax-free fixed-income products exceeded the peer group median for the ten-year period. The performance of our global/international equity products has also been solid with at least 44% of AUM exceeding the benchmarks and peer group medians for the three-, five- and ten-year periods; however, the performance of our United States equity products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison [1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2014	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	29%	60%	46%	59%	42%	60%	44%	65%
United States	7%	8%	12%	46%	31%	25%	65%	48%
Total equity	22%	43%	34%	55%	39%	48%	51%	59%
Hybrid	81%	83%	82%	85%	92%	95%	96%	98%
Fixed-Income
Tax-free	76%	60%	54%	51%	69%	44%	68%	100%
Taxable
Global/international	89%	89%	88%	94%	93%	98%	98%	99%
United States	71%	78%	60%	56%	45%	65%	60%	60%
Total fixed-income	83%	81%	76%	77%	80%	80%	85%	92%
_________________

[1]
The peer group rankings are sourced from Lipper, a Thomson Reuters Company, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns. © 2014 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

AUM measured in the benchmark and peer group rankings represents 90% and 85% of our total AUM as of September 30, 2014. The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.
For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 16, 2014 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,	2014	2013	2012
Investment management fees	$5,565.7	$5,071.4	$4,458.7	10%	14%
Sales and distribution fees	2,546.4	2,516.0	2,259.3	1%	11%
Shareholder servicing fees	281.1	303.7	302.5	(7)%	0%
Other, net	98.2	93.9	80.5	5%	17%
Total Operating Revenues	$8,491.4	$7,985.0	$7,101.0	6%	12%

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
Investment management fees increased $494.3 million and $612.7 million in fiscal years 2014 and 2013, primarily due to 10% and 15% increases in average AUM. Average AUM increased in both years in all sales regions and across all long-term investment objectives with the exception of tax-free fixed-income in fiscal year 2014.
Our effective investment management fee rate (investment management fees divided by average AUM) was 62.7 basis points for fiscal years 2014 and 2013, and 63.2 basis points for fiscal year 2012. The rate for fiscal year 2014 remained unchanged as the impacts of higher performance fees, a slightly higher weighting of higher fee products in the U.S. equity objective and a change in the pricing structure in Canada were offset by the impacts of slightly higher weightings of AUM in U.S. products and in lower fee products in the global/international equity and fixed-income objectives. The pricing structure change in Canada resulted in the bundling of investment management and servicing fees effective January 1, 2014. The rate decrease in fiscal year 2013 primarily resulted from fee rebates, which were included in distribution expense in the prior year.
Performance-based investment management fees were $50.9 million, $20.1 million and $13.6 million for fiscal years 2014, 2013 and 2012, with the increases primarily related to fund of hedge funds products.
U.S. industry asset-weighted average management fee rates were as follows1:

(in basis points)	Industry Average
for the fiscal years ended September 30,	2014	2013	2012
Equity
Global/international	58	60	61
United States	41	44	45
Hybrid	53	39	39
Fixed-Income
Tax-free	35	36	37
Taxable
Global/international	55	57	58
United States	37	38	37
Cash Management	11	13	13
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Thomson Reuters Company, as of September 30, 2014, 2013 and 2012 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund-of-funds products are not included. The increase in average rates in the hybrid objective reflects the addition of alternative products to this category.

Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage our products and have a higher level of international AUM, both of which generate higher fees. Changes to our effective investment management fee rates in the U.S. have not varied significantly from changes in industry rates, however the changes in our rates during fiscal year 2014 were less than the changes in the industry rates.
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
Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940. The Rule 12b-1 Plans permit the mutual funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on average daily net AUM. Similar arrangements exist for the distribution of our non-U.S. funds.
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our SIPs to the public on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below.

(in millions)				2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,	2014	2013	2012
Asset-based fees	$1,823.3	$1,693.1	$1,522.8	8%	11%
Sales-based fees	711.7	810.6	725.7	(12)%	12%
Contingent sales charges	11.4	12.3	10.8	(7)%	14%
Sales and Distribution Fees	$2,546.4	$2,516.0	$2,259.3	1%	11%
Asset-based distribution fees increased $130.2 million in fiscal year 2014 primarily due to a 6% increase in the related average AUM and a higher mix of equity and hybrid AUM. Equity and hybrid products typically generate higher distribution fees than fixed-income products. Asset-based distribution fees increased $170.3 million in fiscal year 2013 primarily due to a 12% increase in the related average AUM.
Sales-based fees decreased $98.9 million in fiscal year 2014 primarily due to a 10% decrease in total commissionable sales, as well as a lower mix of U.S. product commissionable sales. Sales-based fees increased $84.9 million in fiscal year 2013 primarily due to an 18% increase in total commissionable sales, partially offset by a lower mix of U.S. product sales. U.S. products typically generate higher sales fees than non-U.S. products. Commissionable sales represented 12% of total sales for fiscal years 2014 and 2013, and 13% for fiscal year 2012.
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
Shareholder servicing fees decreased $22.6 million in fiscal year 2014, primarily due to the change in fee structure in Canada. The Canada decrease of $33.0 million was partially offset by a $4.7 million increase from SIPs in the U.S. primarily due to a 6% increase in active accounts, and increases of $3.2 million in trustee services fees and $1.9 million from SIPs in Europe, both primarily due to higher levels of related AUM.
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
Other, Net
Other, net revenue increased $4.3 million and $13.4 million in fiscal years 2014 and 2013, primarily due to $6.6 million and $17.1 million increases in interest and dividend income from consolidated SIPs, partially offset by $3.9 million decreases in banking-related net revenues in both years as we wound down and terminated our banking business. The increase in fiscal year 2014 also includes $0.8 million from higher custody fees. During fiscal year 2014 we ceased accepting deposits and originating loans, and deregistered as a bank holding company.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,
Sales, distribution and marketing	$3,088.2	$3,042.1	$2,739.7	2%	11%
Compensation and benefits	1,467.9	1,384.5	1,255.5	6%	10%
Information systems and technology	216.3	191.1	182.9	13%	4%
Occupancy	137.7	134.2	129.9	3%	3%
General, administrative and other	360.1	311.8	277.8	15%	12%
Total Operating Expenses	$5,270.2	$5,063.7	$4,585.8	4%	10%
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

Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
for the fiscal years ended September 30,
Asset-based expenses	$2,307.2	$2,148.9	$1,946.9	7%	10%
Sales-based expenses	653.2	755.2	662.9	(14)%	14%
Amortization of deferred sales commissions	127.8	138.0	129.9	(7)%	6%
Sales, Distribution and Marketing	$3,088.2	$3,042.1	$2,739.7	2%	11%
Asset-based expenses increased $158.3 million in fiscal year 2014 primarily due to distribution expense increases of $98.7 million related to U.S. products and $49.6 million related to non-U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 7% in the U.S and 3% internationally, and a higher mix of equity and hybrid products globally, which have higher expense rates than fixed-income products.
Asset-based expenses increased $202.0 million in fiscal year 2013 primarily due to distribution expense increases of $102.3 million related to non-U.S. products and $90.8 million related to U.S. products. The distribution expense increases primarily resulted from higher related average AUM of 15% internationally and 9% in the U.S. The non-U.S. product expense increase was partially offset by a $47.4 million decrease related to fee rebates. The U.S. product expenses were also impacted by a slightly higher mix of Class C assets, which have higher expense rates than other U.S. product classes.
Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $102.0 million in fiscal year 2014 primarily due to a 10% decrease in total commissionable sales, as well as a lower mix of U.S. product commissionable sales. Sales-based expenses increased $92.3 million in fiscal year 2013 primarily due to an 18% increase in total commissionable sales, partially offset by a lower mix of U.S. product sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions decreased $10.2 million in fiscal year 2014 primarily due to lower sales of U.S. Class C shares, which are sold without a front-end sales charge to investors. Amortization of deferred sales commissions increased $8.1 million in fiscal year 2013 primarily due to higher sales of U.S. Class C shares.
Compensation and Benefits
Compensation and benefit expenses increased $83.4 million in fiscal year 2014 due to increases in salaries, wages and benefits, and variable compensation. Salaries, wages and benefits increased $49.9 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2013. Variable compensation increased $33.5 million primarily due to higher bonus expense based on our performance.
Compensation and benefit expenses increased $129.0 million in fiscal year 2013 due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $71.2 million primarily due to higher bonus expense based on our performance. Salaries, wages and benefits increased $57.8 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2012, partially offset by a $6.8 million decrease in severance benefits related to employee terminations.
Variable compensation as a percentage of compensation and benefits was 39% for fiscal years 2014 and 2013, and 38% for fiscal year 2012. At September 30, 2014, our global workforce had increased to approximately 9,300 employees from approximately 9,000 employees at September 30, 2013.
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

Information Systems and Technology
Information systems and technology expenses increased $25.2 million and $8.2 million in fiscal years 2014 and 2013 primarily due to higher investments in strategic technology projects for operational purposes and higher external data service costs.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Net carrying value at beginning of year	$93.5	$90.3	$67.9
Additions, net of disposals	37.4	43.2	54.9
Amortization	(45.4)	(40.0)	(32.5)
Net Carrying Value at End of Year	$85.5	$93.5	$90.3
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $3.5 million and $4.3 million in fiscal years 2014 and 2013 primarily due to increases in rent expense and building maintenance costs. Higher property taxes also contributed to the increase in fiscal year 2014.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, corporate travel and entertainment, advertising and promotion costs, professional fees, and other miscellaneous expenses. Effective January 1, 2014, we assumed responsibility for certain operating expenses of our Canadian funds in exchange for an AUM-based administration fee.
General, administrative and other operating expenses increased $48.3 million in fiscal year 2014 primarily due to Canadian fund expenses, higher levels of third-party servicing and professional fees, and consulting fees related to private equity performance fees. The increase due to Canadian fund expenses was $17.4 million. Third-party servicing fees increased $15.7 million primarily due to a pricing structure change and higher subadvisory expenses. Professional fees increased $8.4 million due to various corporate activities including the winding down of our private banking business. We incurred $7.6 million of consulting fees related to private equity performance fees in fiscal year 2014.
General, administrative and other operating expenses increased $34.0 million in fiscal year 2013 primarily due to the acquisition of K2 Advisors Holdings, LLC (“K2”) and higher levels of general business activity. The K2 acquisition resulted in a $9.5 million increase in amortization of intangible assets and a $7.7 million increase in the related contingent consideration liability. Higher business activity levels resulted in increases of $5.1 million in corporate travel expenses, $4.5 million in advertising and promotion expenses and $3.4 million in professional fees.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) were as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Investment and other income, net	$235.8	$152.2	$199.7
Interest expense	(47.4)	(46.9)	(36.7)
Other Income, Net	$188.4	$105.3	$163.0
Investment and other income, net consists primarily of income (losses) from equity method investees; realized gains (losses) on sale of available-for-sale investment securities; gains (losses) on investments of consolidated SIPs, trading investment securities, and assets and liabilities of consolidated variable interest entities (“VIEs”); foreign currency exchange gains (losses) and dividend and interest income.
Other income, net increased $83.1 million in fiscal year 2014 primarily due to $32.1 million of foreign currency exchange net gains as the U.S. dollar strengthened against the Euro as compared to $30.9 million of net losses in the prior year, and $7.1 million of net gains from changes in the fair value of the assets and liabilities of consolidated collateralized loan obligations (“CLOs”) as compared to $16.0 million of net losses in the prior year.
Other income, net decreased $57.7 million in fiscal year 2013 primarily due to market volatility that resulted in net losses and lower net gains on certain investments, foreign currency exchange losses, lower dividend income, and higher interest expense, partially offset by net gains from securities held by consolidated SIPs and higher realized gains on available-for-sale investment securities. Changes in the fair value of the assets and liabilities of consolidated CLOs resulted in $16.0 million of net losses as compared to $25.6 million of net gains in the prior year, and lower market valuations resulted in a $26.0 million decrease in net gains on trading investment securities. Additionally, the U.S. dollar weakened against the Euro, resulting in foreign currency exchange net losses of $30.9 million as compared to $7.1 million of net gains in the prior year. Dividend income decreased $11.7 million primarily due to a higher mix of investments in short duration fixed-income SIPs with lower yields. Interest expense increased $10.2 million primarily due to debt issued in September 2012 and costs related to early redemption of previously issued debt. These changes were partially offset by $42.4 million of net gains from securities held by consolidated SIPs as compared to $15.9 million of net losses in the prior year, and a $9.9 million increase in realized gains on available-for-sale investment securities.
Significant portions of the net gains (losses) of consolidated CLOs and SIPs are offset in noncontrolling interests in our consolidated statements of income.
Our investments in SIPs include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our SIPs investments.

The consolidated cash, cash equivalents and investments portfolio by investment objective at September 30, 2014 was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$7,596.0	62%	$—	0%	$119.2	5%
Investment Securities
Equity
Global/international	535.5	4%	—	0%	481.4	21%
United States	9.9	0%	—	0%	—	0%
Total equity	545.4	4%	—	0%	481.4	21%
Hybrid	409.1	3%	0.5	0%	209.9	9%
Fixed-Income
Tax-free	11.4	0%	—	0%	—	0%
Taxable
Global/international	992.6	8%	82.2	6%	653.2	29%
United States	2,035.2	17%	1,194.8	94%	817.6	36%
Total fixed-income	3,039.2	25%	1,277.0	100%	1,470.8	65%
Total Investment Securities	3,993.7	32%	1,277.5	100%	2,162.1	95%
Other Investments	684.5	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,274.2	100%	$1,277.5	100%	$2,281.3	100%

Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $521.4 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate for fiscal year 2014 was 29.3% as compared to 28.3% in fiscal year 2013 and 28.5% in fiscal year 2012. The rate increase in fiscal year 2014 was primarily due to higher earnings in higher tax jurisdictions, partially offset by higher net income attributable to noncontrolling interests. The decrease in fiscal year 2013 was primarily due to net income attributable to noncontrolling interests as compared to net losses in the prior year, partially offset by the impact of changes in state tax legislation in the prior year.
In certain countries our income is subject to reduced tax rates due to tax rulings. One of these rulings expired on September 30, 2014 and was replaced with a new ruling at a higher tax rate on October 1, 2014. The higher tax rate is expected to result in an increase to future years’ income tax expense, with an estimated increase of approximately $25 million in fiscal year 2015. However, it is reasonably possible that the increase in fiscal year 2015 may be offset by the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. tax jurisdictions.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Cash Flow Data
Operating cash flows	$2,138.0	$2,035.7	$1,066.2
Investing cash flows	390.6	232.9	873.4
Financing cash flows	(1,195.3)	(2,018.1)	(1,084.9)
Net cash provided by operating activities increased in fiscal year 2014 primarily due to higher net income, a higher increase in other liabilities primarily resulting from the consolidation impact of short positions of consolidated SIPs, and a lower increase in receivables, prepaid expenses and other. These increases were partially offset by a net increase in trading securities of consolidated SIPs, a lower increase in commissions payable, and a lower increase in income taxes payable. Net cash provided by investing activities increased mainly due to lower purchases, net of liquidations, of investments by consolidated VIEs. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock, payments on debt in the prior year, and higher subscriptions in consolidated SIPs by noncontrolling interests, partially offset by a decrease in deposits and higher repurchases of common stock.
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

Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2014	2013	2012
Assets
Cash and cash equivalents	$7,476.8	$6,186.0	$5,784.3
Receivables	910.8	982.1	823.8
Investments	2,239.2	2,280.8	2,266.7
Total Liquid Assets	$10,626.8	$9,448.9	$8,874.8
Liabilities
Debt
Federal Home Loan Bank advances	$—	$—	$69.0
Senior notes	1,198.2	1,197.7	1,497.1
Total Debt	$1,198.2	$1,197.7	$1,566.1
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
Cash and cash equivalents at September 30, 2014 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 36% and 64% at September 30, 2014, and 37% and 63% at September 30, 2013.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At September 30, 2014, our U.S. and non-U.S. subsidiaries held $1,716.8 million and $2,047.7 million of liquid assets to satisfy operational and regulatory requirements and fund capital contributions to our SIPs, as compared to $1,864.7 million and $2,178.7 million held at September 30, 2013. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $86.8 million and $354.5 million at September 30, 2014 and $551.0 million and $334.6 million at September 30, 2013.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2014, $1,198.2 million of the notes were outstanding with an aggregate face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of September 30, 2014, we were in compliance with the covenants of the notes.
At September 30, 2014, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012. In July 2014, we closed our account at the Federal Reserve Bank of New York resulting in the termination of our bank lines of credit under the Federal Reserve System and our ability to borrow through the secured Federal Reserve Bank short-term discount window. These closures are a result of the termination of our banking activities, and are not expected to have a material impact on our future liquidity.
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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.48 per share ($0.12 per share for each quarter) in fiscal year 2014, and regular cash dividends of $0.39 per share ($0.097 per share for each of the first three quarters and $0.10 per share for the fourth quarter) and a special cash dividend of $1.00 per share in fiscal year 2013. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal years 2014 and 2013, we repurchased 11.5 million and 10.5 million shares of our common stock at a cost of $622.2 million and $491.0 million. In December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At September 30, 2014, 29.8 million shares remained available for repurchase under the program, which is not subject to an expiration date.
During fiscal year 2014, we redeemed $3.2 million, net of investments, from our SIPs. During fiscal year 2013, we invested $17.8 million, net of redemptions, in our SIPs.
In November 2012, we acquired an ownership interest of approximately 69% of K2. The purchase consideration included a $182.9 million cash investment in K2, which was primarily used to retire $176.5 million of debt immediately following the acquisition.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table summarizes our contractual obligations, commitments and contingent liabilities.

(in millions)	Payments Due by Period
as of September 30, 2014	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt
Principal	$1,198.2	$250.0	$299.0	$—	$649.2
Interest	184.5	36.5	57.4	49.2	41.4
Operating leases	187.4	47.2	62.5	35.6	42.1
Purchase obligations[1]	133.4	81.2	41.9	6.5	3.8
Total Contractual Obligations	1,703.5	414.9	460.8	91.3	736.5
Committed capital contributions[2]	35.7	35.7	—	—	—
Contingent consideration liabilities[3]	148.9	8.6	48.5	91.8	—
Total Contractual Obligations, Commitments and Contingent Liabilities	$1,888.1	$459.2	$509.3	$183.1	$736.5
 __________________

1
Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

[2]
Committed capital contributions relate to discretionary commitments to invest in SIPs and other investment products. Generally, the timing of the funding of these commitments is unknown as they are callable on demand at any time prior to the expiration of the commitment periods.

[3]	Contingent consideration liabilities primarily relate to the Company’s commitment to acquire the remaining interests in K2.
The debt holders of consolidated VIEs and consolidated SIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 12 – Variable Interest Entities and Consolidated Sponsored Investment Products, in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
At September 30, 2014, our consolidated balance sheet includes liabilities for unrecognized tax benefits of $118.2 million and related accrued interest of $18.0 million (see Note 13 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are insignificant. However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2014 cannot be made. Consequently, unrecognized tax benefits have not been included in the table above.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position. For additional information about our accounting policies, see Note 1 - Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in an entity or are the primary beneficiary of a VIE. We also consolidate non-VIE limited partnerships and similar structures that we control.

A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The assessment of whether an entity is a VIE or voting interest entity (“VOE”) involves judgment and analysis on a structure by structure basis. When performing the assessment we consider factors such as the entity’s legal organization and capital structure, the rights of the equity investment holders and our contractual involvement with and ownership interest in the entity. Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities.
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
We use two models for determining whether we are the primary beneficiary of VIEs. For all VIEs with the exception of CLOs, we are the primary beneficiary if we have the majority of the risks or rewards of ownership, which we determine using expected cash flows scenarios. For CLOs, we are the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.
Under both models, the key estimates and assumptions used in the analyses include the amount of AUM, investment management fee rates, the life of the investment product, prepayment rates, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2014, we were the primary beneficiary of three CLOs and two other SIP VIEs.

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

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with our global valuation and pricing policy which defines valuation and pricing conventions for each security type. When available, we measure fair value based on the reported net asset value (“NAV”) of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If these inputs are not available, we primarily employ a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, we utilize an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. We review and approve the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
As of September 30, 2014, Level 3 assets represented 20% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities, comprised of contingent consideration liabilities and debt of consolidated VIEs, represented 15% of total liabilities measured at fair value at September 30, 2014. There were insignificant transfers into and out of Level 3 during fiscal year 2014.
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
Investments and Debt of Consolidated VIEs consist of corporate debt securities held by and debt issued by CLOs.  We elected the fair value option for all assets and liabilities of our consolidated CLOs. The fair values of the corporate debt securities and debt are obtained from independent third-party broker or dealer price quotes and are classified as Level 2, except for debt that is classified as Level 3 because the price quotes are derived from significant unobservable inputs.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. We amortize these intangible assets over their estimated useful lives, which range from six to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.
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
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2014. We elected to perform a qualitative assessment of the valuation of goodwill and 86% of our indefinite-lived intangible assets and concluded it is more likely than not that the fair values of our reporting unit and the specific intangible assets exceed their carrying values. We performed a quantitative test for the remaining indefinite-lived intangible assets and did not recognize any impairment because our estimates of the fair values of the assets exceeded their carrying values. The fair values for the remaining indefinite-lived intangible assets exceeded their carrying values by more than 100%.
We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2014. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2014, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would indicate that these assets might be impaired.
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
As of September 30, 2014, the undiscounted future cash flow projections for 56% of our definite-lived intangible assets exceeded their carrying values by at least 70%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 6%. The assumptions used in the impairment tests for definite-lived intangible assets were developed taking into consideration current market conditions. As of September 30, 2014, a decline in these assets’ related AUM of 42% could cause us to evaluate whether their fair value is below the carrying value. The undiscounted future cash flow projections for substantially all of the remaining assets exceeded their carrying values by at least 15%. There was no impairment of definite-lived intangible assets during fiscal year 2014.
Revenues
Investment management, distribution and shareholder servicing fees are recognized as earned over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. Sales commissions related to the sale of shares of SIPs are recognized on trade date. Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. Shareholder servicing fees are generally calculated based on the number and type of accounts serviced.
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
Pricing of the securities held by SIPs is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2014, our total AUM by fair value hierarchy level was 52% Level 1, 47% Level 2 and 1% Level 3.
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
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $7.3 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2014. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2014 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 14 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31		March 31	June 30	September 30
Fiscal year 2014
Operating revenues	$2,109.5		$2,095.9	$2,130.5	$2,155.5
Operating income	813.1		786.0	786.8	835.3
Net income attributable to Franklin Resources, Inc.	603.8		561.0	578.9	640.6
Earnings per share
Basic	$0.96		$0.89	$0.92	$1.03
Diluted	0.96		0.89	0.92	1.02
Dividends per share	$0.12		$0.12	$0.12	$0.12
Common stock price per share
High	$57.85		$58.87	$58.42	$58.28
Low	49.49		49.92	51.00	52.65
AUM (in billions)
Ending	$879.1		$886.9	$920.5	$898.0
Average	865.9		876.4	902.8	912.1

Fiscal year 2013
Operating revenues	$1,901.8		$2,013.6	$2,084.8	$1,984.8
Operating income	685.1		729.4	771.7	735.1
Net income attributable to Franklin Resources, Inc.	516.1		572.8	552.3	509.0
Earnings per share
Basic	$0.81		$0.90	$0.87	$0.80
Diluted	0.81		0.90	0.86	0.80
Dividends per share	$1.097	[1]	$0.097	$0.097	$0.100
Common stock price per share
High	$44.64		$50.35	$56.54	$54.36
Low	41.34		42.67	44.22	45.06
AUM (in billions)
Ending	$781.8		$823.7	$815.0	$844.7
Average	763.6		807.3	833.2	827.8
 __________

[1]	Includes a special cash dividend of $1.00 per share.
Risk Factors
For a description of certain risk factors and other important factors that may affect us, our subsidiaries and our business, please see the description of the risk factors set forth under Item 1A of Part I of this Form 10-K, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, our financial position is subject to market risk, including, but not limited to, potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange rates and market valuation. Financial instruments include, but are not limited to, investment securities and debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.
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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2014 would have resulted in an annualized increase or decrease in pre-tax earnings of $503.1 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,538.5 million at September 30, 2014. Our exposure to interest rate risks from investments in SIPs is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market(s) or region(s). We had no exposure to changes in interest rates from debt obligations at September 30, 2014 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2014, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian dollar. These assets accounted for 8% of the total cash and cash equivalents and investments at September 30, 2014. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S.

dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 7% of the total cash and cash equivalents and investments at September 30, 2014. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2014 would result in a $78.1 million increase in accumulated other comprehensive income (loss) and a $62.2 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2014. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $172.4 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,277.5	$1,405.3	$1,149.8
Investment securities, available-for-sale	554.1	609.5	498.7
Direct investments in consolidated VIEs and consolidated SIPs	446.1	490.7	401.5
Total	$2,277.7	$2,505.5	$2,050.0

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2014, 2013 and 2012.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 12, 2014

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2014	2013	2012
Operating Revenues
Investment management fees	$5,565.7	$5,071.4	$4,458.7
Sales and distribution fees	2,546.4	2,516.0	2,259.3
Shareholder servicing fees	281.1	303.7	302.5
Other, net	98.2	93.9	80.5
Total operating revenues	8,491.4	7,985.0	7,101.0
Operating Expenses
Sales, distribution and marketing	3,088.2	3,042.1	2,739.7
Compensation and benefits	1,467.9	1,384.5	1,255.5
Information systems and technology	216.3	191.1	182.9
Occupancy	137.7	134.2	129.9
General, administrative and other	360.1	311.8	277.8
Total operating expenses	5,270.2	5,063.7	4,585.8
Operating Income	3,221.2	2,921.3	2,515.2
Other Income (Expenses)
Investment and other income, net	235.8	152.2	199.7
Interest expense	(47.4)	(46.9)	(36.7)
Other income, net	188.4	105.3	163.0
Income before taxes	3,409.6	3,026.6	2,678.2
Taxes on income	997.9	855.9	762.7
Net income	2,411.7	2,170.7	1,915.5
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	6.8	16.9	(20.9)
Redeemable noncontrolling interests	20.6	3.6	5.0
Net Income Attributable to Franklin Resources, Inc.	$2,384.3	$2,150.2	$1,931.4

Earnings per Share
Basic	$3.79	$3.37	$2.99
Diluted	3.79	3.37	2.98
Dividends per Share	$0.48	$1.39	$1.03

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Net Income	$2,411.7	$2,170.7	$1,915.5
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	(40.9)	(8.1)	22.2
Currency translation adjustments, net of tax	(80.4)	(49.5)	0.3
Net unrealized gains (losses) on defined benefit plans, net of tax	(2.5)	1.7	(0.9)
Total other comprehensive income (loss)	(123.8)	(55.9)	21.6
Total comprehensive income	2,287.9	2,114.8	1,937.1
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	6.8	16.9	(20.9)
Redeemable noncontrolling interests	20.6	3.6	5.0
Comprehensive Income Attributable to Franklin Resources, Inc.	$2,260.5	$2,094.3	$1,953.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions)
as of September 30,	2014	2013
Assets
Cash and cash equivalents	$7,476.8	$6,186.0
Receivables	950.0	1,038.9
Investments (including $1,845.6 and $1,892.7 at fair value at September 30, 2014 and 2013)	2,516.1	2,439.2
Loans receivable, net	2.5	229.7
Assets of consolidated sponsored investment products
Cash and cash equivalents	44.9	93.1
Investments, at fair value	1,373.7	1,203.2
Assets of consolidated variable interest entities
Cash and cash equivalents	74.3	44.0
Investments, at fair value	788.4	941.1
Deferred taxes, net	98.1	112.4
Property and equipment, net	530.7	564.1
Goodwill and other intangible assets, net	2,325.9	2,359.2
Other	175.7	179.4
Total Assets	$16,357.1	$15,390.3
Liabilities
Compensation and benefits	$465.1	$444.5
Accounts payable and accrued expenses	314.4	273.7
Commissions	440.3	437.7
Deposits	0.4	586.8
Debt	1,198.2	1,197.7
Debt of consolidated sponsored investment products	122.3	108.9
Debt of consolidated variable interest entities, at fair value	828.5	988.5
Deferred taxes	259.3	272.5
Other	281.4	272.7
Total liabilities	3,909.9	4,583.0
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	234.8	121.8
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
[Table continued from previous page]

(in millions, except share and per share data)
as of September 30,	2014	2013
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 622,893,090 and 630,917,532 shares issued and outstanding at September 30, 2014 and 2013	62.3	63.1
Retained earnings	11,625.6	9,991.2
Appropriated retained earnings of consolidated variable interest entities	13.9	12.7
Accumulated other comprehensive income (loss)	(117.7)	6.1
Total Franklin Resources, Inc. stockholders’ equity	11,584.1	10,073.1
Nonredeemable noncontrolling interests	628.3	612.4
Total stockholders’ equity	12,212.4	10,685.5
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,357.1	$15,390.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2014, 2013 and 2012	Shares	Amount
Balance at October 1, 2011	653.1	$65.3	$—	$8,400.0	$19.0	$40.4	$8,524.7	$579.2	$9,103.9
Net income (loss)				1,931.4			1,931.4	(20.9)	1,910.5
Net income reclassified to appropriated retained earnings					20.0		20.0	(20.0)
Other comprehensive income						21.6	21.6		21.6
Cash dividends on common stock				(666.7)			(666.7)		(666.7)
Repurchase of common stock	(22.5)	(2.2)	(172.4)	(622.8)			(797.4)		(797.4)
Issuance of common stock	6.0	0.6	138.6				139.2		139.2
Excess tax benefit from stock-based compensation			22.0				22.0		22.0
Stock-based compensation			11.8				11.8		11.8
Nonredeemable noncontrolling interests
Net subscriptions								138.3	138.3
Net deconsolidation of sponsored investment products								(117.4)	(117.4)
Consolidation of variable interest entity					(5.3)		(5.3)		(5.3)
Balance at September 30, 2012	636.6	$63.7	$—	$9,041.9	$33.7	$62.0	$9,201.3	$559.2	$9,760.5
Net income				2,150.2			2,150.2	16.9	2,167.1
Net loss reclassified to appropriated retained earnings					(20.1)		(20.1)	20.1
Other comprehensive loss						(55.9)	(55.9)		(55.9)
Cash dividends on common stock				(888.7)			(888.7)		(888.7)
Repurchase of common stock	(10.5)	(1.1)	(177.7)	(312.2)			(491.0)		(491.0)
Issuance of common stock	4.8	0.5	147.0				147.5		147.5
Excess tax benefit from stock-based compensation			24.4				24.4		24.4
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2014, 2013 and 2012	Shares	Amount
Stock-based compensation			6.3				6.3		6.3
Nonredeemable noncontrolling interests
Net subscriptions								63.7	63.7
Net consolidation of sponsored investment products								4.1	4.1
Acquisition								5.4	5.4
Deconsolidation of variable interest entity					(0.9)		(0.9)		(0.9)
Reclassification to redeemable noncontrolling interests								(57.0)	(57.0)
Balance at September 30, 2013	630.9	$63.1	$—	$9,991.2	$12.7	$6.1	$10,073.1	$612.4	$10,685.5
Net income				2,384.3			2,384.3	6.8	2,391.1
Net income reclassified to appropriated retained earnings					1.2		1.2	(1.2)
Other comprehensive loss						(123.8)	(123.8)		(123.8)
Cash dividends on common stock				(301.7)			(301.7)		(301.7)
Repurchase of common stock	(11.5)	(1.1)	(172.9)	(448.2)			(622.2)		(622.2)
Issuance of common stock	3.5	0.3	148.9				149.2		149.2
Excess tax benefit from stock-based compensation			13.3				13.3		13.3
Stock-based compensation			10.7				10.7		10.7
Nonredeemable noncontrolling interests
Net subscriptions								10.3	10.3
Balance at September 30, 2014	622.9	$62.3	$—	$11,625.6	$13.9	$(117.7)	$11,584.1	$628.3	$12,212.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Net Income	$2,411.7	$2,170.7	$1,915.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	127.8	138.0	129.9
Depreciation and other amortization	94.6	93.5	82.1
Stock-based compensation	127.7	113.4	101.3
Excess tax benefit from stock-based compensation	(12.2)	(20.3)	(19.7)
Gains on sale of assets	(59.7)	(51.2)	(34.6)
Income from investments in equity method investees	(68.1)	(74.0)	(68.6)
Net (gains) losses on other investments of consolidated sponsored investment products	(16.9)	(29.4)	16.5
Net (gains) losses of consolidated variable interest entities	(6.1)	17.1	(23.9)
Other	6.1	4.1	31.9
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(113.7)	(268.1)	(222.8)
Increase in trading securities, net	(80.2)	(65.6)	(577.8)
Increase in trading securities of consolidated sponsored investment products, net	(482.9)	(145.9)	(203.0)
Originations of loans held for sale	(38.3)	—	—
Proceeds from sale of loans originated for resale	38.4	—	—
Increase (decrease) in accrued compensation and benefits	24.3	45.9	(2.6)
Increase in commissions payable	2.6	53.8	14.4
Increase (decrease) in income taxes payable	15.8	50.1	(74.9)
Increase in other liabilities	167.1	3.6	2.5
Net cash provided by operating activities	2,138.0	2,035.7	1,066.2
Purchase of investments	(303.2)	(315.6)	(247.2)
Liquidation of investments	583.9	588.8	831.9
Purchase of investments by consolidated sponsored investment products	(324.2)	(248.4)	(188.5)
Liquidation of investments by consolidated sponsored investment products	181.0	231.4	55.9
Purchase of investments by consolidated variable interest entities	(259.4)	(685.9)	(417.5)
Liquidation of investments by consolidated variable interest entities	488.9	706.3	520.1
Decrease (increase) in loans receivable, net	38.0	(16.8)	26.0
Decrease in loans transferred to held for sale	8.2	—	—
Proceeds from sale of loans transferred to held for sale	181.3	41.1	141.8
Decrease in loans receivable held by consolidated variable interest entities, net	—	—	59.7
Additions of property and equipment, net	(53.1)	(62.2)	(78.4)
[Table continued on next page]
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Acquisitions of subsidiaries, net of cash acquired	$—	$0.8	$—
Cash and cash equivalents recognized due to consolidation of variable interest entity	—	—	169.6
Decrease in cash and cash equivalents due to net deconsolidation of sponsored investment products	(150.8)	(6.6)	—
Net cash provided by investing activities	390.6	232.9	873.4
Decrease in deposits	(587.5)	(84.9)	(218.5)
Issuance of common stock	32.6	41.3	49.1
Dividends paid on common stock	(290.4)	(882.7)	(663.0)
Repurchase of common stock	(622.2)	(491.0)	(797.4)
Excess tax benefit from stock-based compensation	12.2	20.3	19.7
Decrease in commercial paper, net	—	—	(30.0)
Proceeds from issuance of debt	—	—	592.3
Payments on debt	—	(545.4)	—
Proceeds from issuance of debt by consolidated sponsored investment products	793.6	617.8	122.6
Payments on debt by consolidated sponsored investment products	(779.3)	(620.6)	(144.7)
Payments on debt by consolidated variable interest entities	(194.3)	(195.7)	(227.1)
Payments on contingent consideration liability	(6.3)	(1.1)	—
Noncontrolling interests	446.3	123.9	212.1
Net cash used in financing activities	(1,195.3)	(2,018.1)	(1,084.9)
Effect of exchange rate changes on cash and cash equivalents	(60.4)	21.2	(1.9)
Increase in cash and cash equivalents	1,272.9	271.7	852.8
Cash and cash equivalents, beginning of year	6,323.1	6,051.4	5,198.6
Cash and Cash Equivalents, End of Year	$7,596.0	$6,323.1	$6,051.4

Supplemental Disclosure of Non-Cash Activities
Increase in liabilities, net related to consolidation of variable interest entities	$—	$—	$(174.9)
Contingent consideration liabilities recognized due to acquisitions	—	93.6	—
Decrease in noncontrolling interests due to net deconsolidation of sponsored investment products	—	(11.0)	(188.1)
Increase in noncontrolling interests due to acquisition	—	38.2	—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$979.3	$825.9	$819.8
Cash paid for interest	40.2	47.9	42.8
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	43.6	54.1	50.5
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company provides investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products” or “SIPs”). In addition to investment management, the Company’s services include fund administration, sales, distribution, marketing, shareholder servicing, trustee, custody, and other fiduciary services.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2014 (“fiscal year 2014”).
In July 2013, a three-for-one split of the Company’s common stock was distributed to common stockholders in the form of a stock dividend. The par value of the Company’s common stock was maintained at $0.10 per share. The consolidated financial statements and notes thereto, including share and per share data, have been adjusted retroactively for all prior periods presented to reflect the stock split.
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
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The Company’s VIEs are all investment entities, and its variable interests consist of its equity ownership interest in and/or investment management fees earned from these entities.
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
The Company is presumed to control non-VIE limited partnerships and similar structures for which it is the general partner or managing member unless the limited partners or other investors have the substantive ability to remove the Company as general partner or managing member or otherwise participate in the decision-making of the entity. The Company’s risk of loss in these entities is limited to its investments in the entities as the general partner and managing member entities are structured as limited liability companies.
Earnings per Share. Basic earnings per share is computed by dividing net income available to the Company’s common shareholders, which exclude participating securities, by the weighted-average number of shares of common stock outstanding during the period. The Company’s participating securities consist of its nonvested stock and stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method.
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

Level 3
Unobservable inputs that are supported by little or no market activity. These inputs require significant management judgment and reflect the Company's estimation of assumptions that market participants would use in pricing the asset or liability.

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with the Company’s global valuation and pricing policy which defines valuation and pricing conventions for each security type. When available, fair value is measured based on the reported net asset value (“NAV”) of underlying investments or independent third-party broker or dealer price quotes. These inputs are evaluated for reasonableness through various procedures which include due diligence reviews of the third parties, price comparisons across pricing vendors, stale price reviews and subsequent sales testing. If these inputs are not available, the Company primarily employs a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. The Company reviews and approves the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.
The Company records a substantial amount of its investments at fair value or amounts that approximate fair value on a recurring basis. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
Fair Value Option. The Company elected the fair value option for all assets and liabilities of its consolidated CLOs as this option better matches the changes in fair value of the assets and liabilities. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses on the assets and liabilities of consolidated CLOs include interest income and expense and are recognized in investment and other income, net in the consolidated statements of income.
Cash and Cash Equivalents include cash on hand, deposits with financial institutions, time deposits, securities of U.S. government-sponsored enterprises and the U.S. Treasury, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. The money market funds are non-consolidated SIPs. Cash and cash equivalents are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value and, for disclosure purposes, they are classified as Level 1.

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
The fair value of other equity securities is determined using either independent third-party broker or dealer price quotes, in which case they are classified as Level 2, or quoted market prices, in which case they are classified as Level 1.
Investments in Equity Method Investees consist of equity investments in entities, including SIPs, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when the Company’s ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies for which the Company is not deemed to have control are accounted for using the equity method when the Company’s investment is more than minor or when the Company is the general partner. Under the equity method of accounting, the investments are initially carried at cost and subsequently adjusted by the Company’s proportionate share of the entities’ net income, which is recognized in earnings.
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
Loans Receivable, net as of September 30, 2013 consisted primarily of private banking loans to investment management clients. Interest on the loans was accrued using the effective interest method. The majority of the loans carried variable interest rates, which were adjusted periodically. Loans receivable were carried at cost, net of an allowance for loan losses and were classified as Level 2 for disclosure purposes.
Cash and Cash Equivalents of Consolidated SIPs consist of deposits with financial institutions and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value and, for disclosure purposes, they are classified as Level 1.
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
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. These intangible assets are amortized over their estimated useful lives, which range from six to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.
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
Deferred Sales Commissions consist of up-front commissions paid to financial advisers and broker/dealers on shares sold without a front-end sales charge to investors, and are amortized over the periods in which they are generally recovered from related revenues, which range from one to seven years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Deposits are carried at the aggregate amount of deposits held. Deposits as of September 30, 2013 included interest-bearing and non-interest-bearing demand deposits, savings and time deposits. The fair value of deposits with no stated maturities was considered to approximate their carrying value because they were payable on demand. For disclosure purposes, the fair value of deposits with stated maturities was estimated based on discounted cash flow models using interest rates offered by comparable institutions on deposits with similar remaining maturities. All of the deposits were classified as Level 2.
Contingent Consideration Liabilities primarily consist of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC (“K2”) and are included in other liabilities on the consolidated balance sheet. The liabilities are carried at fair value, determined using an income-based method which considers the net present value of anticipated future cash flows, and are classified as Level 3.

Debt consists of senior notes, which are carried at amortized cost. For disclosure purposes, the fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates. The notes are classified as Level 2.
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
Revenues. Fees from providing investment management and fund administration services (“investment management fees”), distribution fees and shareholder servicing fees are recognized as earned, over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. Sales commissions related to the sale of shares of SIPs are recognized on trade date. Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. Shareholder servicing fees are generally calculated based on the number and type of accounts serviced.
AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate significant unobservable inputs as appropriate for each security type and represent an insignificant percentage of total AUM. Pricing of the securities held by SIPs is governed by the Company’s global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.
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
As a multinational corporation, the Company operates in various locations outside the United States and generates earnings from its non-U.S. subsidiaries. The Company indefinitely reinvests the undistributed earnings of its non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of its Canadian and U.K. subsidiaries.
Foreign Currency Translation and Transactions. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income. Transactions denominated in a foreign currency are revalued at the current exchange rate at the transaction date and any related gains and losses are reflected in investment and other income, net in the consolidated statements of income.
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
Note 2 – New Accounting Guidance
Accounting Guidance Adopted During Fiscal Year 2014
On October 1, 2013, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that requires an entity to report significant reclassifications out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. See Note 19 - Accumulated Other Comprehensive Income for the expanded disclosures.
New Accounting Guidance Not Yet Adopted
In August 2014, the FASB issued new guidance that provides an entity the election to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using the more observable fair value of either the financial assets or financial liabilities. The Company will adopt the new guidance as of October 1, 2014 and elect this measurement alternative for its consolidated CLOs. The adoption will result in a $14.2 million increase in debt of consolidated VIEs, a $13.9 million reduction in appropriated retained earnings of consolidated VIEs and a $0.3 million reduction in retained earnings as of October 1, 2014. The Company’s subsequent earnings from the consolidated CLOs will reflect changes in fair value of its own economic interests in the CLOs, and will no longer include gains or losses on assets and liabilities of the CLOs, which were primarily attributable to noncontrolling interests.
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
The estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Estimated Fair Value
As of November 1, 2012
Cash, including cash invested	$191.6
Investments of consolidated sponsored investment products	31.1
Definite-lived intangible assets	85.0
Goodwill	174.1
Other assets	28.0
Debt	(176.5)
Other liabilities	(21.6)
Noncontrolling interests	(38.2)
Total Identifiable Net Assets	$273.5
The definite-lived intangible assets relate to management contracts that have estimated useful lives that range from six to 15 years. The debt was retired immediately following the acquisition. At acquisition date, K2 had $8.7 billion in AUM.
The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2014	2013	2012
Net Income Attributable to Franklin Resources, Inc.	$2,384.3	$2,150.2	$1,931.4
Less: Allocation of earnings to participating nonvested stock and stock unit awards	14.3	13.9	11.7
Net Income Available to Common Stockholders	$2,370.0	$2,136.3	$1,919.7

Weighted-average shares outstanding – basic	624.8	633.1	641.4
Effect of non-participating nonvested stock unit awards and dilutive common stock options	0.4	1.0	1.9
Weighted-Average Shares Outstanding – Diluted	625.2	634.1	643.3

Earnings per Share
Basic	$3.79	$3.37	$2.99
Diluted	3.79	3.37	2.98
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.1 million for fiscal year 2014, nil for the fiscal year ended September 30, 2013 (“fiscal year 2013”), and 0.4 million for the fiscal year ended September 30, 2012 (“fiscal year 2012”).
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs and consolidated VIEs. See Note 12 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2014	2013
Investment securities, trading	$1,277.5	$1,196.7
Investment securities, available-for-sale
SIPs	517.6	534.6
Securities of U.S. states and political subdivisions	11.3	23.1
Securities of the U.S. Treasury and federal agencies	0.7	2.3
Mortgage-backed securities – agency residential[1]	17.9	110.9
Other equity securities	6.6	11.3
Total investment securities, available-for-sale	554.1	682.2
Investments in equity method investees	594.9	485.4
Other investments	89.6	74.9
Total	$2,516.1	$2,439.2
________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At September 30, 2014 and 2013, investment securities with aggregate carrying amounts of $6.1 million and $7.1 million were pledged as collateral. Additionally, at September 30, 2013, investment securities with aggregate carrying amounts of $82.5 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank and $28.4 million were pledged as collateral for amounts available in secured FHLB short-term borrowing capacity (see Note 11 – Debt).
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of September 30, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$477.0	$43.5	$(2.9)	$517.6
Securities of U.S. states and political subdivisions	11.0	0.3	—	11.3
Securities of the U.S. Treasury and federal agencies	0.7	—	—	0.7
Mortgage-backed securities – agency residential	18.0	—	(0.1)	17.9
Other equity securities	6.3	0.3	—	6.6
Total	$513.0	$44.1	$(3.0)	$554.1

(in millions)		Gross Unrealized
as of September 30, 2013	Cost Basis	Gains	Losses	Fair Value
SIPs	$465.4	$71.7	$(2.5)	$534.6
Securities of U.S. states and political subdivisions	22.3	0.8	—	23.1
Securities of the U.S. Treasury and federal agencies	2.3	—	—	2.3
Mortgage-backed securities – agency residential	108.9	2.0	—	110.9
Other equity securities	10.9	0.4	—	11.3
Total	$609.8	$74.9	$(2.5)	$682.2

The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2014
SIPs	$156.4	$(2.7)	$1.5	$(0.2)	$157.9	$(2.9)
Mortgage-backed securities – agency residential	4.0	—	11.6	(0.1)	15.6	(0.1)
Total	$160.4	$(2.7)	$13.1	$(0.3)	$173.5	$(3.0)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2013
SIPs	$50.3	$(2.4)	$1.4	$(0.1)	$51.7	$(2.5)

The Company recognized other-than-temporary impairment of available-for-sale SIPs in the amounts of $0.4 million, $1.7 million and $10.1 million, and other-than-temporary impairment of other investments in the amounts of $0.2 million, $0.7 million and nil during fiscal years 2014, 2013 and 2012. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal years 2014, 2013 and 2012.

At September 30, 2014, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$4.5	$4.5
Due after one year through five years	7.2	7.5
Total	$11.7	$12.0
Mortgage-backed securities are not included in the table above as their actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated VIEs and consolidated SIPs. See Note 12 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Investment securities, trading	$1,196.1	$81.4	$—	$1,277.5
Investment securities, available-for-sale
SIPs	517.6	—	—	517.6
Securities of U.S. states and political subdivisions	—	11.3	—	11.3
Securities of the U.S. Treasury and federal agencies	—	0.7	—	0.7
Mortgage-backed securities – agency residential	—	17.9	—	17.9
Other equity securities	1.7	4.9	—	6.6
Life settlement contracts	—	—	14.0	14.0
Total Assets Measured at Fair Value	$1,715.4	$116.2	$14.0	$1,845.6
Liabilities
Contingent consideration liabilities	$—	$—	$98.5	$98.5

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Investment securities, trading	$1,121.5	$75.2	$—	$1,196.7
Investment securities, available-for-sale
SIPs	534.6	—	—	534.6
Securities of U.S. states and political subdivisions	—	23.1	—	23.1
Securities of the U.S. Treasury and federal agencies	—	2.3	—	2.3
Mortgage-backed securities – agency residential	—	110.9	—	110.9
Other equity securities	11.3	—	—	11.3
Life settlement contracts	—	—	13.8	13.8
Total Assets Measured at Fair Value	$1,667.4	$211.5	$13.8	$1,892.7
Liabilities
Contingent consideration liabilities	$—	$—	$97.7	$97.7
There were no transfers between Level 1 and Level 2, or transfers into Level 3, during fiscal years 2014 and 2013.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2014		2013
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the fiscal years ended September 30,
Balance at beginning of year	$13.8	$(97.7)	$14.8	$—
Acquisitions	—	—	—	(93.6)
Total realized and unrealized gains (losses)
Included in investment and other income, net	2.9	—	2.0	—
Included in general, administrative and other expense	—	(6.7)	—	(7.7)
Other	—	(0.4)	—	(0.5)
Purchases	0.1	—	1.2	—
Sales	(0.7)	—	(1.6)	—
Settlements	(2.1)	6.3	(2.4)	4.1
Transfers out of Level 3	—	—	(0.2)	—
Balance at End of Year	$14.0	$(98.5)	$13.8	$(97.7)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of year	$1.2	$(7.1)	$1.3	$(8.2)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$14.0	Discounted cash flow	Life expectancy	23–150 months (71)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	98.5	Discounted cash flow	AUM growth rate	3.4%–20.2% (12.8%)
			EBITDA margin	21.9% - 30.4% (28.2%)
			Discount rate	14.0%

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$13.8	Discounted cash flow	Life expectancy	25–160 months (76)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	97.7	Discounted cash flow	AUM growth rate	6.0%–25.0% (14.6%)
			EBITDA margin	26.4% - 38.9% (34.4%)
			Discount rate	14.0%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		2014		2013
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$7,476.8	$7,476.8	$6,186.0	$6,186.0
Other investments[1]	2 or 3	75.6	87.8	61.1	69.2
Loans receivable, net	2	2.5	2.7	229.7	230.1
Financial Liabilities
Deposits	2	$0.4	$0.4	$586.8	$587.2
Debt	2	1,198.2	1,235.8	1,197.7	1,221.5
_________________
1     Primarily consist of Level 3 assets.

Note 7 – Loans and Allowance for Loan Losses
Loans receivable by major category consisted of the following:

(in millions)
as of September 30,	2014	2013
Commercial loans	$—	$77.0
Real estate mortgage loans	2.4	2.6
Installment loans	0.3	143.3
Other	—	7.0
Total loans receivable	2.7	229.9
Less: allowance for loan losses	(0.2)	(0.2)
Loans Receivable, Net	$2.5	$229.7
Substantially all loans receivable were sold during fiscal year 2014 as the Company terminated its private banking business.
Interest income on loans receivable totaled $2.6 million, $7.1 million and $16.9 million, with average rates of 2.45%, 2.96% and 4.59%, for fiscal years 2014, 2013 and 2012.
Note 8 – Property and Equipment
Property and equipment consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2014	2013
Furniture, software and equipment	$693.5	$710.1	3 – 10
Premises and leasehold improvements	562.3	565.7	5 – 35
Land	74.3	74.4	N/A
Total cost	1,330.1	1,350.2
Less: accumulated depreciation and amortization	(799.4)	(786.1)
Property and Equipment, Net	$530.7	$564.1
Depreciation and amortization expense related to property and equipment was $82.6 million, $76.9 million and $67.9 million in fiscal years 2014, 2013 and 2012. No impairment loss in the value of property and equipment was recognized during these periods.
Note 9 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2014	2013
Goodwill	$1,691.0	$1,701.5
Indefinite-lived intangible assets	547.4	548.6
Definite-lived intangible assets, net	87.5	109.1
Total	$2,325.9	$2,359.2

Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013
Balance at beginning of year	$1,701.5	$1,540.8
Acquisitions	—	181.6
Foreign exchange	(10.5)	(20.9)
Balance at End of Year	$1,691.0	$1,701.5
Definite-lived intangible assets were as follows:

	2014			2013
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Customer base	$165.6	$(152.7)	$12.9	$166.2	$(144.5)	$21.7
Management contracts and other	133.2	(58.6)	74.6	134.2	(46.8)	87.4
Total	$298.8	$(211.3)	$87.5	$300.4	$(191.3)	$109.1
Indefinite-lived intangible assets consist of management contracts. Amortization expense related to definite-lived intangible assets was $20.8 million, $20.0 million and $10.6 million for fiscal years 2014, 2013 and 2012. No impairment loss in the value of goodwill and other intangible assets was recognized during these periods.
Definite-lived intangible assets had a weighted-average remaining useful life of 7.4 years at September 30, 2014, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2015	$20.5
2016	16.0
2017	11.8
2018	11.8
2019	4.6
Thereafter	22.8
Total	$87.5
Note 10 – Deposits
Deposits, all of which are held in the Company’s U.S. offices, were as follows:

(in millions)
as of September 30,	2014	2013
Non-interest-bearing demand deposits	$0.4	$108.3
Interest-bearing deposits
Demand deposits	—	11.3
Savings deposits	—	447.6
Time deposits	—	19.6
Total interest-bearing deposits	—	478.5
Total	$0.4	$586.8

All outstanding client deposit accounts were closed during fiscal year 2014 as the Company terminated its private banking business.
Note 11 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated VIEs and consolidated SIPs. See Note 12 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2014	2013	Effective Interest Rate
as of September 30,
$250 million 3.125% notes due May 2015	$250.0	$249.9	3.32%
$300 million 1.375% notes due September 2017	299.0	298.7	1.66%
$350 million 4.625% notes due May 2020	349.8	349.7	4.74%
$300 million 2.800% notes due September 2022	299.4	299.4	2.93%
Total	$1,198.2	$1,197.7
At September 30, 2014, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At September 30, 2014, the Company was in compliance with the covenants of the notes.
At September 30, 2014, maturities for debt were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2015	$250.0
2016	—
2017	299.0
2018	—
2019	—
Thereafter	649.2
Total	$1,198.2
At September 30, 2014, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012. In July 2014, the Company closed its account at the Federal Reserve Bank of New York resulting in the termination of its bank lines of credit under the Federal Reserve System and its ability to borrow through the secured Federal Reserve Bank short-term discount window.

Note 12 – Variable Interest Entities and Consolidated Sponsored Investment Products
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
The balances of consolidated SIPs and consolidated VIEs included in the Company’s consolidated balance sheets were as follows:

	2014			2013
(in millions)	Consolidated			Consolidated
as of September 30,	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$44.9	$74.3	$119.2	$93.1	$44.0	$137.1
Receivables	16.2	23.0	39.2	19.1	37.7	56.8
Investments, at fair value	1,373.7	788.4	2,162.1	1,203.2	941.1	2,144.3
Other assets	0.7	—	0.7	0.7	—	0.7
Total Assets	$1,435.5	$885.7	$2,321.2	$1,316.1	$1,022.8	$2,338.9
Liabilities
Accounts payable and accrued expenses	$18.5	$35.3	$53.8	$25.2	$10.9	$36.1
Debt, at fair value	—	828.5	828.5	—	988.5	988.5
Debt	122.3	—	122.3	108.9	—	108.9
Other liabilities	12.4	—	12.4	8.5	—	8.5
Total liabilities	153.2	863.8	1,017.0	142.6	999.4	1,142.0
Redeemable Noncontrolling Interests	234.8	—	234.8	121.8	—	121.8
Stockholders’ Equity
Franklin Resources Inc.’s interests	436.5	21.9	458.4	454.8	23.4	478.2
Nonredeemable noncontrolling interests	611.0	—	611.0	596.9	—	596.9
Total stockholders’ equity	1,047.5	21.9	1,069.4	1,051.7	23.4	1,075.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,435.5	$885.7	$2,321.2	$1,316.1	$1,022.8	$2,338.9
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company in fiscal years 2014, 2013 and 2012.
Consolidated VIEs
Consolidated VIEs consist of sponsored CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities. The Company generally earns senior and subordinated management fees from the CLOs based on the par value of outstanding investments and, in certain instances, may also receive performance-based fees. In addition, the Company holds a residual interest in one of these entities. The debt holders of the CLOs have recourse only to the corresponding collateralized assets, which cannot be used by the Company for any other purpose. Scheduled debt payments are based on the performance of the CLOs collateral pool and may be prepaid prior to the contractual maturity dates. The Company is the primary beneficiary of the CLOs as it has the power to direct the activities that most significantly impact the CLOs’ economic performance in its role as collateral manager and has the right to receive benefits that could potentially be significant to the CLOs.
The assets and liabilities of the CLOs are carried at fair value. Changes in the fair values were as follows:

(in millions)	2014	2013
for the fiscal years ended September 30,
Net gains from changes in fair value of assets	$39.5	$64.8
Net losses from changes in fair value of liabilities	(32.4)	(80.8)
Total Net Gains (Losses)	$7.1	$(16.0)
The following tables present information on the investments and debt of the CLOs:

(in millions)	Total Investments	Debt
as of September 30, 2014
Unpaid principal balance	$787.1	$861.9
Difference between unpaid principal balance and fair value	1.3	(33.4)
Fair Value	$788.4	$828.5
There were no investments 90 days or more past due at September 30, 2014.

(in millions)	Total Investments	Investments 90 Days or More Past Due	Debt
as of September 30, 2013
Unpaid principal balance	$943.6	$7.9	$1,017.8
Difference between unpaid principal balance and fair value	(2.5)	(7.7)	(29.3)
Fair Value	$941.1	$0.2	$988.5
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 30 SIPs as of September 30, 2014, and 36 SIPs as of September 30, 2013. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	2014			2013
(in millions)	Consolidated			Consolidated
as of September 30,	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$249.6	$—	$249.6	$244.1	$—	$244.1
Other debt securities	205.6	788.4	994.0	272.3	941.1	1,213.4
Other equity securities	918.5	—	918.5	686.8	—	686.8
Total Investments	$1,373.7	$788.4	$2,162.1	$1,203.2	$941.1	$2,144.3

Investment securities, trading held by consolidated SIPs consist of debt and equity securities that are traded in active markets. Other debt and equity securities held by consolidated SIPs primarily consist of direct investments in secured and unsecured debt securities and equity securities of entities in emerging markets, which are generally not traded in active markets. Other equity securities also include investments in funds that are not traded in active markets. Investments of consolidated VIEs consist of corporate debt securities.
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	2014		2013
(in millions)		Effective Interest Rate		Effective Interest Rate
as of September 30,	Amount		Amount
Debt of consolidated VIEs, at fair value, due fiscal years 2018-2024	$828.5	1.43%	$988.5	1.32%
Debt of consolidated SIPs due fiscal years 2015-2019	122.3	3.87%	108.9	4.08%
Total Debt	$950.8		$1,097.4
The debt of consolidated VIEs had floating interest rates ranging from 0.46% to 9.73% at September 30, 2014, and from 0.50% to 9.77% at September 30, 2013.
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.19% to 5.89% at September 30, 2014, and from 2.45% to 5.83% at September 30, 2013. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
At September 30, 2014, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2015	$50.0
2016	—
2017	28.4
2018	253.9
2019	329.2
Thereafter	289.3
Total	$950.8

Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$74.3	$—	$—	$74.3
Receivables of consolidated VIEs	—	23.0	—	23.0
Investments of consolidated VIEs	—	787.9	0.5	788.4
Investments of consolidated SIPs
Equity securities	149.9	304.0	614.3	1,068.2
Debt securities	2.4	96.8	206.3	305.5
Total Assets Measured at Fair Value	$226.6	$1,211.7	$821.1	$2,259.4
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$35.3	$—	$35.3
Debt of consolidated VIEs	—	781.3	47.2	828.5
Other liabilities of consolidated SIPs	4.0	0.6	—	4.6
Total Liabilities Measured at Fair Value	$4.0	$817.2	$47.2	$868.4

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2013
Assets
Cash and cash equivalents of consolidated VIEs	$44.0	$—	$—	$44.0
Receivables of consolidated VIEs	—	37.7	—	37.7
Investments of consolidated VIEs	—	940.6	0.5	941.1
Investments of consolidated SIPs
Equity securities	158.1	213.6	470.9	842.6
Debt securities	4.5	83.8	272.3	360.6
Total Assets Measured at Fair Value	$206.6	$1,275.7	$743.7	$2,226.0
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$10.9	$—	$10.9
Debt of consolidated VIEs	—	928.8	59.7	988.5
Total Liabilities Measured at Fair Value	$—	$939.7	$59.7	$999.4
Receivables and accounts payable and accrued expenses of consolidated VIEs consist primarily of investment trades pending settlement. The fair values of these assets and liabilities are obtained from independent third-party broker or dealer quotes.
Other liabilities of consolidated SIPs consist of short positions in debt and equity securities. The fair value of the liabilities is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices securities are not available.

The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)		Fair Value Level
as of September 30,	Redemption Frequency		2014	2013
Global fixed-income fund	Monthly	2	$275.1	$191.8
Hedge funds	Monthly or quarterly	2	27.2	6.6
Real estate and private equity funds	Nonredeemable	3	392.3	242.1
Hedge funds	Annually or triennially	3	1.2	1.5
Total			$695.8	$442.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.9 years and 4.7 years at September 30, 2014 and 2013. The consolidated SIPs’ unfunded commitments to these funds totaled $139.2 million and $135.5 million at September 30, 2014 and 2013, of which the Company was contractually obligated to fund $3.1 million and $2.8 million based on its ownership percentage in the SIPs.
Transfers into Level 2 from Level 1 were $0.1 million and $47.4 million, and transfers into Level 1 from Level 2 were $0.2 million and $53.9 million during fiscal years 2014 and 2013. The transfers into Level 2 from Level 1 during fiscal year 2013 included $47.0 million of securities for which the quoted market prices were adjusted as of December 31, 2012 due to significant price changes in U.S.-traded market proxies resulting from the resolution of U.S. fiscal cliff negotiations. The impacted securities trade in 16 different countries in Europe, Asia and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. All transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2014	Equity	Debt
Balance at October 1, 2013	$470.9	$272.3	$0.5	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	44.5	(35.7)	—	8.8	12.5
Purchases	195.0	60.0	—	255.0	—
Sales	(91.6)	(84.8)	—	(176.4)	—
Transfers into Level 3	—	0.6	—	0.6	—
Transfers out of Level 3	(1.3)	—	—	(1.3)	—
Effect of exchange rate changes	(3.2)	(6.1)	—	(9.3)	—
Balance at September 30, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2014	$(24.9)	$(36.8)	$—	$(61.7)	$12.5

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2013	Equity	Debt
Balance at October 1, 2012	$527.0	$317.5	$—	$844.5	$(67.9)
Realized and unrealized gains included in investment and other income, net	43.2	4.5	—	47.7	5.5
Purchases	156.2	73.3	—	229.5	—
Sales	(53.4)	(130.9)	—	(184.3)	—
Settlements	—	—	—	—	2.7
Acquisition	0.8	—	—	0.8	—
Reclassification to Level 2	(205.4)	—	—	(205.4)	—
Transfers into Level 3	—	—	0.5	0.5	—
Effect of exchange rate changes	2.5	7.9	—	10.4	—
Balance at September 30, 2013	$470.9	$272.3	$0.5	$743.7	$(59.7)
Change in unrealized gains included in net income relating to assets and liabilities held at September 30, 2013	$4.7	$0.1	$—	$4.8	$7.3
There were no transfers out of Level 3 during fiscal year 2013. The reclassification out of Level 3 to Level 2 during fiscal year 2013 relates to an investment in a global fixed-income fund which is redeemable on a monthly basis without restriction and was originally misclassified as Level 3.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$206.3	Discounted cash flow	Discount rate	3.6%–18.0% (11.9%)
			Risk premium	0.0%–8.0% (1.9%)

Equity securities	152.9	Market comparable companies	EBITDA multiple	3.1–11.0 (8.0)
			Discount for lack of marketability	25.0%–50.0% (33.2%)
	38.1	Discounted cash flow	Discount rate	6.0%–20.0% (16.9%)
	29.8	Market pricing	Price to book value ratio	1.8–2.8 (2.1)

(in millions)
as of September 30, 2013	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$272.3	Discounted cash flow	Discount rate	5.7%–25.6% (8.3%)
			Risk premium	0.0%–19.3% (2.2%)

Equity securities	137.4	Market comparable companies	EBITDA multiple	5.0–10.2 (8.0)
			Discount for lack of marketability	20.0%–30.0% (23.7%)
	70.8	Discounted cash flow	Discount rate	12.0%–18.0% (16.2%)
			Discount for lack of marketability	0.0%–50.0% (20.6%)
	19.1	Market pricing	Price to book value ratio	1.7

Level 3 debt securities held by consolidated SIPs consisted of corporate loans and notes, mezzanine loans and convertible debentures, and equity securities consisted primarily of common and preferred shares at September 30, 2014 and 2013.
The fair values of Level 3 assets and liabilities that were determined based on third-party pricing information or NAV are excluded from the above two tables. At September 30, 2014 and 2013, the exclusions consisted of $47.2 million and $59.7 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes and $393.5 million and $243.6 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)		September 30, 2014		September 30, 2013
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$44.9	$44.9	$93.1	$93.1
Financial Liabilities
Debt of consolidated SIPs	3	122.3	122.0	108.9	110.4
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Balance at beginning of year	$121.8	$26.7	$18.6
Net income	20.6	3.6	5.0
Net subscriptions	436.0	60.2	73.8
Net deconsolidations	(343.6)	(58.5)	(70.7)
Acquisition	—	32.8	—
Reclassification from nonredeemable noncontrolling interests	—	57.0	—
Balance at End of Year	$234.8	$121.8	$26.7
The reclassification from nonredeemable noncontrolling interests during fiscal year 2013 relates to an investment in a global fixed-income fund which is redeemable on a monthly basis without restriction.

Non-consolidated VIEs
VIEs for which the Company is not the primary beneficiary consist of sponsored and other investment products from which the Company earns investment management fees and/or in which it has an equity ownership interest.
The carrying values of the investment management fees receivable from and the equity ownership interests in these VIEs included in the Company’s consolidated balance sheets are set forth below. These amounts represent the Company’s maximum exposure to loss from these investment products.

(in millions)
as of September 30,	2014	2013
Receivables	$49.8	$46.3
Investments	202.0	198.5
Total	$251.8	$244.8
The Company’s total AUM of non-consolidated VIEs was $42.4 billion at September 30, 2014 and $37.3 billion at September 30, 2013.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal years 2014 and 2013.
Note 13 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Current expense
Federal	$803.6	$699.6	$602.9
State	82.4	76.8	56.1
Non-U.S.	114.1	85.7	83.2
Deferred (benefit) expense	(2.2)	(6.2)	20.5
Total	$997.9	$855.9	$762.7
The provision for U.S. income taxes in fiscal years 2014, 2013 and 2012 included benefits of $1.0 million, $1.4 million and $0.5 million related to the utilization of net operating loss carry-forwards. In fiscal years 2014, 2013 and 2012, the Company’s income taxes payable for federal, state and non-U.S. purposes have been reduced by tax benefits of $13.3 million, $24.4 million and $22.0 million associated with its stock-based compensation plans. The benefits were recorded as increases in capital in excess of par value.
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
U.S.	$2,160.8	$1,904.1	$1,711.9
Non-U.S.	1,248.8	1,122.5	966.3
Total	$3,409.6	$3,026.6	$2,678.2
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings. The impact of the reduced rates on income tax expense was $100.6 million or $0.16 per diluted share for fiscal year 2014, $80.1 million or $0.12 per diluted share for fiscal year 2013, and $80.0 million or $0.12 per diluted share for fiscal year 2012. One of the rulings expired on September 30, 2014 and was replaced by a new ruling at a higher tax rate on October 1, 2014 that expires in fiscal year 2019. The other tax rulings will expire in fiscal years 2019 and 2022.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2014	2013
Deferred Tax Assets
Deferred compensation and employee benefits	$65.5	$73.9
Stock-based compensation	35.9	32.0
Net operating loss carry-forwards	34.0	32.0
Tax benefit for uncertain tax positions	32.5	31.5
Other	12.6	15.2
Total deferred tax assets	180.5	184.6
Valuation allowance for net operating loss carry-forwards	(26.3)	(18.7)
Deferred tax assets, net of valuation allowance	154.2	165.9
Deferred Tax Liabilities
Goodwill and other purchased intangibles	231.4	229.8
Deferred commissions	28.1	28.0
Depreciation on fixed assets	18.2	24.0
Unrealized gains on investments	17.9	25.2
Other	19.8	19.0
Total deferred tax liabilities	315.4	326.0
Net Deferred Tax Liability	$161.2	$160.1
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2014	2013
Deferred tax assets, net	$98.1	$112.4
Deferred tax liabilities	259.3	272.5
Net Deferred Tax Liability	$161.2	$160.1

At September 30, 2014, there were $120.5 million of non-U.S. net operating loss carry-forwards, $71.7 million of which expire between 2015 and 2024 with the remaining carry-forwards having an indefinite life. In addition, there were $135.8 million in state net operating loss carry-forwards that expire between 2020 and 2034. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased $7.6 million in fiscal year 2014 and $1.3 million in the prior year.
The Company has made no provision for U.S. income taxes on $7.3 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2014. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(in millions)
for the fiscal years ended September 30,	2014		2013		2012
Federal taxes at statutory rate	$1,193.4	35.0%	$1,059.3	35.0%	$937.4	35.0%
State taxes, net of federal tax effect	52.4	1.5%	47.3	1.6%	34.4	1.3%
Effect of non-U.S. operations	(246.3)	(7.2)%	(248.0)	(8.2)%	(218.8)	(8.2)%
Effect of net loss (income) attributable to noncontrolling interests	(9.6)	(0.3)%	(7.1)	(0.2)%	4.7	0.2%
Other	8.0	0.3%	4.4	0.1%	5.0	0.2%
Tax Provision	$997.9	29.3%	$855.9	28.3%	$762.7	28.5%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Balance at beginning of year	$109.5	$101.3	$99.7
Additions for tax positions of prior years	3.0	16.5	16.4
Reductions for tax positions of prior years	(2.4)	(17.1)	(6.3)
Additions for tax positions related to the current year	14.1	13.4	10.0
Settlements with taxing authorities	(0.3)	—	(13.7)
Expirations of statute of limitations	(5.7)	(4.6)	(4.8)
Balance at End of Year	$118.2	$109.5	$101.3
If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2014 and 2013 was $18.0 million and $15.6 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $2.4 million, $1.0 million and $(0.3) million was recognized in the consolidated statements of income during fiscal years 2014, 2013 and 2012. Accrued penalties at September 30, 2014 and 2013 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1998 to 2014; Canada 2007 to 2014; Singapore 2009 to 2014; Hong Kong 2008 to 2014; Luxembourg 2012 to 2014; the U.K. 2012 to 2014; U.S. federal 2006 to 2008 and 2011 to 2014; the State of California 2007 to 2014; New York City 2010 to 2014; Minnesota 2009 to 2014; the States of Florida, New York and Massachusetts 2011 to 2014.
The Company has on-going examinations in various stages of completion in New York City, the States of California, Minnesota and New York, Canada, Hong Kong and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2014 could decrease by an estimated $39.5 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities. The unrecognized tax benefits described above are contractual obligations; however, at this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are insignificant.
Note 14 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2014 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2029. Lease expense was $58.2 million, $57.4 million and $58.7 million in fiscal years 2014, 2013 and 2012. Sublease income totaled $1.7 million for fiscal year 2014 and $2.0 million for fiscal years 2013 and 2012.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2014:

(in millions)
for the fiscal years ending September 30,	Amount
2015	$47.2
2016	39.8
2017	22.7
2018	20.3
2019	15.3
Thereafter	42.1
Total Minimum Lease Payments	$187.4
Future minimum rentals to be received under non-cancelable subleases totaled $5.0 million at September 30, 2014.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. At September 30, 2014, the Company had $35.7 million of committed capital contributions which relate to discretionary commitments to invest in SIPs and other investment products. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
In conjunction with an insurance recovery for prior years’ losses, the Company agreed to indemnify its insurance provider and hold it harmless against future payments that it may be required to make to any insured who does not release his, her or its rights under the relevant policy or relating to claims under that policy up to available policy limits. The Company also agreed to indemnify those insured funds that agreed to release any rights under the relevant policy or relating to claims under that policy, to the same extent of the released rights. While management believes that the chance of the Company having to make any payments as a result of these indemnities is remote, policy limits for certain insureds could be up to $88.0 million in the aggregate.
Note 15 – Stock-Based Compensation
The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP, of which 29.6 million shares were available for grant at September 30, 2014. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.
Total stock-based compensation costs of $127.7 million, $113.4 million and $101.3 million were recognized in the consolidated statements of income during fiscal years 2014, 2013 and 2012.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2014
Nonvested balance at September 30, 2013	3,732	$40.61
Granted	2,650	53.89
Vested	(2,715)	43.00
Forfeited/canceled	(194)	46.40
Nonvested Balance at September 30, 2014	3,473	$48.55
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $129.3 million at September 30, 2014. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2014, 2013 and 2012 were $53.89, $44.01 and $35.59 per share. The total fair value of stock and stock unit awards vested during the same periods was $153.0 million, $126.3 million and $91.7 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Stock Options
Stock option activity was as follows:

(shares in thousands)	Shares	Weighted-Average Exercise Price
for the fiscal year ended September 30, 2014
Outstanding at September 30, 2013	463	$15.16
Exercised	(463)	15.16
Outstanding at September 30, 2014	—	$—
The total intrinsic values of stock options exercised during fiscal years 2014, 2013 and 2012 were $17.9 million, $43.3 million and $61.2 million. Cash received from stock option exercises during the same periods was $7.2 million, $18.1 million and $27.7 million, and income tax benefits from the exercises were $5.9 million, $19.3 million and $16.7 million.

Employee Stock Investment Plan
The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 0.6 million shares were issued under the ESIP during fiscal year 2014, and 5.8 million shares were reserved for future issuance at September 30, 2014.
Note 16 – Employee Benefit Plans
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

Financial information for the plans was as follows:

(in millions)	Pension Plan		Healthcare Plan
as of and for the fiscal years ended September 30,	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$41.4	$52.7	$5.5	$6.8
Interest cost	1.9	2.3	0.2	0.2
Plan settlements	—	(18.4)	—	—
Benefits paid	(5.3)	(2.4)	(0.8)	(0.6)
Actuarial (gains) losses	1.8	7.6	0.5	(0.9)
Foreign currency movements	0.1	(0.4)	—	—
Benefit Obligation at End of Year	$39.9	$41.4	$5.4	$5.5
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$41.1	$52.8	$—	$—
Actual return on assets	3.8	9.4	—	—
Employer contributions	1.1	—	0.8	0.6
Plan settlements	—	(18.4)	—	—
Benefits paid	(5.3)	(2.4)	(0.8)	(0.6)
Foreign currency movements	0.1	(0.3)	—	—
Fair Value of Plan Assets at End of Year	$40.8	$41.1	$—	$—
Funded Status	$0.9	$(0.3)	$(5.4)	$(5.5)

(in millions)	Pension Plan		Healthcare Plan
as of and for the fiscal years ended September 30,	2014	2013	2014	2013
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$0.9	$—	$—	$—
Compensation and benefits	—	—	(0.4)	(0.4)
Other liabilities	—	(0.3)	(5.0)	(5.1)
Net Asset (Liability)	$0.9	$(0.3)	$(5.4)	$(5.5)
Weighted-Average Assumptions
Discount rate	4.10%	4.50%	4.05%	4.55%
Expected long-term rate of return on plan assets[1]	6.41%	6.41%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.50%	2.50%
________________

[1]	The expected long-term rate of return on plan assets is based on the weighted-average historic performance of each asset class and current market conditions.

The components of net periodic benefit cost (gain) for the plans were as follows:

(in millions)	Pension Plan			Healthcare Plan
for the fiscal years ended September 30,	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$3.6	$—	$—	$—
Interest cost	1.9	2.3	2.2	0.2	0.2	0.3
Plan curtailments	—	—	0.5	—	—	—
Plan settlements	—	1.6	—	—	—	—
Expected return on plan assets	(2.6)	(3.2)	(3.1)	—	—	—
Amortization of net actuarial losses	—	—	—	—	0.3	—
Net Periodic Benefit Cost (Gain)	$(0.7)	$0.7	$3.2	$0.2	$0.5	$0.3
As of September 30, 2014 and 2013, the Pension Plan assets were invested in investment funds with holdings of $34.6 million and $35.8 million in equity securities, $3.3 million and $3.2 million in debt securities, and $2.9 million and $2.1 million in cash and cash equivalents. The fair value of the investment funds, which are classified as Level 1, is determined based on the published NAV of the funds. There were no Pension Plan assets classified as Level 2 or 3 during fiscal years 2014 or 2013.
The Company has no target allocation set for the Pension Plan as the plan members control all investment decisions. The Healthcare Plan is an unfunded benefit plan. The Company expects to contribute $1.1 million to the Pension Plan and $0.4 million to the Healthcare Plan in fiscal year 2015.
The plan benefits expected to be paid over the next ten years were as follows:

(in millions)	Pension Plan	Healthcare Plan
for the fiscal years ending September 30,
2015	$1.4	$0.5
2016	0.1	0.5
2017	0.4	0.5
2018	0.3	0.4
2019	0.4	0.4
Thereafter in the succeeding five years	13.0	2.1
Defined Contribution Plans
The Company sponsors a 401(k) plan that covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant’s year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company’s non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for its employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans in the consolidated statements of income were $47.0 million, $44.0 million and $36.8 million for fiscal years 2014, 2013 and 2012.

Note 17 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Operating Revenues
United States	$5,014.4	$5,389.5	$4,791.9
Luxembourg	2,034.0	363.4	311.8
The Bahamas	492.7	1,049.7	904.2
Asia-Pacific	420.2	661.0	627.7
Canada	357.6	323.3	309.0
Europe, the Middle East and Africa, excluding Luxembourg	159.8	184.4	146.8
Latin America	12.7	13.7	9.6
Total	$8,491.4	$7,985.0	$7,101.0

(in millions)
as of September 30,	2014	2013	2012
Property and Equipment, Net
United States	$417.0	$443.4	$447.9
Asia-Pacific	78.0	81.0	94.3
The Bahamas	15.1	15.7	16.5
Europe, the Middle East and Africa	13.8	15.3	13.0
Canada	5.9	8.1	10.4
Latin America	0.9	0.6	0.6
Total	$530.7	$564.1	$582.7
Operating revenues are generally allocated to geographic areas based on the location of the office providing services. During fiscal year 2014, one of the Company’s Luxembourg subsidiaries became the management company responsible for providing investment management, distribution and shareholder servicing services to the Company’s cross-border SIPs. These services were previously the responsibility of subsidiaries in the Bahamas, Asia-Pacific and the United States.

Note 18 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2014	2013	2012
Investment and Other Income, Net
Dividend income	$10.1	$10.8	$22.5
Interest income	9.1	7.5	12.5
Gains on trading investment securities, net	10.4	8.7	34.7
Realized gains on sale of investment securities, available-for-sale	57.8	50.9	41.0
Realized losses on sale of investment securities, available-for-sale	(1.0)	(0.9)	(2.2)
Income from investments in equity method investees	68.1	74.0	68.6
Other-than-temporary impairment of investments	(0.6)	(2.4)	(10.1)
Gains (losses) on investments of consolidated SIPs, net	33.9	42.4	(15.9)
Gains (losses) on assets and liabilities of consolidated VIEs, net	7.1	(16.0)	25.6
Foreign currency exchange gains (losses), net	32.1	(30.9)	7.1
Other, net	8.8	8.1	15.9
Total	235.8	152.2	199.7
Interest Expense	(47.4)	(46.9)	(36.7)
Other Income (Expenses), Net	$188.4	$105.3	$163.0
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its non-consolidated SIPs. Interest income was primarily generated by cash equivalents and investments in trading securities and debt securities of U.S. states and political subdivisions. Proceeds from the sale of available-for-sale securities were $380.4 million, $367.1 million and $578.1 million for fiscal years 2014, 2013 and 2012. The realized gains and losses on sale of available-for-sale securities and the amounts of other-than-temporary impairment of investments related to available-for-sale securities were reclassified into investment and other income, net from accumulated other comprehensive income.
Net gains recognized on the Company’s trading investment securities that were held at September 30, 2014, 2013 and 2012 were $5.2 million, $0.6 million and $24.0 million. Net gains recognized on trading investment securities of consolidated SIPs that were held at September 30, 2014, 2013 and 2012 were $3.7 million, $12.2 million and $22.9 million.
Note 19 – Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2014
Balance at October 1, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	5.9	(80.4)	(2.5)	(77.0)
Reclassifications to net investment and other income, net of tax	(46.8)	—	—	(46.8)
Total other comprehensive loss	(40.9)	(80.4)	(2.5)	(123.8)
Balance at September 30, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No.1 Election of Directors–Nominees,” “Information about the Board and its Committees–The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2015 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2014.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Director Fees” and “Executive Compensation” of the Company’s 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of the Company’s 2015 Proxy Statement.
 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2014 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	1,686,617	[2]	N/A	[3]	35,378,800	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	1,686,617		N/A		35,378,800
________________

[1]
Consists of the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”) and the amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”). Equity securities granted under the USIP may include awards in connection with the Amended and Restated Annual Incentive Compensation Plan and the 2014 Key Executive Incentive Compensation Plan.

[2]
Represents restricted stock unit awards under the USIP that may be settled in shares of the Company’s common stock. Excludes options to purchase shares of the Company’s common stock accruing under the Company’s ESIP. Under the ESIP, each eligible employee is granted a separate option to purchase up to 6,000 shares of common stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 85% of the fair market value of the common stock on the enrollment date or the exercise date, whichever is lower.

[3]	Does not take into account restricted stock unit awards under the USIP.

[4]
As of September 30, 2014, 5.8 million shares of common stock were available for future issuance under the ESIP and 29.6 million shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions” of the Company’s 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2015 Proxy Statement.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 11, 2013 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant (filed herewith)*

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant (filed herewith)*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

Exhibit No.	Description
10.5
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-09318)*

10.7	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 20, 2014) (filed herewith)*
10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9
Non-Employee Director Compensation as of March 31, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-09318)*

10.10
Named Executive Officer Compensation as of March 31, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-09318)*

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

___________
*         Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 12, 2014	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:		By:
Samuel H. Armacost, Director

Date:	November 12, 2014	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 12, 2014	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 12, 2014	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2014	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 12, 2014	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date:	November 12, 2014	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 12, 2014	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 12, 2014	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 12, 2014	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

Date:	November 12, 2014	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director

EXHIBIT INDEX

Exhibit No.	Description
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
Registrant’s Amended and Restated Bylaws (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 11, 2013 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant (filed herewith)*

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant (filed herewith)*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-09318)*

10.7	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 20, 2014) (filed herewith)*
10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

Exhibit No.	Description
10.9
Non-Employee Director Compensation as of March 31, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-09318)*

10.10
Named Executive Officer Compensation as of March 31, 2014, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-09318)*

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

__________
*        Management Contract or Compensatory Plan or Arrangement