Form 10-Q
period 2014-12-31
FRANKLIN RESOURCES INC
filed 2015-01-30
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Outstanding: 621,826,792 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 23, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2014	2013
Operating Revenues
Investment management fees	$1,382.4	$1,373.8
Sales and distribution fees	595.0	636.7
Shareholder servicing fees	65.8	76.1
Other	21.1	22.9
Total operating revenues	2,064.3	2,109.5
Operating Expenses
Sales, distribution and marketing	731.5	776.7
Compensation and benefits	375.5	349.0
Information systems and technology	51.2	50.2
Occupancy	34.3	33.1
General, administrative and other	89.8	87.4
Total operating expenses	1,282.3	1,296.4
Operating Income	782.0	813.1
Other Income (Expenses)
Investment and other income, net	51.7	48.2
Interest expense	(11.3)	(12.6)
Other income, net	40.4	35.6
Income before taxes	822.4	848.7
Taxes on income	256.1	252.7
Net income	566.3	596.0
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	6.7	(17.2)
Redeemable noncontrolling interests	(6.8)	9.4
Net Income Attributable to Franklin Resources, Inc.	$566.4	$603.8
Earnings per Share
Basic	$0.91	$0.96
Diluted	0.91	0.96
Dividends per Share	$0.65	$0.12

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended December 31,
	2014	2013
Net Income	$566.3	$596.0
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(0.2)	(10.0)
Currency translation adjustments, net of tax	(61.5)	8.1
Net unrealized gains (losses) on defined benefit plans, net of tax	1.0	(1.3)
Total other comprehensive loss	(60.7)	(3.2)
Total comprehensive income	505.6	592.8
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	6.7	(17.2)
Redeemable noncontrolling interests	(6.8)	9.4
Comprehensive Income Attributable to Franklin Resources, Inc.	$505.7	$600.6

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions, except share and per share data)	December 31, 2014	September 30, 2014
Assets
Cash and cash equivalents	$7,758.0	$7,476.8
Receivables	926.7	950.0
Investments (including $1,859.4 and $1,845.6 at fair value at December 31, 2014 and September 30, 2014)	2,653.1	2,516.1
Assets of consolidated sponsored investment products
Cash and cash equivalents	60.6	44.9
Investments, at fair value	996.8	1,373.7
Assets of consolidated variable interest entities
Cash and cash equivalents	66.6	74.3
Investments, at fair value	754.1	788.4
Deferred taxes, net	77.6	98.1
Property and equipment, net	523.4	530.7
Goodwill and other intangible assets, net	2,307.9	2,325.9
Other	172.0	178.2
Total Assets	$16,296.8	$16,357.1
Liabilities
Compensation and benefits	$238.9	$465.1
Accounts payable and accrued expenses	194.2	237.5
Dividends	406.7	76.9
Commissions	419.4	440.3
Income taxes	192.6	23.4
Debt	1,198.3	1,198.2
Debt of consolidated sponsored investment products	105.7	122.3
Debt of consolidated variable interest entities (at fair value at September 30, 2014)	795.5	828.5
Deferred taxes	259.7	259.3
Other	257.3	258.4
Total liabilities	4,068.3	3,909.9
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	74.0	234.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 622,426,648 and 622,893,090 shares issued and outstanding at December 31, 2014 and September 30, 2014	62.2	62.3
Retained earnings	11,672.0	11,625.6
Appropriated retained earnings of consolidated variable interest entities	—	13.9
Accumulated other comprehensive loss	(178.4)	(117.7)
Total Franklin Resources, Inc. stockholders’ equity	11,555.8	11,584.1
Nonredeemable noncontrolling interests	598.7	628.3
Total stockholders’ equity	12,154.5	12,212.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,296.8	$16,357.1
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended December 31,
(in millions)	2014	2013
Net Income	$566.3	$596.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	30.2	34.2
Depreciation and other amortization	24.9	25.1
Stock-based compensation	35.4	30.9
Excess tax benefit from stock-based compensation	(1.9)	(2.8)
Gains on sale of assets	(9.5)	(20.2)
Income from investments in equity method investees	(6.7)	(24.9)
Net (gains) losses on other investments of consolidated sponsored investment products	(5.9)	16.2
Net gains of consolidated variable interest entities	(1.6)	(6.6)
Deferred income taxes	23.8	(10.4)
Other	10.5	8.2
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(6.7)	(126.2)
Decrease (increase) in trading securities, net	5.2	(36.8)
Decrease (increase) in trading securities of consolidated sponsored investment products, net	16.0	(230.4)
Decrease in accrued compensation and benefits	(220.6)	(193.9)
Increase (decrease) in commissions payable	(20.9)	16.4
Increase in income taxes payable	171.7	194.5
Increase (decrease) in other liabilities	(37.8)	55.4
Net cash provided by operating activities	572.4	324.7
Purchase of investments	(71.7)	(80.1)
Liquidation of investments	69.4	194.1
Purchase of investments by consolidated sponsored investment products	(51.5)	(95.2)
Liquidation of investments by consolidated sponsored investment products	122.5	32.1
Purchase of investments by consolidated variable interest entities	(88.8)	(45.0)
Liquidation of investments by consolidated variable interest entities	126.8	128.0
Decrease in loans receivable, net	—	30.9
Additions of property and equipment, net	(16.1)	(15.0)
Decrease in cash and cash equivalents from net deconsolidation of sponsored investment products	(0.1)	(34.0)
Net cash provided by investing activities	90.5	115.8
Increase (decrease) in deposits	(0.3)	66.5
Issuance of common stock	—	7.2
Dividends paid on common stock	(75.8)	(64.1)
Repurchase of common stock	(151.2)	(137.1)
Excess tax benefit from stock-based compensation	1.9	2.8
Proceeds from issuance of debt by consolidated sponsored investment products	218.5	190.3
Payments on debt by consolidated sponsored investment products	(234.5)	(176.8)
Payments on debt by consolidated variable interest entities	(44.1)	(60.0)
Payments on contingent consideration liabilities	(7.1)	(2.7)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2014	2013
Noncontrolling interests	(35.3)	101.4
Net cash used in financing activities	(327.9)	(72.5)
Effect of exchange rate changes on cash and cash equivalents	(45.8)	8.6
Increase in cash and cash equivalents	289.2	376.6
Cash and cash equivalents, beginning of period	7,596.0	6,323.1
Cash and Cash Equivalents, End of Period	$7,885.2	$6,699.7

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$57.0	$68.0
Cash paid for interest	12.9	14.2
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	9.0	11.9

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2014
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2014 (“fiscal year 2014”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2014.
Note 2 – New Accounting Guidance
On October 1, 2014, the Company adopted new Financial Accounting Standards Board guidance that provides an entity the election to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using the more observable fair value of either the financial assets or financial liabilities, and elected this measurement alternative for its consolidated collateralized loan obligations (“CLOs”). The adoption resulted in a $14.2 million increase in debt of consolidated variable interest entities (“VIEs”), a $13.9 million reduction in appropriated retained earnings of consolidated VIEs and a $0.3 million reduction in retained earnings as of October 1, 2014. The Company’s subsequent earnings from the consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs, and no longer include gains or losses on assets and liabilities of the CLOs, which were primarily attributable to noncontrolling interests.
There were no significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2014.
Note 3 – Stockholders’ Equity
The changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2014
Balance at October 1, 2014	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance	(14.2)		(14.2)
Net income	566.4	6.7	573.1
Other comprehensive loss	(60.7)		(60.7)
Cash dividends on common stock	(405.6)		(405.6)
Repurchase of common stock	(151.2)		(151.2)
Net distributions		(36.3)	(36.3)
Other[1]	37.0		37.0
Balance at December 31, 2014	$11,555.8	$598.7	$12,154.5
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2013
Balance at October 1, 2013	$10,073.1	$612.4	$10,685.5
Net income (loss)	603.8	(17.2)	586.6
Net income reclassified to appropriated retained earnings	4.8	(4.8)	—
Other comprehensive loss	(3.2)		(3.2)
Cash dividends on common stock	(75.9)		(75.9)
Repurchase of common stock	(137.1)		(137.1)
Net distributions		(13.1)	(13.1)
Other[1]	41.6		41.6
Balance at December 31, 2013	$10,507.1	$577.3	$11,084.4
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three months ended December 31, 2014 and 2013, the Company repurchased 2.7 million and 2.5 million shares of its common stock at a cost of $151.2 million and $137.1 million under its stock repurchase program. In December 2013, the Company’s Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At December 31, 2014, 27.1 million shares remained available for repurchase under the program, which is not subject to an expiration date.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2014	2013
Net Income Attributable to Franklin Resources, Inc.	$566.4	$603.8
Less: Allocation of earnings to participating nonvested stock and stock unit awards	3.6	3.5
Net Income Available to Common Stockholders	$562.8	$600.3

Weighted-average shares outstanding – basic	620.1	628.1
Effect of non-participating nonvested stock unit awards and dilutive common stock options	0.1	0.4
Weighted-Average Shares Outstanding – Diluted	620.2	628.5

Earnings per Share
Basic	$0.91	$0.96
Diluted	0.91	0.96
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.6 million and 0.1 million for the three months ended December 31, 2014 and 2013.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated sponsored investment products (“SIPs”) and consolidated VIEs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2014	September 30, 2014
Investment securities, trading	$1,270.4	$1,277.5
Investment securities, available-for-sale
SIPs	541.9	517.6
Securities of U.S. states and political subdivisions	8.7	11.3
Securities of the U.S. Treasury and federal agencies	0.7	0.7
Mortgage-backed securities – agency residential[1]	17.2	17.9
Other equity securities	6.3	6.6
Total investment securities, available-for-sale	574.8	554.1
Investments in equity method investees	652.1	594.9
Other investments	155.8	89.6
Total	$2,653.1	$2,516.1
__________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At December 31, 2014 and September 30, 2014, investment securities with aggregate carrying amounts of $5.7 million and $6.1 million were pledged as collateral.
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of December 31, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$504.4	$41.9	$(4.4)	$541.9
Securities of U.S. states and political subdivisions	8.5	0.2	—	8.7
Securities of the U.S. Treasury and federal agencies	0.7	—	—	0.7
Mortgage-backed securities – agency residential	17.1	0.1	—	17.2
Other equity securities	5.6	0.7	—	6.3
Total	$536.3	$42.9	$(4.4)	$574.8

(in millions)		Gross Unrealized
as of September 30, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$477.0	$43.5	$(2.9)	$517.6
Securities of U.S. states and political subdivisions	11.0	0.3	—	11.3
Securities of the U.S. Treasury and federal agencies	0.7	—	—	0.7
Mortgage-backed securities – agency residential	18.0	—	(0.1)	17.9
Other equity securities	6.3	0.3	—	6.6
Total	$513.0	$44.1	$(3.0)	$554.1
The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of December 31, 2014
SIPs	$112.1	$(4.2)	$1.7	$(0.2)	$113.8	$(4.4)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2014
SIPs	$156.4	$(2.7)	$1.5	$(0.2)	$157.9	$(2.9)
Mortgage-backed securities – agency residential	4.0	—	11.6	(0.1)	15.6	(0.1)
Total	$160.4	$(2.7)	$13.1	$(0.3)	$173.5	$(3.0)
The Company recognized $1.0 million and $0.6 million of other-than-temporary impairment during the three months ended December 31, 2014 and 2013, all of which related to available-for-sale SIPs, except for $0.2 million related to other investments during the 2013 period.
At December 31, 2014, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$2.6	$2.6
Due after one year through five years	6.6	6.8
Total	$9.2	$9.4
Mortgage-backed securities are not included in the table above as their actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs and consolidated VIEs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2014
Assets
Investment securities, trading	$1,189.1	$81.3	$—	$1,270.4
Investment securities, available-for-sale
SIPs	541.9	—	—	541.9
Securities of U.S. states and political subdivisions	—	8.7	—	8.7
Securities of the U.S. Treasury and federal agencies	—	0.7	—	0.7
Mortgage-backed securities – agency residential	—	17.2	—	17.2
Other equity securities	1.2	5.1	—	6.3
Life settlement contracts	—	—	14.2	14.2
Total Assets Measured at Fair Value	$1,732.2	$113.0	$14.2	$1,859.4
Liabilities
Contingent consideration liabilities	$—	$—	$100.7	$100.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Investment securities, trading	$1,196.1	$81.4	$—	$1,277.5
Investment securities, available-for-sale
SIPs	517.6	—	—	517.6
Securities of U.S. states and political subdivisions	—	11.3	—	11.3
Securities of the U.S. Treasury and federal agencies	—	0.7	—	0.7
Mortgage-backed securities – agency residential	—	17.9	—	17.9
Other equity securities	1.7	4.9	—	6.6
Life settlement contracts	—	—	14.0	14.0
Total Assets Measured at Fair Value	$1,715.4	$116.2	$14.0	$1,845.6
Liabilities
Contingent consideration liabilities	$—	$—	$98.5	$98.5
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
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2014 and 2013.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2014		2013
(in millions)	Life Settlement Contracts	Contingent Consideration Liabilities	Life Settlement Contracts	Contingent Consideration Liabilities
for the three months ended December 31,
Balance at beginning of period	$14.0	$(98.5)	$13.8	$(97.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.6	—	0.7	—
Included in general, administrative and other expense	—	(9.4)	—	(5.9)
Other	—	(0.1)	—	(0.3)
Purchases	0.1	—	0.1	—
Sales	—	—	(0.7)	—
Settlements	(0.5)	7.1	—	2.7
Effect of exchange rate changes	—	0.2	—	—
Balance at End of Period	$14.2	$(100.7)	$13.9	$(101.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.3	$(9.5)	$0.3	$(6.2)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$14.2	Discounted cash flow	Life expectancy	22–148 months (71)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	100.7	Discounted cash flow	AUM growth rate	2.9%–19.8% (11.3%)
			EBITDA margin	21.7% - 29.6% (28.0%)
			Discount rate	14.0%

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$14.0	Discounted cash flow	Life expectancy	23–150 months (71)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	98.5	Discounted cash flow	AUM growth rate	3.4%–20.2% (12.8%)
			EBITDA margin	21.9%–30.4% (28.2%)
			Discount rate	14.0%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		December 31, 2014		September 30, 2014
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$7,758.0	$7,758.0	$7,476.8	$7,476.8
Other investments[1]	2 or 3	141.6	150.4	75.6	87.8
Financial Liabilities
Debt	2	1,198.3	1,239.5	1,198.2	1,235.8
_________________
1     Primarily consist of Level 3 assets.

Note 7 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs and consolidated VIEs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	December 31, 2014	September 30, 2014	Effective Interest Rate
$250 million 3.125% notes due May 2015	$250.0	$250.0	3.32%
$300 million 1.375% notes due September 2017	299.1	299.0	1.66%
$350 million 4.625% notes due May 2020	349.8	349.8	4.74%
$300 million 2.800% notes due September 2022	299.4	299.4	2.93%
Total Debt	$1,198.3	$1,198.2
At December 31, 2014, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.2 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At December 31, 2014, the Company was in compliance with the covenants of the notes.
At December 31, 2014, maturities for debt were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2015	$250.0
2016	—
2017	299.1
2018	—
2019	—
Thereafter	649.2
Total	$1,198.3
At December 31, 2014, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012.
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

The balances of consolidated SIPS and consolidated VIEs included in the Company’s condensed consolidated balance sheets were as follows:

	December 31, 2014			September 30, 2014
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$60.6	$66.6	$127.2	$44.9	$74.3	$119.2
Receivables	14.6	9.0	23.6	16.2	23.0	39.2
Investments, at fair value	996.8	754.1	1,750.9	1,373.7	788.4	2,162.1
Other assets	0.6	—	0.6	0.7	—	0.7
Total Assets	$1,072.6	$829.7	$1,902.3	$1,435.5	$885.7	$2,321.2
Liabilities
Accounts payable and accrued expenses	$16.2	$22.8	$39.0	$18.5	$35.3	$53.8
Debt (at fair value at September 30, 2014)	—	795.5	795.5	—	828.5	828.5
Debt	105.7	—	105.7	122.3	—	122.3
Other liabilities	12.3	—	12.3	12.4	—	12.4
Total liabilities	134.2	818.3	952.5	153.2	863.8	1,017.0
Redeemable Noncontrolling Interests	74.0	—	74.0	234.8	—	234.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	285.0	11.4	296.4	436.5	21.9	458.4
Nonredeemable noncontrolling interests	579.4	—	579.4	611.0	—	611.0
Total stockholders’ equity	864.4	11.4	875.8	1,047.5	21.9	1,069.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,072.6	$829.7	$1,902.3	$1,435.5	$885.7	$2,321.2
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2014 and 2013.
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 29 SIPs as of December 31, 2014, and 30 SIPs as of September 30, 2014. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.
Consolidated VIEs
Consolidated VIEs consist of sponsored CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The assets and liabilities of the CLOs were both carried at fair value through September 30, 2014. The Company adopted new accounting guidance on October 1, 2014 under which the liabilities are measured based on the fair value of the assets. Changes in the fair values of the assets and liabilities prior to the adoption of the new accounting guidance were as follows:

(in millions)
for the three months ended December 31, 2013	Amount
Net gains from changes in fair value of assets	$13.4
Net losses from changes in fair value of liabilities	(7.7)
Total Net Gains	$5.7

During the three months ended December 31, 2014, the Company recognized $5.3 million of net gains related to its own economic interests in the CLOs. There was no net gain or loss resulting from changes in the values of the assets and liabilities of the CLOs as a result of the new accounting guidance.
The following tables present information on the investments and debt of the CLOs:

(in millions)	Investments
as of December 31, 2014
Unpaid principal balance	$759.6
Difference between unpaid principal balance and fair value	(5.5)
Fair Value	$754.1

(in millions)	Investments	Debt
as of September 30, 2014
Unpaid principal balance	$787.1	$861.9
Difference between unpaid principal balance and fair value	1.3	(33.4)
Fair Value	$788.4	$828.5
The unpaid principal balance of the debt of the CLOs was $825.5 million at December 31, 2014. There were no investments 90 days or more past due at December 31, 2014 or September 30, 2014.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	December 31, 2014			September 30, 2014
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$214.5	$—	$214.5	$249.6	$—	$249.6
Other debt securities	151.6	754.1	905.7	205.6	788.4	994.0
Other equity securities	630.7	—	630.7	918.5	—	918.5
Total Investments	$996.8	$754.1	$1,750.9	$1,373.7	$788.4	$2,162.1
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
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	December 31, 2014	Effective Interest Rate	September 30, 2014	Effective Interest Rate
(in millions)
Debt of consolidated SIPs due fiscal years 2015-2019	$105.7	4.10%	$122.3	3.87%
Debt of consolidated VIEs due fiscal years 2018-2024	795.5	1.48%	828.5	1.43%
Total Debt	$901.2		$950.8
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.19% to 5.81% at December 31, 2014, and from 2.19% to 5.89% at September 30, 2014. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 0.46% to 9.73% at December 31, 2014 and September 30, 2014.

At December 31, 2014, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2015	$34.0
2016	—
2017	28.4
2018	224.9
2019	330.6
Thereafter	283.3
Total	$901.2
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis. See Note 6 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$66.6	$—	$—	$66.6
Receivables of consolidated VIEs	—	9.0	—	9.0
Investments of consolidated VIEs	—	753.7	0.4	754.1
Investments of consolidated SIPs
Equity securities	131.8	26.2	602.8	760.8
Debt securities	2.4	82.0	151.6	236.0
Total Assets Measured at Fair Value	$200.8	$870.9	$754.8	$1,826.5
Liabilities
Other liabilities of consolidated SIPs	$4.7	$—	$—	$4.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$74.3	$—	$—	$74.3
Receivables of consolidated VIEs	—	23.0	—	23.0
Investments of consolidated VIEs	—	787.9	0.5	788.4
Investments of consolidated SIPs
Equity securities	149.9	304.0	614.3	1,068.2
Debt securities	2.4	96.8	206.3	305.5
Total Assets Measured at Fair Value	$226.6	$1,211.7	$821.1	$2,259.4
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$35.3	$—	$35.3
Debt of consolidated VIEs	—	781.3	47.2	828.5
Other liabilities of consolidated SIPs	4.0	0.6	—	4.6
Total Liabilities Measured at Fair Value	$4.0	$817.2	$47.2	$868.4

The investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient consisted of the following:

(in millions)	Redemption Frequency	Fair Value Level	December 31, 2014	September 30, 2014
Global fixed-income fund	Monthly	2	$—	$275.1
Hedge funds	Monthly or quarterly	2	26.1	27.2
Real estate and private equity funds	Nonredeemable	3	409.6	392.3
Hedge funds	Triennially	3	1.1	1.2
Total			$436.8	$695.8
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.6 years and 3.9 years at December 31, 2014 and September 30, 2014. The consolidated SIPs’ unfunded commitments to these funds totaled $128.0 million and $139.2 million at December 31, 2014 and September 30, 2014, of which the Company was contractually obligated to fund $2.8 million and $3.1 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2 during the three months ended December 31, 2014. There were no transfers into Level 2 from Level 1, and transfers into Level 1 from Level 2 were $0.1 million during the three months ended December 31, 2013.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2014	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	8.3	3.9	(0.1)	12.1	—
Purchases	47.3	1.7	—	49.0	—
Sales	(65.1)	(57.2)	—	(122.3)	—
Settlements	—	(0.6)	—	(0.6)	—
Effect of exchange rate changes	(2.0)	(2.5)	—	(4.5)	—
Balance at December 31, 2014	$602.8	$151.6	$0.4	$754.8	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2014	$2.6	$3.6	$(0.1)	$6.1	$—

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2013	Equity	Debt
Balance at October 1, 2013	$470.9	$272.3	$0.5	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	(3.7)	(27.7)	—	(31.4)	7.5
Purchases	50.2	22.2	—	72.4	—
Sales	(15.6)	(13.9)	—	(29.5)	—
Effect of exchange rate changes	0.8	1.5	—	2.3	—
Balance at December 31, 2013	$502.6	$254.4	$0.5	$757.5	$(52.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2013	$(3.3)	$(28.8)	$—	$(32.1)	$7.5
There were no transfers into or out of Level 3 during the three months ended December 31, 2014 and 2013.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$151.6	Discounted cash flow	Discount rate	3.6%–18.0% (10.1%)
			Risk premium	0.0%–8.0% (2.4%)

Equity securities	150.4	Market comparable companies	EBITDA multiple	3.1–11.0 (8.0)
			Discount for lack of marketability	25.0%–50.0% (33.2%)
	22.0	Discounted cash flow	Discount rate	6.3%–20.0% (13.4%)
	19.7	Market pricing	Price to book value ratio	1.8-2.8 (2.3)

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$206.3	Discounted cash flow	Discount rate	3.6%–18.0% (11.9%)
			Risk premium	0.0%–8.0% (1.9%)

Equity securities	152.9	Market comparable companies	EBITDA multiple	3.1–11.0 (8.0)
			Discount for lack of marketability	25.0%–50.0% (33.2%)
	38.1	Discounted cash flow	Discount rate	6.0%–20.0% (16.9%)
	29.8	Market pricing	Price to book value ratio	1.8–2.8 (2.1)
Level 3 debt securities held by consolidated SIPs consisted of corporate loans and notes, mezzanine loans and convertible debentures, and equity securities consisted primarily of common and preferred shares at December 31, 2014 and September 30, 2014.
The fair values of Level 3 assets and liabilities that were determined based on NAV or third-party pricing information are excluded from the above two tables. At December 31, 2014 and September 30, 2014, the asset exclusions consisted of $410.7 million and $393.5 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient. At September 30, 2014, $47.2 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes was also excluded.
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

Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		December 31, 2014		September 30, 2014
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$60.6	$60.6	$44.9	$44.9
Financial Liabilities
Debt of consolidated VIEs[1]	2 or 3	795.5	783.3	—	—
Debt of consolidated SIPs	3	105.7	104.1	122.3	122.0
_________________
1     Substantially all is Level 2.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the three months ended December 31,	2014	2013
Balance at beginning of period	$234.8	$121.8
Net (loss) income	(6.8)	9.4
Net subscriptions	1.0	114.5
Net deconsolidations	(155.0)	(91.9)
Balance at End of Period	$74.0	$153.8
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

(in millions)	December 31, 2014	September 30, 2014
Receivables	$48.3	$49.8
Investments	196.4	202.0
Total	$244.7	$251.8
The Company’s total AUM of non-consolidated VIEs was $40.6 billion at December 31, 2014 and $42.4 billion at September 30, 2014.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2014 or the three months ended December 31, 2014.
Note 9 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2014 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Other Commitments and Contingencies
At December 31, 2014, there were no changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2014.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at October 1, 2014	3,473	$48.55
Granted	2,636	55.69
Vested	(525)	41.88
Forfeited/canceled	(123)	41.60
Nonvested Balance at December 31, 2014	5,461	$52.80
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $233.7 million at December 31, 2014. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2014	2013
Investment and Other Income, Net
Dividend income	$2.2	$3.1
Interest income	2.0	2.3
Gains (losses) on trading investment securities, net	(3.0)	3.4
Realized gains on sale of investment securities, available-for-sale	4.8	19.6
Realized losses on sale of investment securities, available-for-sale	(0.3)	(0.6)
Income from investments in equity method investees	6.7	24.9
Other-than-temporary impairment of investments	(1.0)	(0.6)
Gains (losses) on investments of consolidated SIPs, net	2.9	(5.3)
Gains from consolidated VIEs, net	5.3	5.7
Foreign currency exchange gains (losses), net	23.3	(10.5)
Other, net	8.8	6.2
Total	51.7	48.2
Interest Expense	(11.3)	(12.6)
Other Income, Net	$40.4	$35.6
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its non-consolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $36.5 million and $125.6 million for the three months ended December 31, 2014 and 2013.

Net gains (losses) recognized on the Company’s trading investment securities that were held at December 31, 2014 and 2013 were $(3.0) million and $1.9 million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at December 31, 2014 and 2013 were $(5.9) million and $10.0 million.
Note 12 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Gains (Losses) on Defined Benefit Plans	Total
for the three months ended December 31, 2014
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	3.0	(61.5)	1.0	(57.5)
Reclassifications to net investment and other income, net of tax	(3.2)	—	—	(3.2)
Total other comprehensive income (loss)	(0.2)	(61.5)	1.0	(60.7)
Balance at December 31, 2014	$30.8	$(205.1)	$(4.1)	$(178.4)

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2013
Balance at October 1, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	0.9	8.1	(1.3)	7.7
Reclassifications to net investment and other income, net of tax	(10.9)	—	—	(10.9)
Total other comprehensive income (loss)	(10.0)	8.1	(1.3)	(3.2)
Balance at December 31, 2013	$61.9	$(55.1)	$(3.9)	$2.9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate” or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below, which describes these risks, uncertainties and other important factors in more detail.
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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2014 (“fiscal year 2014”) filed with the U.S. Securities and Exchange Commission (the “SEC”), and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, trustee, custody and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to the public globally under eight distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
During the three months ended December 31, 2014, the global equity markets experienced volatility but provided positive returns, evidenced by increases of 1% in the MSCI World Index and 5% in the S&P 500 Index. The overall market performance benefited from a continued rally in the U.S. equity markets, but was tempered by ongoing economic growth concerns in Europe and emerging markets, including political uncertainty in Greece. The global bond markets had mixed results during the quarter, with the Barclays Global Aggregate Index decreasing 1% as the Federal Reserve Bank ended its quantitative easing program while interest rates remained low and other central banks continued their accommodative monetary policies. The U.S. dollar continued to strengthen during the quarter, while a sharp decline in oil prices had a negative impact on the energy sector.
Our total AUM at December 31, 2014 was $880.1 billion, 2% lower than at September 30, 2014 and essentially the same as at December 31, 2013. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2014 increased 3% from the same period in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2014	2013
Operating revenues	$2,064.3	$2,109.5	(2)%
Operating income	782.0	813.1	(4)%
Net income attributable to Franklin Resources, Inc.	566.4	603.8	(6)%
Diluted earnings per share	$0.91	$0.96	(5)%
Operating margin[1]	37.9%	38.5%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $31.1 million for the three months ended December 31, 2014, as compared to the same period in the prior fiscal year, as revenues decreased 2% and operating expenses decreased 1%. AUM was relatively flat year over year, however lower sales resulted in decreases in both revenues and expenses. The expense decrease was largely offset by higher compensation and benefits.

Net income attributable to Franklin Resources, Inc. decreased $37.4 million for the three months ended December 31, 2014, primarily due to the decrease in operating income.
Diluted earnings per share decreased consistent with the decrease in net income, partially offset by the impact of a 1% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2014.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	December 31, 2014	December 31, 2013	Percent Change
Equity
Global/international	$248.5	$260.4	(5)%
United States	113.1	105.3	7%
Total equity	361.6	365.7	(1)%
Hybrid	157.1	147.8	6%
Fixed-Income
Tax-free	73.2	69.0	6%
Taxable
Global/international	219.1	231.3	(5)%
United States	62.2	58.7	6%
Total fixed-income	354.5	359.0	(1)%
Cash Management	6.9	6.6	5%
Total	$880.1	$879.1	0%
Average for the Three-Month Period	$894.1	$865.9	3%
AUM at December 31, 2014 was essentially unchanged from December 31, 2013. During the twelve-month period AUM increased by $24.6 billion of market appreciation, which was offset by a $10.3 billion decrease due to the impact of foreign exchange revaluation, $8.1 billion of net new outflows and $5.2 billion of net distributions.
Average AUM increased 3% during the three months ended December 31, 2014 from the same period in the prior fiscal year, as the current-year period began with a higher level of AUM. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2014	2013		2014	2013
Equity
Global/international	$255.7	$254.6	0%	29%	29%
United States	112.0	101.8	10%	12%	12%
Total equity	367.7	356.4	3%	41%	41%
Hybrid	158.7	143.1	11%	18%	16%
Fixed-Income
Tax-free	72.7	71.0	2%	8%	8%
Taxable
Global/international	224.4	230.2	(3)%	25%	27%
United States	63.5	58.7	8%	7%	7%
Total fixed-income	360.6	359.9	0%	40%	42%
Cash Management	7.1	6.5	9%	1%	1%
Total	$894.1	$865.9	3%	100%	100%

Components of the change in AUM were as follows:

(in billions)	Three Months Ended December 31,		Percent Change
	2014	2013
Beginning AUM	$898.0	$844.7	6%
Long-term sales	46.7	49.8	(6)%
Long-term redemptions	(50.0)	(49.7)	1%
Net cash management	(0.2)	(0.1)	100%
Net new flows	(3.5)	—	NM
Reinvested distributions	15.1	9.7	56%
Net flows	11.6	9.7	20%
Distributions	(17.4)	(11.3)	54%
Appreciation (depreciation) and other[1]	(12.1)	36.0	NM
Ending AUM	$880.1	$879.1	0%
__________________

[1]	Includes impact of foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	10.8	5.2	7.5	2.0	17.6	3.6	—	46.7
Long-term redemptions	(14.2)	(6.5)	(6.5)	(2.1)	(16.5)	(4.2)	—	(50.0)
Net exchanges	(0.1)	0.4	—	0.1	(0.3)	(0.2)	0.1	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(3.5)	(0.9)	1.0	—	0.8	(0.8)	(0.1)	(3.5)
Reinvested distributions	4.3	3.9	1.9	0.5	3.9	0.6	—	15.1
Net flows	0.8	3.0	2.9	0.5	4.7	(0.2)	(0.1)	11.6
Distributions	(4.9)	(4.2)	(2.1)	(0.7)	(4.8)	(0.7)	—	(17.4)
Appreciation (depreciation) and other[1]	(8.9)	4.8	(2.7)	1.3	(5.9)	(0.7)	—	(12.1)
AUM at December 31, 2014	$248.5	$113.1	$157.1	$73.2	$219.1	$62.2	$6.9	$880.1
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the three months ended December 31, 2013	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	15.1	6.1	6.5	1.9	15.9	4.3	—	49.8
Long-term redemptions	(12.3)	(6.1)	(4.1)	(4.5)	(18.4)	(4.3)	—	(49.7)
Net exchanges	0.3	0.4	0.8	(0.8)	(0.6)	(0.2)	0.1	—
Net cash management	—	—	—	—	—	—	(0.1)	(0.1)
Net new flows	3.1	0.4	3.2	(3.4)	(3.1)	(0.2)	—	—
Reinvested distributions	3.0	2.5	1.5	0.6	1.6	0.5	—	9.7
Net flows	6.1	2.9	4.7	(2.8)	(1.5)	0.3	—	9.7
Distributions	(3.3)	(2.7)	(1.7)	(0.8)	(2.2)	(0.6)	—	(11.3)
Appreciation and other[1]	13.7	7.9	7.3	0.2	6.2	0.7	—	36.0
AUM at December 31, 2013	$260.4	$105.3	$147.8	$69.0	$231.3	$58.7	$6.6	$879.1
__________________

[1]	Includes impact of foreign exchange revaluation.

AUM decreased $17.9 billion or 2% during the quarter ended December 31, 2014, primarily due to $12.1 billion of market depreciation and other, which includes a $4.6 billion decrease due to the impact of foreign exchange revaluation, and $3.5 billion of net new outflows. The market depreciation occurred primarily in global/international and hybrid products, partially offset by appreciation in U.S. equity products, and reflected mixed returns in global markets, with increases in the MSCI World index of 1% and the S&P 500 index of 5%, while the Barclays Global Aggregate Index decreased 1%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. Long-term sales decreased 6% to $46.7 billion, as compared to the prior-year period, primarily due to lower sales of global/international equity products, partially offset by higher sales of global/international fixed-income products. Long-term redemptions increased 1% to $50.0 billion, as higher redemptions of hybrid and equity products were substantially offset by lower redemptions of fixed-income products.
AUM increased $34.4 billion or 4% during the quarter ended December 31, 2013, primarily due to $36.0 billion of market appreciation and other. Positive returns in global markets, evidenced by increases in the MSCI World and S&P 500 indexes of 8% and 11%, resulted in market appreciation across all investment objectives, most significantly in equity and hybrid products.
Average AUM by sales region is shown below.

	Three Months Ended December 31,		Percent Change
(in billions)	2014	2013
United States	$587.7	$559.6	5%
International
Europe, the Middle East and Africa	145.8	150.7	(3)%
Asia-Pacific	92.7	88.7	5%
Canada	38.1	37.7	1%
Latin America[1]	29.8	29.2	2%
Total international	306.4	306.3	0%
Total	$894.1	$865.9	3%
__________________

[1]	Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended December 31, 2014. Our global/international fixed-income funds generated notable results with at least 87% of AUM exceeding the benchmarks and at least 94% of AUM exceeding the peer group medians for the three-, five- and ten-year periods. In addition, 100% of AUM in our tax-free fixed-income products exceeded the peer group median for the ten-year period. The performance of our hybrid products in comparison to the benchmarks and peer group medians has declined from September 30, 2014 primarily due to lower performance in the one-year period by the Franklin Income Fund, which represents 70% of the hybrid category. The performance of our equity products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison[1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2014	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	24%	37%	28%	50%	26%	62%	42%	58%
United States	21%	4%	8%	31%	39%	32%	61%	46%
Total equity	23%	26%	21%	42%	31%	51%	49%	53%
Hybrid	3%	9%	9%	83%	8%	87%	95%	97%
Fixed-Income
Tax-free	83%	62%	57%	54%	86%	66%	63%	100%
Taxable
Global/international	63%	89%	87%	90%	85%	96%	94%	99%
United States	38%	61%	62%	55%	24%	47%	45%	64%
Total fixed-income	63%	79%	76%	75%	75%	80%	78%	93%
__________________

[1]
The peer group rankings are sourced from Lipper, a Thomson Reuters Company, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns. © 2015 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

AUM measured in the benchmark and peer group rankings represents 90% and 85% of our total AUM as of December 31, 2014. The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.
For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 21, 2015 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2014	2013
Investment management fees	$1,382.4	$1,373.8	1%
Sales and distribution fees	595.0	636.7	(7)%
Shareholder servicing fees	65.8	76.1	(14)%
Other	21.1	22.9	(8)%
Total Operating Revenues	$2,064.3	$2,109.5	(2)%
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
Investment management fees increased $8.6 million for the three months ended December 31, 2014, primarily due to a 3% increase in average AUM, largely offset by the impact of a lower effective fee rate. The increase in average AUM primarily occurred in the U.S. sales region, and in the hybrid and U.S. equity investment objectives.

Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 61.8 basis points for the three months ended December 31, 2014, from 63.5 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to lower performance fees and higher weighting of AUM in U.S products and in lower fee products in the global/international equity and fixed-income objectives. The rate decrease was partially offset by a change in the pricing structure in Canada effective January 1, 2014 which resulted in the bundling of investment management and servicing fees.
Performance-based investment management fees were $2.6 million and $26.0 million for the three months ended December 31, 2014 and 2013, with the decrease primarily related to fund of hedge funds products.
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
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended December 31,		Percent Change
	2014	2013
Asset-based fees	$447.8	$453.5	(1)%
Sales-based fees	144.7	179.8	(20)%
Contingent sales charges	2.5	3.4	(26)%
Sales and Distribution Fees	$595.0	$636.7	(7)%
Asset-based distribution fees decreased $5.7 million for the three months ended December 31, 2014 due to a $14.2 million decrease in distribution fees related to non-U.S. products, partially offset by an $8.5 million increase related to U.S. products. The decrease in fees from non-U.S. products primarily resulted from an 8% decrease in the related average international AUM, partially offset by a higher mix of equity products. The increase in fees from U.S. products primarily resulted from a 2% increase in the related average U.S. AUM and a higher mix of hybrid products. Equity and hybrid products typically generate higher distribution fees than fixed-income products.
Sales-based fees decreased $35.1 million for the three months ended December 31, 2014 primarily due to a 23% decrease in total commissionable sales, partially offset by a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales fees than non-U.S. products. Commissionable sales represented 10% and 12% of total sales for the three months ended December 31, 2014 and 2013.
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
Shareholder servicing fees decreased $10.3 million for the three months ended December 31, 2014, primarily due to the change in fee structure in Canada.
Other
Other revenue decreased $1.8 million for the three months ended December 31, 2014, primarily due to the termination of our banking business in fiscal year 2014.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2014	2013
Sales, distribution and marketing	$731.5	$776.7	(6)%
Compensation and benefits	375.5	349.0	8%
Information systems and technology	51.2	50.2	2%
Occupancy	34.3	33.1	4%
General, administrative and other	89.8	87.4	3%
Total Operating Expenses	$1,282.3	$1,296.4	(1)%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2014	2013
Asset-based expenses	$567.6	$578.5	(2)%
Sales-based expenses	133.7	164.0	(18)%
Amortization of deferred sales commissions	30.2	34.2	(12)%
Sales, Distribution and Marketing	$731.5	$776.7	(6)%
Asset-based expenses decreased $10.9 million for the three months ended December 31, 2014 due to a $26.3 million decrease in distribution expense related to non-U.S. products, partially offset by a $9.9 million increase in distribution expense related to U.S. products and a $5.5 million increase in marketing support expense. The decrease in expense related to non-U.S. products primarily resulted from an 8% decrease in the related average international AUM, partially offset by a higher mix of equity products. The increase in expense related to U.S. products primarily resulted from a 3% increase in the related average U.S. AUM and a higher mix of hybrid products. Equity and hybrid products typically have higher expense rates than fixed-income products. The increase in marketing support expense was primarily due to higher average U.S. AUM.
Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $30.3 million for the three months ended December 31, 2014 primarily due to a 23% decrease in total commissionable sales, partially offset by a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions decreased $4.0 million for the three months ended December 31, 2014 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors.
Compensation and Benefits
Compensation and benefit expenses increased $26.5 million for the three months ended December 31, 2014 due to increases in variable compensation and salaries, wages and benefits. Variable compensation increased $20.8 million primarily due to a $9.0 million increase in bonus expense due to higher staffing and salary levels and amortization of stock and stock unit awards, and $8.1 million related to private equity performance fees. Salaries, wages and benefits increased $5.7 million primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2014 and 2013, partially offset by favorable currency impacts. Variable compensation as a percentage of compensation and benefits was 40% and 37% for the three months ended December 31, 2014 and 2013. At December 31, 2014, our global workforce had increased to approximately 9,400 employees from approximately 9,100 employees at December 31, 2013.
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
Information Systems and Technology
Information systems and technology expenses increased $1.0 million for the three months ended December 31, 2014 primarily due to higher external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2014	2013
Net carrying value at beginning of period	$85.5	$93.5
Additions, net of disposals	12.9	5.9
Amortization	(12.0)	(10.8)
Net Carrying Value at End of Period	$86.4	$88.6
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $1.2 million for the three months ended December 31, 2014 primarily due to increases in rent expense and property taxes.
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
General, administrative and other operating expenses increased $2.4 million for the three months ended December 31, 2014 primarily due to Canadian fund expenses and contingent consideration expense for the K2 Advisors Holdings, LLC (“K2”) acquisition, partially offset by lower professional fees and non-executive directors’ compensation. The increase due to Canadian fund expenses was $7.2 million. The change in the fair value of the K2 contingent consideration liability increased $3.2 million due to revised estimates of K2’s future revenues and profits. Professional fees decreased $5.4 million primarily due to fees incurred in the prior year for various corporate activities including the winding down of our banking business. Non-executive directors’ compensation decreased $1.9 million primarily due to the impact of a smaller increase in our stock price on the deferred portion.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2014	2013
Investment and other income, net	$51.7	$48.2	7%
Interest expense	(11.3)	(12.6)	(10)%
Other Income, Net	$40.4	$35.6	13%
Investment and other income, net consists primarily of income (losses) from equity method investees, realized gains (losses) on sale of available-for-sale investment securities, gains (losses) on investments of consolidated SIPs and trading investment securities, foreign currency exchange gains (losses) and dividend and interest income.
Other income, net increased $4.8 million for the three months ended December 31, 2014 primarily due to several offsetting factors. Strengthening of the U.S. dollar against the Euro resulted in $23.3 million of foreign currency exchange net gains as compared to $10.5 million of net losses in the prior year. In addition, higher market valuations of securities held by consolidated SIPs resulted in $2.9 million of gains as compared to $5.3 million of losses in the prior year. These increases were substantially offset by an $18.2 million decrease in income from equity method investees, a $14.5 million decrease in net realized gains on sale of available-for-sale securities, and $3.0 million of net losses on trading investment securities as compared to $3.4 million of net gains in the prior-year period.
Significant portions of the net gains (losses) of consolidated SIPs are offset in noncontrolling interests in our condensed consolidated statements of income.
Our investments in SIPs include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our SIPs investments.

The consolidated cash, cash equivalents and investments portfolio by investment objective at December 31, 2014, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$7,885.2	64%	$—	0%	$127.2	7%
Investment Securities
Equity
Global/international	658.7	6%	—	0%	599.6	32%
United States	9.6	0%	—	0%	—	0%
Total equity	668.3	6%	—	0%	599.6	32%
Hybrid	291.4	2%	0.5	0%	82.7	4%
Fixed-Income
Tax-free	8.7	0%	—	0%	—	0%
Taxable
Global/international	636.6	5%	82.5	6%	286.7	15%
United States	1,991.1	16%	1,187.4	94%	781.9	42%
Total fixed-income	2,636.4	21%	1,269.9	100%	1,068.6	57%
Total Investment Securities	3,596.1	29%	1,270.4	100%	1,750.9	93%
Other Investments	807.9	7%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,289.2	100%	$1,270.4	100%	$1,878.1	100%
Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $577.3 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 31.1% and 29.8% for the three months ended December 31, 2014 and 2013. The rate increase was primarily due to higher forecasted earnings in higher tax jurisdictions and an increase in foreign earnings subject to U.S. taxes, partially offset by lower net losses attributable to noncontrolling interests.
In certain countries our income is subject to reduced tax rates due to tax rulings. One of these rulings expired on September 30, 2014 and was replaced with a new ruling at a higher tax rate on October 1, 2014. The higher tax rate is estimated to increase income tax expense by approximately $25 million for the current fiscal year. However, it is reasonably possible that such increase for the current fiscal year may be offset by the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. tax jurisdictions.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2014	2013
Cash Flow Data
Operating cash flows	$572.4	$324.7
Investing cash flows	90.5	115.8
Financing cash flows	(327.9)	(72.5)
Net cash provided by operating activities increased during the three months ended December 31, 2014, despite a decrease in net income, primarily due to a net decrease in trading securities of consolidated SIPs, as compared to a net increase in the prior year. Net cash provided by investing activities decreased mainly due to net purchases of investments, compared to net liquidations in the prior year, and lower liquidations, net of purchases, of investments by consolidated VIEs, partially offset by net liquidations of investments by consolidated SIPs as compared to net purchases in the prior year. Net cash used in financing activities decreased primarily due to net redemptions and distributions in consolidated SIPs by noncontrolling interests, as compared to net subscriptions in the prior year, a decrease in deposits following termination of our banking business in fiscal year 2014, and net payments on debt by consolidated SIPs as compared to net proceeds in the prior year.
The assets and liabilities of our consolidated SIPs and consolidated VIEs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to these consolidated entities’ assets, other than our direct equity investment in them, and/or investment management fees earned from them. The debt holders of these consolidated entities have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the entities’ liabilities. Accordingly, the assets and liabilities of our consolidated SIPs and consolidated VIEs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2014	September 30, 2014
Assets
Cash and cash equivalents	$7,758.0	$7,476.8
Receivables	903.1	910.8
Investments	2,229.6	2,239.2
Total Liquid Assets	$10,890.7	$10,626.8
Liabilities
Debt	$1,198.3	$1,198.2
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
Cash and cash equivalents at December 31, 2014 increased from September 30, 2014 primarily due to net cash provided by operating activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 37% and 63% at December 31, 2014, and 36% and 64% at September 30, 2014.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At December 31, 2014, our U.S. and non-U.S. subsidiaries held $1,119.5 million and $1,943.2 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,716.8 million and $2,047.7 million held at September 30, 2014. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $85.9 million and $345.8 million at December 31, 2014 and $86.8 million and $354.5 million at September 30, 2014.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2014, $1,198.3 million of the notes were outstanding with an aggregate face value of $1,200.0 million. The notes consist of $250.0 million issued at a fixed interest rate of 3.125% per annum which mature in May 2015, $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of December 31, 2014, we were in compliance with the covenants of the notes.
At December 31, 2014, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012.
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
We declare and pay dividends on a quarterly basis. We declared a regular cash dividend of $0.15 per share and a special cash dividend of $0.50 per share during the three months ended December 31, 2014, and a regular cash dividend of $0.12 per share during the three months ended December 31, 2013. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2014 and 2013, we repurchased 2.7 million and 2.5 million shares of our common stock at a cost of $151.2 million and $137.1 million. In December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2014, 27.1 million shares remained available for repurchase under the program, which is not subject to an expiration date.
During the three months ended December 31, 2014 and 2013, we invested $21.6 million and $82.5 million, net of redemptions, in our SIPs.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2014, there were no material changes outside the ordinary course of business in our contractual obligations, commitments and contingent liabilities that are summarized in our Form 10-K for the fiscal year ended September 30, 2014.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2014.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in an entity or are the primary beneficiary of a VIE. We also consolidate non-VIE limited partnerships and similar structures that we control.
Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities. As of December 31, 2014, we were the primary beneficiary of three CLOs and two other SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2014, Level 3 assets represented 21% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities consisted of contingent consideration liabilities and represented 96% of total liabilities measured at fair value at December 31, 2014. There were no transfers into or out of Level 3 during the three months ended December 31, 2014.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2014, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. As of December 31, 2014, the undiscounted future cash flow projections for $46.3 million, or 57%, of our definite-lived intangible assets exceeded their carrying values by at least 65%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 6%. As of December 31, 2014, a decline in these assets’ related AUM of 40% could cause us to evaluate whether their fair value is below the carrying value. The undiscounted future cash flow projections for substantially all of the remaining assets exceeded their carrying values by 15%. There was no impairment of definite-lived intangible assets during the three months ended December 31, 2014.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2014, our total AUM by fair value hierarchy level was 52% Level 1, 47% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity and debt markets. Individual financial, equity and debt markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the crisis in Ukraine and any related sanctions, and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may, at our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Changes in investor preferences regarding our more popular investment products also could cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, accounting, tax, compensation, ethics, data protection, privacy, and escheatment laws and regulations.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Given our global operations, we are also subject to the securities and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, the CFTC and/or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) or authorized by various European and other non-U.S. regulators pursuant to the European Union’s (“EU”) Undertakings for Collective Investment in Transferable Securities (“UCITS”) Directive and other non-U.S. laws. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. Our subsidiaries must also comply with complex tax regimes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSOC, as well as other global regulators, including the Financial Stability Board, are considering what threats to global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs and/or subjecting them to additional regulation. To the extent that we or our funds are designated as SIFIs, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU is expected to implement similar requirements soon, and there is some risk that full mutual recognition may not be achieved between the U.S. and EU regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the U.S. and various non-U.S. jurisdictions and are subject to ongoing tax audits in the U.S. and various non-U.S. jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our future results of operations, profitability and financial condition.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, support our operations, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any inaccuracies, delays, systems failures or security breaches in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to get clients to provide confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Breach of our technology systems could result in the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach; additional security costs to mitigate against future incidents; regulatory actions, and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
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

Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Recently, certain laws and regulations both inside and outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we typically do not have control. These investments may involve risks, including the risk that the controlling stakeholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the Capital Requirements Directive of the EU, those recently adopted under the EU’s Alternative Investment Fund Manager Directive, those required to be adopted under the Dodd-Frank Act and certain provisions of the EU’s new UCITS V Directive and Markets in Financial Instruments Directive II (“MiFID II”), could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In addition, the U.K., the Netherlands and recently the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions to intermediaries in relation to certain sales to retail customers, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker/dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business continues to grow in non-U.S. markets, any ongoing and future business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
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
Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our operating expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses and merit increases, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
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
Our market risk from assets and liabilities of consolidated SIPs and consolidated VIEs is limited to that of our direct investments in, and/or investment management fees earned from, these entities. Accordingly, the assets and liabilities of our consolidated SIPs and consolidated VIEs are excluded from the discussion below.
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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the quarter ended December 31, 2014 would have resulted in an annualized increase or decrease in pre-tax earnings of $504.0 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,541.2 million at December 31, 2014. Our exposure to interest rate risks from investments in SIPs is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of interest rate changes in any particular market(s) or region(s). We had no exposure to changes in interest rates from debt obligations at December 31, 2014 as all of our outstanding debt was issued at fixed rates.
As of December 31, 2014, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in Europe, The Bahamas, Asia-Pacific, Canada, the Middle East, Africa and Latin America. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase.
The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for 7% of the total cash and cash equivalents and investments at December 31, 2014. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 8% of the total cash and cash equivalents and investments at December 31, 2014. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of December 31, 2014 would result in a $71.0 million decrease in accumulated other comprehensive loss and a $75.0 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at December 31, 2014. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $156.6 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,270.4	$1,397.4	$1,143.4
Investment securities, available-for-sale	574.8	632.3	517.3
Direct investments in consolidated VIEs and consolidated SIPs	296.4	326.0	266.8
Total	$2,141.6	$2,355.7	$1,927.5
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2014 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	628,233	$54.34	628,233	29,144,880
November 2014	711,008	$56.58	711,008	28,433,872
December 2014	1,376,061	$55.81	1,376,061	27,057,811
Total	2,715,302		2,715,302
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2014, 27.1 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	January 30, 2015	By:	/S/ KENNETH A. LEWIS
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)