Form 10-Q
period 2015-03-31
FRANKLIN RESOURCES INC
filed 2015-04-29
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Outstanding: 618,559,281 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 22, 2015.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Income
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2015	2014	2015	2014
Operating Revenues
Investment management fees	$1,347.6	$1,368.0	$2,730.0	$2,741.8
Sales and distribution fees	580.0	638.6	1,175.0	1,275.3
Shareholder servicing fees	66.1	67.7	131.9	143.8
Other	16.1	21.6	37.2	44.5
Total operating revenues	2,009.8	2,095.9	4,074.1	4,205.4
Operating Expenses
Sales, distribution and marketing	710.5	766.3	1,442.0	1,543.0
Compensation and benefits	377.5	372.3	753.0	721.3
Information systems and technology	49.9	51.0	101.1	101.2
Occupancy	32.1	33.8	66.4	66.9
General, administrative and other	82.1	86.5	171.9	173.9
Total operating expenses	1,252.1	1,309.9	2,534.4	2,606.3
Operating Income	757.7	786.0	1,539.7	1,599.1
Other Income (Expenses)
Investment and other income, net	102.9	17.0	154.6	65.2
Interest expense	(1.7)	(11.4)	(13.0)	(24.0)
Other income, net	101.2	5.6	141.6	41.2
Income before taxes	858.9	791.6	1,681.3	1,640.3
Taxes on income	236.0	238.8	492.1	491.5
Net income	622.9	552.8	1,189.2	1,148.8
Less: Net income (loss) attributable to
Nonredeemable noncontrolling interests	14.1	(7.2)	20.8	(24.4)
Redeemable noncontrolling interests	2.3	(1.0)	(4.5)	8.4
Net Income Attributable to Franklin Resources, Inc.	$606.5	$561.0	$1,172.9	$1,164.8
Earnings per Share
Basic	$0.98	$0.89	$1.88	$1.85
Diluted	0.98	0.89	1.88	1.84
Dividends per Share	$0.15	$0.12	$0.80	$0.24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Income	$622.9	$552.8	$1,189.2	$1,148.8
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	8.9	1.5	8.7	(8.5)
Currency translation adjustments, net of tax	(119.5)	(0.1)	(181.0)	8.0
Net unrealized gains (losses) on defined benefit plans, net of tax	—	0.1	1.0	(1.2)
Total other comprehensive income (loss)	(110.6)	1.5	(171.3)	(1.7)
Total comprehensive income	512.3	554.3	1,017.9	1,147.1
Less: Comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	14.1	(7.2)	20.8	(24.4)
Redeemable noncontrolling interests	2.3	(1.0)	(4.5)	8.4
Comprehensive Income Attributable to Franklin Resources, Inc.	$495.9	$562.5	$1,001.6	$1,163.1

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Balance Sheets
Unaudited

(in millions, except share and per share data)	March 31, 2015	September 30, 2014
Assets
Cash and cash equivalents	$8,030.2	$7,476.8
Receivables	919.1	950.0
Investments (including $1,834.5 and $1,845.6 at fair value at March 31, 2015 and September 30, 2014)	2,629.4	2,516.1
Assets of consolidated sponsored investment products
Cash and cash equivalents	45.0	44.9
Investments, at fair value	997.4	1,373.7
Assets of consolidated variable interest entities
Cash and cash equivalents	47.1	74.3
Investments, at fair value	757.0	788.4
Deferred taxes, net	95.6	98.1
Property and equipment, net	516.9	530.7
Goodwill and other intangible assets, net	2,287.6	2,325.9
Other	165.8	178.2
Total Assets	$16,491.1	$16,357.1
Liabilities
Compensation and benefits	$317.8	$465.1
Accounts payable and accrued expenses	220.0	237.5
Dividends	94.6	76.9
Commissions	408.8	440.3
Debt	1,597.7	1,198.2
Debt of consolidated sponsored investment products	107.9	122.3
Debt of consolidated variable interest entities (at fair value at September 30, 2014)	772.4	828.5
Deferred taxes	258.0	259.3
Other	230.0	281.8
Total liabilities	4,007.2	3,909.9
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	54.4	234.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 619,142,013 and 622,893,090 shares issued and outstanding at March 31, 2015 and September 30, 2014	61.9	62.3
Retained earnings	12,048.6	11,625.6
Appropriated retained earnings of consolidated variable interest entities	—	13.9
Accumulated other comprehensive loss	(289.0)	(117.7)
Total Franklin Resources, Inc. stockholders’ equity	11,821.5	11,584.1
Nonredeemable noncontrolling interests	608.0	628.3
Total stockholders’ equity	12,429.5	12,212.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,491.1	$16,357.1
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended March 31,
(in millions)	2015	2014
Net Income	$1,189.2	$1,148.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	59.4	66.3
Depreciation and other amortization	49.4	50.8
Stock-based compensation	72.8	64.3
Excess tax benefit from stock-based compensation	(5.2)	(5.0)
Gains on sale of assets	(12.5)	(32.0)
Income from investments in equity method investees	(7.9)	(34.6)
Net (gains) losses on other investments of consolidated sponsored investment products	(20.7)	33.8
Net gains of consolidated variable interest entities	(3.2)	(8.3)
Deferred income taxes	5.6	(12.9)
Other	9.6	11.3
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(1.4)	(112.0)
Increase in trading securities, net	(5.5)	(75.4)
Decrease (increase) in trading securities of consolidated sponsored investment products, net	16.6	(437.8)
Originations of loans held for sale	—	(37.3)
Decrease in accrued compensation and benefits	(135.2)	(113.3)
Increase (decrease) in commissions payable	(31.5)	9.2
Decrease in income taxes payable	(18.8)	(22.7)
Increase (decrease) in other liabilities	(39.3)	146.2
Net cash provided by operating activities	1,121.4	639.4
Purchase of investments	(115.2)	(138.3)
Liquidation of investments	158.8	287.5
Purchase of investments by consolidated sponsored investment products	(105.6)	(204.2)
Liquidation of investments by consolidated sponsored investment products	149.7	54.1
Purchase of investments by consolidated variable interest entities	(134.9)	(79.9)
Liquidation of investments by consolidated variable interest entities	185.8	215.0
Decrease in loans receivable, net	—	36.8
Decrease in loans transferred to held for sale	—	8.2
Additions of property and equipment, net	(29.7)	(28.4)
Decrease in cash and cash equivalents from net deconsolidation of sponsored investment products	(1.8)	(148.9)
Net cash provided by investing activities	107.1	1.9
Increase (decrease) in deposits	(0.3)	86.2
Issuance of common stock	13.6	20.4
Dividends paid on common stock	(481.0)	(139.9)
Repurchase of common stock	(341.2)	(315.9)
Excess tax benefit from stock-based compensation	5.2	5.0
Proceeds from issuance of debt	395.8	—
Proceeds from issuance of debt by consolidated sponsored investment products	316.5	408.3
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2015	2014
Payments on debt by consolidated sponsored investment products	$(328.6)	$(372.4)
Payments on debt by consolidated variable interest entities	(74.9)	(119.8)
Payments on contingent consideration liabilities	(7.2)	(2.8)
Noncontrolling interests	(42.9)	367.5
Net cash used in financing activities	(545.0)	(63.4)
Effect of exchange rate changes on cash and cash equivalents	(157.2)	9.9
Increase in cash and cash equivalents	526.3	587.8
Cash and cash equivalents, beginning of period	7,596.0	6,323.1
Cash and Cash Equivalents, End of Period	$8,122.3	$6,910.9

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$518.4	$537.1
Cash paid for interest	19.1	21.1
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	17.0	23.3

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2014 (“fiscal year 2014”). Certain amounts for the comparative prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2015.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2014, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that provides an entity the election to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using the more observable fair value of either the financial assets or financial liabilities, and elected this measurement alternative for its consolidated collateralized loan obligations (“CLOs”). The adoption resulted in a $14.2 million increase in debt of consolidated variable interest entities (“VIEs”), a $13.9 million reduction in appropriated retained earnings of consolidated VIEs and a $0.3 million reduction in retained earnings as of October 1, 2014. The Company’s subsequent earnings from the consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs, and no longer include gains or losses on assets and liabilities of the CLOs, which were primarily attributable to noncontrolling interests.
New Accounting Guidance Not Yet Adopted
In February 2015, the FASB issued an amendment to the existing consolidation guidance. The amendment modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest. The amendment allows for either a full retrospective or modified approach at adoption, and is effective for the Company in the first quarter of the fiscal year ending September 30, 2017. The Company is currently evaluating the impact that the adoption of the amendment will have on its consolidated financial statements.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2014.

Note 3 – Stockholders’ Equity
The changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2015
Balance at October 1, 2014	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance	(14.2)		(14.2)
Net income	1,172.9	20.8	1,193.7
Other comprehensive loss	(171.3)		(171.3)
Cash dividends on common stock	(498.7)		(498.7)
Repurchase of common stock	(341.2)		(341.2)
Net distributions		(41.1)	(41.1)
Other[1]	89.9		89.9
Balance at March 31, 2015	$11,821.5	$608.0	$12,429.5
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2014
Balance at October 1, 2013	$10,073.1	$612.4	$10,685.5
Net income (loss)	1,164.8	(24.4)	1,140.4
Net income reclassified to appropriated retained earnings	5.6	(5.6)	—
Other comprehensive loss	(1.7)		(1.7)
Cash dividends on common stock	(151.4)		(151.4)
Repurchase of common stock	(315.9)		(315.9)
Net subscriptions		25.6	25.6
Other[1]	90.7		90.7
Balance at March 31, 2014	$10,865.2	$608.0	$11,473.2
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three and six months ended March 31, 2015, the Company repurchased 3.6 million and 6.3 million shares of its common stock at a cost of $190.0 million and $341.2 million under its stock repurchase program. Effective March 19, 2015, the Company adopted a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate the ongoing repurchase of its common stock under the stock repurchase program. In December 2013, the Company’s Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At March 31, 2015, 23.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2014, the Company repurchased 3.4 million and 5.9 million shares of its common stock at a cost of $178.8 million and $315.9 million.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Income Attributable to Franklin Resources, Inc.	$606.5	$561.0	$1,172.9	$1,164.8
Less: Allocation of earnings to participating nonvested stock and stock unit awards	4.0	3.9	7.3	7.3
Net Income Available to Common Stockholders	$602.5	$557.1	$1,165.6	$1,157.5

Weighted-average shares outstanding – basic	617.6	626.1	618.9	627.1
Effect of non-participating nonvested stock unit awards and dilutive common stock options	0.1	0.4	0.1	0.4
Weighted-Average Shares Outstanding – Diluted	617.7	626.5	619.0	627.5

Earnings per Share
Basic	$0.98	$0.89	$1.88	$1.85
Diluted	0.98	0.89	1.88	1.84
Non-participating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive were 0.9 million and 0.6 million for the three and six months ended March 31, 2015, and 0.1 million for the three and six months ended March 31, 2014.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated sponsored investment products (“SIPs”) and consolidated VIEs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2015	September 30, 2014
Investment securities, trading	$1,278.8	$1,277.5
Investment securities, available-for-sale
SIPs	510.2	517.6
Securities of U.S. states and political subdivisions	7.9	11.3
Securities of the U.S. Treasury and federal agencies	0.7	0.7
Mortgage-backed securities – agency residential[1]	16.3	17.9
Other equity securities	6.1	6.6
Total investment securities, available-for-sale	541.2	554.1
Investments in equity method investees	703.8	594.9
Other investments	105.6	89.6
Total	$2,629.4	$2,516.1
__________________

[1]	Consist of U.S. government-sponsored enterprise obligations.
At March 31, 2015 and September 30, 2014, investment securities with aggregate carrying amounts of $5.0 million and $6.1 million were pledged as collateral.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of March 31, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$465.4	$50.6	$(5.8)	$510.2
Securities of U.S. states and political subdivisions	7.8	0.1	—	7.9
Securities of the U.S. Treasury and federal agencies	0.7	—	—	0.7
Mortgage-backed securities – agency residential	16.2	0.1	—	16.3
Other equity securities	5.1	1.0	—	6.1
Total	$495.2	$51.8	$(5.8)	$541.2

(in millions)		Gross Unrealized
as of September 30, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$477.0	$43.5	$(2.9)	$517.6
Securities of U.S. states and political subdivisions	11.0	0.3	—	11.3
Securities of the U.S. Treasury and federal agencies	0.7	—	—	0.7
Mortgage-backed securities – agency residential	18.0	—	(0.1)	17.9
Other equity securities	6.3	0.3	—	6.6
Total	$513.0	$44.1	$(3.0)	$554.1
The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of March 31, 2015
SIPs	$93.0	$(5.7)	$1.0	$(0.1)	$94.0	$(5.8)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2014
SIPs	$156.4	$(2.7)	$1.5	$(0.2)	$157.9	$(2.9)
Mortgage-backed securities – agency residential	4.0	—	11.6	(0.1)	15.6	(0.1)
Total	$160.4	$(2.7)	$13.1	$(0.3)	$173.5	$(3.0)
The Company recognized $1.0 million and $2.0 million of other-than-temporary impairment during the three and six months ended March 31, 2015, all of which related to available-for-sale SIPs. The Company did not recognize any other-than-temporary impairment of investments during the three months ended March 31, 2014. During the six months ended March 31, 2014, the Company recognized $0.6 million of other-than-temporary impairment, of which $0.4 million related to available-for-sale SIPs.
At March 31, 2015, contractual maturities of available-for-sale debt securities were as follows:

(in millions)	Cost Basis	Fair Value
Due in one year or less	$1.9	$1.9
Due after one year through five years	6.6	6.7
Total	$8.5	$8.6
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2015
Assets
Investment securities, trading	$1,192.7	$82.0	$4.1	$1,278.8
Investment securities, available-for-sale
SIPs	510.2	—	—	510.2
Securities of U.S. states and political subdivisions	—	7.9	—	7.9
Securities of the U.S. Treasury and federal agencies	—	0.7	—	0.7
Mortgage-backed securities – agency residential	—	16.3	—	16.3
Other equity securities	0.9	5.2	—	6.1
Life settlement contracts	—	—	14.5	14.5
Total Assets Measured at Fair Value	$1,703.8	$112.1	$18.6	$1,834.5
Liabilities
Contingent consideration liabilities	$—	$—	$98.7	$98.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Investment securities, trading	$1,196.1	$81.4	$—	$1,277.5
Investment securities, available-for-sale
SIPs	517.6	—	—	517.6
Securities of U.S. states and political subdivisions	—	11.3	—	11.3
Securities of the U.S. Treasury and federal agencies	—	0.7	—	0.7
Mortgage-backed securities – agency residential	—	17.9	—	17.9
Other equity securities	1.7	4.9	—	6.6
Life settlement contracts	—	—	14.0	14.0
Total Assets Measured at Fair Value	$1,715.4	$116.2	$14.0	$1,845.6
Liabilities
Contingent consideration liabilities	$—	$—	$98.5	$98.5

The fair values of substantially all trading investments, all available-for-sale SIPs and certain other equity securities are determined based on their published net asset values. The fair values of certain trading investments, all available-for-sale debt securities and certain other equity securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness. The fair values of certain other trading investments and life settlement contracts are determined using discounted cash flow valuation techniques.
The fair value of contingent consideration liabilities is determined using an income-based method which considers the net present value of anticipated future cash flows. Substantially all of the balance relates to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and six months ended March 31, 2015 and 2014.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2015		2014
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended March 31,
Balance at beginning of period	$14.2	$(100.7)	$13.9	$(101.2)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.5	—	1.0	—
Included in general, administrative and other expense	—	1.9	—	(3.0)
Other	—	—	—	(0.1)
Purchases	4.2	—	—	—
Settlements	(0.3)	0.1	(1.3)	0.1
Balance at End of Period	$18.6	$(98.7)	$13.6	$(104.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.3	$1.9	$0.3	$(3.1)

	2015		2014
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the six months ended March 31,
Balance at beginning of period	$14.0	$(98.5)	$13.8	$(97.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.1	—	1.7	—
Included in general, administrative and other expense	—	(7.5)	—	(8.9)
Other	—	(0.1)	—	(0.4)
Purchases	4.3	—	0.1	—
Sales	—	—	(0.7)	—
Settlements	(0.8)	7.2	(1.3)	2.8
Effect of exchange rate changes	—	0.2	—	—
Balance at End of Period	$18.6	$(98.7)	$13.6	$(104.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.6	$(7.6)	$0.6	$(9.3)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading	$4.1	Discounted cash flow	Discount rate	4.9%–6.1% (5.2%)
			Risk premium	2.7%–2.8% (2.8%)

Life settlement contracts	14.5	Discounted cash flow	Life expectancy	21–146 months (69)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	98.7	Discounted cash flow	AUM growth rate	10.9%–12.7% (11.6%)
			EBITDA margin	26.8%–28.5% (28.1%)
			Discount rate	14.0%

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$14.0	Discounted cash flow	Life expectancy	23–150 months (71)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	98.5	Discounted cash flow	AUM growth rate	3.4%–20.2% (12.8%)
			EBITDA margin	21.9%–30.4% (28.2%)
			Discount rate	14.0%
For investment securities, trading, a significant increase (decrease) in the discount rate or risk premium in isolation would result in a significantly lower (higher) fair value measurement.
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		March 31, 2015		September 30, 2014
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,030.2	$8,030.2	$7,476.8	$7,476.8
Other investments[1]	2 or 3	91.1	96.2	75.6	87.8
Financial Liabilities
Debt	2	1,597.7	1,649.7	1,198.2	1,235.8
_________________
1     Primarily consist of Level 3 assets.

Note 7 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs and consolidated VIEs. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	March 31, 2015	Effective Interest Rate	September 30, 2014	Effective Interest Rate
$250 million 3.125% notes due May 2015	$250.0	3.32%	$250.0	3.32%
$300 million 1.375% notes due September 2017	299.2	1.66%	299.0	1.66%
$350 million 4.625% notes due May 2020	349.8	4.74%	349.8	4.74%
$300 million 2.800% notes due September 2022	299.4	2.93%	299.4	2.93%
$400 million 2.850% notes due March 2025	399.3	2.97%	—	N/A
Total Debt	$1,597.7		$1,198.2
In March 2015, the Company issued senior unsecured and unsubordinated notes with a total face value of $400.0 million due in March 2025. The Company incurred $3.5 million in debt issuance costs, which are included in other assets in the condensed consolidated balance sheet, and the notes were issued at a discount of $0.7 million. The debt issuance costs and discount are being amortized over the term of the notes. The Company intends to use the net proceeds from the issuance of the notes to repay the $250.0 million 3.125% notes due May 2015 and for general corporate purposes.
At March 31, 2015, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.6 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At March 31, 2015, the Company was in compliance with the covenants of the notes.
At March 31, 2015, maturities for debt were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2015	$250.0
2016	—
2017	299.2
2018	—
2019	—
Thereafter	1,048.5
Total	$1,597.7
At March 31, 2015, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012.

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
The balances of consolidated SIPS and consolidated VIEs included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2015			September 30, 2014
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$45.0	$47.1	$92.1	$44.9	$74.3	$119.2
Receivables	15.9	3.8	19.7	16.2	23.0	39.2
Investments, at fair value	997.4	757.0	1,754.4	1,373.7	788.4	2,162.1
Other assets	—	—	—	0.7	—	0.7
Total Assets	$1,058.3	$807.9	$1,866.2	$1,435.5	$885.7	$2,321.2
Liabilities
Accounts payable and accrued expenses	$14.5	$27.0	$41.5	$18.5	$35.3	$53.8
Debt (at fair value at September 30, 2014)	—	772.4	772.4	—	828.5	828.5
Debt	107.9	—	107.9	122.3	—	122.3
Other liabilities	12.8	—	12.8	12.4	—	12.4
Total liabilities	135.2	799.4	934.6	153.2	863.8	1,017.0
Redeemable Noncontrolling Interests	54.4	—	54.4	234.8	—	234.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	280.4	8.5	288.9	436.5	21.9	458.4
Nonredeemable noncontrolling interests	588.3	—	588.3	611.0	—	611.0
Total stockholders’ equity	868.7	8.5	877.2	1,047.5	21.9	1,069.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,058.3	$807.9	$1,866.2	$1,435.5	$885.7	$2,321.2
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2015 and 2014.
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 29 SIPs as of March 31, 2015, and 30 SIPs as of September 30, 2014. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.

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
The assets and liabilities of the CLOs were both carried at fair value through September 30, 2014. The Company adopted new accounting guidance on October 1, 2014 under which the liabilities are measured based on the fair value of the assets. Changes in the fair values of the assets and liabilities prior to the adoption of the new accounting guidance were as follows:

(in millions)	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
Net gains from changes in fair value of assets	$11.0	$24.4
Net losses from changes in fair value of liabilities	(8.8)	(16.5)
Total Net Gains	$2.2	$7.9
During the three and six months ended March 31, 2015, the Company recognized $0.2 million of net losses and $5.1 million of net gains related to its own economic interests in the CLOs. There was no net gain or loss resulting from changes in the values of the assets and liabilities of the CLOs due to the new accounting guidance.
The following tables present information on the investments and debt of the CLOs:

(in millions)	Investments
as of March 31, 2015
Unpaid principal balance	$765.2
Difference between unpaid principal balance and fair value	(8.2)
Fair Value	$757.0

(in millions)	Investments	Debt
as of September 30, 2014
Unpaid principal balance	$787.1	$861.9
Difference between unpaid principal balance and fair value	1.3	(33.4)
Fair Value	$788.4	$828.5
The unpaid principal balance of the debt of the CLOs was $801.6 million at March 31, 2015. There were no investments 90 days or more past due at March 31, 2015 or September 30, 2014.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	March 31, 2015			September 30, 2014
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$180.9	$—	$180.9	$249.6	$—	$249.6
Other debt securities	150.7	757.0	907.7	205.6	788.4	994.0
Other equity securities	665.8	—	665.8	918.5	—	918.5
Total Investments	$997.4	$757.0	$1,754.4	$1,373.7	$788.4	$2,162.1
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

Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	March 31, 2015	Effective Interest Rate	September 30, 2014	Effective Interest Rate
(in millions)
Debt of consolidated SIPs due fiscal years 2015-2019	$107.9	4.14%	$122.3	3.87%
Debt of consolidated VIEs due fiscal years 2018-2024	772.4	1.53%	828.5	1.43%
Total Debt	$880.3		$950.8
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.30% to 5.81% at March 31, 2015, and from 2.19% to 5.89% at September 30, 2014. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 0.49% to 9.74% at March 31, 2015, and from 0.46% and 9.73% at September 30, 2014.
At March 31, 2015, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2015	$47.6
2016	—
2017	18.7
2018	200.6
2019	328.5
Thereafter	284.9
Total	$880.3
Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis. See Note 6 – Fair Value Measurements for information related to the three levels of fair value hierarchy.

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$47.1	$—	$—	$47.1
Receivables of consolidated VIEs	—	3.8	—	3.8
Investments of consolidated VIEs	—	756.6	0.4	757.0
Investments of consolidated SIPs
Equity securities	104.9	27.3	636.5	768.7
Debt securities	0.5	77.5	150.7	228.7
Total Assets Measured at Fair Value	$152.5	$865.2	$787.6	$1,805.3
Liabilities
Other liabilities of consolidated SIPs	$4.3	$0.8	$—	$5.1

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$74.3	$—	$—	$74.3
Receivables of consolidated VIEs	—	23.0	—	23.0
Investments of consolidated VIEs	—	787.9	0.5	788.4
Investments of consolidated SIPs
Equity securities	149.9	304.0	614.3	1,068.2
Debt securities	2.4	96.8	206.3	305.5
Total Assets Measured at Fair Value	$226.6	$1,211.7	$821.1	$2,259.4
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$35.3	$—	$35.3
Debt of consolidated VIEs	—	781.3	47.2	828.5
Other liabilities of consolidated SIPs	4.0	0.6	—	4.6
Total Liabilities Measured at Fair Value	$4.0	$817.2	$47.2	$868.4
The investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient consisted of the following:

(in millions)	Redemption Frequency	Fair Value Level	March 31, 2015	September 30, 2014
Global fixed-income fund	Monthly	2	$—	$275.1
Hedge funds	Monthly or quarterly	2	26.9	27.2
Real estate and private equity funds	Nonredeemable	3	438.0	392.3
Hedge funds	Triennially	3	1.2	1.2
Total			$466.1	$695.8
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.0 years and 3.9 years at March 31, 2015 and September 30, 2014. The consolidated SIPs’ unfunded commitments to these funds totaled $111.7 million and $139.2 million at March 31, 2015 and September 30, 2014, of which the Company was contractually obligated to fund $2.5 million and $3.1 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2 during the three and six months ended March 31, 2015. Transfers into Level 2 from Level 1 were $0.1 million during the three and six months ended March 31, 2014, and transfers into Level 1 from Level 2 were nil and $0.1 million during the same periods.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the three months ended March 31, 2015	Equity	Debt
Balance at January 1, 2015	$602.8	$151.6	$0.4	$754.8
Realized and unrealized gains (losses) included in investment and other income, net	19.8	(6.5)	—	13.3
Purchases	40.1	16.7	—	56.8
Sales	(21.0)	(7.1)	—	(28.1)
Effect of exchange rate changes	(5.2)	(4.0)	—	(9.2)
Balance at March 31, 2015	$636.5	$150.7	$0.4	$787.6
Change in unrealized losses included in net income relating to assets and liabilities held at March 31, 2015	$(0.9)	$(33.2)	$—	$(34.1)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2015	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	28.1	(2.6)	(0.1)	25.4	—
Purchases	87.4	18.4	—	105.8	—
Sales	(86.1)	(64.3)	—	(150.4)	—
Settlements	—	(0.6)	—	(0.6)	—
Effect of exchange rate changes	(7.2)	(6.5)	—	(13.7)	—
Balance at March 31, 2015	$636.5	$150.7	$0.4	$787.6	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2015	$17.0	$(2.8)	$(0.1)	$14.1	$—

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended March 31, 2014	Equity	Debt
Balance at January 1, 2014	$502.6	$254.4	$0.5	$757.5	$(52.2)
Realized and unrealized gains (losses) included in investment and other income, net	(15.8)	6.3	—	(9.5)	1.1
Purchases	76.3	16.5	—	92.8	—
Sales	(11.1)	(8.7)	—	(19.8)	—
Effect of exchange rate changes	0.1	—	—	0.1	—
Balance at March 31, 2014	$552.1	$268.5	$0.5	$821.1	$(51.1)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2014	$(14.6)	$11.0	$—	$(3.6)	$1.1

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2014	Equity	Debt
Balance at October 1, 2013	$470.9	$272.3	$0.5	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	(19.5)	(21.4)	—	(40.9)	8.6
Purchases	126.5	38.7	—	165.2	—
Sales	(26.7)	(22.6)	—	(49.3)	—
Effect of exchange rate changes	0.9	1.5	—	2.4	—
Balance at March 31, 2014	$552.1	$268.5	$0.5	$821.1	$(51.1)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2014	$(18.6)	$(22.5)	$—	$(41.1)	$8.6
There were no transfers into or out of Level 3 during the six months ended March 31, 2015 and 2014.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$150.7	Discounted cash flow	Discount rate	3.5%–17.0% (9.2%)
			Risk premium	0.0%–8.0% (2.5%)

Equity securities	162.2	Market comparable companies	EBITDA multiple	4.2–10.8 (8.8)
			Discount for lack of marketability	25.0%–50.0% (34.2%)
	14.7	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)
	20.4	Market pricing	Price to book value ratio	1.8–2.8 (2.3)

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$206.3	Discounted cash flow	Discount rate	3.6%–18.0% (11.9%)
			Risk premium	0.0%–8.0% (1.9%)

Equity securities	152.9	Market comparable companies	EBITDA multiple	3.1–11.0 (8.0)
			Discount for lack of marketability	25.0%–50.0% (33.2%)
	38.1	Discounted cash flow	Discount rate	6.0%–20.0% (16.9%)
	29.8	Market pricing	Price to book value ratio	1.8–2.8 (2.1)
Level 3 debt securities held by consolidated SIPs consisted of corporate loans and notes, mezzanine loans and convertible debentures, and equity securities consisted primarily of common and preferred shares at March 31, 2015 and September 30, 2014.
The fair values of Level 3 assets and liabilities that were determined based on NAV or third-party pricing information are excluded from the above two tables. At March 31, 2015 and September 30, 2014, the asset exclusions consisted of $439.2 million and $393.5 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient. At September 30, 2014, $47.2 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes was also excluded.
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

Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		March 31, 2015		September 30, 2014
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$45.0	$45.0	$44.9	$44.9
Financial Liabilities
Debt of consolidated VIEs[1]	2 or 3	772.4	755.0	—	—
Debt of consolidated SIPs	3	107.9	105.8	122.3	122.0
_________________
1     Substantially all is Level 2.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the six months ended March 31,	2015	2014
Balance at beginning of period	$234.8	$121.8
Net (loss) income	(4.5)	8.4
Net (distributions) subscriptions and other	(1.8)	341.9
Net deconsolidations	(174.1)	(298.9)
Balance at End of Period	$54.4	$173.2
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

(in millions)	March 31, 2015	September 30, 2014
Receivables	$49.0	$49.8
Investments	204.3	202.0
Total	$253.3	$251.8
The Company’s total AUM of non-consolidated VIEs was $40.6 billion at March 31, 2015 and $42.4 billion at September 30, 2014.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2014 or the six months ended March 31, 2015.

Note 9 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2015 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of March 31, 2015:

(in millions)
for the fiscal years ending September 30,	Amount
2015	$22.7
2016	44.0
2017	37.7
2018	34.7
2019	30.4
Thereafter	209.7
Total Minimum Lease Payments	$379.2
At March 31, 2015, there were no other changes that would have a material effect on the other commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2014.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at October 1, 2014	3,473	$48.55
Granted	2,653	55.67
Vested	(574)	41.91
Forfeited/canceled	(163)	44.24
Nonvested Balance at March 31, 2015	5,389	$52.89
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $200.2 million at March 31, 2015. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Investment and Other Income, Net
Dividend income	$1.9	$2.2	$4.1	$5.3
Interest income	3.4	2.4	5.4	4.7
Gains on trading investment securities, net	6.0	3.7	3.0	7.1
Realized gains on sale of investment securities, available-for-sale	3.3	11.0	8.1	30.6
Realized losses on sale of investment securities, available-for-sale	(1.2)	(0.2)	(1.5)	(0.8)
Income from investments in equity method investees	1.2	9.7	7.9	34.6
Other-than-temporary impairment of investments	(1.0)	—	(2.0)	(0.6)
Gains (losses) on investments of consolidated SIPs, net	20.7	(15.4)	23.6	(20.7)
Gains (losses) from consolidated VIEs, net	(0.2)	2.2	5.1	7.9
Foreign currency exchange gains (losses), net	67.1	(2.1)	90.4	(12.6)
Other, net	1.7	3.5	10.5	9.7
Total	102.9	17.0	154.6	65.2
Interest Expense	(1.7)	(11.4)	(13.0)	(24.0)
Other Income, Net	$101.2	$5.6	$141.6	$41.2
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its non-consolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $37.1 million and $73.6 million for the three and six months ended March 31, 2015 and $63.0 million and $188.6 million for the three and six months ended March 31, 2014.
Net gains recognized on the Company’s trading investment securities that were held at March 31, 2015 and 2014 were $6.0 million and $3.0 million during the three and six months ended March 31, 2015, and $3.3 million and $5.2 million during the three and six months ended March 31, 2014. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at March 31, 2015 and 2014 were $6.0 million and $1.8 million during the three and six months ended March 31, 2015, and $(0.3) million and $7.4 million during the three and six months ended March 31, 2014.
Note 12 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2015
Balance at January 1, 2015	$30.8	$(205.1)	$(4.1)	$(178.4)
Other comprehensive income (loss) before reclassifications, net of tax	9.6	(119.5)	—	(109.9)
Reclassifications to net investment and other income, net of tax	(0.7)	—	—	(0.7)
Total other comprehensive income (loss)	8.9	(119.5)	—	(110.6)
Balance at March 31, 2015	$39.7	$(324.6)	$(4.1)	$(289.0)

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Gains (Losses) on Defined Benefit Plans	Total
for the six months ended March 31, 2015
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	12.6	(181.0)	1.0	(167.4)
Reclassifications to net investment and other income, net of tax	(3.9)	—	—	(3.9)
Total other comprehensive income (loss)	8.7	(181.0)	1.0	(171.3)
Balance at March 31, 2015	$39.7	$(324.6)	$(4.1)	$(289.0)

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Gains (Losses) on Defined Benefit Plans	Total
for the three months ended March 31, 2014
Balance at January 1, 2014	$61.9	$(55.1)	$(3.9)	$2.9
Other comprehensive income (loss) before reclassifications, net of tax	4.1	(0.1)	0.1	4.1
Reclassifications to net investment and other income, net of tax	(2.6)	—	—	(2.6)
Total other comprehensive income (loss)	1.5	(0.1)	0.1	1.5
Balance at March 31, 2014	$63.4	$(55.2)	$(3.8)	$4.4

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2014
Balance at October 1, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	5.0	8.0	(1.2)	11.8
Reclassifications to net investment and other income, net of tax	(13.5)	—	—	(13.5)
Total other comprehensive income (loss)	(8.5)	8.0	(1.2)	(1.7)
Balance at March 31, 2014	$63.4	$(55.2)	$(3.8)	$4.4
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
While forward-looking statements are our best prediction at the time that they are made, you should not rely on them, and you are hereby cautioned against doing so. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Form 10-Q that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.

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
During the first half of our fiscal year, the global equity markets experienced volatility but provided positive returns, evidenced by increases of 4% in the MSCI World Index and 6% in the S&P 500 Index. The rally in the U.S. equity markets slowed in our second fiscal quarter amidst concerns about economic growth, interest rates and the strengthening U.S. dollar, resulting in a modest 1% increase in the S&P 500 Index during the period. The MSCI World Index increased 2% during the quarter, bolstered by the U.S. equity markets and the start of a quantitative easing program by the European Central Bank, but tempered by ongoing economic growth concerns in Europe and emerging markets, including continued uncertainty in Greece. The global bond markets had mixed results, with the Barclays Global Aggregate Index decreasing 2% during the second fiscal quarter and 3% for the fiscal year to date as the Federal Reserve Bank ended its quantitative easing program during our first quarter while interest rates have remained low and other central banks continued their accommodative monetary policies.
Our total AUM at March 31, 2015 was $880.6 billion, 2% lower than at September 30, 2014 and 1% lower than at March 31, 2014. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2015 increased 1% and 2% from the same periods in the prior fiscal year.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2015	2014		2015	2014
Operating revenues	$2,009.8	$2,095.9	(4)%	$4,074.1	$4,205.4	(3)%
Operating income	757.7	786.0	(4)%	1,539.7	1,599.1	(4)%
Net income attributable to Franklin Resources, Inc.	606.5	561.0	8%	1,172.9	1,164.8	1%
Diluted earnings per share	$0.98	$0.89	10%	$1.88	$1.84	2%
Operating margin[1]	37.7%	37.5%		37.8%	38.0%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $28.3 million and $59.4 million for the three and six months ended March 31, 2015, as compared to the same periods in the prior fiscal year, as both revenues and expenses decreased 4% for the three-month period and 3% for the six-month period. AUM was relatively flat year over year, however lower sales resulted in decreases in both revenues and expenses. The expense decrease was partially offset by higher compensation and benefits.
Net income attributable to Franklin Resources, Inc. increased $45.5 million and $8.1 million for the three and six months ended March 31, 2015, primarily due to higher investment and other income, net, less the portion attributable to noncontrolling interests, partially offset by the decreases in operating income.
The increases in diluted earnings per share for the three and six months ended March 31, 2015 were consistent with the increases in net income and the impacts of 1% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2015.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	March 31, 2015	March 31, 2014	Percent Change
Equity
Global/international	$251.8	$262.8	(4)%
United States	115.6	110.1	5%
Total equity	367.4	372.9	(1)%
Hybrid	158.2	154.0	3%
Fixed-Income
Tax-free	74.2	70.1	6%
Taxable
Global/international	211.1	223.5	(6)%
United States	63.1	60.1	5%
Total fixed-income	348.4	353.7	(1)%
Cash Management	6.6	6.3	5%
Total	$880.6	$886.9	(1)%
Average for the Three-Month Period	$881.6	$876.4	1%
Average for the Six-Month Period	$889.0	$870.0	2%
AUM at March 31, 2015 decreased 1% from March 31, 2014. Decreases during the twelve-month period of $17.4 billion due to foreign exchange revaluation, $6.6 billion of net new outflows and $5.1 billion of net distributions were substantially offset by $22.8 billion of market appreciation.
Average AUM increased 1% and 2% during the three and six months ended March 31, 2015 from the same periods in the prior fiscal year. Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.

Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2015	2014		2015	2014
Equity
Global/international	$250.3	$258.6	(3)%	28%	30%
United States	114.1	107.0	7%	13%	12%
Total equity	364.4	365.6	0%	41%	42%
Hybrid	157.9	149.9	5%	18%	17%
Fixed-Income
Tax-free	74.1	69.7	6%	8%	8%
Taxable
Global/international	215.3	225.2	(4)%	25%	25%
United States	62.9	59.6	6%	7%	7%
Total fixed-income	352.3	354.5	(1)%	40%	40%
Cash Management	7.0	6.4	9%	1%	1%
Total	$881.6	$876.4	1%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2015	2014		2015	2014
Equity
Global/international	$253.7	$256.1	(1)%	29%	29%
United States	113.0	104.2	8%	12%	12%
Total equity	366.7	360.3	2%	41%	41%
Hybrid	158.5	146.3	8%	18%	17%
Fixed-Income
Tax-free	73.4	70.6	4%	8%	8%
Taxable
Global/international	220.0	227.1	(3)%	25%	26%
United States	63.3	59.2	7%	7%	7%
Total fixed-income	356.7	356.9	0%	40%	41%
Cash Management	7.1	6.5	9%	1%	1%
Total	$889.0	$870.0	2%	100%	100%

Components of the change in AUM were as follows:

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2015	2014		2015	2014
Beginning AUM	$880.1	$879.1	0%	$898.0	$844.7	6%
Long-term sales	46.5	49.8	(7)%	93.2	99.6	(6)%
Long-term redemptions	(51.9)	(56.7)	(8)%	(101.9)	(106.4)	(4)%
Net cash management	(0.2)	(0.2)	0%	(0.4)	(0.3)	33%
Net new flows	(5.6)	(7.1)	(21)%	(9.1)	(7.1)	28%
Reinvested distributions	3.3	3.3	0%	18.4	13.0	42%
Net flows	(2.3)	(3.8)	(39)%	9.3	5.9	58%
Distributions	(4.2)	(4.3)	(2)%	(21.6)	(15.6)	38%
Appreciation (depreciation) and other[1]	7.0	15.9	(56)%	(5.1)	51.9	NM
Ending AUM	$880.6	$886.9	(1)%	$880.6	$886.9	(1)%
__________________

[1]	Includes impact of foreign exchange revaluation.

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2015	$248.5	$113.1	$157.1	$73.2	$219.1	$62.2	$6.9	$880.1
Long-term sales	11.6	5.5	6.7	2.4	15.9	4.4	—	46.5
Long-term redemptions	(13.3)	(6.6)	(6.4)	(2.2)	(19.5)	(3.9)	—	(51.9)
Net exchanges	0.1	0.5	—	—	(0.4)	(0.1)	(0.1)	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(1.6)	(0.6)	0.3	0.2	(4.0)	0.4	(0.3)	(5.6)
Reinvested distributions	0.2	0.1	1.2	0.5	1.0	0.3	—	3.3
Net flows	(1.4)	(0.5)	1.5	0.7	(3.0)	0.7	(0.3)	(2.3)
Distributions	(0.3)	(0.1)	(1.4)	(0.6)	(1.3)	(0.5)	—	(4.2)
Appreciation (depreciation) and other[1]	5.0	3.1	1.0	0.9	(3.7)	0.7	—	7.0
AUM at March 31, 2015	$251.8	$115.6	$158.2	$74.2	$211.1	$63.1	$6.6	$880.6
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the three months ended March 31, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2014	$260.4	$105.3	$147.8	$69.0	$231.3	$58.7	$6.6	$879.1
Long-term sales	13.2	8.2	8.1	2.3	14.3	3.7	—	49.8
Long-term redemptions	(14.4)	(6.2)	(7.2)	(3.6)	(22.0)	(3.3)	—	(56.7)
Net exchanges	—	0.6	0.5	(0.2)	(1.1)	0.3	(0.1)	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(1.2)	2.6	1.4	(1.5)	(8.8)	0.7	(0.3)	(7.1)
Reinvested distributions	0.1	0.1	1.1	0.6	1.1	0.3	—	3.3
Net flows	(1.1)	2.7	2.5	(0.9)	(7.7)	1.0	(0.3)	(3.8)
Distributions	(0.2)	(0.1)	(1.3)	(0.7)	(1.5)	(0.5)	—	(4.3)
Appreciation and other[1]	3.7	2.2	5.0	2.7	1.4	0.9	—	15.9
AUM at March 31, 2014	$262.8	$110.1	$154.0	$70.1	$223.5	$60.1	$6.3	$886.9
__________________

[1]	Includes impact of foreign exchange revaluation.
AUM increased $0.5 billion during the quarter ended March 31, 2015. Appreciation and other of $7.0 billion, which consisted of $14.7 billion of market appreciation net of a $7.7 billion decrease due to foreign exchange revaluation, was substantially offset by $5.6 billion of net new outflows. The market appreciation occurred primarily in equity products, partially offset by depreciation in global/international fixed-income products, and reflected mixed returns in global markets, with increases in the MSCI World index of 2% and the S&P 500 index of 1%, while the Barclays Global Aggregate Index decreased 2%. The foreign exchange revaluation was related to AUM in products that are not U.S. dollar denominated, which represented approximately 12% of total AUM, and primarily resulted from strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. Long-term sales decreased 7% to $46.5 billion, as compared to the prior-year period, due to lower sales of equity and hybrid products, partially offset by higher sales of fixed-income products. Long-term redemptions decreased 8% to $51.9 billion, primarily due to lower redemptions of global/international and tax-free fixed-income products.
AUM increased $7.8 billion or 1% during the quarter ended March 31, 2014, primarily due to $15.9 billion of market appreciation and other, partially offset by $7.1 billion of net new outflows. The market appreciation occurred in all long-term investment objectives and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 1% and 2%. The net new outflows primarily resulted from global/international fixed-income products, partially offset by net new flows in U.S. equity products.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	22.4	10.7	14.2	4.4	33.5	8.0	—	93.2
Long-term redemptions	(27.5)	(13.1)	(12.9)	(4.3)	(36.0)	(8.1)	—	(101.9)
Net exchanges	—	0.9	—	0.1	(0.7)	(0.3)	—	—
Net cash management	—	—	—	—	—	—	(0.4)	(0.4)
Net new flows	(5.1)	(1.5)	1.3	0.2	(3.2)	(0.4)	(0.4)	(9.1)
Reinvested distributions	4.5	4.0	3.1	1.0	4.9	0.9	—	18.4
Net flows	(0.6)	2.5	4.4	1.2	1.7	0.5	(0.4)	9.3
Distributions	(5.2)	(4.3)	(3.5)	(1.3)	(6.1)	(1.2)	—	(21.6)
Appreciation (depreciation) and other[1]	(3.9)	7.9	(1.7)	2.2	(9.6)	—	—	(5.1)
AUM at March 31, 2015	$251.8	$115.6	$158.2	$74.2	$211.1	$63.1	$6.6	$880.6
__________________

[1]	Includes impact of foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the six months ended March 31, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	28.3	14.3	14.6	4.2	30.2	8.0	—	99.6
Long-term redemptions	(26.7)	(12.3)	(11.3)	(8.1)	(40.4)	(7.6)	—	(106.4)
Net exchanges	0.3	1.0	1.3	(1.0)	(1.7)	0.1	—	—
Net cash management	—	—	—	—	—	—	(0.3)	(0.3)
Net new flows	1.9	3.0	4.6	(4.9)	(11.9)	0.5	(0.3)	(7.1)
Reinvested distributions	3.1	2.6	2.6	1.2	2.7	0.8	—	13.0
Net flows	5.0	5.6	7.2	(3.7)	(9.2)	1.3	(0.3)	5.9
Distributions	(3.5)	(2.8)	(3.0)	(1.5)	(3.7)	(1.1)	—	(15.6)
Appreciation and other[1]	17.4	10.1	12.3	2.9	7.6	1.6	—	51.9
AUM at March 31, 2014	$262.8	$110.1	$154.0	$70.1	$223.5	$60.1	$6.3	$886.9
__________________

[1]	Includes impact of foreign exchange revaluation.
AUM decreased $17.4 billion or 2% during the six months ended March 31, 2015, primarily due to $9.1 billion of net new outflows and $5.1 billion of depreciation and other, which consisted of a $12.3 billion decrease due to foreign exchange revaluation partially offset by $7.2 billion of market appreciation. The market appreciation occurred primarily in equity products, partially offset by depreciation in global/international fixed-income products, and reflected mixed returns in global markets, with increases in the MSCI World index of 4% and the S&P 500 index of 6%, while the Barclays Global Aggregate Index decreased 3%. The foreign exchange revaluation was related to AUM in products that are not U.S. dollar denominated, which represented approximately 12% of total AUM, and primarily resulted from strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. Long-term sales decreased 6% to $93.2 billion, as compared to the prior-year period, primarily due to lower sales of equity products, partially offset by higher sales of global/international fixed-income products. Long-term redemptions decreased 4% to $101.9 billion, as lower redemptions of fixed-income products were partially offset by higher redemptions of equity and hybrid products.
AUM increased $42.2 billion or 5% during the six months ended March 31, 2014, primarily due to $51.9 billion of market appreciation and other, partially offset by $7.1 billion of net new outflows. The market appreciation occurred in all long-term investment objectives, most significantly in equity and hybrid products, and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 10% and 13%. The net new outflows primarily resulted from global/international fixed-income products, partially offset by net new flows in equity products.

Average AUM by sales region is shown below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2015	2014		2015	2014
United States	$584.2	$571.5	2%	$586.7	$565.1	4%
International
Europe, the Middle East and Africa	140.6	148.8	(6)%	143.2	149.2	(4)%
Asia-Pacific	91.8	89.7	2%	92.4	89.1	4%
Canada	36.2	38.2	(5)%	37.3	37.9	(2)%
Latin America[1]	28.8	28.2	2%	29.4	28.7	2%
Total international	297.4	304.9	(2)%	302.3	304.9	(1)%
Total	$881.6	$876.4	1%	$889.0	$870.0	2%
__________________

[1]	Latin America sales region includes North America-based advisors serving non-resident clients.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. The investment performance of our taxable fixed-income products has been strong with AUM frequently outperforming the benchmarks and peer group medians for the one-, three-, five- and ten-year periods ended March 31, 2015. Our global/international fixed-income funds generated notable results with at least 87% of AUM exceeding the benchmarks and at least 91% of AUM exceeding the peer group medians for all periods presented. In addition, 89% of AUM in our tax-free fixed-income products exceeded the peer group median for the ten-year period. The performance of our hybrid products in comparison to the benchmarks and peer group medians has declined from September 30, 2014 primarily due to lower performance in the one-year period by the Franklin Income Fund, which represents 70% of the hybrid category. The performance of our equity products has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison[1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2015	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	12%	39%	35%	51%	32%	61%	38%	59%
United States	19%	5%	9%	34%	48%	37%	52%	45%
Total equity	14%	27%	25%	44%	38%	53%	43%	53%
Hybrid	6%	8%	8%	1%	1%	92%	94%	98%
Fixed-Income
Tax-free	72%	60%	59%	38%	69%	65%	64%	89%
Taxable
Global/international	87%	89%	87%	90%	91%	93%	93%	99%
United States	22%	54%	61%	52%	36%	23%	42%	62%
Total fixed-income	73%	76%	76%	70%	76%	74%	77%	90%
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

AUM measured in the benchmark and peer group rankings represents 90% and 85% of our total AUM as of March 31, 2015. The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 20, 2015 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2015	2014		2015	2014
Investment management fees	$1,347.6	$1,368.0	(1)%	$2,730.0	$2,741.8	0%
Sales and distribution fees	580.0	638.6	(9)%	1,175.0	1,275.3	(8)%
Shareholder servicing fees	66.1	67.7	(2)%	131.9	143.8	(8)%
Other	16.1	21.6	(25)%	37.2	44.5	(16)%
Total Operating Revenues	$2,009.8	$2,095.9	(4)%	$4,074.1	$4,205.4	(3)%
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
Investment management fees decreased $20.4 million and $11.8 million for the three and six months ended March 31, 2015, primarily due to the impact of lower effective fee rates, partially offset by 1% and 2% increases in average AUM. The increases in average AUM primarily occurred in the U.S. sales region, and in the hybrid and U.S. equity investment objectives.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 61.1 and 61.4 basis points for the three and six months ended March 31, 2015, from 62.4 and 63.0 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to higher weighting of AUM in U.S products and in lower fee products in the global/international fixed-income and equity objectives, and lower performance fees. The rate decrease for the six-month period was partially offset by a change in the pricing structure in Canada effective January 1, 2014 which resulted in the bundling of investment management and servicing fees.
Performance-based investment management fees were $9.3 million and $11.9 million for the three and six months ended March 31, 2015, and $10.2 million and $36.2 million for the same periods in the prior fiscal year, with the decrease for the six-month period primarily related to fund of hedge funds products.
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
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2015	2014		2015	2014
Asset-based fees	$428.3	$446.7	(4)%	$876.1	$900.2	(3)%
Sales-based fees	148.9	188.8	(21)%	293.6	368.6	(20)%
Contingent sales charges	2.8	3.1	(10)%	5.3	6.5	(18)%
Sales and Distribution Fees	$580.0	$638.6	(9)%	$1,175.0	$1,275.3	(8)%
Asset-based distribution fees decreased $18.4 million and $24.1 million for the three and six months ended March 31, 2015 due to $20.1 million and $34.3 million decreases in distribution fees related to non-U.S. products, partially offset by $1.7 million and $10.2 million increases related to U.S. products. The decreases in fees from non-U.S. products primarily resulted from 10% and 9% decreases in the related average international AUM. The increases in fees from U.S. products primarily resulted from a higher mix of hybrid products, and a 1% increase in the related average U.S. AUM for the six-month period. Equity and hybrid products typically generate higher distribution fees than fixed-income products.
Sales-based fees decreased $39.9 million and $75.0 million for the three and six months ended March 31, 2015 primarily due to 29% and 26% decreases in total commissionable sales, partially offset by a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales fees than non-U.S. products. Commissionable sales represented 10% of total sales for the three and six months ended March 31, 2015, and 13% and 12% for the same periods in the prior fiscal year.
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
Shareholder servicing fees decreased $1.6 million and $11.9 million for the three and six months ended March 31, 2015. The decrease for the six-month period was primarily due to the change in fee structure in Canada.
Other
Other revenue decreased $5.5 million and $7.3 million for the three and six months ended March 31, 2015, primarily due to lower interest and dividend income from consolidated SIPs and the termination of our banking business in fiscal year 2014.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2015	2014		2015	2014
Sales, distribution and marketing	$710.5	$766.3	(7)%	$1,442.0	$1,543.0	(7)%
Compensation and benefits	377.5	372.3	1%	753.0	721.3	4%
Information systems and technology	49.9	51.0	(2)%	101.1	101.2	0%
Occupancy	32.1	33.8	(5)%	66.4	66.9	(1)%
General, administrative and other	82.1	86.5	(5)%	171.9	173.9	(1)%
Total Operating Expenses	$1,252.1	$1,309.9	(4)%	$2,534.4	$2,606.3	(3)%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2015	2014		2015	2014
Asset-based expenses	$541.6	$562.5	(4)%	$1,109.2	$1,141.0	(3)%
Sales-based expenses	139.7	171.7	(19)%	273.4	335.7	(19)%
Amortization of deferred sales commissions	29.2	32.1	(9)%	59.4	66.3	(10)%
Sales, Distribution and Marketing	$710.5	$766.3	(7)%	$1,442.0	$1,543.0	(7)%
Asset-based expenses decreased $20.9 million and $31.8 million for the three and six months ended March 31, 2015 due to $31.5 million and $57.8 million decreases in distribution expense related to non-U.S. products, partially offset by $3.9 million and $13.8 million increases in distribution expense related to U.S. products and $6.7 million and $12.2 million increases in marketing support expense. The decreases in expense related to non-U.S. products primarily resulted from 11% and 9% decreases in the related average international AUM, partially offset by a higher mix of equity and hybrid products. The increases in expense related to U.S. products primarily resulted from 1% and 2% increases in the related average U.S. AUM and a higher mix of hybrid products. Equity and hybrid products typically have higher expense rates than fixed-income products. The increases in marketing support expense were primarily due to a change in fee structure for certain service providers from sales-based fees to asset-based fees and higher average U.S. AUM.
Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $32.0 million and $62.3 million for the three and six months ended March 31, 2015 primarily due to 29% and 26% decreases in total commissionable sales and the change in fee structure for certain marketing support service providers. These decreases were partially offset by $11.3 million and $15.2 million increases related to a change in fee structure in India under which we assumed responsibility for commission expenses previously paid by the local fund products in exchange for offsetting additional investment management fees, and a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions decreased $2.9 million and $6.9 million for the three and six months ended March 31, 2015 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors.

Compensation and Benefits
Compensation and benefit expenses increased $5.2 million and $31.7 million for the three and six months ended March 31, 2015. Salaries, wages and benefits increased $5.8 million and $11.5 million primarily due to higher staffing levels, annual merit salary adjustments that were effective December 1, 2014 and 2013, and higher health insurance costs, partially offset by favorable currency impacts. Variable compensation decreased $0.6 million for the three-month period primarily due to lower bonus expense based on lowered expectations of our annual performance and a decrease in private equity and other product performance fees, substantially offset by higher amortization of stock and stock unit awards. Variable compensation increased $20.2 million for the six-month period primarily due to increases of $11.7 million in bonus expense due to higher staffing and salary levels and amortization of stock and stock unit awards, and $6.5 million related to private equity and other product performance fees. Variable compensation as a percentage of compensation and benefits was 39% and 40% for the three and six months ended March 31, 2015 and 40% and 39% for the same periods in the prior fiscal year. At March 31, 2015, our global workforce had increased to approximately 9,400 employees from approximately 9,000 employees at March 31, 2014.
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
Information Systems and Technology
Information systems and technology expenses decreased $1.1 million and $0.1 million for the three and six months ended March 31, 2015. The decrease for the three-month period was primarily due to lower software and technical consulting costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Net carrying value at beginning of period	$86.4	$88.6	$85.5	$93.5
Additions, net of disposals	5.5	10.4	18.4	16.3
Amortization	(11.3)	(10.9)	(23.3)	(21.7)
Net Carrying Value at End of Period	$80.6	$88.1	$80.6	$88.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $1.7 million and $0.5 million for the three and six months ended March 31, 2015. The decrease for the three-month period was primarily due to lower building maintenance costs.
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
General, administrative and other operating expenses decreased $4.4 million and $2.0 million for the three and six months ended March 31, 2015 primarily due to lower professional fees and contingent consideration expense for the K2 Advisors Holdings, LLC (“K2”) acquisition, partially offset by higher Canadian fund expenses. Professional fees decreased $2.8 million and $8.2 million primarily due to fees incurred in the prior year for various corporate activities including the winding down of our banking business. The change in the fair value of the K2 contingent consideration liability decreased $3.9 million and $0.7 million due to revised estimates of K2’s future revenues and profits. The increases due to Canadian fund expenses were $1.2 million and $8.4 million. The decrease for the six-month period also included a $2.2 million decrease in consolidated SIPs expenses.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2015	2014		2015	2014
Investment and other income, net	$102.9	$17.0	505%	$154.6	$65.2	137%
Interest expense	(1.7)	(11.4)	(85)%	(13.0)	(24.0)	(46)%
Other Income, Net	$101.2	$5.6	NM	$141.6	$41.2	244%
Investment and other income, net consists primarily of income (losses) from equity method investees, realized gains (losses) on sale of available-for-sale investment securities, gains (losses) on investments of consolidated SIPs and trading investment securities, foreign currency exchange gains (losses) and dividend and interest income.
Other income, net increased $95.6 million and $100.4 million for the three and six months ended March 31, 2015 primarily due to net gains from foreign currency exchange and securities held by consolidated SIPs, as well as lower interest expense. Strengthening of the U.S. dollar against the Euro resulted in $67.1 million and $90.4 million of foreign currency exchange net gains as compared to $2.1 million and $12.6 million of net losses in the prior-year periods. In addition, higher market valuations of securities held by consolidated SIPs resulted in $20.7 million and $23.6 million of gains as compared to $15.4 million and $20.7 million of losses in the prior year. Interest expense decreased by $9.7 million and $11.0 million, primarily due to the reversal of $10.1 million of accrued interest related to the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. tax jurisdictions. The increases were partially offset by decreases of $8.5 million and $26.7 million in income from equity method investees, and $8.7 million and $23.2 million in net realized gains on sale of available-for-sale securities.
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

The consolidated cash, cash equivalents and investments portfolio by investment objective at March 31, 2015, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,122.3	65%	$—	0%	$92.1	5%
Investment Securities
Equity
Global/international	703.7	6%	—	0%	638.7	35%
United States	10.1	0%	—	0%	—	0%
Total equity	713.8	6%	—	0%	638.7	35%
Hybrid	235.1	2%	0.5	0%	47.6	2%
Fixed-Income
Tax-free	8.0	0%	—	0%	—	0%
Taxable
Global/international	617.5	5%	87.3	7%	281.8	15%
United States	2,000.0	16%	1,191.0	93%	786.3	43%
Total fixed-income	2,625.5	21%	1,278.3	100%	1,068.1	58%
Total Investment Securities	3,574.4	29%	1,278.8	100%	1,754.4	95%
Other Investments	809.4	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,506.1	100%	$1,278.8	100%	$1,846.5	100%
Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $638.2 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate was 27.5% and 29.3% for the three and six months ended March 31, 2015, as compared to 30.2% and 30.0% for the same periods in the prior fiscal year. The rate decreases were primarily due to the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. jurisdictions, and net income attributable to noncontrolling interests as compared to net losses in the prior fiscal year, partially offset by higher non-U.S. taxes due to a new income tax ruling effective October 1, 2014, and an increase in foreign earnings subject to U.S. taxes.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2015	2014
Cash Flow Data
Operating cash flows	$1,121.4	$639.4
Investing cash flows	107.1	1.9
Financing cash flows	(545.0)	(63.4)

Net cash provided by operating activities increased during the six months ended March 31, 2015 primarily due to a net decrease in trading securities of consolidated SIPs, as compared to a net increase in the prior year. Net cash provided by investing activities increased mainly due to a lower decrease in cash and cash equivalents from net deconsolidation of consolidated SIPs and net liquidations of investments by consolidated SIPs as compared to net purchases in the prior year, partially offset by lower net liquidations of investments, including investments of consolidated VIEs, and a decrease in loans receivable, net in the prior year. Net cash used in financing activities increased primarily due to net distributions from consolidated SIPs by noncontrolling interests, as compared to net subscriptions in the prior year, higher dividends paid on common stock, and an increase in deposits in the prior year, partially offset by net proceeds from the issuance of debt.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2015	September 30, 2014
Assets
Cash and cash equivalents	$8,030.2	$7,476.8
Receivables	899.4	910.8
Investments	2,204.1	2,239.2
Total Liquid Assets	$11,133.7	$10,626.8
Liabilities
Debt	$1,597.7	$1,198.2
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
Cash and cash equivalents at March 31, 2015 increased from September 30, 2014 primarily due to net cash provided by operating activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 37% and 63% at March 31, 2015, and 36% and 64% at September 30, 2014.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At March 31, 2015, our U.S. and non-U.S. subsidiaries held $1,096.9 million and $1,937.7 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,716.8 million and $2,047.7 million held at September 30, 2014. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $86.4 million and $357.4 million at March 31, 2015 and $86.8 million and $354.5 million at September 30, 2014.

Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In March 2015, we issued senior unsecured and unsubordinated notes with a total face value of $400.0 million at a fixed interest rate of 2.850% per annum which mature in March 2025. Net proceeds from the issuance of the notes are intended to be used to repay our $250.0 million 3.125% notes due May 2015 and for general corporate purposes. In prior fiscal years, we issued senior unsecured and unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition.
At March 31, 2015, $1,597.7 million of the notes were outstanding with an aggregate face value of $1,600.0 million. In addition to the $400.0 million issued in March 2015 and the $250.0 million due May 2015, the notes consist of $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020, and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of March 31, 2015, we were in compliance with the covenants of the notes.
At March 31, 2015, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since April 2012.
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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.30 per share ($0.15 per share per quarter) and a special cash dividend of $0.50 per share during the six months ended March 31, 2015, and regular cash dividends of $0.24 per share ($0.12 per share per quarter) during the six months ended March 31, 2014. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. Effective March 19, 2015, we adopted a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate the ongoing repurchase of our common stock under the stock repurchase program. Under the plan, a broker has the authority to repurchase shares of our common stock in accordance with specific prearranged terms relating to timing, price and volume (among others), during specified periods.
During the three and six months ended March 31, 2015, we repurchased 3.6 million and 6.3 million shares of our common stock at a cost of $190.0 million and $341.2 million. In December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At March 31, 2015, 23.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2014, we repurchased 3.4 million and 5.9 million shares of our common stock at a cost of $178.8 million and $315.9 million.
During the six months ended March 31, 2015, we redeemed $14.8 million, net of investments, from our SIPs. During the six months ended March 31, 2014, we invested $72.4 million, net of redemptions, in our SIPs.

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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table summarizes our contractual obligations, commitments and contingent liabilities.

(in millions)	Payments Due by Fiscal Year Ended September 30,
as of March 31, 2015	Total	2015	2016-2017	2018-2019	Thereafter
Debt
Principal	$1,597.7	$250.0	$299.2	$—	$1,048.5
Interest	280.3	24.0	80.2	72.0	104.1
Operating leases	379.2	22.7	81.7	65.1	209.7
Purchase obligations[1]	121.3	55.3	56.4	6.2	3.4
Total Contractual Obligations	2,378.5	352.0	517.5	143.3	1,365.7
Committed capital contributions[2]	25.7	25.7	—	—	—
Contingent consideration liabilities[3]	143.6	—	50.9	92.7	—
Total Contractual Obligations, Commitments and Contingent Liabilities	$2,547.8	$377.7	$568.4	$236.0	$1,365.7
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
The debt holders of consolidated SIPs and consolidated VIEs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 8 – Variable Interest Entities and Consolidated Sponsored Investment Products in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.
At March 31, 2015, our condensed consolidated balance sheet included liabilities for unrecognized tax benefits of $93.1 million and related accrued interest of $9.4 million. The amounts of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are insignificant. However, because of the high degree of uncertainty regarding the timing of future cash outflows for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of March 31, 2015 cannot be made. Consequently, unrecognized tax benefits have not been included in the table above.
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

Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities. As of March 31, 2015, we were the primary beneficiary of three CLOs and two other SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2015, Level 3 assets represented 22% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities consisted of contingent consideration liabilities and represented 95% of total liabilities measured at fair value at March 31, 2015. There were no transfers into or out of Level 3 during the six months ended March 31, 2015.
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
We test definite-lived intangible assets for impairment quarterly. As of March 31, 2015, the undiscounted future cash flow projections for $43.6 million, or 57%, of our definite-lived intangible assets exceeded their carrying values by at least 65%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (5)% to 6%. As of March 31, 2015, a decline in these assets’ related AUM of 41% could cause us to evaluate whether their fair value is below the carrying value. The undiscounted future cash flow projections for substantially all of the remaining assets exceeded their carrying values by at least 11%. There was no impairment of definite-lived intangible assets during the six months ended March 31, 2015.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2015, our total AUM by fair value hierarchy level was 53% Level 1, 46% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity and debt markets. Individual financial, equity and debt markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, the crisis in Ukraine and any related sanctions there and elsewhere, and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates could cause the value of our AUM to decline, which would result in lower investment management fee revenues. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may, at our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Changes in investor preferences regarding our more popular investment products also could cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs administered by the U.S. and foreign jurisdictions where our investment management services and products are offered, and escheatment laws and regulations.
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
Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws, rules, regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses or charters, any of which could adversely affect our reputation, prospects, revenues and income. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation and adversely affect our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the so-called G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or our funds are designated as SIFIs or G-SIFIs, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU is expected to implement similar requirements soon, and there is some risk that full mutual recognition may not be achieved between the U.S. and EU regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC in 2012 removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Also, the SEC has developed proposals for stricter regulation of money market funds that could significantly change the structure and operations of those funds. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs.
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
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act, anti-money laundering and Know-Your-Customer requirements, and economic, trade and other sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements, within the required timeframes, may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
U.S. and international regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act and recent EU and other non-U.S. laws. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. We use our technology to, among other things, support our operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to get clients to provide confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system failures or breach of our technology systems, and the costs necessary to address them, could result in material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that adversely impact our business. In addition, our failure to properly manage and operate our data centers could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could adversely affect our business.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the EU’s Capital Requirements Directive, those recently adopted under the AIFMD, those required to be adopted under the Dodd-Frank Act and certain provisions of the EU’s UCITS V Directive, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in The Bahamas, Asia-Pacific, Europe, Canada, Latin America, the Middle East and Africa. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could continue to moderate revenues from managing investment products internationally, or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets (such as the crisis in Ukraine), in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
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
Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our operating expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses and merit increases, changes in our employee count and mix, competitive factors; and/or changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.
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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the quarter ended March 31, 2015 would have resulted in an annualized increase or decrease in pre-tax earnings of $497.0 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,532.5 million at March 31, 2015. Our exposure to interest rate risks from investments in SIPs is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of interest rate changes in any particular market(s) or region(s). We had no exposure to changes in interest rates from debt obligations at March 31, 2015 as all of our outstanding debt was issued at fixed rates.
As of March 31, 2015, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months.
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
The exposure to foreign currency exchange risk in our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Indian Rupee, Pound Sterling and Canadian Dollar. These assets accounted for 7% of the total cash and cash equivalents and investments at March 31, 2015. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 8% of the total cash and cash equivalents and investments at March 31, 2015. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of March 31, 2015 would result in a $67.5 million decrease in accumulated other comprehensive loss and a $79.6 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at March 31, 2015. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated VIEs and consolidated SIPs would result in a $156.8 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,278.8	$1,406.7	$1,150.9
Investment securities, available-for-sale	541.2	595.3	487.1
Direct investments in consolidated VIEs and consolidated SIPs	288.5	317.4	259.7
Total	$2,108.5	$2,319.4	$1,897.7
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	591,991	$53.38	591,991	26,465,820
February 2015	1,260,500	$53.50	1,260,500	25,205,320
March 2015	1,731,000	$52.58	1,731,000	23,474,320
Total	3,583,491		3,583,491
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. Effective March 19, 2015, we adopted a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate the ongoing repurchase of our common stock under the stock repurchase program. At March 31, 2015, 23.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	April 29, 2015	By:	/S/ KENNETH A. LEWIS
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)