Form 10-K
period 2015-09-30
FRANKLIN RESOURCES INC
filed 2015-11-12
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2015 (the last business day of registrant’s second quarter of fiscal year 2015), was $20.1 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2015: 601,489,475.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2015, are incorporated by reference into Part III of this report.

PART I
Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (“Risk Factors”), that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate” or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements.
While forward-looking statements are our best prediction at the time that they are made, you should not rely on them and are cautioned against doing so. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.
Item 1.    Business.
Overview
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization committed to delivering strong investment performance for our clients by drawing on the experience and perspective gained through more than 65 years in the investment management business. We believe in the value of active investment management, and plan to continue to build on our strengths while pursuing new growth opportunities. The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor’s 500 Index.
We offer investment services under our Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2® brand names. When used in this report, unless the context otherwise makes clear, our “funds” means the funds offered under our brand names. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We provide investment management and related services to investors in jurisdictions worldwide through products that include U.S.- and non-U.S.-registered open-end and closed-end funds (“U.S. Funds” and “Non-U.S. Funds”), unregistered funds, and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). As of September 30, 2015, we had $770.9 billion in assets under management (“AUM”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a variety of specific investment needs of different investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
Most of the investment funds we manage are registered open-end mutual funds that continuously offer their shares to investors. We also offer registered closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. The registered funds are independent companies under the supervision and oversight of the funds’ own boards of directors or trustees. Since the funds themselves do not have direct employees to support their operations, the funds contract with separate entities, including our subsidiaries, to provide the investment management and related services they require. An investment advisory entity manages a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of an open-end fund through a broker/dealer, financial adviser, bank or other similar financial intermediary that may provide investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to the fund shares sold to investors.
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
In July 2000, we expanded our business in South Korea when we purchased all of the remaining outstanding shares of a South Korean investment management company, Templeton Investment Trust Management Co., Ltd., in which we previously held a partial interest, making us one of the largest independent foreign asset managers in South Korea at that time. The company has been renamed Franklin Templeton Investment Trust Management Co., Ltd.
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
In April 2001, we acquired all of the outstanding shares of Fiduciary Trust Company International (“Fiduciary Trust”). Fiduciary Trust is currently a New York state-chartered limited purpose trust company that performs trust and fiduciary activities. Fiduciary Trust, together with its subsidiaries, also provides investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients.
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
Investment Management and Related Services
We are committed to providing active investment management and advice. We derive our revenues and net income from providing investment management and related services to our SIPs and the sub-advised products that we service. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and mix of our AUM and the types of services provided. Sales and distribution fees, also a significant source of our revenues, consist of sales charges and commissions derived from sales and distribution of our SIPs.
Our business is conducted through our subsidiaries, including those registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Malaysia, Mexico, Singapore, South Korea, The Bahamas, the United Arab Emirates, the U.K., and certain other subsidiaries.
AUM by Investment Objective
Our fees for providing investment management services are generally based on a percentage of the market value of AUM in the accounts that we advise, the investment objectives of the accounts and the types of services that we provide for the accounts. As of September 30, 2015, AUM by investment objective on a worldwide basis was as follows:

Investment Objective	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$312.9	41%
Hybrid
Asset allocation, balanced, flexible, alternative and income-mixed funds	138.3	17%
Fixed-Income
Global/international, U.S. tax-free and U.S. taxable	312.9	41%
Cash Management
Short-term liquid assets	6.8	1%
Total	$770.9	100%
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
Through our subsidiaries, we compensate the personnel who serve as officers of our funds or of the funds’ management companies, in addition to the personnel necessary to conduct the funds’ day-to-day business operations. The funds themselves do not have direct employees. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities; authorization of expenditures and approval of bills for payment; preparation of registration statements, proxy statements and annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.
Most of our investment management agreements between our subsidiaries and our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities. Our U.S. agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such an agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.
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
We distribute and market globally our different capabilities under our brand names through various subsidiaries. We primarily attract new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals.
We also market and distribute our SIPs to separately-managed accounts through various subsidiaries. A few of our subsidiaries also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual and private funds.
3.    Alternative Investment Products Management
We offer and support alternative investment products and solutions through various subsidiaries as alternatives to our traditional equity and fixed-income products and related management services for our clients. Our alternative investment products include, among other capabilities, private equity, hedge funds, real estate and commodities. Examples of some of these offerings follow.
K2, a hedge fund product solutions provider, offers and supports alternative investments and multi-asset solutions platforms for institutional and other qualified investors. K2 provides risk management, manager selection and asset allocation capabilities in various global jurisdictions. Products offered include discretionary and non-discretionary custom-tailored investment programs, commingled funds of hedge funds, and hedge fund investment advisory services. By active allocation to selected third-party sub-advisers, K2 also provides access to multiple non-traditional and alternative strategies as an adviser to a number of U.S. and Non-U.S. Funds.
Darby is primarily engaged in sponsoring and managing funds that invest in private equity and mezzanine finance transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Darby offers these investment funds through private placements to institutional and high net-worth individual investors.
Templeton Asset Management Ltd. sponsors and manages a limited number of investment funds that also invest primarily in emerging markets in Asia, Latin America and Central/Eastern Europe.
Franklin Templeton Institutional, LLC manages investment partnerships that invest in funds with exposure to global real estate opportunities.
Franklin Advisers, Inc. manages various privately offered funds with strategies that include the use of fixed-income and other financial instruments as well as derivatives across the global interest rate, currency and credit markets.

4.    High Net-Worth Investment Management
Through our subsidiary Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through Fiduciary Trust Company of Canada (“FTCC”), we provide services and offer SIPs to high net-worth individuals and families and institutional clients in Canada. Fiduciary Trust offers investment management and advisory services across different investment styles and asset classes. The majority of Fiduciary Trust’s client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Fiduciary Trust also provides trust, custody and related services, estate planning and tax planning to individuals and families.
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
The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of our fund shares to qualifying broker/dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Such intermediaries may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2015, approximately 1,300 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,000 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S.
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
The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act. All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors or trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker/dealers who sell our funds to the public on our behalf. Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to banks and other intermediaries.
FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:
Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enables FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker/dealers that receive such marketing support payments and the maximum payments received. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans in connection with activities intended to assist in the sale of our open-end U.S. Funds to such plans. Certain of our non-U.S. subsidiaries may also make marketing support or similar payments to intermediaries located outside the U.S. with respect to investments in Non-U.S. Funds.

Transaction support and other payments. FTDI may pay ticket charges per purchase or exchange order placed by a broker/dealer or one-time payments for ancillary services, such as setting up funds on a broker/dealer’s fund trading system. From time to time, FTDI, at its expense, may make additional payments to broker/dealers that sell or arrange for the sale of shares of our U.S. Funds. FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. Invitation to these meetings is not conditioned on selling a specific number of shares. Those who have shown an interest in our funds, however, are more likely to be considered. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI. Similar payments may be made by our non-U.S. subsidiaries that distribute our Non-U.S. Funds to third-party distributors of such funds.
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
FTIS may also pay servicing fees to third-party intermediaries primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing. Such third parties: (i) maintain omnibus accounts with the fund in the institution’s name on behalf of numerous beneficial owners of fund shares; or (ii) provide support for fund shareholder accounts by sharing account data with FTIS through the Depository Trust & Clearing Corporation systems. The funds reimburse FTIS for these third-party payments.
7.    Trust and Custody
Through our various trust company subsidiaries, including Fiduciary Trust, we offer trust, custody and related services, including administration, performance measurement, estate planning and tax planning. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.
Summary of SIPs
1.    Investment Objectives Overview
Our SIPs are offered globally to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred plans (such as IRAs in the U.S. and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our SIPs include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations and pension funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.
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
Portfolios seeking income generally focus on one or more of the following securities: taxable and tax-exempt money market instruments; tax-exempt municipal bonds; global or regional fixed-income securities; and fixed-income debt securities of corporations, of the U.S. government and its sponsored agencies and instrumentalities, such as the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or of the various states in the U.S. Others focus on investments in particular countries and regions.
2.    Types of SIPs
As of September 30, 2015, our total AUM was $770.9 billion and the types of SIPs we offered were as follows:

•
U.S. Funds - Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $434.2 billion of AUM. Our five largest U.S. Funds and their AUM were FCF-Franklin Income Fund ($79.0 billion), TIT-Templeton Global Bond Fund ($58.1 billion), FMSF-Franklin Mutual Global Discovery Fund ($23.9 billion), FMT-Franklin Rising Dividends Fund ($15.3 billion) and FMSF-Franklin Mutual Shares Fund ($14.6 billion). These five funds represented, in the aggregate, 25% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of investment funds principally domiciled in Luxembourg and registered for sale to non-U.S. investors in 39 countries, accounted for $127.8 billion of AUM. Our three largest cross-border funds and their AUM were FTIF-Templeton Global Bond Fund ($27.5 billion), FTIF-Templeton Global Total Return Fund ($26.5 billion) and FTIF-Templeton Growth (Euro) Fund ($7.3 billion). These three funds represented, in the aggregate, 8% of total AUM.

•	Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $41.6 billion of AUM.

•
Other Managed Accounts, Alternative Investment Products and Trusts - Our managed accounts, alternative investment products and trusts accounted for $167.3 billion of AUM, of which $10.5 billion included K2 investment products and funds, and $6.9 billion included Darby products and real estate, emerging markets and certain global fixed-income investment funds.

3.    AUM by Investment Objective and Types of SIPs
The following table shows our AUM by investment objective and types of SIPs as of September 30, 2015:

(in billions) INVESTMENT OBJECTIVE	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	$0.8	$11.6	$5.1	$19.2	$36.7
Canada	—	—	3.7	6.3	10.0
Europe, the Middle East and Africa	3.1	6.0	5.7	0.3	15.1
U.S.	84.1	9.7	1.6	5.4	100.8
Emerging markets[1]	3.6	3.8	2.6	5.3	15.3
Global/international[2]	66.1	12.2	4.7	52.0	135.0
Total equity	157.7	43.3	23.4	88.5	312.9
Hybrid
Asia-Pacific	—	—	0.3	4.6	4.9
Canada	—	—	0.6	0.9	1.5
Europe, the Middle East and Africa	—	2.1	—	0.5	2.6
U.S.	92.7	2.9	0.1	23.8	119.5
Global/international[2]	3.7	4.1	1.3	0.7	9.8
Total hybrid	96.4	9.1	2.3	30.5	138.3
Fixed-Income
Asia-Pacific	—	1.1	6.1	1.0	8.2
Canada	—	—	3.0	1.3	4.3
Europe, the Middle East and Africa	—	2.0	—	1.1	3.1
U.S. tax-free	67.3	—	—	4.4	71.7
U.S. taxable	35.9	11.6	2.6	8.4	58.5
Emerging markets[1]	1.3	5.3	0.1	9.7	16.4
Global/international[2]	70.2	54.7	3.4	22.4	150.7
Total fixed-income	174.7	74.7	15.2	48.3	312.9
Cash Management	5.4	0.7	0.7	—	6.8
Total	$434.2	$127.8	$41.6	$167.3	$770.9
__________________

[1]	Emerging markets include developing countries worldwide.

[2]	Global/international includes doing business either worldwide or only outside of the U.S.
Financial Information About Segment and Geographic Areas
Certain financial information about the Company’s business segment and geographic areas is contained in Note 14 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.
Regulatory Considerations
We are subject to extensive regulation. Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision that continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate.

U.S. Regulation
We are subject to federal and state laws that include U.S. federal securities laws, state securities and corporate laws, and the rules and regulations promulgated by certain regulatory and self-regulatory organizations such as the SEC and the NYSE.
As a U.S. reporting company, we are subject to the various applicable securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other federal and state laws, including those affecting corporate governance and disclosure, such as the U.S Securities Act of 1933, the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the USA Patriot Act of 2001. As a NYSE-listed company, we are also subject to the NYSE listing standards.
Certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, FINRA, the Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the Department of Treasury and the Department of Labor (“DOL”), and to various corporate governance and disclosure, privacy, anti-money laundering, anti-terrorist financing, and economic, trade and other sanctions laws and regulations, both domestically and internationally. Given our global operations, we are also subject to the securities and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example with respect to the Foreign Corrupt Practices Act of 1977). We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
Certain of our subsidiaries are registered with the SEC under the Advisers Act, the CFTC and/or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act or other non-U.S. laws. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. The Advisers Act imposes numerous obligations on our registered investment adviser subsidiaries, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on the registered investment companies advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Our subsidiaries must also comply with complex tax regimes.
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
In addition, the DOL has proposed a rule that would subject financial professionals that provide advice to retirement clients to a fiduciary duty, which could limit their ability to provide advice about funds for which they receive a fee from the fund or its affiliates. If adopted as proposed, this rule could have an impact on our ability to compensate financial intermediaries who sell our funds to their retirement clients.
The Dodd-Frank Act authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business.

The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as further implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC have removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered mutual funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Also, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds.
Overall, we expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
In addition to the above, our U.K.-regulated subsidiaries and certain other European subsidiaries and branches, must comply with the pan-European regime established by the European Union’s (“EU”) Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and conduct of investment activities throughout the European Economic Area. MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. The U.K. has adopted the MiFID rules into national legislation via the FCA rules, as have those other EU member states in which we have a presence.
A review of MiFID by the European Commission (the “Commission”) has led to the creation of a replacement directive and a new draft regulation (together “MiFID II”) which will become effective on January 3, 2017 and which extends the scope of the original MiFID in response to issues raised by the financial crisis. While the Level 1 text was published in the Official Journal in June 2014, many of the provisions will be implemented by means of technical standards, to be drafted by the European Securities and Markets Authority (“ESMA”) and approved by the Commission. There have been several rounds of consultations and we expect ESMA to provide its final technical standards and Level 2 text to the Commission in November 2015. Changes will be made to pre- and post-trade reporting obligations and there will be an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A new concept of trading venue has been created and algorithmic trading will be subject to specific regulations. There will also be changes to conduct of business requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers will also be given to EU national regulators to ban certain products and services and to ESMA to temporarily restrict certain financial activities within the EU.

One of the most significant developments in MiFID II is the ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which will result in a major change in the commercial relationships between fund providers and distributors, though how non-independent advisers might also be affected depends on the final Level 2 text which is still being considered by ESMA. The final interpretation of the inducements rules could also result in major changes to how fund managers pay for investment research, if the position in ESMA’s earlier drafts is followed. This could result in a reduction in the range and quality of available research, increased costs for fund managers, and a need for revised commercial terms with both brokers and clients to reflect these changes.
During 2015, additional rules implementing obligations under the European Market Infrastructure Regulation were consulted on, relating to central clearing of OTC derivatives, margin requirements for uncleared OTC derivatives and, importantly, rules on equivalence with other derivatives reporting and clearing regimes. In August 2015, ESMA sent the first set of draft technical standards for the clearing of certain interest rate swaps to the Commission for approval, but no final rules have been published. Given the international scale of our trading activity, if regulatory coordination is not successful, the various regulatory regimes to which we are subject could potentially result in duplication of administration and increased transaction costs.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) came into effect in July 2014 and most EU member states have implemented its provisions on a national level. AIFMD regulates managers of, and service providers to, alternative investment funds (“AIFs”) that are domiciled and offered in the EU and that are not authorized as retail funds under the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”). The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. In general, AIFMD has a staged implementation up to 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
In September 2015, ESMA issued its final report on draft final technical standards on the implementation of the Market Abuse Regulation to the Commission for endorsement. The report deals with standards containing prohibitions for insider dealing and market manipulation, and provisions to prevent and detect these, along with a number of prospectus related matters.
The most recent iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS V”) became effective in September 2014, though Member States have until March 18, 2016 to introduce the necessary rules and regulations into their national laws. The main objectives of UCITS V are to expand the responsibilities and potential liabilities of depositaries, to regulate remuneration policies, and to harmonize the sanctions available to regulatory authorities.
Proposals on packaged retail investment and insurance products (“PRIIPs”) are to be implemented through the strengthening of MiFID standards for non-insurance PRIIPs, revisions to the Insurance Mediation Directive’s selling standard for all insurance-based PRIIPs and new investor disclosure requirements for all PRIIPs through the PRIIPs Key Information Document (“KID”) regulation, which was approved by the European Parliament in April 2014. It requires PRIIP manufacturers to draw up a KID which can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period of five years from enactment during which they will be exempt from its terms.
In addition, the Commission’s proposal for a financial transaction tax (“FTT”) in the EU, which would, if approved by all EU member states, apply to all financial transactions where at least one party is established in an EU member state and either that party or another party to the transaction is a financial institution was a controversial topic for all the EU member states to agree upon and after discussions failed to establish unanimous support. Subsequently the Commission has put forward a revised proposal to implement the tax in the eleven EU member states which wished to participate. While the specific terms of the revised FTT proposal remain subject to negotiation, any tax on securities transactions could likely have a negative impact on the liquidity of the derivatives and securities markets in Europe and could adversely impact our European clients’ assets and our non-European clients to the extent that they are or want to be invested in European assets.
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
In India, certain of our subsidiaries are primarily subject to relevant regulations promulgated by the Securities and Exchange Board of India (“SEBI”). The Reserve Bank of India (“RBI”), the Ministry of Corporate Affairs (“MCA”) and the Foreign Investment Promotion Board (“FIPB”) are the other major regulatory authorities that are capable of issuing directions of a binding nature to our subsidiaries. A failure to comply with the applicable laws, regulations, codes, notices, directives, guidelines, orders, circulars and schemes issued by SEBI, RBI, MCA or FIPB may result in penalties including fines, censures and/or suspension or revocation of licenses, approvals or registration status.
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
There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Cayman Islands Monetary Authority; the China Securities Regulatory Commission in the People’s Republic of China; the Autorité des Marchés Financiers in France; the Federal Financial

Supervisory Authority in Germany; the Central Bank of Ireland; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Commission and the Financial Supervisory Service in South Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Securities Commission in Malaysia; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in the Netherlands; the Polish Securities and Exchange Commission; the Romanian Financial Services Authority; the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Financial Supervisory Commission in the Republic of China; the Dubai Financial Services Authority in the United Arab Emirates; and the State Securities Commission of Vietnam.
Competition
The financial services industry is a highly competitive global industry. According to data sourced from the Investment Company Institute as of June 30, 2015, there were approximately 10,900 registered open-end funds whose shares were offered to the public in the U.S. and approximately 103,900 registered open-end funds whose shares were offered to the public outside the U.S., in each case including mutual funds, exchange-traded funds and funds of funds.
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
Employees
As of September 30, 2015, we employed approximately 9,500 employees and operated offices in 35 countries. We consider our relations with our employees to be satisfactory.
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
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets continue to experience volatility and disruption worldwide. Declines in global financial market conditions have resulted in significant decreases in our assets under management (“AUM”), revenues and income, and future declines may further negatively impact our financial results. Such declines have had and may in the future have an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity and debt markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity or debt marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks (such as the crisis in Ukraine), the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such market events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may, at our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Changes in investor preferences regarding our more popular investment products also could cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and away from equity and hybrid products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity and certain hybrid products than from fixed-income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing number of rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs administered by the U.S. and foreign jurisdictions where our investment management services and products are offered, and escheatment laws and regulations.
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the Department of Treasury and the Department of Labor (“DOL”). Given our global operations, we are also subject to the securities and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the U.K. Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, the CFTC and/or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) or authorized by various European and other non-U.S. regulators pursuant to the European Union's (“EU”) Undertakings for Collective Investment in Transferable Securities (“UCITS”) Directive, or authorized under other non-U.S. laws in Europe, the Middle East and Africa, Asia-Pacific, Canada and Latin

America. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. Our subsidiaries must also comply with complex tax regimes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU is in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the U.S. and EU regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. Also, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds.
Overall, we expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
Our subsidiary Fiduciary Trust Company International (“Fiduciary Trust”) and its subsidiaries remain subject to additional regulation, supervision and examination by their respective regulators. Certain federal and state anti-takeover laws generally provide that no person may acquire control of Franklin, and gain indirect control of Fiduciary Trust or its subsidiaries, without prior regulatory approval. Such federal and state laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Franklin, including through transactions that some shareholders might consider desirable.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act, anti-money laundering and Know-Your-Customer requirements, and economic, trade and other sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.

U.S. and international regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to address these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.

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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology to, among other things, support our operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, the technology systems we use may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to get clients to provide confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system failures or breach of the technology systems we use, and the costs necessary to address them, could result in material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. In addition, the failure to properly manage and operate the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could adversely affect our business.
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with the SIPs we advise. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell investment funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize investment products or maintain their authorizations in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we typically do not have control. These investments may involve risks, including the risk that the controlling stakeholder or our joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, our joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the EU’s Capital Requirements Directive, those adopted under the AIFMD, those required to be adopted under the Dodd-Frank Act and certain provisions of the EU’s UCITS V Directive, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. We cannot assure you that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. The DOL has proposed a rule that would subject financial professionals that provide advice to retirement clients to a fiduciary duty, which could limit their ability to provide advice about funds for which they receive a fee from the fund or its affiliates. If adopted as proposed, this rule could have an impact on our ability to compensate financial intermediaries who sell our funds to their retirement clients. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker/dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could continue to moderate revenues from managing investment products internationally, or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets (such as the crisis in Ukraine), in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, potentially negatively impacting our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past and could in the future lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.
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
Our ability to successfully manage and grow our business can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate the varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of the technology systems we use, which could negatively impact our results of operations.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, Massachusetts, New Jersey, New York, Utah and Washington, D.C., and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Poland, Romania, Russia, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2015, we leased and occupied approximately 1,159,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 62,000 square feet of excess leased space.
In addition, we own buildings in San Mateo, Rancho Cordova and Stockton, California; St. Petersburg and Ft. Lauderdale, Florida; Hyderabad, India; and Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,118,000 square feet of space. We have leased to third parties approximately 227,000 square feet of excess owned space.

Item 3.	Legal Proceedings.
The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.
Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 12, 2015. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Vijay C. Advani
Age 54
Co-President of Franklin since October 2015; formerly, Executive Vice President–Global Advisory Services of Franklin from March 2011 to September 2015, Executive Vice President–Global Distribution of Franklin from June 2008 to March 2011, and Executive Vice President–Global Advisor Services of Franklin from December 2005 to June 2008; officer and/or director of certain subsidiaries of Franklin.
Gregory E. Johnson
Age 54
Chairman of the Board of Franklin since June 2013 and Chief Executive Officer of Franklin since January 2004; formerly, President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; director or trustee of 46 registered investment companies managed or advised by subsidiaries of Franklin.
Jennifer M. Johnson
Age 51
Co-President of Franklin since October 2015; formerly, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 75
Vice Chairman of Franklin since December 1999 and director of Franklin since 1969; officer and/or director of certain subsidiaries of Franklin; director or trustee of 41 registered investment companies managed or advised by subsidiaries of Franklin.
Kenneth A. Lewis
Age 54
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
Craig S. Tyle
Age 55
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
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 30, 2015, the closing price of our common stock on the NYSE was $37.26 per share. At October 31, 2015, there were 3,449 stockholders of record of our common stock.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each quarterly period of the two most recently completed fiscal years:

Quarter	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
October-December	$59.43	$49.12	$57.85	$49.49
January-March	$55.91	$50.49	$58.87	$49.92
April-June	$52.76	$48.69	$58.42	$51.00
July-September	$49.96	$36.15	$58.28	$52.65
We declared regular cash dividends of $0.60 per share ($0.15 per share per quarter) and a special cash dividend of $0.50 per share in the fiscal year ended September 30, 2015 (“fiscal year 2015”). We declared regular cash dividends of $0.48 per share ($0.12 per share per quarter) in the fiscal year ended September 30, 2014 (“fiscal year 2014”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	2,293,114	$47.71	2,293,114	16,884,110
August 2015	5,049,988	$42.21	5,049,988	11,834,122
September 2015	4,596,735	$38.66	4,596,735	7,237,387
Total	11,939,837		11,939,837

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. Effective March 19, 2015, we adopted a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate the ongoing repurchase of our common stock under the stock repurchase program. At September 30, 2015, 7.2 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during fiscal years 2015 and 2014. In each of October 2015 and December 2013, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2015	2014	2013	2012	2011
Summary of Operations (in millions)
Operating revenues	$7,948.7	$8,491.4	$7,985.0	$7,101.0	$7,140.0
Operating income	3,027.6	3,221.2	2,921.3	2,512.2	2,659.8
Operating margin	38.1%	37.9%	36.6%	35.4%	37.3%
Net income attributable to Franklin Resources, Inc.	2,035.3	2,384.3	2,150.2	1,931.4	1,923.6
Financial Data (in millions)
Total assets	$16,335.7	$16,357.1	$15,390.3	$14,751.5	$13,775.8
Debt	1,348.0	1,198.2	1,197.7	1,566.1	998.2
Debt of consolidated sponsored investment products and variable interest entities	807.3	950.8	1,097.4	1,211.1	1,170.3
Franklin Resources, Inc. stockholders’ equity	11,841.0	11,584.1	10,073.1	9,201.3	8,524.7
Operating cash flows	2,252.0	2,138.0	2,035.7	1,066.2	1,621.8
Investing cash flows	248.9	390.6	232.9	873.4	435.9
Financing cash flows	(1,612.2)	(1,195.3)	(2,018.1)	(1,084.9)	(968.2)
Assets Under Management (in billions)
Ending	$770.9	$898.0	$844.7	$749.9	$659.9
Average[1]	869.5	887.9	808.2	705.7	694.4
Per Common Share[2]
Earnings
Basic	$3.29	$3.79	$3.37	$2.99	$2.89
Diluted	3.29	3.79	3.37	2.98	2.87
Cash dividends	1.10	0.48	1.39	1.03	0.33
Book value	19.62	18.60	15.97	14.45	13.05
Employee Headcount	9,489	9,266	9,002	8,558	8,453
__________________

[1]	Represents simple monthly average AUM.

[2]
All per share amounts for the fiscal years ending September 30, 2012 and 2011 have been adjusted retroactively to reflect a three-for-one split of common stock distributed to common stockholders in the form of a stock dividend in July 2013.

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
Overview
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to the public globally under eight distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed-income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to the public under the brand names of those other companies or on a co-branded basis.
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
During the fiscal year ended September 30, 2015 (“fiscal year 2015”), the global equity financial markets experienced volatility which resulted in overall negative returns, evidenced by decreases of 0.6% in the S&P 500 Index and 4.6% in the MSCI World Index. Global equity market performance was positive during our first three fiscal quarters but declined sharply in our fourth fiscal quarter amid worries about the economic slowdown in China and other emerging markets and the impact on global growth, with the S&P 500 Index decreasing 6.4% and the MSCI World Index decreasing 8.3% during the quarter. The global bond markets also had negative returns during the year with the Barclays Global Aggregate Index decreasing 3.3% as the Federal Reserve Bank ended its quantitative easing program during our first quarter and deferred an increase in interest rates during our fourth quarter, while other central banks continued their accommodative monetary policies. The overall market downturn negatively impacted our AUM, fee revenues, operating income and net income, all of which decreased from the prior fiscal year.
Our total AUM at September 30, 2015 was $770.9 billion, 14% lower than at September 30, 2014, primarily due to $57.9 billion of market depreciation, $48.8 billion of net new outflows and a $15.1 billion decrease due to foreign exchange revaluation. The decrease in simple monthly average AUM (“average AUM”) for fiscal year 2015 was lower, at 2%, as the market depreciation primarily occurred in the fourth quarter.
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

RESULTS OF OPERATIONS

(in millions, except per share data)				2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,	2015	2014	2013
Operating revenues	$7,948.7	$8,491.4	$7,985.0	(6)%	6%
Operating income	3,027.6	3,221.2	2,921.3	(6)%	10%
Net income attributable to Franklin Resources, Inc.	2,035.3	2,384.3	2,150.2	(15)%	11%
Diluted earnings per share	$3.29	$3.79	$3.37	(13)%	12%
Operating margin[1]	38.1%	37.9%	36.6%
 ___________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $193.6 million in fiscal year 2015 as a 6% decrease in operating revenues was partially offset by a 7% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $349.0 million primarily due to the decrease in operating income and a $195.4 million decrease in investment and other income, net.
Operating income increased $299.9 million in the fiscal year ended September 30, 2014 (“fiscal year 2014”) due to a 6% increase in operating revenues, partially offset by a 4% increase in operating expenses. Net income attributable to Franklin Resources, Inc. increased $234.1 million primarily due to the increase in operating income.
Diluted earnings per share decreased in fiscal year 2015 and increased in fiscal year 2014, consistent with the changes in net income and the impacts of 2% and 1% decreases in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)				2015 vs. 2014	2014 vs. 2013
as of September 30,	2015	2014	2013
Equity
Global/international	$212.1	$261.5	$243.9	(19)%	7%
United States	100.8	109.5	97.2	(8)%	13%
Total equity	312.9	371.0	341.1	(16)%	9%
Hybrid	138.3	159.0	137.5	(13)%	16%
Fixed-Income
Tax-free	71.7	72.1	72.4	(1)%	0%
Taxable
Global/international	182.7	225.1	228.8	(19)%	(2)%
United States	58.5	63.8	58.3	(8)%	9%
Total fixed-income	312.9	361.0	359.5	(13)%	0%
Cash Management	6.8	7.0	6.6	(3)%	6%
Total	$770.9	$898.0	$844.7	(14)%	6%
Average for the Year	$869.5	$887.9	$808.2	(2)%	10%
AUM at September 30, 2015 decreased 14% from September 30, 2014, primarily due to $57.9 billion of market depreciation, $48.8 billion of net new outflows and a $15.1 billion decrease due to foreign exchange revaluation. Average AUM was also impacted by market depreciation, which primarily occurred in the fourth fiscal quarter, decreasing 2% during fiscal year 2015.

AUM at September 30, 2014 increased 6% from September 30, 2013, primarily due to $69.2 billion of market appreciation, partially offset by a $6.8 billion decrease due to foreign exchange revaluation and $4.6 billion of net new outflows. Average AUM also benefited from market appreciation, increasing 10% during fiscal year 2014.
Average AUM is generally more indicative of trends in revenue for providing investment management and fund administration services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM			2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,	2015	2014	2013
Equity
Global/international	$247.5	$262.1	$228.1	(6)%	15%
United States	112.4	107.6	87.8	4%	23%
Total equity	359.9	369.7	315.9	(3)%	17%
Hybrid	155.3	152.7	126.2	2%	21%
Fixed-Income
Tax-free	73.1	71.0	81.7	3%	(13)%
Taxable
Global/international	211.7	227.7	220.5	(7)%	3%
United States	62.4	60.2	57.9	4%	4%
Total fixed-income	347.2	358.9	360.1	(3)%	0%
Cash Management	7.1	6.6	6.0	8%	10%
Total	$869.5	$887.9	$808.2	(2)%	10%

	Mix of Average AUM
for the fiscal years ended September 30,	2015	2014	2013
Equity
Global/international	28%	30%	28%
United States	13%	12%	11%
Total equity	41%	42%	39%
Hybrid	18%	17%	16%
Fixed-Income
Tax-free	9%	8%	10%
Taxable
Global/international	24%	25%	27%
United States	7%	7%	7%
Total fixed-income	40%	40%	44%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM were as follows:

(in billions)				2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,	2015	2014	2013
Beginning AUM	$898.0	$844.7	$749.9	6%	13%
Long-term sales	161.4	192.6	215.6	(16)%	(11)%
Long-term redemptions	(209.0)	(197.5)	(190.0)	6%	4%
Net cash management	(1.2)	0.3	(1.3)	NM	NM
Net new flows	(48.8)	(4.6)	24.3	961%	NM
Reinvested distributions	28.5	21.6	21.3	32%	1%
Net flows	(20.3)	17.0	45.6	NM	(63)%
Distributions	(33.8)	(26.1)	(26.2)	30%	0%
Acquisitions	—	—	9.3	NM	(100)%
Appreciation (depreciation) and other[1]	(73.0)	62.4	66.1	NM	(6)%
Ending AUM	$770.9	$898.0	$844.7	(14)%	6%
 __________________

[1]	Includes foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2015	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	40.3	19.2	24.1	8.2	56.1	13.5	—	161.4
Long-term redemptions	(55.3)	(26.3)	(28.4)	(10.3)	(72.8)	(15.9)	—	(209.0)
Net exchanges	0.2	1.1	(0.5)	—	(1.6)	(0.1)	0.9	—
Net cash management	—	—	—	—	—	—	(1.2)	(1.2)
Net new flows	(14.8)	(6.0)	(4.8)	(2.1)	(18.3)	(2.5)	(0.3)	(48.8)
Reinvested distributions	5.6	5.7	6.0	2.0	7.5	1.7	—	28.5
Net flows	(9.2)	(0.3)	1.2	(0.1)	(10.8)	(0.8)	(0.3)	(20.3)
Distributions	(6.6)	(6.0)	(6.8)	(2.6)	(9.5)	(2.3)	—	(33.8)
Appreciation (depreciation) and other[1]	(33.6)	(2.4)	(15.1)	2.3	(22.1)	(2.2)	0.1	(73.0)
AUM at September 30, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
__________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2014	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	51.5	24.3	31.5	8.2	60.8	16.3	—	192.6
Long-term redemptions	(54.1)	(24.7)	(23.4)	(13.2)	(66.7)	(15.4)	—	(197.5)
Net exchanges	0.5	0.6	1.8	(1.0)	(2.1)	—	0.2	—
Net cash management	—	—	—	—	—	—	0.3	0.3
Net new flows	(2.1)	0.2	9.9	(6.0)	(8.0)	0.9	0.5	(4.6)
Reinvested distributions	3.9	3.5	5.3	2.4	4.9	1.6	—	21.6
Net flows	1.8	3.7	15.2	(3.6)	(3.1)	2.5	0.5	17.0
Distributions	(4.4)	(3.7)	(6.1)	(2.9)	(6.8)	(2.2)	—	(26.1)
Appreciation (depreciation) and other[1]	20.2	12.3	12.4	6.2	6.2	5.2	(0.1)	62.4
AUM at September 30, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
 __________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed-Income
for the fiscal year ended September 30, 2013	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2012	$214.9	$82.2	$110.1	$83.2	$196.4	$56.7	$6.4	$749.9
Long-term sales	45.5	17.4	26.4	12.4	95.6	18.3	—	215.6
Long-term redemptions	(50.1)	(21.0)	(19.3)	(16.7)	(66.6)	(16.3)	—	(190.0)
Net exchanges	(0.1)	1.1	2.1	(2.8)	(1.2)	(0.6)	1.5	—
Net cash management	—	—	—	—	—	—	(1.3)	(1.3)
Net new flows	(4.7)	(2.5)	9.2	(7.1)	27.8	1.4	0.2	24.3
Reinvested distributions	3.4	2.0	5.1	2.4	6.7	1.7	—	21.3
Net flows	(1.3)	(0.5)	14.3	(4.7)	34.5	3.1	0.2	45.6
Distributions	(3.5)	(2.2)	(6.0)	(3.1)	(9.0)	(2.4)	—	(26.2)
Acquisitions	—	—	9.0	—	0.3	—	—	9.3
Appreciation (depreciation) and other[1]	33.8	17.7	10.1	(3.0)	6.6	0.9	—	66.1
AUM at September 30, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
 __________________
1    Includes foreign exchange revaluation.
AUM decreased $127.1 billion or 14% during fiscal year 2015, primarily due to $73.0 billion of market depreciation and other, which includes a $15.1 billion decrease due to foreign exchange revaluation, and $48.8 billion of net new outflows. The market depreciation occurred in all long-term investment objectives with the exception of tax-free fixed-income, and reflected negative returns in global markets, as evidenced by decreases in the MSCI World and S&P 500 indexes of 4.6% and 0.6%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 13% of total AUM as of September 30, 2015, and was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Euro. Long-term sales decreased 16% to $161.4 billion from the prior year primarily due to lower sales of products in all long-term investment objectives with the exception of tax-free fixed-income. Long-term redemptions increased 6% to $209.0 billion primarily due to higher redemptions in global/international fixed-income and hybrid products.

AUM increased $53.3 billion or 6% during fiscal year 2014, primarily due to $62.4 billion of market appreciation and other, which is net of a $6.8 billion decrease due to foreign exchange revaluation, partially offset by $4.6 billion of net new outflows. The market appreciation occurred in all long-term investment objectives, and reflected positive returns in global markets, as evidenced by increases in the MSCI World and S&P 500 indexes of 12.8% and 19.7%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. Long-term sales decreased 11% to $192.6 billion from the prior year primarily due to lower sales of global/international fixed-income products, partially offset by higher sales of equity products. Long-term redemptions increased 4% to $197.5 billion primarily due to higher redemptions in equity and hybrid products, partially offset by lower redemptions in tax-free fixed-income products.
Average AUM by sales region is shown below.

(in billions)				2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,	2015	2014	2013
United States	$577.9	$578.8	$523.8	0%	11%
International
Europe, the Middle East and Africa	137.9	149.5	137.4	(8)%	9%
Asia-Pacific	90.0	91.6	83.5	(2)%	10%
Canada	36.2	39.0	35.2	(7)%	11%
Latin America[1]	27.5	29.0	28.3	(5)%	2%
Total international	$291.6	$309.1	$284.4	(6)%	9%
Total	$869.5	$887.9	$808.2	(2)%	10%
 _____________
1    Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 66% for fiscal year 2015, and 65% for fiscal years 2014 and 2013.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed-income funds generated notable long-term results with at least 87% of AUM exceeding the benchmarks and at least 92% of AUM exceeding the peer group medians for the three-, five- and ten-year periods ended September 30, 2015. In addition, the investment performance of our tax-free fixed-income products was solid with at least 66% of AUM exceeding the peer group medians for all four periods presented. The performance of our hybrid products in comparison to the benchmarks and peer group medians for all periods presented and of our taxable global/international fixed-income products for the one-year period has declined significantly from September 30, 2014. The hybrid products decrease was primarily due to lower performance in the one-year period by a fund which represents 70% of the hybrid category, and the taxable global/international fixed-income products decrease was primarily due to lower performance by three funds which collectively represent 69% of this category. The performance of our equity products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison [1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2015	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	23%	38%	35%	50%	25%	48%	35%	53%
United States	31%	29%	7%	31%	40%	51%	42%	65%
Total equity	26%	35%	25%	42%	31%	49%	37%	58%
Hybrid	2%	9%	8%	5%	4%	12%	15%	96%
Fixed-Income
Tax-free	33%	30%	57%	38%	67%	66%	68%	86%
Taxable
Global/international	6%	88%	87%	91%	1%	92%	93%	99%
United States	0%	1%	60%	51%	5%	22%	19%	48%
Total fixed-income	11%	58%	75%	69%	19%	73%	73%	86%
_________________

[1]
The peer group rankings are sourced from either Lipper, a Thomson Reuters Company, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns. © 2015 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

AUM measured in the benchmark and peer group rankings represents 90% and 84% of our total AUM as of September 30, 2015. The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.
For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 19, 2015 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,	2015	2014	2013
Investment management fees	$5,327.8	$5,565.7	$5,071.4	(4)%	10%
Sales and distribution fees	2,252.4	2,546.4	2,516.0	(12)%	1%
Shareholder servicing fees	262.8	281.1	303.7	(7)%	(7)%
Other	105.7	98.2	93.9	8%	5%
Total Operating Revenues	$7,948.7	$8,491.4	$7,985.0	(6)%	6%
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

Investment management fees decreased $237.9 million in fiscal year 2015 primarily due to a 2% decrease in average AUM and the impact of a lower effective fee rate. Investment management fees increased $494.3 million in fiscal year 2014, primarily due to a 10% increase in average AUM. The decrease in average AUM in fiscal year 2015 primarily occurred in the international sales regions and in the global/international fixed-income and equity investment objectives, partially offset by slight increases in the other investment objectives. The increase in average AUM in fiscal year 2014 occurred in all sales regions and across all long-term investment objectives with the exception of tax-free fixed-income.
Our effective investment management fee rate (investment management fees divided by average AUM) was 61.3 basis points for fiscal year 2015 and 62.7 basis points for fiscal years 2014 and 2013. The rate decrease in fiscal year 2015 was primarily due to higher weighting of AUM in U.S. products and in lower fee products in the global/international fixed-income and equity objectives in the Europe, Middle East and Africa sales region, as well as lower performance fees. The rate for fiscal year 2014 remained unchanged from the prior year as the impacts of higher performance fees, a slightly higher weighting of higher fee products in the U.S. equity objective and a change in the pricing structure in Canada effective January 1, 2014 which resulted in the bundling of investment management and servicing fees were offset by the impacts of slightly higher weightings of AUM in U.S. products and in lower fee products in the global/international equity and fixed-income objectives.
Performance-based investment management fees were $19.8 million, $50.9 million and $20.1 million for fiscal years 2015, 2014 and 2013. The higher fees in fiscal year 2014 were primarily related to fund of hedge funds products.
U.S. industry asset-weighted average management fee rates were as follows1:

(in basis points)	Industry Average
for the fiscal years ended September 30,	2015	2014	2013
Equity
Global/international	55	58	60
United States	39	41	44
Hybrid[2]	52	53	39
Fixed-Income
Tax-free	35	35	36
Taxable
Global/international[3]	46	55	57
United States	35	37	38
Cash Management	9	11	13
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Thomson Reuters Company, as of September 30, 2015, 2014 and 2013 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund-of-funds products are not included.

[2]	The increase in the average rate in fiscal year 2014 reflects the addition of alternative products.

[3]	The decrease in the average rate in fiscal year 2015 reflects lower weightings of two large higher fee funds and a higher weighting of a large low fee fund.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,	2015	2014	2013
Asset-based fees	$1,698.9	$1,823.3	$1,693.1	(7)%	8%
Sales-based fees	542.8	711.7	810.6	(24)%	(12)%
Contingent sales charges	10.7	11.4	12.3	(6)%	(7)%
Sales and Distribution Fees	$2,252.4	$2,546.4	$2,516.0	(12)%	1%
Asset-based distribution fees decreased $124.4 million in fiscal year 2015 primarily due to a 5% decrease in the related average AUM. Asset-based distribution fees increased $130.2 million in fiscal year 2014 primarily due to a 6% increase in the related average AUM and a higher mix of equity and hybrid AUM. Equity and hybrid products typically generate higher distribution fees than fixed-income products.
Sales-based fees decreased $168.9 million in fiscal year 2015 primarily due to a 28% decrease in total commissionable sales, partially offset by a higher mix of U.S. product commissionable sales. Sales-based fees decreased $98.9 million in fiscal year 2014 primarily due to a 10% decrease in total commissionable sales, as well as a lower mix of U.S. product commissionable sales. U.S. products typically generate higher sales fees than non-U.S. products. Commissionable sales represented 10% of total sales for fiscal year 2015, and 12% for fiscal years 2014 and 2013.
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

Shareholder servicing fees decreased $18.3 million in fiscal year 2015. The decrease primarily consisted of $10.2 million from the change in fee structure in Canada and $9.2 million related to fees for trust services that are bundled with investment management services and presented in investment management fees effective October 1, 2014.
Shareholder servicing fees decreased $22.6 million in fiscal year 2014, primarily due to the change in fee structure in Canada. The Canada decrease of $33.0 million was partially offset by a $4.7 million increase from SIPs in the U.S. primarily due to a 6% increase in active accounts, and increases of $3.2 million in trust services fees and $1.9 million from SIPs in Europe, both primarily due to higher levels of related AUM.
Other
Other revenue increased $7.5 million and $4.3 million in fiscal years 2015 and 2014, primarily due to $11.3 million and $6.6 million increases in interest and dividend income from consolidated SIPs, partially offset by $4.6 million and $3.9 million decreases in banking-related net revenues as we terminated our banking business in fiscal year 2014. The increase in fiscal year 2014 also includes $0.8 million from higher custody fees.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,
Sales, distribution and marketing	$2,762.3	$3,088.2	$3,042.1	(11)%	2%
Compensation and benefits	1,453.3	1,467.9	1,384.5	(1)%	6%
Information systems and technology	224.3	216.3	191.1	4%	13%
Occupancy	132.7	137.7	134.2	(4)%	3%
General, administrative and other	348.5	360.1	311.8	(3)%	15%
Total Operating Expenses	$4,921.1	$5,270.2	$5,063.7	(7)%	4%
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
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
for the fiscal years ended September 30,
Asset-based expenses	$2,161.0	$2,307.2	$2,148.9	(6)%	7%
Sales-based expenses	488.5	653.2	755.2	(25)%	(14)%
Amortization of deferred sales commissions	112.8	127.8	138.0	(12)%	(7)%
Sales, Distribution and Marketing	$2,762.3	$3,088.2	$3,042.1	(11)%	2%
Asset-based expenses decreased $146.2 million in fiscal year 2015 due to a $172.8 million decrease in distribution expense partially offset by a $26.6 million increase in marketing support expense. The distribution expense decrease primarily resulted from a 5% decrease in the related average AUM. The increase in marketing support expense was primarily due to a change in fee structure for certain service providers from sales-based fees to asset-based fees.

Asset-based expenses increased $158.3 million in fiscal year 2014 primarily due to a $148.3 million increase in distribution expense, which primarily resulted from a 6% increase in related average AUM and a higher mix of equity and hybrid products, which have higher expense rates than fixed-income products.
Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $164.7 million in fiscal year 2015 primarily due to a 28% decrease in total commissionable sales and the change in fee structure for certain marketing support service providers. These decreases were partially offset by a higher mix of U.S. product commissionable sales and a $12.8 million increase related to a regulatory-driven change in fee structure in India in effect from November 2014 to May 2015 under which we assumed responsibility for commission expenses previously paid by the local fund products in exchange for offsetting additional investment management fees. Sales-based expenses decreased $102.0 million in fiscal year 2014 primarily due to a 10% decrease in total commissionable sales, as well as a lower mix of U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions decreased $15.0 million and $10.2 million in fiscal years 2015 and 2014 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors.
Compensation and Benefits
Compensation and benefit expenses decreased $14.6 million in fiscal year 2015 due to a $22.9 million decrease in variable compensation, partially offset by an $8.3 million increase in salaries, wages and benefits. The variable compensation decrease was primarily due to decreases of $22.0 million in bonus expense based on our lower performance and $16.8 million from lower market valuations of mutual fund awards, partially offset by increases of $12.3 million in amortization of stock and stock unit awards and $3.5 million related to private equity and other product performance fees. The increase in salaries, wages and benefits was primarily due to a $29.0 million increase from higher staffing levels and annual merit salary adjustments that were effective December 1, 2014, largely offset by $19.0 million of favorable currency impacts.
Compensation and benefit expenses increased $83.4 million in fiscal year 2014 due to increases of $49.9 million in salaries, wages and benefits and $33.5 million in variable compensation. The increase in salaries, wages and benefits was primarily due to higher staffing levels and annual merit salary adjustments that were effective December 1, 2013, while the variable compensation increase was primarily due to higher bonus expense based on our performance.
Variable compensation as a percentage of compensation and benefits was 38% for fiscal year 2015, and 39% for fiscal years 2014 and 2013. At September 30, 2015, our global workforce had increased to approximately 9,500 employees from approximately 9,300 employees at September 30, 2014.
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
Information Systems and Technology
Information systems and technology expenses increased $8.0 million in fiscal year 2015 primarily due to higher software, technical consulting and external data service costs. Information systems and technology expenses increased $25.2 million in fiscal year 2014 primarily due to higher investments in strategic technology projects for operational purposes and higher external data service costs.

Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Net carrying value at beginning of year	$85.5	$93.5	$90.3
Additions, net of disposals	50.8	37.4	43.2
Amortization	(46.5)	(45.4)	(40.0)
Net Carrying Value at End of Year	$89.8	$85.5	$93.5
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $5.0 million in fiscal year 2015 primarily due to lower building maintenance costs and property taxes. Occupancy expenses increased $3.5 million in fiscal year 2014 primarily due to higher rent expense, building maintenance costs and property taxes.
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
General, administrative and other operating expenses decreased $11.6 million in fiscal year 2015 primarily due to lower professional fees, consolidated SIPs expenses, third-party service fees and non-executive directors’ compensation, partially offset by intangible asset impairment and higher contingent consideration and Canadian fund expenses. Professional fees decreased $13.2 million primarily due to fees incurred in the prior year for various corporate activities including the winding down of our banking business. Consolidated SIPs expenses decreased $11.8 million. Third-party service fees decreased $5.1 million primarily due to lower AUM and fund-related service fees. Non-executive directors’ compensation decreased $4.4 million primarily due to the impact of a decrease in our stock price on the deferred portion. The decreases were partially offset by $8.2 million of impairment of definite-lived intangible assets, a $7.0 million increase in the fair value of the contingent consideration liability for the K2 Advisors Holdings, LLC (“K2”) acquisition primarily due to revised estimates of K2’s future revenues and profits, and a $6.6 million increase in Canadian fund expenses.
General, administrative and other operating expenses increased $48.3 million in fiscal year 2014 primarily due to Canadian fund expenses, higher levels of third-party service and professional fees, and consulting fees related to private equity performance fees. The increase due to Canadian fund expenses was $17.4 million. Third-party service fees increased $15.7 million primarily due to a pricing structure change and higher sub-advisory expenses. Professional fees increased $8.4 million due to various corporate activities including the winding down of our private banking business. We incurred $7.6 million of consulting fees related to private equity performance fees in fiscal year 2014.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) were as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Investment and other income, net	$40.4	$235.8	$152.2
Interest expense	(39.6)	(47.4)	(46.9)
Other Income, Net	$0.8	$188.4	$105.3
Investment and other income, net consists primarily of foreign currency exchange gains (losses), realized gains (losses) on sale of available-for-sale investment securities, interest and dividend income, gains (losses) on investments of consolidated SIPs and trading investment securities, and income (losses) from equity method investees.
Other income, net decreased $187.6 million in fiscal year 2015 primarily due to lower market valuations, which resulted in net losses and lower net gains on our investments. Equity method investees generated losses of $63.2 million as compared to income of $68.1 million in the prior year, net realized gains on sale of available-for-sale securities decreased $32.7 million, trading investment securities incurred net losses of $22.3 million as compared to net gains of $10.4 million in the prior year, and net gains on investments of consolidated SIPs decreased $15.9 million. The market valuation decreases were partially offset by a $24.9 million increase in foreign currency exchange net gains primarily from strengthening of the U.S. dollar against the Euro.
Other income, net increased $83.1 million in fiscal year 2014 primarily due to $32.1 million of foreign currency exchange net gains as the U.S. dollar strengthened against the Euro as compared to net losses of $30.9 million in the prior year, and $7.1 million of net gains from consolidated collateralized loan obligations as compared to net losses of $16.0 million in the prior year.
Significant portions of the net gains (losses) of consolidated SIPs are offset in noncontrolling interests in our consolidated statements of income.
Our investments in SIPs include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our SIPs investments.

The consolidated cash, cash equivalents and investments portfolio by investment objective at September 30, 2015, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,368.1	67%	$—	0%	$183.2	10%
Investment Securities
Equity
Global/international	656.1	5%	0.1	0%	610.4	33%
United States	2.9	0%	0.3	0%	—	0%
Total equity	659.0	5%	0.4	0%	610.4	33%
Hybrid	153.1	1%	0.4	0%	58.9	3%
Fixed-Income
Tax-free	1.5	0%	—	0%	—	0%
Taxable
Global/international	651.4	5%	84.9	7%	289.2	16%
United States	1,882.5	16%	1,165.5	93%	691.4	38%
Total fixed-income	2,535.4	21%	1,250.4	100%	980.6	54%
Total Investment Securities	3,347.5	27%	1,251.2	100%	1,649.9	90%
Other Investments	761.6	6%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,477.2	100%	$1,251.2	100%	$1,833.1	100%

Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $576.5 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
TAXES ON INCOME
As a multi-national corporation, we provide many of our services from locations outside the U.S. Some of these jurisdictions have lower tax rates than the U.S. Additionally, in certain countries our income is subject to reduced tax rates due to tax rulings. The mix of pre-tax income subject to these lower rates, when aggregated with income originating in the U.S., produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.
Our effective income tax rate for fiscal year 2015 was 30.5% as compared to 29.3% in fiscal year 2014 and 28.3% in fiscal year 2013. The rate increase in fiscal year 2015 was primarily due to a higher mix of earnings in higher tax jurisdictions and higher non-U.S. taxes following an income tax ruling effective October 1, 2014, partially offset by the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. jurisdictions and an increase in net income attributable to noncontrolling interests. The rate increase in fiscal year 2014 was primarily due to higher earnings in higher tax jurisdictions, partially offset by higher net income attributable to noncontrolling interests.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Cash Flow Data
Operating cash flows	$2,252.0	$2,138.0	$2,035.7
Investing cash flows	248.9	390.6	232.9
Financing cash flows	(1,612.2)	(1,195.3)	(2,018.1)
Net cash provided by operating activities increased in fiscal year 2015, despite a decrease in net income, primarily due to a lower net increase in trading securities of consolidated SIPs, a decrease in receivables, prepaid expenses and other as compared to an increase in the prior year and losses from investments in equity method investees as compared to income in the prior year, partially offset by a decrease in other liabilities as compared to an increase in the prior year which primarily resulted from the consolidation impact of short positions of consolidated SIPs. Net cash provided by investing activities decreased mainly due to proceeds from the sale of, and net decreases in, loans receivable in the prior year, and lower liquidations, net of purchases, of the Company’s investments and investments of consolidated VIEs, partially offset by net liquidations of investments by consolidated SIPs as compared to net purchases in the prior year, and an increase in cash and cash equivalents from net consolidation of SIPs as compared to a decrease from net deconsolidation in the prior year. Net cash used in financing activities increased primarily due to higher repurchases of, and dividends paid on, common stock, and lower subscriptions in consolidated SIPs by noncontrolling interests, partially offset by a decrease in deposits in the prior year and proceeds from issuance of debt, net of repayments.
Net cash provided by operating activities increased in fiscal year 2014 primarily due to higher net income, a higher increase in other liabilities primarily resulting from the consolidation impact of short positions of consolidated SIPs, and a lower increase in receivables, prepaid expenses and other. These increases were partially offset by a net increase in trading securities of consolidated SIPs, a lower increase in commissions payable, and a lower increase in income taxes payable. Net cash provided by investing activities increased mainly due to lower net purchases of investments by consolidated VIEs. Net cash used in financing activities decreased primarily due to lower dividends paid on common stock, payments on debt in the prior year, and higher subscriptions in consolidated SIPs by noncontrolling interests, partially offset by a decrease in deposits and higher repurchases of common stock.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2015	2014	2013
Assets
Cash and cash equivalents	$8,184.9	$7,476.8	$6,186.0
Receivables	816.5	910.8	982.1
Investments	2,105.8	2,239.2	2,280.8
Total Liquid Assets	$11,107.2	$10,626.8	$9,448.9
Liabilities
Debt	$1,348.0	$1,198.2	$1,197.7

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
Cash and cash equivalents at September 30, 2015 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 33% and 67% at September 30, 2015, and 36% and 64% at September 30, 2014.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At September 30, 2015, our U.S. and non-U.S. subsidiaries held $1,152.0 million and $1,732.7 million of liquid assets to satisfy operational and regulatory requirements and fund capital contributions to our SIPs, as compared to $1,716.8 million and $2,047.7 million held at September 30, 2014. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $105.8 million and $404.0 million at September 30, 2015 and $86.8 million and $354.5 million at September 30, 2014.
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
At September 30, 2015, $1,348.0 million of the notes were outstanding with an aggregate face value of $1,350.0 million. In addition to the $400.0 million issued in March 2015, the notes consist of $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020 and $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of September 30, 2015, we were in compliance with the covenants of the notes.
At September 30, 2015, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
We declare and pay dividends on a quarterly basis. We declared regular cash dividends of $0.60 per share ($0.15 per share for each quarter) and a special cash dividend of $0.50 per share in fiscal year 2015, and regular cash dividends of $0.48 per share ($0.12 per share for each quarter) in fiscal year 2014. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
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
During fiscal years 2015 and 2014, we repurchased 22.5 million and 11.5 million shares of our common stock at a cost of $1,059.8 million and $622.2 million. At September 30, 2015, 7.2 million shares remained available for repurchase under the program, which is not subject to an expiration date. In both October 2015 and December 2013, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program.
During fiscal years 2015 and 2014, we redeemed $70.0 million and $3.2 million, net of investments, from our SIPs.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table summarizes our contractual obligations, commitments and contingent liabilities.

(in millions)	Payments Due by Fiscal Year
as of September 30, 2015	2016	2017	2018	2019	2020	There-after	Total
Debt
Principal[1]	$—	$299.4	$—	$—	$349.8	$698.8	$1,348.0
Interest	40.1	40.1	36.0	36.0	36.0	68.1	256.3
Operating leases	46.2	40.4	37.3	32.4	26.2	194.1	376.6
Purchase obligations[2]	79.4	37.9	6.6	1.7	1.7	3.0	130.3
Total Contractual Obligations	165.7	417.8	79.9	70.1	413.7	964.0	2,111.2
Committed capital contributions[3]	28.9	—	—	—	—	—	28.9
Contingent consideration liabilities[4]	4.6	42.8	43.5	49.5	—	—	140.4
Total Contractual Obligations, Commitments and Contingent Liabilities	$199.2	$460.6	$123.4	$119.6	$413.7	$964.0	$2,280.5
 __________________

[1]	Debt principal represents carrying amount.

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
The debt holders of consolidated SIPs and consolidated VIEs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
At September 30, 2015, our consolidated balance sheet included liabilities for unrecognized tax benefits of $105.2 million and related accrued interest of $11.2 million (see Note 10 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). Because of the high degree of uncertainty regarding the timing and amounts of future cash outflows, unrecognized tax benefits and related accrued interest have not been included in the table above.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
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
Under both models, the key estimates and assumptions used in the analyses include the amount of AUM, investment management fee rates, the life of the investment product, prepayment rates, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2015, we were the primary beneficiary of three CLOs and one other SIP VIE.
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
As of September 30, 2015, Level 3 assets represented 23% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities of entities and funds that are not traded in active markets. Level 3 liabilities consisted of contingent consideration liabilities and represented 94% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during fiscal year 2015.
Following are descriptions of the significant assets and liabilities measured at fair value, including the fair value methodologies used and hierarchy levels.
Investment Securities, Trading consist primarily of nonconsolidated SIPs and to a lesser extent, debt securities. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes, and they are classified Level 2.
Investment Securities, Available-for-Sale consist of nonconsolidated SIPs, mortgage-backed securities and other equity and debt securities. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes and they are classified as Level 2. The other equity securities primarily consist of non-sponsored investment products, for which the fair value is determined based on their published NAV and they are classified as Level 1.
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
Investments of Consolidated VIEs consist of corporate debt securities. The fair value is primarily obtained from independent third-party broker or dealer price quotes and are they classified as Level 2.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts and customer base assets resulting from business acquisitions. We amortize these intangible assets over their estimated useful lives, which range from six to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.

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
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2015. We did not recognize any impairment on goodwill because our estimate of the fair value of our reporting unit exceeded its carrying value by more than 100%. We estimated the discounted future cash flows using a 5.0% compounded annual AUM growth rate and a discount rate of 11.5%. The AUM growth rate assumption was developed taking into account ongoing volatility in the capital markets and is lower than historical compounded growth rates. A hypothetical 500 basis point decline in the AUM growth rate or a 500 basis point increase in the discount rate would not cause goodwill to fail step one of the impairment test.
We elected to perform a qualitative assessment of the valuation of substantially all of our indefinite-lived intangible assets and concluded it is more likely than not that the fair values of the assets exceeded their carrying values.
We subsequently monitor market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2015. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2015, volatility in the capital markets resulted in a decrease in our AUM as of September 30, 2015. However, there was no resulting impairment as we determined that the change in circumstances did not more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. The assumptions used in our impairment tests are developed taking into consideration ongoing market conditions. If the carrying value of an asset is not recoverable through the related undiscounted cash flows, the impairment loss is measured based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.
As of September 30, 2015, the undiscounted future cash flow projections for the majority of our definite-lived intangible assets exceeded their carrying values by at least 60%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (25)% to 5%, which incorporate the impact of current market conditions. As of September 30, 2015, a decline in these assets’ related AUM of 45% could cause us to evaluate whether their fair value is below the carrying value. We recognized impairment of $8.2 million of definite-lived intangible assets during fiscal year 2015 due to decreased AUM growth rate assumptions.
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
Pricing of the securities held by SIPs is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2015, our total AUM by fair value hierarchy level was 51% Level 1, 48% Level 2 and 1% Level 3.
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
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $7.9 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2015. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2015 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31		March 31	June 30	September 30
Fiscal year 2015
Operating revenues	$2,064.3		$2,009.8	$2,000.8	$1,873.8
Operating income	782.0		757.7	769.8	718.1
Net income attributable to Franklin Resources, Inc.	566.4		606.5	504.2	358.2
Earnings per share
Basic	$0.91		$0.98	$0.82	$0.59
Diluted	0.91		0.98	0.82	0.59
Dividends per share	$0.65	[1]	$0.15	$0.15	$0.15
Common stock price per share
High	$59.43		$55.91	$52.76	$49.96
Low	49.12		50.49	48.69	36.15
AUM (in billions)
Ending	$880.1		$880.6	$866.5	$770.9
Average	894.1		881.6	882.6	824.5

Fiscal year 2014
Operating revenues	$2,109.5		$2,095.9	$2,130.5	$2,155.5
Operating income	813.1		786.0	786.8	835.3
Net income attributable to Franklin Resources, Inc.	603.8		561.0	578.9	640.6
Earnings per share
Basic	$0.96		$0.89	$0.92	$1.03
Diluted	0.96		0.89	0.92	1.02
Dividends per share	$0.12		$0.12	$0.12	$0.12
Common stock price per share
High	$57.85		$58.87	$58.42	$58.28
Low	49.49		49.92	51.00	52.65
AUM (in billions)
Ending	$879.1		$886.9	$920.5	$898.0
Average	865.9		876.4	902.8	912.1
 __________

[1]	Includes a special cash dividend of $0.50 per share.

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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2015 would have resulted in an annualized increase or decrease in pre-tax earnings of $484.6 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,531.8 million at September 30, 2015. Our exposure to interest rate risks from investments in SIPs is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market or region. We had no exposure to changes in interest rates from debt obligations at September 30, 2015 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2015, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our operating revenues or results of operations in the next twelve months.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Canada, Asia-Pacific, The Bahamas and Latin America. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase.
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling and Canadian dollar. These assets accounted for 8% of the total cash and cash equivalents and investments at September 30, 2015. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 5% of the total cash and cash equivalents and investments at September 30, 2015. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2015 would result in a $73.4 million increase in accumulated other comprehensive income (loss) and a $47.4 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2015. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated SIPs and consolidated VIEs would result in a $156.7 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,251.2	$1,376.3	$1,126.1
Investment securities, available-for-sale	446.4	491.0	401.8
Direct investments in consolidated SIPs and consolidated VIEs	316.3	347.9	284.7
Total	$2,013.9	$2,215.2	$1,812.6

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2015, 2014 and 2013.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 12, 2015

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2015	2014	2013
Operating Revenues
Investment management fees	$5,327.8	$5,565.7	$5,071.4
Sales and distribution fees	2,252.4	2,546.4	2,516.0
Shareholder servicing fees	262.8	281.1	303.7
Other	105.7	98.2	93.9
Total operating revenues	7,948.7	8,491.4	7,985.0
Operating Expenses
Sales, distribution and marketing	2,762.3	3,088.2	3,042.1
Compensation and benefits	1,453.3	1,467.9	1,384.5
Information systems and technology	224.3	216.3	191.1
Occupancy	132.7	137.7	134.2
General, administrative and other	348.5	360.1	311.8
Total operating expenses	4,921.1	5,270.2	5,063.7
Operating Income	3,027.6	3,221.2	2,921.3
Other Income (Expenses)
Investment and other income, net	40.4	235.8	152.2
Interest expense	(39.6)	(47.4)	(46.9)
Other income, net	0.8	188.4	105.3
Income before taxes	3,028.4	3,409.6	3,026.6
Taxes on income	923.7	997.9	855.9
Net income	2,104.7	2,411.7	2,170.7
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	75.5	6.8	16.9
Redeemable noncontrolling interests	(6.1)	20.6	3.6
Net Income Attributable to Franklin Resources, Inc.	$2,035.3	$2,384.3	$2,150.2

Earnings per Share
Basic	$3.29	$3.79	$3.37
Diluted	3.29	3.79	3.37
Dividends per Share	$1.10	$0.48	$1.39

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Net Income	$2,104.7	$2,411.7	$2,170.7
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(11.7)	(40.9)	(8.1)
Currency translation adjustments, net of tax	(184.2)	(80.4)	(49.5)
Net unrealized gains (losses) on defined benefit plans, net of tax	(0.6)	(2.5)	1.7
Total other comprehensive loss	(196.5)	(123.8)	(55.9)
Total comprehensive income	1,908.2	2,287.9	2,114.8
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	75.5	6.8	16.9
Redeemable noncontrolling interests	(6.1)	20.6	3.6
Comprehensive Income Attributable to Franklin Resources, Inc.	$1,838.8	$2,260.5	$2,094.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2015	2014
Assets
Cash and cash equivalents	$8,184.9	$7,476.8
Receivables	838.0	950.0
Investments (including $1,712.3 and $1,845.6 at fair value at September 30, 2015 and 2014)	2,459.2	2,516.1
Assets of consolidated sponsored investment products
Cash and cash equivalents	108.5	44.9
Investments, at fair value	977.4	1,373.7
Assets of consolidated variable interest entities
Cash and cash equivalents	74.7	74.3
Investments, at fair value	672.5	788.4
Deferred taxes, net	100.7	98.1
Property and equipment, net	510.1	530.7
Goodwill and other intangible assets, net	2,257.0	2,325.9
Other	152.7	178.2
Total Assets	$16,335.7	$16,357.1
Liabilities
Compensation and benefits	$433.2	$465.1
Accounts payable and accrued expenses	232.1	237.5
Dividends	92.6	76.9
Commissions	359.9	440.3
Debt	1,348.0	1,198.2
Debt of consolidated sponsored investment products	81.2	122.3
Debt of consolidated variable interest entities (at fair value at September 30, 2014)	726.1	828.5
Deferred taxes	241.4	259.3
Other	265.8	281.8
Total liabilities	3,780.3	3,909.9
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	59.6	234.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 603,517,181 and 622,893,090 shares issued and outstanding at September 30, 2015 and 2014	60.4	62.3
Retained earnings	12,094.8	11,625.6
Appropriated retained earnings of consolidated variable interest entities	—	13.9
Accumulated other comprehensive loss	(314.2)	(117.7)
Total Franklin Resources, Inc. stockholders’ equity	11,841.0	11,584.1
Nonredeemable noncontrolling interests	654.8	628.3
Total stockholders’ equity	12,495.8	12,212.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,335.7	$16,357.1

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2015, 2014 and 2013	Shares	Amount
Balance at October 1, 2012	636.6	$63.7	$—	$9,041.9	$33.7	$62.0	$9,201.3	$559.2	$9,760.5
Net income				2,150.2			2,150.2	16.9	2,167.1
Net loss reclassified to appropriated retained earnings					(20.1)		(20.1)	20.1
Other comprehensive loss						(55.9)	(55.9)		(55.9)
Cash dividends on common stock				(888.7)			(888.7)		(888.7)
Repurchase of common stock	(10.5)	(1.1)	(177.7)	(312.2)			(491.0)		(491.0)
Issuance of common stock	4.8	0.5	147.0				147.5		147.5
Excess tax benefit from stock-based compensation			24.4				24.4		24.4
Stock-based compensation			6.3				6.3		6.3
Net subscriptions								63.7	63.7
Net consolidation of sponsored investment products								4.1	4.1
Acquisition								5.4	5.4
Deconsolidation of variable interest entity					(0.9)		(0.9)		(0.9)
Reclassification to redeemable noncontrolling interests								(57.0)	(57.0)
Balance at September 30, 2013	630.9	$63.1	$—	$9,991.2	$12.7	$6.1	$10,073.1	$612.4	$10,685.5
Net income				2,384.3			2,384.3	6.8	2,391.1
Net income reclassified to appropriated retained earnings					1.2		1.2	(1.2)
Other comprehensive loss						(123.8)	(123.8)		(123.8)
Cash dividends on common stock				(301.7)			(301.7)		(301.7)
Repurchase of common stock	(11.5)	(1.1)	(172.9)	(448.2)			(622.2)		(622.2)
Issuance of common stock	3.5	0.3	148.9				149.2		149.2
Excess tax benefit from stock-based compensation			13.3				13.3		13.3
Stock-based compensation			10.7				10.7		10.7
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2015, 2014 and 2013	Shares	Amount
Net subscriptions								$10.3	$10.3
Balance at September 30, 2014	622.9	$62.3	$—	$11,625.6	$13.9	$(117.7)	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance				(0.3)	(13.9)		(14.2)		(14.2)
Net income				2,035.3			2,035.3	75.5	2,110.8
Other comprehensive loss						(196.5)	(196.5)		(196.5)
Cash dividends on common stock				(682.1)			(682.1)		(682.1)
Repurchase of common stock	(22.5)	(2.2)	(173.9)	(883.7)			(1,059.8)		(1,059.8)
Issuance of common stock	3.1	0.3	154.5				154.8		154.8
Excess tax benefit from stock-based compensation			10.9				10.9		10.9
Stock-based compensation			8.5				8.5		8.5
Net distributions								(49.0)	(49.0)
Balance at September 30, 2015	603.5	$60.4	$—	$12,094.8	$—	$(314.2)	$11,841.0	$654.8	$12,495.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Net Income	$2,104.7	$2,411.7	$2,170.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	112.8	127.8	138.0
Depreciation and other amortization	97.4	94.6	93.5
Stock-based compensation	140.0	127.7	113.4
Excess tax benefit from stock-based compensation	(11.0)	(12.2)	(20.3)
Gains on sale of assets	(31.6)	(59.7)	(51.2)
Losses (income) from investments in equity method investees	63.2	(68.1)	(74.0)
Net gains on other investments of consolidated sponsored investment products	(28.9)	(16.9)	(29.4)
Net (gains) losses of consolidated variable interest entities	(6.0)	(6.1)	17.1
Other	17.3	6.1	4.1
Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	45.2	(113.7)	(268.1)
Decrease (increase) in trading securities, net	23.3	(80.2)	(65.6)
Increase in trading securities of consolidated sponsored investment products, net	(181.1)	(482.9)	(145.9)
Originations of loans held for sale	—	(38.3)	—
Proceeds from sale of loans originated for resale	—	38.4	—
Increase (decrease) in accrued compensation and benefits	(16.7)	24.3	45.9
Increase (decrease) in commissions payable	(80.4)	2.6	53.8
Increase in income taxes payable	20.0	15.8	50.1
Increase (decrease) in other liabilities	(16.2)	167.1	3.6
Net cash provided by operating activities	2,252.0	2,138.0	2,035.7
Purchase of investments	(297.2)	(303.2)	(315.6)
Liquidation of investments	405.5	583.9	588.8
Purchase of investments by consolidated sponsored investment products	(164.1)	(324.2)	(248.4)
Liquidation of investments by consolidated sponsored investment products	241.6	181.0	231.4
Purchase of investments by consolidated variable interest entities	(274.8)	(259.4)	(685.9)
Liquidation of investments by consolidated variable interest entities	402.3	488.9	706.3
Decrease (increase) in loans receivable, net	—	38.0	(16.8)
Decrease in loans transferred to held for sale	—	8.2	—
Proceeds from sale of loans transferred to held for sale	—	181.3	41.1
Additions of property and equipment, net	(68.8)	(53.1)	(62.2)
Acquisitions of subsidiaries, net of cash acquired	—	—	0.8
Increase (decrease) in cash and cash equivalents due to net consolidation (deconsolidation) of sponsored investment products	4.4	(150.8)	(6.6)
Net cash provided by investing activities	248.9	390.6	232.9
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Decrease in deposits	$(0.3)	$(587.5)	$(84.9)
Issuance of common stock	25.5	32.6	41.3
Dividends paid on common stock	(666.4)	(290.4)	(882.7)
Repurchase of common stock	(1,059.8)	(622.2)	(491.0)
Excess tax benefit from stock-based compensation	11.0	12.2	20.3
Proceeds from issuance of debt	395.7	—	—
Payments on debt	(250.0)	—	(545.4)
Proceeds from issuance of debt by consolidated sponsored investment products	571.8	793.6	617.8
Payments on debt by consolidated sponsored investment products	(611.2)	(779.3)	(620.6)
Payments on debt by consolidated variable interest entities	(121.0)	(194.3)	(195.7)
Payments on contingent consideration liabilities	(7.9)	(6.3)	(1.1)
Noncontrolling interests	100.4	446.3	123.9
Net cash used in financing activities	(1,612.2)	(1,195.3)	(2,018.1)
Effect of exchange rate changes on cash and cash equivalents	(116.6)	(60.4)	21.2
Increase in cash and cash equivalents	772.1	1,272.9	271.7
Cash and cash equivalents, beginning of year	7,596.0	6,323.1	6,051.4
Cash and Cash Equivalents, End of Year	$8,368.1	$7,596.0	$6,323.1

Supplemental Disclosure of Non-Cash Activities
Contingent consideration liabilities recognized due to acquisitions	$—	$—	$93.6
Decrease in noncontrolling interests due to net deconsolidation of sponsored investment products	—	—	(11.0)
Increase in noncontrolling interests due to acquisition	—	—	38.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$925.0	$979.3	$825.9
Cash paid for interest	44.6	40.2	47.9
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	33.0	43.6	54.1

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company provides investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products” or “SIPs”). In addition to investment management, the Company’s services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2015 (“fiscal year 2015”).
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
Fair Value Option. Effective October 1, 2014, the financial assets and financial liabilities of consolidated CLOs are measured using the more observable fair value of either the financial assets or financial liabilities. See Note 2 – New Accounting Guidance. The Company had previously elected the fair value option for all assets and liabilities of its consolidated CLOs as this option better matched the changes in fair value of the assets and liabilities. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses on the assets and liabilities of consolidated CLOs through September 30, 2014 included interest income and expense and were recognized in investment and other income, net in the consolidated statements of income.
Cash and Cash Equivalents consist of cash on hand, deposits with financial institutions, time deposits, securities of U.S. government-sponsored enterprises and the U.S. Treasury, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. The money market funds are nonconsolidated SIPs. Cash and cash equivalents are carried at cost, except for securities of U.S. government-sponsored enterprises and the U.S. Treasury, which are carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value and, for disclosure purposes, they are classified as Level 1.
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
Investment Securities, Trading consist primarily of nonconsolidated SIPs and to a lesser extent, debt securities, and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes, and they are classified as Level 2. The fair value of certain debt securities is determined using discounted cash flow techniques and they are classified as Level 3.
Investment Securities, Available-for-Sale consist of nonconsolidated SIPs, mortgage-backed securities and other equity and debt securities. The securities are carried at fair value. Realized gains and losses are included in investment income using the average cost method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income (loss) until realized. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes and they are classified as Level 2.
The fair value of other equity securities is determined using either quoted market prices, in which case they are classified as Level 1, or independent third-party broker or dealer price quotes, in which case they are classified as Level 2.
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
Impairment of Investments. Investments other than trading securities are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For equity securities, the Company considers many factors, including the severity and duration of the decline in the fair value below cost, the Company’s intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings. For debt securities, if the Company intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security's amortized cost and the present value of the expected cash flows, and is recognized in earnings. Losses related to all other factors are recognized in accumulated other comprehensive income (loss).
Cash and Cash Equivalents of Consolidated SIPs consist of deposits with financial institutions and highly liquid investments, including money market funds, which are readily convertible into cash, and are carried at cost. Due to the short-

term nature and liquidity of these financial instruments, their carrying values approximate fair value and, for disclosure purposes, they are classified as Level 1.
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
Property and equipment is tested for impairment when there is an indication that the carrying value of an asset may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying values. When an asset is determined to not be recoverable, the impairment is measured based on the excess, if any, of the carrying value of the asset over its respective fair value. Fair value is determined by discounted future cash flows models, appraisals or other applicable methods.
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts and customer base assets resulting from business acquisitions. These intangible assets are amortized over their estimated useful lives, which range from six to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of August 1 and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit or indefinite-lived intangible asset below its carrying value. The Company has one reporting unit, investment management and related services, consistent with its single operating segment, to which all goodwill has been assigned.
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
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, the Company estimates the undiscounted future cash flows to be derived from these assets. The future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. If the carrying value of an asset is not recoverable through the related undiscounted cash flows, the impairment is measured based on the amount by which the carrying value of the asset exceeds its fair value and recognized in general, administrative and other expense. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.
Deferred Sales Commissions consist of up-front commissions paid to financial advisers and broker/dealers on shares sold without a front-end sales charge to investors, and are amortized over the periods in which they are generally recovered from related revenues, which range from one to seven years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Contingent Consideration Liabilities primarily consist of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC (“K2”) and are included in other liabilities on the consolidated balance sheet. The liabilities are carried at fair value, determined using an income-based method which considers the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments, and are classified as Level 3.
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
Debt of Consolidated VIEs consists of debt of CLOs. Effective October 1, 2014, the debt is measured based on the fair value of the assets of the consolidated CLOs less the fair value of the Company’s own economic interests in the CLOs. See Note 2 – New Accounting Guidance. As of September 30, 2014, the debt was carried at fair value, which was obtained from independent third-party broker or dealer price quotes. The debt was classified as Level 2 unless the price quotes were derived from significant unobservable inputs, in which case it was classified as Level 3.
Noncontrolling Interests relate almost entirely to consolidated SIPs. Noncontrolling interests that are currently redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity. Nonredeemable noncontrolling interests are classified as a component of equity. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable and redeemable noncontrolling interests in the consolidated statements of income. Sales and redemptions of shares of consolidated SIPs by third-party investors are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.
Appropriated Retained Earnings of Consolidated VIEs. As of September 30, 2014 this amount represented the difference between the fair values of consolidated CLOs’ assets and liabilities. The difference was recognized as appropriated retained earnings as the CLO debt holders, not the Company, would ultimately receive the benefits or absorb the losses associated with the CLOs’ assets and liabilities. Net income attributable to third-party investors through September 30, 2014 was reflected as net income attributable to nonredeemable noncontrolling interests in the consolidated statements of income. See Note 2 – New Accounting Guidance.
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
Foreign Currency Translation and Transactions. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income (loss). Transactions denominated in a foreign currency are revalued at the current exchange rate at the transaction date and any related gains and losses are recognized in earnings.
Note 2 – New Accounting Guidance
Accounting Guidance Adopted During Fiscal Year 2015
On October 1, 2014, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that provides an entity the election to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using the more observable fair value of either the financial assets or financial liabilities, and elected this measurement alternative for its consolidated CLOs. The adoption resulted in a $14.2 million increase in debt of consolidated VIEs, a $13.9 million reduction in appropriated retained earnings of consolidated VIEs and a $0.3 million reduction in retained earnings as of October 1, 2014. The Company’s subsequent earnings from the consolidated CLOs reflect changes in fair value of its own economic interests in the CLOs, and no longer include gains or losses on assets and liabilities of the CLOs, which were primarily attributable to noncontrolling interests.
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
In May 2014, the FASB issued new guidance that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance allows for either a full retrospective or modified approach at adoption. Subsequent to issuance, the FASB deferred the effective date of the guidance by one year, and it is now effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company is currently evaluating the impact that the adoption of the guidance will have on its consolidated financial statements.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2015	2014	2013
Net Income Attributable to Franklin Resources, Inc.	$2,035.3	$2,384.3	$2,150.2
Less: Allocation of earnings to participating nonvested stock and stock unit awards	12.0	14.3	13.9
Net Income Available to Common Stockholders	$2,023.3	$2,370.0	$2,136.3

Weighted-average shares outstanding – basic	614.8	624.8	633.1
Dilutive effect of nonparticipating nonvested stock unit awards and common stock options	0.1	0.4	1.0
Weighted-Average Shares Outstanding – Diluted	614.9	625.2	634.1

Earnings per Share
Basic	$3.29	$3.79	$3.37
Diluted	3.29	3.79	3.37

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.9 million for fiscal year 2015, 0.1 million for the fiscal year ended September 30, 2014 (“fiscal year 2014”), and nil for the fiscal year ended September 30, 2013 (“fiscal year 2013”).
Note 4 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2015	2014
Investment securities, trading	$1,251.2	$1,277.5
Investment securities, available-for-sale
SIPs	408.3	517.6
Debt securities	23.0	29.9
Other equity securities	15.1	6.6
Total investment securities, available-for-sale	446.4	554.1
Investments in equity method investees	655.3	594.9
Other investments	106.3	89.6
Total	$2,459.2	$2,516.1
At September 30, 2015 and 2014, investment securities with aggregate carrying amounts of $4.3 million and $6.1 million were pledged as collateral.
A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in millions)		Gross Unrealized
as of September 30, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$382.6	$32.4	$(6.7)	$408.3
Debt securities	22.8	0.2	—	23.0
Other equity securities	15.1	0.2	(0.2)	15.1
Total	$420.5	$32.8	$(6.9)	$446.4

(in millions)		Gross Unrealized
as of September 30, 2014	Cost Basis	Gains	Losses	Fair Value
SIPs	$477.0	$43.5	$(2.9)	$517.6
Debt securities	29.7	0.3	(0.1)	29.9
Other equity securities	6.3	0.3	—	6.6
Total	$513.0	$44.1	$(3.0)	$554.1

The following tables show the gross unrealized losses and fair values of available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2015
SIPs	$99.8	$(5.6)	$21.0	$(1.1)	$120.8	$(6.7)
Other equity securities	10.9	(0.2)	—	—	10.9	(0.2)
Total	$110.7	$(5.8)	$21.0	$(1.1)	$131.7	$(6.9)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2014
SIPs	$156.4	$(2.7)	$1.5	$(0.2)	$157.9	$(2.9)
Debt securities	4.0	—	11.6	(0.1)	15.6	(0.1)
Total	$160.4	$(2.7)	$13.1	$(0.3)	$173.5	$(3.0)

The Company recognized $10.0 million, $0.6 million and $2.4 million of other-than-temporary impairment during fiscal years 2015, 2014 and 2013, of which $8.2 million, $0.4 million and $1.7 million related to available-for-sale SIPs. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal years 2015, 2014 and 2013.
At September 30, 2015, available-for-sale debt securities were primarily comprised of mortgage-backed securities. The actual maturities of these securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Note 5 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Investment securities, trading	$1,168.2	$77.0	$6.0	$1,251.2
Investment securities, available-for-sale
SIPs	408.3	—	—	408.3
Debt securities	—	23.0	—	23.0
Other equity securities	12.2	2.9	—	15.1
Life settlement contracts	—	—	14.7	14.7
Total Assets Measured at Fair Value	$1,588.7	$102.9	$20.7	$1,712.3
Liabilities
Contingent consideration liabilities	$—	$—	$102.9	$102.9

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Investment securities, trading	$1,196.1	$81.4	$—	$1,277.5
Investment securities, available-for-sale
SIPs	517.6	—	—	517.6
Debt securities	—	29.9	—	29.9
Other equity securities	1.7	4.9	—	6.6
Life settlement contracts	—	—	14.0	14.0
Total Assets Measured at Fair Value	$1,715.4	$116.2	$14.0	$1,845.6
Liabilities
Contingent consideration liabilities	$—	$—	$98.5	$98.5
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during fiscal years 2015 and 2014.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2015		2014
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the fiscal years ended September 30,
Balance at beginning of year	$14.0	$(98.5)	$13.8	$(97.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.6	—	2.9	—
Included in general, administrative and other expense	—	(12.4)	—	(6.7)
Other	—	(0.1)	—	(0.4)
Purchases	6.6	—	0.1	—
Sales	—	—	(0.7)	—
Settlements	(1.5)	7.9	(2.1)	6.3
Foreign exchange revaluation	—	0.2	—	—
Balance at End of Year	$20.7	$(102.9)	$14.0	$(98.5)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of year	$0.8	$(12.5)	$1.2	$(7.1)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading	$6.0	Discounted cash flow	Discount rate	5.2%–6.1% (5.7%)
			Risk premium	2.7%–2.8% (2.8%)

Life settlement contracts	14.7	Discounted cash flow	Life expectancy	21–141 months (68)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	102.9	Discounted cash flow	AUM growth rate	0.5%–5.8% (4.4%)
			EBITDA margin	19.3%–22.9% (22.0%)
			Discount rate	14.0%

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Life settlement contracts	$14.0	Discounted cash flow	Life expectancy	23–150 months (71)
			Discount rate	3.3%–21.7% (11.7%)

Contingent consideration liabilities	98.5	Discounted cash flow	AUM growth rate	3.4%–20.2% (12.8%)
			EBITDA margin	21.9%–30.4% (28.2%)
			Discount rate	14.0%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		2015		2014
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,184.9	$8,184.9	$7,476.8	$7,476.8
Other investments[1]	2 or 3	91.6	97.1	75.6	87.8
Financial Liabilities
Debt	2	1,348.0	1,374.9	1,198.2	1,235.8
_________________
1     Primarily consist of Level 3 assets.
Note 6 – Property and Equipment
Property and equipment consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2015	2014
Furniture, software and equipment	$733.6	$693.5	3 – 10
Premises and leasehold improvements	557.0	562.3	5 – 35
Land	74.2	74.3	N/A
Total cost	1,364.8	1,330.1
Less: accumulated depreciation and amortization	(854.7)	(799.4)
Property and Equipment, Net	$510.1	$530.7
Depreciation and amortization expense related to property and equipment was $81.6 million, $82.6 million and $76.9 million in fiscal years 2015, 2014 and 2013. The Company recognized an insignificant impairment of equipment during fiscal year 2015, and no impairment during fiscal years 2014 and 2013.

Note 7 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2015	2014
Goodwill	$1,661.2	$1,691.0
Indefinite-lived intangible assets	538.3	547.4
Definite-lived intangible assets, net	57.5	87.5
Total	$2,257.0	$2,325.9
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014
Balance at beginning of year	$1,691.0	$1,701.5
Foreign exchange revaluation	(29.8)	(10.5)
Balance at End of Year	$1,661.2	$1,691.0
Definite-lived intangible assets were as follows:

	2015			2014
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Customer base	$164.5	$(160.3)	$4.2	$165.6	$(152.7)	$12.9
Management contracts	89.5	(36.2)	53.3	133.2	(58.6)	74.6
Total	$254.0	$(196.5)	$57.5	$298.8	$(211.3)	$87.5
Indefinite-lived intangible assets consist of management contracts. Amortization expense related to definite-lived intangible assets was $20.1 million, $20.8 million and $20.0 million for fiscal years 2015, 2014 and 2013. The Company recognized impairment of $8.2 million of management contract definite-lived intangible assets during fiscal year 2015 due to decreased AUM growth rate assumptions. No impairment of goodwill and other intangible assets was recognized during fiscal years 2014 and 2013.
Definite-lived intangible assets had a weighted-average remaining useful life of 8.0 years at September 30, 2015, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2016	$13.1
2017	9.0
2018	9.0
2019	4.0
2020	3.5
Thereafter	18.9
Total	$57.5

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2015	Effective Interest Rate	2014	Effective Interest Rate
as of September 30,
$250 million 3.125% notes due May 2015	$—	N/A	$250.0	3.32%
$300 million 1.375% notes due September 2017	299.4	1.66%	299.0	1.66%
$350 million 4.625% notes due May 2020	349.8	4.74%	349.8	4.74%
$300 million 2.800% notes due September 2022	299.5	2.93%	299.4	2.93%
$400 million 2.850% notes due March 2025	399.3	2.97%	—	N/A
Total	$1,348.0		$1,198.2
In March 2015, the Company issued senior unsecured and unsubordinated notes with a total face value of $400.0 million due in March 2025. The Company incurred $3.6 million in debt issuance costs, which are included in other assets in the consolidated balance sheet, and the notes were issued at a discount of $0.7 million. The debt issuance costs and discount are being amortized over the term of the notes. Net proceeds from the issuance of the notes were used to repay the $250.0 million 3.125% notes upon maturity in May 2015 and for general corporate purposes.
At September 30, 2015, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.4 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. At September 30, 2015, the Company was in compliance with the covenants of the notes.
At September 30, 2015, maturities for debt were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$—
2017	299.4
2018	—
2019	—
2020	349.8
Thereafter	698.8
Total	$1,348.0
At September 30, 2015, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products
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
The balances of consolidated SIPs and consolidated VIEs included in the Company’s consolidated balance sheets were as follows:

	2015			2014
(in millions)	Consolidated			Consolidated
as of September 30,	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$108.5	$74.7	$183.2	$44.9	$74.3	$119.2
Receivables	10.0	11.5	21.5	16.2	23.0	39.2
Investments, at fair value	977.4	672.5	1,649.9	1,373.7	788.4	2,162.1
Other assets	0.7	—	0.7	0.7	—	0.7
Total Assets	$1,096.6	$758.7	$1,855.3	$1,435.5	$885.7	$2,321.2
Liabilities
Accounts payable and accrued expenses	$10.8	$25.3	$36.1	$18.5	$35.3	$53.8
Debt, at fair value	—	—	—	—	828.5	828.5
Debt	81.2	726.1	807.3	122.3	—	122.3
Other liabilities	6.3	—	6.3	12.4	—	12.4
Total liabilities	98.3	751.4	849.7	153.2	863.8	1,017.0
Redeemable Noncontrolling Interests	59.6	—	59.6	234.8	—	234.8
Stockholders’ Equity
Franklin Resources Inc.’s interests	308.8	7.3	316.1	436.5	21.9	458.4
Nonredeemable noncontrolling interests	629.9	—	629.9	611.0	—	611.0
Total stockholders’ equity	938.7	7.3	946.0	1,047.5	21.9	1,069.4
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,096.6	$758.7	$1,855.3	$1,435.5	$885.7	$2,321.2
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company in fiscal years 2015, 2014 and 2013.
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 32 SIPs as of September 30, 2015, and 30 SIPs as of September 30, 2014. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. SIPs are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.

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
The Company adopted new accounting guidance on October 1, 2014 under which the liabilities of the CLOs are measured based on the fair value of the assets. As of September 30, 2014 both the assets and liabilities were carried at fair value. Changes in the fair values of the assets and liabilities prior to the adoption of the new accounting guidance were as follows:

(in millions)	2014
for the fiscal year ended September 30,
Net gains from changes in fair value of assets	$39.5
Net losses from changes in fair value of liabilities	(32.4)
Total Net Gains	$7.1
During fiscal year 2015, the Company recognized $8.3 million of net gains related to its own economic interests in the CLOs. There was no net gain or loss resulting from changes in the values of the assets and liabilities of the CLOs due to the new accounting guidance.
The following tables present information on the investments and debt of the CLOs:

(in millions)	Investments
as of September 30, 2015
Unpaid principal balance	$694.5
Difference between unpaid principal balance and fair value	(22.0)
Fair Value	$672.5

(in millions)	Investments	Debt
as of September 30, 2014
Unpaid principal balance	$787.1	$861.9
Difference between unpaid principal balance and fair value	1.3	(33.4)
Fair Value	$788.4	$828.5
The unpaid principal balance of the debt of the CLOs was $769.3 million at September 30, 2015. There were no investments 90 days or more past due at September 30, 2015 or 2014.

Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	2015			2014
(in millions)	Consolidated			Consolidated
as of September 30,	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$180.5	$—	$180.5	$249.6	$—	$249.6
Other debt securities	129.2	672.5	801.7	205.6	788.4	994.0
Other equity securities	667.7	—	667.7	918.5	—	918.5
Total Investments	$977.4	$672.5	$1,649.9	$1,373.7	$788.4	$2,162.1
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
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	2015		2014
(in millions)		Effective Interest Rate		Effective Interest Rate
as of September 30,	Amount		Amount
Debt of consolidated SIPs due fiscal years 2016-2019	$81.2	4.71%	$122.3	3.87%
Debt of consolidated VIEs due fiscal years 2018-2024	726.1	1.62%	828.5	1.43%
Total Debt	$807.3		$950.8
The debt of consolidated SIPs had both fixed and floating interest rates ranging from 2.30% to 5.81% at September 30, 2015, and from 2.19% to 5.89% at September 30, 2014. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 0.54% to 9.79% at September 30, 2015, and from 0.46% to 9.73% at September 30, 2014.
At September 30, 2015, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$20.0
2017	19.0
2018	171.3
2019	317.0
2020	—
Thereafter	280.0
Total	$807.3

Fair Value Measurements
The tables below present the balances of assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$74.7	$—	$—	$74.7
Receivables of consolidated VIEs	—	11.5	—	11.5
Investments of consolidated SIPs
Equity securities	88.9	8.5	656.4	753.8
Debt securities	—	93.8	129.8	223.6
Investments of consolidated VIEs	—	672.1	0.4	672.5
Total Assets Measured at Fair Value	$163.6	$785.9	$786.6	$1,736.1
Liabilities
Other liabilities of consolidated SIPs	$3.3	$3.0	$—	$6.3

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2014
Assets
Cash and cash equivalents of consolidated VIEs	$74.3	$—	$—	$74.3
Receivables of consolidated VIEs	—	23.0	—	23.0
Investments of consolidated SIPs
Equity securities	149.9	304.0	614.3	1,068.2
Debt securities	2.4	96.8	206.3	305.5
Investments of consolidated VIEs	—	787.9	0.5	788.4
Total Assets Measured at Fair Value	$226.6	$1,211.7	$821.1	$2,259.4
Liabilities
Accounts payable and accrued expenses of consolidated VIEs	$—	$35.3	$—	$35.3
Debt of consolidated VIEs	—	781.3	47.2	828.5
Other liabilities of consolidated SIPs	4.0	0.6	—	4.6
Total Liabilities Measured at Fair Value	$4.0	$817.2	$47.2	$868.4
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

The investments in fund products for which fair value was estimated using NAV as a practical expedient consisted of the following:

(in millions)		Fair Value Level
as of September 30,	Redemption Frequency		2015	2014
Global fixed-income fund	Monthly	2	$—	$275.1
Hedge funds	Monthly or quarterly	2	8.0	27.2
Real estate and private equity funds	Nonredeemable	3	463.6	392.3
Hedge funds	Triennially	3	1.2	1.2
Total			$472.8	$695.8
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.9 years at both September 30, 2015 and 2014. The consolidated SIPs’ unfunded commitments to these funds totaled $94.5 million and $139.2 million at September 30, 2015 and 2014, of which the Company was contractually obligated to fund $2.4 million and $3.1 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2 during fiscal year 2015. Transfers into Level 2 from Level 1 were $0.1 million, and transfers into Level 1 from Level 2 were $0.2 million during fiscal year 2014.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2015	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	39.5	(5.6)	(0.1)	33.8	—
Purchases	142.8	25.8	—	168.6	—
Sales	(134.7)	(88.9)	—	(223.6)	—
Settlements	—	(0.6)	—	(0.6)	—
Foreign exchange revaluation	(5.5)	(7.2)	—	(12.7)	—
Balance at September 30, 2015	$656.4	$129.8	$0.4	$786.6	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2015	$28.0	$(10.4)	$(0.1)	$17.5	$—
There were no transfers into or out of Level 3 during fiscal year 2015.

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2014	Equity	Debt
Balance at October 1, 2013	$470.9	$272.3	$0.5	$743.7	$(59.7)
Realized and unrealized gains (losses) included in investment and other income, net	44.5	(35.7)	—	8.8	12.5
Purchases	195.0	60.0	—	255.0	—
Sales	(91.6)	(84.8)	—	(176.4)	—
Transfers into Level 3	—	0.6	—	0.6	—
Transfers out of Level 3	(1.3)	—	—	(1.3)	—
Foreign exchange revaluation	(3.2)	(6.1)	—	(9.3)	—
Balance at September 30, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2014	$(24.9)	$(36.8)	$—	$(61.7)	$12.5
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$129.8	Discounted cash flow	Discount rate	3.5%–17.0% (9.4%)
			Risk premium	0.0%–18.0% (4.6%)

Equity securities	128.8	Market comparable companies	EBITDA multiple	4.2–10.7 (8.8)
			Discount for lack of marketability	25.0%–50.0% (34.9%)
	15.1	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)
	47.7	Market pricing	Price to book value ratio	1.8–2.8 (2.3)

(in millions)
as of September 30, 2014	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Debt securities	$206.3	Discounted cash flow	Discount rate	3.6%–18.0% (11.9%)
			Risk premium	0.0%–8.0% (1.9%)

Equity securities	152.9	Market comparable companies	EBITDA multiple	3.1–11.0 (8.0)
			Discount for lack of marketability	25.0%–50.0% (33.2%)
	38.1	Discounted cash flow	Discount rate	6.0%–20.0% (16.9%)
	29.8	Market pricing	Price to book value ratio	1.8–2.8 (2.1)
Level 3 debt securities held by consolidated SIPs consisted of corporate loans and notes, mezzanine loans and convertible debentures, and equity securities consisted primarily of common and preferred shares at September 30, 2015 and 2014.
The fair values of Level 3 assets and liabilities that were determined based on NAV or third-party pricing information are excluded from the above two tables. At September 30, 2015 and 2014, the asset exclusions consisted of $464.8 million and $393.5 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient. At September 30, 2014, $47.2 million of debt of consolidated VIEs that was valued using third-party broker or dealer price quotes was also excluded.

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
Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		September 30, 2015		September 30, 2014
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$108.5	$108.5	$44.9	$44.9
Financial Liabilities
Debt of consolidated SIPs	3	81.2	77.9	122.3	122.0
Debt of consolidated VIEs[1]	2 or 3	726.1	719.3	—	—
_________________
1    Substantially all is Level 2.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Balance at beginning of year	$234.8	$121.8	$26.7
Net income (loss)	(6.1)	20.6	3.6
Net subscriptions and other	149.4	436.0	60.2
Net deconsolidations	(318.5)	(343.6)	(58.5)
Acquisition	—	—	32.8
Reclassification from nonredeemable noncontrolling interests	—	—	57.0
Balance at End of Year	$59.6	$234.8	$121.8
The reclassification from nonredeemable noncontrolling interests during fiscal year 2013 relates to an investment in a global fixed-income fund which is redeemable on a monthly basis without restriction.

Nonconsolidated VIEs
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

(in millions)
as of September 30,	2015	2014
Receivables	$35.5	$49.8
Investments	236.6	202.0
Total	$272.1	$251.8
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal years 2015 and 2014.
Note 10 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Current expense
Federal	$733.9	$803.6	$699.6
State	83.1	82.4	76.8
Non-U.S.	121.1	114.1	85.7
Deferred benefit	(14.4)	(2.2)	(6.2)
Total	$923.7	$997.9	$855.9
The tax benefit from the utilization of net operating loss carry-forwards was insignificant in fiscal years 2015, 2014 and 2013. In fiscal years 2015, 2014 and 2013, the Company’s income taxes payable for federal, state and non-U.S. purposes were reduced by tax benefits of $10.9 million, $13.3 million and $24.4 million associated with its stock-based compensation plans. The benefits were recorded as increases in capital in excess of par value.
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
U.S.	$2,026.4	$2,160.8	$1,904.1
Non-U.S.	1,002.0	1,248.8	1,122.5
Total	$3,028.4	$3,409.6	$3,026.6
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings. The impact of the reduced rates on income tax expense was $68.3 million or $0.11 per diluted share for fiscal year 2015, $100.6 million or $0.16 per diluted share for fiscal year 2014, and $80.1 million or $0.12 per diluted share for fiscal year 2013. The tax rulings will expire in fiscal years 2019 and 2022.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2015	2014
Deferred Tax Assets
Deferred compensation and employee benefits	$60.8	$65.5
Net operating loss carry-forwards	40.3	34.0
Stock-based compensation	38.7	35.9
Tax benefit for uncertain tax positions	29.6	32.5
Other	11.6	12.6
Total deferred tax assets	181.0	180.5
Valuation allowance for net operating loss carry-forwards	(34.0)	(26.3)
Deferred tax assets, net of valuation allowance	147.0	154.2
Deferred Tax Liabilities
Goodwill and other purchased intangibles	217.3	231.4
Deferred commissions	21.2	28.1
Depreciation on fixed assets	13.4	18.2
Unrealized gains on investments	—	17.9
Other	35.8	19.8
Total deferred tax liabilities	287.7	315.4
Net Deferred Tax Liability	$140.7	$161.2
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are recorded net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2015	2014
Deferred tax assets, net	$100.7	$98.1
Deferred tax liabilities	241.4	259.3
Net Deferred Tax Liability	$140.7	$161.2

At September 30, 2015, there were $151.0 million of non-U.S. net operating loss carry-forwards, $66.7 million of which expire between 2018 and 2025 with the remaining carry-forwards having an indefinite life. In addition, there were $110.1 million in state net operating loss carry-forwards that expire between 2020 and 2035. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased $7.7 million in fiscal year 2015 and $7.6 million in fiscal year 2014.
The Company has made no provision for U.S. income taxes on $7.9 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2015. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(in millions)
for the fiscal years ended September 30,	2015		2014		2013
Federal taxes at statutory rate	$1,059.9	35.0%	$1,193.4	35.0%	$1,059.3	35.0%
State taxes, net of federal tax effect	51.6	1.7%	52.4	1.5%	47.3	1.6%
Effect of non-U.S. operations	(148.5)	(4.9)%	(246.3)	(7.2)%	(248.0)	(8.2)%
Effect of net income attributable to noncontrolling interests	(24.3)	(0.8)%	(9.6)	(0.3)%	(7.1)	(0.2)%
Other	(15.0)	(0.5)%	8.0	0.3%	4.4	0.1%
Tax Provision	$923.7	30.5%	$997.9	29.3%	$855.9	28.3%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Balance at beginning of year	$118.2	$109.5	$101.3
Additions for tax positions of prior years	12.6	3.0	16.5
Reductions for tax positions of prior years	(3.4)	(2.4)	(17.1)
Additions for tax positions related to the current year	16.2	14.1	13.4
Settlements with taxing authorities	(0.1)	(0.3)	—
Expirations of statute of limitations	(38.3)	(5.7)	(4.6)
Balance at End of Year	$105.2	$118.2	$109.5
If recognized, substantially all of the balance, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2015 and 2014 was $11.2 million and $18.0 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $(6.6) million, $2.4 million and $1.0 million was recognized in the consolidated statements of income during fiscal years 2015, 2014 and 2013. Accrued penalties at September 30, 2015 and 2014 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2001 to 2015; Canada 2008 to 2015; Singapore 2010 to 2015; Hong Kong 2009 to 2015; Luxembourg and U.S. federal 2012 to 2015; the U.K. 2014 to 2015; the State of California 2007 to 2015; the State of Minnesota 2009 to 2015; the States of Florida, Massachusetts and New York, and City of New York 2012 to 2015.
The Company has on-going examinations in various stages of completion in the States of California, Massachusetts, Minnesota and New York, Brazil, Canada, France, Germany, Hong Kong and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2015 could decrease by an estimated $35.3 million within the next twelve months as a result of potential settlements with U.S. states and non-U.S. taxing authorities and the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions.

Note 11 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2015 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2031. Lease expense was $58.0 million, $58.2 million and $57.4 million in fiscal years 2015, 2014 and 2013. Sublease income totaled $1.7 million in fiscal years 2015 and 2014, and $2.0 million in fiscal year 2013.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2015:

(in millions)
for the fiscal years ending September 30,	Amount
2016	$46.2
2017	40.4
2018	37.3
2019	32.4
2020	26.2
Thereafter	194.1
Total Minimum Lease Payments	$376.6
Future minimum rentals to be received under non-cancelable subleases totaled $2.7 million at September 30, 2015.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. At September 30, 2015, the Company had $28.9 million of committed capital contributions which relate to discretionary commitments to invest in SIPs and other investment products. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
Note 12 – Stock-Based Compensation
The Company’s stock-based compensation plans consist of the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”) and the amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”). The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP, the USIP and the ESIP.
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Stock and stock unit awards	$133.6	$121.1	$107.2
Employee stock investment plan	6.4	6.6	6.2
Total	$140.0	$127.7	$113.4

Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP, of which 27.2 million shares were available for grant at September 30, 2015.
Stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. Awards generally vest based on the passage of time or the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure is forfeited.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2015
Nonvested balance at September 30, 2014	2,150	1,323	3,473	$48.55
Granted	2,153	506	2,659	55.65
Vested	(2,075)	(529)	(2,604)	49.07
Forfeited/canceled	(143)	(127)	(270)	48.17
Nonvested Balance at September 30, 2015	2,085	1,173	3,258	$53.97
Total unrecognized compensation expense related to nonvested stock and stock unit awards, net of estimated forfeitures, was $134.0 million at September 30, 2015. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2015, 2014 and 2013 were $55.65, $53.89 and $44.01 per share. The total fair value of stock and stock unit awards vested during the same periods was $115.2 million, $153.0 million and $126.3 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Stock Options
There were no stock options outstanding at September 30, 2015 or 2014, and no stock option activity during fiscal year 2015. The total intrinsic values of stock options exercised during fiscal years 2014 and 2013 were $17.9 million and $43.3 million. Cash received from stock option exercises during the same periods was $7.2 million and $18.1 million, and income tax benefits from the exercises were $5.9 million and $19.3 million.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 0.6 million shares were issued under the ESIP during fiscal year 2015, and 5.2 million shares were reserved for future issuance at September 30, 2015.

Note 13 – Employee Benefit Plans
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
Financial information for the plans was as follows:

(in millions)	Pension Plan		Healthcare Plan
as of and for the fiscal years ended September 30,	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$39.9	$41.4	$5.4	$5.5
Interest cost	1.5	1.9	0.2	0.2
Benefits paid	(1.0)	(5.3)	(0.5)	(0.8)
Actuarial (gains) losses	(1.3)	1.8	1.5	0.5
Foreign exchange revaluation	(2.7)	0.1	—	—
Benefit Obligation at End of Year	$36.4	$39.9	$6.6	$5.4
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$40.8	$41.1	$—	$—
Actual return on assets	(0.3)	3.8	—	—
Employer contributions	1.0	1.1	0.5	0.8
Benefits paid	(1.0)	(5.3)	(0.5)	(0.8)
Foreign exchange revaluation	(2.7)	0.1	—	—
Fair Value of Plan Assets at End of Year	$37.8	$40.8	$—	$—
Funded Status	$1.4	$0.9	$(6.6)	$(5.4)

(in millions)	Pension Plan		Healthcare Plan
as of and for the fiscal years ended September 30,	2015	2014	2015	2014
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$1.4	$0.9	$—	$—
Compensation and benefits	—	—	(0.4)	(0.4)
Other liabilities	—	—	(6.2)	(5.0)
Net Asset (Liability)	$1.4	$0.9	$(6.6)	$(5.4)
Weighted-Average Assumptions
Discount rate	3.90%	4.10%	4.20%	4.05%
Expected long-term rate of return on plan assets[1]	5.80%	6.41%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.50%	2.50%
________________

[1]	The expected long-term rate of return on plan assets is based on the weighted-average historic performance of each asset class and current market conditions.

The components of net periodic benefit cost (gain) for the plans were as follows:

(in millions)	Pension Plan			Healthcare Plan
for the fiscal years ended September 30,	2015	2014	2013	2015	2014	2013
Interest cost	$1.5	$1.9	$2.3	$0.2	$0.2	$0.2
Plan settlements	—	—	1.6	—	—	—
Expected return on plan assets	(2.2)	(2.6)	(3.2)	—	—	—
Amortization of net actuarial losses	—	—	—	0.1	—	0.3
Net Periodic Benefit Cost (Gain)	$(0.7)	$(0.7)	$0.7	$0.3	$0.2	$0.5
As of September 30, 2015 and 2014, the Pension Plan assets were invested in investment funds with holdings of $28.6 million and $34.6 million in equity securities, $5.6 million and $3.3 million in debt securities, and $3.6 million and $2.9 million in cash and cash equivalents. The fair value of the investment funds, which are classified as Level 1, is determined based on the published NAV of the funds. There were no Pension Plan assets classified as Level 2 or 3 during fiscal years 2015 or 2014.
The Company has no target allocation set for the Pension Plan as the plan members control all investment decisions. The Healthcare Plan is an unfunded benefit plan. The Company expects to contribute $1.0 million to the Pension Plan and $0.4 million to the Healthcare Plan in fiscal year 2016.
The plan benefits expected to be paid over the next ten years were as follows:

(in millions)	Pension Plan	Healthcare Plan
for the fiscal years ending September 30,
2016	$1.1	$0.5
2017	0.4	0.5
2018	0.3	0.4
2019	0.3	0.5
2020	1.5	0.5
Thereafter in the succeeding five years	19.0	2.4
Defined Contribution Plans
The Company sponsors a 401(k) plan that covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant’s year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company’s non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for its employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans in the consolidated statements of income were $46.4 million, $47.0 million and $44.0 million for fiscal years 2015, 2014 and 2013.

Note 14 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Operating Revenues
United States	$4,634.2	$5,014.4	$5,389.5
Luxembourg	2,278.6	2,034.0	363.4
Canada	339.0	357.6	323.3
Asia-Pacific	311.8	420.2	661.0
The Bahamas	250.2	492.7	1,049.7
Europe, the Middle East and Africa, excluding Luxembourg	126.8	159.8	184.4
Latin America	8.1	12.7	13.7
Total	$7,948.7	$8,491.4	$7,985.0

(in millions)
as of September 30,	2015	2014	2013
Property and Equipment, Net
United States	$406.9	$417.0	$443.4
Asia-Pacific	68.9	78.0	81.0
Europe, the Middle East and Africa	14.8	13.8	15.3
The Bahamas	14.6	15.1	15.7
Canada	4.5	5.9	8.1
Latin America	0.4	0.9	0.6
Total	$510.1	$530.7	$564.1
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

Note 15 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2015	2014	2013
Investment and Other Income, Net
Dividend income	$10.3	$10.1	$10.8
Interest income	10.8	9.1	7.5
Gains (losses) on trading investment securities, net	(22.3)	10.4	8.7
Realized gains on sale of investment securities, available-for-sale	28.1	57.8	50.9
Realized losses on sale of investment securities, available-for-sale	(4.0)	(1.0)	(0.9)
Income (losses) from investments in equity method investees	(63.2)	68.1	74.0
Other-than-temporary impairment of investments	(10.0)	(0.6)	(2.4)
Gains on investments of consolidated SIPs, net	18.0	33.9	42.4
Gains (losses) from consolidated VIEs, net	8.3	7.1	(16.0)
Foreign currency exchange gains (losses), net	57.0	32.1	(30.9)
Other, net	7.4	8.8	8.1
Total	40.4	235.8	152.2
Interest Expense	(39.6)	(47.4)	(46.9)
Other Income, Net	$0.8	$188.4	$105.3
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $221.3 million, $380.4 million and $367.1 million for fiscal years 2015, 2014 and 2013. The realized gains and losses on sale of available-for-sale securities and the amounts of other-than-temporary impairment of investments related to available-for-sale securities were reclassified into investment and other income, net from accumulated other comprehensive loss.
Net gains (losses) recognized on the Company’s trading investment securities that were held at September 30, 2015, 2014 and 2013 were $(20.3) million, $5.2 million and $0.6 million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at September 30, 2015, 2014 and 2013 were $(17.7) million, $3.7 million and $12.2 million.

Note 16 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2015
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	1.4	(184.2)	(0.6)	(183.4)
Reclassifications to net investment and other income, net of tax	(13.1)	—	—	(13.1)
Total other comprehensive loss	(11.7)	(184.2)	(0.6)	(196.5)
Balance at September 30, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2014
Balance at October 1, 2013	$71.9	$(63.2)	$(2.6)	$6.1
Other comprehensive income (loss) before reclassifications, net of tax	5.9	(80.4)	(2.5)	(77.0)
Reclassifications to net investment and other income, net of tax	(46.8)	—	—	(46.8)
Total other comprehensive loss	(40.9)	(80.4)	(2.5)	(123.8)
Balance at September 30, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees,” “Information about the Board and its Committees–The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2016 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2015.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Director Fees” and “Compensation Discussion and Analysis” of the Company’s 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Stock Ownership and Stock-Based Holdings of Directors, Director Nominees and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of the Company’s 2016 Proxy Statement.
 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2015 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	1,530,098	[2]	N/A	[3]	32,375,502	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	1,530,098		N/A		32,375,502
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

[4]
As of September 30, 2015, 5.2 million shares of common stock were available for future issuance under the ESIP and 27.2 million shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions” of the Company’s 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2016 Proxy Statement.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 17, 2015 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 30, 2015 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318)*

Exhibit No.	Description
10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318)*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-09318)*

10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 20, 2014), incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318)*

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9	Non-Employee Director Compensation as of September 30, 2015 (filed herewith)*
10.10	Named Executive Officer Compensation as of September 30, 2015 (filed herewith)*
12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

___________
*         Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 12, 2015	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 12, 2015	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 12, 2015	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 12, 2015	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 12, 2015	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2015	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 12, 2015	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date:	November 12, 2015	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 12, 2015	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 12, 2015	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 12, 2015	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 12, 2015	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director

EXHIBIT INDEX

Exhibit No.	Description
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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 17, 2015 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 30, 2015 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318)*

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318)*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective October 22, 2012), incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-09318)*

Exhibit No.	Description
10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective October 20, 2014), incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318)*

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9	Non-Employee Director Compensation as of September 30, 2015 (filed herewith)*
10.10	Named Executive Officer Compensation as of September 30, 2015 (filed herewith)*
12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

___________
*        Management Contract or Compensatory Plan or Arrangement