Form 10-Q
period 2015-12-31
FRANKLIN RESOURCES INC
filed 2016-02-03
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Outstanding: 592,645,982 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 27, 2016.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2015	2014
Operating Revenues
Investment management fees	$1,186.7	$1,382.4
Sales and distribution fees	478.4	595.0
Shareholder servicing fees	61.9	65.8
Other	31.0	21.1
Total operating revenues	1,758.0	2,064.3
Operating Expenses
Sales, distribution and marketing	588.6	731.5
Compensation and benefits	342.5	375.5
Information systems and technology	51.2	51.2
Occupancy	30.7	34.3
General, administrative and other	91.4	89.8
Total operating expenses	1,104.4	1,282.3
Operating Income	653.6	782.0
Other Income (Expenses)
Investment and other income, net	30.5	51.7
Interest expense	(12.0)	(11.3)
Other income, net	18.5	40.4
Income before taxes	672.1	822.4
Taxes on income	209.7	256.1
Net income	462.4	566.3
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	13.6	6.7
Redeemable noncontrolling interests	1.0	(6.8)
Net Income Attributable to Franklin Resources, Inc.	$447.8	$566.4

Earnings per Share
Basic	$0.74	$0.91
Diluted	0.74	0.91
Dividends per Share	$0.18	$0.65

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2015	2014
Net Income	$462.4	$566.3
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(5.9)	(0.2)
Currency translation adjustments, net of tax	(23.6)	(61.5)
Net unrealized gains on defined benefit plans, net of tax	0.6	1.0
Total other comprehensive loss	(28.9)	(60.7)
Total comprehensive income	433.5	505.6
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	13.6	6.7
Redeemable noncontrolling interests	1.0	(6.8)
Comprehensive Income Attributable to Franklin Resources, Inc.	$418.9	$505.7

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$8,125.0	$8,184.9
Receivables	863.7	838.0
Investments (including $1,626.5 and $1,712.3 at fair value at December 31, 2015 and September 30, 2015)	2,422.8	2,459.2
Assets of consolidated sponsored investment products
Cash and cash equivalents	92.0	108.5
Investments, at fair value	956.0	977.4
Assets of consolidated variable interest entities
Cash and cash equivalents	52.0	74.7
Investments, at fair value	649.6	672.5
Deferred taxes, net	100.4	100.7
Property and equipment, net	507.1	510.1
Goodwill and other intangible assets, net	2,247.7	2,257.0
Other	139.2	152.7
Total Assets	$16,155.5	$16,335.7
Liabilities
Compensation and benefits	$209.8	$433.2
Accounts payable and accrued expenses	229.2	232.1
Dividends	108.7	92.6
Commissions	336.1	359.9
Income taxes	193.5	32.5
Debt	1,348.1	1,348.0
Debt of consolidated sponsored investment products	81.8	81.2
Debt of consolidated variable interest entities	690.4	726.1
Deferred taxes	237.0	241.4
Other	246.8	233.3
Total liabilities	3,681.4	3,780.3
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interests	53.2	59.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 595,228,556 and 603,517,181 shares issued and outstanding at December 31, 2015 and September 30, 2015	59.5	60.4
Retained earnings	12,064.8	12,094.8
Accumulated other comprehensive loss	(343.1)	(314.2)
Total Franklin Resources, Inc. stockholders’ equity	11,781.2	11,841.0
Nonredeemable noncontrolling interests	639.7	654.8
Total stockholders’ equity	12,420.9	12,495.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,155.5	$16,335.7

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2015	2014
Net Income	$462.4	$566.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	22.8	30.2
Depreciation and other amortization	22.6	24.9
Stock-based compensation	34.0	35.4
Excess tax benefit from stock-based compensation	—	(1.9)
Gains on sale of assets	(7.2)	(9.5)
Income from investments in equity method investees	(24.8)	(6.7)
Net losses (gains) on other investments of consolidated sponsored investment products	7.6	(5.9)
Net gains of consolidated variable interest entities	(1.7)	(1.6)
Deferred income taxes	(1.8)	23.8
Other	16.6	10.5
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(42.5)	(6.7)
Decrease in trading securities, net	1.5	5.2
Decrease (increase) in trading securities of consolidated sponsored investment products, net	(102.5)	16.0
Decrease in accrued compensation and benefits	(221.5)	(220.6)
Decrease in commissions payable	(23.8)	(20.9)
Increase in income taxes payable	160.4	171.7
Decrease in other liabilities	(6.9)	(37.8)
Net cash provided by operating activities	295.2	572.4
Purchase of investments	(20.9)	(71.7)
Liquidation of investments	128.3	69.4
Purchase of investments by consolidated sponsored investment products	(27.6)	(51.5)
Liquidation of investments by consolidated sponsored investment products	33.7	122.5
Purchase of investments by consolidated variable interest entities	(64.0)	(88.8)
Liquidation of investments by consolidated variable interest entities	71.0	126.8
Additions of property and equipment, net	(19.1)	(16.1)
Decrease in cash and cash equivalents due to net deconsolidation of sponsored investment products	(12.2)	(0.1)
Net cash provided by investing activities	89.2	90.5
Decrease in deposits	—	(0.3)
Dividends paid on common stock	(91.5)	(75.8)
Repurchase of common stock	(381.5)	(151.2)
Excess tax benefit from stock-based compensation	—	1.9
Proceeds from issuance of debt by consolidated sponsored investment products	1.0	218.5
Payments on debt by consolidated sponsored investment products	—	(234.5)
Payments on debt by consolidated variable interest entities	(27.9)	(44.1)
Payments on contingent consideration liabilities	(2.8)	(7.1)
Noncontrolling interests	39.3	(35.3)
Net cash used in financing activities	(463.4)	(327.9)
Effect of exchange rate changes on cash and cash equivalents	(20.1)	(45.8)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2015	2014
Increase (decrease) in cash and cash equivalents	$(99.1)	$289.2
Cash and cash equivalents, beginning of period	8,368.1	7,596.0
Cash and Cash Equivalents, End of Period	$8,269.0	$7,885.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$48.1	$57.0
Cash paid for interest	8.8	12.9
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	6.7	9.0

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2015 (“fiscal year 2015”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2015.
Note 2 – New Accounting Guidance
In January 2016, the Financial Accounting Standards Board issued an amendment to the existing financial instruments guidance. The amendment requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in net income, except for those accounted for using the equity method of accounting. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost less impairment, if any. The amendment requires a cumulative-effect adjustment to the balance sheet at adoption, and is effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company is currently evaluating the impact that the adoption of the amendment will have on its consolidated financial statements.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2015.
Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2015
Balance at October 1, 2015	$11,841.0	$654.8	$12,495.8
Net income	447.8	13.6	461.4
Other comprehensive loss	(28.9)		(28.9)
Cash dividends on common stock	(107.6)		(107.6)
Repurchase of common stock	(404.1)		(404.1)
Net distributions		(28.7)	(28.7)
Other[1]	33.0		33.0
Balance at December 31, 2015	$11,781.2	$639.7	$12,420.9
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2014
Balance at October 1, 2014	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance	(14.2)		(14.2)
Net income	566.4	6.7	573.1
Other comprehensive loss	(60.7)		(60.7)
Cash dividends on common stock	(405.6)		(405.6)
Repurchase of common stock	(151.2)		(151.2)
Net distributions		(36.3)	(36.3)
Other[1]	37.0		37.0
Balance at December 31, 2014	$11,555.8	$598.7	$12,154.5
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three months ended December 31, 2015 and 2014, the Company repurchased 10.5 million and 2.7 million shares of its common stock at a cost of $404.1 million and $151.2 million under its stock repurchase program. In October 2015, the Company’s Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At December 31, 2015, 26.7 million shares remained available for repurchase under the program, which is not subject to an expiration date.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2015	2014
Net income attributable to Franklin Resources, Inc.	$447.8	$566.4
Less: allocation of earnings to participating nonvested stock and stock unit awards	2.7	3.6
Net Income Available to Common Stockholders	$445.1	$562.8

Weighted-average shares outstanding – basic	597.6	620.1
Dilutive effect of nonparticipating nonvested stock unit awards and common stock options	0.1	0.1
Weighted-Average Shares Outstanding – Diluted	597.7	620.2

Earnings per Share
Basic	$0.74	$0.91
Diluted	0.74	0.91
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 1.4 million and 0.6 million for the three months ended December 31, 2015 and 2014.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated sponsored investment products (“SIPs”) and consolidated variable interest entities (“VIEs”). See Note 7 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2015	September 30, 2015
Investment securities, trading	$1,249.0	$1,251.2
Investment securities, available-for-sale
SIPs	358.0	408.3
Debt securities	1.7	23.0
Other equity securities	3.3	15.1
Total investment securities, available-for-sale	363.0	446.4
Investments in equity method investees	701.7	655.3
Other investments	109.1	106.3
Total	$2,422.8	$2,459.2
At December 31, 2015 and September 30, 2015, investment securities with aggregate carrying amounts of $11.8 million and $4.3 million were pledged as collateral.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
as of December 31, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$339.4	$29.4	$(10.8)	$358.0
Debt securities	1.6	0.1	—	1.7
Other equity securities	3.3	—	—	3.3
Total	$344.3	$29.5	$(10.8)	$363.0

(in millions)		Gross Unrealized
as of September 30, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$382.6	$32.4	$(6.7)	$408.3
Debt securities	22.8	0.2	—	23.0
Other equity securities	15.1	0.2	(0.2)	15.1
Total	$420.5	$32.8	$(6.9)	$446.4
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of December 31, 2015
SIPs	$117.3	$(8.6)	$22.2	$(2.2)	$139.5	$(10.8)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2015
SIPs	$99.8	$(5.6)	$21.0	$(1.1)	$120.8	$(6.7)
Other equity securities	10.9	(0.2)	—	—	10.9	(0.2)
Total	$110.7	$(5.8)	$21.0	$(1.1)	$131.7	$(6.9)

The Company recognized $0.4 million and $1.0 million of other-than-temporary impairment during the three months ended December 31, 2015 and 2014, all of which related to available-for-sale SIPs.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs and consolidated VIEs. See Note 7 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2015
Assets
Investment securities, trading	$1,164.2	$75.5	$9.3	$1,249.0
Investment securities, available-for-sale
SIPs	358.0	—	—	358.0
Debt securities	—	1.7	—	1.7
Other equity securities	0.5	2.8	—	3.3
Life settlement contracts	—	—	14.5	14.5
Total Assets Measured at Fair Value	$1,522.7	$80.0	$23.8	$1,626.5
Liabilities
Contingent consideration liability	$—	$—	$115.8	$115.8

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Investment securities, trading	$1,168.2	$77.0	$6.0	$1,251.2
Investment securities, available-for-sale
SIPs	408.3	—	—	408.3
Debt securities	—	23.0	—	23.0
Other equity securities	12.2	2.9	—	15.1
Life settlement contracts	—	—	14.7	14.7
Total Assets Measured at Fair Value	$1,588.7	$102.9	$20.7	$1,712.3
Liabilities
Contingent consideration liabilities	$—	$—	$102.9	$102.9
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
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2015 and 2014.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2015		2014
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended December 31,
Balance at beginning of period	$20.7	$(102.9)	$14.0	$(98.5)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.6	—	0.6	—
Included in general, administrative and other expense	—	(16.2)	—	(9.4)
Other	—	—	—	(0.1)
Purchases	3.3	—	0.1	—
Settlements	(0.8)	3.3	(0.5)	7.1
Foreign exchange revaluation	—	—	—	0.2
Balance at End of Period	$23.8	$(115.8)	$14.2	$(100.7)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.2	$(16.2)	$0.3	$(9.5)
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading	$9.3	Discounted cash flow	Discount rate	4.9%–8.5% (6.5%)
			Risk premium	0.0%–2.8% (1.8%)

Life settlement contracts	14.5	Discounted cash flow	Life expectancy	21–139 months (68)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liability	115.8	Discounted cash flow	AUM growth rate	6.1%–22.1% (11.5%)
			EBITDA margin	21.3%
			Discount rate	13.0%

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading	$6.0	Discounted cash flow	Discount rate	5.2%–6.1% (5.7%)
			Risk premium	2.7%–2.8% (2.8%)
Life settlement contracts	14.7	Discounted cash flow	Life expectancy	21–141 months (68)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	102.9	Discounted cash flow	AUM growth rate	0.5%–5.8% (4.4%)
			EBITDA margin	19.3%–22.9% (22.0%)
			Discount rate	14.0%
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

Financial instruments that were not measured at fair value were as follows:

(in millions)		December 31, 2015		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,125.0	$8,125.0	$8,184.9	$8,184.9
Other investments[1]	2 or 3	94.6	104.7	91.6	97.1
Financial Liabilities
Debt	2	1,348.1	1,350.8	1,348.0	1,374.9
_________________
1    Primarily consist of Level 3 assets.
Note 7 – Variable Interest Entities and Consolidated Sponsored Investment Products
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
The balances of consolidated SIPs and consolidated VIEs included in the Company’s condensed consolidated balance sheets were as follows:

	December 31, 2015			September 30, 2015
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$92.0	$52.0	$144.0	$108.5	$74.7	$183.2
Receivables	11.3	6.2	17.5	10.0	11.5	21.5
Investments, at fair value	956.0	649.6	1,605.6	977.4	672.5	1,649.9
Other assets	0.6	—	0.6	0.7	—	0.7
Total Assets	$1,059.9	$707.8	$1,767.7	$1,096.6	$758.7	$1,855.3
Liabilities
Accounts payable and accrued expenses	$12.4	$12.1	$24.5	$10.8	$25.3	$36.1
Debt	81.8	690.4	772.2	81.2	726.1	807.3
Other liabilities	6.4	—	6.4	6.3	—	6.3
Total liabilities	100.6	702.5	803.1	98.3	751.4	849.7
Redeemable Noncontrolling Interests	53.2	—	53.2	59.6	—	59.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	291.4	5.3	296.7	308.8	7.3	316.1
Nonredeemable noncontrolling interests	614.7	—	614.7	629.9	—	629.9
Total stockholders’ equity	906.1	5.3	911.4	938.7	7.3	946.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,059.9	$707.8	$1,767.7	$1,096.6	$758.7	$1,855.3
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2015 and 2014.

Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 33 SIPs as of December 31, 2015, and 32 SIPs as of September 30, 2015. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.
Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The Company recognized $0.1 million and $5.3 million of net gains related to its own economic interests in the CLOs during the three months ended December 31, 2015 and 2014.
The unpaid principal balance and fair value of the investments of the CLOs were as follows:

(in millions)	December 31, 2015	September 30, 2015
Unpaid principal balance	$678.2	$694.5
Difference between unpaid principal balance and fair value	(28.6)	(22.0)
Fair Value	$649.6	$672.5
There were no investments 90 days or more past due at December 31, 2015 or September 30, 2015.
The unpaid principal balance of the debt of the CLOs was $747.3 million and $769.3 million at December 31, 2015 and September 30, 2015.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	December 31, 2015			September 30, 2015
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$173.3	$—	$173.3	$180.5	$—	$180.5
Other debt securities	123.0	649.6	772.6	129.2	672.5	801.7
Other equity securities	659.7	—	659.7	667.7	—	667.7
Total	$956.0	$649.6	$1,605.6	$977.4	$672.5	$1,649.9
Investment securities, trading held by consolidated SIPs consist of equity and debt securities that are traded in active markets. Other equity and debt securities held by consolidated SIPs primarily consist of direct investments in equity securities and secured and unsecured debt securities of entities in emerging markets, which are generally not traded in active markets. Other equity securities also include investments in funds that are not traded in active markets. Investments of consolidated VIEs consist of corporate debt securities.
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	December 31, 2015	Effective Interest Rate	September 30, 2015	Effective Interest Rate
(in millions)
Debt of consolidated SIPs due fiscal years 2016-2019	$81.8	4.67%	$81.2	4.71%
Debt of consolidated VIEs due fiscal years 2018-2024	690.4	1.70%	726.1	1.62%
Total	$772.2		$807.3

The debt of consolidated SIPs had fixed and floating interest rates ranging from 2.30% to 5.81% at both December 31, 2015 and September 30, 2015. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 0.57% to 9.84% at December 31, 2015, and from 0.54% to 9.79% at September 30, 2015.
At December 31, 2015, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$21.0
2017	19.0
2018	148.5
2019	307.0
2020	—
Thereafter	276.7
Total	$772.2
Fair Value Measurements
Assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis were as follows.

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$52.0	$—	$—	$52.0
Receivables of consolidated VIEs	—	6.2	—	6.2
Investments of consolidated SIPs
Equity securities	64.1	4.3	653.6	722.0
Debt securities	—	110.4	123.6	234.0
Investments of consolidated VIEs	—	649.3	0.3	649.6
Total Assets Measured at Fair Value	$116.1	$770.2	$777.5	$1,663.8
Liabilities
Other liabilities of consolidated SIPs	$3.2	$3.2	$—	$6.4

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$74.7	$—	$—	$74.7
Receivables of consolidated VIEs	—	11.5	—	11.5
Investments of consolidated SIPs
Equity securities	88.9	8.5	656.4	753.8
Debt securities	—	93.8	129.8	223.6
Investments of consolidated VIEs	—	672.1	0.4	672.5
Total Assets Measured at Fair Value	$163.6	$785.9	$786.6	$1,736.1
Liabilities
Other liabilities of consolidated SIPs	$3.3	$3.0	$—	$6.3

Investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient were as follows:

(in millions)	Redemption Frequency	Fair Value Level	December 31, 2015	September 30, 2015
Hedge funds	Monthly or quarterly	2	$3.4	$8.0
Real estate and private equity funds	Nonredeemable	3	464.4	463.6
Hedge funds	Triennially	3	1.1	1.2
Total			$468.9	$472.8
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.8 years and 3.9 years at December 31, 2015 and September 30, 2015. The consolidated SIPs’ unfunded commitments to these funds totaled $91.6 million and $94.5 million at December 31, 2015 and September 30, 2015, of which the Company was contractually obligated to fund $2.6 million and $2.4 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2015 and 2014.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the three months ended December 31, 2015	Equity	Debt
Balance at October 1, 2015	$656.4	$129.8	$0.4	$786.6
Realized and unrealized gains (losses) included in investment and other income, net	(7.8)	1.2	(0.1)	(6.7)
Purchases	27.4	2.5	—	29.9
Sales	(20.0)	(9.6)	—	(29.6)
Foreign exchange revaluation	(2.4)	(0.3)	—	(2.7)
Balance at December 31, 2015	$653.6	$123.6	$0.3	$777.5
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2015	$(7.8)	$0.4	$(0.1)	$(7.5)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the three months ended December 31, 2014	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	8.3	3.9	(0.1)	12.1	—
Purchases	47.3	1.7	—	49.0	—
Sales	(65.1)	(57.2)	—	(122.3)	—
Settlements	—	(0.6)	—	(0.6)	—
Foreign exchange revaluation	(2.0)	(2.5)	—	(4.5)	—
Balance at December 31, 2014	$602.8	$151.6	$0.4	$754.8	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31, 2014	$2.6	$3.6	$(0.1)	$6.1	$—

Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$126.4	Market comparable companies	EBITDA multiple	4.2–10.7 (8.7)
			Discount for lack of marketability	25.0%–50.0% (34.9%)
	46.9	Market pricing	Price to book value ratio	1.8–2.8 (2.3)
	14.8	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)

Debt securities	123.6	Discounted cash flow	Discount rate	3.5%–17.0% (9.6%)
			Risk premium	0.3%–18.0% (5.3%)

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$128.8	Market comparable companies	EBITDA multiple	4.2–10.7 (8.8)
			Discount for lack of marketability	25.0%–50.0% (34.9%)
	47.7	Market pricing	Price to book value ratio	1.8–2.8 (2.3)
	15.1	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)

Debt securities	129.8	Discounted cash flow	Discount rate	3.5%–17.0% (9.4%)
			Risk premium	0.0%–18.0% (4.6%)
Level 3 equity securities held by consolidated SIPs consisted primarily of common and preferred shares, and debt securities consisted of corporate loans and notes and mezzanine loans at December 31, 2015 and September 30, 2015.
The fair values of Level 3 assets and liabilities that were determined based on NAV or third-party pricing information are excluded from the above two tables. At December 31, 2015 and September 30, 2015, the asset exclusions consisted of $465.5 million and $464.8 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		December 31, 2015		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$92.0	$92.0	$108.5	$108.5
Financial Liabilities
Debt of consolidated SIPs	3	81.8	79.2	81.2	77.9
Debt of consolidated VIEs[1]	2 or 3	690.4	689.7	726.1	719.3
_________________
1    Substantially all is Level 2.

Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the three months ended December 31,	2015	2014
Balance at beginning of period	$59.6	$234.8
Net income (loss)	1.0	(6.8)
Net subscriptions and other	68.0	1.0
Net deconsolidations	(75.4)	(155.0)
Balance at End of Period	$53.2	$74.0
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

(in millions)	December 31, 2015	September 30, 2015
Receivables	$35.7	$35.5
Investments	178.3	236.6
Total	$214.0	$272.1
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2015 or the three months ended December 31, 2015.
Note 8 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2015 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At December 31, 2015, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2015.

Note 9 – Stock-Based Compensation
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the three months ended December 31, 2015
Nonvested balance at October 1, 2015	2,085	1,173	3,258	$53.97
Granted	2,631	639	3,270	41.04
Vested	(15)	(396)	(411)	50.21
Forfeited/canceled	(46)	(60)	(106)	46.15
Nonvested Balance at December 31, 2015	4,655	1,356	6,011	$47.33
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $219.4 million at December 31, 2015. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
Note 10 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2015	2014
Investment and Other Income, Net
Dividend income	$2.8	$2.2
Interest income	3.6	2.0
Losses on trading investment securities, net	(7.3)	(3.0)
Realized gains on sale of investment securities, available-for-sale	7.8	4.8
Realized losses on sale of investment securities, available-for-sale	(0.8)	(0.3)
Income from investments in equity method investees	24.8	6.7
Other-than-temporary impairment of investments	(0.4)	(1.0)
Gains (losses) on investments of consolidated SIPs, net	(5.7)	2.9
Gains from consolidated VIEs, net	0.1	5.3
Foreign currency exchange gains, net	3.5	23.3
Other, net	2.1	8.8
Total	30.5	51.7
Interest Expense	(12.0)	(11.3)
Other Income, Net	$18.5	$40.4
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $106.6 million and $36.5 million for the three months ended December 31, 2015 and 2014.
Net losses recognized on the Company’s trading investment securities that were held at December 31, 2015 and 2014 were $5.7 million and $3.0 million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at December 31, 2015 and 2014 were $2.3 million and $(5.9) million.

Note 11 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2015
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income (loss) before reclassifications, net of tax	0.8	(23.6)	0.6	(22.2)
Reclassifications to net investment and other income, net of tax	(6.7)	—	—	(6.7)
Total other comprehensive income (loss)	(5.9)	(23.6)	0.6	(28.9)
Balance at December 31, 2015	$13.4	$(351.4)	$(5.1)	$(343.1)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2014
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	3.0	(61.5)	1.0	(57.5)
Reclassifications to net investment and other income, net of tax	(3.2)	—	—	(3.2)
Total other comprehensive income (loss)	(0.2)	(61.5)	1.0	(60.7)
Balance at December 31, 2014	$30.8	$(205.1)	$(4.1)	$(178.4)
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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2015 (“fiscal year 2015”) filed with the U.S. Securities and Exchange Commission, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to investors globally under eight distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management® and K2®. We offer a broad range of SIPs under equity, hybrid, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During the three months ended December 31, 2015, the global equity markets experienced volatility but provided positive returns, evidenced by increases of 5.6% in the MSCI World Index and 7.0% in the S&P 500 Index. Concerns eased about economic growth in Europe, China and emerging markets, however the quarter ended on a negative note amid renewed weakness in oil prices. The global bond markets had mixed results, with the Barclays Global Aggregate Index decreasing 0.9% during the quarter as the Federal Reserve Bank increased interest rates while other central banks continued their accommodative monetary policies.
Our total AUM at December 31, 2015 was $763.9 billion, 1% lower than at September 30, 2015 and 13% lower than at December 31, 2014. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2015 decreased 13% from the same period in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2015	2014
Operating revenues	$1,758.0	$2,064.3	(15)%
Operating income	653.6	782.0	(16)%
Net income attributable to Franklin Resources, Inc.	447.8	566.4	(21)%
Diluted earnings per share	$0.74	$0.91	(19)%
Operating margin[1]	37.2%	37.9%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $128.4 million for the three months ended December 31, 2015, as compared to the same period in the prior fiscal year, as operating revenues decreased 15% and operating expenses decreased 14%.
Net income attributable to Franklin Resources, Inc. decreased $118.6 million for the three months ended December 31, 2015, primarily due to the decrease in operating income and lower investment and other income, net, less the portion attributable to noncontrolling interests.
The decrease in diluted earnings per share for the three months ended December 31, 2015 was consistent with the decrease in net income, partially offset by the impact of a 4% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2015.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	December 31, 2015	December 31, 2014	Percent Change
Equity
Global/international	$211.7	$248.5	(15)%
United States	102.0	113.1	(10)%
Total equity	313.7	361.6	(13)%
Hybrid	134.4	157.1	(14)%
Fixed Income
Tax-free	72.4	73.2	(1)%
Taxable
Global/international	182.0	219.1	(17)%
United States	54.8	62.2	(12)%
Total fixed income	309.2	354.5	(13)%
Cash Management	6.6	6.9	(4)%
Total	$763.9	$880.1	(13)%
AUM at December 31, 2015 decreased 13% from December 31, 2014, primarily due to $65.9 billion of net new outflows, $33.8 billion of market depreciation and a $12.1 billion decrease from foreign exchange revaluation.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2015	2014		2015	2014
Equity
Global/international	$216.6	$255.7	(15)%	28%	29%
United States	103.4	112.0	(8)%	13%	12%
Total equity	320.0	367.7	(13)%	41%	41%
Hybrid	139.2	158.7	(12)%	18%	18%
Fixed Income
Tax-free	72.0	72.7	(1)%	9%	8%
Taxable
Global/international	186.4	224.4	(17)%	24%	25%
United States	57.2	63.5	(10)%	7%	7%
Total fixed income	315.6	360.6	(12)%	40%	40%
Cash Management	6.7	7.1	(6)%	1%	1%
Total	$781.5	$894.1	(13)%	100%	100%

Components of the change in AUM were as follows:

(in billions)	Three Months Ended December 31,		Percent Change
	2015	2014
Beginning AUM	$770.9	$898.0	(14)%
Long-term sales	33.1	46.7	(29)%
Long-term redemptions	(53.3)	(50.0)	7%
Net cash management	(0.4)	(0.2)	100%
Net new flows	(20.6)	(3.5)	489%
Reinvested distributions	11.5	15.1	(24)%
Net flows	(9.1)	11.6	NM
Distributions	(12.9)	(17.4)	(26)%
Appreciation (depreciation) and other[1]	15.0	(12.1)	NM
Ending AUM	$763.9	$880.1	(13)%
__________________

[1]	Includes foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the three months ended December 31, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	6.6	3.5	4.0	1.7	15.0	2.3	—	33.1
Long-term redemptions	(11.9)	(7.0)	(9.2)	(2.2)	(18.4)	(4.6)	—	(53.3)
Net exchanges	(0.1)	0.4	(0.4)	0.3	(0.2)	(0.2)	0.2	—
Net cash management	—	—	—	—	—	—	(0.4)	(0.4)
Net new flows	(5.4)	(3.1)	(5.6)	(0.2)	(3.6)	(2.5)	(0.2)	(20.6)
Reinvested distributions	3.1	4.3	1.9	0.5	1.3	0.4	—	11.5
Net flows	(2.3)	1.2	(3.7)	0.3	(2.3)	(2.1)	(0.2)	(9.1)
Distributions	(3.4)	(4.7)	(2.1)	(0.6)	(1.6)	(0.5)	—	(12.9)
Appreciation (depreciation) and other[1]	5.3	4.7	1.9	1.0	3.2	(1.1)	—	15.0
AUM at December 31, 2015	$211.7	$102.0	$134.4	$72.4	$182.0	$54.8	$6.6	$763.9
__________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the three months ended December 31, 2014	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	10.8	5.2	7.5	2.0	17.6	3.6	—	46.7
Long-term redemptions	(14.2)	(6.5)	(6.5)	(2.1)	(16.5)	(4.2)	—	(50.0)
Net exchanges	(0.1)	0.4	—	0.1	(0.3)	(0.2)	0.1	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(3.5)	(0.9)	1.0	—	0.8	(0.8)	(0.1)	(3.5)
Reinvested distributions	4.3	3.9	1.9	0.5	3.9	0.6	—	15.1
Net flows	0.8	3.0	2.9	0.5	4.7	(0.2)	(0.1)	11.6
Distributions	(4.9)	(4.2)	(2.1)	(0.7)	(4.8)	(0.7)	—	(17.4)
Appreciation (depreciation) and other[1]	(8.9)	4.8	(2.7)	1.3	(5.9)	(0.7)	—	(12.1)
AUM at December 31, 2014	$248.5	$113.1	$157.1	$73.2	$219.1	$62.2	$6.9	$880.1
__________________

[1]	Includes foreign exchange revaluation.

AUM decreased $7.0 billion or 1% during the quarter ended December 31, 2015, primarily due to $20.6 billion of net new outflows, partially offset by $15.0 billion of market appreciation and other, which is net of a $1.6 billion decrease from foreign exchange revaluation. The market appreciation occurred in all long-term investment objectives except for taxable U.S. fixed income, and reflected positive returns in global equity markets, with increases in the MSCI World Index of 5.6% and the S&P 500 Index of 7.0%, and mixed results in the global bond markets as the Barclays Global Aggregate Index decreased 0.9%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 13% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Canadian dollar and Euro. Long-term sales decreased 29% to $33.1 billion, as compared to the prior-year period, due to lower sales across all long-term investment objectives. Long-term redemptions increased 7% to $53.3 billion, as higher redemptions of hybrid and fixed income products were partially offset by lower redemptions of global/international equity products.
AUM decreased $17.9 billion or 2% during the quarter ended December 31, 2014, primarily due to $12.1 billion of market depreciation and other, which includes a $4.6 billion decrease from foreign exchange revaluation, and $3.5 billion of net new outflows. The market depreciation occurred primarily in global/international and hybrid products, partially offset by appreciation in U.S. equity products, and reflected mixed returns in global markets, with increases in the MSCI World and S&P 500 indexes of 1.1% and 4.9%, while the Barclays Global Aggregate Index decreased 1.0%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. The net new outflows primarily resulted from global/international equity products.
Average AUM by sales region is shown below.

	Three Months Ended December 31,		Percent Change
(in billions)	2015	2014
United States	$526.8	$587.7	(10)%
International
Europe, the Middle East and Africa	116.9	145.8	(20)%
Asia-Pacific	84.1	92.7	(9)%
Canada	32.2	38.1	(15)%
Latin America[1]	21.5	29.8	(28)%
Total international	254.7	306.4	(17)%
Total	$781.5	$894.1	(13)%
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 67% and 66% for the three months ended December 31, 2015 and 2014.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income funds generated notable results with at least 87% of AUM exceeding the benchmarks and at least 92% of AUM exceeding the peer group medians for the three-, five- and ten-year periods ended December 31, 2015. In addition, at least 67% of AUM in our tax-free fixed income products exceeded the peer group median for the five- and ten-year periods, while the comparison to peer group medians for the one- and three-year periods declined significantly from September 30, 2015 due to lower performance by three funds which collectively represent 48% of this category. The performance of our hybrid products in comparison to the benchmarks and peer group medians reflects lower performance by a fund which represents 69% of the hybrid category. The performance of our equity products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison[1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2015	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	24%	27%	33%	48%	27%	36%	32%	50%
United States	40%	13%	10%	33%	34%	45%	42%	61%
Total equity	30%	22%	24%	42%	30%	39%	36%	55%
Hybrid	5%	9%	9%	5%	5%	10%	15%	96%
Fixed Income
Tax-free	29%	30%	58%	39%	24%	48%	67%	86%
Taxable
Global/international	8%	87%	87%	91%	43%	92%	92%	99%
United States	1%	15%	42%	54%	21%	22%	17%	49%
Total fixed income	12%	60%	72%	69%	34%	68%	72%	86%
__________________

[1]
The peer group rankings are sourced from Lipper, a Thomson Reuters Company, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns. © 2016 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

AUM measured in the benchmark and peer group rankings represents 89% and 84% of our total AUM as of December 31, 2015. The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.
For products with multiple share classes, rankings for the primary share class are applied to the entire product. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 20, 2016 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2015	2014
Investment management fees	$1,186.7	$1,382.4	(14)%
Sales and distribution fees	478.4	595.0	(20)%
Shareholder servicing fees	61.9	65.8	(6)%
Other	31.0	21.1	47%
Total Operating Revenues	$1,758.0	$2,064.3	(15)%
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
Investment management fees decreased $195.7 million for the three months ended December 31, 2015 primarily due to a 13% decrease in average AUM and the impact of a lower effective fee rate. The decrease in average AUM occurred across all sales regions, primarily in the global/international investment objectives.

Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 60.7 basis points for the three months ended December 31, 2015, from 61.8 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to higher weighting of AUM in U.S. products and in lower fee products in the global/international investment objectives in the Europe, Middle East and Africa sales region.
Performance-based investment management fees were $1.9 million and $2.6 million for the three months ended December 31, 2015 and 2014.
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
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our SIPs to investors on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended December 31,		Percent Change
	2015	2014
Asset-based fees	$377.2	$447.8	(16)%
Sales-based fees	99.1	144.7	(32)%
Contingent sales charges	2.1	2.5	(16)%
Sales and Distribution Fees	$478.4	$595.0	(20)%
Asset-based distribution fees decreased $70.6 million for the three months ended December 31, 2015 primarily due to decreases of $65.5 million from a 13% decrease in the related average AUM and $3.1 million from the implementation of lower Rule 12b-1 Plan fee rates for certain funds effective August 1, 2015.
Sales-based fees decreased $45.6 million for the three months ended December 31, 2015, primarily due to a 33% decrease in total commissionable sales. Commissionable sales represented 9% and 10% of total sales for the three months ended December 31, 2015 and 2014.
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

Shareholder servicing fees decreased $3.9 million for the three months ended December 31, 2015 primarily due to decreases of $2.2 million from SIPs in Europe resulting from lower levels of related AUM and $1.3 million from SIPs in the U.S. resulting from the impact of account conversions to omnibus accounts that earn lower fees.
Other
Other revenue increased $9.9 million for the three months ended December 31, 2015, almost entirely due to higher interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2015	2014
Sales, distribution and marketing	$588.6	$731.5	(20)%
Compensation and benefits	342.5	375.5	(9)%
Information systems and technology	51.2	51.2	0%
Occupancy	30.7	34.3	(10)%
General, administrative and other	91.4	89.8	2%
Total Operating Expenses	$1,104.4	$1,282.3	(14)%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2015	2014
Asset-based expenses	$478.6	$567.6	(16)%
Sales-based expenses	87.2	133.7	(35)%
Amortization of deferred sales commissions	22.8	30.2	(25)%
Sales, Distribution and Marketing	$588.6	$731.5	(20)%
Asset-based expenses decreased $89.0 million for the three months ended December 31, 2015 primarily due to a $90.6 million decrease in distribution expense which mainly resulted from a 12% decrease in the related average AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $46.5 million for the three months ended December 31, 2015 primarily due to decreases of $39.5 million from a 33% decrease in total commissionable sales and $5.1 million from lower marketing support expense primarily resulting from a change in fee structure for certain service providers from sales-based fees to asset-based fees and lower related sales.
Amortization of deferred sales commissions decreased $7.4 million for the three months ended December 31, 2015 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors.

Compensation and Benefits
Compensation and benefits expense decreased $33.0 million for the three months ended December 31, 2015 due to a $38.0 million decrease in variable compensation, partially offset by a $5.0 million increase in salaries, wages and benefits. The variable compensation decrease was primarily due to decreases of $22.5 million in bonus expense based on lower expectations of our annual performance, $7.1 million related to private equity and other product performance fees, and $5.9 million from lower market valuations of mutual fund awards. The increase in salaries, wages and benefits was primarily due to $9.4 million of special termination benefits and $5.7 million from annual merit salary adjustments that were effective December 1, 2015 and 2014, partially offset by favorable currency impacts and lower payroll taxes. The special termination benefits relate to the voluntary separation of approximately 300 employees, for which we expect to recognize additional expenses of approximately $36 million over the remainder of the fiscal year. We also expect to incur additional termination benefit expenses during the year as we continue to assess and implement corporate cost reduction initiatives.
Variable compensation as a percentage of compensation and benefits was 33% and 40% for the three months ended December 31, 2015 and 2014. Our global workforce was comprised of approximately 9,400 employees at both December 31, 2015 and 2014.
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
Information Systems and Technology
Information systems and technology expenses remained unchanged for the three months ended December 31, 2015.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2015	2014
Net carrying value at beginning of period	$89.8	$85.5
Additions, net of disposals	11.2	12.9
Amortization	(11.9)	(12.0)
Net Carrying Value at End of Period	$89.1	$86.4
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $3.6 million for the three months ended December 31, 2015 primarily due to lower building maintenance costs and depreciation.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $1.6 million for the three months ended December 31, 2015, primarily due to higher contingent consideration expense for the K2 Advisors Holdings, LLC (“K2”) acquisition, substantially offset by lower travel and entertainment and advertising and promotion expenses. The change in the fair value of the K2 contingent consideration liability increased $7.3 million due to revised estimates of K2’s future revenues and profits. Corporate cost reduction initiatives resulted in decreases of $3.9 million in corporate travel and entertainment expenses and $2.4 million in advertising and promotion expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2015	2014
Investment and other income, net	$30.5	$51.7	(41)%
Interest expense	(12.0)	(11.3)	6%
Other Income, Net	$18.5	$40.4	(54)%
Investment and other income (losses), net consists primarily of income (losses) from equity method investees, realized gains (losses) on sale of available-for-sale investment securities, gains (losses) on investments of consolidated SIPs and trading investment securities, foreign currency exchange gains (losses) and dividend and interest income.
Other income (expenses), net decreased $21.9 million for the three months ended December 31, 2015 primarily due to impacts from foreign currency exchange and lower market valuations. Foreign currency exchange gains, net decreased $19.8 million, primarily due to lower cash and cash equivalent balances denominated in U.S. dollars held in Europe in the current year as well as greater strengthening of the U.S. dollar against the Euro in the prior-year period. Lower market valuations resulted in $5.7 million of losses from investments held by consolidated SIPs as compared to $2.9 million of gains in the prior-year period and a $4.3 million increase in net losses on trading investments. In addition, net gains from cost method investments decreased $5.1 million. The decreases were partially offset by an $18.1 million increase in income from equity method investees.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at December 31, 2015, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,269.0	67%	$—	0%	$144.0	8%
Investment Securities
Equity
Global/international	639.9	5%	0.2	0%	590.1	34%
United States	2.4	0%	0.3	0%	—	0%
Total equity	642.3	5%	0.5	0%	590.1	34%
Hybrid	140.2	1%	0.4	0%	66.3	4%
Fixed Income
Tax-free	1.5	0%	—	0%	—	0%
Taxable
Global/international	601.7	5%	87.3	7%	280.9	16%
United States	1,831.9	15%	1,160.8	93%	668.3	38%
Total fixed income	2,435.1	20%	1,248.1	100%	949.2	54%
Total investment securities	3,217.6	26%	1,249.0	100%	1,605.6	92%
Other Investments	810.8	7%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,297.4	100%	$1,249.0	100%	$1,749.6	100%

Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $622.1 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
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
Our effective income tax rate was 31.2% and 31.1% for the three months ended December 31, 2015 and 2014, as the impact of a higher forecasted mix of earnings in higher tax jurisdictions was substantially offset by a decrease in foreign earnings subject to U.S. taxes and net income attributable to noncontrolling interests, as compared to a net loss in the prior fiscal year.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2015	2014
Cash Flow Data
Operating cash flows	$295.2	$572.4
Investing cash flows	89.2	90.5
Financing cash flows	(463.4)	(327.9)
Net cash provided by operating activities decreased during the three months ended December 31, 2015 primarily due to a net increase in trading securities of consolidated SIPs, as compared to a net decrease in the prior year, and a decrease in net income. Net cash provided by investing activities decreased slightly, as lower net liquidations of investments by consolidated SIPs and consolidated VIEs, a higher impact from net deconsolidation of SIPs, and an increase in net additions of property and equipment, were substantially offset by net liquidations of investments, as compared to net purchases in the prior year. Net cash used in financing activities increased primarily due to higher repurchases of common stock, partially offset by net subscriptions in consolidated SIPs by noncontrolling interests, as compared to net distributions to noncontrolling interests in the prior year.
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
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$8,125.0	$8,184.9
Receivables	846.2	816.5
Investments	2,034.5	2,105.8
Total Liquid Assets	$11,005.7	$11,107.2
Liabilities
Debt	$1,348.1	$1,348.0

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
Cash and cash equivalents at December 31, 2015 decreased from September 30, 2015 primarily due to lower net cash provided by operating activities and higher net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 32% and 68% at December 31, 2015, and 33% and 67% at September 30, 2015.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At December 31, 2015, our U.S. and non-U.S. subsidiaries held $965.1 million and $1,633.3 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,152.0 million and $1,732.7 million held at September 30, 2015. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $13.7 million and $300.3 million at December 31, 2015 and $105.8 million and $404.0 million at September 30, 2015.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
At December 31, 2015, we had $1,348.1 million of senior unsecured and unsubordinated notes outstanding with an aggregate face value of $1,350.0 million. The notes consist of $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020, $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022, and $400.0 million issued at a fixed interest rate of 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. As of December 31, 2015, we were in compliance with the covenants of the notes.
At December 31, 2015, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare and pay dividends on a quarterly basis. We declared a regular cash dividend of $0.18 per share during the three months ended December 31, 2015, and a regular cash dividend of $0.15 per share and a special cash dividend of $0.50 per share during the three months ended December 31, 2014. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations.
During the three months ended December 31, 2015 and 2014, we repurchased 10.5 million and 2.7 million shares of our common stock at a cost of $404.1 million and $151.2 million. In October 2015, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2015, 26.7 million shares remained available for repurchase under the program, which is not subject to an expiration date.
During the three months ended December 31, 2015, we redeemed $49.8 million, net of investments, from our SIPs. During the three months ended December 31, 2014, we invested $21.6 million, net of redemptions, in our SIPs.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2015, there were no material changes in our contractual obligations, commitments and contingent liabilities as reported in our Form 10-K for fiscal year 2015.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2015.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in an entity or are the primary beneficiary of a VIE. We also consolidate non-VIE limited partnerships and similar structures that we control.
Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities. As of December 31, 2015, we were the primary beneficiary of three CLOs and one other SIP VIE.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2015, Level 3 assets represented 24% of total assets measured at fair value, substantially all of which related to investments of consolidated SIPs in equity and debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 95% of total liabilities measured at fair value at December 31, 2015. There were no transfers into or out of Level 3 during the three months ended December 31, 2015.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2015, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used as of August 1, 2015. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Continued volatility in the capital markets resulted in a decrease in our AUM as of December 31, 2015. However, these changes did not more likely than not reduce the fair value of the reporting unit or the indefinite-lived assets below their carrying values.
We test definite-lived intangible assets for impairment quarterly. As of December 31, 2015, the undiscounted future cash flow projections for $35.4 million, or 66%, of our definite-lived intangible assets exceeded their carrying values by at least 50%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (10)% to 3%. As of December 31, 2015, a decline in these assets’ related AUM of 42% could cause us to evaluate whether their fair value is below the carrying value. The undiscounted future cash flow projections for substantially all of the remaining assets exceeded their carrying values by at least 15%. There was no impairment of definite-lived intangible assets during the three months ended December 31, 2015.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2015, our total AUM by fair value hierarchy level was 52% Level 1, 47% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by economic, political, financial or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks (such as the crisis in Ukraine), the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. The funds we manage may be subject to an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. We may, at our discretion, provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Changes in investor preferences regarding our more popular investment products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and hybrid products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity and certain hybrid products than from fixed income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. As described below, our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing number of rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, advisory, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs administered by the U.S. and foreign jurisdictions where our investment management services and products are offered, and escheatment laws and regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU is in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the U.S. and EU regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and has also proposed other rules that (i) would require certain registered funds to adopt liquidity management programs; and (ii) would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions. Compliance activities to address these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.
Failure to comply with the laws, rules or regulations in any of the jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environments of the jurisdictions where we conduct our business or where the funds and products we manage are organized or sold are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products and services in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our future results of operations, profitability and financial condition.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology to, among other things, support our operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to effectively secure information through system security technology, the technology systems we use may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system failures or breach of the technology systems we use, and the costs necessary to address them, could result in material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price.
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
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could continue to moderate revenues from managing investment products internationally, or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past and could in the future have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, political, economic or social unrest affecting these markets (such as the crisis in Ukraine), in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, potentially negatively impacting our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client service, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past and could in the future lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.
Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our operating expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, merit increases and severance costs, changes in our employee count and mix, and competitive factors; and/or changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2015, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2015.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2015 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 8 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	2,183,068	$38.32	2,183,068	35,054,319
November 2015	2,647,500	$40.96	2,647,500	32,406,819
December 2015	5,662,358	$37.43	5,662,358	26,744,461
Total	10,492,926		10,492,926
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In October 2015, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2015, 26.7 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

3(i)(e)
Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit 3(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2015 (File No. 001-09318)

10.1
2002 Universal Stock Incentive Plan (as amended and restated effective December 15, 2015), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015 (File No. 001-09318)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	February 3, 2016	By:	/S/ KENNETH A. LEWIS
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

3(i)(e)
Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit 3(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2015 (File No. 001-09318)

10.1
2002 Universal Stock Incentive Plan (as amended and restated effective December 15, 2015), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015 (File No. 001-09318)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Management Contract or Compensatory Plan or Arrangement