Form 10-Q
period 2016-03-31
FRANKLIN RESOURCES INC
filed 2016-04-27
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Outstanding: 584,931,455 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 20, 2016.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2016	2015	2016	2015
Operating Revenues
Investment management fees	$1,095.2	$1,347.6	$2,281.9	$2,730.0
Sales and distribution fees	437.0	580.0	915.4	1,175.0
Shareholder servicing fees	61.8	66.1	123.7	131.9
Other	19.9	16.1	50.9	37.2
Total operating revenues	1,613.9	2,009.8	3,371.9	4,074.1
Operating Expenses
Sales, distribution and marketing	531.7	710.5	1,120.3	1,442.0
Compensation and benefits	374.3	377.5	716.8	753.0
Information systems and technology	49.6	49.9	100.8	101.1
Occupancy	33.0	32.1	63.7	66.4
General, administrative and other	88.0	82.1	179.4	171.9
Total operating expenses	1,076.6	1,252.1	2,181.0	2,534.4
Operating Income	537.3	757.7	1,190.9	1,539.7
Other Income (Expenses)
Investment and other income, net	17.4	102.9	47.9	154.6
Interest expense	(12.2)	(1.7)	(24.2)	(13.0)
Other income, net	5.2	101.2	23.7	141.6
Income before taxes	542.5	858.9	1,214.6	1,681.3
Taxes on income	181.7	236.0	391.4	492.1
Net income	360.8	622.9	823.2	1,189.2
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	1.9	14.1	15.5	20.8
Redeemable noncontrolling interests	(1.5)	2.3	(0.5)	(4.5)
Net Income Attributable to Franklin Resources, Inc.	$360.4	$606.5	$808.2	$1,172.9

Earnings per Share
Basic	$0.61	$0.98	$1.36	$1.88
Diluted	0.61	0.98	1.36	1.88
Dividends Declared per Share	$0.18	$0.15	$0.36	$0.80

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Income	$360.8	$622.9	$823.2	$1,189.2
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	(6.4)	8.9	(12.3)	8.7
Currency translation adjustments, net of tax	31.7	(119.5)	8.1	(181.0)
Net unrealized gains on defined benefit plans, net of tax	—	—	0.6	1.0
Total other comprehensive income (loss)	25.3	(110.6)	(3.6)	(171.3)
Total comprehensive income	386.1	512.3	819.6	1,017.9
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	1.9	14.1	15.5	20.8
Redeemable noncontrolling interests	(1.5)	2.3	(0.5)	(4.5)
Comprehensive Income Attributable to Franklin Resources, Inc.	$385.7	$495.9	$804.6	$1,001.6

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2016	September 30, 2015
Assets
Cash and cash equivalents	$7,931.8	$8,184.9
Receivables	798.0	838.0
Investments (including $1,767.6 and $1,712.3 at fair value at March 31, 2016 and September 30, 2015)	2,639.5	2,459.2
Assets of consolidated sponsored investment products
Cash and cash equivalents	74.8	108.5
Investments, at fair value	897.8	977.4
Assets of consolidated variable interest entities
Cash and cash equivalents	34.4	74.7
Investments, at fair value	633.3	672.5
Property and equipment, net	504.4	510.1
Goodwill and other intangible assets, net	2,221.6	2,257.0
Other	155.3	253.4
Total Assets	$15,890.9	$16,335.7
Liabilities
Compensation and benefits	$306.4	$433.2
Accounts payable and accrued expenses	173.8	232.1
Dividends	107.0	92.6
Commissions	308.8	359.9
Debt	1,442.6	1,348.0
Debt of consolidated sponsored investment products	70.1	81.2
Debt of consolidated variable interest entities	653.7	726.1
Deferred taxes	128.1	241.4
Other	259.9	265.8
Total liabilities	3,450.4	3,780.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	36.8	59.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 586,134,232 and 603,517,181 shares issued and outstanding at March 31, 2016 and September 30, 2015	58.6	60.4
Retained earnings	12,029.6	12,094.8
Accumulated other comprehensive loss	(317.8)	(314.2)
Total Franklin Resources, Inc. stockholders’ equity	11,770.4	11,841.0
Nonredeemable noncontrolling interests	633.3	654.8
Total stockholders’ equity	12,403.7	12,495.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,890.9	$16,335.7

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2016	2015
Net Income	$823.2	$1,189.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	36.9	59.4
Depreciation and other amortization	46.4	49.4
Impairment of intangible assets	28.2	—
Stock-based compensation	70.3	72.8
Excess tax benefit from stock-based compensation	(0.3)	(5.2)
Gains on sale of assets	(26.2)	(12.5)
Income from investments in equity method investees	(8.2)	(7.9)
Net losses (gains) on other investments of consolidated sponsored investment products	9.9	(20.7)
Net gains of consolidated variable interest entities	(3.4)	(3.2)
Deferred income taxes	(20.2)	5.6
Other	1.4	9.6
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(3.4)	(1.4)
Increase in trading securities, net	(208.0)	(5.5)
Decrease (increase) in trading securities of consolidated sponsored investment products, net	(90.1)	16.6
Decrease in accrued compensation and benefits	(127.9)	(135.2)
Decrease in commissions payable	(51.1)	(31.5)
Decrease in income taxes payable	(28.7)	(18.8)
Decrease in other liabilities	(19.1)	(39.3)
Net cash provided by operating activities	429.7	1,121.4
Purchase of investments	(192.0)	(115.2)
Liquidation of investments	285.1	158.8
Purchase of investments by consolidated sponsored investment products	(50.7)	(105.6)
Liquidation of investments by consolidated sponsored investment products	81.7	149.7
Purchase of investments by consolidated variable interest entities	(101.2)	(134.9)
Liquidation of investments by consolidated variable interest entities	122.3	185.8
Additions of property and equipment, net	(35.1)	(29.7)
Net deconsolidation of sponsored investment products	(11.1)	(1.8)
Net cash provided by investing activities	99.0	107.1
Decrease in deposits	—	(0.3)
Issuance of common stock	13.5	13.6
Dividends paid on common stock	(198.9)	(481.0)
Repurchase of common stock	(734.3)	(341.2)
Excess tax benefit from stock-based compensation	0.3	5.2
Proceeds from loan	93.4	—
Proceeds from issuance of debt	—	395.8
Proceeds from debt of consolidated sponsored investment products	19.3	316.5
Payments on debt by consolidated sponsored investment products	(30.6)	(328.6)
Payments on debt by consolidated variable interest entities	(58.0)	(74.9)
[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2016	2015
Payments on contingent consideration liabilities	$(2.8)	$(7.2)
Noncontrolling interests	31.6	(42.9)
Net cash used in financing activities	(866.5)	(545.0)
Effect of exchange rate changes on cash and cash equivalents	10.7	(157.2)
Increase (decrease) in cash and cash equivalents	(327.1)	526.3
Cash and cash equivalents, beginning of period	8,368.1	7,596.0
Cash and Cash Equivalents, End of Period	$8,041.0	$8,122.3

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$433.7	$518.4
Cash paid for interest	21.7	19.1
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	14.1	17.0

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2015 (“fiscal year 2015”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2016.
Note 2 – New Accounting Guidance
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing stock-based compensation guidance. The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle, provides an election to account for forfeitures as they occur and clarifies the classification of these transactions within the statement of cash flows. The amendment is effective for the Company on October 1, 2017 and requires varying transition approaches for the different changes to the guidance. The Company is currently evaluating the impact of adopting the amendment.
In February 2016, the FASB issued an amendment to the existing leases guidance. The amendment requires lessees to recognize assets and liabilities arising from substantially all leases. The amendment is effective for the Company on October 1, 2019 and requires a modified retrospective approach at adoption. The Company is currently evaluating the impact of adopting the amendment.
In January 2016, the FASB issued an amendment to the existing financial instruments guidance. The amendment requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in net income, except for those accounted for using the equity method of accounting. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost less impairment, if any. The amendment is effective for the Company on October 1, 2018 and requires a cumulative effect adjustment to the balance sheet at adoption. The Company is currently evaluating the impact of adopting the amendment.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2015.
Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2016
Balance at October 1, 2015	$11,841.0	$654.8	$12,495.8
Net income	808.2	15.5	823.7
Other comprehensive loss	(3.6)		(3.6)
Cash dividends on common stock	(213.3)		(213.3)
Repurchase of common stock	(741.4)		(741.4)
Net distributions		(37.0)	(37.0)
Other[1]	79.5		79.5
Balance at March 31, 2016	$11,770.4	$633.3	$12,403.7
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2015
Balance at October 1, 2014	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance	(14.2)		(14.2)
Net income	1,172.9	20.8	1,193.7
Other comprehensive loss	(171.3)		(171.3)
Cash dividends on common stock	(498.7)		(498.7)
Repurchase of common stock	(341.2)		(341.2)
Net distributions		(41.1)	(41.1)
Other[1]	89.9		89.9
Balance at March 31, 2015	$11,821.5	$608.0	$12,429.5
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three and six months ended March 31, 2016, the Company repurchased 9.6 million and 20.1 million shares of its common stock at a cost of $337.3 million and $741.4 million under its stock repurchase program. In October 2015, the Company’s Board of Directors authorized the repurchase of up to 30.0 million additional shares of its common stock under the stock repurchase program. At March 31, 2016, 17.1 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2015, the Company repurchased 3.6 million and 6.3 million shares of its common stock at a cost of $190.0 million and $341.2 million.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to Franklin Resources, Inc.	$360.4	$606.5	$808.2	$1,172.9
Less: allocation of earnings to participating nonvested stock and stock unit awards	2.7	4.0	5.4	7.3
Net Income Available to Common Stockholders	$357.7	$602.5	$802.8	$1,165.6

Weighted-average shares outstanding – basic	587.0	617.6	592.4	618.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.1	0.1	—	0.1
Weighted-Average Shares Outstanding – Diluted	587.1	617.7	592.4	619.0

Earnings per Share
Basic	$0.61	$0.98	$1.36	$1.88
Diluted	0.61	0.98	1.36	1.88
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 1.3 million for both the three and six months ended March 31, 2016, and 0.9 million and 0.6 million for the three and six months ended March 31, 2015.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated sponsored investment products (“SIPs”) and consolidated variable interest entities (“VIEs”). See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2016	September 30, 2015
Investment securities, trading
SIPs	$1,174.7	$1,166.0
Debt and other equity securities	276.7	85.2
Total investment securities, trading	1,451.4	1,251.2
Investment securities, available-for-sale
SIPs	296.2	408.3
Debt securities	2.3	23.0
Other equity securities	3.4	15.1
Total investment securities, available-for-sale	301.9	446.4
Investments in equity method investees	688.2	655.3
Other investments	198.0	106.3
Total	$2,639.5	$2,459.2
Debt and other equity trading securities consist primarily of corporate debt.
At March 31, 2016 and September 30, 2015, investments with aggregate carrying amounts of $128.0 million and $4.3 million were pledged as collateral.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
as of March 31, 2016	Cost Basis	Gains	Losses	Fair Value
SIPs	$290.5	$12.6	$(6.9)	$296.2
Debt securities	2.2	0.1	—	2.3
Other equity securities	3.6	—	(0.2)	3.4
Total	$296.3	$12.7	$(7.1)	$301.9

(in millions)		Gross Unrealized
as of September 30, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$382.6	$32.4	$(6.7)	$408.3
Debt securities	22.8	0.2	—	23.0
Other equity securities	15.1	0.2	(0.2)	15.1
Total	$420.5	$32.8	$(6.9)	$446.4
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of March 31, 2016
SIPs	$78.1	$(6.3)	$3.9	$(0.6)	$82.0	$(6.9)
Other equity securities	2.9	(0.2)	—	—	2.9	(0.2)
Total	$81.0	$(6.5)	$3.9	$(0.6)	$84.9	$(7.1)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2015
SIPs	$99.8	$(5.6)	$21.0	$(1.1)	$120.8	$(6.7)
Other equity securities	10.9	(0.2)	—	—	10.9	(0.2)
Total	$110.7	$(5.8)	$21.0	$(1.1)	$131.7	$(6.9)
The Company recognized $4.4 million and $4.8 million of other-than-temporary impairment during the three and six months ended March 31, 2016, of which $3.3 million and $3.7 million related to available-for-sale SIPs and $1.1 million related to cost method investments. During the three and six months ended March 31, 2015, the Company recognized other-than-temporary impairment of $1.0 million and $2.0 million, all of which related to available-for-sale SIPs.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2016
Assets
Investment securities, trading
SIPs	$1,174.7	$—	$—	$1,174.7
Debt and other equity securities	2.3	77.6	196.8	276.7
Investment securities, available-for-sale
SIPs	296.2	—	—	296.2
Debt securities	—	2.3	—	2.3
Other equity securities	0.6	2.8	—	3.4
Life settlement contracts	—	—	14.3	14.3
Total Assets Measured at Fair Value	$1,473.8	$82.7	$211.1	$1,767.6
Liabilities
Contingent consideration liability	$—	$—	$96.2	$96.2

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Investment securities, trading
SIPs	$1,166.0	$—	$—	$1,166.0
Debt and other equity securities	2.2	77.0	6.0	85.2
Investment securities, available-for-sale
SIPs	408.3	—	—	408.3
Debt securities	—	23.0	—	23.0
Other equity securities	12.2	2.9	—	15.1
Life settlement contracts	—	—	14.7	14.7
Total Assets Measured at Fair Value	$1,588.7	$102.9	$20.7	$1,712.3
Liabilities
Contingent consideration liabilities	$—	$—	$102.9	$102.9

The fair values of all SIPs and certain other equity securities are determined based on their published net asset values and they are classified as Level 1. The fair values of certain debt and other equity securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are classified as Level 2. The fair values of other debt securities and all life settlement contracts are determined using discounted cash flow valuation techniques using significant unobservable inputs and they are classified as Level 3.
The fair value of contingent consideration liabilities, which are classified as Level 3, is determined using an income-based method which considers the net present value of anticipated future cash flows.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the six months ended March 31, 2016 and 2015.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2016		2015
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the three months ended March 31,
Balance at beginning of period	$23.8	$(115.8)	$14.2	$(100.7)
Total realized and unrealized gains
Included in investment and other income, net	0.9	—	0.5	—
Included in general, administrative and other expense	—	19.6	—	1.9
Purchases	183.2	—	4.2	—
Settlements	(0.9)	—	(0.3)	0.1
Foreign exchange revaluation	4.1	—	—	—
Balance at End of Period	$211.1	$(96.2)	$18.6	$(98.7)
Change in unrealized gains included in net income relating to assets and liabilities held at end of period	$0.3	$19.6	$0.3	$1.9

	2016		2015
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the six months ended March 31,
Balance at beginning of period	$20.7	$(102.9)	$14.0	$(98.5)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.5	—	1.1	—
Included in general, administrative and other expense	—	3.4	—	(7.5)
Other	—	—	—	(0.1)
Purchases	186.5	—	4.3	—
Settlements	(1.7)	3.3	(0.8)	7.2
Foreign exchange revaluation	4.1	—	—	0.2
Balance at End of Period	$211.1	$(96.2)	$18.6	$(98.7)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.5	$3.4	$0.6	$(7.6)

Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$196.8	Discounted cash flow	Discount rate	4.8%–8.5% (7.3%)
			Risk premium	2.8%–18.8% (17.3%)
			Liquidity discount	0.0%–10.0% (9.5%)

Life settlement contracts	14.3	Discounted cash flow	Life expectancy	20–136 months (68)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	96.2	Discounted cash flow	AUM growth rate	2.5%–9.5% (4.9%)
			EBITDA margin	14.1%
			Discount rate	14.0%

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$6.0	Discounted cash flow	Discount rate	5.2%–6.1% (5.7%)
			Risk premium	2.7%–2.8% (2.8%)

Life settlement contracts	14.7	Discounted cash flow	Life expectancy	21–141 months (68)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	102.9	Discounted cash flow	AUM growth rate	0.5%–5.8% (4.4%)
			EBITDA margin	19.3%–22.9% (22.0%)
			Discount rate	14.0%
For investment securities, trading – debt and other equity securities, a significant increase (decrease) in the discount rate, risk premium or liquidity discount in isolation would result in a significantly lower (higher) fair value measurement.
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		March 31, 2016		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$7,931.8	$7,931.8	$8,184.9	$8,184.9
Other investments
Time deposits	2	128.5	128.5	37.0	37.0
Cost method investments	3	55.2	62.6	54.6	60.1
Financial Liabilities
Debt
Senior notes	2	1,348.3	1,384.4	1,348.0	1,374.9
Loan	2	94.3	94.3	—	—

Note 7 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)	March 31, 2016	September 30, 2015
Goodwill	$1,664.9	$1,661.2
Indefinite-lived intangible assets	535.9	538.3
Definite-lived intangible assets, net	20.8	57.5
Total	$2,221.6	$2,257.0
The change in the carrying value of goodwill during the six months ended March 31, 2016 resulted from foreign exchange revaluation. Indefinite-lived intangible assets consist of management contracts. No impairment of goodwill or indefinite-lived intangible assets was recognized during the six months ended March 31, 2016 and fiscal year 2015.
Definite-lived intangible assets were as follows:

	March 31, 2016			September 30, 2015
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Management contracts	$60.1	$(39.3)	$20.8	$89.5	$(36.2)	$53.3
Customer base	—	—	—	164.5	(160.3)	4.2
Total	$60.1	$(39.3)	$20.8	$254.0	$(196.5)	$57.5
Amortization expense related to definite-lived intangible assets was $4.8 million and $9.1 million for the three and six months ended March 31, 2016, and $5.1 million and $10.2 million for the same periods in the prior fiscal year.
The Company recognized impairment of $28.2 million of management contract definite-lived intangible assets, primarily related to the K2 Advisors Holdings, LLC acquisition, during the three and six months ended March 31, 2016 due to increased investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees. Impairment of definite-lived intangible assets of $8.2 million was recognized during fiscal year 2015, none of which was recognized during the six months ended March 31, 2015.
Definite-lived intangible assets had a weighted-average remaining useful life of 7.8 years at March 31, 2016, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2016	$2.2
2017	4.4
2018	4.4
2019	1.6
2020	1.1
Thereafter	7.1
Total	$20.8

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	March 31, 2016	Effective Interest Rate	September 30, 2015	Effective Interest Rate
Senior notes
$300 million 1.375% notes due September 2017	$299.5	1.66%	$299.4	1.66%
$350 million 4.625% notes due May 2020	349.9	4.74%	349.8	4.74%
$300 million 2.800% notes due September 2022	299.5	2.93%	299.5	2.93%
$400 million 2.850% notes due March 2025	399.4	2.97%	399.3	2.97%
	1,348.3		1,348.0
Other
Loan due March 2017	94.3	9.89%	—	N/A
Total	$1,442.6		$1,348.0
At March 31, 2016, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.4 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity.
In March 2016, the Company borrowed 6.3 billion Indian Rupees at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. Interest on the loan is payable monthly, and the loan may be prepaid without penalty after six months. To secure the loan, the Company concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary of the Company located in India, maintain a specified minimum level of capital.
The Company was in compliance with all debt covenants at March 31, 2016.
At March 31, 2016, maturities for debt were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$—
2017	393.8
2018	—
2019	—
2020	349.9
Thereafter	698.9
Total	$1,442.6
At March 31, 2016, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
The balances of consolidated SIPs and consolidated VIEs included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2016			September 30, 2015
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$74.8	$34.4	$109.2	$108.5	$74.7	$183.2
Receivables	21.1	2.9	24.0	10.0	11.5	21.5
Investments, at fair value	897.8	633.3	1,531.1	977.4	672.5	1,649.9
Other assets	0.6	—	0.6	0.7	—	0.7
Total Assets	$994.3	$670.6	$1,664.9	$1,096.6	$758.7	$1,855.3
Liabilities
Accounts payable and accrued expenses	$25.0	$12.7	$37.7	$10.8	$25.3	$36.1
Debt	70.1	653.7	723.8	81.2	726.1	807.3
Other liabilities	7.7	—	7.7	6.3	—	6.3
Total liabilities	102.8	666.4	769.2	98.3	751.4	849.7
Redeemable Noncontrolling Interests	36.8	—	36.8	59.6	—	59.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	245.5	4.2	249.7	308.8	7.3	316.1
Nonredeemable noncontrolling interests	609.2	—	609.2	629.9	—	629.9
Total stockholders’ equity	854.7	4.2	858.9	938.7	7.3	946.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$994.3	$670.6	$1,664.9	$1,096.6	$758.7	$1,855.3
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2016 and 2015.
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 32 SIPs as of March 31, 2016 and September 30, 2015. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.

Consolidated VIEs
Consolidated VIEs consist of sponsored collateralized loan obligations (“CLOs”), which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The Company recognized $0.7 million and $0.8 million of net gains related to its own economic interests in the CLOs during the three and six months ended March 31, 2016, and $0.2 million of net losses and $5.1 million of net gains during the three and six months ended March 31, 2015.
The unpaid principal balance and fair value of the investments of the CLOs were as follows:

(in millions)	March 31, 2016	September 30, 2015
Unpaid principal balance	$674.4	$694.5
Difference between unpaid principal balance and fair value	(41.1)	(22.0)
Fair Value	$633.3	$672.5
There were no investments 90 days or more past due at March 31, 2016 or September 30, 2015.
The unpaid principal balance of the debt of the CLOs was $723.5 million and $769.3 million at March 31, 2016 and September 30, 2015.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	March 31, 2016			September 30, 2015
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$135.0	$—	$135.0	$180.5	$—	$180.5
Other debt securities	124.6	633.3	757.9	129.2	672.5	801.7
Other equity securities	638.2	—	638.2	667.7	—	667.7
Total	$897.8	$633.3	$1,531.1	$977.4	$672.5	$1,649.9
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
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	March 31, 2016	Effective Interest Rate	September 30, 2015	Effective Interest Rate
(in millions)
Debt of consolidated SIPs due fiscal years 2016-2019	$70.1	5.02%	$81.2	4.71%
Debt of consolidated VIEs due fiscal years 2018-2024	653.7	1.95%	726.1	1.62%
Total	$723.8		$807.3
The debt of consolidated SIPs had fixed and floating interest rates ranging from 2.30% to 6.06% at March 31, 2016, and from 2.30% to 5.81% at September 30, 2015. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 0.85% to 10.00% at March 31, 2016, and from 0.54% to 9.79% at September 30, 2015.

At March 31, 2016, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$12.4
2017	19.3
2018	122.1
2019	298.6
2020	—
Thereafter	271.4
Total	$723.8
Fair Value Measurements
Assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis were as follows.

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2016
Assets
Cash and cash equivalents of consolidated VIEs	$34.4	$—	$—	$34.4
Receivables of consolidated VIEs	—	2.9	—	2.9
Investments of consolidated SIPs
Equity securities	15.4	2.5	634.5	652.4
Debt securities	—	120.3	125.1	245.4
Investments of consolidated VIEs	—	633.0	0.3	633.3
Total Assets Measured at Fair Value	$49.8	$758.7	$759.9	$1,568.4
Liabilities
Other liabilities of consolidated SIPs	$2.8	$4.9	$—	$7.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$74.7	$—	$—	$74.7
Receivables of consolidated VIEs	—	11.5	—	11.5
Investments of consolidated SIPs
Equity securities	88.9	8.5	656.4	753.8
Debt securities	—	93.8	129.8	223.6
Investments of consolidated VIEs	—	672.1	0.4	672.5
Total Assets Measured at Fair Value	$163.6	$785.9	$786.6	$1,736.1
Liabilities
Other liabilities of consolidated SIPs	$3.3	$3.0	$—	$6.3
Investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient were as follows:

(in millions)	Redemption Frequency	Fair Value Level	March 31, 2016	September 30, 2015
Hedge funds	Monthly or quarterly	2	$1.7	$8.0
Real estate and private equity funds	Nonredeemable	3	466.6	463.6
Hedge funds	Triennially	3	1.1	1.2
Total			$469.4	$472.8

The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.6 years and 3.9 years at March 31, 2016 and September 30, 2015. The consolidated SIPs’ unfunded commitments to these funds totaled $85.2 million and $94.5 million at March 31, 2016 and September 30, 2015, of which the Company was contractually obligated to fund $2.5 million and $2.4 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the six months ended March 31, 2016 and 2015.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the three months ended March 31, 2016	Equity	Debt
Balance at January 1, 2016	$653.6	$123.6	$0.3	$777.5
Realized and unrealized gains (losses) included in investment and other income, net	2.4	(3.0)	—	(0.6)
Purchases	17.7	7.0	—	24.7
Sales	(41.6)	(4.5)	—	(46.1)
Foreign exchange revaluation	2.4	2.0	—	4.4
Balance at March 31, 2016	$634.5	$125.1	$0.3	$759.9
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2016	$0.8	$(3.3)	$—	$(2.5)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the six months ended March 31, 2016	Equity	Debt
Balance at October 1, 2015	$656.4	$129.8	$0.4	$786.6
Realized and unrealized losses included in investment and other income, net	(5.4)	(1.8)	(0.1)	(7.3)
Purchases	45.1	9.5	—	54.6
Sales	(61.6)	(14.1)	—	(75.7)
Foreign exchange revaluation	—	1.7	—	1.7
Balance at March 31, 2016	$634.5	$125.1	$0.3	$759.9
Change in unrealized losses included in net income relating to assets and liabilities held at March 31, 2016	$(7.4)	$(2.8)	$(0.1)	$(10.3)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the three months ended March 31, 2015	Equity	Debt
Balance at January 1, 2015	$602.8	$151.6	$0.4	$754.8
Realized and unrealized gains (losses) included in investment and other income, net	19.8	(6.5)	—	13.3
Purchases	40.1	16.7	—	56.8
Sales	(21.0)	(7.1)	—	(28.1)
Foreign exchange revaluation	(5.2)	(4.0)	—	(9.2)
Balance at March 31, 2015	$636.5	$150.7	$0.4	$787.6
Change in unrealized losses included in net income relating to assets and liabilities held at March 31, 2015	$(0.9)	$(33.2)	$—	$(34.1)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the six months ended March 31, 2015	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	28.1	(2.6)	(0.1)	25.4	—
Purchases	87.4	18.4	—	105.8	—
Sales	(86.1)	(64.3)	—	(150.4)	—
Settlements	—	(0.6)	—	(0.6)	—
Foreign exchange revaluation	(7.2)	(6.5)	—	(13.7)	—
Balance at March 31, 2015	$636.5	$150.7	$0.4	$787.6	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31, 2015	$17.0	$(2.8)	$(0.1)	$14.1	$—
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$116.8	Market comparable companies	EBITDA multiple	5.0–14.2 (10.3)
			Discount for lack of marketability	25.0%–50.0% (36.6%)
	22.5	Market pricing	Price to book value ratio	1.8–2.3 (2.0)
	27.5	Discounted cash flow	Discount rate	5.0%–19.0% (12.2%)

Debt securities	125.1	Discounted cash flow	Discount rate	3.5%–16.0% (8.9%)
			Risk premium	0.0%–28.0% (7.4%)

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$128.8	Market comparable companies	EBITDA multiple	4.2–10.7 (8.8)
			Discount for lack of marketability	25.0%–50.0% (34.9%)
	47.7	Market pricing	Price to book value ratio	1.8–2.8 (2.3)
	15.1	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)

Debt securities	129.8	Discounted cash flow	Discount rate	3.5%–17.0% (9.4%)
			Risk premium	0.0%–18.0% (4.6%)
Level 3 equity securities held by consolidated SIPs consisted primarily of common and preferred shares, and debt securities consisted of corporate loans and notes and mezzanine loans at March 31, 2016 and September 30, 2015.
The fair values of Level 3 assets and liabilities that were determined based on NAV or third-party pricing information are excluded from the above two tables. At March 31, 2016 and September 30, 2015, the asset exclusions consisted of $467.7 million and $464.8 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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

For securities utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate or risk premium in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the discount rate is accompanied by a directionally similar change in the risk premium.
Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		March 31, 2016		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$74.8	$74.8	$108.5	$108.5
Financial Liabilities
Debt of consolidated SIPs	3	70.1	68.3	81.2	77.9
Debt of consolidated VIEs[1]	2 or 3	653.7	649.4	726.1	719.3
_________________
1    Substantially all is Level 2.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the six months ended March 31,	2016	2015
Balance at beginning of period	$59.6	$234.8
Net loss	(0.5)	(4.5)
Net subscriptions (distributions) and other	68.6	(1.8)
Net deconsolidations	(90.9)	(174.1)
Balance at End of Period	$36.8	$54.4
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

(in millions)	March 31, 2016	September 30, 2015
Receivables	$30.5	$35.5
Investments	82.0	236.6
Total	$112.5	$272.1
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2015 or the three months ended December 31, 2015. During the three months ended March 31, 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.
Note 10 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2016 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Other Commitments and Contingencies
At March 31, 2016, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2015.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the six months ended March 31, 2016
Nonvested balance at October 1, 2015	2,085	1,173	3,258	$53.97
Granted	2,678	667	3,345	40.88
Vested	(71)	(402)	(473)	49.03
Forfeited/canceled	(168)	(94)	(262)	47.73
Nonvested Balance at March 31, 2016	4,524	1,344	5,868	$47.19
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $188.9 million at March 31, 2016. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Investment and Other Income, Net
Dividend income	$6.4	$1.9	$9.2	$4.1
Interest income	7.1	3.4	10.7	5.4
Gains on trading investment securities, net	21.7	6.0	14.4	3.0
Realized gains on sale of investment securities, available-for-sale	19.5	3.3	27.3	8.1
Realized losses on sale of investment securities, available-for-sale	(1.0)	(1.2)	(1.8)	(1.5)
Income (losses) from investments in equity method investees	(16.6)	1.2	8.2	7.9
Other-than-temporary impairment of investments	(4.4)	(1.0)	(4.8)	(2.0)
Gains (losses) on investments of consolidated SIPs, net	(6.4)	20.7	(12.1)	23.6
Gains (losses) from consolidated VIEs, net	0.7	(0.2)	0.8	5.1
Foreign currency exchange gains (losses), net	(13.2)	67.1	(9.7)	90.4
Other, net	3.6	1.7	5.7	10.5
Total	17.4	102.9	47.9	154.6
Interest Expense	(12.2)	(1.7)	(24.2)	(13.0)
Other Income, Net	$5.2	$101.2	$23.7	$141.6
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by cash equivalents and trading investment securities. Proceeds from the sale of available-for-sale securities were $119.4 million and $226.0 million for the three and six months ended March 31, 2016, and $37.1 million and $73.6 million for the three and six months ended March 31, 2015.

Net gains recognized on the Company’s trading investment securities that were held at March 31, 2016 and 2015 were $15.9 million and $10.2 million for the three and six months ended March 31, 2016 and $6.0 million and $3.0 million for the three and six months ended March 31, 2015. Net gains recognized on trading investment securities of consolidated SIPs that were held at March 31, 2016 and 2015 were $1.5 million and $1.9 million for the three and six months ended March 31, 2016 and $6.0 million and $1.8 million for the three and six months ended March 31, 2015.
Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2016
Balance at January 1, 2016	$13.4	$(351.4)	$(5.1)	$(343.1)
Other comprehensive income before reclassifications, net of tax	1.7	31.7	—	33.4
Reclassifications to net investment and other income, net of tax	(8.1)	—	—	(8.1)
Total other comprehensive income (loss)	(6.4)	31.7	—	25.3
Balance at March 31, 2016	$7.0	$(319.7)	$(5.1)	$(317.8)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2016
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income before reclassifications, net of tax	2.5	8.1	0.6	11.2
Reclassifications to net investment and other income, net of tax	(14.8)	—	—	(14.8)
Total other comprehensive income (loss)	(12.3)	8.1	0.6	(3.6)
Balance at March 31, 2016	$7.0	$(319.7)	$(5.1)	$(317.8)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2015
Balance at January 1, 2015	$30.8	$(205.1)	$(4.1)	$(178.4)
Other comprehensive income (loss) before reclassifications, net of tax	9.6	(119.5)	—	(109.9)
Reclassifications to net investment and other income, net of tax	(0.7)	—	—	(0.7)
Total other comprehensive income (loss)	8.9	(119.5)	—	(110.6)
Balance at March 31, 2015	$39.7	$(324.6)	$(4.1)	$(289.0)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2015
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	12.6	(181.0)	1.0	(167.4)
Reclassifications to net investment and other income, net of tax	(3.9)	—	—	(3.9)
Total other comprehensive income (loss)	8.7	(181.0)	1.0	(171.3)
Balance at March 31, 2015	$39.7	$(324.6)	$(4.1)	$(289.0)

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
The global equity markets experienced increased volatility during our second fiscal quarter amid ongoing concerns about economic growth in Europe, China and emerging markets, as well as continued weakness in oil prices. Stocks fell sharply to mid-February but recovered thereafter, as the MSCI World Index decreased by 0.2% for the quarter while the S&P 500 Index increased by 1.4%. For the fiscal year to date, the MSCI World Index and S&P 500 Index increased by 5.4% and 8.5%. The global bond markets had positive results, with the Barclays Global Aggregate Index increasing 5.9% during the second fiscal quarter and 4.9% for the fiscal year to date, as the European Central Bank announced further accommodative monetary policies and the Federal Reserve Bank deferred further interest rate increases.
Our total AUM at March 31, 2016 was $742.6 billion, 4% lower than at September 30, 2015 and 16% lower than at March 31, 2015. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2016 decreased 16% and 15% from the same periods in the prior fiscal year. The decline in AUM negatively affected our fee revenues and operating income for the three and six months ended March 31, 2016.

Uncertainties regarding economic stabilization and improvement remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. We are performing in-depth reviews of our business and implementing changes to strengthen our performance and position ourselves for future success. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We also continue to seek to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2016	2015		2016	2015
Operating revenues	$1,613.9	$2,009.8	(20)%	$3,371.9	$4,074.1	(17)%
Operating income	537.3	757.7	(29)%	1,190.9	1,539.7	(23)%
Net income attributable to Franklin Resources, Inc.	360.4	606.5	(41)%	808.2	1,172.9	(31)%
Diluted earnings per share	$0.61	$0.98	(38)%	$1.36	$1.88	(28)%
Operating margin[1]	33.3%	37.7%		35.3%	37.8%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $220.4 million and $348.8 million for the three and six months ended March 31, 2016, as compared to the same periods in the prior fiscal year, as operating revenues decreased 20% and 17% and operating expenses decreased 14% in both periods.
Net income attributable to Franklin Resources, Inc. decreased $246.1 million and $364.7 million for the three and six months ended March 31, 2016, primarily due to the decreases in operating income and lower investment and other income, net, less the portion attributable to noncontrolling interests.
The decreases in diluted earnings per share for the three and six months ended March 31, 2016 were consistent with the decreases in net income, partially offset by the impacts of 5% and 4% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2016.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	March 31, 2016	March 31, 2015	Percent Change
Equity
Global/international	$204.7	$251.8	(19)%
United States	99.5	115.6	(14)%
Total equity	304.2	367.4	(17)%
Hybrid	132.6	158.2	(16)%
Fixed Income
Tax-free	73.6	74.2	(1)%
Taxable
Global/international	172.8	211.1	(18)%
United States	53.2	63.1	(16)%
Total fixed income	299.6	348.4	(14)%
Cash Management	6.2	6.6	(6)%
Total	$742.6	$880.6	(16)%
AUM at March 31, 2016 decreased 16% from March 31, 2015, primarily due to $84.9 billion of net new outflows and $48.7 billion of market depreciation and other.

Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2016	2015		2016	2015
Equity
Global/international	$201.0	$250.3	(20)%	27%	28%
United States	97.5	114.1	(15)%	13%	13%
Total equity	298.5	364.4	(18)%	40%	41%
Hybrid	130.5	157.9	(17)%	18%	18%
Fixed Income
Tax-free	73.1	74.1	(1)%	10%	8%
Taxable
Global/international	174.6	215.3	(19)%	24%	25%
United States	53.8	62.9	(14)%	7%	7%
Total fixed income	301.5	352.3	(14)%	41%	40%
Cash Management	6.6	7.0	(6)%	1%	1%
Total	$737.1	$881.6	(16)%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2016	2015		2016	2015
Equity
Global/international	$208.4	$253.7	(18)%	27%	29%
United States	100.3	113.0	(11)%	13%	12%
Total equity	308.7	366.7	(16)%	40%	41%
Hybrid	134.9	158.5	(15)%	18%	18%
Fixed Income
Tax-free	72.5	73.4	(1)%	10%	8%
Taxable
Global/international	180.3	220.0	(18)%	24%	25%
United States	55.6	63.3	(12)%	7%	7%
Total fixed income	308.4	356.7	(14)%	41%	40%
Cash Management	6.7	7.1	(6)%	1%	1%
Total	$758.7	$889.0	(15)%	100%	100%
Components of the change in AUM were as follows:

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2016	2015		2016	2015
Beginning AUM	$763.9	$880.1	(13)%	$770.9	$898.0	(14)%
Long-term sales	23.2	46.5	(50)%	56.3	93.2	(40)%
Long-term redemptions	(47.2)	(51.9)	(9)%	(100.5)	(101.9)	(1)%
Net cash management	(0.6)	(0.2)	200%	(1.0)	(0.4)	150%
Net new flows	(24.6)	(5.6)	339%	(45.2)	(9.1)	397%
Reinvested distributions	3.3	3.3	0%	14.8	18.4	(20)%
Net flows	(21.3)	(2.3)	826%	(30.4)	9.3	NM
Distributions	(4.2)	(4.2)	0%	(17.1)	(21.6)	(21)%
Appreciation (depreciation) and other[1]	4.2	7.0	(40)%	19.2	(5.1)	NM
Ending AUM	$742.6	$880.6	(16)%	$742.6	$880.6	(16)%
__________________

[1]	Includes foreign exchange revaluation.

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the three months ended March 31, 2016	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2016	$211.7	$102.0	$134.4	$72.4	$182.0	$54.8	$6.6	$763.9
Long-term sales	5.4	3.1	3.9	2.2	6.7	1.9	—	23.2
Long-term redemptions	(11.5)	(5.5)	(6.8)	(2.3)	(17.0)	(4.1)	—	(47.2)
Net exchanges	(0.5)	0.2	—	0.2	0.1	(0.1)	0.1	—
Net cash management	—	—	—	—	—	—	(0.6)	(0.6)
Net new flows	(6.6)	(2.2)	(2.9)	0.1	(10.2)	(2.3)	(0.5)	(24.6)
Reinvested distributions	0.2	—	1.2	0.5	1.1	0.3	—	3.3
Net flows	(6.4)	(2.2)	(1.7)	0.6	(9.1)	(2.0)	(0.5)	(21.3)
Distributions	(0.3)	(0.1)	(1.3)	(0.6)	(1.4)	(0.5)	—	(4.2)
Appreciation (depreciation) and other[1]	(0.3)	(0.2)	1.2	1.2	1.3	0.9	0.1	4.2
AUM at March 31, 2016	$204.7	$99.5	$132.6	$73.6	$172.8	$53.2	$6.2	$742.6
__________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the three months ended March 31, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at January 1, 2015	$248.5	$113.1	$157.1	$73.2	$219.1	$62.2	$6.9	$880.1
Long-term sales	11.6	5.5	6.7	2.4	15.9	4.4	—	46.5
Long-term redemptions	(13.3)	(6.6)	(6.4)	(2.2)	(19.5)	(3.9)	—	(51.9)
Net exchanges	0.1	0.5	—	—	(0.4)	(0.1)	(0.1)	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(1.6)	(0.6)	0.3	0.2	(4.0)	0.4	(0.3)	(5.6)
Reinvested distributions	0.2	0.1	1.2	0.5	1.0	0.3	—	3.3
Net flows	(1.4)	(0.5)	1.5	0.7	(3.0)	0.7	(0.3)	(2.3)
Distributions	(0.3)	(0.1)	(1.4)	(0.6)	(1.3)	(0.5)	—	(4.2)
Appreciation (depreciation) and other[1]	5.0	3.1	1.0	0.9	(3.7)	0.7	—	7.0
AUM at March 31, 2015	$251.8	$115.6	$158.2	$74.2	$211.1	$63.1	$6.6	$880.6
__________________

[1]	Includes foreign exchange revaluation.
AUM decreased $21.3 billion or 3% during the quarter ended March 31, 2016, primarily due to $24.6 billion of net new outflows, which occurred in all long-term investment objectives except for tax-free fixed income, primarily in global/international products. The net new outflows were partially offset by appreciation and other of $4.2 billion, which consisted of a $4.6 billion increase from foreign exchange revaluation partially offset by $0.4 billion of market depreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to weakening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. Long-term sales decreased 50% to $23.2 billion, as compared to the prior-year period, due to lower sales across all long-term investment objectives, primarily in global/international products. Long-term redemptions decreased 9% to $47.2 billion, primarily due to lower redemptions of global/international products.
AUM increased $0.5 billion during the quarter ended March 31, 2015. Appreciation and other of $7.0 billion, which consisted of $14.7 billion of market appreciation net of a $7.7 billion decrease due to foreign exchange revaluation, was substantially offset by $5.6 billion of net new outflows. The market appreciation occurred primarily in equity products, partially offset by depreciation in global/international fixed income products, and reflected mixed returns in global markets, with increases in the MSCI World and S&P 500 indexes of 2.5% and 1.0%, while the Barclays Global Aggregate Index decreased 1.9%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. The net new outflows primarily resulted from global/international products.

(in billions)	Equity			Fixed Income
for the six months ended March 31, 2016	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	12.0	6.6	7.9	3.9	21.7	4.2	—	56.3
Long-term redemptions	(23.4)	(12.5)	(16.0)	(4.5)	(35.4)	(8.7)	—	(100.5)
Net exchanges	(0.6)	0.6	(0.4)	0.5	(0.1)	(0.3)	0.3	—
Net cash management	—	—	—	—	—	—	(1.0)	(1.0)
Net new flows	(12.0)	(5.3)	(8.5)	(0.1)	(13.8)	(4.8)	(0.7)	(45.2)
Reinvested distributions	3.3	4.3	3.1	1.0	2.4	0.7	—	14.8
Net flows	(8.7)	(1.0)	(5.4)	0.9	(11.4)	(4.1)	(0.7)	(30.4)
Distributions	(3.7)	(4.8)	(3.4)	(1.2)	(3.0)	(1.0)	—	(17.1)
Appreciation (depreciation) and other[1]	5.0	4.5	3.1	2.2	4.5	(0.2)	0.1	19.2
AUM at March 31, 2016	$204.7	$99.5	$132.6	$73.6	$172.8	$53.2	$6.2	$742.6
__________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the six months ended March 31, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	22.4	10.7	14.2	4.4	33.5	8.0	—	93.2
Long-term redemptions	(27.5)	(13.1)	(12.9)	(4.3)	(36.0)	(8.1)	—	(101.9)
Net exchanges	—	0.9	—	0.1	(0.7)	(0.3)	—	—
Net cash management	—	—	—	—	—	—	(0.4)	(0.4)
Net new flows	(5.1)	(1.5)	1.3	0.2	(3.2)	(0.4)	(0.4)	(9.1)
Reinvested distributions	4.5	4.0	3.1	1.0	4.9	0.9	—	18.4
Net flows	(0.6)	2.5	4.4	1.2	1.7	0.5	(0.4)	9.3
Distributions	(5.2)	(4.3)	(3.5)	(1.3)	(6.1)	(1.2)	—	(21.6)
Appreciation (depreciation) and other[1]	(3.9)	7.9	(1.7)	2.2	(9.6)	—	—	(5.1)
AUM at March 31, 2015	$251.8	$115.6	$158.2	$74.2	$211.1	$63.1	$6.6	$880.6
__________________

[1]	Includes foreign exchange revaluation.
AUM decreased $28.3 billion or 4% during the six months ended March 31, 2016, primarily due to $45.2 billion of net new outflows, partially offset by $19.2 billion of market appreciation and other, which includes a $3.0 billion increase from foreign exchange revaluation. The net new outflows occurred in all investment objectives, primarily in global/international and hybrid products. The market appreciation occurred in all investment objectives except for taxable U.S. fixed income, and reflected positive returns in global markets, with increases in the MSCI World Index of 5.4%, the S&P 500 Index of 8.5% and the Barclays Global Aggregate Index of 4.9%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to weakening of the U.S. dollar against the Australian dollar, Canadian dollar and Euro. Long-term sales decreased 40% to $56.3 billion, as compared to the prior-year period, due to lower sales across all long-term investment objectives, primarily in global/international products. Long-term redemptions decreased 1% to $100.5 billion, as lower redemptions of global/international equity products were partially offset by higher redemptions of hybrid products.
AUM decreased $17.4 billion or 2% during six months ended March 31, 2015, primarily due to $9.1 billion of net new outflows and $5.1 billion of depreciation and other, which consisted of a $12.3 billion decrease due to foreign exchange revaluation partially offset by $7.2 billion of market appreciation. The market appreciation occurred primarily in equity products, partially offset by depreciation in global/international fixed income products, and reflected mixed returns in global markets, with increases in the MSCI World and S&P 500 indexes of 3.6% and 5.9%, while the Barclays Global Aggregate Index decreased 2.9%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. The net new outflows primarily resulted from global/international products.

Average AUM by sales region is shown below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2016	2015		2016	2015
United States	$497.5	$584.2	(15)%	$512.0	$586.7	(13)%
International
Europe, the Middle East and Africa	108.2	140.6	(23)%	112.3	143.2	(22)%
Asia-Pacific	81.5	91.8	(11)%	82.5	92.4	(11)%
Canada	31.0	36.2	(14)%	31.7	37.3	(15)%
Latin America[1]	18.9	28.8	(34)%	20.2	29.4	(31)%
Total international	239.6	297.4	(19)%	246.7	302.3	(18)%
Total	$737.1	$881.6	(16)%	$758.7	$889.0	(15)%
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 67% for the three and six months ended March 31, 2016 and 66% for the same periods in the prior fiscal year.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 90% of AUM exceeding the benchmarks for the ten-year period ended March 31, 2016 and the peer group medians for the five- and ten-year periods. The comparison to the benchmarks and peer group medians for these products for the three-year period declined significantly from December 31, 2015 due to lower performance by three funds which collectively represent 67% of this category, and the comparison to peer group median for the one-year period declined significantly due to lower performance by a fund which represents 35% of the category. In addition, at least 65% of AUM in our tax-free fixed income products exceeded the peer group medians for the three-, five- and ten-year periods, while the comparison to benchmarks for the one-year period declined significantly from December 31, 2015 due to lower performance by a fund which represents 20% of the tax-free category. The performance of our hybrid products in comparison to the benchmarks and peer group medians reflects lower performance by a fund which represents 70% of the category. The performance of our equity and U.S. taxable fixed income products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison[1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2016	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	18%	22%	28%	55%	11%	24%	47%	55%
United States	31%	20%	11%	28%	48%	46%	68%	66%
Total equity	23%	21%	22%	44%	24%	32%	54%	59%
Hybrid	2%	9%	9%	5%	8%	6%	19%	97%
Fixed Income
Tax-free	7%	42%	60%	39%	8%	65%	69%	89%
Taxable
Global/international	6%	6%	68%	90%	4%	46%	90%	98%
United States	0%	16%	1%	45%	1%	18%	4%	54%
Total fixed income	5%	18%	54%	66%	5%	47%	69%	88%
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

AUM measured in the benchmark and peer group rankings represents 89% and 80% of our total AUM as of March 31, 2016. The benchmark comparisons are based on each product’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the product.
For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 13, 2016 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2016	2015		2016	2015
Investment management fees	$1,095.2	$1,347.6	(19)%	$2,281.9	$2,730.0	(16)%
Sales and distribution fees	437.0	580.0	(25)%	915.4	1,175.0	(22)%
Shareholder servicing fees	61.8	66.1	(7)%	123.7	131.9	(6)%
Other	19.9	16.1	24%	50.9	37.2	37%
Total Operating Revenues	$1,613.9	$2,009.8	(20)%	$3,371.9	$4,074.1	(17)%
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

Investment management fees decreased $252.4 million and $448.1 million for the three and six months ended March 31, 2016 primarily due to 16% and 15% decreases in average AUM. The decreases in average AUM occurred across all investment objectives, most significantly in the global/international and hybrid investment objectives, and across all sales regions. Lower effective fee rates also contributed to the fee decreases.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 59.4 and 60.2 basis points for the three and six months ended March 31, 2016, from 61.1 and 61.4 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower weightings of AUM in international products and in the higher fee global/international investment objectives. The rate decrease for the three-month period was also due to significant market volatility in the three months ended March 31, 2016, which resulted in the fee rate, which is based on average monthly AUM, to be 0.9 basis points lower than if it were based on average daily AUM. The rate decreases for the three- and six-month periods were partially offset by the impacts of higher performance fees.
Performance-based investment management fees were $19.8 million and $21.7 million for the three and six months ended March 31, 2016, and $9.3 million and $11.9 million for the same periods in the prior fiscal year. The increases were primarily due to performance fees earned from separately-managed accounts, partially offset by lower performance fees from fund of hedge funds products.
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
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2016	2015		2016	2015
Asset-based fees	$339.9	$428.3	(21)%	$717.1	$876.1	(18)%
Sales-based fees	94.6	148.9	(36)%	193.7	293.6	(34)%
Contingent sales charges	2.5	2.8	(11)%	4.6	5.3	(13)%
Sales and Distribution Fees	$437.0	$580.0	(25)%	$915.4	$1,175.0	(22)%
Asset-based distribution fees decreased $88.4 million and $159.0 million for the three and six months ended March 31, 2016 primarily due to decreases of $87.4 million and $153.2 million from 19% and 16% decreases in the related average AUM, and $3.2 million and $6.3 million from the implementation of lower Rule 12b-1 Plan fee rates for certain funds effective August 1, 2015.
Sales-based fees decreased $54.3 million and $99.9 million for the three and six months ended March 31, 2016, primarily due to 38% and 35% decreases in commissionable sales. Commissionable sales represented 12% and 10% of total sales for the three and six months ended March 31, 2016, and 10% for the same periods in the prior fiscal year.
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
Shareholder servicing fees decreased $4.3 million and $8.2 million for the three and six months ended March 31, 2016 primarily due to decreases of $3.0 million and $5.2 million from SIPs in Europe resulting from lower levels of related AUM, and $1.9 million and $3.2 million from SIPs in the U.S. resulting from decreases in active accounts and account conversions to omnibus accounts that earn lower fees.
Other
Other revenue increased $3.8 million and $13.7 million for the three and six months ended March 31, 2016, almost entirely due to higher interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2016	2015		2016	2015
Sales, distribution and marketing	$531.7	$710.5	(25)%	$1,120.3	$1,442.0	(22)%
Compensation and benefits	374.3	377.5	(1)%	716.8	753.0	(5)%
Information systems and technology	49.6	49.9	(1)%	100.8	101.1	0%
Occupancy	33.0	32.1	3%	63.7	66.4	(4)%
General, administrative and other	88.0	82.1	7%	179.4	171.9	4%
Total Operating Expenses	$1,076.6	$1,252.1	(14)%	$2,181.0	$2,534.4	(14)%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2016	2015		2016	2015
Asset-based expenses	$433.8	$541.6	(20)%	$912.4	$1,109.2	(18)%
Sales-based expenses	83.8	139.7	(40)%	171.0	273.4	(37)%
Amortization of deferred sales commissions	14.1	29.2	(52)%	36.9	59.4	(38)%
Sales, Distribution and Marketing	$531.7	$710.5	(25)%	$1,120.3	$1,442.0	(22)%

Asset-based expenses decreased $107.8 million and $196.8 million for the three and six months ended March 31, 2016 primarily due to $106.5 million and $197.1 million decreases in distribution expenses which mainly resulted from 19% and 16% decreases in the related average AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $55.9 million and $102.4 million for the three and six months ended March 31, 2016 primarily due to decreases of $47.7 million and $88.0 million from 38% and 35% decreases in commissionable sales, and $9.4 million and $11.4 million in India primarily related to lower sales and regulatory-driven changes in fee structure. The decrease for the six-month period also included $5.2 million from lower marketing support expense primarily resulting from a change in fee structure for certain service providers effective January 1, 2015 from sales-based fees to asset-based fees and lower related sales.
Amortization of deferred sales commissions decreased $15.1 million and $22.5 million for the three and six months ended March 31, 2016 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors and a $5.1 million adjustment related to prior-year amortization expense.
Compensation and Benefits
Compensation and benefits expense decreased $3.2 million and $36.2 million for the three and six months ended March 31, 2016 due to $35.5 million and $73.5 million decreases in variable compensation, partially offset by $32.3 million and $37.3 million increases in salaries, wages and benefits. The variable compensation decreases were primarily due to decreases of $21.9 million and $44.4 million in bonus expense based on lower expectations of our annual performance, $6.7 million and $12.6 million from lower market valuations of mutual fund awards and $1.7 million and $8.8 million related to private equity and other product performance fees.
Salaries, wages and benefits increased primarily due to $40.6 million and $53.4 million of termination benefits and $4.1 million and $9.8 million from annual merit salary adjustments that were effective December 1, 2015 and 2014. The increases were partially offset by decreases of $4.0 million and $5.2 million from lower health insurance and other benefit costs, $3.7 million and $9.4 million from favorable currency impacts and $2.2 million and $2.0 million from lower staffing levels. The increase for the six-month period was also partially offset by $3.0 million of lower payroll taxes. The termination benefits include special benefits related to the voluntary separation of approximately 300 employees, for which we expect to recognize additional expenses of approximately $6 million over the remainder of the fiscal year. We may also incur additional termination benefit expenses during the year as we continue to review and implement changes to our business.
Variable compensation as a percentage of compensation and benefits was 30% and 31% for the three and six months ended March 31, 2016, and 39% and 40% for the same periods in the prior fiscal year. At March 31, 2016, our global workforce had decreased to approximately 9,200 employees from approximately 9,400 at March 31, 2015.
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
Information Systems and Technology
Information systems and technology expenses decreased $0.3 million for the three and six months ended March 31, 2016.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Net carrying value at beginning of period	$89.1	$86.4	$89.8	$85.5
Additions, net of disposals	8.9	5.5	20.1	18.4
Amortization	(11.5)	(11.3)	(23.4)	(23.3)
Net Carrying Value at End of Period	$86.5	$80.6	$86.5	$80.6

Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $0.9 million and decreased $2.7 million for the three and six months ended March 31, 2016. The decrease for the six-month period was primarily due to lower building maintenance costs and depreciation.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $5.9 million and $7.5 million for the three and six months ended March 31, 2016, primarily due to intangible asset impairment and higher third-party servicing fees, partially offset by lower contingent consideration, advertising and promotion and travel and entertainment expenses. Definite-lived intangible assets, primarily related to the K2 Advisors Holdings, LLC (“K2”) acquisition, were impaired by $28.2 million during the three months ended March 31, 2016 due to increased investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees. Third-party servicing fees increased $3.1 million and $5.1 million primarily due to higher sub-advisory expenses. The change in the fair value of the contingent consideration liability for the K2 acquisition decreased $17.7 million and $10.9 million due to revised estimates of K2’s future revenues and profits. Corporate cost reduction initiatives resulted in decreases of $5.9 million and $8.3 million in advertising and promotion expenses, and $3.2 million and $7.1 million in corporate travel and entertainment expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2016	2015		2016	2015
Investment and other income, net	$17.4	$102.9	(83)%	$47.9	$154.6	(69)%
Interest expense	(12.2)	(1.7)	618%	(24.2)	(13.0)	86%
Other Income, Net	$5.2	$101.2	(95)%	$23.7	$141.6	(83)%
Investment and other income, net consists primarily of realized gains (losses) on sale of available-for-sale investment securities, dividend and interest income, gains (losses) on trading investment securities, income (losses) from equity method investees, gains (losses) on investments of consolidated SIPs and foreign currency exchange gains (losses).
Other income, net decreased $96.0 million and $117.9 million for the three and six months ended March 31, 2016 primarily due to negative impacts from foreign currency exchange, investments of consolidated SIPs and interest expense. Foreign currency exchange resulted in current year net losses of $13.2 million and $9.7 million primarily from weakening of the U.S. dollar against the Euro during the three-month period, as compared to net gains in the prior-year periods of $67.1 million and $90.4 million primarily due to strengthening of the U.S. dollar against the Euro. Investments held by consolidated SIPs generated current year net losses of $6.4 million and $12.1 million, as compared to net gains in the prior-year periods of $20.7 million and $23.6 million. Interest expense increased by $10.5 million and $11.2 million, primarily due to the prior-year reversal of $10.1 million of accrued interest related to the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. tax jurisdictions. These impacts were partially offset by increases of $16.4 million and $18.9 million in net realized gains on sale of available-for-sale securities, and $15.7 million and $11.4 million in net gains on trading investments. The decrease for the three-month period also included a $16.6 million loss from equity method investees as compared to $1.2 million of income in the prior-year period.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at March 31, 2016, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,041.0	66%	$—	0%	$109.2	7%
Investment Securities
Equity
Global/international	606.3	5%	0.2	0%	558.8	34%
United States	2.0	0%	0.3	0%	—	0%
Total equity	608.3	5%	0.5	0%	558.8	34%
Hybrid	287.7	3%	160.3	11%	47.6	3%
Fixed Income
Tax-free	1.6	0%	—	0%	—	0%
Taxable
Global/international	1,015.6	8%	575.4	40%	272.3	16%
United States	1,371.2	11%	715.2	49%	652.4	40%
Total fixed income	2,388.4	19%	1,290.6	89%	924.7	56%
Total investment securities	3,284.4	27%	1,451.4	100%	1,531.1	93%
Other Investments	886.2	7%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,211.6	100%	$1,451.4	100%	$1,640.3	100%
Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $606.9 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
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
Our effective income tax rate was 33.5% and 32.2% for the three and six months ended March 31, 2016, as compared to 27.5% and 29.3% for the same periods in the prior fiscal year. The rate increases were primarily due to a higher forecasted mix of earnings in higher tax jurisdictions, the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. jurisdictions in the prior fiscal year, and the impact of changes in state tax legislation in the current fiscal year.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2016	2015
Cash Flow Data
Operating cash flows	$429.7	$1,121.4
Investing cash flows	99.0	107.1
Financing cash flows	(866.5)	(545.0)
Net cash provided by operating activities decreased during the six months ended March 31, 2016 primarily due to a decrease in net income, a higher net increase in trading securities, and a net increase in trading securities of consolidated SIPs, as compared to a net decrease in the prior year. Net cash provided by investing activities decreased slightly, as lower net liquidations of investments by consolidated VIEs and consolidated SIPs, a higher impact from net deconsolidation of SIPs, and an increase in net additions of property and equipment, were substantially offset by higher net liquidations of investments. Net cash used in financing activities increased primarily due to higher repurchases of common stock and lower proceeds from debt, partially offset by lower dividends paid on common stock and net subscriptions in consolidated SIPs by noncontrolling interests, as compared to net distributions to noncontrolling interests in the prior year.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2016	September 30, 2015
Assets
Cash and cash equivalents	$7,931.8	$8,184.9
Receivables	774.0	816.5
Investments	2,100.3	2,105.8
Total Liquid Assets	$10,806.1	$11,107.2
Liabilities
Debt	$1,442.6	$1,348.0
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
Cash and cash equivalents at March 31, 2016 decreased from September 30, 2015 primarily due to net cash used in financing activities exceeding net cash provided by operating and investing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 30% and 70% at March 31, 2016, and 33% and 67% at September 30, 2015.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At March 31, 2016, our U.S. and non-U.S. subsidiaries held $961.4 million and $1,932.4 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,152.0 million and $1,732.7 million held at September 30, 2015. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $14.9 million and $410.9 million at March 31, 2016 and $105.8 million and $404.0 million at September 30, 2015.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
At March 31, 2016, we had $1,348.3 million of senior unsecured and unsubordinated notes outstanding with an aggregate face value of $1,350.0 million. The notes consist of $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020, $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022, and $400.0 million issued at a fixed interest rate of 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. The loan has a maturity date of March 2017 with interest payable monthly, and the loan may be prepaid without penalty after six months. To secure the loan, we concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary located in India, maintain a specified minimum level of capital. The loan had a carrying value of $94.3 million at March 31, 2016.
We were in compliance with all debt covenants at March 31, 2016.
At March 31, 2016, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared a regular cash dividend of $0.36 per share ($0.18 per share per quarter) during the six months ended March 31, 2016, and a regular cash dividend of $0.30 per share ($0.15 per share per quarter) and a special cash dividend of $0.50 per share during the six months ended March 31, 2015. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations.
During the three and six months ended March 31, 2016, we repurchased 9.6 million and 20.1 million shares of our common stock at a cost of $337.3 million and $741.4 million. In October 2015, our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At March 31, 2016, 17.1 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2015, we repurchased 3.6 million and 6.3 million shares of our common stock at a cost of $190.0 million and $341.2 million.
During the six months ended March 31, 2016 and March 31, 2015, we redeemed $167.3 million and $14.8 million, net of investments, from our SIPs.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. During the three months ended March 31, 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2016, there were no material changes in our contractual obligations, commitments and contingent liabilities as reported in our Form 10-K for fiscal year 2015.
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
Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities. As of March 31, 2016, we were the primary beneficiary of three CLOs and three other SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2016, Level 3 assets represented 29% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 93% of total liabilities measured at fair value at March 31, 2016. There were no transfers into or out of Level 3 during the six months ended March 31, 2016.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2015, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used as of August 1, 2015. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Net outflows from our SIPs resulted in a decrease in our AUM as of March 31, 2016. However, these changes did not more likely than not reduce the fair value of the reporting unit or the indefinite-lived assets below their carrying values.

We test definite-lived intangible assets for impairment quarterly. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin and expected useful lives. These assumptions are developed taking into consideration ongoing market conditions. Increased investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees led to decreases in the AUM growth rate and effective fee rate assumptions as of March 31, 2016. Our updated cash flow projections, in which we used revised AUM growth rates ranging from (12%) to 2%, and a 9% lower effective fee rate of 62 basis points, indicated that the carrying value of the assets was not recoverable from the undiscounted cash flows. We then determined the fair value of the assets by discounting the cash flows using discount rates ranging from 12% to 14%. As a result, we recognized impairment of $28.2 million of definite-lived intangible assets during the three and six months ended March 31, 2016.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of additional impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2016, our total AUM by fair value hierarchy level was 52% Level 1, 47% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive our operating revenues and net income from providing investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the account or product managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. The funds we manage may be subject to liquidity risks or an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. We have in the past and may in the future, at our discretion, provide financial support to funds we manage to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular investment products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and hybrid products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity and certain hybrid products than from fixed income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environment in which we operate. As described below, our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing number of rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs administered by the U.S. and foreign jurisdictions where our investment management services and products are offered, and escheatment laws and regulations.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Ongoing changes in the EU’s regulatory framework applicable to our business, including any possible changes in the composition of the EU’s member states, may add further complexity to our global operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.

Further, pursuant to ongoing efforts to encourage global tax compliance, the Organization for Economic Co-operation and Development has adopted a global common reporting standard for the automatic exchange of financial information among participating countries (“CRS”), aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new rules. CRS will be implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements. CRS may subject us to additional reporting, compliance and administrative costs and burdens in jurisdictions where we operate as a qualifying financial institution.
Compliance activities to address these and other new legal requirements have required, and will continue to require, us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Finally, any further regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker/dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. Higher distribution costs lower our income; consolidations in the broker/dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL announced a new fiduciary rule that will subject financial professionals who provide investment advice to retirement clients to a new fiduciary duty intended to address conflicts of interests. While we are still analyzing the impact of the final rule, we believe that the final rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates, and may negatively impact our ability to compensate financial intermediaries who sell our funds to their retirement clients. Implementation of the final rule will be phased in beginning one year after the rule’s publication. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker/dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker/dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could continue to moderate revenues from managing investment products internationally, or could affect relative investment performance of certain funds invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past and could in the future have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client service, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past and could in the future lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2016, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2015.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2016.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	3,445,843	$33.67	3,445,843	23,298,618
February 2016	3,120,000	$33.74	3,120,000	20,178,618
March 2016	3,054,853	$37.99	3,054,853	17,123,765
Total	9,620,696		9,620,696
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In October 2015, we announced that our Board of Directors authorized the repurchase of up to 30.0 million additional shares of our common stock under the stock repurchase program. At March 31, 2016, 17.1 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	April 27, 2016	By:	/S/ KENNETH A. LEWIS
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)