Form 10-Q
period 2016-06-30
FRANKLIN RESOURCES INC
filed 2016-07-28
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Outstanding: 576,121,369 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 21, 2016.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Operating Revenues
Investment management fees	$1,093.5	$1,340.9	$3,375.4	$4,070.9
Sales and distribution fees	450.2	566.8	1,365.6	1,741.8
Shareholder servicing fees	61.5	66.5	185.2	198.4
Other	29.1	26.6	80.0	63.8
Total operating revenues	1,634.3	2,000.8	5,006.2	6,074.9
Operating Expenses
Sales, distribution and marketing	553.4	694.0	1,673.7	2,136.0
Compensation and benefits	326.9	363.5	1,043.7	1,116.5
Information systems and technology	50.5	58.3	151.3	159.4
Occupancy	33.1	30.7	96.8	97.1
General, administrative and other	75.0	84.5	254.4	256.4
Total operating expenses	1,038.9	1,231.0	3,219.9	3,765.4
Operating Income	595.4	769.8	1,786.3	2,309.5
Other Income (Expenses)
Investment and other income (losses), net	65.8	(4.7)	113.7	149.9
Interest expense	(12.3)	(13.7)	(36.5)	(26.7)
Other income (expenses), net	53.5	(18.4)	77.2	123.2
Income before taxes	648.9	751.4	1,863.5	2,432.7
Taxes on income	187.4	217.4	578.8	709.5
Net income	461.5	534.0	1,284.7	1,723.2
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	14.2	28.6	29.7	49.4
Redeemable noncontrolling interests	0.9	1.2	0.4	(3.3)
Net Income Attributable to Franklin Resources, Inc.	$446.4	$504.2	$1,254.6	$1,677.1

Earnings per Share
Basic	$0.77	$0.82	$2.12	$2.70
Diluted	0.77	0.82	2.12	2.70
Dividends Declared per Share	$0.18	$0.15	$0.54	$0.95

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Income	$461.5	$534.0	$1,284.7	$1,723.2
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(4.1)	(8.7)	(16.4)	—
Currency translation adjustments, net of tax	(30.8)	42.2	(22.7)	(138.8)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.2	(0.1)	0.8	0.9
Total other comprehensive income (loss)	(34.7)	33.4	(38.3)	(137.9)
Total comprehensive income	426.8	567.4	1,246.4	1,585.3
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	14.2	28.6	29.7	49.4
Redeemable noncontrolling interests	0.9	1.2	0.4	(3.3)
Comprehensive Income Attributable to Franklin Resources, Inc.	$411.7	$537.6	$1,216.3	$1,539.2

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$8,115.8	$8,184.9
Receivables	812.6	838.0
Investments (including $1,617.1 and $1,712.3 at fair value at June 30, 2016 and September 30, 2015)	2,604.3	2,459.2
Assets of consolidated sponsored investment products
Cash and cash equivalents	61.0	108.5
Investments, at fair value	897.9	977.4
Assets of consolidated variable interest entities
Cash and cash equivalents	65.3	74.7
Investments, at fair value	568.8	672.5
Property and equipment, net	508.4	510.1
Goodwill and other intangible assets, net	2,213.5	2,257.0
Other	149.9	253.4
Total Assets	$15,997.5	$16,335.7
Liabilities
Compensation and benefits	$355.0	$433.2
Accounts payable and accrued expenses	193.0	232.1
Dividends	105.6	92.6
Commissions	307.5	359.9
Debt	1,441.0	1,348.0
Debt of consolidated sponsored investment products	80.3	81.2
Debt of consolidated variable interest entities	642.5	726.1
Deferred taxes	140.8	241.4
Other	320.9	265.8
Total liabilities	3,586.6	3,780.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	39.4	59.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 576,780,254 and 603,517,181 shares issued and outstanding at June 30, 2016 and September 30, 2015	57.7	60.4
Retained earnings	12,076.9	12,094.8
Accumulated other comprehensive loss	(352.5)	(314.2)
Total Franklin Resources, Inc. stockholders’ equity	11,782.1	11,841.0
Nonredeemable noncontrolling interests	589.4	654.8
Total stockholders’ equity	12,371.5	12,495.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,997.5	$16,335.7

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2016	2015
Net Income	$1,284.7	$1,723.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	57.8	87.2
Depreciation and other amortization	65.8	72.6
Impairment of intangible assets	28.2	0.8
Stock-based compensation	104.0	106.5
Excess tax benefit from stock-based compensation	(0.6)	(8.1)
Gains on sale of assets	(26.5)	(25.2)
Income from investments in equity method investees	(19.6)	(9.3)
Net losses (gains) on other investments of consolidated sponsored investment products	13.3	(30.9)
Net gains of consolidated variable interest entities	(4.3)	(4.5)
Deferred income taxes	(8.0)	(4.5)
Other	4.8	13.3
Changes in operating assets and liabilities:
Decrease in receivables, prepaid expenses and other	3.7	4.1
Decrease (increase) in trading securities, net	(106.1)	5.6
Increase in trading securities of consolidated sponsored investment products, net	(118.9)	(49.8)
Decrease in accrued compensation and benefits	(78.4)	(24.5)
Decrease in commissions payable	(52.4)	(37.0)
Increase in income taxes payable	24.5	28.4
Decrease in other liabilities	(6.6)	(33.0)
Net cash provided by operating activities	1,165.4	1,814.9
Purchase of investments	(309.0)	(190.7)
Liquidation of investments	330.5	296.4
Purchase of investments by consolidated sponsored investment products	(62.0)	(127.5)
Liquidation of investments by consolidated sponsored investment products	115.0	179.4
Purchase of investments by consolidated variable interest entities	(176.4)	(214.3)
Liquidation of investments by consolidated variable interest entities	267.2	315.0
Additions of property and equipment, net	(61.4)	(43.5)
Net (deconsolidation) consolidation of sponsored investment products	(11.9)	20.5
Net cash provided by investing activities	92.0	235.3
Decrease in deposits	—	(0.3)
Issuance of common stock	13.5	13.6
Dividends paid on common stock	(304.6)	(574.0)
Repurchase of common stock	(1,057.0)	(559.5)
Excess tax benefit from stock-based compensation	0.6	8.1
Proceeds from loan	93.4	—
Proceeds from issuance of debt	—	395.7
Payment on debt	—	(250.0)
Proceeds from debt of consolidated sponsored investment products	30.5	454.0
Payments on debt by consolidated sponsored investment products	(31.3)	(483.7)
Payments on debt by consolidated variable interest entities	(95.7)	(87.8)
[Table continued on next page]
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2016	2015
Payments on contingent consideration liabilities	$(3.2)	$(7.7)
Noncontrolling interests	(21.9)	(5.6)
Net cash used in financing activities	(1,375.7)	(1,097.2)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(122.6)
Increase (decrease) in cash and cash equivalents	(126.0)	830.4
Cash and cash equivalents, beginning of period	8,368.1	7,596.0
Cash and Cash Equivalents, End of Period	$8,242.1	$8,426.4

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$560.3	$706.1
Cash paid for interest	33.0	32.1
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	20.6	25.0

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2015 (“fiscal year 2015”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2016.
Note 2 – New Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance for the accounting for credit losses. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost and an allowance for credit loss model for available-for-sale debt securities. The guidance is effective for the Company on October 1, 2020 and requires a cumulative effect adjustment to retained earnings at adoption. The Company is currently evaluating the impact of adopting the guidance.
In March 2016, the FASB issued an amendment to the existing stock-based compensation guidance. The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle, provides an election to account for forfeitures as they occur and clarifies the classification of these transactions within the statement of cash flows. The amendment is effective for the Company on October 1, 2017 and requires varying transition approaches for the different changes to the guidance. The Company is currently evaluating the impact of adopting the amendment.
In February 2016, the FASB issued new guidance for the accounting for leases. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance is effective for the Company on October 1, 2019 and requires a modified retrospective approach at adoption. The Company is currently evaluating the impact of adopting the guidance.
In January 2016, the FASB issued an amendment to the existing financial instruments guidance. The amendment requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in net income, except for those accounted for using the equity method of accounting. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost less impairment, if any. The amendment is effective for the Company on October 1, 2018 and requires a cumulative effect adjustment to retained earnings at adoption. The Company is currently evaluating the impact of adopting the amendment.
In February 2015, the FASB issued an amendment to the existing consolidation guidance. The amendment modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest. The Company will adopt the amended guidance on October 1, 2016 and recognize a cumulative effect adjustment to retained earnings. The adoption is expected to result in the consolidation of sponsored investment products (“SIPs”) that will change from voting interest entities to variable interest entities (“VIEs”) and become subject to a lower threshold for consolidation. In addition, certain collateralized loan obligations (“CLOs”) for which the Company will no longer be the primary beneficiary and several limited partnerships are expected to be deconsolidated upon adoption of the amendment.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2015.

Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the nine months ended June 30, 2016
Balance at October 1, 2015	$11,841.0	$654.8	$12,495.8
Net income	1,254.6	29.7	1,284.3
Other comprehensive loss	(38.3)		(38.3)
Cash dividends on common stock	(317.6)		(317.6)
Repurchase of common stock	(1,068.1)		(1,068.1)
Net distributions		(95.1)	(95.1)
Other[1]	110.5		110.5
Balance at June 30, 2016	$11,782.1	$589.4	$12,371.5
__________________

[1]	Primarily relates to stock-based compensation plans.

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the nine months ended June 30, 2015
Balance at October 1, 2014	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance	(14.2)		(14.2)
Net income	1,677.1	49.4	1,726.5
Other comprehensive loss	(137.9)		(137.9)
Cash dividends on common stock	(591.3)		(591.3)
Repurchase of common stock	(559.5)		(559.5)
Net distributions		(49.3)	(49.3)
Other[1]	127.2		127.2
Balance at June 30, 2015	$12,085.5	$628.4	$12,713.9
__________________

[1]	Primarily relates to stock-based compensation plans.
During the three and nine months ended June 30, 2016, the Company repurchased 9.3 million and 29.4 million shares of its common stock at a cost of $326.7 million and $1,068.1 million under its stock repurchase program. In June 2016 and October 2015, the Company’s Board of Directors authorized the repurchase of up to 50.0 million and 30.0 million additional shares of its common stock under the stock repurchase program. At June 30, 2016, 57.9 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and nine months ended June 30, 2015, the Company repurchased 4.3 million and 10.6 million shares of its common stock at a cost of $218.3 million and $559.5 million.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Franklin Resources, Inc.	$446.4	$504.2	$1,254.6	$1,677.1
Less: allocation of earnings to participating nonvested stock and stock unit awards	3.2	3.4	8.5	10.5
Net Income Available to Common Stockholders	$443.2	$500.8	$1,246.1	$1,666.6

Weighted-average shares outstanding – basic	578.9	614.1	587.9	617.3
Dilutive effect of nonparticipating nonvested stock unit awards	—	0.1	—	0.1
Weighted-Average Shares Outstanding – Diluted	578.9	614.2	587.9	617.4

Earnings per Share
Basic	$0.77	$0.82	$2.12	$2.70
Diluted	0.77	0.82	2.12	2.70
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 1.3 million for both the three and nine months ended June 30, 2016, and 1.0 million and 0.9 million for the three and nine months ended June 30, 2015.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2016	September 30, 2015
Investment securities, trading
SIPs	$1,051.7	$1,166.0
Debt and other equity securities	292.9	85.2
Total investment securities, trading	1,344.6	1,251.2
Investment securities, available-for-sale
SIPs	254.5	408.3
Debt securities	2.1	23.0
Other equity securities	1.4	15.1
Total investment securities, available-for-sale	258.0	446.4
Investments in equity method investees	790.3	655.3
Other investments	211.4	106.3
Total	$2,604.3	$2,459.2
Debt and other equity trading securities consist primarily of corporate debt.
At June 30, 2016 and September 30, 2015, investments with aggregate carrying amounts of $124.6 million and $4.3 million were pledged as collateral.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
as of June 30, 2016	Cost Basis	Gains	Losses	Fair Value
SIPs	$249.3	$10.2	$(5.0)	$254.5
Debt securities	2.1	—	—	2.1
Other equity securities	1.4	—	—	1.4
Total	$252.8	$10.2	$(5.0)	$258.0

(in millions)		Gross Unrealized
as of September 30, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$382.6	$32.4	$(6.7)	$408.3
Debt securities	22.8	0.2	—	23.0
Other equity securities	15.1	0.2	(0.2)	15.1
Total	$420.5	$32.8	$(6.9)	$446.4
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of June 30, 2016
SIPs	$49.7	$(3.3)	$18.9	$(1.7)	$68.6	$(5.0)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2015
SIPs	$99.8	$(5.6)	$21.0	$(1.1)	$120.8	$(6.7)
Other equity securities	10.9	(0.2)	—	—	10.9	(0.2)
Total	$110.7	$(5.8)	$21.0	$(1.1)	$131.7	$(6.9)
The Company recognized $2.2 million and $7.0 million of other-than-temporary impairment during the three and nine months ended June 30, 2016. The amount for the three-month period related to available-for-sale SIPs and the amount for the nine-month period consisted of $5.9 million related to available-for-sale SIPs and $1.1 million related to cost method investments. During the three and nine months ended June 30, 2015, the Company recognized other-than-temporary impairment of $3.5 million and $5.5 million, of which $1.7 million and $3.7 million related to available-for-sale SIPs and $1.8 million related to cost method investments.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2016
Assets
Investment securities, trading
SIPs	$1,051.7	$—	$—	$1,051.7
Debt and other equity securities	2.7	81.8	208.4	292.9
Investment securities, available-for-sale
SIPs	254.5	—	—	254.5
Debt securities	—	2.1	—	2.1
Other equity securities	1.4	—	—	1.4
Life settlement contracts	—	—	14.5	14.5
Total Assets Measured at Fair Value	$1,310.3	$83.9	$222.9	$1,617.1
Liabilities
Contingent consideration liability	$—	$—	$96.9	$96.9

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Investment securities, trading
SIPs	$1,166.0	$—	$—	$1,166.0
Debt and other equity securities	2.2	77.0	6.0	85.2
Investment securities, available-for-sale
SIPs	408.3	—	—	408.3
Debt securities	—	23.0	—	23.0
Other equity securities	12.2	2.9	—	15.1
Life settlement contracts	—	—	14.7	14.7
Total Assets Measured at Fair Value	$1,588.7	$102.9	$20.7	$1,712.3
Liabilities
Contingent consideration liabilities	$—	$—	$102.9	$102.9
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
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the nine months ended June 30, 2016 and 2015.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2016		2015
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the three months ended June 30,
Balance at beginning of period	$211.1	$(96.2)	$18.6	$(98.7)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	11.9	—	0.3	—
Included in general, administrative and other expense	—	(1.2)	—	(0.2)
Purchases	3.4	—	—	—
Settlements	—	0.5	(0.2)	0.5
Foreign exchange revaluation	(3.5)	—	—	—
Balance at End of Period	$222.9	$(96.9)	$18.7	$(98.4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$11.9	$(1.2)	$0.2	$(0.2)

	2016		2015
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the nine months ended June 30,
Balance at beginning of period	$20.7	$(102.9)	$14.0	$(98.5)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	13.4	—	1.4	—
Included in general, administrative and other expense	—	2.2	—	(7.7)
Other	—	—	—	(0.1)
Purchases	189.9	—	4.3	—
Settlements	(1.7)	3.8	(1.0)	7.7
Foreign exchange revaluation	0.6	—	—	0.2
Balance at End of Period	$222.9	$(96.9)	$18.7	$(98.4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$12.7	$2.2	$0.8	$(7.8)
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$208.4	Discounted cash flow	Discount rate	4.2%–8.5% (7.1%)
			Risk premium	2.8%–13.1% (12.3%)
			Liquidity discount	0.0%–10.0% (9.4%)

Life settlement contracts	14.5	Discounted cash flow	Life expectancy	20–134 months (66)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	96.9	Discounted cash flow	AUM growth rate	2.5%–10.4% (5.1%)
			EBITDA margin	12.4%
			Discount rate	14.0%

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$6.0	Discounted cash flow	Discount rate	5.2%–6.1% (5.7%)
			Risk premium	2.7%–2.8% (2.8%)

Life settlement contracts	14.7	Discounted cash flow	Life expectancy	21–141 months (68)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	102.9	Discounted cash flow	AUM growth rate	0.5%–5.8% (4.4%)
			EBITDA margin	19.3%–22.9% (22.0%)
			Discount rate	14.0%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		June 30, 2016		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,115.8	$8,115.8	$8,184.9	$8,184.9
Other investments
Time deposits	2	146.6	146.6	37.0	37.0
Cost method investments	3	50.3	61.4	54.6	60.1
Financial Liabilities
Debt
Senior notes	2	1,348.4	1,413.1	1,348.0	1,374.9
Loan	2	92.6	92.6	—	—

Note 7 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)	June 30, 2016	September 30, 2015
Goodwill	$1,661.4	$1,661.2
Indefinite-lived intangible assets	531.9	538.3
Definite-lived intangible assets, net	20.2	57.5
Total	$2,213.5	$2,257.0
The change in the carrying value of goodwill during the nine months ended June 30, 2016 resulted from foreign exchange revaluation. Indefinite-lived intangible assets consist of management contracts. No impairment of goodwill or indefinite-lived intangible assets was recognized during the nine months ended June 30, 2016 and fiscal year 2015.
Definite-lived intangible assets were as follows:

	June 30, 2016			September 30, 2015
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Management contracts	$60.4	$(40.2)	$20.2	$89.5	$(36.2)	$53.3
Customer base	—	—	—	164.5	(160.3)	4.2
Total	$60.4	$(40.2)	$20.2	$254.0	$(196.5)	$57.5
Amortization expense related to definite-lived intangible assets was $0.3 million and $9.4 million for the three and nine months ended June 30, 2016, and $5.1 million and $15.3 million for the same periods in the prior fiscal year.
The Company recognized impairment of $28.2 million of management contract definite-lived intangible assets, primarily related to the K2 Advisors Holdings, LLC acquisition, during the nine months ended June 30, 2016 due to increased investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees. No impairment was recognized during the three months ended June 30, 2016. Impairment of management contract definite-lived intangible assets of $8.2 million was recognized during fiscal year 2015, of which $0.8 million was recognized during the three and nine months ended June 30, 2015.
Definite-lived intangible assets had a weighted-average remaining useful life of 7.7 years at June 30, 2016, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2016	$1.1
2017	4.4
2018	4.4
2019	1.6
2020	1.3
Thereafter	7.4
Total	$20.2

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	June 30, 2016	Effective Interest Rate	September 30, 2015	Effective Interest Rate
Senior notes
$300 million 1.375% notes due September 2017	$299.6	1.66%	$299.4	1.66%
$350 million 4.625% notes due May 2020	349.9	4.74%	349.8	4.74%
$300 million 2.800% notes due September 2022	299.5	2.93%	299.5	2.93%
$400 million 2.850% notes due March 2025	399.4	2.97%	399.3	2.97%
	1,348.4		1,348.0
Other
Loan due March 2017	92.6	9.89%	—	N/A
Total	$1,441.0		$1,348.0
At June 30, 2016, the Company’s outstanding senior unsecured and unsubordinated notes had an aggregate face value of $1.4 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity.
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
The Company was in compliance with all debt covenants at June 30, 2016.
At June 30, 2016, maturities for debt were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$—
2017	392.2
2018	—
2019	—
2020	349.9
Thereafter	698.9
Total	$1,441.0
At June 30, 2016, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
The balances of consolidated SIPs and consolidated VIEs included in the Company’s condensed consolidated balance sheets were as follows:

	June 30, 2016			September 30, 2015
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$61.0	$65.3	$126.3	$108.5	$74.7	$183.2
Receivables	17.6	34.3	51.9	10.0	11.5	21.5
Investments, at fair value	897.9	568.8	1,466.7	977.4	672.5	1,649.9
Other assets	1.5	—	1.5	0.7	—	0.7
Total Assets	$978.0	$668.4	$1,646.4	$1,096.6	$758.7	$1,855.3
Liabilities
Accounts payable and accrued expenses	$16.8	$21.5	$38.3	$10.8	$25.3	$36.1
Debt	80.3	642.5	722.8	81.2	726.1	807.3
Other liabilities	5.1	—	5.1	6.3	—	6.3
Total liabilities	102.2	664.0	766.2	98.3	751.4	849.7
Redeemable Noncontrolling Interests	39.4	—	39.4	59.6	—	59.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	271.3	4.4	275.7	308.8	7.3	316.1
Nonredeemable noncontrolling interests	565.1	—	565.1	629.9	—	629.9
Total stockholders’ equity	836.4	4.4	840.8	938.7	7.3	946.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$978.0	$668.4	$1,646.4	$1,096.6	$758.7	$1,855.3
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2016 and 2015.
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 34 SIPs as of June 30, 2016 and 32 SIPs as of September 30, 2015. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity. They are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.

Consolidated VIEs
Consolidated VIEs consist of sponsored CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities.
The Company recognized $2.2 million and $3.0 million of net gains related to its own economic interests in the CLOs during the three and nine months ended June 30, 2016, and $2.4 million and $7.5 million of net gains during the three and nine months ended June 30, 2015.
The unpaid principal balance and fair value of the investments of the CLOs were as follows:

(in millions)	June 30, 2016	September 30, 2015
Unpaid principal balance	$581.0	$694.5
Difference between unpaid principal balance and fair value	(12.2)	(22.0)
Fair Value	$568.8	$672.5
There were no investments 90 days or more past due at June 30, 2016 or September 30, 2015.
The unpaid principal balance of the debt of the CLOs was $691.7 million and $769.3 million at June 30, 2016 and September 30, 2015.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	June 30, 2016			September 30, 2015
	Consolidated			Consolidated
(in millions)	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$160.8	$—	$160.8	$180.5	$—	$180.5
Other debt securities	117.1	568.8	685.9	129.2	672.5	801.7
Other equity securities	620.0	—	620.0	667.7	—	667.7
Total	$897.9	$568.8	$1,466.7	$977.4	$672.5	$1,649.9
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
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

	June 30, 2016	Effective Interest Rate	September 30, 2015	Effective Interest Rate
(in millions)
Debt of consolidated SIPs due fiscal years 2016-2019	$80.3	4.74%	$81.2	4.71%
Debt of consolidated VIEs due fiscal years 2018-2024	642.5	2.09%	726.1	1.62%
Total	$722.8		$807.3
The debt of consolidated SIPs had fixed and floating interest rates ranging from 2.36% to 6.19% at June 30, 2016, and from 2.30% to 5.81% at September 30, 2015. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 0.86% to 10.13% at June 30, 2016, and from 0.54% to 9.79% at September 30, 2015.

At June 30, 2016, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2016	$22.9
2017	19.3
2018	109.1
2019	291.3
2020	—
Thereafter	280.2
Total	$722.8
Fair Value Measurements
Assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2016
Assets
Cash and cash equivalents of consolidated VIEs	$65.3	$—	$—	$65.3
Receivables of consolidated VIEs	—	34.3	—	34.3
Investments of consolidated SIPs
Equity securities	29.0	3.2	616.8	649.0
Debt securities	—	131.2	117.7	248.9
Investments of consolidated VIEs	—	568.0	0.8	568.8
Total Assets Measured at Fair Value	$94.3	$736.7	$735.3	$1,566.3
Liabilities
Other liabilities of consolidated SIPs	$—	$5.1	$—	$5.1

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$74.7	$—	$—	$74.7
Receivables of consolidated VIEs	—	11.5	—	11.5
Investments of consolidated SIPs
Equity securities	88.9	8.5	656.4	753.8
Debt securities	—	93.8	129.8	223.6
Investments of consolidated VIEs	—	672.1	0.4	672.5
Total Assets Measured at Fair Value	$163.6	$785.9	$786.6	$1,736.1
Liabilities
Other liabilities of consolidated SIPs	$3.3	$3.0	$—	$6.3
Investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient were as follows:

(in millions)	Redemption Frequency	Fair Value Level	June 30, 2016	September 30, 2015
Hedge funds	Monthly or quarterly	2	$1.7	$8.0
Real estate and private equity funds	Nonredeemable	3	456.4	463.6
Hedge funds	Triennially	3	1.0	1.2
Total			$459.1	$472.8

The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.5 years and 3.9 years at June 30, 2016 and September 30, 2015. The consolidated SIPs’ unfunded commitments to these funds totaled $75.0 million and $94.5 million at June 30, 2016 and September 30, 2015, of which the Company was contractually obligated to fund $2.2 million and $2.4 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the nine months ended June 30, 2016 and 2015.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the three months ended June 30, 2016	Equity	Debt
Balance at April 1, 2016	$634.5	$125.1	$0.3	$759.9
Realized and unrealized gains (losses) included in investment and other income, net	2.8	(6.3)	—	(3.5)
Purchases	11.3	2.1	0.5	13.9
Sales	(31.5)	(2.0)	—	(33.5)
Foreign exchange revaluation	(0.3)	(1.2)	—	(1.5)
Balance at June 30, 2016	$616.8	$117.7	$0.8	$735.3
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2016	$3.4	$(6.5)	$—	$(3.1)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the nine months ended June 30, 2016	Equity	Debt
Balance at October 1, 2015	$656.4	$129.8	$0.4	$786.6
Realized and unrealized losses included in investment and other income, net	(2.6)	(8.1)	(0.1)	(10.8)
Purchases	56.4	11.6	0.5	68.5
Sales	(93.1)	(16.1)	—	(109.2)
Foreign exchange revaluation	(0.3)	0.5	—	0.2
Balance at June 30, 2016	$616.8	$117.7	$0.8	$735.3
Change in unrealized losses included in net income relating to assets held at June 30, 2016	$(4.1)	$(9.3)	$(0.1)	$(13.5)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the three months ended June 30, 2015	Equity	Debt
Balance at April 1, 2015	$636.5	$150.7	$0.4	$787.6
Realized and unrealized gains (losses) included in investment and other income, net	9.9	(0.4)	—	9.5
Purchases	21.9	2.6	—	24.5
Sales	(26.8)	(2.9)	—	(29.7)
Foreign exchange revaluation	1.6	1.6	—	3.2
Balance at June 30, 2015	$643.1	$151.6	$0.4	$795.1
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2015	$9.9	$(0.2)	$—	$9.7

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the nine months ended June 30, 2015	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	38.0	(3.0)	(0.1)	34.9	—
Purchases	109.3	21.0	—	130.3	—
Sales	(112.9)	(67.2)	—	(180.1)	—
Settlements	—	(0.6)	—	(0.6)	—
Foreign exchange revaluation	(5.6)	(4.9)	—	(10.5)	—
Balance at June 30, 2015	$643.1	$151.6	$0.4	$795.1	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30, 2015	$26.9	$(3.0)	$(0.1)	$23.8	$—
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$112.9	Market comparable companies	EBITDA multiple	5.0–14.2 (10.4)
			Discount for lack of marketability	25.0%–50.0% (36.7%)
	24.2	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	22.3	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	110.7	Discounted cash flow	Discount rate	3.5%–15.0% (9.5%)
			Risk premium	0.0%–28.0% (8.4%)
	7.0	Market comparable companies	EBITDA multiple	4.8

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$128.8	Market comparable companies	EBITDA multiple	4.2–10.7 (8.8)
			Discount for lack of marketability	25.0%–50.0% (34.9%)
	47.7	Market pricing	Price to book value ratio	1.8–2.8 (2.3)
	15.1	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)

Debt securities	129.8	Discounted cash flow	Discount rate	3.5%–17.0% (9.4%)
			Risk premium	0.0%–18.0% (4.6%)
Level 3 equity securities held by consolidated SIPs consisted primarily of common and preferred shares, and debt securities consisted of corporate loans and notes and mezzanine loans at June 30, 2016 and September 30, 2015.
The fair values of Level 3 assets and liabilities that were determined based on NAV or third-party pricing information are excluded from the above two tables. At June 30, 2016 and September 30, 2015, the asset exclusions consisted of $457.4 million and $464.8 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient.
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
Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		June 30, 2016		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$61.0	$61.0	$108.5	$108.5
Financial Liabilities
Debt of consolidated SIPs	3	80.3	79.4	81.2	77.9
Debt of consolidated VIEs[1]	2 or 3	642.5	625.6	726.1	719.3
_________________
1    Substantially all is Level 2.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the nine months ended June 30,	2016	2015
Balance at beginning of period	$59.6	$234.8
Net income (loss)	0.4	(3.3)
Net subscriptions and other	73.2	43.7
Net deconsolidations	(93.8)	(203.5)
Balance at End of Period	$39.4	$71.7
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

(in millions)	June 30, 2016	September 30, 2015
Receivables	$31.6	$35.5
Investments	80.4	236.6
Total	$112.0	$272.1
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2015. During the nine months ended June 30, 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. None of the purchases occurred during the three months ended June 30, 2016.
Note 10 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2016 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At June 30, 2016, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2015.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the nine months ended June 30, 2016
Nonvested balance at October 1, 2015	2,085	1,173	3,258	$53.97
Granted	2,703	679	3,382	40.88
Vested	(104)	(402)	(506)	49.05
Forfeited/canceled	(298)	(146)	(444)	48.03
Nonvested Balance at June 30, 2016	4,386	1,304	5,690	$47.09
Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $155.3 million at June 30, 2016. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Investment and Other Income (Losses), Net
Dividend income	$6.0	$2.3	$15.2	$6.4
Interest income	12.3	2.6	23.0	8.0
Gains (losses) on trading investment securities, net	35.4	(6.6)	49.8	(3.6)
Realized gains on sale of investment securities, available-for-sale	2.2	12.7	29.5	20.8
Realized losses on sale of investment securities, available-for-sale	(0.9)	(0.5)	(2.7)	(2.0)
Income from investments in equity method investees	11.4	1.4	19.6	9.3
Other-than-temporary impairment of investments	(2.2)	(3.5)	(7.0)	(5.5)
Gains (losses) on investments of consolidated SIPs, net	(0.6)	11.9	(12.7)	35.5
Gains from consolidated VIEs, net	2.2	2.4	3.0	7.5
Foreign currency exchange gains (losses), net	10.4	(30.4)	0.7	60.0
Other, net	(10.4)	3.0	(4.7)	13.5
Total	65.8	(4.7)	113.7	149.9
Interest Expense	(12.3)	(13.7)	(36.5)	(26.7)
Other Income (Expenses), Net	$53.5	$(18.4)	$77.2	$123.2

Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $27.7 million and $253.7 million for the three and nine months ended June 30, 2016, and $74.1 million and $147.7 million for the three and nine months ended June 30, 2015.
Net gains (losses) recognized on the Company’s trading investment securities that were held at June 30, 2016 and 2015 were $26.8 million and $37.0 million for the three and nine months ended June 30, 2016 and $(6.6) million and $(3.6) million for the three and nine months ended June 30, 2015. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at June 30, 2016 and 2015 were $2.5 million and $4.7 million for the three and nine months ended June 30, 2016 and $(3.5) million and $(3.3) million for the three and nine months ended June 30, 2015.
Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2016
Balance at April 1, 2016	$7.0	$(319.7)	$(5.1)	$(317.8)
Other comprehensive income (loss) before reclassifications, net of tax	(4.9)	(30.8)	0.2	(35.5)
Reclassifications to net investment and other income (losses), net of tax	0.8	—	—	0.8
Total other comprehensive income (loss)	(4.1)	(30.8)	0.2	(34.7)
Balance at June 30, 2016	$2.9	$(350.5)	$(4.9)	$(352.5)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2016
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income (loss) before reclassifications, net of tax	(2.4)	(22.7)	0.8	(24.3)
Reclassifications to net investment and other income (losses), net of tax	(14.0)	—	—	(14.0)
Total other comprehensive income (loss)	(16.4)	(22.7)	0.8	(38.3)
Balance at June 30, 2016	$2.9	$(350.5)	$(4.9)	$(352.5)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2015
Balance at April 1, 2015	$39.7	$(324.6)	$(4.1)	$(289.0)
Other comprehensive income (loss) before reclassifications, net of tax	(3.2)	42.2	(0.1)	38.9
Reclassifications to net investment and other income (losses), net of tax	(5.5)	—	—	(5.5)
Total other comprehensive income (loss)	(8.7)	42.2	(0.1)	33.4
Balance at June 30, 2015	$31.0	$(282.4)	$(4.2)	$(255.6)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2015
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	9.4	(138.8)	0.9	(128.5)
Reclassifications to net investment and other income (losses), net of tax	(9.4)	—	—	(9.4)
Total other comprehensive income (loss)	—	(138.8)	0.9	(137.9)
Balance at June 30, 2015	$31.0	$(282.4)	$(4.2)	$(255.6)
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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to investors globally under nine distinct brand names: Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares™. We offer a broad range of SIPs under equity, hybrid, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

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
The global equity markets experienced volatility during the first nine months of our fiscal year amid ongoing concerns about economic growth in Europe, China and emerging markets, as well as continued weakness in oil prices. Volatility increased significantly in late June following the U.K.’s referendum to leave the European Union and the third fiscal quarter ended with a higher level of uncertainty. Overall equity market returns were positive, evidenced by increases in the MSCI World Index and S&P 500 Index of 1.2% and 2.5% for the quarter, and 6.7% and 11.2% for the fiscal year to date. The global bond markets also had positive results, with the Barclays Global Aggregate Index increasing 2.9% during the quarter and 8.0% for the fiscal year to date.
Our total AUM at June 30, 2016 was $732.1 billion, 5% lower than at September 30, 2015 and 16% lower than at June 30, 2015. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2016 decreased 16% and 15% from the same periods in the prior fiscal year. The decline in AUM negatively affected our fee revenues and operating income for the three and nine months ended June 30, 2016.
Uncertainties regarding economic stabilization and improvement remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. We are performing in-depth reviews of our business and implementing changes to strengthen our performance and position ourselves for future success. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We also continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2016	2015		2016	2015
Operating revenues	$1,634.3	$2,000.8	(18)%	$5,006.2	$6,074.9	(18)%
Operating income	595.4	769.8	(23)%	1,786.3	2,309.5	(23)%
Net income attributable to Franklin Resources, Inc.	446.4	504.2	(11)%	1,254.6	1,677.1	(25)%
Diluted earnings per share	$0.77	$0.82	(6)%	$2.12	$2.70	(21)%
Operating margin[1]	36.4%	38.5%		35.7%	38.0%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $174.4 million and $523.2 million for the three and nine months ended June 30, 2016, as compared to the same periods in the prior fiscal year, as operating revenues decreased 18% in both periods and operating expenses decreased 16% and 14%.
Net income attributable to Franklin Resources, Inc. decreased $57.8 million and $422.5 million for the three and nine months ended June 30, 2016, primarily due to the decreases in operating income. The decrease for the three-month period was partially offset by higher investment and other income (losses), net, less the portion attributable to noncontrolling interests.
The decreases in diluted earnings per share for the three and nine months ended June 30, 2016 were consistent with the decreases in net income, partially offset by the impacts of 6% and 5% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2016.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	June 30, 2016	June 30, 2015	Percent Change
Equity
Global/international	$195.7	$247.3	(21)%
United States	101.1	114.4	(12)%
Total equity	296.8	361.7	(18)%
Hybrid	135.0	154.8	(13)%
Fixed Income
Tax-free	76.1	72.7	5%
Taxable
Global/international	165.3	208.5	(21)%
United States	52.8	61.8	(15)%
Total fixed income	294.2	343.0	(14)%
Cash Management	6.1	7.0	(13)%
Total	$732.1	$866.5	(16)%
AUM at June 30, 2016 decreased 16% from June 30, 2015, primarily due to $93.0 billion of net new outflows and $36.8 billion of market depreciation and other.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2016	2015		2016	2015
Equity
Global/international	$202.0	$253.9	(20)%	27%	29%
United States	100.4	115.7	(13)%	14%	13%
Total equity	302.4	369.6	(18)%	41%	42%
Hybrid	134.2	158.3	(15)%	18%	18%
Fixed Income
Tax-free	74.6	73.5	1%	10%	8%
Taxable
Global/international	169.3	211.4	(20)%	23%	24%
United States	53.0	62.7	(15)%	7%	7%
Total fixed income	296.9	347.6	(15)%	40%	39%
Cash Management	6.3	7.1	(11)%	1%	1%
Total	$739.8	$882.6	(16)%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2016	2015		2016	2015
Equity
Global/international	$206.2	$253.9	(19)%	27%	28%
United States	100.4	113.8	(12)%	14%	13%
Total equity	306.6	367.7	(17)%	41%	41%
Hybrid	134.9	158.4	(15)%	18%	18%
Fixed Income
Tax-free	73.3	73.4	0%	10%	8%
Taxable
Global/international	176.6	217.5	(19)%	23%	25%
United States	54.8	63.1	(13)%	7%	7%
Total fixed income	304.7	354.0	(14)%	40%	40%
Cash Management	6.5	7.1	(8)%	1%	1%
Total	$752.7	$887.2	(15)%	100%	100%
Components of the change in AUM were as follows:

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Beginning AUM	$742.6	$880.6	(16)%	$770.9	$898.0	(14)%
Long-term sales	22.7	37.7	(40)%	79.0	130.9	(40)%
Long-term redemptions	(41.8)	(49.0)	(15)%	(142.3)	(150.9)	(6)%
Net cash management	(0.1)	0.2	NM	(1.1)	(0.2)	450%
Net new flows	(19.2)	(11.1)	73%	(64.4)	(20.2)	219%
Reinvested distributions	4.2	5.3	(21)%	19.0	23.7	(20)%
Net flows	(15.0)	(5.8)	159%	(45.4)	3.5	NM
Distributions	(5.3)	(6.2)	(15)%	(22.4)	(27.8)	(19)%
Appreciation (depreciation) and other[1]	9.8	(2.1)	NM	29.0	(7.2)	NM
Ending AUM	$732.1	$866.5	(16)%	$732.1	$866.5	(16)%
__________________

[1]	Includes foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the three months ended June 30, 2016	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2016	$204.7	$99.5	$132.6	$73.6	$172.8	$53.2	$6.2	$742.6
Long-term sales	5.0	3.6	3.6	2.4	6.2	1.9	—	22.7
Long-term redemptions	(12.3)	(5.2)	(5.8)	(2.2)	(12.6)	(3.7)	—	(41.8)
Net exchanges	(0.3)	—	—	0.2	(0.2)	0.2	0.1	—
Net cash management	—	—	—	—	—	—	(0.1)	(0.1)
Net new flows	(7.6)	(1.6)	(2.2)	0.4	(6.6)	(1.6)	—	(19.2)
Reinvested distributions	0.2	0.7	1.6	0.5	0.9	0.3	—	4.2
Net flows	(7.4)	(0.9)	(0.6)	0.9	(5.7)	(1.3)	—	(15.0)
Distributions	(0.4)	(0.7)	(1.8)	(0.6)	(1.3)	(0.5)	—	(5.3)
Appreciation (depreciation) and other[1]	(1.2)	3.2	4.8	2.2	(0.5)	1.4	(0.1)	9.8
AUM at June 30, 2016	$195.7	$101.1	$135.0	$76.1	$165.3	$52.8	$6.1	$732.1
__________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the three months ended June 30, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at April 1, 2015	$251.8	$115.6	$158.2	$74.2	$211.1	$63.1	$6.6	$880.6
Long-term sales	9.8	4.6	5.6	2.1	12.9	2.7	—	37.7
Long-term redemptions	(14.7)	(5.6)	(7.3)	(2.5)	(15.5)	(3.4)	—	(49.0)
Net exchanges	0.3	—	—	(0.1)	(0.3)	—	0.1	—
Net cash management	—	—	—	—	—	—	0.2	0.2
Net new flows	(4.6)	(1.0)	(1.7)	(0.5)	(2.9)	(0.7)	0.3	(11.1)
Reinvested distributions	0.3	0.9	1.7	0.5	1.4	0.5	—	5.3
Net flows	(4.3)	(0.1)	—	—	(1.5)	(0.2)	0.3	(5.8)
Distributions	(0.4)	(0.9)	(1.9)	(0.7)	(1.7)	(0.6)	—	(6.2)
Appreciation (depreciation) and other[1]	0.2	(0.2)	(1.5)	(0.8)	0.6	(0.5)	0.1	(2.1)
AUM at June 30, 2015	$247.3	$114.4	$154.8	$72.7	$208.5	$61.8	$7.0	$866.5
__________________

[1]	Includes foreign exchange revaluation.
AUM decreased $10.5 billion or 1% during the quarter ended June 30, 2016, primarily due to $19.2 billion of net new outflows, which occurred in all long-term investment objectives except tax-free fixed income, and primarily in global/international products. The net new outflows were partially offset by appreciation and other of $9.8 billion, which consisted of $10.8 billion of market appreciation partially offset by a $1.0 billion decrease from foreign exchange revaluation. The market appreciation occurred primarily in U.S. products and reflected positive returns in the U.S. market, with increases in the S&P 500 Index of 2.5%, Barclays U.S. Aggregate Index of 2.2% and Barclays Municipal Bond 7 Year Index of 1.7%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Euro, Australian dollar and Pound Sterling, partially offset by weakening of the U.S. dollar against the Japanese yen. Long-term sales decreased 40% to $22.7 billion, as compared to the prior-year period, due to lower sales across all long-term investment objectives except tax-free fixed income, and primarily in global/international products. Long-term redemptions decreased 15% to $41.8 billion, primarily due to lower redemptions of global/international and hybrid products.
AUM decreased $14.1 billion or 2% during the quarter ended June 30, 2015, primarily due to $11.1 billion of net new outflows and $2.1 billion of depreciation and other, which consisted of $3.9 billion of market depreciation partially offset by a $1.8 billion increase due to foreign exchange revaluation. The market depreciation occurred primarily in equity and hybrid products, and reflected mixed returns in global markets, with slight increases in the MSCI World and S&P 500 indexes of 0.5% and 0.3%, while the Barclays Global Aggregate Index decreased 1.2%. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Euro, Canadian dollar and Pound Sterling. The net new outflows primarily resulted from global/international and hybrid products.

(in billions)	Equity			Fixed Income
for the nine months ended June 30, 2016	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	17.0	10.2	11.5	6.3	27.9	6.1	—	79.0
Long-term redemptions	(35.7)	(17.7)	(21.8)	(6.7)	(48.0)	(12.4)	—	(142.3)
Net exchanges	(0.9)	0.6	(0.4)	0.7	(0.3)	(0.1)	0.4	—
Net cash management	—	—	—	—	—	—	(1.1)	(1.1)
Net new flows	(19.6)	(6.9)	(10.7)	0.3	(20.4)	(6.4)	(0.7)	(64.4)
Reinvested distributions	3.5	5.0	4.7	1.5	3.3	1.0	—	19.0
Net flows	(16.1)	(1.9)	(6.0)	1.8	(17.1)	(5.4)	(0.7)	(45.4)
Distributions	(4.1)	(5.5)	(5.2)	(1.8)	(4.3)	(1.5)	—	(22.4)
Appreciation and other[1]	3.8	7.7	7.9	4.4	4.0	1.2	—	29.0
AUM at June 30, 2016	$195.7	$101.1	$135.0	$76.1	$165.3	$52.8	$6.1	$732.1
__________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the nine months ended June 30, 2015	Global/ International	United States	Hybrid	Tax-Free	Taxable Global/ International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	32.2	15.3	19.8	6.5	46.4	10.7	—	130.9
Long-term redemptions	(42.2)	(18.7)	(20.2)	(6.8)	(51.5)	(11.5)	—	(150.9)
Net exchanges	0.3	0.9	—	—	(1.0)	(0.3)	0.1	—
Net cash management	—	—	—	—	—	—	(0.2)	(0.2)
Net new flows	(9.7)	(2.5)	(0.4)	(0.3)	(6.1)	(1.1)	(0.1)	(20.2)
Reinvested distributions	4.8	4.9	4.8	1.5	6.3	1.4	—	23.7
Net flows	(4.9)	2.4	4.4	1.2	0.2	0.3	(0.1)	3.5
Distributions	(5.6)	(5.2)	(5.4)	(2.0)	(7.8)	(1.8)	—	(27.8)
Appreciation (depreciation) and other[1]	(3.7)	7.7	(3.2)	1.4	(9.0)	(0.5)	0.1	(7.2)
AUM at June 30, 2015	$247.3	$114.4	$154.8	$72.7	$208.5	$61.8	$7.0	$866.5
__________________

[1]	Includes foreign exchange revaluation.
AUM decreased $38.8 billion or 5% during the nine months ended June 30, 2016, primarily due to $64.4 billion of net new outflows, partially offset by $29.0 billion of market appreciation and other, which includes a $2.0 billion increase from foreign exchange revaluation. The net new outflows occurred in all investment objectives except tax-free fixed income, primarily in global/international and hybrid products. The market appreciation occurred in all long-term investment objectives and reflected positive returns in global markets, with increases in the MSCI World Index of 6.7%, the S&P 500 Index of 11.2% and the Barclays Global Aggregate Index of 8.0%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to weakening of the U.S. dollar against the Canadian dollar, Japanese yen and Australian dollar, partially offset by strengthening of the U.S. dollar against the Pound Sterling. Long-term sales decreased 40% to $79.0 billion, as compared to the prior-year period, due to lower sales across all long-term investment objectives, primarily in global/international and hybrid products. Long-term redemptions decreased 6% to $142.3 billion, primarily due to lower redemptions of global/international products.
AUM decreased $31.5 billion or 4% during the nine months ended June 30, 2015, primarily due to $20.2 billion of net new outflows and $7.2 billion of depreciation and other, which consisted of a $10.5 billion decrease due to foreign exchange revaluation partially offset by $3.3 billion of market appreciation. The market appreciation occurred primarily in equity products, partially offset by depreciation in global/international fixed income and hybrid products, and reflected mixed returns in global markets, with increases in the MSCI World and S&P 500 indexes of 4.1% and 6.2%, while the Barclays Global Aggregate Index decreased 4.1%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar. The net new outflows primarily resulted from equity and global/international fixed income products.
Average AUM by sales region is shown below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2016	2015		2016	2015
United States	$501.5	$588.2	(15)%	$508.9	$587.2	(13)%
International
Europe, the Middle East and Africa	106.6	138.9	(23)%	110.4	142.0	(22)%
Asia-Pacific	82.3	90.9	(9)%	82.5	92.0	(10)%
Canada	31.2	36.8	(15)%	31.4	37.2	(16)%
Latin America[1]	18.2	27.8	(35)%	19.5	28.8	(32)%
Total international	238.3	294.4	(19)%	243.8	300.0	(19)%
Total	$739.8	$882.6	(16)%	$752.7	$887.2	(15)%
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 68% for the three and nine months ended June 30, 2016, and 67% and 66% for the same periods in the prior fiscal year.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results for the ten-year period ended June 30, 2016 with at least 89% of AUM exceeding the benchmark and peer group median. The comparisons for these products to the benchmark and peer group median for the five-year period and to the peer group median for the three-year period declined from March 31, 2016; each decline was primarily due to lower performance by individual funds which represent 15%, 16% and 34%, respectively, of the category. In addition, at least 63% of AUM in our tax-free fixed income products exceeded the peer group medians for the five- and ten-year periods. The comparison to benchmark and peer group median for these products for the one-year period increased significantly from March 31, 2016 due to higher performance by a fund which represents 21% of the tax-free category. The performance of our hybrid products in comparison to the benchmarks and peer group medians reflects lower performance by a fund which represents 70% of the category; however, the comparison to peer group median for the 5-year period increased significantly from March 31, 2016. The performance of our equity and U.S. taxable fixed income products has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison				Peer Group Comparison[1]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2016	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	19%	12%	21%	45%	29%	31%	43%	51%
United States	31%	29%	12%	32%	59%	60%	66%	68%
Total equity	23%	18%	17%	40%	41%	42%	52%	58%
Hybrid	6%	9%	9%	6%	9%	11%	86%	94%
Fixed Income
Tax-free	40%	43%	59%	39%	36%	38%	63%	88%
Taxable
Global/international	3%	6%	48%	89%	1%	3%	67%	95%
United States	4%	16%	9%	45%	5%	5%	20%	44%
Total fixed income	14%	18%	44%	65%	13%	14%	58%	83%
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

AUM measured in the benchmark and peer group rankings represents 89% and 81% of our total AUM as of June 30, 2016. The benchmark comparisons are based on each product’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the product.
For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 20, 2016 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Investment management fees	$1,093.5	$1,340.9	(18)%	$3,375.4	$4,070.9	(17)%
Sales and distribution fees	450.2	566.8	(21)%	1,365.6	1,741.8	(22)%
Shareholder servicing fees	61.5	66.5	(8)%	185.2	198.4	(7)%
Other	29.1	26.6	9%	80.0	63.8	25%
Total Operating Revenues	$1,634.3	$2,000.8	(18)%	$5,006.2	$6,074.9	(18)%
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
Investment management fees decreased $247.4 million and $695.5 million for the three and nine months ended June 30, 2016 primarily due to 16% and 15% decreases in average AUM. The decreases in average AUM occurred across all investment objectives except tax-free fixed income for the three-month period, most significantly in the global/international and hybrid investment objectives, and across all sales regions. Lower effective fee rates also contributed to the fee decreases.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 59.1 and 59.8 basis points for the three and nine months ended June 30, 2016, from 60.8 and 61.2 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower weightings of AUM in international products and in the higher fee global/international investment objectives. The rate decrease for the nine-month period was partially offset by the impact of higher performance fees.
Performance-based investment management fees were $1.5 million and $23.2 million for the three and nine months ended June 30, 2016, and $0.8 million and $12.7 million for the same periods in the prior fiscal year. The increases were primarily due to performance fees earned from separately-managed accounts, partially offset by lower performance fees from fund of hedge funds products.
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

Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Asset-based fees	$345.7	$425.9	(19)%	$1,062.8	$1,302.0	(18)%
Sales-based fees	102.0	138.3	(26)%	295.7	431.9	(32)%
Contingent sales charges	2.5	2.6	(4)%	7.1	7.9	(10)%
Sales and Distribution Fees	$450.2	$566.8	(21)%	$1,365.6	$1,741.8	(22)%
Asset-based distribution fees decreased $80.2 million and $239.2 million for the three and nine months ended June 30, 2016 primarily due to decreases of $74.7 million and $227.9 million from 16% decreases in the related average AUM for both periods, and $3.8 million and $10.1 million from the implementation of lower Rule 12b-1 Plan fee rates for certain funds effective August 1, 2015.
Sales-based fees decreased $36.3 million and $136.2 million for the three and nine months ended June 30, 2016, primarily due to decreases of $35.8 million and $138.9 million from 26% and 32% decreases in commissionable sales. Commissionable sales represented 14% and 11% of total sales for the three and nine months ended June 30, 2016, and 11% and 10% for the same periods in the prior fiscal year.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge SIPs these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. Accordingly, the level of fees varies with the change in open accounts and the level of closed accounts that remain billable. Approximately 1.2 million and 0.6 million accounts closed in the U.S. during calendar years 2015 and 2014.
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trust services, for which fees are based on the level of AUM.
Shareholder servicing fees decreased $5.0 million and $13.2 million for the three and nine months ended June 30, 2016 primarily due to decreases of $2.3 million and $7.5 million from SIPs in Europe resulting from lower levels of related AUM, and $2.4 million and $5.6 million from SIPs in the U.S. resulting from decreases in active accounts and account conversions to omnibus accounts that earn lower fees.
Other
Other revenue increased $2.5 million and $16.2 million for the three and nine months ended June 30, 2016, primarily due to higher interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2016	2015		2016	2015
Sales, distribution and marketing	$553.4	$694.0	(20)%	$1,673.7	$2,136.0	(22)%
Compensation and benefits	326.9	363.5	(10)%	1,043.7	1,116.5	(7)%
Information systems and technology	50.5	58.3	(13)%	151.3	159.4	(5)%
Occupancy	33.1	30.7	8%	96.8	97.1	0%
General, administrative and other	75.0	84.5	(11)%	254.4	256.4	(1)%
Total Operating Expenses	$1,038.9	$1,231.0	(16)%	$3,219.9	$3,765.4	(14)%

Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker-dealers and other third parties for providing services to investors in our SIPs, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to investors. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2016	2015		2016	2015
Asset-based expenses	$442.1	$547.7	(19)%	$1,354.5	$1,656.9	(18)%
Sales-based expenses	90.4	118.5	(24)%	261.4	391.9	(33)%
Amortization of deferred sales commissions	20.9	27.8	(25)%	57.8	87.2	(34)%
Sales, Distribution and Marketing	$553.4	$694.0	(20)%	$1,673.7	$2,136.0	(22)%
Asset-based expenses decreased $105.6 million and $302.4 million for the three and nine months ended June 30, 2016 primarily due to $102.0 million and $299.1 million decreases in distribution expenses which mainly resulted from 16% decreases in the related average AUM for both periods. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $28.1 million and $130.5 million for the three and nine months ended June 30, 2016 primarily due to decreases of $29.2 million and $117.2 million from 26% and 32% decreases in commissionable sales. The decrease for the nine-month period also included $9.1 million in India primarily related to lower sales and regulatory-driven changes in fee structure, and $5.2 million from lower marketing support expense primarily resulting from a change in fee structure for certain service providers effective January 1, 2015 from sales-based fees to asset-based fees and lower related sales.
Amortization of deferred sales commissions decreased $6.9 million and $29.4 million for the three and nine months ended June 30, 2016 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors and $2.6 million and $7.7 million adjustments related to prior-year amortization expense.
Compensation and Benefits
Compensation and benefits expense decreased $36.6 million for the three months ended June 30, 2016 due to decreases of $27.0 million in variable compensation and $9.6 million in salaries, wages and benefits. The variable compensation decrease was primarily due to lower expectations of our annual performance. The decrease in salaries, wages and benefits was primarily due to lower staffing levels and favorable currency impacts, partially offset by a $4.4 million increase in termination benefits.
Compensation and benefits expense decreased $72.8 million for the nine months ended June 30, 2016 due to a $100.5 million decrease in variable compensation, partially offset by a $27.7 million increase in salaries, wages and benefits. The variable compensation decrease was primarily due to lower expectations of our annual performance. The increase in salaries, wages and benefits was primarily due to a $55.7 million increase in termination benefits, largely offset by lower staffing levels and favorable currency impacts. The increase in termination benefits is primarily due to special benefits related to the voluntary separation of approximately 300 employees. We may incur additional termination benefit expenses as we continue to review and implement changes to our business.
Variable compensation as a percentage of compensation and benefits was 33% and 32% for the three and nine months ended June 30, 2016, and 37% and 39% for the same periods in the prior fiscal year. At June 30, 2016, our global workforce had decreased to approximately 9,100 employees from approximately 9,600 at June 30, 2015.
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

Information Systems and Technology
Information systems and technology expenses decreased $7.8 million and $8.1 million for the three and nine months ended June 30, 2016 primarily due to lower technical consulting costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net carrying value at beginning of period	$86.5	$80.6	$89.8	$85.5
Additions, net of disposals	10.7	9.0	30.8	27.4
Amortization	(12.5)	(11.1)	(35.9)	(34.4)
Net Carrying Value at End of Period	$84.7	$78.5	$84.7	$78.5
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $2.4 million and decreased $0.3 million for the three and nine months ended June 30, 2016. The increase for the three-month period was primarily due to higher rent expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $9.5 million and $2.0 million for the three and nine months ended June 30, 2016. The decreases were primarily due to lower travel and entertainment, advertising and promotion and intangible asset amortization expenses. The decrease for the nine-month period also included lower contingent consideration expense, and was partially offset by intangible asset impairment and higher third-party servicing fees. Corporate cost reduction initiatives resulted in decreases of $5.4 million and $12.5 million in corporate travel and entertainment expenses, and $1.9 million and $10.2 million in advertising and promotion expenses. Amortization of definite-lived intangible assets decreased $4.8 million and $5.9 million primarily due to prior-quarter impairment of the assets. The change in the fair value of the contingent consideration liability for the K2 Advisors Holdings, LLC (“K2”) acquisition decreased $9.9 million for the nine-month period due to revised estimates of K2’s future revenues and profits. Impairment of definite-lived intangible assets, primarily related to the K2 acquisition, increased $27.5 million for the nine-month period due to increased investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees. Third-party servicing fees increased $5.5 million for the nine-month period primarily due to higher sub-advisory expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2016	2015		2016	2015
Investment and other income (losses), net	$65.8	$(4.7)	NM	$113.7	$149.9	(24)%
Interest expense	(12.3)	(13.7)	(10)%	(36.5)	(26.7)	37%
Other Income (Expenses), Net	$53.5	$(18.4)	NM	$77.2	$123.2	(37)%
Investment and other income, net consists primarily of gains (losses) on trading investment securities, interest and dividend income, realized gains (losses) on sale of available-for-sale investment securities, income (losses) from equity method investees, gains (losses) on investments of consolidated SIPs and foreign currency exchange gains (losses).

Other income, net increased $71.9 million for the three months ended June 30, 2016 primarily due to favorable impacts from trading investments and foreign currency exchange, partially offset by an unfavorable impact from investments of consolidated SIPs. Higher market valuations led to gains on trading investments of $35.4 million, as compared to net losses of $6.6 million in the prior year. Foreign currency exchange resulted in net gains of $10.4 million primarily from strengthening of the U.S. dollar against the Euro, while weakening of the U.S. dollar against the Euro in the prior year led to net losses of $30.4 million. Investments held by consolidated SIPs generated net losses of $0.6 million, as compared to net gains in the prior year of $11.9 million.
Other income, net decreased $46.0 million for the nine months ended June 30, 2016 primarily due to unfavorable impacts from foreign currency exchange and investments of consolidated SIPs, partially offset by favorable impacts from trading investments and equity method investees. Foreign currency exchange volatility resulted in net gains of $0.7 million, while strengthening of the U.S. dollar against the Euro in the prior year resulted in net gains of $60.0 million. Investments held by consolidated SIPs generated net losses of $12.7 million, as compared to net gains in the prior year of $35.5 million. Higher market valuations led to gains on trading investments of $49.8 million, as compared to net losses of $3.6 million in the prior year, and a $10.3 million increase in income from equity method investees.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at June 30, 2016, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,242.1	67%	$—	0%	$126.3	8%
Investment Securities
Equity
Global/international	598.5	5%	0.2	0%	559.9	35%
United States	4.1	0%	0.3	0%	2.5	0%
Total equity	602.6	5%	0.5	0%	562.4	35%
Hybrid	202.6	2%	83.1	6%	55.8	4%
Fixed Income
Tax-free	1.6	0%	—	0%	—	0%
Taxable
Global/international	1,004.3	8%	592.8	44%	260.4	16%
United States	1,258.2	10%	668.2	50%	588.1	37%
Total fixed income	2,264.1	18%	1,261.0	94%	848.5	53%
Total investment securities	3,069.3	25%	1,344.6	100%	1,466.7	92%
Other Investments	1,001.7	8%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,313.1	100%	$1,344.6	100%	$1,593.0	100%
Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $711.7 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.

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
Our effective income tax rate was 28.9% and 31.1% for the three and nine months ended June 30, 2016, as compared to 28.9% and 29.2% for the same periods in the prior year. The rate increase for the nine-month period was primarily due to a higher forecasted mix of earnings in higher tax jurisdictions, an increase in foreign earnings subject to U.S. taxes, and the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. jurisdictions in the prior year.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2016	2015
Cash Flow Data
Operating cash flows	$1,165.4	$1,814.9
Investing cash flows	92.0	235.3
Financing cash flows	(1,375.7)	(1,097.2)
Net cash provided by operating activities decreased during the nine months ended June 30, 2016 primarily due to a decrease in net income, a net increase in trading securities, as compared to a net decrease in the prior year, and a higher net increase in trading securities of consolidated SIPs. Net cash provided by investing activities decreased primarily due to lower net liquidations of investments, a decrease in cash and cash equivalents from net deconsolidation of SIPs, as compared to an increase from net consolidation in the prior year, and higher net additions of property and equipment. Net cash used in financing activities increased primarily due to higher repurchases of common stock and prior-year proceeds from debt, net of payments, partially offset by lower dividends paid on common stock and proceeds from a loan.
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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$8,115.8	$8,184.9
Receivables	760.7	816.5
Investments	1,995.0	2,105.8
Total Liquid Assets	$10,871.5	$11,107.2
Liabilities
Debt	$1,441.0	$1,348.0

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
Cash and cash equivalents at June 30, 2016 decreased from September 30, 2015 primarily due to net cash used in financing activities exceeding net cash provided by operating and investing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 29% and 71% at June 30, 2016, and 33% and 67% at September 30, 2015.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At June 30, 2016, our U.S. and non-U.S. subsidiaries held $879.2 million and $2,029.9 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $1,152.0 million and $1,732.7 million held at September 30, 2015. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $16.6 million and $371.3 million at June 30, 2016 and $105.8 million and $404.0 million at September 30, 2015.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
At June 30, 2016, we had $1,348.4 million of senior unsecured and unsubordinated notes outstanding with an aggregate face value of $1,350.0 million. The notes consist of $300.0 million issued at a fixed interest rate of 1.375% per annum which mature in 2017, $350.0 million issued at a fixed interest rate of 4.625% per annum which mature in 2020, $300.0 million issued at a fixed interest rate of 2.800% per annum which mature in 2022, and $400.0 million issued at a fixed interest rate of 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. The loan has a maturity date of March 2017 with interest payable monthly, and the loan may be prepaid without penalty after six months. To secure the loan, we concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary located in India, maintain a specified minimum level of capital. The loan had a carrying value of $92.6 million at June 30, 2016.
We were in compliance with all debt covenants at June 30, 2016.
At June 30, 2016, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.54 per share ($0.18 per share per quarter) during the nine months ended June 30, 2016, and regular cash dividends of $0.45 per share ($0.15 per share per quarter) and a special cash dividend of $0.50 per share during the nine months ended June 30, 2015. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations.
During the three and nine months ended June 30, 2016, we repurchased 9.3 million and 29.4 million shares of our common stock at a cost of $326.7 million and $1,068.1 million. In June 2016 and October 2015, our Board of Directors authorized the repurchase of up to 50.0 million and 30.0 million additional shares of our common stock under the stock repurchase program. At June 30, 2016, 57.9 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and nine months ended June 30, 2015, we repurchased 4.3 million and 10.6 million shares of our common stock at a cost of $218.3 million and $559.5 million.
During the nine months ended June 30, 2016 and June 30, 2015, we redeemed $332.6 million and $88.2 million, net of investments, from our SIPs.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. During the nine months ended June 30, 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. None of the purchases occurred during the three months ended June 30, 2016.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2016, there were no material changes in our contractual obligations, commitments and contingent liabilities as reported in our Form 10-K for fiscal year 2015.
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
Our VIEs are all investment entities and our variable interests consist of our equity ownership in and/or investment management fees earned from these entities. As of June 30, 2016, we were the primary beneficiary of three CLOs and two other SIP VIEs.

Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2016, Level 3 assets represented 30% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 95% of total liabilities measured at fair value at June 30, 2016. There were no transfers into or out of Level 3 during the nine months ended June 30, 2016.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2015, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used as of August 1, 2015. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Net outflows from our SIPs resulted in a decrease in our AUM as of June 30, 2016. However, these changes did not more likely than not reduce the fair value of the reporting unit or the indefinite-lived assets below their carrying values.
We test definite-lived intangible assets for impairment quarterly. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, pre-tax profit margin and expected useful lives. These assumptions are developed taking into consideration ongoing market conditions. As of June 30, 2016, the undiscounted future cash flow projections for $12.9 million, or 64%, of our definite-lived intangible assets exceeded their carrying values by at least 100%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (12%) to 2%. As of June 30, 2016, a decline in these assets’ related AUM of 57% could cause us to evaluate whether their fair value is below their carrying value. The undiscounted cash flow projections for substantially all of the remaining assets exceeded their carrying values by at least 37%. There was no impairment of definite-lived intangible assets during the three months ended June 30, 2016. During the nine months ended June 30, 2016, we recognized $28.2 million of impairment of definite-lived intangible assets as a result of declines in AUM growth rate and effective fee rate assumptions.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of additional impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of June 30, 2016, our total AUM by fair value hierarchy level was 51% Level 1, 48% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the SIPs managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. The funds we manage may be subject to liquidity risks or an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. We have in the past, and may in the future, at our discretion, provide financial support to funds we manage to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular investment products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and hybrid products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity and certain hybrid products than from fixed income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
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
We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority,

the Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the Department of Treasury and the Department of Labor (“DOL”). Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the U.K. Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and has also proposed other rules that (i) would require certain registered funds to adopt liquidity management programs; and (ii) would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
Our subsidiary Fiduciary Trust Company International (“Fiduciary Trust”) and its subsidiaries remain subject to additional regulation, supervision and examination by their respective regulators. Certain federal and state anti-takeover laws generally provide that no person may acquire control of Franklin Resources, Inc. (“Franklin”), and gain indirect control of Fiduciary Trust or its subsidiaries, without prior regulatory approval. Such federal and state laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Franklin, including through transactions that some shareholders might consider desirable.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act of 1970, anti-money laundering and Know Your Customer requirements, and economic, trade and other sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Ongoing changes in the EU’s regulatory framework applicable to our business, including changes in the composition of the EU’s member states, may add further complexity to our global operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to, and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
Compliance activities to address these and other new legal requirements have required, and will continue to require, us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Finally, any further regulatory and legislative actions and reforms affecting the investment management industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in the financial markets or by making certain investment offerings less favorable to our clients.
Failure to comply with the laws, rules or regulations in any of the jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environments of the jurisdictions where we conduct our business or where our SIPs are organized or sold are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products and services in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and could have a significant impact on our future results of operations, profitability and financial condition.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology to, among other things, support our operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to effectively secure information through system security technology, the technology systems we use may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system failures or breach of the technology systems we use, and the costs necessary to address them, could result in: material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. In addition, the failure to properly manage and operate the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and our competitors may from time to time implement more advanced technology platforms for their products, which could adversely affect our business.
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our SIPs. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell our SIPs and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize investment products or maintain their authorizations in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we typically do not have control. These investments may involve risks, including the risk that the controlling stakeholder or our joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, our joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the EU’s Capital Requirements Directive, those adopted under the AIFMD, those required to be adopted under the Dodd-Frank Act and certain provisions of the EU’s UCITS V Directive, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of strategic beta exchange-traded funds, to the extent that there is a trend among existing or potential clients in favor of low-fee passive products such as index and other types of exchange-traded funds, it may favor our competitors who provide those products over active managers like us. Additionally, competing securities broker-dealers, whom we rely upon to distribute and sell certain of our funds and other investment products, may also sell their own proprietary funds and investment products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our SIPs, offering a mix of SIPs that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.

Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all sales of our SIPs through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. While we are still analyzing the impact of the rule, we believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates, and may negatively impact our ability to compensate financial intermediaries who sell our funds to their retirement clients. Implementation of the rule will be phased in beginning in April 2017, and will generally become fully effective in January 2018. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could continue to moderate revenues from managing investment products internationally, or could affect relative investment performance of certain of our SIPs invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past and could in the future have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, our SIPs or our SIPs may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client service, is also critical to the success of our business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-

party benchmarks or competitive products has in the past and could in the future lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. There is no assurance that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.
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
Our ability to successfully manage and grow our business can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate the varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of the technology systems we use, which could negatively impact our results of operations.
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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time, we may receive requests for documents or other information from governmental authorities or regulatory bodies. We may also become the subject of governmental or regulatory investigations and/or examinations, or governmental or regulatory investigations and/or examinations that have been inactive could become active. In addition, we may be named as a party in litigation. We may be obligated, and under our certificate of incorporation, by-laws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Judgments, findings or allegations of wrongdoing by regulatory or governmental authorities, or in litigation against us or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
Our ability to meet cash needs depends upon certain factors, including the market value of our assets, operating cash flows and our perceived creditworthiness. Our ability to meet anticipated cash needs depends upon factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. If we are unable to obtain cash, financing or access to the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and may have an adverse effect on investors’ willingness to purchase our securities, interest rates, credit spreads and/or the valuation levels of equity markets.
We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to fund our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. Certain of our subsidiaries are subject to regulatory restrictions which may limit their ability to transfer assets to their parent companies and/or our ability to repatriate assets to the U.S. Our financial condition could be adversely affected if certain of our subsidiaries are unable to distribute assets to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2016, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2015.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2016.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	1,898,132	$38.71	1,898,132	15,225,633
May 2016	2,633,000	$36.14	2,633,000	12,592,633
June 2016	4,709,727	$33.56	4,709,727	57,882,906
Total	9,240,859		9,240,859
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016 and October 2015, we announced that our Board of Directors authorized the repurchase of up to 50.0 million and 30.0 million additional shares of our common stock under the stock repurchase program. At June 30, 2016, 57.9 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

10.1	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	July 28, 2016	By:	/S/ KENNETH A. LEWIS
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

10.1	Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Compensatory Plan or Arrangement