Form 10-K
period 2016-09-30
FRANKLIN RESOURCES INC
filed 2016-11-14
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2016 (the last business day of registrant’s second quarter of fiscal year 2016), was $14.0 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2016: 568,805,502.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2016, are incorporated by reference into Part III of this report.

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
Item 1.    Business.
OVERVIEW
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization that provides investment management and related services to retail, institutional and high net-worth clients in jurisdictions worldwide. We believe in the value of active investment management, as well as in building on our strengths to pursue alternative strategies to meet the evolving needs of our clients. We are committed to delivering strong investment performance for our clients by drawing on the experience and perspective gained through our nearly 70-year history in the investment management business. The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor’s 500 Index. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We offer our investment products and services under our Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares™ brand names. Unless otherwise indicated, our “funds” means the investment funds offered under our brand names.
As of September 30, 2016, we had $733.3 billion in assets under management (“AUM”). Our products include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). Our investment funds include U.S.-registered funds (“U.S. Funds”), non-U.S.-registered funds (“Non-U.S. Funds”), and unregistered funds. In addition to investment management, our product services include fund administration, sales, distribution, marketing, shareholder servicing, and other fiduciary services. We offer a broad product mix under our equity, hybrid, fixed income and cash management investment objectives and solutions that meet a variety of investment goals and needs for different investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
In 2016, we introduced our Franklin LibertyShares platform of strategic beta and actively managed exchange-traded funds (“ETFs”). Our new ETF platform generally seeks to provide investors with additional investment options versus traditional market capitalization weighted index products.
Most of the investment funds we manage are registered open-end mutual funds that continuously offer their shares to investors. We also offer registered closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. The registered funds are independent companies under the supervision and oversight of the funds’ own boards of directors or trustees. Since the funds themselves do not have direct employees to support their operations, the funds contract with separate entities, such as our subsidiaries, to provide the investment management and related services they require. An investment advisory entity manages a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of an open-end fund through a broker-dealer, financial adviser, bank or other similar financial intermediary that may provide investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to the fund shares managed or sold to investors.
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
COMPANY HISTORY AND ACQUISITIONS
The Company and its predecessors have been engaged in the investment management and related services business since 1947. Franklin was incorporated in Delaware in November 1969 and originated our mutual fund business with the Franklin family of funds. The Franklin funds are known for U.S. taxable and tax-free fixed income funds, hybrid funds, and growth- and value-oriented equity funds. We have expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.
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
In July 2000, we expanded our business in South Korea when we acquired all of the remaining outstanding shares of a South Korean investment management company, Templeton Investment Trust Management Co., Ltd., in which we previously held a partial interest, making us one of the largest independent foreign asset managers in South Korea at that time. The company has been renamed Franklin Templeton Investment Trust Management Co., Ltd.
In October 2000, we expanded our business in Canada when we acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd., which now operates under the name Franklin Bissett Investment Management as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With this acquisition, we added Bissett’s family of Canadian taxable fixed income and growth-oriented equity investment funds to our Canadian-based funds.
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
In July 2002, we expanded our business in India when we acquired all of the outstanding shares of an Indian investment management company, Pioneer ITI AMC Limited, through our majority-owned subsidiary Franklin Templeton Asset Management (India) Private Limited (“FTAM India”). In April 2007, we completed the purchase of the remaining 25% interest in each of FTAM India, which provides asset management and investment advisory services, and Franklin Templeton Trustee Services Private Limited, a regulated trust company, each located in India.
In October 2003, we expanded our private equity investment management services in emerging markets when we acquired all of the remaining outstanding shares of Darby Overseas Investments, Ltd. and all of the remaining outstanding limited partnership interests of Darby Overseas Partners, L.P. (collectively, “Darby”), in which we previously held a partial interest. Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth individuals that invest primarily in emerging markets through private equity, private debt and infrastructure investment transactions, including regional and specialized sector funds.

In July 2006, we expanded our business in Brazil when we completed the purchase of all of the remaining interests in a Brazilian investment management company, Bradesco Templeton Asset Management Ltda., in which we previously held a partial interest. The company has been renamed Franklin Templeton Investimentos (Brasil) Ltda. and provides investment management services.
In January 2011, we acquired all of the outstanding shares of a specialty United Kingdom (“U.K.”) equity manager, Rensburg Fund Management Limited (“Rensburg”). Rensburg has been renamed Franklin Templeton Fund Management Limited and serves as a U.K.-based equity manager.
In July 2011, we expanded our business in Australia when we acquired all of the outstanding shares of a specialty Australian equity manager, Balanced Equity Management Pty. Limited, which provides investment management services.
In November 2012, we acquired approximately 69% of the equity of K2 Advisors Holdings LLC (“K2”), a fund of hedge funds solutions provider. We also agreed to acquire K2’s remaining equity interests over a multi-year period beginning in 2017.
OUR INVESTMENT MANAGEMENT BUSINESS
We are committed to providing active investment management and strategic advice. Through our SIPs, we serve a variety of retail, institutional and high net-worth clients in regions and jurisdictions worldwide. We derive our revenues and net income from providing investment management and related services to our SIPs and the sub-advised products that we service. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and mix of our AUM and the types of services provided. Sales and distribution fees, also a significant source of our revenues, consist of sales charges and commissions derived from sales and distribution of our SIPs.
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
AUM by Investment Objective
We offer a broad product mix under our equity, hybrid, fixed income and cash management investment objectives and solutions. Our fees for providing investment management services are generally based on a percentage of the market value of AUM in the accounts that we advise, the investment objectives of the accounts and the types of services that we provide for the accounts. As of September 30, 2016, AUM by investment objective on a worldwide basis was as follows:

Investment Objective	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$303.7	41%
Hybrid
Asset allocation, balanced, flexible, alternative and income-mixed funds	137.4	19%
Fixed Income
Global/international, U.S. tax-free and U.S. taxable	286.1	39%
Cash Management
Short-term liquid assets	6.1	1%
Total	$733.3	100%
Broadly speaking, the change in the net assets of our SIPs depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales as compared to the level of redemptions. We are subject to the risk of asset volatility resulting from changes in the global capital markets. In addition, changing market conditions and the evolving needs of our clients may cause a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. Despite such market risks, we believe that we have a competitive advantage as a result of the diversity of our SIPs available to our clients.

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
Our subsidiaries that provide discretionary investment management services for our SIPs and sub-advised products either perform or obtain investment research and determine which securities the SIPs or sub-advised products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, as applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of broker-dealers and the execution and settlement of trades in accordance with applicable criteria set forth in the management agreements for the SIPs, internal policies, and applicable law and practice. Our subsidiaries that provide non-discretionary investment management services perform investment research for our clients and make recommendations as to which securities the clients purchase, hold or sell, and may or may not perform trading activities for the products.
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
The board of directors or trustees and our management personnel for our U.S. Funds regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Most of our investment management agreements between our subsidiaries and our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities. Our U.S. agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such an agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.
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
We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest substantially all of their respective assets into the master fund. Individual and institutional shareholders generally invest in the “feeder funds,” which can offer a variety of service and distribution options. A management fee may be charged either at the master fund level or the feeder fund level depending on the specific requirements of the fund, although funds also involving performance fees or carried interest will typically charge these together with management fees at the master fund level. Administrative, shareholder servicing and custodian fees are often waived at the feeder fund level and only charged at the master fund level, although the feeder funds will indirectly bear their pro-rata share of the expenses of the master fund as an investor in the master fund. Fees and expenses specific to a feeder fund may be charged at the level of that feeder fund.
Our services also include management of our strategic beta and actively managed ETFs. ETFs trade like stocks, fluctuate in market value and may trade at prices above or below the ETF’s net asset value.
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
2.    Alternative Strategies Investment Management
We offer and support alternative investment strategies, products and solutions through various subsidiaries as alternatives to our traditional equity and fixed income products and related management services for our clients. Our alternative investment products include, among other capabilities, hedge funds, private equity funds, real estate funds and commodities funds. Examples of some of these offerings are listed below.
K2, a fund of hedge funds solutions provider, offers and supports alternative investments and multi-asset solutions platforms for institutional and other qualified investors. K2 provides risk management, manager selection and asset allocation capabilities in various global jurisdictions. Products offered include discretionary and non-discretionary custom-tailored investment programs, commingled funds of hedge funds and hedge fund investment advisory services. By active allocation to selected third-party sub-advisers, K2 also provides access to multiple non-traditional and alternative strategies as an adviser to a number of U.S. and Non-U.S. Funds.
Darby is primarily engaged in sponsoring and managing funds that invest in private equity, private debt and infrastructure investment transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Darby offers these investment funds through private placements to institutional and high net-worth individual investors.
Templeton Asset Management Ltd. sponsors and manages a limited number of investment funds that also invest primarily in emerging markets in Asia, Latin America and Central/Eastern Europe.
Franklin Templeton Institutional, LLC manages investment partnerships that invest in funds with exposure to global real estate opportunities.
Franklin Advisers, Inc. manages various privately offered funds with strategies that include the use of fixed income and other financial instruments as well as derivatives across the global interest rate, currency and credit markets.
3.    Institutional Investment Management
We provide a broad array of investment management services to institutional clients, which include corporations, endowments, charitable foundations, and pension and defined contribution plans. Our subsidiaries offer a wide range of equity, fixed income and alternative strategies through a variety of investment vehicles, including separate accounts, registered open-end and closed-end funds, and unregistered funds. We distribute and market globally our different capabilities under our brand names through various subsidiaries. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional.”
We primarily attract new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals. We also market and distribute our SIPs to institutional investors with separately-managed accounts through various subsidiaries. A few of our subsidiaries also serve as direct marketing broker-dealers for institutional investors for certain of our institutional investment funds and private funds.

4.    High Net-Worth Investment Management, Trust and Custody
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
Through our various trust company subsidiaries, including Fiduciary Trust, we also provide trust, custody and related services, including administration, performance measurement, estate planning and tax planning. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.
5.    Sales, Distribution and Marketing
A significant portion of our revenues are generated from providing sales and distribution services. Our registered open-end mutual funds and certain other products generally pay us distribution fees in return for sales, distribution and marketing efforts on their behalf. Fund shares are sold primarily through a large network of independent financial intermediaries, including broker-dealers, financial advisers, banks and other third parties. We pay substantially all of our sales and distribution fees to the financial intermediaries who sell our SIPs to the public on our behalf.
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
In the U.S., most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Class A shares are sold with a front-end sales charge to investors, except for when certain investment criteria are met. Class C shares have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares have a contingent deferred sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be more competitive by providing a fixed percentage annual charge option. Class R and Class R6 shares, available in the U.S. as retirement share classes, also have no front-end sales charges. Class R shares are available to certain retirement and health savings plan accounts, and Class R6 shares are available to employer sponsored retirement plans where plan level or omnibus accounts are held on the books of our transfer agent. We no longer offer Class B shares to clients in the U.S.
In the U.S., we also offer Advisor Class shares in many of our Franklin and Templeton funds, and we offer Class Z shares in the Franklin Mutual Series funds, both of which have no sales charges. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees, current and former officers, trustees and directors, and certain of their family members. We also offer money market funds to investors in the U.S. without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Our insurance product funds sold in the U.S. offer a multi-class share structure, and are offered at net asset value without a sales charge directly to insurance company separate accounts, certain qualified plans and other investment funds (funds of funds).
Outside the U.S., we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares. We also offer additional types of share classes and unit series outside the U.S. in response to local demand based on the needs of investors in particular markets, subject to applicable regulations which may change over time. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another one of our funds, subject to certain fees that may apply. Our Non-U.S. Funds have sales charges and fee structures that vary by region.
The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of our fund shares to qualifying broker-dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Such intermediaries may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker-dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2016, approximately 1,300 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 2,900 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S.
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
The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act. All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors or trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker-dealers who sell our funds to the public on our behalf. Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to banks and other intermediaries.
FTDI and/or its affiliates may make the following additional payments to broker-dealers that sell shares of our funds:
Marketing support payments. FTDI may make payments to certain broker-dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. A broker-dealer’s marketing support services may include business planning assistance, advertising, educating broker-dealer personnel about the funds and shareholder financial planning needs, placement on the broker-dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker-dealer. FTDI compensates broker-dealers differently depending upon, among other factors, sales and asset levels, and the level and/or type of marketing and educational activities provided by the broker-dealer. Such compensation may include financial assistance to broker-dealers that enables FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker-dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker-dealers that receive such marketing support payments and the maximum payments received. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans in connection with activities intended to assist in the sale of our open-end U.S. Funds to such plans. Certain of our non-U.S. subsidiaries may also make marketing support or similar payments to intermediaries located outside the U.S. with respect to investments in Non-U.S. Funds.

Transaction support and other payments. FTDI may pay ticket charges per purchase or exchange order placed by a broker-dealer or one-time payments for ancillary services, such as setting up funds on a broker-dealer’s fund trading system. From time to time, FTDI, at its expense, may make additional payments to broker-dealers that sell or arrange for the sale of shares of our U.S. Funds. FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. Invitation to these meetings is not conditioned on selling a specific number of shares. Those who have shown an interest in our funds, however, are more likely to be considered. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI. Similar payments may be made by our non-U.S. subsidiaries that distribute our Non-U.S. Funds to third-party distributors of such funds.
Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.
6.    Shareholder Servicing
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. Our subsidiary Franklin Templeton Investor Services, LLC (“FTIS”) serves as shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). FTIS is compensated pursuant to transfer agency service agreements with the funds. These fees are generally fixed annual charges per shareholder account that vary with the particular type of fund and the services being rendered. FTIS also is reimbursed for out-of-pocket expenses. Other non-U.S. subsidiaries provide similar services to our Non-U.S. Funds, and may be compensated based on a combination of similar per account fees and fees based on the level of AUM in the accounts that we serve.
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
Summary of SIPs
1.    Investment Objectives Overview
Our SIPs are offered globally to retail, institutional and high net-worth clients, which include individual investors, qualified groups, trustees, tax-deferred plans (such as IRAs in the U.S. and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our SIPs include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations and pension funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.
The SIPs that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance - from capital appreciation (with our more growth-oriented products) to capital preservation (with our fixed income offerings). In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of instruments.
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
Portfolios seeking income generally focus on one or more of the following securities: taxable and tax-exempt money market instruments; tax-exempt municipal bonds; global or regional fixed income securities; and fixed income debt securities of corporations, of the U.S. government and its sponsored agencies and instrumentalities (such as the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation) or of the various states in the U.S. Others focus on investments in particular countries and regions.
2.    Types of SIPs
As of September 30, 2016, our total AUM was $733.3 billion and the types of SIPs we offered were as follows:

•
U.S. Funds - Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $419.1 billion of AUM. Our five largest U.S. Funds and their AUM were: FCF-Franklin Income Fund ($79.7 billion), TIT-Templeton Global Bond Fund ($42.1 billion), FMSF-Franklin Mutual Global Discovery Fund ($22.0 billion), FMT-Franklin Rising Dividends Fund ($17.6 billion) and Franklin California Tax-Free Fixed Income Fund ($15.2 billion). These five funds represented, in the aggregate, 24% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of investment funds principally domiciled in Luxembourg and registered for sale to non-U.S. investors in 39 countries, accounted for $107.2 billion of AUM. Our five largest cross-border funds and their AUM were: FTIF-Templeton Global Bond Fund ($20.1 billion), FTIF-Templeton Global Total Return Fund ($19.5 billion), FTIF-Templeton Growth (Euro) Fund ($7.7 billion), FTIF-Templeton Asian Growth Fund ($4.8 billion) and FTIF-Templeton Emerging Markets Bond Fund ($4.0 billion). These five funds represented, in the aggregate, 8% of total AUM.

•	Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $41.8 billion of AUM.

•
Other Managed Accounts, Alternative Investment Products and Trusts - Our managed accounts, alternative investment products and trusts accounted for $165.2 billion of AUM, of which $10.3 billion were K2 investment products and funds, and $6.4 billion included Darby products and real estate, emerging markets and certain global fixed income investment funds.

3.    AUM by Investment Objective and Types of SIPs
The following table shows our AUM by investment objective and types of SIPs as of September 30, 2016:

(in billions) INVESTMENT OBJECTIVE	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	$0.8	$10.7	$6.4	$19.2	$37.1
Canada	—	—	4.0	5.2	9.2
Europe, the Middle East and Africa	2.5	4.2	5.7	0.3	12.7
U.S.	89.1	8.3	1.7	4.2	103.3
Emerging markets[1]	3.3	4.3	2.9	4.1	14.6
Global/international[2]	62.3	12.3	4.2	48.0	126.8
Total equity	158.0	39.8	24.9	81.0	303.7
Hybrid
Asia-Pacific	—	—	0.4	4.0	4.4
Canada	—	—	0.7	0.9	1.6
Europe, the Middle East and Africa	—	2.2	—	0.4	2.6
U.S.	94.4	2.4	0.1	22.1	119.0
Global/international[2]	3.3	3.6	1.4	1.5	9.8
Total hybrid	97.7	8.2	2.6	28.9	137.4
Fixed Income
Asia-Pacific	—	0.8	4.9	0.6	6.3
Canada	—	—	2.9	2.2	5.1
Europe, the Middle East and Africa	—	1.9	—	1.1	3.0
U.S. tax-free	71.8	—	0.2	4.5	76.5
U.S. taxable	34.0	9.8	2.4	7.2	53.4
Emerging markets[1]	1.1	5.4	0.1	10.9	17.5
Global/international[2]	51.6	40.8	3.1	28.8	124.3
Total fixed income	158.5	58.7	13.6	55.3	286.1
Cash Management	4.9	0.5	0.7	—	6.1
Total	$419.1	$107.2	$41.8	$165.2	$733.3
 __________________

[1]	Emerging markets include developing countries worldwide.

[2]	Global/international includes entities doing business either worldwide or only outside of the U.S.
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

U.S. Regulation
We are subject to federal and state laws that include U.S. federal securities laws, state securities and corporate laws, and the rules and regulations promulgated by certain regulatory and self-regulatory organizations such as the SEC and the NYSE. As a U.S. reporting company, we are subject to various securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other federal and state laws, including those affecting corporate governance and disclosure, such as the U.S Securities Act of 1933, the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the USA Patriot Act of 2001. As a NYSE-listed company, we are also subject to the NYSE listing standards.
As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Treasury and the U.S. Department of Labor (“DOL”), and to various securities, compliance, corporate governance, disclosure, privacy, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally. Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions where our investment management services and products are offered. Further, we are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
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
FINRA Conduct Rules limit the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal sales and distribution subsidiary in the U.S., which earns distribution fees on the distribution of fund shares in the U.S. In 2010, the SEC proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds.
In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Implementation of the rule will be phased in beginning in April 2017, and will generally become fully effective in January 2018.
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
The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as further implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC have removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered investment funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and has also proposed other rules that (i) would require certain U.S. Funds to adopt liquidity management programs, and (ii) would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
In the U.K., the Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authorities (the “PRA”) currently regulate certain of our subsidiaries. Authorization by the FCA and the PRA is required to conduct any financial services related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s and PRA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against our U.K.-regulated subsidiaries.
In Luxembourg, the Commission de Surveillance du Secteur Financier (“CSSF”) currently regulates our substantial activities in Luxembourg, including our subsidiary Franklin Templeton International Services S.à r.l. (“FTIS Lux”). FTIS Lux is licensed as a management company for both the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) and alternative investment funds (“AIFs”) and, as such, it manages our Luxembourg-domiciled UCITS and our European Union (“EU”)-domiciled AIFs. The CSSF’s rules include capital resource, governance and risk management requirements, conduct of business rules and oversight of systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against FTIS Lux.
In addition to the above, our U.K.-regulated subsidiaries and certain other European subsidiaries and branches, must comply with the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”). MiFID sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. The U.K. has adopted the MiFID rules into national legislation via the FCA rules, as have those other EU member states in which we have a presence.
A review of MiFID by the European Commission (the “Commission”) has led to the creation of a replacement directive and a new regulation (together “MiFID II”) to become effective in January 2018 and which extends the scope of the original MiFID in response to issues raised by the financial crisis. Changes will be made to pre- and post-trade reporting obligations and there will be an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A new concept of trading venue has been created and algorithmic trading will be subject to specific regulations. There will also be changes to conduct of business requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers will also be given to EU national regulators to ban certain products and services and to the European Securities and Markets Authority to temporarily restrict certain financial activities within the EU.
One of the most significant developments in MiFID II is the ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which will result in a major change in the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers will also be affected as narrower rules around the requirement that any commission reflects an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The final interpretation of the inducements rules could also result in major changes to how fund managers pay for investment research, though this is subject to further consultation and interpretation at the level of national authorities. This could result in a reduction in the range and quality of available research, increased costs for fund managers, and a need for revised commercial terms with both brokers and clients to reflect these changes.
During 2016, rules implementing the central clearing obligation in relation to specified derivatives under the European Market Infrastructure Regulation came into effect for the very largest trading counterparties, with the clearing obligation for other large derivatives users (including some of our clients) coming into force in December 2016. A proposal is under consultation to delay later phases of implementation, for the smallest counterparties, for a further two years. Importantly, significant progress was made in achieving mutual recognition of central counterparties between the U.S. and EU regulatory authorities. In addition, rules relating to margin requirements for uncleared over-the-counter derivatives will shortly be finalized, expected to take effect from January or February 2017 for the largest trading counterparties and from March 2017 for all other counterparties, including our clients. Given the international scale of our trading activity, if regulatory coordination is not successful, the various regulatory regimes to which we are subject could potentially result in duplication of administration and increased transaction costs, but the U.S./EU accord will cover the majority of our relevant trading for central clearing purposes.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) came into effect in July 2014 and most EU member states have implemented its provisions on a national level. AIFMD regulates managers of, and service providers to, AIFs that are domiciled and offered in the EU and that are not authorized as retail funds under UCITS. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. In general, AIFMD has a staged implementation up to 2018. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The EU’s Market Abuse Regulation (“MAR”) came into effect in July 2016 with a primary aim to increase market integrity and investor protection, enhancing the attractiveness of securities markets for raising capital. Under MAR, EU market abuse rules will become extra-territorial as long as the instrument has a listing on an EEA regulated market.
The most recent iteration of the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS V”) became effective in March 2016. The main objectives of UCITS V are to expand the responsibilities and potential liabilities of depositaries, to regulate remuneration policies, and to harmonize the sanctions available to regulatory authorities.
Proposals on packaged retail investment and insurance products (“PRIIPs”) are to be implemented through the strengthening of MiFID standards for non-insurance PRIIPs, revisions to the Insurance Mediation Directive’s selling standard for all insurance-based PRIIPs and new investor disclosure requirements for all PRIIPs through the PRIIPs Key Information Document (“KID”) regulation, which was approved by the European Parliament in April 2014. It requires PRIIP manufacturers to draw up a KID which can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period of five years from enactment during which they will be exempt from its terms. In September 2016, the European Parliament rejected the Commission’s proposal for key Level 2 Regulatory Technical Standards governing the detailed implementation of PRIIPs, which may result in a delay to the PRIIPs effective date scheduled for December 2016.
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
In June 2016, a narrow majority of voters in a U.K. referendum voted to exit the EU (“Brexit”), but it is still unclear exactly what will be the U.K.’s status in relation to the EU when it ultimately leaves (and the negotiation process does not begin until the U.K. formally notifies the EU of its intent pursuant to Article 50 of the EU treaty, which has not yet occurred). While these are unprecedented times for the U.K., and we are monitoring the consequences very closely for our clients from an investment perspective, we believe that Brexit will not have a major impact on the way our firm operates in the U.K. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. customers. Furthermore, we have other regulated subsidiaries across continental Europe such that, in the event of a future restriction on cross-border trade in financial products and services between the U.K. and the new EU, it would be likely to have a limited effect on our business. Moreover, our cross-border SICAV investment fund range, which is the mostly widely-distributed such range in the world, is based in Luxembourg. We have a separate, U.K.-domiciled fund range that is, and will continue to be, distributed only in the U.K.
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
In March 2013, the Canadian Securities Administrators, the umbrella organization of provincial and territorial securities regulatory authorities, released final amendments to its rules regarding registrant obligations that require additional disclosure by registrants to their clients, including enhanced disclosure at account opening of all operating charges and fees a client may be required to pay, pre-trade disclosure of any charges a client may be required to pay, enhanced reporting on client statements that includes charges paid by the client and all compensation received by registrants in respect of a client’s account and new reporting regarding the performance of investments held in the account. These new rules, which were phased in over a three-year period, have required us to make changes to our systems to comply with these new disclosure and reporting standards.
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
In Japan, our subsidiaries are subject to the Financial Instruments and Exchange Act (the “FIEL”) and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.
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
COMPETITION
The financial services industry is a highly competitive global industry. According to data sourced from the Investment Company Institute as of June 30, 2016, there were approximately 11,200 registered open-end funds whose shares were offered to the public in the U.S. and approximately 107,900 registered open-end funds whose shares were offered to the public outside the U.S., in each case including mutual funds, ETFs and funds of funds.
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
Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the U.S. We believe that our equity and fixed income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high net-worth and institutional clients. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary drivers of competition in the financial services industry.
The periodic establishment of new investment management firms and investment products increases the competition that we face. Many of our competitors have long-standing and established relationships with broker-dealers, investment advisers and their clients. Others have focused on, offer and market specific product lines, which provide strong competition to certain of our asset classes. In addition, consolidation in the financial services industry has created stronger competitors, some with greater financial resources and broader distribution channels than our own.
We rely largely on third-party broker-dealers and other similar independent financial intermediaries to distribute and sell our fund shares. We have pursued and continue to pursue sales relationships with all types of financial intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Additionally, competing broker-dealers whom we rely upon to distribute and sell our SIPs may also sell their own proprietary funds and investment products, which could further limit the distribution of our investment products. Any inability to access and successfully sell our SIPs to clients through third-party distribution channels could have a negative effect on our level of AUM, related revenues and overall business and financial condition.
We maintain a technology platform to compete with the rapidly developing and evolving marketplace. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced platforms for their products, which could affect our business.
We believe that we are well positioned to deal with changes in marketing trends as a result of our advertising activities and broad based marketplace recognition. In conjunction with our subsidiaries, we conduct advertising and promotional campaigns through various media sources to promote brand recognition, and advertise in major financial publications, as well as on television and the Internet, to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, newspaper and magazine advertising, online and paid search advertising and social media marketing.
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares™. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton Investments® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
EMPLOYEES
As of September 30, 2016, we employed approximately 9,100 employees and operated offices in 35 countries. We consider our relations with our employees to be satisfactory.
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
We are subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations. There is uncertainty associated with the regulatory environments in which we operate. As described below, our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing number of rules, regulations, policies and legal interpretations in the countries in which we operate, including those with respect to securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs, and escheatment laws and regulations.
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Treasury and the U.S. Department of Labor (“DOL”). Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Canadian Securities Administrators, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions where our investment management services and products are offered. Further, we are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or

G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and has also proposed other rules that (i) would require certain registered funds to adopt liquidity management programs, and (ii) would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Further, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the EU (“Brexit”), but it is still unclear exactly what will be the U.K.’s status in relation to the EU when it ultimately leaves. Ongoing changes in the EU’s regulatory framework applicable to our business, including Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology to, among other things, support our business continuity and operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any disruptions, inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to effectively secure information through system security technology, the technology systems we use may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system disruptions, failures or breaches of the technology systems we use, and the costs necessary to address them, could result in: material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other fiduciary services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our SIPs. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
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
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of strategic beta and actively managed exchange-traded funds, to the extent that there is a trend among existing or potential clients in favor of lower-fee passive products such as index and other types of exchange-traded funds, it may favor our competitors who provide those products over active managers like us. Additionally, competing securities broker-dealers, whom we rely upon to distribute and sell certain of our funds and other investment products, may also sell their own proprietary funds and investment products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our SIPs, offering a mix of SIPs that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Implementation of the rule will be phased in beginning in April 2017, and will generally become fully effective in January 2018. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with an advantage should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters; political, economic or infrastructure instabilities; information, technology or security limitations or breaches; or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, Massachusetts, New Jersey, New York, Utah and Washington, D.C., and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, the People’s Republic of China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Poland, Romania, Russia, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2016, we leased and occupied approximately 1,155,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 22,000 square feet of excess leased space.
In addition, we own buildings in San Mateo, Rancho Cordova and Stockton, California; St. Petersburg and Ft. Lauderdale, Florida; Hyderabad, India; and Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,118,000 square feet of space. We have leased to third parties approximately 389,000 square feet of excess owned space.

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
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 14, 2016. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Vijay C. Advani
Age 55
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
Age 55
Chairman of the Board of Franklin since June 2013 and Chief Executive Officer of Franklin since January 2004; formerly, President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; director or trustee of 44 registered investment companies managed or advised by subsidiaries of Franklin.
Jennifer M. Johnson
Age 52
Co-President of Franklin since October 2015; formerly, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; director or trustee of certain registered investment companies managed or advised by subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 76
Vice Chairman of Franklin since December 1999 and director of Franklin since 1969; officer and/or director of certain subsidiaries of Franklin; director or trustee of 40 registered investment companies managed or advised by subsidiaries of Franklin.
Kenneth A. Lewis
Age 55
Executive Vice President of Franklin since October 2007 and Chief Financial Officer of Franklin since October 2006; formerly, Senior Vice President and Treasurer of Franklin from October 2006 to October 2007, Vice President–Enterprise Risk Management of Franklin from April 2006 to October 2006 and Vice President and Treasurer of Franklin from June 2002 to April 2006; officer and/or director of certain subsidiaries of Franklin.
Craig S. Tyle
Age 56
Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer and/or director of certain subsidiaries of Franklin; officer of certain registered investment companies managed or advised by subsidiaries of Franklin.
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
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 30, 2016, the closing price of our common stock on the NYSE was $35.57 per share. At October 31, 2016, there were 3,287 stockholders of record of our common stock.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each quarterly period of the two most recently completed fiscal years:

Quarter	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
October-December	$42.23	$34.62	$59.43	$49.12
January-March	$39.94	$31.00	$55.91	$50.49
April-June	$41.24	$30.56	$52.76	$48.69
July-September	$36.99	$31.59	$49.96	$36.15
We declared regular cash dividends of $0.72 per share ($0.18 per share per quarter) in the fiscal year ended September 30, 2016 (“fiscal year 2016”). We declared regular cash dividends of $0.60 per share ($0.15 per share per quarter) and a special cash dividend of $0.50 per share in the fiscal year ended September 30, 2015 (“fiscal year 2015”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2016.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	979,592	$33.98	979,592	56,903,314
August 2016	3,137,858	$36.21	3,137,858	53,765,456
September 2016	3,080,527	$35.49	3,080,527	50,684,929
Total	7,197,977		7,197,977

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016 and October 2015, we announced that our Board of Directors authorized the repurchase of up to 50.0 million and 30.0 million additional shares of our common stock under the stock repurchase program. At September 30, 2016, 50.7 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during fiscal years 2016 and 2015.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2016	2015	2014	2013	2012
Summary of Operations (in millions)
Operating revenues	$6,618.0	$7,948.7	$8,491.4	$7,985.0	$7,101.0
Operating income	2,365.7	3,027.6	3,221.2	2,921.3	2,515.2
Operating margin	35.7%	38.1%	37.9%	36.6%	35.4%
Net income attributable to Franklin Resources, Inc.	1,726.7	2,035.3	2,384.3	2,150.2	1,931.4
Financial Data (in millions)
Total assets	$16,098.8	$16,335.7	$16,357.1	$15,390.3	$14,751.5
Debt	1,401.2	1,348.0	1,198.2	1,197.7	1,566.1
Debt of consolidated sponsored investment products and variable interest entities	682.2	807.3	950.8	1,097.4	1,211.1
Franklin Resources, Inc. stockholders’ equity	11,935.8	11,841.0	11,584.1	10,073.1	9,201.3
Operating cash flows	1,727.7	2,252.0	2,138.0	2,035.7	1,066.2
Investing cash flows	192.2	248.9	390.6	232.9	873.4
Financing cash flows	(1,800.7)	(1,612.2)	(1,195.3)	(2,018.1)	(1,084.9)
Assets Under Management (in billions)
Ending	$733.3	$770.9	$898.0	$844.7	$749.9
Average[1]	749.3	869.5	887.9	808.2	705.7
Per Common Share[2]
Earnings
Basic	$2.94	$3.29	$3.79	$3.37	$2.99
Diluted	2.94	3.29	3.79	3.37	2.98
Cash dividends declared	0.72	1.10	0.48	1.39	1.03
Book value	20.93	19.62	18.60	15.97	14.45
Employee Headcount	9,059	9,489	9,266	9,002	8,558
__________________

[1]	Represents simple monthly average AUM.

[2]
All per share amounts for the fiscal year ending September 30, 2012 have been adjusted retroactively to reflect a three-for-one split of common stock distributed to common stockholders in the form of a stock dividend in July 2013.

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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to investors globally under nine distinct brand names: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares™. We offer a broad range of SIPs under equity, hybrid, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report on Form 10-K, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales, the number of mutual fund shareholder accounts and the fee rates charged for our services, which are based on contracts with our SIPs or our clients. These arrangements could change in the future.
During the fiscal year ended September 30, 2016 (“fiscal year 2016”), the global equity financial markets experienced volatility amid ongoing concerns about economic growth in Europe, China and emerging markets, as well as continued weakness in oil prices. Volatility increased significantly in late June following the U.K.’s referendum to leave the European Union but eased during our fiscal fourth quarter. Overall equity market returns for the fiscal year were positive, evidenced by increases of 15.4% in the S&P 500 Index and 12.0% in the MSCI World Index. The global bond markets also had positive results, with the Bloomberg Barclays Global Aggregate Index increasing 8.8% for the fiscal year.
Our total AUM at September 30, 2016 was $733.3 billion, 5% lower than at September 30, 2015, primarily due to $86.5 billion of net new outflows partially offset by $53.4 billion of market appreciation and other. Simple monthly average AUM (“average AUM”) decreased 14% during fiscal year 2016.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations and registration, reporting and disclosure requirements on our business and add complexity to our global compliance operations.
Uncertainties regarding economic stabilization and improvement remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. We continuously perform reviews of our business model. As a result of such reviews, during fiscal year 2016 we implemented changes that we believe will strengthen future investment performance and position ourselves for future success. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section in Part I of this Annual Report.

RESULTS OF OPERATIONS

(in millions, except per share data)				2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
Operating revenues	$6,618.0	$7,948.7	$8,491.4	(17%)	(6%)
Operating income	2,365.7	3,027.6	3,221.2	(22%)	(6%)
Net income attributable to Franklin Resources, Inc.	1,726.7	2,035.3	2,384.3	(15%)	(15%)
Diluted earnings per share	$2.94	$3.29	$3.79	(11%)	(13%)
Operating margin[1]	35.7%	38.1%	37.9%
 ___________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $661.9 million in fiscal year 2016 as a 17% decrease in operating revenues was partially offset by a 14% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $308.6 million primarily due to the decrease in operating income, partially offset by a $143.6 million increase in investment and other income, net.
Operating income decreased $193.6 million in the fiscal year ended September 30, 2015 (“fiscal year 2015”) as a 6% decrease in operating revenues was partially offset by a 7% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $349.0 million primarily due to the decrease in operating income and a $195.4 million decrease in investment and other income, net.
Diluted earnings per share decreased in fiscal years 2016 and 2015, consistent with the decreases in net income and the impacts of 5% and 2% decreases in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)				2016 vs. 2015	2015 vs. 2014
as of September 30,	2016	2015	2014
Equity
Global/international	$200.4	$212.1	$261.5	(6%)	(19%)
United States	103.3	100.8	109.5	2%	(8%)
Total equity	303.7	312.9	371.0	(3%)	(16%)
Hybrid	137.4	138.3	159.0	(1%)	(13%)
Fixed Income
Tax-free	76.5	71.7	72.1	7%	(1%)
Taxable
Global/international	156.2	182.7	225.1	(15%)	(19%)
United States	53.4	58.5	63.8	(9%)	(8%)
Total fixed income	286.1	312.9	361.0	(9%)	(13%)
Cash Management	6.1	6.8	7.0	(10%)	(3%)
Total	$733.3	$770.9	$898.0	(5%)	(14%)
Average for the Year	$749.3	$869.5	$887.9	(14%)	(2%)
AUM at September 30, 2016 decreased 5% from September 30, 2015, primarily due to $86.5 billion of net new outflows partially offset by $53.4 billion of market appreciation and other. Average AUM was impacted by the same factors, decreasing 14% during fiscal year 2016.

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
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM			2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
Equity
Global/international	$205.1	$247.5	$262.1	(17%)	(6%)
United States	101.1	112.4	107.6	(10%)	4%
Total equity	306.2	359.9	369.7	(15%)	(3%)
Hybrid	135.5	155.3	152.7	(13%)	2%
Fixed Income
Tax-free	74.0	73.1	71.0	1%	3%
Taxable
Global/international	172.6	211.7	227.7	(18%)	(7%)
United States	54.5	62.4	60.2	(13%)	4%
Total fixed income	301.1	347.2	358.9	(13%)	(3%)
Cash Management	6.5	7.1	6.6	(8%)	8%
Total	$749.3	$869.5	$887.9	(14%)	(2%)

	Mix of Average AUM
for the fiscal years ended September 30,	2016	2015	2014
Equity
Global/international	27%	28%	30%
United States	14%	13%	12%
Total equity	41%	41%	42%
Hybrid	18%	18%	17%
Fixed Income
Tax-free	10%	9%	8%
Taxable
Global/international	23%	24%	25%
United States	7%	7%	7%
Total fixed income	40%	40%	40%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM were as follows:

(in billions)				2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
Beginning AUM	$770.9	$898.0	$844.7	(14%)	6%
Long-term sales	101.7	161.4	192.6	(37%)	(16%)
Long-term redemptions	(186.9)	(209.0)	(197.5)	(11%)	6%
Net cash management	(1.3)	(1.2)	0.3	8%	NM
Net new flows	(86.5)	(48.8)	(4.6)	77%	961%
Reinvested distributions	23.3	28.5	21.6	(18%)	32%
Net flows	(63.2)	(20.3)	17.0	211%	NM
Distributions	(27.8)	(33.8)	(26.1)	(18%)	30%
Appreciation (depreciation) and other[1]	53.4	(73.0)	62.4	NM	NM
Ending AUM	$733.3	$770.9	$898.0	(5%)	(14%)
 __________________

[1]	Includes foreign exchange revaluation.
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2016	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	21.9	13.7	14.3	8.9	34.2	8.7	—	101.7
Long-term redemptions	(48.9)	(24.1)	(26.8)	(8.8)	(62.5)	(15.8)	—	(186.9)
Net exchanges	(1.1)	0.6	(0.4)	0.8	(0.5)	0.1	0.5	—
Net cash management	—	—	—	—	—	—	(1.3)	(1.3)
Net new flows	(28.1)	(9.8)	(12.9)	0.9	(28.8)	(7.0)	(0.8)	(86.5)
Reinvested distributions	4.3	5.8	5.8	2.0	4.2	1.2	—	23.3
Net flows	(23.8)	(4.0)	(7.1)	2.9	(24.6)	(5.8)	(0.8)	(63.2)
Distributions	(5.0)	(6.3)	(6.5)	(2.4)	(5.7)	(1.9)	—	(27.8)
Appreciation and other[1]	17.1	12.8	12.7	4.3	3.8	2.6	0.1	53.4
AUM at September 30, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
 __________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2015	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	40.3	19.2	24.1	8.2	56.1	13.5	—	161.4
Long-term redemptions	(55.3)	(26.3)	(28.4)	(10.3)	(72.8)	(15.9)	—	(209.0)
Net exchanges	0.2	1.1	(0.5)	—	(1.6)	(0.1)	0.9	—
Net cash management	—	—	—	—	—	—	(1.2)	(1.2)
Net new flows	(14.8)	(6.0)	(4.8)	(2.1)	(18.3)	(2.5)	(0.3)	(48.8)
Reinvested distributions	5.6	5.7	6.0	2.0	7.5	1.7	—	28.5
Net flows	(9.2)	(0.3)	1.2	(0.1)	(10.8)	(0.8)	(0.3)	(20.3)
Distributions	(6.6)	(6.0)	(6.8)	(2.6)	(9.5)	(2.3)	—	(33.8)
Appreciation (depreciation) and other[1]	(33.6)	(2.4)	(15.1)	2.3	(22.1)	(2.2)	0.1	(73.0)
AUM at September 30, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
 __________________

[1]	Includes foreign exchange revaluation.

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2014	Global/International	United States	Hybrid	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2013	$243.9	$97.2	$137.5	$72.4	$228.8	$58.3	$6.6	$844.7
Long-term sales	51.5	24.3	31.5	8.2	60.8	16.3	—	192.6
Long-term redemptions	(54.1)	(24.7)	(23.4)	(13.2)	(66.7)	(15.4)	—	(197.5)
Net exchanges	0.5	0.6	1.8	(1.0)	(2.1)	—	0.2	—
Net cash management	—	—	—	—	—	—	0.3	0.3
Net new flows	(2.1)	0.2	9.9	(6.0)	(8.0)	0.9	0.5	(4.6)
Reinvested distributions	3.9	3.5	5.3	2.4	4.9	1.6	—	21.6
Net flows	1.8	3.7	15.2	(3.6)	(3.1)	2.5	0.5	17.0
Distributions	(4.4)	(3.7)	(6.1)	(2.9)	(6.8)	(2.2)	—	(26.1)
Appreciation (depreciation) and other[1]	20.2	12.3	12.4	6.2	6.2	5.2	(0.1)	62.4
AUM at September 30, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
 __________________

[1]	Includes foreign exchange revaluation.
AUM decreased $37.6 billion or 5% during fiscal year 2016, primarily due to $86.5 billion of net new outflows partially offset by $53.4 billion of market appreciation and other, which includes a $2.4 billion increase due to foreign exchange revaluation. Long-term sales decreased 37% to $101.7 billion from the prior year, and long-term redemptions decreased 11% to $186.9 billion. Both declines occurred in all long-term investment objectives, primarily in global/international products, with the exception of tax-free fixed income sales. The market appreciation occurred in all investment objectives and reflected positive returns in global markets, as evidenced by increases in the MSCI World index of 12.0%, the S&P 500 index of 15.4% and the Bloomberg Barclays Global Aggregate Index of 8.8%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM as of September 30, 2016.
AUM decreased $127.1 billion or 14% during fiscal year 2015, primarily due to $73.0 billion of market depreciation and other, which includes a $15.1 billion decrease due to foreign exchange revaluation, and $48.8 billion of net new outflows. The market depreciation occurred in all long-term investment objectives with the exception of tax-free fixed income, and reflected negative returns in global markets, as evidenced by decreases in the MSCI World and S&P 500 indexes of 4.6% and 0.6%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 13% of total AUM as of September 30, 2015, and was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Euro. Long-term sales decreased 16% to $161.4 billion from the prior year due to lower sales of products in all long-term investment objectives with the exception of tax-free fixed income. Long-term redemptions increased 6% to $209.0 billion primarily due to higher redemptions in global/international fixed income and hybrid products.
Average AUM by sales region is shown below.

(in billions)				2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
United States	$507.4	$577.9	$578.8	(12%)	0%
International
Europe, the Middle East and Africa	108.9	137.9	149.5	(21%)	(8%)
Asia-Pacific	82.7	90.0	91.6	(8%)	(2%)
Canada	31.3	36.2	39.0	(14%)	(7%)
Latin America[1]	19.0	27.5	29.0	(31%)	(5%)
Total international	$241.9	$291.6	$309.1	(17%)	(6%)
Total	$749.3	$869.5	$887.9	(14%)	(2%)
 _____________
1    Latin America sales region includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 68%, 66% and 65% for fiscal years 2016, 2015 and 2014.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 84% of AUM exceeding the benchmarks and at least 90% of AUM exceeding the peer group medians for the five- and ten-year periods ended September 30, 2016. The comparisons for these products to the benchmark and peer group median for the three-year period decreased significantly from September 30, 2015, primarily due to lower performance by three funds which collectively represent approximately 60% of this category. However, the comparisons have increased significantly from the prior year for our hybrid products versus the one-year period benchmark and one-year and five-year period peer group medians, and for our taxable U.S. fixed income products versus the one-year period benchmark and peer group median. The hybrid products increase was primarily due to higher performance by a fund which represents approximately 70% of this category. The performance of our equity products has mostly lagged the benchmarks during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2016	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	25%	13%	25%	47%	40%	30%	55%	52%
United States	38%	20%	6%	32%	77%	61%	52%	71%
Total equity	30%	15%	18%	41%	55%	42%	54%	60%
Hybrid	81%	8%	9%	8%	90%	9%	87%	94%
Fixed Income
Tax-free	44%	63%	55%	39%	44%	60%	48%	88%
Taxable
Global/international	5%	8%	84%	88%	6%	3%	90%	93%
United States	52%	32%	68%	55%	39%	14%	27%	54%
Total fixed income	24%	29%	72%	66%	24%	24%	64%	84%
 _____________

[1]	AUM measured in the benchmark and peer group rankings represents 89% and 81% of our total AUM as of September 30, 2016.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

[3]
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

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and funds acquired in fiscal year 2013 are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 18, 2016 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
Investment management fees	$4,471.7	$5,327.8	$5,565.7	(16%)	(4%)
Sales and distribution fees	1,806.4	2,252.4	2,546.4	(20%)	(12%)
Shareholder servicing fees	243.6	262.8	281.1	(7%)	(7%)
Other	96.3	105.7	98.2	(9%)	8%
Total Operating Revenues	$6,618.0	$7,948.7	$8,491.4	(17%)	(6%)

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
Investment management fees decreased $856.1 million in fiscal year 2016 primarily due to a 14% decrease in average AUM and the impact of a lower effective fee rate. Investment management fees decreased $237.9 million in fiscal year 2015 primarily due to a 2% decrease in average AUM and the impact of a lower effective fee rate. The decrease in average AUM in fiscal year 2016 occurred in all sales regions and primarily in the global/international and hybrid investment objectives. The decrease in average AUM in fiscal year 2015 primarily occurred in the international sales regions and in the global/international investment objectives, partially offset by slight increases in the other investment objectives.
Our effective investment management fee rate (investment management fees divided by average AUM) was 59.7, 61.3 and 62.7 basis points for fiscal years 2016, 2015 and 2014. The rate decrease in fiscal year 2016 was primarily due to higher weightings of AUM in U.S. products and in lower fee products in the global/international investment objectives in the Europe, Middle East and Africa and Asia-Pacific sales regions, partially offset by higher performance fees. The rate decrease in fiscal year 2015 was primarily due to higher weightings of AUM in U.S. products and in lower fee products in the global/international investment objectives in the Europe, Middle East and Africa sales region, as well as lower performance fees.
Performance-based investment management fees were $26.5 million, $19.8 million and $50.9 million for fiscal years 2016, 2015 and 2014. The higher fees in fiscal year 2014 were primarily related to fund of hedge funds products.
U.S. industry asset-weighted average management fee rates were as follows1:

(in basis points)	Industry Average
for the fiscal years ended September 30,	2016	2015	2014
Equity
Global/international	53	55	58
United States	37	39	41
Hybrid	50	52	53
Fixed Income
Tax-free	35	35	35
Taxable
Global/international[2]	43	46	55
United States	33	35	37
Cash Management	10	9	11
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Thomson Reuters Company, as of September 30, 2016, 2015 and 2014 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund of fund products are not included.

[2]	The decreases in the average rate in fiscal years 2016 and 2015 reflect lower weightings of two large higher fee funds and higher weightings of a large low fee fund.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
Asset-based fees	$1,410.6	$1,698.9	$1,823.3	(17%)	(7%)
Sales-based fees	386.4	542.8	711.7	(29%)	(24%)
Contingent sales charges	9.4	10.7	11.4	(12%)	(6%)
Sales and Distribution Fees	$1,806.4	$2,252.4	$2,546.4	(20%)	(12%)
Asset-based distribution fees decreased $288.3 million and $124.4 million in fiscal years 2016 and 2015, primarily due to decreases of $273.1 million and $118.9 million from 14% and 5% decreases in the related average AUM. The decrease in fiscal year 2016 also includes $11.3 million from the implementation of lower Rule 12b-1 Plan fee rates for certain funds effective August 1, 2015.
Sales-based fees decreased $156.4 million and $168.9 million in fiscal years 2016 and 2015, primarily due to decreases of $158.5 million and $193.9 million from 29% and 28% decreases in total commissionable sales. The decrease in fiscal year 2015 was partially offset by a $30.5 million increase due to a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales fees than non-U.S. products. Commissionable sales represented 12% of total sales for fiscal years 2016 and 2014, and 10% for fiscal year 2015.
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

Shareholder servicing fees decreased $19.2 million in fiscal year 2016, primarily due to decreases of $9.5 million from SIPs in Europe resulting from lower levels of related AUM and $9.4 million from SIPs in the U.S. resulting from a decrease in active accounts.
Shareholder servicing fees decreased $18.3 million in fiscal year 2015. The decrease primarily consisted of $10.2 million from the change in fee structure in Canada and $9.2 million related to fees for trust services that are bundled with investment management services and presented in investment management fees effective October 1, 2014.
Other
Other revenue decreased $9.4 million in fiscal year 2016 primarily due to a $10.5 million decrease in interest and dividend income from consolidated SIPs. Other revenue increased $7.5 million in fiscal year 2015 primarily due to an $11.3 million increase in interest and dividend income from consolidated SIPs, partially offset by a $4.6 million decrease in banking-related net revenues as we terminated our banking business in fiscal year 2014.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,
Sales, distribution and marketing	$2,209.9	$2,762.3	$3,088.2	(20%)	(11%)
Compensation and benefits	1,360.9	1,453.3	1,467.9	(6%)	(1%)
Information systems and technology	207.3	224.3	216.3	(8%)	4%
Occupancy	134.1	132.7	137.7	1%	(4%)
General, administrative and other	340.1	348.5	360.1	(2%)	(3%)
Total Operating Expenses	$4,252.3	$4,921.1	$5,270.2	(14%)	(7%)
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
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,
Asset-based expenses	$1,792.7	$2,161.0	$2,307.2	(17%)	(6%)
Sales-based expenses	342.0	488.5	653.2	(30%)	(25%)
Amortization of deferred sales commissions	75.2	112.8	127.8	(33%)	(12%)
Sales, Distribution and Marketing	$2,209.9	$2,762.3	$3,088.2	(20%)	(11%)

Asset-based expenses decreased $368.3 million and $146.2 million in fiscal years 2016 and 2015 primarily due to $352.4 million and $168.5 million of decreases in distribution expense from 14% and 5% decreases in the related average AUM. The decrease in fiscal year 2015 was partially offset by a $26.6 million increase in marketing support expense primarily due to a change in fee structure for certain service providers effective January 2015 from sales-based fees to asset-based fees. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $146.5 million in fiscal year 2016 primarily due to $133.7 million from a 29% decrease in commissionable sales. The decrease also included $6.7 million in India primarily related to lower sales and regulatory-driven changes in fee structure, and $6.6 million from lower marketing support expense primarily resulting from the change in fee structure for certain service providers and lower related sales.
Sales-based expenses decreased $164.7 million in fiscal year 2015 primarily due to $168.3 million from a 28% decrease in commissionable sales and $17.1 million from lower marketing support expense from the change in fee structure for certain service providers. These decreases were partially offset by increases of $14.0 million related to a higher mix of U.S. product commissionable sales and $12.8 million related to a regulatory-driven change in fee structure in India in effect from November 2014 to May 2015 under which we assumed responsibility for commission expenses previously paid by the local fund products in exchange for offsetting additional investment management fees. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions decreased $37.6 million and $15.0 million in fiscal years 2016 and 2015 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors. The decrease in fiscal year 2016 also includes $7.6 million related to accelerated amortization in prior years and $5.1 million of adjustments related to prior-year amortization expense.
Compensation and Benefits
Compensation and benefit expenses decreased $92.4 million in fiscal year 2016 due to a $108.4 million decrease in variable compensation, partially offset by a $16.0 million increase in salaries, wages and benefits. The variable compensation decrease was primarily due to $81.2 million related to our lower performance, as well as $8.9 million related to private equity and other product performance fees. The increase in salaries, wages and benefits was primarily due to increases of $55.7 million in termination benefits and $18.0 million for annual merit salary adjustments that were effective December 1, 2015, largely offset by decreases of $35.0 million from lower staffing levels and $16.2 million from favorable currency impacts. The increase in termination benefits is primarily due to special benefits related to the voluntary separation of approximately 300 employees. We may incur additional termination benefit expenses as we continue to implement changes to our business.
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
Variable compensation as a percentage of compensation and benefits was 33%, 38% and 39% for fiscal years 2016, 2015 and 2014. At September 30, 2016, our global workforce had decreased to approximately 9,100 employees from approximately 9,500 employees at September 30, 2015.
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

Information Systems and Technology
Information systems and technology expenses decreased $17.0 million in fiscal year 2016 primarily due to lower technical consulting costs. Information systems and technology expenses increased $8.0 million in fiscal year 2015 primarily due to higher software, technical consulting and external data service costs.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Net carrying value at beginning of year	$89.8	$85.5	$93.5
Additions, net of disposals	46.2	50.8	37.4
Amortization	(47.9)	(46.5)	(45.4)
Net Carrying Value at End of Year	$88.1	$89.8	$85.5
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $1.4 million in fiscal year 2016 primarily due to higher rent expense, substantially offset by lower building maintenance costs and depreciation. Occupancy expenses decreased $5.0 million in fiscal year 2015 primarily due to lower building maintenance costs and property taxes.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion costs, corporate travel and entertainment, and other miscellaneous expenses. Effective January 1, 2014, we assumed responsibility for certain operating expenses of our Canadian funds in exchange for an AUM-based administration fee.
General, administrative and other operating expenses decreased $8.4 million in fiscal year 2016 primarily due to lower levels of travel and entertainment, contingent consideration expense, and advertising and promotion, partially offset by higher levels of net intangible asset expenses, consolidated SIPs expenses, professional fees and third-party servicing fees. Corporate cost reduction initiatives resulted in decreases of $14.7 million in corporate travel and entertainment expenses and $10.6 million in advertising and promotion expenses. The change in the fair value of the contingent consideration liability for the K2 Advisors Holdings, LLC (“K2”) acquisition decreased $14.5 million primarily due to lowered estimates of K2’s future revenues and profits. Net expenses from definite-lived intangible assets, primarily related to the K2 acquisition, increased $10.3 million as $20.0 million of increased impairment due to higher investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees was offset by a related $9.7 million decrease in amortization. Consolidated SIPs expenses increased $9.0 million, professional fees increased $6.2 million related to various corporate activities, and third-party service fees increased $5.5 million primarily due to higher sub-advisory expenses.
General, administrative and other operating expenses decreased $11.6 million in fiscal year 2015 primarily due to lower professional fees, consolidated SIPs expenses, third-party service fees and non-executive directors’ compensation, partially offset by intangible asset impairment and higher contingent consideration and Canadian fund expenses. Professional fees decreased $13.2 million primarily due to fees incurred in the prior year for various corporate activities including the winding down of our banking business. Consolidated SIPs expenses decreased $11.8 million. Third-party service fees decreased $5.1 million primarily due to lower AUM and fund-related service fees. Non-executive directors’ compensation decreased $4.4 million primarily due to the impact of a decrease in our stock price on the deferred portion. The decreases were partially offset by $8.2 million of impairment of definite-lived intangible assets, a $7.0 million increase in the change in the fair value of the contingent consideration liability for K2 primarily due to revised estimates of K2’s future revenues and profits, and a $6.6 million increase in Canadian fund expenses.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) were as follows:

(in millions)				2016 vs. 2015	2015 vs. 2014
for the fiscal years ended September 30,	2016	2015	2014
Investment and other income, net	$184.0	$40.4	$235.8	355%	(83%)
Interest expense	(49.9)	(39.6)	(47.4)	26%	(16%)
Other Income, Net	$134.1	$0.8	$188.4	NM	(100%)
Investment and other income, net consists primarily of interest and dividend income, income (losses) from equity method investees, gains (losses) on trading investment securities and investments of consolidated SIPs, realized gains (losses) on sale of available-for-sale investment securities, and foreign currency exchange gains (losses).
Other income, net increased $133.3 million in fiscal year 2016 primarily due to higher market valuations, which resulted in net investment income and gains, and higher interest income, partially offset by unfavorable impacts from foreign currency exchange and investments of consolidated SIPs. Equity method investees generated income of $56.7 million as compared to losses of $63.2 million in the prior year, and trading investment securities generated net gains of $50.1 million as compared to net losses of $22.3 million in the prior year. Interest income increased $25.7 million primarily due to higher levels of debt securities and cash equivalents. These increases were partially offset by $2.9 million of foreign currency exchange net losses as compared to net gains of $57.0 million in the prior year primarily from strengthening of the U.S. dollar against the Euro, and $13.5 million of net losses on investments of consolidated SIPs as compared to net gains of $18.0 million in the prior year.
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

The consolidated cash, cash equivalents and investments portfolio by investment objective at September 30, 2016, including assets of consolidated SIPs and variable interest entities (“VIEs”), was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs and VIEs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,483.3	68%	$—	0%	$236.2	14%
Investment Securities
Equity
Global/international	692.4	6%	6.1	0%	657.4	37%
United States	4.3	0%	0.3	0%	2.7	0%
Total equity	696.7	6%	6.4	0%	660.1	37%
Hybrid	224.2	2%	75.3	7%	81.5	5%
Fixed Income
Tax-free	1.6	0%	—	0%	—	0%
Taxable
Global/international	1,022.3	8%	578.9	52%	264.7	15%
United States	991.9	8%	461.3	41%	507.1	29%
Total fixed income	2,015.8	16%	1,040.2	93%	771.8	44%
Total investment securities	2,936.7	24%	1,121.9	100%	1,513.4	86%
Other Investments	993.3	8%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,413.3	100%	$1,121.9	100%	$1,749.6	100%

Investments of consolidated SIPs and VIEs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $709.6 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
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
Our effective income tax rate for fiscal year 2016 was 29.7% as compared to 30.5% in fiscal year 2015 and 29.3% in fiscal year 2014. The rate decrease in fiscal year 2016 was primarily due to a higher mix of earnings in lower tax jurisdictions partially offset by a decrease in net income attributable to noncontrolling interests. The rate increase in fiscal year 2015 was primarily due to a higher mix of earnings in higher tax jurisdictions and higher non-U.S. taxes following an income tax ruling effective October 1, 2014, partially offset by the recognition of tax benefits as a result of the expiration of statutes of limitations in various U.S. and non-U.S. jurisdictions and an increase in net income attributable to noncontrolling interests.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Cash Flow Data
Operating cash flows	$1,727.7	$2,252.0	$2,138.0
Investing cash flows	192.2	248.9	390.6
Financing cash flows	(1,800.7)	(1,612.2)	(1,195.3)
Net cash provided by operating activities decreased in fiscal year 2016 primarily due to a decrease in net income and losses from investments in equity method investees as compared to income in the prior year. Net cash provided by investing activities decreased mainly due to lower liquidations, net of purchases, of the Company’s investments and investments of consolidated SIPs, and higher net additions of property and equipment, partially offset by higher net liquidations of investments by consolidated VIEs. Net cash used in financing activities increased primarily due to higher repurchases of common stock, prior-year proceeds from issuance of debt, net of repayments, and net distributions from consolidated SIPs by noncontrolling interests as compared to net subscriptions in the prior year, partially offset by lower dividends paid on common stock.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2016	2015	2014
Assets
Cash and cash equivalents	$8,247.1	$8,184.9	$7,476.8
Receivables	746.4	816.5	910.8
Investments	1,896.7	2,105.8	2,239.2
Total Liquid Assets	$10,890.2	$11,107.2	$10,626.8
Liability
Debt	$1,401.2	$1,348.0	$1,198.2

Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents primarily consist of debt instruments with original maturities of three months or less at the purchase date, money market funds, time deposits with maturities of three months or less, and deposits with financial institutions. Liquid investments consist of trading and available-for-sale securities, investments in equity method investees consisting of mutual fund SIPs, direct investments in redeemable consolidated SIPs, and time deposits with maturities greater than three months.
Cash and cash equivalents at September 30, 2016 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 28% and 72% at September 30, 2016, and 33% and 67% at September 30, 2015.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At September 30, 2016, our U.S. and non-U.S. subsidiaries held $874.6 million and $2,220.8 million of liquid assets to satisfy operational and regulatory requirements and fund capital contributions to our SIPs, as compared to $1,152.0 million and $1,732.7 million held at September 30, 2015. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $4.7 million and $345.7 million at September 30, 2016 and $105.8 million and $404.0 million at September 30, 2015.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2016, $1,348.5 million of the notes were outstanding with an aggregate face value of $1,350.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 1.375% per annum which mature in 2017, $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. Interest on the loan is payable monthly, and the loan may be prepaid without penalty. To secure the loan, we concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary located in India, maintain a specified minimum level of capital. In September 2016,we prepaid 2.8 billion Indian Rupees ($41.2 million) of the loan. The loan had a carrying value of $52.7 million at September 30, 2016.
We were in compliance with all debt covenants at September 30, 2016.
At September 30, 2016, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.72 per share ($0.18 per share per quarter) in fiscal year 2016, and regular cash dividends of $0.60 per share ($0.15 per share per quarter) and a special cash dividend of $0.50 per share in fiscal year 2015. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations.
During fiscal years 2016 and 2015, we repurchased 36.6 million and 22.5 million shares of our common stock at a cost of $1,324.3 million and $1,059.8 million. In June 2016 and October 2015, our Board of Directors authorized the repurchase of up to 50.0 million and 30.0 million additional shares of our common stock under the stock repurchase program. At September 30, 2016, 50.7 million shares remained available for repurchase under the program, which is not subject to an expiration date.
During fiscal years 2016 and 2015, we redeemed $514.2 million and $70.0 million, net of investments, from our SIPs.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. During fiscal year 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITY
The following table summarizes our contractual obligations, commitments and contingent liability.

(in millions)	Payments Due by Fiscal Year
as of September 30, 2016	2017	2018	2019	2020	2021	There-after	Total
Debt
Principal[1]	$352.4	$—	$—	$349.9	$—	$698.9	$1,401.2
Interest	42.9	36.0	36.0	36.0	19.8	48.3	219.0
Operating leases	44.7	43.1	39.0	31.6	28.0	190.2	376.6
Purchase obligations[2]	119.9	116.3	63.1	11.9	4.7	7.2	323.1
Total Contractual Obligations	559.9	195.4	138.1	429.4	52.5	944.6	2,319.9
Committed capital contributions[3]	35.2	—	—	—	—	—	35.2
Contingent consideration liability[4]	38.1	37.9	40.2	—	—	—	116.2
Total Contractual Obligations, Commitments and Contingent Liability	$633.2	$233.3	$178.3	$429.4	$52.5	$944.6	$2,471.3
 __________________

[1]	Debt principal represents carrying amount.

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

[4]	Contingent consideration liability relates to the Company’s commitment to acquire the remaining interests in K2.
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
At September 30, 2016, our consolidated balance sheet included liabilities for unrecognized tax benefits of $82.1 million and related accrued interest of $9.6 million (see Note 10 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). Because of the high degree of uncertainty regarding the timing and amounts of future cash outflows, unrecognized tax benefits and related accrued interest have not been included in the table above.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
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
Under both models, the key estimates and assumptions used in the analyses include the amount of AUM, investment management fee rates, the life of the investment product, prepayment rates, and the discount rate. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. Collateralized assets of CLOs are impacted by market volatility and prepayment rates. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2016, we were the primary beneficiary of three CLOs and one other SIP VIE.
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
As of September 30, 2016, Level 3 assets represented 30% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 92% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during fiscal year 2016.
Following are descriptions of the significant assets and liabilities measured at fair value, including the fair value methodologies used and hierarchy levels.
Investment Securities, Trading consist primarily of nonconsolidated SIPs and to a lesser extent, debt and other equity securities. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair values of certain debt and the other equity securities are primarily determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are classified Level 2. The fair value of other debt securities is determined using discounted cash flow techniques and they are classified as Level 3.
Investment Securities, Available-for-Sale consist primarily of nonconsolidated SIPs and to a lesser extent, debt and other equity securities. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes and they are classified as Level 2. The fair value of other equity securities is determined using quoted market prices and they are classified as Level 1.
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
Investments of Consolidated VIEs consist substantially of corporate debt securities. The fair value is primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2.

Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts resulting from business acquisitions. We amortize these intangible assets over their estimated useful lives, which range from six to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
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
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2016. We did not recognize any impairment on goodwill or indefinite-lived intangible assets because the estimated fair values of our reporting unit and our indefinite-lived intangible assets exceeded their carrying values by more than 100%. We estimated the discounted future cash flows for goodwill and 81% of our indefinite-lived intangible assets using 4.0% and 1.5% compounded annual AUM growth rates, which were developed taking into account ongoing volatility in the capital markets, and a discount rate of 11.2%. A hypothetical 500 basis point decline in the AUM growth rate or a 500 basis point increase in the discount rate would not reduce the estimated fair values of our reporting unit or indefinite-lived intangible assets below their carrying values.
We subsequently monitor market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2016. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2016, there were no impairments to goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.

We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and AUM growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives, which are developed taking into consideration ongoing market conditions. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through the related undiscounted cash flows, the impairment loss is measured based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.
As of September 30, 2016, the undiscounted future cash flow projections for substantially all of our definite-lived intangible assets exceeded their carrying values by at least 60%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (12.0%) to 2.0%. As of September 30, 2016, a decline in these assets’ related AUM of 43% could cause us to evaluate whether their fair value is below the carrying value. We recognized $28.2 million of impairment of definite-lived intangible assets during fiscal year 2016 due to declines in AUM growth rate and effective fee rate assumptions.
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
Pricing of the securities held by SIPs is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2016, our total AUM by fair value hierarchy level was 52% Level 1, 47% Level 2 and 1% Level 3.
As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM. While recent economic conditions have resulted in ongoing market volatility, the fair value of substantially all of the securities held by SIPs continues to be derived from observable market inputs.
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

As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for income previously taxed in the U.S., subject to regulatory or legal repatriation restrictions or requirements, and the excess net earnings reduced by cash needs for operational and regulatory capital requirements, capital management plans and capital expenditure plans of our Canadian and U.K. subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $8.5 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2016. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2016 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31		March 31	June 30	September 30
Fiscal year 2016
Operating revenues	$1,758.0		$1,613.9	$1,634.3	$1,611.8
Operating income	653.6		537.3	595.4	579.4
Net income attributable to Franklin Resources, Inc.	447.8		360.4	446.4	472.1
Earnings per share
Basic	$0.74		$0.61	$0.77	$0.82
Diluted	0.74		0.61	0.77	0.82
Dividends declared per share	$0.18		$0.18	$0.18	$0.18
Common stock price per share
High	$42.23		$39.94	$41.24	$36.99
Low	34.62		31.00	30.56	31.59
AUM (in billions)
Ending	$763.9		$742.6	$732.1	$733.3
Average	781.5		737.1	739.8	736.4

Fiscal year 2015
Operating revenues	$2,064.3		$2,009.8	$2,000.8	$1,873.8
Operating income	782.0		757.7	769.8	718.1
Net income attributable to Franklin Resources, Inc.	566.4		606.5	504.2	358.2
Earnings per share
Basic	$0.91		$0.98	$0.82	$0.59
Diluted	0.91		0.98	0.82	0.59
Dividends declared per share	$0.65	[1]	$0.15	$0.15	$0.15
Common stock price per share
High	$59.43		$55.91	$52.76	$49.96
Low	49.12		50.49	48.69	36.15
AUM (in billions)
Ending	$880.1		$880.6	$866.5	$770.9
Average	894.1		881.6	882.6	824.5
 __________

[1]	Includes a special cash dividend of $0.50 per share.
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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2016 would have resulted in an increase or decrease in pre-tax earnings of $406.3 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,241.9 million at September 30, 2016. Our exposure to interest rate risks from investments in SIPs is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market or region. We had no exposure to changes in interest rates from debt obligations at September 30, 2016 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2016, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next twelve months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Indian Rupee, Euro, Canadian dollar and Pound Sterling. These assets accounted for 8% of the total cash and cash equivalents and investments at September 30, 2016. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 5% of the total cash and cash equivalents and investments at September 30, 2016. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.

A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2016 would result in a $78.2 million increase in accumulated other comprehensive income (loss) and a $41.4 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2016. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated SIPs and consolidated VIEs would result in a $153.6 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$1,121.9	$1,234.1	$1,009.7
Investment securities, available-for-sale	301.4	331.5	271.3
Direct investments in consolidated SIPs and consolidated VIEs	413.7	455.1	372.3
Total	$1,837.0	$2,020.7	$1,653.3

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2016, 2015 and 2014.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 14, 2016

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2016	2015	2014
Operating Revenues
Investment management fees	$4,471.7	$5,327.8	$5,565.7
Sales and distribution fees	1,806.4	2,252.4	2,546.4
Shareholder servicing fees	243.6	262.8	281.1
Other	96.3	105.7	98.2
Total operating revenues	6,618.0	7,948.7	8,491.4
Operating Expenses
Sales, distribution and marketing	2,209.9	2,762.3	3,088.2
Compensation and benefits	1,360.9	1,453.3	1,467.9
Information systems and technology	207.3	224.3	216.3
Occupancy	134.1	132.7	137.7
General, administrative and other	340.1	348.5	360.1
Total operating expenses	4,252.3	4,921.1	5,270.2
Operating Income	2,365.7	3,027.6	3,221.2
Other Income (Expenses)
Investment and other income, net	184.0	40.4	235.8
Interest expense	(49.9)	(39.6)	(47.4)
Other income, net	134.1	0.8	188.4
Income before taxes	2,499.8	3,028.4	3,409.6
Taxes on income	742.1	923.7	997.9
Net income	1,757.7	2,104.7	2,411.7
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	29.4	75.5	6.8
Redeemable noncontrolling interests	1.6	(6.1)	20.6
Net Income Attributable to Franklin Resources, Inc.	$1,726.7	$2,035.3	$2,384.3

Earnings per Share
Basic	$2.94	$3.29	$3.79
Diluted	2.94	3.29	3.79
Dividends Declared per Share	$0.72	$1.10	$0.48

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Net Income	$1,757.7	$2,104.7	$2,411.7
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(12.5)	(11.7)	(40.9)
Currency translation adjustments, net of tax	(18.3)	(184.2)	(80.4)
Net unrealized losses on defined benefit plans, net of tax	(2.4)	(0.6)	(2.5)
Total other comprehensive loss	(33.2)	(196.5)	(123.8)
Total comprehensive income	1,724.5	1,908.2	2,287.9
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	29.4	75.5	6.8
Redeemable noncontrolling interests	1.6	(6.1)	20.6
Comprehensive Income Attributable to Franklin Resources, Inc.	$1,693.5	$1,838.8	$2,260.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2016	2015
Assets
Cash and cash equivalents	$8,247.1	$8,184.9
Receivables	794.3	838.0
Investments (including $1,437.6 and $1,712.3 at fair value at September 30, 2016 and 2015)	2,416.6	2,459.2
Assets of consolidated sponsored investment products
Cash and cash equivalents	89.8	108.5
Investments, at fair value	1,025.6	977.4
Assets of consolidated variable interest entities
Cash and cash equivalents	146.4	74.7
Investments, at fair value	487.8	672.5
Property and equipment, net	523.2	510.1
Goodwill and other intangible assets, net	2,211.3	2,257.0
Other	156.7	253.4
Total Assets	$16,098.8	$16,335.7
Liabilities
Compensation and benefits	$357.4	$433.2
Accounts payable and accrued expenses	233.3	232.1
Dividends	104.6	92.6
Commissions	302.0	359.9
Debt	1,401.2	1,348.0
Debt of consolidated sponsored investment products	75.0	81.2
Debt of consolidated variable interest entities	607.2	726.1
Deferred taxes	161.5	241.4
Other	267.3	265.8
Total liabilities	3,509.5	3,780.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	61.1	59.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 570,345,156 and 603,517,181 shares issued and outstanding at September 30, 2016 and 2015	57.0	60.4
Retained earnings	12,226.2	12,094.8
Accumulated other comprehensive loss	(347.4)	(314.2)
Total Franklin Resources, Inc. stockholders’ equity	11,935.8	11,841.0
Nonredeemable noncontrolling interests	592.4	654.8
Total stockholders’ equity	12,528.2	12,495.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,098.8	$16,335.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2016, 2015 and 2014	Shares	Amount
Balance at October 1, 2013	630.9	$63.1	$—	$9,991.2	$12.7	$6.1	$10,073.1	$612.4	$10,685.5
Net income				2,384.3			2,384.3	6.8	2,391.1
Net income reclassified to appropriated retained earnings					1.2		1.2	(1.2)
Other comprehensive loss						(123.8)	(123.8)		(123.8)
Cash dividends declared on common stock				(301.7)			(301.7)		(301.7)
Repurchase of common stock	(11.5)	(1.1)	(172.9)	(448.2)			(622.2)		(622.2)
Issuance of common stock	3.5	0.3	148.9				149.2		149.2
Tax benefit from stock-based compensation			13.3				13.3		13.3
Stock-based compensation			10.7				10.7		10.7
Net subscriptions								10.3	10.3
Balance at September 30, 2014	622.9	$62.3	$—	$11,625.6	$13.9	$(117.7)	$11,584.1	$628.3	$12,212.4
Adjustment for adoption of new accounting guidance				(0.3)	(13.9)		(14.2)		(14.2)
Net income				2,035.3			2,035.3	75.5	2,110.8
Other comprehensive loss						(196.5)	(196.5)		(196.5)
Cash dividends declared on common stock				(682.1)			(682.1)		(682.1)
Repurchase of common stock	(22.5)	(2.2)	(173.9)	(883.7)			(1,059.8)		(1,059.8)
Issuance of common stock	3.1	0.3	154.5				154.8		154.8
Tax benefit from stock-based compensation			10.9				10.9		10.9
Stock-based compensation			8.5				8.5		8.5
Net distributions								(49.0)	(49.0)
Balance at September 30, 2015	603.5	$60.4	$—	$12,094.8	$—	$(314.2)	$11,841.0	$654.8	$12,495.8
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Income (Loss)	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2016, 2015 and 2014	Shares	Amount
Balance at September 30, 2015	603.5	$60.4	$—	$12,094.8	$—	$(314.2)	$11,841.0	$654.8	$12,495.8
Net income				1,726.7			1,726.7	29.4	1,756.1
Other comprehensive loss						(33.2)	(33.2)		(33.2)
Cash dividends declared on common stock				(420.7)			(420.7)		(420.7)
Repurchase of common stock	(36.6)	(3.7)	(146.0)	(1,174.6)			(1,324.3)		(1,324.3)
Issuance of common stock	3.4	0.3	149.8				150.1		150.1
Tax shortfall from stock-based compensation			(5.9)				(5.9)		(5.9)
Stock-based compensation			2.1				2.1		2.1
Net distributions								(91.8)	(91.8)
Balance at September 30, 2016	570.3	$57.0	$—	$12,226.2	$—	$(347.4)	$11,935.8	$592.4	$12,528.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Net Income	$1,757.7	$2,104.7	$2,411.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	75.2	112.8	127.8
Depreciation and other amortization	87.1	97.4	94.6
Impairment of intangible assets	28.2	8.2	—
Stock-based compensation	131.5	140.0	127.7
Excess tax benefit from stock-based compensation	(0.8)	(11.0)	(12.2)
Gains on sale of assets	(29.7)	(31.6)	(59.7)
Losses (income) from investments in equity method investees	(56.7)	63.2	(68.1)
Net losses (gains) on other investments of consolidated sponsored investment products	19.7	(28.9)	(16.9)
Net gains of consolidated variable interest entities	(5.4)	(6.0)	(6.1)
Other	20.5	9.1	6.1
Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	(10.8)	45.2	(113.7)
Decrease (increase) in trading securities, net	120.4	23.3	(80.2)
Increase in trading securities of consolidated sponsored investment products, net	(242.3)	(181.1)	(482.9)
Originations of loans held for sale	—	—	(38.3)
Proceeds from sale of loans originated for resale	—	—	38.4
Increase (decrease) in accrued compensation and benefits	(76.7)	(16.7)	24.3
Increase (decrease) in commissions payable	(57.9)	(80.4)	2.6
Increase (decrease) in income taxes payable	(14.0)	20.0	15.8
Increase (decrease) in other liabilities	(18.3)	(16.2)	167.1
Net cash provided by operating activities	1,727.7	2,252.0	2,138.0
Purchase of investments	(367.8)	(297.2)	(303.2)
Liquidation of investments	405.2	405.5	583.9
Purchase of investments by consolidated sponsored investment products	(78.5)	(164.1)	(324.2)
Liquidation of investments by consolidated sponsored investment products	125.4	241.6	181.0
Purchase of investments by consolidated variable interest entities	(254.8)	(274.8)	(259.4)
Liquidation of investments by consolidated variable interest entities	471.9	402.3	488.9
Decrease in loans receivable, net	—	—	38.0
Decrease in loans transferred to held for sale	—	—	8.2
Proceeds from sale of loans transferred to held for sale	—	—	181.3
Additions of property and equipment, net	(97.6)	(68.8)	(53.1)
Net (deconsolidation) consolidation of sponsored investment products	(11.6)	4.4	(150.8)
Net cash provided by investing activities	192.2	248.9	390.6
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Decrease in deposits	$—	$(0.3)	$(587.5)
Issuance of common stock	24.1	25.5	32.6
Dividends paid on common stock	(408.7)	(666.4)	(290.4)
Repurchase of common stock	(1,308.0)	(1,059.8)	(622.2)
Excess tax benefit from stock-based compensation	0.8	11.0	12.2
Proceeds from loan	93.4	—	—
Payment on loan	(41.2)	—	—
Proceeds from issuance of debt	—	395.7	—
Payments on debt	—	(250.0)	—
Proceeds from debt of consolidated sponsored investment products	33.8	571.8	793.6
Payments on debt by consolidated sponsored investment products	(40.1)	(611.2)	(779.3)
Payments on debt by consolidated variable interest entities	(139.7)	(121.0)	(194.3)
Payments on contingent consideration liabilities	(3.2)	(7.9)	(6.3)
Noncontrolling interests	(11.9)	100.4	446.3
Net cash used in financing activities	(1,800.7)	(1,612.2)	(1,195.3)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(116.6)	(60.4)
Increase in cash and cash equivalents	115.2	772.1	1,272.9
Cash and cash equivalents, beginning of year	8,368.1	7,596.0	6,323.1
Cash and Cash Equivalents, End of Year	$8,483.3	$8,368.1	$7,596.0

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$758.6	$925.0	$979.3
Cash paid for interest	47.4	44.6	40.2
Cash paid for interest by consolidated variable interest entities and consolidated sponsored investment products	28.3	33.0	43.6

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
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2016 (“fiscal year 2016”).
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
Related Parties include the investment funds sponsored by the Company as a result of the Company’s advisory relationship and equity method investees. The Company’s operating revenues and receivables are primarily from related parties.
Earnings per Share. Basic and diluted earnings per share are computed using the two-class method, which considers participating securities as a separate class of shares. The Company’s participating securities consist of its nonvested stock and stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents. Basic earnings per share is computed by dividing net income available to the Company’s common shareholders, adjusted to exclude earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.

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
Cash and Cash Equivalents primarily consist of debt instruments with original maturities of three months or less at the purchase date, nonconsolidated SIP money market funds, time deposits with maturities of three months or less, and deposits with financial institutions. Cash and cash equivalents are carried at cost, except for debt instruments which are carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value and, for disclosure purposes, they are classified as Level 1.
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

Investment Securities, Trading consist primarily of nonconsolidated SIPs and to a lesser extent, debt and other equity securities, and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair values of certain debt and the other equity securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are classified as Level 2. The fair value of other debt securities is determined using discounted cash flow techniques and they are classified as Level 3.
Investment Securities, Available-for-Sale consist primarily of nonconsolidated SIPs and to a lesser extent, debt and other equity securities, and are carried at fair value. Realized gains and losses are included in investment income using the average cost method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income (loss) until realized. The fair value of the SIPs is determined based on their published NAV and they are classified as Level 1. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes and they are classified as Level 2. The fair value of other equity securities is determined using quoted market prices and they are classified as Level 1.
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
Other Investments consist of time deposits with maturities greater than three months from the date of purchase, equity investments in entities over which the Company is unable to exercise significant influence and are not marketable, and life settlement contracts. The time deposits are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of the time deposits approximate fair value, and they are classified as Level 2. The equity investments are accounted for under the cost method. For disclosure purposes, the fair value of these investments is generally estimated based on their NAV and they are classified as Level 3. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs, and are classified as Level 3.
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
Investments of Consolidated VIEs consist substantially of corporate debt securities and are carried at fair value. The fair value is primarily obtained from independent third-party broker or dealer price quotes and they are classified as Level 2.
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
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts resulting from business acquisitions. These intangible assets are amortized over their estimated useful lives, which range from six to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
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
Deferred Sales Commissions consist of up-front commissions paid to financial advisers and broker-dealers on shares sold without a front-end sales charge to investors, and are amortized over the periods in which they are generally recovered from related revenues, which range from one to seven years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Contingent Consideration Liability consists of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC (“K2”) and is included in other liabilities in the consolidated balance sheet. The liability is carried at fair value, determined using an income-based method which considers the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments, and is classified as Level 3.
Debt consists of senior notes and a loan, and are carried at amortized cost. For disclosure purposes, the fair values are estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates. The notes and loan are classified as Level 2.
Debt of Consolidated SIPs is carried at amortized cost. For disclosure purposes, the fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions. The debt is classified as Level 3.
Debt of Consolidated VIEs consists of debt of CLOs and is measured based on the fair value of the assets of the consolidated CLOs less the fair value of the Company’s own economic interests in the CLOs.
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
Note 2 – New Accounting Guidance
The Financial Accounting Standards Board (“FASB”) issued an amendment to the existing consolidation guidance in February 2015. The amendment modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest. The Company will adopt the amended guidance on October 1, 2016 and recognize a cumulative effect adjustment to retained earnings. The adoption is expected to result in the consolidation of SIPs that will change from voting interest entities to VIEs and become subject to a lower threshold for consolidation. In addition, certain CLOs for which the Company will no longer be the primary beneficiary and several limited partnerships are expected to be deconsolidated upon adoption of the amendment.
The FASB issued an amendment to the existing stock-based compensation guidance in March 2016. The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle, provides an election to account for forfeitures as they occur and clarifies the classification of these transactions within the statement of cash flows. The amendment is effective for the Company on October 1, 2017 and requires varying transition approaches for the different changes to the guidance. The Company is currently evaluating the impact of adopting the amendment.

The FASB issued new guidance in May 2014 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance is effective for the Company on October 1, 2018 and allows for either a full retrospective or modified approach at adoption. The Company is currently evaluating the impact of adopting the guidance.
The FASB issued an amendment to the existing financial instruments guidance in January 2016. The amendment requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in net income, except for those accounted for using the equity method of accounting. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost less impairment, if any. The amendment is effective for the Company on October 1, 2018 and requires a cumulative effect adjustment to retained earnings at adoption. The Company is currently evaluating the impact of adopting the amendment.
The FASB issued new guidance for the accounting for leases in February 2016. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance is effective for the Company on October 1, 2019 and requires a modified retrospective approach at adoption. The Company is currently evaluating the impact of adopting the guidance.
The FASB issued new guidance for the accounting for credit losses in June 2016. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost and an allowance for credit loss model for available-for-sale debt securities. The guidance is effective for the Company on October 1, 2020 and requires a cumulative effect adjustment to retained earnings at adoption. The Company is currently evaluating the impact of adopting the guidance.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2016	2015	2014
Net income attributable to Franklin Resources, Inc.	$1,726.7	$2,035.3	$2,384.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	10.9	12.0	14.3
Net Income Available to Common Stockholders	$1,715.8	$2,023.3	$2,370.0

Weighted-average shares outstanding – basic	583.8	614.8	624.8
Dilutive effect of nonparticipating nonvested stock unit awards and common stock options	—	0.1	0.4
Weighted-Average Shares Outstanding – Diluted	583.8	614.9	625.2

Earnings per Share
Basic	$2.94	$3.29	$3.79
Diluted	2.94	3.29	3.79
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 1.3 million for fiscal year 2016, 0.9 million for the fiscal year ended September 30, 2015 (“fiscal year 2015”), and 0.1 million for the fiscal year ended September 30, 2014 (“fiscal year 2014”).

Note 4 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2016	2015
Investment securities, trading
SIPs	$844.4	$1,166.0
Debt and other equity securities	277.5	85.2
Total investment securities, trading	1,121.9	1,251.2
Investment securities, available-for-sale
SIPs	297.7	408.3
Debt and other equity securities	3.7	38.1
Total investment securities, available-for-sale	301.4	446.4
Investments in equity method investees	797.4	655.3
Other investments	195.9	106.3
Total	$2,416.6	$2,459.2
Debt and other equity trading securities consist primarily of corporate debt.
At September 30, 2016 and 2015, investment securities with aggregate carrying amounts of $117.3 million and $4.3 million were pledged as collateral.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
as of September 30, 2016	Cost Basis	Gains	Losses	Fair Value
SIPs	$289.6	$13.7	$(5.6)	$297.7
Debt and other equity securities	3.6	0.1	—	3.7
Total	$293.2	$13.8	$(5.6)	$301.4

(in millions)		Gross Unrealized
as of September 30, 2015	Cost Basis	Gains	Losses	Fair Value
SIPs	$382.6	$32.4	$(6.7)	$408.3
Debt and other equity securities	37.9	0.4	(0.2)	38.1
Total	$420.5	$32.8	$(6.9)	$446.4

Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2016
SIPs	$75.8	$(4.3)	$18.0	$(1.3)	$93.8	$(5.6)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2015
SIPs	$99.8	$(5.6)	$21.0	$(1.1)	$120.8	$(6.7)
Debt and other equity securities	10.9	(0.2)	—	—	10.9	(0.2)
Total	$110.7	$(5.8)	$21.0	$(1.1)	$131.7	$(6.9)

The Company recognized $11.1 million, $10.0 million and $0.6 million of other-than-temporary impairment during fiscal years 2016, 2015 and 2014, of which $5.8 million, $8.2 million and $0.4 million related to available-for-sale SIPs.
Note 5 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
Assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2016
Assets
Investment securities, trading
SIPs	$844.4	$—	$—	$844.4
Debt and other equity securities	2.6	84.1	190.8	277.5
Investment securities, available-for-sale
SIPs	297.7	—	—	297.7
Debt and other equity securities	1.6	2.1	—	3.7
Life settlement contracts	—	—	14.3	14.3
Total Assets Measured at Fair Value	$1,146.3	$86.2	$205.1	$1,437.6
Liabilities
Contingent consideration liability	$—	$—	$98.1	$98.1

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Investment securities, trading
SIPs	$1,166.0	$—	$—	$1,166.0
Debt and other equity securities	2.2	77.0	6.0	85.2
Investment securities, available-for-sale
SIPs	408.3	—	—	408.3
Debt and other equity securities	12.2	25.9	—	38.1
Life settlement contracts	—	—	14.7	14.7
Total Assets Measured at Fair Value	$1,588.7	$102.9	$20.7	$1,712.3
Liabilities
Contingent consideration liabilities	$—	$—	$102.9	$102.9
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during fiscal years 2016 and 2015.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2016		2015
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the fiscal years ended September 30,
Balance at beginning of year	$20.7	$(102.9)	$14.0	$(98.5)
Total realized and unrealized gains (losses)
Included in investment and other income, net	(2.4)	—	1.6	—
Included in general, administrative and other expense	—	1.0	—	(12.4)
Other	—	—	—	(0.1)
Purchases	190.4	—	6.6	—
Sales	(4.0)	—	—	—
Settlements	(2.8)	3.8	(1.5)	7.9
Foreign exchange revaluation	3.2	—	—	0.2
Balance at End of Year	$205.1	$(98.1)	$20.7	$(102.9)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of year	$(4.0)	$1.0	$0.8	$(12.5)
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading - debt and other equity securities	$190.8	Discounted cash flow	Discount rate	3.6%–6.9% (6.7%)
			Risk premium	2.0%–17.9% (16.5%)
			Liquidity discount	0.0%–10.0% (9.6%)

Life settlement contracts	14.3	Discounted cash flow	Life expectancy	20–132 months (65)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	98.1	Discounted cash flow	AUM growth rate	2.4%–11.5% (5.9%)
			EBITDA margin	14.3%
			Discount rate	13.2%

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading - debt and other equity securities	$6.0	Discounted cash flow	Discount rate	5.2%–6.1% (5.7%)
			Risk premium	2.7%–2.8% (2.8%)

Life settlement contracts	14.7	Discounted cash flow	Life expectancy	21–141 months (68)
			Discount rate	3.3%–19.0% (11.7%)

Contingent consideration liabilities	102.9	Discounted cash flow	AUM growth rate	0.5%–5.8% (4.4%)
			EBITDA margin	19.3%–22.9% (22.0%)
			Discount rate	14.0%
For investment securities, trading - debt and other equity securities, a significant increase (decrease) in the discount rate, risk premium or liquidity discount in isolation would result in a significantly lower (higher) fair value measurement.
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		2016		2015
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,247.1	$8,247.1	$8,184.9	$8,184.9
Other investments
Time deposits	2	131.6	131.6	37.0	37.0
Cost method investments	3	50.0	61.3	54.6	60.1
Financial Liabilities
Debt
Senior notes	2	1,348.5	1,412.5	1,348.0	1,374.9
Loan	2	52.7	52.7	—	—

Note 6 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2016	2015
Furniture, software and equipment	$756.4	$733.6	3 – 10
Premises and leasehold improvements	563.5	557.0	5 – 35
Land	74.1	74.2	N/A
Total cost	1,394.0	1,364.8
Less: accumulated depreciation and amortization	(870.8)	(854.7)
Property and Equipment, Net	$523.2	$510.1
Depreciation and amortization expense related to property and equipment was $81.0 million, $81.6 million and $82.6 million in fiscal years 2016, 2015 and 2014. The Company recognized insignificant impairments of equipment during fiscal years 2016 and 2015, and no impairment during fiscal year 2014.

Note 7 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2016	2015
Goodwill	$1,661.2	$1,661.2
Indefinite-lived intangible assets	530.9	538.3
Definite-lived intangible assets, net	19.2	57.5
Goodwill and Other Intangible Assets, Net	$2,211.3	$2,257.0
Indefinite-lived intangible assets consist of management contracts. No impairment of goodwill or indefinite-lived intangible assets was recognized during fiscal years 2016, 2015 and 2014. The goodwill carrying value changed during fiscal year 2015 due to foreign exchange revaluation.
Definite-lived intangible assets were as follows:

	2016			2015
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$60.1	$(40.9)	$19.2	$89.5	$(36.2)	$53.3
Customer base	—	—	—	164.5	(160.3)	4.2
Total	$60.1	$(40.9)	$19.2	$254.0	$(196.5)	$57.5
Amortization expense related to definite-lived intangible assets was $10.4 million, $20.1 million and $20.8 million for fiscal years 2016, 2015 and 2014.
The Company recognized impairment of management contract definite-lived intangible assets, primarily related to the K2 Advisors Holdings, LLC acquisition, of $28.2 million and $8.2 million during fiscal years 2016 and 2015 due to increased investor redemptions and lower estimates of future sales. The impairment in fiscal year 2016 was also due to renegotiations of certain investment management fees. No impairment of definite-lived intangible assets was recognized during fiscal year 2014.
Definite-lived intangible assets had a weighted-average remaining useful life of 7.6 years at September 30, 2016, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2017	$4.4
2018	4.4
2019	1.6
2020	1.4
2021	1.2
Thereafter	6.2
Total	$19.2

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs and consolidated VIEs. See Note 9 – Variable Interest Entities and Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2016	Effective Interest Rate	2015	Effective Interest Rate
as of September 30,
Senior Notes
$300 million 1.375% notes due September 2017	$299.7	1.66%	$299.4	1.66%
$350 million 4.625% notes due May 2020	349.9	4.74%	349.8	4.74%
$300 million 2.800% notes due September 2022	299.5	2.93%	299.5	2.93%
$400 million 2.850% notes due March 2025	399.4	2.97%	399.3	2.97%
Total senior notes	1,348.5		1,348.0
Other
Loan due March 2017	52.7	9.89%	—	N/A
Total	$1,401.2		$1,348.0
At September 30, 2016, the Company’s outstanding senior unsecured unsubordinated notes had an aggregate face value of $1.4 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity.
In March 2016, the Company borrowed 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. Interest on the loan is payable monthly, and the loan may be prepaid without penalty. To secure the loan, the Company concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary of the Company located in India, maintain a specified minimum level of capital. In September 2016, the Company prepaid 2.8 billion Indian Rupees ($41.2 million) of the loan.
The Company was in compliance with all debt covenants at September 30, 2016.
At September 30, 2016, maturities for debt were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2017	$352.4
2018	—
2019	—
2020	349.9
2021	—
Thereafter	698.9
Total	$1,401.2
At September 30, 2016, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
The balances of consolidated SIPs and consolidated VIEs included in the Company’s consolidated balance sheets were as follows:

	2016			2015
(in millions)	Consolidated			Consolidated
as of September 30,	SIPs	VIEs	Total	SIPs	VIEs	Total
Assets
Cash and cash equivalents	$89.8	$146.4	$236.2	$108.5	$74.7	$183.2
Receivables	24.3	23.6	47.9	10.0	11.5	21.5
Investments, at fair value	1,025.6	487.8	1,513.4	977.4	672.5	1,649.9
Other assets	1.4	—	1.4	0.7	—	0.7
Total Assets	$1,141.1	$657.8	$1,798.9	$1,096.6	$758.7	$1,855.3
Liabilities
Accounts payable and accrued expenses	$19.5	$45.7	$65.2	$10.8	$25.3	$36.1
Debt	75.0	607.2	682.2	81.2	726.1	807.3
Other liabilities	8.5	—	8.5	6.3	—	6.3
Total liabilities	103.0	652.9	755.9	98.3	751.4	849.7
Redeemable Noncontrolling Interests	61.1	—	61.1	59.6	—	59.6
Stockholders’ Equity
Franklin Resources Inc.’s interests	409.2	4.9	414.1	308.8	7.3	316.1
Nonredeemable noncontrolling interests	567.8	—	567.8	629.9	—	629.9
Total stockholders’ equity	977.0	4.9	981.9	938.7	7.3	946.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,141.1	$657.8	$1,798.9	$1,096.6	$758.7	$1,855.3
The consolidated SIPs and consolidated VIEs did not have a significant impact on net income attributable to the Company in fiscal years 2016, 2015 and 2014.
Consolidated SIPs
Consolidated SIPs consist of limited partnerships and similar structures that the Company controls and other fund products in which the Company has a controlling financial interest. The Company consolidated 37 SIPs as of September 30, 2016, and 32 SIPs as of September 30, 2015. SIPs are typically consolidated when the Company makes an initial investment in a newly launched fund or limited partnership entity, and are deconsolidated when the Company redeems its investment in the SIP or its voting interests decrease to a minority percentage. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the nature of the SIP and the Company’s level of ownership.

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
During fiscal years 2016 and 2015, the Company recognized $6.2 million and $8.3 million of net gains related to its own economic interests in the CLOs.
The unpaid principal balance and fair value of the investments of the CLOs were as follows:

(in millions)
as of September 30,	2016	2015
Unpaid principal balance	$496.0	$694.5
Difference between unpaid principal balance and fair value	(8.2)	(22.0)
Fair Value	$487.8	$672.5
There were no investments 90 days or more past due at September 30, 2016 or 2015.
The unpaid principal balance of the debt of the CLOs was $653.8 million and $769.3 million at September 30, 2016 and 2015.
Investments
Investments of consolidated SIPs and consolidated VIEs consisted of the following:

	2016			2015
(in millions)	Consolidated			Consolidated
as of September 30,	SIPs	VIEs	Total	SIPs	VIEs	Total
Investment securities, trading	$287.8	$—	$287.8	$180.5	$—	$180.5
Other debt securities	131.0	487.3	618.3	129.2	672.5	801.7
Other equity securities	606.8	0.5	607.3	667.7	—	667.7
Total	$1,025.6	$487.8	$1,513.4	$977.4	$672.5	$1,649.9
Investment securities, trading held by consolidated SIPs consist of equity and debt securities that are traded in active markets. Other equity and debt securities held by consolidated SIPs primarily consist of direct investments in equity securities and secured and unsecured debt securities of entities in emerging markets, which are generally not traded in active markets. Other equity securities also include investments in funds that are not traded in active markets. Substantially all investments of consolidated VIEs are corporate debt securities.
Debt
Debt of consolidated SIPs and consolidated VIEs consisted of the following:

(in millions)	Amount	Effective Interest Rate
as of September 30, 2016
Debt of consolidated SIPs due fiscal years 2017-2019	$75.0	4.79%
Debt of consolidated VIEs due fiscal years 2018-2024	607.2	2.24%
Total	$682.2

(in millions)	Amount	Effective Interest Rate
as of September 30, 2015
Debt of consolidated SIPs due fiscal years 2016-2019	$81.2	4.71%
Debt of consolidated VIEs due fiscal years 2018-2024	726.1	1.62%
Total	$807.3
The debt of consolidated SIPs had fixed and floating interest rates ranging from 2.36% to 6.19% at September 30, 2016, and from 2.30% to 5.81% at September 30, 2015. The repayment of amounts outstanding under the debt agreements is secured by the assets of the consolidated SIPs or a pledge of the right to call capital.
The debt of consolidated VIEs had floating interest rates ranging from 1.02% to 10.16% at September 30, 2016, and from 0.54% to 9.79% at September 30, 2015.
At September 30, 2016, contractual maturities for debt of consolidated SIPs and consolidated VIEs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2017	$40.4
2018	79.8
2019	280.1
2020	—
2021	—
Thereafter	281.9
Total	$682.2
Fair Value Measurements
Assets and liabilities of consolidated SIPs and consolidated VIEs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2016
Assets
Cash and cash equivalents of consolidated VIEs	$146.4	$—	$—	$146.4
Receivables of consolidated VIEs	—	23.6	—	23.6
Investments of consolidated SIPs
Equity securities	155.4	1.3	605.5	762.2
Debt securities	—	131.8	131.6	263.4
Investments of consolidated VIEs	—	487.1	0.7	487.8
Total Assets Measured at Fair Value	$301.8	$643.8	$737.8	$1,683.4
Liabilities
Other liabilities of consolidated SIPs	$0.1	$8.4	$—	$8.5

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2015
Assets
Cash and cash equivalents of consolidated VIEs	$74.7	$—	$—	$74.7
Receivables of consolidated VIEs	—	11.5	—	11.5
Investments of consolidated SIPs
Equity securities	88.9	8.5	656.4	753.8
Debt securities	—	93.8	129.8	223.6
Investments of consolidated VIEs	—	672.1	0.4	672.5
Total Assets Measured at Fair Value	$163.6	$785.9	$786.6	$1,736.1
Liabilities
Other liabilities of consolidated SIPs	$3.3	$3.0	$—	$6.3
Receivables of consolidated VIEs consist primarily of investment trades pending settlement. The fair value of the assets is obtained from independent third-party broker or dealer quotes.
Other liabilities of consolidated SIPs consist of short positions in debt and equity securities. The fair value of the liabilities is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices securities are not available.
Investments in fund products for which fair value was estimated using NAV as a practical expedient were as follows:

(in millions)		Fair Value Level
as of September 30,	Redemption Frequency		2016	2015
Real estate and private equity funds	Nonredeemable	3	$444.2	$463.6
Hedge funds	Triennially	3	1.0	1.2
Hedge funds	Monthly or quarterly	2	0.8	8.0
Total			$446.0	$472.8
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.2 years and 3.9 years at September 30, 2016 and 2015. The consolidated SIPs’ unfunded commitments to these funds totaled $74.4 million and $94.5 million at September 30, 2016 and 2015, of which the Company was contractually obligated to fund $2.2 million and $2.4 million based on its ownership percentage in the SIPs.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during fiscal years 2016 and 2015.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets
for the fiscal year ended September 30, 2016	Equity	Debt
Balance at October 1, 2015	$656.4	$129.8	$0.4	$786.6
Realized and unrealized losses included in investment and other income, net	(7.3)	(10.3)	(0.2)	(17.8)
Purchases	60.6	26.3	0.5	87.4
Sales	(103.5)	(15.4)	—	(118.9)
Foreign exchange revaluation	(0.7)	1.2	—	0.5
Balance at September 30, 2016	$605.5	$131.6	$0.7	$737.8
Change in unrealized losses included in net income relating to assets and liabilities held at September 30, 2016	$(13.3)	$(10.7)	$(0.2)	$(24.2)

(in millions)	Investments of Consolidated SIPs		Investments of Consolidated VIEs	Total Level 3 Assets	Debt of Consolidated VIEs
for the fiscal year ended September 30, 2015	Equity	Debt
Balance at October 1, 2014	$614.3	$206.3	$0.5	$821.1	$(47.2)
Adjustment for adoption of new accounting guidance	—	—	—	—	47.2
Realized and unrealized gains (losses) included in investment and other income, net	39.5	(5.6)	(0.1)	33.8	—
Purchases	142.8	25.8	—	168.6	—
Sales	(134.7)	(88.9)	—	(223.6)	—
Settlements	—	(0.6)	—	(0.6)	—
Foreign exchange revaluation	(5.5)	(7.2)	—	(12.7)	—
Balance at September 30, 2015	$656.4	$129.8	$0.4	$786.6	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30, 2015	$28.0	$(10.4)	$(0.1)	$17.5	$—
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$113.1	Market comparable companies	EBITDA multiple	5.0–14.2 (10.3)
			Discount for lack of marketability	25.0%–50.0% (36.6%)
	24.3	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	22.9	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	119.0	Discounted cash flow	Discount rate	6.0%–15.0% (10.4%)
			Risk premium	0.0%–28.0% (9.7%)
			EBITDA multiple	5.5
	12.6	Market pricing	Private sale pricing	$57 per $100 of par

(in millions)
as of September 30, 2015	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$128.8	Market comparable companies	EBITDA multiple	4.2–10.7 (8.8)
			Discount for lack of marketability	25.0%–50.0% (34.9%)
	47.7	Market pricing	Price to book value ratio	1.8–2.8 (2.3)
	15.1	Discounted cash flow	Discount rate	6.3%–19.0% (12.8%)

Debt securities	129.8	Discounted cash flow	Discount rate	3.5%–17.0% (9.4%)
			Risk premium	0.0%–18.0% (4.6%)
Level 3 equity securities held by consolidated SIPs consisted primarily of common and preferred shares, and debt securities consisted of corporate loans and notes and mezzanine loans at September 30, 2016 and 2015.
The fair values of $445.2 million and $464.8 million of investments in various funds held by consolidated SIPs for which fair value was estimated using NAV as a practical expedient are excluded from the above two tables at September 30, 2016 and 2015.

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
Financial instruments of consolidated SIPs and consolidated VIEs that were not measured at fair value were as follows:

(in millions)		September 30, 2016		September 30, 2015
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents of consolidated SIPs	1	$89.8	$89.8	$108.5	$108.5
Financial Liabilities
Debt of consolidated SIPs	3	75.0	74.6	81.2	77.9
Debt of consolidated VIEs[1]	2 or 3	607.2	594.5	726.1	719.3
_________________
1    Substantially all is Level 2.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Balance at beginning of year	$59.6	$234.8	$121.8
Net income (loss)	1.6	(6.1)	20.6
Net subscriptions and other	79.9	149.4	436.0
Net deconsolidations	(80.0)	(318.5)	(343.6)
Balance at End of Year	$61.1	$59.6	$234.8

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

(in millions)
as of September 30,	2016	2015
Receivables	$21.4	$35.5
Investments	77.3	236.6
Total	$98.7	$272.1
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. During fiscal year 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. The Company did not provide financial or other support to its SIPs during fiscal year 2015.
Note 10 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Current expense
Federal	$582.8	$733.9	$803.6
State	47.5	83.1	82.4
Non-U.S.	102.8	121.1	114.1
Deferred expense (benefit)	9.0	(14.4)	(2.2)
Total	$742.1	$923.7	$997.9
The tax benefit from the utilization of net operating loss carry-forwards was insignificant in fiscal years 2016, 2015 and 2014. The Company had a tax shortfall of $5.9 million associated with stock-based compensation plans in fiscal year 2016 and tax benefits of $10.9 million and $13.3 million in fiscal years 2015 and 2014 which reduced the amount of income taxes that would have otherwise been payable. The tax shortfall and benefits are reflected as components of stockholders’ equity.
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
U.S.	$1,641.7	$2,026.4	$2,160.8
Non-U.S.	858.1	1,002.0	1,248.8
Total	$2,499.8	$3,028.4	$3,409.6
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings. The impact of the reduced rates on income tax expense was $34.2 million or $0.06 per diluted share for fiscal year 2016, $68.3 million or $0.11 per diluted share for fiscal year 2015, and $100.6 million or $0.16 per diluted share for fiscal year 2014. The tax rulings will expire in fiscal years 2019 and 2022.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2016	2015
Deferred Tax Assets
Deferred compensation and employee benefits	$52.9	$60.8
Stock-based compensation	36.6	38.7
Net operating loss carry-forwards	32.5	40.3
Tax benefit for uncertain tax positions	19.8	29.6
Other	12.5	11.6
Total deferred tax assets	154.3	181.0
Valuation allowance for net operating loss carry-forwards	(24.6)	(34.0)
Deferred tax assets, net of valuation allowance	129.7	147.0
Deferred Tax Liabilities
Goodwill and other purchased intangibles	202.8	217.3
Deferred commissions	18.3	21.2
Depreciation on fixed assets	18.0	13.4
Other	34.4	35.8
Total deferred tax liabilities	273.5	287.7
Net Deferred Tax Liability	$143.8	$140.7
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2016	2015
Other assets	$17.7	$100.7
Deferred tax liabilities	161.5	241.4
Net Deferred Tax Liability	$143.8	$140.7

At September 30, 2016, there were $135.8 million of non-U.S. net operating loss carry-forwards, $68.5 million of which expire between 2018 and 2026 with the remaining carry-forwards having an indefinite life. In addition, there were $74.2 million in state net operating loss carry-forwards that expire between 2017 and 2036. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance decreased $9.4 million in fiscal year 2016 and increased $7.7 million in fiscal year 2015.
The Company has made no provision for U.S. income taxes on $8.5 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2016. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2016		2015		2014
Federal taxes at statutory rate	$874.9	35.0%	$1,059.9	35.0%	$1,193.4	35.0%
State taxes, net of federal tax effect	42.7	1.7%	51.6	1.7%	52.4	1.5%
Effect of non-U.S. operations	(153.0)	(6.1%)	(148.5)	(4.9%)	(246.3)	(7.2%)
Effect of net income attributable to noncontrolling interests	(10.9)	(0.4%)	(24.3)	(0.8%)	(9.6)	(0.3%)
Other	(11.6)	(0.5%)	(15.0)	(0.5%)	8.0	0.3%
Tax Provision	$742.1	29.7%	$923.7	30.5%	$997.9	29.3%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Balance at beginning of year	$105.2	$118.2	$109.5
Additions for tax positions of prior years	0.6	12.6	3.0
Reductions for tax positions of prior years	(9.0)	(3.4)	(2.4)
Tax positions related to the current year	12.9	16.2	14.1
Settlements with taxing authorities	(5.4)	(0.1)	(0.3)
Expirations of statute of limitations	(22.2)	(38.3)	(5.7)
Balance at End of Year	$82.1	$105.2	$118.2
If recognized, substantially all of the balance, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2016 and 2015 was $9.6 million and $11.2 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $(1.3) million, $(6.6) million and $2.4 million was recognized during fiscal years 2016, 2015 and 2014. Accrued penalties at September 30, 2016 and 2015 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2016; Canada 2009 to 2016; Hong Kong 2010 to 2016; Singapore 2011 to 2016; Luxembourg 2012 to 2016; the U.K. 2015 to 2016; U.S. federal 2013 to 2016; the State of California 2008 to 2010, and 2012 to 2016; the State of Minnesota and City of New York 2012 to 2016; and the States of Florida, Massachusetts and New York 2013 to 2016.
The Company has on-going examinations in various stages of completion in the State of Minnesota, City of New York, Canada, Hong Kong, India and South Africa. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2016 could decrease by an estimated $19.2 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.

Note 11 – Commitments and Contingencies
Legal Proceedings
On July 28, 2016, a putative class action lawsuit captioned Cryer v. Franklin Resources, Inc., et al. was filed in the United States District Court for the Northern District of California against Franklin, the Franklin Templeton 401(k) Retirement Plan (“Plan”) Investment Committee, and unnamed Investment Committee members. The plaintiff attempts to assert a claim for breach of fiduciary duty under the Employee Retirement Income Security Act, alleging that the defendants selected mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan when allegedly lower-cost and better performing non-proprietary investment vehicles were available. The plaintiff also claims that the total Plan costs, inclusive of investment management and administrative fees, are excessive. The plaintiff alleges that Plan losses exceed $88.0 million and seeks, among other things, damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest. Franklin filed a motion to dismiss the complaint and a motion for summary adjudication on October 24, 2016. Management strongly believes that the claims made in the lawsuit are without merit and intends to defend against them vigorously. Franklin cannot predict with certainty, however, the eventual outcome of the lawsuit or whether it will have a material negative impact on the Company.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2016 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2032. Lease expense was $69.3 million, $58.0 million and $58.2 million in fiscal years 2016, 2015 and 2014. Sublease income totaled $1.6 million in fiscal year 2016 and $1.7 million in fiscal years 2015 and 2014.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2016:

(in millions)
for the fiscal years ending September 30,	Amount
2017	$44.7
2018	43.1
2019	39.0
2020	31.6
2021	28.0
Thereafter	190.2
Total Minimum Lease Payments	$376.6
Future minimum rentals to be received under non-cancelable subleases totaled $0.8 million at September 30, 2016.
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. At September 30, 2016, the Company had $35.2 million of committed capital contributions which relate to discretionary commitments to invest in SIPs and other investment products. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.

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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Stock and stock unit awards	$125.3	$133.6	$121.1
Employee stock investment plan	6.2	6.4	6.6
Total	$131.5	$140.0	$127.7
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP, of which 24.3 million shares were available for grant at September 30, 2016.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2016
Nonvested balance at September 30, 2015	2,085	1,173	3,258	$53.97
Granted	2,703	679	3,382	40.88
Vested	(2,087)	(402)	(2,489)	49.51
Forfeited/canceled	(332)	(162)	(494)	48.19
Nonvested Balance at September 30, 2016	2,369	1,288	3,657	$45.67
Total unrecognized compensation expense related to nonvested stock and stock unit awards, net of estimated forfeitures, was $122.5 million at September 30, 2016. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2016, 2015 and 2014 were $40.88, $55.65 and $53.89 per share. The total fair value of stock and stock unit awards vested during the same periods was $92.8 million, $115.2 million and $153.0 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Stock Options
There were no stock options outstanding at September 30, 2016 or 2015, and no stock option activity during fiscal years 2016 or 2015. The total intrinsic value of stock options exercised during fiscal year 2014 was $17.9 million. The cash received from the exercises was $7.2 million and the income tax benefits were $5.9 million.

Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 0.8 million shares were issued under the ESIP during fiscal year 2016, and 4.4 million shares were reserved for future issuance at September 30, 2016.
Note 13 – Defined Contribution Plans
The Company sponsors a 401(k) plan that covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant’s year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company’s non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for its employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $46.8 million, $46.4 million and $47.0 million for fiscal years 2016, 2015 and 2014.
Note 14 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Operating Revenues
United States	$4,063.6	$4,634.2	$5,014.4
Luxembourg	1,707.9	2,278.6	2,034.0
Canada	273.8	339.0	357.6
Asia-Pacific	267.9	311.8	420.2
The Bahamas	204.6	250.2	492.7
Europe, the Middle East and Africa, excluding Luxembourg	94.0	126.8	159.8
Latin America	6.2	8.1	12.7
Total	$6,618.0	$7,948.7	$8,491.4

(in millions)
as of September 30,	2016	2015	2014
Property and Equipment, Net
United States	$428.0	$406.9	$417.0
Asia-Pacific	62.9	68.9	78.0
Europe, the Middle East and Africa	14.9	14.8	13.8
The Bahamas	14.3	14.6	15.1
Canada	3.1	4.5	5.9
Latin America	—	0.4	0.9
Total	$523.2	$510.1	$530.7
Operating revenues are generally allocated to geographic areas based on the location of the office providing services.

Note 15 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2016	2015	2014
Investment and Other Income, Net
Dividend income	$20.6	$10.3	$10.1
Interest income	36.5	10.8	9.1
Gains (losses) on trading investment securities, net	50.1	(22.3)	10.4
Realized gains on sale of investment securities, available-for-sale	32.1	28.1	57.8
Realized losses on sale of investment securities, available-for-sale	(3.2)	(4.0)	(1.0)
Income (losses) from investments in equity method investees	56.7	(63.2)	68.1
Other-than-temporary impairment of investments	(11.1)	(10.0)	(0.6)
Gains (losses) on investments of consolidated SIPs, net	(13.5)	18.0	33.9
Gains from consolidated VIEs, net	6.2	8.3	7.1
Foreign currency exchange gains (losses), net	(2.9)	57.0	32.1
Other, net	12.5	7.4	8.8
Total	184.0	40.4	235.8
Interest Expense	(49.9)	(39.6)	(47.4)
Other Income, Net	$134.1	$0.8	$188.4
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $269.4 million, $221.3 million and $380.4 million for fiscal years 2016, 2015 and 2014.
Net gains (losses) recognized on the Company’s trading investment securities that were held at September 30, 2016, 2015 and 2014 were $27.9 million, $(20.3) million and $5.2 million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at September 30, 2016, 2015 and 2014 were $9.4 million, $(17.7) million and $3.7 million.

Note 16 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2016
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income (loss) before reclassifications, net of tax	2.7	(18.3)	(2.4)	(18.0)
Reclassifications to net investment and other income, net of tax	(15.2)	—	—	(15.2)
Total other comprehensive loss	(12.5)	(18.3)	(2.4)	(33.2)
Balance at September 30, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2015
Balance at October 1, 2014	$31.0	$(143.6)	$(5.1)	$(117.7)
Other comprehensive income (loss) before reclassifications, net of tax	1.4	(184.2)	(0.6)	(183.4)
Reclassifications to net investment and other income, net of tax	(13.1)	—	—	(13.1)
Total other comprehensive loss	(11.7)	(184.2)	(0.6)	(196.5)
Balance at September 30, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees,” “Information about the Board and its Committees–The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2017 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2016.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership and Stock-Based Holdings of Directors, Director Nominees and Executive Officers” of the Company’s 2017 Proxy Statement.
 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2016 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	1,879,437	[2]	N/A	[3]	28,645,730	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	1,879,437		N/A		28,645,730
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

[4]
As of September 30, 2016, 4.4 million shares of common stock were available for future issuance under the ESIP and 24.3 million shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions” of the Company’s 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2017 Proxy Statement.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 17, 2015 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 30, 2015 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318) (the “2014 Annual Report”)*

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.3 to the 2014 Annual Report*

Exhibit No.	Description
10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective December 15, 2015), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015 (File No. 001-09318)*

10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2016 (File No. 001-09318)*

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9
Non-Employee Director Compensation as of September 30, 2015, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-09318)*

10.10	Named Executive Officer Compensation as of September 30, 2016 (filed herewith)*
12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

___________
*         Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 14, 2016	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 14, 2016	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 14, 2016	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 14, 2016	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 14, 2016	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 14, 2016	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date:	November 14, 2016	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 14, 2016	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 14, 2016	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 14, 2016	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 14, 2016	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director

EXHIBIT INDEX

Exhibit No.	Description
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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on September 17, 2015 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 30, 2015 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318) (the “2014 Annual Report”)*

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for long-term performance awards for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.3 to the 2014 Annual Report*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated February 1, 2012), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective December 15, 2015), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015 (File No. 001-09318)*

10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2016 (File No. 001-09318)*

Exhibit No.	Description
10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9
Non-Employee Director Compensation as of September 30, 2015, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-09318)*

10.10	Named Executive Officer Compensation as of September 30, 2016 (filed herewith)*
12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

___________
*        Management Contract or Compensatory Plan or Arrangement