Form 10-Q
period 2016-12-31
FRANKLIN RESOURCES INC
filed 2017-01-27
CIK 38777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Outstanding: 565,321,260 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 20, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2016	2015
Operating Revenues
Investment management fees	$1,063.2	$1,186.7
Sales and distribution fees	419.3	478.4
Shareholder servicing fees	56.6	61.9
Other	21.7	31.0
Total operating revenues	1,560.8	1,758.0
Operating Expenses
Sales, distribution and marketing	520.0	588.6
Compensation and benefits	311.5	342.5
Information systems and technology	51.7	51.2
Occupancy	29.1	30.7
General, administrative and other	61.6	91.4
Total operating expenses	973.9	1,104.4
Operating Income	586.9	653.6
Other Income (Expenses)
Investment and other income, net	46.1	30.5
Interest expense	(13.3)	(12.0)
Other income, net	32.8	18.5
Income before taxes	619.7	672.1
Taxes on income	200.9	209.7
Net income	418.8	462.4
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	2.1	13.6
Redeemable noncontrolling interests	(23.5)	1.0
Net Income Attributable to Franklin Resources, Inc.	$440.2	$447.8

Earnings per Share
Basic	$0.77	$0.74
Diluted	0.77	0.74
Dividends Declared per Share	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2016	2015
Net Income	$418.8	$462.4
Other Comprehensive Income (Loss)
Net unrealized losses on investments, net of tax	(2.4)	(5.9)
Currency translation adjustments, net of tax	(60.9)	(23.6)
Net unrealized gains on defined benefit plans, net of tax	—	0.6
Total other comprehensive loss	(63.3)	(28.9)
Total comprehensive income	355.5	433.5
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	2.1	13.6
Redeemable noncontrolling interests	(23.5)	1.0
Comprehensive Income Attributable to Franklin Resources, Inc.	$376.9	$418.9

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$8,223.6	$8,247.1
Receivables	930.0	794.3
Investments (including $521.6 and $1,437.6 at fair value at December 31, 2016 and September 30, 2016)	1,512.8	2,416.6
Assets of consolidated sponsored investment products
Cash and cash equivalents	231.2	236.2
Investments, at fair value	2,456.1	1,513.4
Property and equipment, net	512.5	523.2
Goodwill and other intangible assets, net	2,200.4	2,211.3
Other	143.7	156.7
Total Assets	$16,210.3	$16,098.8

Liabilities
Compensation and benefits	$191.8	$357.4
Accounts payable and accrued expenses	214.8	233.3
Dividends	114.6	104.6
Commissions	292.4	302.0
Income taxes	191.7	23.0
Debt	1,394.4	1,401.2
Debt of consolidated sponsored investment products	340.1	682.2
Deferred taxes	151.7	161.5
Other	230.6	244.3
Total liabilities	3,122.1	3,509.5
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	841.2	61.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 565,683,547 and 570,345,156 shares issued and outstanding at December 31, 2016 and September 30, 2016	56.6	57.0
Retained earnings	12,326.0	12,226.2
Accumulated other comprehensive loss	(417.8)	(347.4)
Total Franklin Resources, Inc. stockholders’ equity	11,964.8	11,935.8
Nonredeemable noncontrolling interests	282.2	592.4
Total stockholders’ equity	12,247.0	12,528.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,210.3	$16,098.8

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2016	2015
Net Income	$418.8	$462.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	17.1	22.8
Depreciation and other amortization	19.9	22.6
Stock-based compensation	30.4	34.0
Gains on sale of assets	(0.8)	(7.2)
Income from investments in equity method investees	(34.2)	(24.8)
Net losses (gains) on other investments of consolidated sponsored investment products	(2.0)	7.6
Deferred income taxes	(6.9)	(1.8)
Other	(12.1)	14.9
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(19.3)	(42.5)
Decrease in trading securities, net	27.9	1.5
Decrease (increase) in trading securities of consolidated sponsored investment products, net	43.9	(102.5)
Decrease in accrued compensation and benefits	(161.9)	(221.5)
Decrease in commissions payable	(9.6)	(23.8)
Increase in income taxes payable	167.1	160.4
Decrease in other liabilities	(32.1)	(6.9)
Net cash provided by operating activities	446.2	295.2
Purchase of investments	(28.8)	(20.9)
Liquidation of investments	35.2	128.3
Purchase of other investments by consolidated sponsored investment products	(69.4)	(91.6)
Liquidation of other investments by consolidated sponsored investment products	72.7	104.7
Additions of property and equipment, net	(12.8)	(19.1)
Adoption of new accounting guidance	(49.2)	—
Net deconsolidation of sponsored investment products	(6.1)	(12.2)
Net cash provided by (used in) investing activities	(58.4)	89.2
Dividends paid on common stock	(103.4)	(91.5)
Repurchase of common stock	(256.2)	(381.5)
Proceeds from debt of consolidated sponsored investment products	0.4	1.0
Payments on debt by consolidated sponsored investment products	(3.2)	(27.9)
Payments on contingent consideration liability	(2.2)	(2.8)
Noncontrolling interests	(1.3)	39.3
Net cash used in financing activities	(365.9)	(463.4)
Effect of exchange rate changes on cash and cash equivalents	(50.4)	(20.1)
Decrease in cash and cash equivalents	(28.5)	(99.1)
Cash and cash equivalents, beginning of period	8,483.3	8,368.1
Cash and Cash Equivalents, End of Period	$8,454.8	$8,269.0

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$33.1	$48.1
Cash paid for interest	10.1	8.8
Cash paid for interest by consolidated sponsored investment products	3.3	6.7
See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2016 (“fiscal year 2016”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2016.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2016, the Company adopted an amendment to the consolidation guidance issued by the Financial Accounting Standards Board (“FASB”) using the modified retrospective approach which did not require the restatement of prior year periods. The amendment modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest and results in a lower consolidation threshold for variable interest entities (“VIEs”). The adoption caused the consolidation of 24 sponsored investment products (“SIPs”) that changed from voting interest entities (“VOEs”) to VIEs and three other SIPs that are VIEs. In addition, two collateralized loan obligations (“CLOs”) for which the Company was previously the primary beneficiary and five limited partnerships were deconsolidated. The adoption resulted in net increases in total assets, redeemable noncontrolling interests and retained earnings of $180.9 million, $824.7 million and $5.8 million, and net decreases in total liabilities, nonredeemable noncontrolling interests and other equity of $317.9 million, $324.6 million and $7.1 million as of October 1, 2016.
Accounting Guidance Not Yet Adopted
The FASB issued an amendment to the existing stock-based compensation guidance in March 2016. The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle and clarifies the classification of these transactions within the statement of cash flows. The amendment also provides an election to account for forfeitures as they occur, which the Company expects to take. The amendment is effective for the Company on October 1, 2017 and requires varying transition approaches for the different changes to the guidance. The Company expects the adoption to increase the volatility of income tax expense as a result of fluctuations in its stock price.
The FASB issued new guidance in May 2014 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The guidance is effective for the Company on October 1, 2018 and allows for either a full retrospective or modified approach at adoption. While the Company’s implementation efforts are ongoing, it does not expect adoption of the guidance to have a significant impact on the timing of recognition for the majority of its operating revenue. The Company is evaluating certain costs to determine if they should be capitalized or expensed based on the criteria in the guidance for costs to obtain or fulfill a contract. Additionally, it is assessing certain arrangements to determine whether it continues to act as a principal and present the related revenue gross of associated expenses. The overall impact upon adoption may differ based on further evaluation and additional facts and circumstances identified during implementation. The Company has not yet determined its transition approach.

The FASB issued an amendment to the existing financial instruments guidance in January 2016. The amendment requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting, which will impact all equity securities currently classified as available-for-sale. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost less impairment, if any, which the Company expects to take. The amendment is effective for the Company on October 1, 2018 and requires a cumulative effect adjustment to retained earnings at adoption. The Company does not expect the adoption to have a material impact on its consolidated financial statements; however, this could be affected by market volatility as well as additional facts and circumstances identified during implementation.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2016.
Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2016
Balance at October 1, 2016	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance	(1.3)	(324.6)	(325.9)
Net income	440.2	2.1	442.3
Other comprehensive loss	(63.3)		(63.3)
Cash dividends declared on common stock	(113.4)		(113.4)
Repurchase of common stock	(261.7)		(261.7)
Net subscriptions		12.3	12.3
Stock-based compensation	28.5		28.5
Balance at December 31, 2016	$11,964.8	$282.2	$12,247.0

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2015
Balance at October 1, 2015	$11,841.0	$654.8	$12,495.8
Net income	447.8	13.6	461.4
Other comprehensive loss	(28.9)		(28.9)
Cash dividends declared on common stock	(107.6)		(107.6)
Repurchase of common stock	(404.1)		(404.1)
Net distributions		(28.7)	(28.7)
Stock-based compensation	33.0		33.0
Balance at December 31, 2015	$11,781.2	$639.7	$12,420.9
During the three months ended December 31, 2016 and 2015, the Company repurchased 7.1 million and 10.5 million shares of its common stock at a cost of $261.7 million and $404.1 million under its stock repurchase program. At December 31, 2016, 43.6 million shares remained available for repurchase under the program, which is not subject to an expiration date.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2016	2015
Net income attributable to Franklin Resources, Inc.	$440.2	$447.8
Less: allocation of earnings to participating nonvested stock and stock unit awards	3.0	2.7
Net Income Available to Common Stockholders	$437.2	$445.1

Weighted-average shares outstanding – basic	565.1	597.6
Dilutive effect of nonparticipating nonvested stock unit awards	0.1	0.1
Weighted-Average Shares Outstanding – Diluted	565.2	597.7

Earnings per Share
Basic	$0.77	$0.74
Diluted	0.77	0.74
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.7 million and 1.4 million for the three months ended December 31, 2016 and 2015.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs. See Note 7 – Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2016	September 30, 2016
Investment securities, trading
SIPs	$138.8	$844.4
Debt and other equity securities	264.2	277.5
Total investment securities, trading	403.0	1,121.9
Investment securities, available-for-sale
SIPs	102.3	297.7
Debt and other equity securities	3.0	3.7
Total investment securities, available-for-sale	105.3	301.4
Investments in equity method investees	816.0	797.4
Other investments	188.5	195.9
Total	$1,512.8	$2,416.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with an aggregate carrying amount of $117.3 million were pledged as collateral at both December 31, 2016 and September 30, 2016.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
as of December 31, 2016	Cost Basis	Gains	Losses	Fair Value
SIPs	$103.2	$1.0	$(1.9)	$102.3
Debt and other equity securities	2.9	0.1	—	3.0
Total	$106.1	$1.1	$(1.9)	$105.3

(in millions)		Gross Unrealized
as of September 30, 2016	Cost Basis	Gains	Losses	Fair Value
SIPs	$289.6	$13.7	$(5.6)	$297.7
Debt and other equity securities	3.6	0.1	—	3.7
Total	$293.2	$13.8	$(5.6)	$301.4
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of December 31, 2016
SIPs	$19.5	$(1.1)	$5.2	$(0.8)	$24.7	$(1.9)

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2016
SIPs	$75.8	$(4.3)	$18.0	$(1.3)	$93.8	$(5.6)
The Company recognized $0.3 million and $0.4 million of other-than-temporary impairment during the three months ended December 31, 2016 and 2015.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs. See Note 7 – Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2016
Assets
Investment securities, trading
SIPs	$138.8	$—	$—	$138.8
Debt and other equity securities	3.1	75.7	185.4	264.2
Investment securities, available-for-sale
SIPs	102.3	—	—	102.3
Debt and other equity securities	0.9	2.1	—	3.0
Life settlement contracts	—	—	13.3	13.3
Total Assets Measured at Fair Value	$245.1	$77.8	$198.7	$521.6

Liability
Contingent consideration liability	$—	$—	$83.7	$83.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2016
Assets
Investment securities, trading
SIPs	$844.4	$—	$—	$844.4
Debt and other equity securities	2.6	84.1	190.8	277.5
Investment securities, available-for-sale
SIPs	297.7	—	—	297.7
Debt and other equity securities	1.6	2.1	—	3.7
Life settlement contracts	—	—	14.3	14.3
Total Assets Measured at Fair Value	$1,146.3	$86.2	$205.1	$1,437.6

Liability
Contingent consideration liability	$—	$—	$98.1	$98.1
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
The fair value of the contingent consideration liability, which is classified as Level 3, is determined using an income-based method which considers the net present value of anticipated future cash flows.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2016 and 2015.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2016		2015
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the three months ended December 31,
Balance at beginning of period	$205.1	$(98.1)	$20.7	$(102.9)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.6	—	0.6	—
Included in general, administrative and other expense	—	12.2	—	(16.2)
Purchases	0.5	—	3.3	—
Sales	(2.4)	—	—	—
Settlements	(1.7)	2.2	(0.8)	3.3
Foreign exchange revaluation	(3.4)	—	—	—
Balance at End of Period	$198.7	$(83.7)	$23.8	$(115.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.1)	$12.2	$0.2	$(16.2)

Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$185.4	Discounted cash flow	Discount rate	6.5%–6.9% (6.8%)
			Risk premium	2.0%–17.9% (16.7%)
			Liquidity discount	0.0%–10.0% (9.7%)

Life settlement contracts	13.3	Discounted cash flow	Life expectancy	21–130 months (65)
			Discount rate	8.0%–20.0% (13.0%)

Contingent consideration liability	83.7	Discounted cash flow	AUM growth rate	(1.9)%–2.8% (0.7%)
			EBITDA margin	6.2%–8.8% (7.9%)
			Discount rate	13.2%

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$190.8	Discounted cash flow	Discount rate	3.6%–6.9% (6.7%)
			Risk premium	2.0%–17.9% (16.5%)
			Liquidity discount	0.0%–10.0% (9.6%)

Life settlement contracts	14.3	Discounted cash flow	Life expectancy	20–132 months (65)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	98.1	Discounted cash flow	AUM growth rate	2.4%–11.5% (5.9%)
			EBITDA margin	14.3%
			Discount rate	13.2%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		December 31, 2016		September 30, 2016
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,223.6	$8,223.6	$8,247.1	$8,247.1
Other investments
Time deposits	2	128.0	128.0	131.6	131.6
Cost method investments	3	47.2	59.5	50.0	61.3
Financial Liabilities
Debt
Senior notes	2	1,342.8	1,365.1	1,348.5	1,412.5
Loan	2	51.6	51.5	52.7	52.7

Note 7 – Consolidated Sponsored Investment Products
The Company consolidates SIPs, which consist of both VOEs and VIEs, when it has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the voting interest in a VOE or when it is the primary beneficiary of a VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or they do not have defined rights and obligations normally associated with an equity investment. The Company’s VIEs are all investment entities, and its variable interests consist of its equity ownership interest in and certain investment management fees earned from these entities.
The Company adopted new accounting guidance on October 1, 2016 that modifies the consolidation framework for certain investment entities and all limited partnerships. As a result of the modifications, certain SIPs changed from VOEs to VIEs and became subject to a lower threshold for consolidation. Additionally, there is now a single model to determine whether the Company is the primary beneficiary of a VIE. The Company is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of assets under management (“AUM”), investment management fee rates, the life of the investment product, prepayment rates and the discount rate. The new guidance did not change the consolidation framework for VOEs.
Consolidated SIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities. The Company consolidated 61 SIPs, including one CLO, as of December 31, 2016 and 40 SIPs, including three CLOs, as of September 30, 2016. Amounts for prior periods have been reclassified to combine amounts previously presented separately as consolidated SIPs and consolidated VIEs.
The balances of consolidated SIPs included in the Company’s condensed consolidated balance sheets were as follows:

(in millions)	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$231.2	$236.2
Receivables	174.1	47.9
Investments, at fair value	2,456.1	1,513.4
Other assets	0.8	1.4
Total Assets	$2,862.2	$1,798.9

Liabilities
Accounts payable and accrued expenses	$67.9	$65.2
Debt	340.1	682.2
Other liabilities	7.2	8.5
Total liabilities	415.2	755.9
Redeemable Noncontrolling Interests	841.2	61.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,349.3	414.1
Nonredeemable noncontrolling interests	256.5	567.8
Total stockholders’ equity	1,605.8	981.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,862.2	$1,798.9
The consolidated SIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2016 and 2015.
The Company has no right to the consolidated SIPs’ assets, other than its direct equity investments in them and investment management fees earned from them. The debt holders of the consolidated SIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the SIPs’ liabilities.

SIPs are typically consolidated when the Company makes an initial investment in a newly launched investment entity. They are typically deconsolidated when the Company no longer has a controlling financial interest due to redemptions of its investment or increases in third-party investments. The Company’s investments in SIPs subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the structure of the SIP and the Company’s role and level of ownership.
Investments
Investments of consolidated SIPs consisted of the following:

(in millions)	December 31, 2016	September 30, 2016
Investment securities, trading	$1,810.3	$287.8
Other debt securities	366.9	618.3
Other equity securities	278.9	607.3
Total	$2,456.1	$1,513.4
Investment securities, trading consist of equity and debt securities that are traded in active markets. Other debt securities consist of corporate debt securities held by CLOs and debt securities of entities in emerging markets. Other equity securities consist of equity securities of entities in emerging markets and fund products.
Investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient were as follows:

(in millions)	Redemption Frequency	December 31, 2016	September 30, 2016
Real estate and private equity funds	Nonredeemable	$146.3	$444.2
Hedge funds	Monthly, quarterly or triennially	—	1.8
Total		$146.3	$446.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 5.2 years and 3.2 years at December 31, 2016 and September 30, 2016. The consolidated SIPs’ unfunded commitments to these funds totaled $2.0 million and $74.4 million at December 31, 2016 and September 30, 2016, of which the Company was contractually obligated to fund $0.4 million and $2.2 million based on its ownership percentage in the SIPs.
Fair Value Measurements
Assets and liabilities of consolidated SIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2016
Assets
Cash and cash equivalents of CLO	$54.8	$—	$—	$—	$54.8
Receivables of CLO	—	2.0	—	—	2.0
Investments
Equity securities	272.2	93.5	131.6	146.3	643.6
Debt securities	0.2	1,687.9	124.4	—	1,812.5
Total Assets Measured at Fair Value	$327.2	$1,783.4	$256.0	$146.3	$2,512.9

Liabilities
Other liabilities	$0.2	$7.0	$—	$—	$7.2

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2016
Assets
Cash and cash equivalents of CLOs	$146.4	$—	$—	$—	$146.4
Receivables of CLOs	—	23.6	—	—	23.6
Investments
Equity securities	155.4	0.5	160.3	446.0	762.2
Debt securities	—	618.9	132.3	—	751.2
Total Assets Measured at Fair Value	$301.8	$643.0	$292.6	$446.0	$1,683.4

Liabilities
Other liabilities	$0.1	$8.4	$—	$—	$8.5
Investments in fund products for which fair value was estimated using NAV as a practical expedient are not classified in the fair value hierarchy. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2016 and 2015.
Changes in Level 3 assets measured at fair value on a recurring basis were as follows:

	2016			2015
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended December 31,
Balance at beginning of period	$160.3	$132.3	$292.6	$191.6	$130.2	$321.8
Adoption of new accounting guidance	(45.4)	(0.5)	(45.9)	—	—	—
Realized and unrealized gains (losses) included in investment and other income, net	(3.3)	(0.3)	(3.6)	(1.1)	1.1	—
Purchases	21.0	2.2	23.2	—	2.5	2.5
Sales	(0.1)	(6.4)	(6.5)	—	(9.6)	(9.6)
Foreign exchange revaluation	(0.9)	(2.9)	(3.8)	(2.4)	(0.3)	(2.7)
Balance at End of Period	$131.6	$124.4	$256.0	$188.1	$123.9	$312.0
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(3.4)	$(0.2)	$(3.6)	$(1.1)	$0.3	$(0.8)
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$83.9	Market comparable companies	EBITDA multiple	5.0–14.2 (11.0)
			Discount for lack of marketability	50.0%
	24.3	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	23.4	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	112.6	Discounted cash flow	Discount rate	6.0%–50.0% (13.0%)
			Risk premium	0.0%–28.0% (9.5%)
	11.8	Market pricing	Private sale pricing	$57 per $100 of par

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$113.1	Market comparable companies	EBITDA multiple	5.0–14.2 (10.3)
			Discount for lack of marketability	25.0%–50.0% (36.6%)
	24.3	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	22.9	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	119.7	Discounted cash flow	Discount rate	6.0%–15.0% (10.4%)
			Risk premium	0.0%–28.0% (9.7%)
			EBITDA multiple	5.5
	12.6	Market pricing	Private sale pricing	$57 per $100 of par
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2016		September 30, 2016
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$176.4	$176.4	$89.8	$89.8
Financial Liabilities
Debt of CLOs[1]	2 or 3	285.5	279.4	607.2	594.5
Other debt	3	54.6	54.3	75.0	74.6
_________________
1    Substantially all is Level 2.
Debt
Debt of consolidated SIPs consisted of the following:

	December 31, 2016		September 30, 2016
(in millions)	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Debt of CLOs	$285.5	3.18%	$607.2	2.24%
Other debt	54.6	5.59%	75.0	4.79%
Total	$340.1		$682.2
The debt of CLOs had floating interest rates ranging from 2.38% to 10.36% at December 31, 2016, and from 1.02% to 10.16% at September 30, 2016. The debt matures in fiscal year 2024 at December 31, 2016, and from fiscal years 2018 to 2024 at September 30, 2016.

The other debt had fixed and floating interest rates ranging from 2.36% to 6.38% at December 31, 2016, and from 2.36% to 6.19% at September 30, 2016. The debt maturities ranged from fiscal years 2017 to 2019 at both December 31, 2016 and September 30, 2016.
At December 31, 2016, maturities for debt of consolidated SIPs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2017	$20.8
2018	5.8
2019	28.0
2020	—
2021	—
Thereafter	285.5
Total	$340.1
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the three months ended December 31,	2016	2015
Balance at beginning of period	$61.1	$59.6
Adoption of new accounting guidance	824.7	—
Net income (loss)	(23.5)	1.0
Net subscriptions (distributions) and other	(13.6)	68.0
Net deconsolidations	(7.5)	(75.4)
Balance at End of Period	$841.2	$53.2
Collateralized Loan Obligations
The Company recognized $1.1 million and $0.1 million of net gains related to its own economic interests in the CLOs during the three months ended December 31, 2016 and 2015.
The unpaid principal balance and fair value of the investments of the CLOs were as follows:

(in millions)	December 31, 2016	September 30, 2016
Unpaid principal balance	$244.3	$496.0
Difference between unpaid principal balance and fair value	—	(8.2)
Fair Value	$244.3	$487.8
There were no investments 90 days or more past due at December 31, 2016 or September 30, 2016.
The unpaid principal balance of the debt of the CLOs was $274.9 million and $653.8 million at December 31, 2016 and September 30, 2016.

Note 8 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of SIPs and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management fee receivables as follows:

(in millions)	December 31, 2016	September 30, 2016
Investments	$229.9	$77.3
Receivables	100.7	21.4
Total	$330.6	$98.7
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during the three months ended December 31, 2016. During fiscal year 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. None of these purchases occurred during the three months ended December 31, 2015.
Note 9 – Commitments and Contingencies
Legal Proceedings
On July 28, 2016, a putative class action lawsuit captioned Cryer v. Franklin Resources, Inc., et al. was filed in the United States District Court for the Northern District of California against Franklin, the Franklin Templeton 401(k) Retirement Plan (“Plan”) Investment Committee, and unnamed Investment Committee members. The plaintiff asserts a claim for breach of fiduciary duty under the Employee Retirement Income Security Act, alleging that the defendants selected mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan when allegedly lower-cost and better performing non-proprietary investment vehicles were available. The plaintiff also claims that the total Plan costs, inclusive of investment management and administrative fees, are excessive. The plaintiff alleges that Plan losses exceed $79.0 million and seeks, among other things, damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest. Franklin’s motion to dismiss and motion for summary adjudication were denied on January 17, 2017. Management strongly believes that the claims made in the lawsuit are without merit and intends to defend against them vigorously. Franklin cannot predict with certainty, however, the eventual outcome of the lawsuit or whether it will have a material negative impact on the Company.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2016 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At December 31, 2016, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2016.

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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the three months ended December 31, 2016
Nonvested balance at October 1, 2016	2,369	1,288	3,657	$45.67
Granted	2,696	1,110	3,806	34.11
Vested	(26)	(353)	(379)	49.71
Forfeited/canceled	(114)	(274)	(388)	44.18
Nonvested Balance at December 31, 2016	4,925	1,771	6,696	$38.96
Total unrecognized compensation expense related to nonvested stock and stock unit awards, net of estimated forfeitures, was $197.8 million at December 31, 2016. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2016	2015
Investment and Other Income, Net
Dividend income	$2.4	$2.8
Interest income	13.6	3.6
Gains (losses) on trading investment securities, net	2.0	(7.3)
Realized gains on sale of investment securities, available-for-sale	0.6	7.8
Realized losses on sale of investment securities, available-for-sale	(0.7)	(0.8)
Income from investments in equity method investees	34.2	24.8
Other-than-temporary impairment of investments	(0.3)	(0.4)
Losses on investments of consolidated SIPs, net	(29.9)	(5.7)
Foreign currency exchange gains, net	19.8	3.5
Other, net	4.4	2.2
Total	46.1	30.5
Interest Expense	(13.3)	(12.0)
Other Income, Net	$32.8	$18.5
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $8.6 million and $106.6 million for the three months ended December 31, 2016 and 2015.
Net gains (losses) recognized on the Company’s trading investment securities that were held at December 31, 2016 and 2015 were $0.2 million and $(5.7) million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at December 31, 2016 and 2015 were $(18.5) million and $2.3 million.

Note 12 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2016
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive loss:
Other comprehensive loss before reclassifications, net of tax	(2.6)	(60.9)	—	(63.5)
Reclassifications to net investment and other income, net of tax	0.2	—	—	0.2
Total other comprehensive loss	(2.4)	(60.9)	—	(63.3)
Balance at December 31, 2016	$(2.4)	$(407.3)	$(8.1)	$(417.8)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2015
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax	0.8	(23.6)	0.6	(22.2)
Reclassifications to net investment and other income, net of tax	(6.7)	—	—	(6.7)
Total other comprehensive income (loss)	(5.9)	(23.6)	0.6	(28.9)
Balance at December 31, 2015	$13.4	$(351.4)	$(5.1)	$(343.1)
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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2016 (“fiscal year 2016”) filed with the U.S. Securities and Exchange Commission, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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
The global equity markets continued to provide positive returns during the first three months of our fiscal year, reflecting, among other things, the results of the U.S. presidential election and expectations of fiscal stimulus, evidenced by increases of 2.0% in the MSCI World Index and 3.8% in the S&P 500 Index for the quarter. The global bond markets were negatively impacted by rising interest rates and expectations of higher inflation and the Barclays Global Aggregate Index decreased 7.1% during the quarter.
Our total AUM at December 31, 2016 was $720.0 billion, 2% lower than at September 30, 2016 and 6% lower than at December 31, 2015. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2016 decreased 8% from the same period in the prior fiscal year. The decline in AUM negatively affected our fee revenues and operating income for the three months ended December 31, 2016.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our SIPs and on providing high quality customer service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2016	2015
Operating revenues	$1,560.8	$1,758.0	(11%)
Operating income	586.9	653.6	(10%)
Net income attributable to Franklin Resources, Inc.	440.2	447.8	(2%)
Diluted earnings per share	$0.77	$0.74	4%
Operating margin[1]	37.6%	37.2%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $66.7 million for the three months ended December 31, 2016, as compared to the same period in the prior fiscal year, as an 11% decrease in operating revenues was partially offset by a 12% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $7.6 million as the decrease in operating income was substantially offset by higher investment and other income, net, less the portion attributable to noncontrolling interests.
Diluted earnings per share increased for the three months ended December 31, 2016 despite the decrease in net income due to the impact of a 5% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2016.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	December 31, 2016	December 31, 2015	Percent Change
Equity
Global/international	$196.7	$211.7	(7%)
United States	101.6	102.0	0%
Total equity	298.3	313.7	(5%)
Hybrid	138.3	134.4	3%
Fixed Income
Tax-free	71.7	72.4	(1%)
Taxable
Global/international	153.6	182.0	(16%)
United States	51.9	54.8	(5%)
Total fixed income	277.2	309.2	(10%)
Cash Management	6.2	6.6	(6%)
Total	$720.0	$763.9	(6%)
AUM at December 31, 2016 decreased 6% from December 31, 2015 due to $67.9 billion of net outflows partially offset by $24.0 billion of net market change and other, which consists of $48.3 billion of market appreciation and other, net of $24.3 billion of distributions.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2016	2015		2016	2015
Equity
Global/international	$197.0	$216.6	(9%)	27%	28%
United States	101.3	103.4	(2%)	14%	13%
Total equity	298.3	320.0	(7%)	41%	41%
Hybrid	136.7	139.2	(2%)	19%	18%
Fixed Income
Tax-free	74.1	72.0	3%	10%	9%
Taxable
Global/international	155.0	186.4	(17%)	22%	24%
United States	52.4	57.2	(8%)	7%	7%
Total fixed income	281.5	315.6	(11%)	39%	40%
Cash Management	6.2	6.7	(7%)	1%	1%
Total	$722.7	$781.5	(8%)	100%	100%

Components of the change in AUM are shown below. Net market change and other includes distributions, appreciation (depreciation), foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended December 31,		Percent Change
	2016	2015
Beginning AUM	$733.3	$770.9	(5%)
Long-term sales	24.5	33.1	(26%)
Long-term redemptions	(46.7)	(53.3)	(12%)
Long-term net exchanges	(0.4)	(0.2)	100%
Reinvested distributions	8.2	11.5	(29%)
Net flows	(14.4)	(8.9)	62%
Net market change and other	1.1	1.9	(42%)
Ending AUM	$720.0	$763.9	(6%)
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Hybrid	Fixed Income			Cash Management	Total
for the three months ended December 31, 2016	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	5.9	3.7	4.0	2.2	6.1	2.6	—	24.5
Long-term redemptions	(10.7)	(7.5)	(6.7)	(3.7)	(14.2)	(3.9)	—	(46.7)
Long-term net exchanges	(0.2)	0.2	0.1	(0.5)	(0.2)	0.2	—	(0.4)
Reinvested distributions	2.1	3.1	1.4	0.5	0.8	0.3	—	8.2
Net flows	(2.9)	(0.5)	(1.2)	(1.5)	(7.5)	(0.8)	—	(14.4)
Net market change and other	(0.8)	(1.2)	2.1	(3.3)	4.9	(0.7)	0.1	1.1
AUM at December 31, 2016	$196.7	$101.6	$138.3	$71.7	$153.6	$51.9	$6.2	$720.0

(in billions)	Equity		Hybrid	Fixed Income			Cash Management	Total
for the three months ended December 31, 2015	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	6.6	3.5	4.0	1.7	15.0	2.3	—	33.1
Long-term redemptions	(11.9)	(7.0)	(9.2)	(2.2)	(18.4)	(4.6)	—	(53.3)
Long-term net exchanges	(0.1)	0.4	(0.4)	0.3	(0.2)	(0.2)	—	(0.2)
Reinvested distributions	3.1	4.3	1.9	0.5	1.3	0.4	—	11.5
Net flows	(2.3)	1.2	(3.7)	0.3	(2.3)	(2.1)	—	(8.9)
Net market change and other	1.9	—	(0.2)	0.4	1.6	(1.6)	(0.2)	1.9
AUM at December 31, 2015	$211.7	$102.0	$134.4	$72.4	$182.0	$54.8	$6.6	$763.9
AUM decreased $13.3 billion or 2% during the three months ended December 31, 2016, primarily due to $14.4 billion of net outflows which occurred in all long-term investment objectives and most significantly in global/international products. Long-term sales decreased 26% to $24.5 billion, as compared to the prior-year period, primarily due to lower sales in global/international fixed income products. Long-term redemptions decreased 12% to $46.7 billion, primarily due to lower redemptions of global/international fixed income and hybrid products. Net market change and other was $1.1 billion, which primarily consists of $15.2 billion of market appreciation net of $9.4 billion of distributions and a $4.8 billion decrease from foreign exchange revaluation. The market appreciation occurred primarily in global/international and hybrid products and reflected strong performance of our global/international fixed income products despite a 7.1% decrease in the Bloomberg Barclays Global Aggregate Index, and positive returns in global equity markets as evidenced by increases of 3.8% and 2.0% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Euro, Japanese yen, Australian dollar and Canadian dollar.

AUM decreased $7.0 billion or 1% during the three months ended December 31, 2015, primarily due to $8.9 billion of net outflows which primarily occurred in global/international and hybrid products. Net market change and other was $1.9 billion, which consists of $16.6 billion of market appreciation net of $12.9 billion of distributions and a $1.6 billion decrease due to foreign exchange revaluation. The market appreciation occurred in all long-term investment objectives except for taxable U.S. fixed income, and reflected positive returns in global equity markets, with increases in the MSCI World Index of 5.6% and the S&P 500 Index of 7.0%, and mixed results in the global bond markets as the Bloomberg Barclays Global Aggregate Index decreased 0.9%. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar and Euro.
Average AUM by sales region was as follows:

	Three Months Ended December 31,		Percent Change
(in billions)	2016	2015
United States	$492.1	$526.8	(7%)
International
Europe, the Middle East and Africa	101.1	116.9	(14%)
Asia-Pacific	82.3	84.1	(2%)
Canada	30.4	32.2	(6%)
Latin America[1]	16.8	21.5	(22%)
Total international	230.6	254.7	(9%)
Total	$722.7	$781.5	(8%)
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 68% and 67% for the three months ended December 31, 2016 and 2015.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 85% of AUM exceeding the benchmarks for the one-, five- and ten-year periods ended December 31, 2016, and at least 90% exceeding the peer group median for all periods presented. Strong performance for these products during the three months ended December 31, 2016 resulted in significant improvements from September 30, 2016 to the benchmark and peer group median comparisons for the one-year and three-year periods. Our tax-free fixed income products have performed well with at least 61% of AUM exceeding the peer group medians for all periods presented and the benchmarks for the one-, three- and five-year periods. The performance of our hybrid products has been notable in comparison to the peer group medians for all periods, however the comparisons to the benchmarks for the three-, five- and ten-year periods reflect lower performance by a fund which represents approximately 70% of the category. The performance of our equity and U.S. taxable fixed income products has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2016	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	58%	27%	28%	52%	69%	39%	64%	51%
United States	45%	7%	1%	32%	65%	53%	28%	69%
Total equity	53%	20%	18%	44%	67%	44%	50%	59%
Hybrid	91%	9%	8%	8%	93%	88%	91%	94%
Fixed Income
Tax-free	90%	74%	62%	27%	94%	75%	61%	100%
Taxable
Global/international	85%	68%	87%	88%	93%	90%	91%	97%
United States	67%	27%	59%	45%	60%	22%	36%	60%
Total fixed income	83%	62%	74%	59%	87%	72%	71%	91%
__________________

[1]	AUM measured in the benchmark and peer group rankings represents 90% and 82% of our total AUM as of December 31, 2016.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

[3]
The peer group rankings are sourced from either Lipper, a Thomson Reuters Company, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns. © 2017 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 19, 2017 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2016	2015
Investment management fees	$1,063.2	$1,186.7	(10%)
Sales and distribution fees	419.3	478.4	(12%)
Shareholder servicing fees	56.6	61.9	(9%)
Other	21.7	31.0	(30%)
Total Operating Revenues	$1,560.8	$1,758.0	(11%)
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
Investment management fees decreased $123.5 million for the three months ended December 31, 2016 primarily due to an 8% decrease in average AUM and the impact of a lower effective fee rate. The decrease in average AUM occurred across all investment objectives except tax-free fixed income, most significantly in the global/international investment objectives, and across all sales regions.

Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 58.8 basis points for the three months ended December 31, 2016, from 60.7 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to continued higher weightings of AUM in U.S. products and in lower fee products in the global/international investment objectives in the Europe, Middle East and Africa and Asia-Pacific sales regions.
Performance-based investment management fees were $1.6 million and $1.9 million for the three months ended December 31, 2016 and 2015.
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
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended December 31,		Percent Change
	2016	2015
Asset-based fees	$338.3	$377.2	(10%)
Sales-based fees	78.8	99.1	(20%)
Contingent sales charges	2.2	2.1	5%
Sales and Distribution Fees	$419.3	$478.4	(12%)
Asset-based distribution fees decreased $38.9 million for the three months ended December 31, 2016 primarily due to a $35.9 million decrease from an 8% decrease in the related average AUM.
Sales-based fees decreased $20.3 million for the three months ended December 31, 2016 primarily due to a $16.0 million decrease from a 16% decrease in commissionable sales. Commissionable sales represented 10% and 9% of total sales for the three months ended December 31, 2016 and 2015.
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

Shareholder servicing fees decreased $5.3 million for the three months ended December 31, 2016 primarily due to decreases of $3.9 million from SIPs in the U.S. resulting from decreases in active accounts and $1.8 million from SIPs in Europe resulting from lower levels of related AUM.
Other
Other revenue decreased $9.3 million for the three months ended December 31, 2016, primarily due to lower interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2016	2015
Sales, distribution and marketing	$520.0	$588.6	(12%)
Compensation and benefits	311.5	342.5	(9%)
Information systems and technology	51.7	51.2	1%
Occupancy	29.1	30.7	(5%)
General, administrative and other	61.6	91.4	(33%)
Total Operating Expenses	$973.9	$1,104.4	(12%)
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2016	2015
Asset-based expenses	$431.8	$478.6	(10%)
Sales-based expenses	71.1	87.2	(18%)
Amortization of deferred sales commissions	17.1	22.8	(25%)
Sales, Distribution and Marketing	$520.0	$588.6	(12%)
Asset-based expenses decreased $46.8 million for the three months ended December 31, 2016 primarily due to a $47.0 million decrease in distribution expense which mainly resulted from an 8% decrease in the related average AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $16.1 million for the three months ended December 31, 2016 primarily due to a $13.4 million decrease from a 16% decrease in commissionable sales.
Amortization of deferred sales commissions decreased $5.7 million for the three months ended December 31, 2016 primarily due to lower sales of U.S. shares sold without a front-end sales charge to investors.

Compensation and Benefits
Compensation and benefit expenses decreased $31.0 million for the three months ended December 31, 2016 due to decreases of $22.5 million in salaries, wages and benefits and $8.5 million in variable compensation. The decrease in salaries, wages and benefits was primarily due to a $12.9 million decrease from lower staffing levels and $9.4 million of special termination benefit expenses incurred in the prior fiscal year period. The variable compensation decrease was primarily due to decreases of $3.8 million in amortization of stock and stock unit awards and $2.3 million in bonus expense based on lower expectations of our annual performance.
Variable compensation as a percentage of compensation and benefits was 34% and 33% for the three months ended December 31, 2016 and 2015. At December 31, 2016, our global workforce had decreased to approximately 9,100 employees from approximately 9,400 at December 31, 2015.
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
Information Systems and Technology
Information systems and technology expenses increased $0.5 million for the three months ended December 31, 2016.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2016	2015
Net carrying value at beginning of period	$88.1	$89.8
Additions, net of disposals	20.5	11.2
Amortization	(12.5)	(11.9)
Net Carrying Value at End of Period	$96.1	$89.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $1.6 million for the three months ended December 31, 2016 primarily due to lower rent expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, corporate travel and entertainment, professional fees, advertising and promotion costs, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $29.8 million for the three months ended December 31, 2016, primarily due to lower contingent consideration and intangible asset amortization expenses, partially offset by higher consolidated SIPs expenses. The change in the fair value of the contingent consideration liability for the K2 Advisors Holdings, LLC (“K2”) acquisition decreased $12.2 million due to revised estimates of K2’s future revenues and profits, as compared to an increase of $16.2 million in the prior-year period. Amortization of definite-lived intangible assets decreased $3.2 million primarily due to prior-year impairment of the assets. These decreases were partially offset by a $3.0 million increase in consolidated SIPs expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2016	2015
Investment and other income, net	$46.1	$30.5	51%
Interest expense	(13.3)	(12.0)	11%
Other Income, Net	$32.8	$18.5	77%
Investment and other income, net consists primarily of income (losses) from equity method investees, foreign currency exchange gains (losses), interest and dividend income, and gains (losses) on investments of consolidated SIPs and trading investment securities.
Other income, net increased $14.3 million for the three months ended December 31, 2016 primarily due to favorable impacts from foreign currency exchange, higher market valuations which resulted in net investment income and gains, and higher interest income, partially offset by unfavorable impacts from investments of consolidated SIPs and sales of available-for-sale securities. Net foreign currency exchange gains increased $16.3 million primarily from strengthening of the U.S. dollar against the Euro. Interest income increased $10.0 million primarily due to higher levels of debt securities and interest rates. Income from equity method investees increased by $9.4 million, and trading investment securities generated net gains of $2.0 million as compared to net losses of $7.3 million in the prior year. These increases were partially offset by a $24.2 million increase in net losses of investments held by consolidated SIPs and a $7.1 million decrease in net realized gains on sale of available-for-sale securities.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at December 31, 2016, including assets of consolidated SIPs, was as follows:

(in millions)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities	Assets of Consolidated SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,454.8	68%	$—	0%	$231.2	8%
Investment Securities
Equity
Global/international	364.9	3%	0.4	0%	341.7	13%
United States	4.2	0%	0.3	0%	2.6	0%
Total equity	369.1	3%	0.7	0%	344.3	13%
Hybrid	294.5	2%	76.4	19%	205.4	8%
Fixed Income
Tax-free	1.6	0%	—	0%	—	0%
Taxable
Global/international	1,211.2	10%	264.3	66%	903.1	34%
United States	1,088.0	9%	61.6	15%	1,003.3	37%
Total fixed income	2,300.8	19%	325.9	81%	1,906.4	71%
Total investment securities	2,964.4	24%	403.0	100%	2,456.1	92%
Other Investments	1,004.5	8%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$12,423.7	100%	$403.0	100%	$2,687.3	100%

Investments of consolidated SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $727.3 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
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
Our effective income tax rate was 32.4% and 31.2% for the three months ended December 31, 2016 and 2015. The rate increase was primarily due to a net loss attributable to noncontrolling interests, as compared to net income in the prior year, and the prior-year recognition of tax benefits in U.S. and non-U.S. jurisdictions as a result of various adjustments to unrecognized tax benefits including the expiration of statutes of limitations.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2016	2015
Cash Flow Data
Operating cash flows	$446.2	$295.2
Investing cash flows	(58.4)	89.2
Financing cash flows	(365.9)	(463.4)
Net cash provided by operating activities increased during the three months ended December 31, 2016 primarily due to a net decrease in trading securities of consolidated SIPs, as compared to a net increase in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from lower net liquidations of investments and the adoption of new accounting guidance. Net cash used in financing activities decreased primarily due to lower repurchases of common stock, partially offset by net distributions from consolidated SIPs to noncontrolling interests as compared to net subscriptions in the prior year.
The assets and liabilities of our consolidated SIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the consolidated SIPs’ assets, other than our direct equity investment in them and investment management fees earned from them. The debt holders of the consolidated SIPs have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the SIPs’ liabilities. Accordingly, the assets and liabilities of our consolidated SIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$8,223.6	$8,247.1
Receivables	755.9	746.4
Investments	1,916.1	1,896.7
Total Liquid Assets	$10,895.6	$10,890.2
Liability
Debt	$1,394.4	$1,401.2

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
Cash and cash equivalents at December 31, 2016 was essentially unchanged from September 30, 2016, as net cash used in financing and investing activities and a decrease from the effect of exchange rate changes were offset by net cash provided by operating activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 27% and 73% at December 31, 2016, and 28% and 72% at September 30, 2016.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At December 31, 2016, our U.S. and non-U.S. subsidiaries held $885.2 million and $2,301.4 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $874.6 million and $2,220.8 million held at September 30, 2016. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $4.1 million and $315.7 million at December 31, 2016 and $4.7 million and $345.7 million at September 30, 2016.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2016, $1,342.8 million of the notes were outstanding with an aggregate face value of $1,350.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 1.375% per annum which mature in September 2017, $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. Interest on the loan is payable monthly, and the loan may be prepaid without penalty. To secure the loan, we concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary located in India, maintain a specified minimum level of capital. The loan had a carrying value of $51.6 million at December 31, 2016.
We were in compliance with all debt covenants at December 31, 2016.
At December 31, 2016, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.20 and $0.18 per share during the three months ended December 31, 2016 and 2015. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2016 and 2015, we repurchased 7.1 million and 10.5 million shares of our common stock at a cost of $261.7 million and $404.1 million. At December 31, 2016, 43.6 million shares remained available for repurchase under the program, which is not subject to an expiration date.
We invested $36.6 million, net of redemptions, in our SIPs during the three months ended December 31, 2016, and redeemed $49.8 million, net of investments, from our SIPs in the prior-year period.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our SIPs during the three months ended December 31, 2016. During fiscal year 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. None of these purchases occurred during the three months ended December 31, 2015.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2016, there were no material changes in our contractual obligations, commitments and contingent liabilities as reported in our Form 10-K for fiscal year 2016.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2016.
Consolidation
We consolidate our subsidiaries and SIPs in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or they do not have defined rights and obligations normally associated with an equity investment. The assessment of whether an entity is a VIE or VOE involves judgment and analysis on a structure-by-structure basis. When performing the assessment we consider factors such as the entity’s legal organization and capital structure, the rights of the equity investment holders and our contractual involvement with and ownership interest in the entity. Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and certain investment management fees earned from these entities.

We adopted new accounting guidance on October 1, 2016 that modifies the consolidation framework for certain investment entities and all limited partnerships. As a result of the modifications, certain SIPs changed from VOEs to VIEs and became subject to a lower threshold for consolidation. Additionally, there is now a single model to determine whether we are the primary beneficiary of a VIE. We are the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of AUM, investment management fee rates, the life of the investment product, prepayment rates and the discount rate.
As of December 31, 2016, we were the primary beneficiary of 39 SIP VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2016, Level 3 assets represented 15% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 92% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during the three months ended December 31, 2016.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2016, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used as of August 1, 2016. Net outflows from our SIPs resulted in a decrease in our AUM as of December 31, 2016. However, this change did not more likely than not reduce the fair value of the reporting unit or the indefinite-lived assets below their carrying values.
We test definite-lived intangible assets for impairment quarterly. As of December 31, 2016, the undiscounted future cash flow projections for $12.3 million, or 68%, of our definite-lived intangible assets exceeded their carrying values by at least 30%. We estimated the future undiscounted cash flows for these assets using AUM growth rates ranging from (7.0%) to 2.0%. As of December 31, 2016, a decline in these assets’ related AUM of 26% could cause us to evaluate whether their fair value is below their carrying value. The undiscounted cash flow projections for substantially all of the remaining assets exceeded their carrying values by at least 8%. There was no impairment of definite-lived intangible assets during the three months ended December 31, 2016.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2016, our total AUM by fair value hierarchy level was 53% Level 1, 46% Level 2 and 1% Level 3.

Income Taxes
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. Effective October 1, 2016, we indefinitely reinvest the undistributed earnings of all our non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Prior to October 1, 2016 we did not indefinitely reinvest the undistributed earnings of our Canadian and U.K. subsidiaries. Further changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
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
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Treasury and the U.S. Department of Labor (“DOL”). Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury's Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions where our investment management services and products are offered. Further, we are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
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
Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. Political and electoral changes and developments may also introduce additional uncertainty. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws, rules, regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses or charters, any of which could adversely affect our reputation, prospects, revenues and income. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation and adversely affect our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Full compliance with the latter is required by December 1, 2018.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Further, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the EU ("Brexit"), but it is still unclear exactly what will be the U.K.'s status in relation to the EU when it ultimately leaves. Ongoing changes in the EU’s regulatory framework applicable to our business, including Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of strategic beta and actively managed exchange-traded funds, to the extent that there is a trend among existing or potential clients in favor of lower fee passive products such as index and other types of exchange-traded funds, it may favor our competitors who provide those products over active managers like us. Additionally, competing securities broker-dealers, whom we rely upon to distribute and sell certain of our funds and other investment products, may also sell their own proprietary funds and investment products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our SIPs, offering a mix of SIPs that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Implementation of the rule is scheduled to be phased in beginning in April 2017, and to generally become fully effective in January 2018. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2016, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2016.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2016 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2016.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2016	2,001,691	$34.78	2,001,691	48,683,238
November 2016	2,915,300	36.59	2,915,300	45,767,938
December 2016	2,134,718	40.01	2,134,718	43,633,220
Total	7,051,709		7,051,709
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016, we announced that our Board of Directors authorized the repurchase of up to 50.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2016, 43.6 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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

3(ii)	Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015) (filed herewith)

10.1	Non-Employee Director Compensation as of October 17, 2016 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	January 27, 2017	By:	/S/ KENNETH A. LEWIS
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

3(ii)	Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015) (filed herewith)

10.1	Non-Employee Director Compensation as of October 17, 2016 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Compensatory Plan or Arrangement