Form 10-Q
period 2017-03-31
FRANKLIN RESOURCES INC
filed 2017-04-28
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Outstanding: 561,316,505 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 21, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2017	2016	2017	2016
Operating Revenues
Investment management fees	$1,089.2	$1,095.2	$2,152.4	$2,281.9
Sales and distribution fees	431.2	437.0	850.5	915.4
Shareholder servicing fees	56.4	61.8	113.0	123.7
Other	23.8	19.9	45.5	50.9
Total operating revenues	1,600.6	1,613.9	3,161.4	3,371.9
Operating Expenses
Sales, distribution and marketing	534.8	531.7	1,054.8	1,120.3
Compensation and benefits	343.4	374.3	654.9	716.8
Information systems and technology	54.0	49.6	105.7	100.8
Occupancy	29.0	33.0	58.1	63.7
General, administrative and other	83.9	88.0	145.5	179.4
Total operating expenses	1,045.1	1,076.6	2,019.0	2,181.0
Operating Income	555.5	537.3	1,142.4	1,190.9
Other Income (Expenses)
Investment and other income, net	84.6	17.4	130.7	47.9
Interest expense	(12.6)	(12.2)	(25.9)	(24.2)
Other income, net	72.0	5.2	104.8	23.7
Income before taxes	627.5	542.5	1,247.2	1,214.6
Taxes on income	192.5	181.7	393.4	391.4
Net income	435.0	360.8	853.8	823.2
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(6.0)	1.9	(3.9)	15.5
Redeemable noncontrolling interests	20.3	(1.5)	(3.2)	(0.5)
Net Income Attributable to Franklin Resources, Inc.	$420.7	$360.4	$860.9	$808.2

Earnings per Share
Basic	$0.74	$0.61	$1.52	$1.36
Diluted	0.74	0.61	1.52	1.36
Dividends Declared per Share	$0.20	$0.18	$0.40	$0.36

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Income	$435.0	$360.8	$853.8	$823.2
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	5.4	(6.4)	3.0	(12.3)
Currency translation adjustments, net of tax	39.2	31.7	(21.7)	8.1
Net unrealized gains on defined benefit plans, net of tax	—	—	—	0.6
Total other comprehensive income (loss)	44.6	25.3	(18.7)	(3.6)
Total comprehensive income	479.6	386.1	835.1	819.6
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(6.0)	1.9	(3.9)	15.5
Redeemable noncontrolling interests	20.3	(1.5)	(3.2)	(0.5)
Comprehensive Income Attributable to Franklin Resources, Inc.	$465.3	$385.7	$842.2	$804.6

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$8,287.6	$8,247.1
Receivables	1,023.5	794.3
Investments (including $469.9 and $1,437.6 at fair value at March 31, 2017 and September 30, 2016)	1,427.7	2,416.6
Assets of consolidated sponsored investment products
Cash and cash equivalents	488.5	236.2
Investments, at fair value	3,108.2	1,513.4
Property and equipment, net	509.8	523.2
Goodwill and other intangible assets, net	2,224.0	2,211.3
Other	140.8	156.7
Total Assets	$17,210.1	$16,098.8

Liabilities
Compensation and benefits	$276.2	$357.4
Accounts payable and accrued expenses	259.3	233.3
Dividends	114.2	104.6
Commissions	293.7	302.0
Debt	1,374.1	1,401.2
Debt of consolidated sponsored investment products	306.1	682.2
Deferred taxes	159.8	161.5
Other	293.7	267.3
Total liabilities	3,077.1	3,509.5
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	1,659.8	61.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 562,083,716 and 570,345,156 shares issued and outstanding at March 31, 2017 and September 30, 2016	56.2	57.0
Retained earnings	12,510.6	12,226.2
Accumulated other comprehensive loss	(373.2)	(347.4)
Total Franklin Resources, Inc. stockholders’ equity	12,193.6	11,935.8
Nonredeemable noncontrolling interests	279.6	592.4
Total stockholders’ equity	12,473.2	12,528.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$17,210.1	$16,098.8

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended March 31,
(in millions)	2017	2016
Net Income	$853.8	$823.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	34.4	36.9
Depreciation and other amortization	40.5	46.4
Impairment of intangible assets	3.8	28.2
Stock-based compensation	63.3	70.3
Excess tax benefit from stock-based compensation	(0.3)	(0.3)
Gains on sale of assets	(3.1)	(26.2)
Income from investments in equity method investees	(70.5)	(8.2)
Net losses on other investments of consolidated sponsored investment products	6.8	9.9
Deferred income taxes	0.6	(20.2)
Other	(8.5)	(2.0)
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(75.1)	(3.4)
Decrease (increase) in trading securities, net	65.8	(208.0)
Increase in trading securities of consolidated sponsored investment products, net	(285.6)	(90.1)
Decrease in accrued compensation and benefits	(79.1)	(127.9)
Decrease in commissions payable	(8.3)	(51.1)
Increase (decrease) in income taxes payable	53.9	(28.7)
Increase (decrease) in other liabilities	21.9	(19.1)
Net cash provided by operating activities	614.3	429.7
Purchase of investments	(292.1)	(192.0)
Liquidation of investments	239.5	285.1
Purchase of other investments by consolidated sponsored investment products	(88.1)	(151.9)
Liquidation of other investments by consolidated sponsored investment products	283.7	204.0
Additions of property and equipment, net	(28.8)	(35.1)
Adoption of new accounting guidance	(49.2)	—
Acquisition of business	(14.0)	—
Net consolidation (deconsolidation) of sponsored investment products	23.1	(11.1)
Net cash provided by investing activities	74.1	99.0
Issuance of common stock	13.0	13.5
Dividends paid on common stock	(216.7)	(198.9)
Repurchase of common stock	(425.1)	(734.3)
Excess tax benefit from stock-based compensation	0.3	0.3
Proceeds from loan	—	93.4
Payment on loan	(22.5)	—
Proceeds from debt of consolidated sponsored investment products	0.7	19.3
Payments on debt by consolidated sponsored investment products	(44.7)	(88.6)
Payments on contingent consideration liabilities	(31.7)	(2.8)
Noncontrolling interests	364.9	31.6
Net cash used in financing activities	(361.8)	(866.5)

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2017	2016
Effect of exchange rate changes on cash and cash equivalents	$(33.8)	$10.7
Increase (decrease) in cash and cash equivalents	292.8	(327.1)
Cash and cash equivalents, beginning of period	8,483.3	8,368.1
Cash and Cash Equivalents, End of Period	$8,776.1	$8,041.0

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$332.0	$433.7
Cash paid for interest	23.4	21.7
Cash paid for interest by consolidated sponsored investment products	7.4	14.1

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2016 (“fiscal year 2016”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2017.
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
Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2017
Balance at October 1, 2016	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance	(1.3)	(324.6)	(325.9)
Net income (loss)	860.9	(3.9)	857.0
Other comprehensive loss	(18.7)		(18.7)
Cash dividends declared on common stock	(226.3)		(226.3)
Repurchase of common stock	(428.5)		(428.5)
Net subscriptions and other		15.7	15.7
Stock-based compensation	71.7		71.7
Balance at March 31, 2017	$12,193.6	$279.6	$12,473.2

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2016
Balance at October 1, 2015	$11,841.0	$654.8	$12,495.8
Net income	808.2	15.5	823.7
Other comprehensive loss	(3.6)		(3.6)
Cash dividends declared on common stock	(213.3)		(213.3)
Repurchase of common stock	(741.4)		(741.4)
Net distributions and other		(37.0)	(37.0)
Stock-based compensation	79.5		79.5
Balance at March 31, 2016	$11,770.4	$633.3	$12,403.7
During the three and six months ended March 31, 2017, the Company repurchased 4.0 million and 11.1 million shares of its common stock at a cost of $166.8 million and $428.5 million under its stock repurchase program. At March 31, 2017, 39.6 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2016, the Company repurchased 9.6 million and 20.1 million shares of its common stock at a cost of $337.3 million and $741.4 million.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to Franklin Resources, Inc.	$420.7	$360.4	$860.9	$808.2
Less: allocation of earnings to participating nonvested stock and stock unit awards	3.5	2.7	6.4	5.4
Net Income Available to Common Stockholders	$417.2	$357.7	$854.5	$802.8

Weighted-average shares outstanding – basic	560.3	587.0	562.7	592.4
Dilutive effect of nonparticipating nonvested stock unit awards	0.3	0.1	0.2	—
Weighted-Average Shares Outstanding – Diluted	560.6	587.1	562.9	592.4

Earnings per Share
Basic	$0.74	$0.61	$1.52	$1.36
Diluted	0.74	0.61	1.52	1.36
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.2 million and 0.7 million for the three and six months ended March 31, 2017, and 1.3 million for both the three and six months ended March 31, 2016.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs. See Note 7 – Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2017	September 30, 2016
Investment securities, trading
SIPs	$85.8	$844.4
Debt and other equity securities	287.3	277.5
Total investment securities, trading	373.1	1,121.9
Investment securities, available-for-sale
SIPs	80.8	297.7
Debt and other equity securities	2.9	3.7
Total investment securities, available-for-sale	83.7	301.4
Investments in equity method investees	859.8	797.4
Other investments	111.1	195.9
Total	$1,427.7	$2,416.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with aggregate carrying amounts of $38.8 million and $117.3 million were pledged as collateral at March 31, 2017 and September 30, 2016.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
as of March 31, 2017
SIPs	$78.0	$7.2	$(4.4)	$80.8
Debt and other equity securities	1.7	1.2	—	2.9
Total	$79.7	$8.4	$(4.4)	$83.7

as of September 30, 2016
SIPs	$289.6	$13.7	$(5.6)	$297.7
Debt and other equity securities	3.6	0.1	—	3.7
Total	$293.2	$13.8	$(5.6)	$301.4
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of March 31, 2017
SIPs	$7.3	$(3.9)	$4.7	$(0.5)	$12.0	$(4.4)

as of September 30, 2016
SIPs	75.8	(4.3)	18.0	(1.3)	93.8	(5.6)
The Company recognized $0.3 million of other-than-temporary impairment during the six months ended March 31, 2017, none of which was recognized during the three months ended March 31, 2017. During the three and six months ended March 31, 2016, the Company recognized other-than-temporary impairment of $4.4 million and $4.8 million, of which $3.3 million and $3.7 million related to available-for-sale SIPs and $1.1 million related to cost method investments.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs. See Note 7 – Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2017
Assets
Investment securities, trading
SIPs	$85.8	$—	$—	$85.8
Debt and other equity securities	6.0	83.7	197.6	287.3
Investment securities, available-for-sale
SIPs	80.8	—	—	80.8
Debt and other equity securities	2.0	0.6	0.3	2.9
Life settlement contracts	—	—	13.1	13.1
Total Assets Measured at Fair Value	$174.6	$84.3	$211.0	$469.9

Liabilities
Contingent consideration liabilities	$—	$—	$60.4	$60.4

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2016
Assets
Investment securities, trading
SIPs	$844.4	$—	$—	$844.4
Debt and other equity securities	2.6	84.1	190.8	277.5
Investment securities, available-for-sale
SIPs	297.7	—	—	297.7
Debt and other equity securities	1.6	2.1	—	3.7
Life settlement contracts	—	—	14.3	14.3
Total Assets Measured at Fair Value	$1,146.3	$86.2	$205.1	$1,437.6

Liability
Contingent consideration liability	$—	$—	$98.1	$98.1
The fair values of all SIPs and certain other equity securities are determined based on their published net asset values and they are classified as Level 1. The fair values of certain debt and other equity securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are classified as Level 2. The fair values of other debt securities and all life settlement contracts are determined using discounted cash flow valuation techniques, except for the fair value of certain debt securities which was determined using market pricing as of March 31, 2017; both techniques use significant unobservable inputs and the assets are classified as Level 3.
The fair value of contingent consideration liabilities, which are classified as Level 3, is determined using an income-based method which considers the net present value of anticipated future cash flows.
There were no transfers between Level 1 and Level 2, or into Level 3, during the six months ended March 31, 2017 and 2016.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2017		2016
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the three months ended March 31,
Balance at beginning of period	$198.7	$(83.7)	$23.8	$(115.8)
Acquisition	—	(5.7)	—	—
Total realized and unrealized gains (losses)
Included in investment and other income, net	5.0	—	0.9	—
Included in general, administrative and other expense	—	(4.2)	—	19.6
Purchases	0.3	—	183.2	—
Settlements	(0.8)	33.2	(0.9)	—
Transfers out of Level 3	(0.4)	—	—	—
Foreign exchange revaluation	8.2	—	4.1	—
Balance at End of Period	$211.0	$(60.4)	$211.1	$(96.2)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$4.4	$(4.2)	$0.3	$19.6

	2017		2016
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the six months ended March 31,
Balance at beginning of period	$205.1	$(98.1)	$20.7	$(102.9)
Acquisition	—	(5.7)	—	—
Total realized and unrealized gains
Included in investment and other income, net	5.6	—	1.5	—
Included in general, administrative and other expense	—	8.0	—	3.4
Purchases	0.8	—	186.5	—
Sales	(2.4)	—	—	—
Settlements	(2.5)	35.4	(1.7)	3.3
Transfers out of Level 3	(0.4)	—	—	—
Foreign exchange revaluation	4.8	—	4.1	—
Balance at End of Period	$211.0	$(60.4)	$211.1	$(96.2)
Change in unrealized gains included in net income relating to assets and liabilities held at end of period	$4.2	$8.0	$0.5	$3.4
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$190.8	Market pricing	Indicative bid	$70.7 per $100 of par
	6.8	Discounted cash flow	Discount rate	6.5%–6.7% (6.6%)
			Risk premium	2.0%–2.5% (2.2%)

Life settlement contracts	13.1	Discounted cash flow	Life expectancy	21–127 months (64)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liabilities	60.4	Discounted cash flow	AUM growth rate	(1.8%)–2.5% (0.3%)
			EBITDA margin	8.5%–8.8% (8.6%)
			Discount rate	13.3%

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$190.8	Discounted cash flow	Discount rate	3.6%–6.9% (6.7%)
			Risk premium	2.0%–17.9% (16.5%)
			Liquidity discount	0.0%–10.0% (9.6%)

Life settlement contracts	14.3	Discounted cash flow	Life expectancy	20–132 months (65)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	98.1	Discounted cash flow	AUM growth rate	2.4%–11.5% (5.9%)
			EBITDA margin	14.3%
			Discount rate	13.2%
For investment securities, trading – debt and other equity securities using the market pricing technique, a significant increase (decrease) in the indicative bid would result in a significantly higher (lower) fair value measurement.
For investment securities, trading – debt and other equity securities using the discounted cash flow technique, a significant increase (decrease) in the discount rate, risk premium or liquidity discount in isolation would result in a significantly lower (higher) fair value measurement.
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
Financial instruments that were not measured at fair value were as follows:

(in millions)		March 31, 2017		September 30, 2016
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,287.6	$8,287.6	$8,247.1	$8,247.1
Other investments
Time deposits	2	51.0	51.0	131.6	131.6
Cost method investments	3	47.0	63.2	50.0	61.3
Financial Liabilities
Debt
Senior notes	2	1,343.3	1,364.8	1,348.5	1,412.5
Loan	2	30.8	30.8	52.7	52.7
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
Consolidated SIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities. The Company consolidated 63 SIPs, including one CLO, as of March 31, 2017 and 40 SIPs, including three CLOs, as of September 30, 2016. The CLO consolidated as of March 31, 2017 is in the process of liquidation, which is expected to be completed by September 30, 2017. Amounts for prior periods have been reclassified to combine amounts previously presented separately as consolidated SIPs and consolidated VIEs.

The balances of consolidated SIPs included in the Company’s condensed consolidated balance sheets were as follows:

(in millions)	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$488.5	$236.2
Receivables	273.7	47.9
Investments, at fair value	3,108.2	1,513.4
Other assets	0.9	1.4
Total Assets	$3,871.3	$1,798.9

Liabilities
Accounts payable and accrued expenses	$117.8	$65.2
Debt	306.1	682.2
Other liabilities	11.5	8.5
Total liabilities	435.4	755.9
Redeemable Noncontrolling Interests	1,659.8	61.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,521.6	414.1
Nonredeemable noncontrolling interests	254.5	567.8
Total stockholders’ equity	1,776.1	981.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,871.3	$1,798.9
The consolidated SIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2017 and 2016.
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
Investments
Investments of consolidated SIPs consisted of the following:

(in millions)	March 31, 2017	September 30, 2016
Investment securities, trading	$2,705.1	$287.8
Other debt securities	115.1	618.3
Other equity securities	288.0	607.3
Total	$3,108.2	$1,513.4
Investment securities, trading consist of equity and debt securities that are traded in active markets. Other debt securities consist of debt securities of entities in emerging markets and corporate debt securities held by CLOs. Other equity securities consist of equity securities of entities in emerging markets and fund products.

Investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient were as follows:

(in millions)	Redemption Frequency	March 31, 2017	September 30, 2016
Real estate and private equity funds	Nonredeemable	$147.0	$444.2
Hedge funds	Monthly, quarterly or triennially	—	1.8
Total		$147.0	$446.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.9 years and 3.2 years at March 31, 2017 and September 30, 2016. The consolidated SIPs’ unfunded commitments to these funds totaled $2.0 million and $74.4 million at March 31, 2017 and September 30, 2016, of which the Company was contractually obligated to fund $0.4 million and $2.2 million based on its ownership percentage in the SIPs.
Fair Value Measurements
Assets and liabilities of consolidated SIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2017
Assets
Cash and cash equivalents of CLO	$210.9	$—	$—	$—	$210.9
Receivables of CLO	—	43.7	—	—	43.7
Investments
Equity securities	301.0	101.9	140.7	147.0	690.6
Debt securities	4.7	2,298.5	114.4	—	2,417.6
Total Assets Measured at Fair Value	$516.6	$2,444.1	$255.1	$147.0	$3,362.8

Liabilities
Other liabilities	$0.5	$11.0	$—	$—	$11.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2016
Assets
Cash and cash equivalents of CLOs	$146.4	$—	$—	$—	$146.4
Receivables of CLOs	—	23.6	—	—	23.6
Investments
Equity securities	155.4	0.5	160.3	446.0	762.2
Debt securities	—	618.9	132.3	—	751.2
Total Assets Measured at Fair Value	$301.8	$643.0	$292.6	$446.0	$1,683.4

Liabilities
Other liabilities	$0.1	$8.4	$—	$—	$8.5

Investments in fund products for which fair value was estimated using NAV as a practical expedient are not classified in the fair value hierarchy. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the six months ended March 31, 2017 and 2016.
Changes in Level 3 assets measured at fair value on a recurring basis were as follows:

	2017			2016
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended March 31,
Balance at beginning of period	$131.6	$124.4	$256.0	$188.1	$123.9	$312.0
Realized and unrealized gains (losses) included in investment and other income, net	4.2	(14.2)	(10.0)	6.1	(3.0)	3.1
Purchases	4.5	5.6	10.1	0.3	7.0	7.3
Sales	—	(1.9)	(1.9)	(30.1)	(4.5)	(34.6)
Foreign exchange revaluation	0.4	0.5	0.9	2.4	2.0	4.4
Balance at End of Period	$140.7	$114.4	$255.1	$166.8	$125.4	$292.2
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$4.2	$(14.3)	$(10.1)	$4.4	$(3.3)	$1.1

	2017			2016
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the six months ended March 31,
Balance at beginning of period	$160.3	$132.3	$292.6	$191.6	$130.2	$321.8
Adoption of new accounting guidance	(45.4)	(0.5)	(45.9)	—	—	—
Realized and unrealized gains (losses) included in investment and other income, net	0.9	(14.5)	(13.6)	5.0	(1.9)	3.1
Purchases	25.5	7.8	33.3	0.3	9.5	9.8
Sales	(0.1)	(8.3)	(8.4)	(30.1)	(14.1)	(44.2)
Foreign exchange revaluation	(0.5)	(2.4)	(2.9)	—	1.7	1.7
Balance at End of Period	$140.7	$114.4	$255.1	$166.8	$125.4	$292.2
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$0.8	$(15.0)	$(14.2)	$2.8	$(2.9)	$(0.1)
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$93.8	Market comparable companies	EBITDA multiple	6.0–12.3 (10.0)
	32.0	Discounted cash flow	Discount rate	5.7%–19.8% (14.8%)
	14.9	Market pricing	Price to earnings ratio	10.0

Debt securities	102.5	Discounted cash flow	Discount rate	5.0%–50.0% (11.4%)
			Risk premium	0.0%–25.0% (8.2%)
	11.9	Market pricing	Private sale pricing	$57 per $100 of par

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$113.1	Market comparable companies	EBITDA multiple	5.0–14.2 (10.3)
			Discount for lack of marketability	25.0%–50.0% (36.6%)
	24.3	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	22.9	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	119.7	Discounted cash flow	Discount rate	6.0%–15.0% (10.4%)
			Risk premium	0.0%–28.0% (9.7%)
			EBITDA multiple	5.5
	12.6	Market pricing	Private sale pricing	$57 per $100 of par
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
For securities utilizing a market pricing valuation technique, a significant increase (decrease) in the price to earnings ratio, private sale pricing or price to book value ratio would result in a significantly higher (lower) fair value measurement.
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2017		September 30, 2016
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$277.6	$277.6	$89.8	$89.8
Financial Liabilities
Debt of CLOs[1]	2 or 3	251.8	240.5	607.2	594.5
Other debt	3	54.3	54.2	75.0	74.6
_________________
1    Substantially all is Level 2.
Debt
Debt of consolidated SIPs consisted of the following:

	March 31, 2017		September 30, 2016
(in millions)	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Debt of CLOs	$251.8	3.41%	$607.2	2.24%
Other debt	54.3	5.59%	75.0	4.79%
Total	$306.1		$682.2
The debt of CLOs had floating interest rates ranging from 2.48% to 10.46% at March 31, 2017, and from 1.02% to 10.16% at September 30, 2016. The debt matures in fiscal year 2024 at March 31, 2017, and from fiscal years 2018 to 2024 at September 30, 2016.

The other debt had fixed and floating interest rates ranging from 2.36% to 6.38% at March 31, 2017, and from 2.36% to 6.19% at September 30, 2016. The debt maturities ranged from fiscal years 2017 to 2019 at both March 31, 2017 and September 30, 2016.
At March 31, 2017, maturities for debt of consolidated SIPs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2017	$21.2
2018	5.2
2019	27.9
2020	—
2021	—
Thereafter	251.8
Total	$306.1
The debt of the CLO consolidated at March 31, 2017 will be repaid as part of the liquidation of the CLO.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the six months ended March 31,	2017	2016
Balance at beginning of period	$61.1	$59.6
Adoption of new accounting guidance	824.7	—
Net loss	(3.2)	(0.5)
Net subscriptions and other	349.2	68.6
Net consolidations (deconsolidations)	428.0	(90.9)
Balance at End of Period	$1,659.8	$36.8
Collateralized Loan Obligations
The Company recognized $0.9 million of net losses and $0.2 million of net gains during the three and six months ended March 31, 2017, and $0.7 million and $0.8 million of net gains during the three and six months ended March 31, 2016 related to its own economic interests in the CLOs.
The unpaid principal balance and fair value of the investments of the CLOs were as follows:

(in millions)	March 31, 2017	September 30, 2016
Unpaid principal balance	$0.7	$496.0
Difference between unpaid principal balance and fair value	0.2	(8.2)
Fair Value	$0.9	$487.8
There were no investments 90 days or more past due at March 31, 2017 or September 30, 2016.
The unpaid principal balance of the debt of the CLOs was $237.2 million and $653.8 million at March 31, 2017 and September 30, 2016.

Note 8 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of SIPs and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management fee receivables as follows:

(in millions)	March 31, 2017	September 30, 2016
Investments	$164.5	$77.3
Receivables	102.9	21.4
Total	$267.4	$98.7
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during the six months ended March 31, 2017. During the six months ended March 31, 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.
Note 9 – Commitments and Contingencies
Legal Proceedings
On July 28, 2016, a putative class action lawsuit captioned Cryer v. Franklin Resources, Inc., et al. was filed in the United States District Court for the Northern District of California against Franklin, the Franklin Templeton 401(k) Retirement Plan (“Plan”) Investment Committee, and unnamed Investment Committee members. The plaintiff asserts a claim for breach of fiduciary duty under the Employee Retirement Income Security Act, alleging that the defendants selected mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan when allegedly lower-cost and better performing non-proprietary investment vehicles were available. The plaintiff also claims that the total Plan costs, inclusive of investment management and administrative fees, are excessive. The plaintiff alleges that Plan losses exceed $79.0 million and seeks, among other things, damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest. Franklin’s motion to dismiss and motion for summary adjudication were denied on January 17, 2017. Management strongly believes that the claims made in the lawsuit are without merit and intends to defend against them vigorously. This matter is in the early stage of litigation and Franklin cannot currently predict the eventual outcome of the lawsuit or whether it will have a material negative impact on the Company, or reasonably estimate the possible loss or range of loss that may arise from any negative outcome.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2017 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At March 31, 2017, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2016.

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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the six months ended March 31, 2017
Nonvested balance at October 1, 2016	2,369	1,288	3,657	$45.67
Granted	2,706	1,110	3,816	34.13
Vested	(36)	(355)	(391)	49.50
Forfeited/canceled	(165)	(277)	(442)	43.71
Nonvested Balance at March 31, 2017	4,874	1,766	6,640	$38.94
Total unrecognized compensation expense related to nonvested stock and stock unit awards, net of estimated forfeitures, was $175.2 million at March 31, 2017. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.
Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Investment and Other Income, Net
Dividend income	$2.7	$6.4	$5.1	$9.2
Interest income	16.0	7.1	29.6	10.7
Gains on trading investment securities, net	8.4	21.7	10.4	14.4
Realized gains on sale of investment securities, available-for-sale	2.3	19.5	2.9	27.3
Realized losses on sale of investment securities, available-for-sale	(0.5)	(1.0)	(1.2)	(1.8)
Income (losses) from investments in equity method investees	36.3	(16.6)	70.5	8.2
Other-than-temporary impairment of investments	—	(4.4)	(0.3)	(4.8)
Gains (losses) on investments of consolidated SIPs, net	22.7	(6.4)	(7.2)	(12.1)
Foreign currency exchange gains (losses), net	(6.2)	(13.2)	13.6	(9.7)
Other, net	2.9	4.3	7.3	6.5
Total	84.6	17.4	130.7	47.9
Interest Expense	(12.6)	(12.2)	(25.9)	(24.2)
Other Income, Net	$72.0	$5.2	$104.8	$23.7
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by trading investment securities and cash equivalents. Proceeds from the sale of available-for-sale securities were $17.2 million and $25.8 million for the three and six months ended March 31, 2017, and $119.4 million and $226.0 million for the three and six months ended March 31, 2016.
Net gains recognized on the Company’s trading investment securities that were held at March 31, 2017 and 2016 were $1.2 million and $1.4 million for the three and six months ended March 31, 2017, and $15.9 million and $10.2 million for the three and six months ended March 31, 2016. Net gains recognized on trading investment securities of consolidated SIPs that were held at March 31, 2017 and 2016 were $27.0 million and $8.4 million for the three and six months ended March 31, 2017 and $1.5 million and $1.9 million for the three and six months ended March 31, 2016.

Note 12 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2017
Balance at January 1, 2017	$(2.4)	$(407.3)	$(8.1)	$(417.8)
Other comprehensive income:
Other comprehensive income before reclassifications, net of tax	6.6	39.2	—	45.8
Reclassifications to net investment and other income, net of tax	(1.2)	—	—	(1.2)
Total other comprehensive income	5.4	39.2	—	44.6
Balance at March 31, 2017	$3.0	$(368.1)	$(8.1)	$(373.2)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2017
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax	4.0	(21.7)	—	(17.7)
Reclassifications to net investment and other income, net of tax	(1.0)	—	—	(1.0)
Total other comprehensive income (loss)	3.0	(21.7)	—	(18.7)
Balance at March 31, 2017	$3.0	$(368.1)	$(8.1)	$(373.2)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2016
Balance at January 1, 2016	$13.4	$(351.4)	$(5.1)	$(343.1)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax	1.7	31.7	—	33.4
Reclassifications to net investment and other income, net of tax	(8.1)	—	—	(8.1)
Total other comprehensive income (loss)	(6.4)	31.7	—	25.3
Balance at March 31, 2016	$7.0	$(319.7)	$(5.1)	$(317.8)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2016
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax	2.5	8.1	0.6	11.2
Reclassifications to net investment and other income, net of tax	(14.8)	—	—	(14.8)
Total other comprehensive income (loss)	(12.3)	8.1	0.6	(3.6)
Balance at March 31, 2016	$7.0	$(319.7)	$(5.1)	$(317.8)

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
The global equity markets continued to provide positive returns during our second fiscal quarter, reflecting, among other things, expectations of fiscal stimulus in the U.S. and positive global economic data, as the MSCI World Index and S&P 500 Index increased 6.5% and 6.1% for the quarter and 8.6% and 10.1% for the fiscal year to date. The global bond markets turned slightly positive during the quarter amid rising interest rates and concerns of higher inflation, and the Barclays Global Aggregate Index increased 1.8%, while it decreased 5.4% for the fiscal year to date.
Our total AUM at March 31, 2017 was $740.0 billion, 1% higher than at September 30, 2016 and consistent with total AUM at March 31, 2016. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2017 decreased 1% and 4% from the same periods in the prior fiscal year. The decline in AUM negatively affected our fee revenues and operating income for the three and six months ended March 31, 2017.

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
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2017	2016		2017	2016
Operating revenues	$1,600.6	$1,613.9	(1%)	$3,161.4	$3,371.9	(6%)
Operating income	555.5	537.3	3%	1,142.4	1,190.9	(4%)
Net income attributable to Franklin Resources, Inc.	420.7	360.4	17%	860.9	808.2	7%
Diluted earnings per share	$0.74	$0.61	21%	$1.52	$1.36	12%
Operating margin[1]	34.7%	33.3%		36.1%	35.3%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income increased $18.2 million for the three months ended March 31, 2017 and decreased $48.5 million for the six months ended March 31, 2017, as compared to the same periods in the prior fiscal year, as operating revenues decreased 1% and 6% and operating expenses decreased 3% and 7%.
Net income attributable to Franklin Resources, Inc. increased $60.3 million and $52.7 million for the three and six months ended March 31, 2017, primarily due to higher investment and other income, net, less the portion attributable to noncontrolling interests. The increase for the three-month period also reflected the increase in operating income, while the increase for the six-month period was partially offset by the decrease in operating income.
Diluted earnings per share increased for the three and six months ended March 31, 2017 consistent with the increases in net income and the impacts of 5% decreases in diluted average common shares outstanding in both periods primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2017.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	March 31, 2017	March 31, 2016	Percent Change
Equity
Global/international	$204.9	$204.7	0%
United States	105.3	99.5	6%
Total equity	310.2	304.2	2%
Hybrid	141.9	132.6	7%
Fixed Income
Tax-free	71.5	73.6	(3%)
Taxable
Global/international	157.6	172.8	(9%)
United States	52.8	53.2	(1%)
Total fixed income	281.9	299.6	(6%)
Cash Management	6.0	6.2	(3%)
Total	$740.0	$742.6	0%
AUM at March 31, 2017 decreased slightly from March 31, 2016 due to $58.1 billion of net outflows substantially offset by $55.5 billion of net market change and other, which consists of $79.2 billion of market appreciation and other, net of $23.7 billion of distributions.

Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2017	2016		2017	2016
Equity
Global/international	$201.6	$201.0	0%	28%	27%
United States	104.0	97.5	7%	14%	13%
Total equity	305.6	298.5	2%	42%	40%
Hybrid	140.4	130.5	8%	19%	18%
Fixed Income
Tax-free	71.7	73.1	(2%)	10%	10%
Taxable
Global/international	155.1	174.6	(11%)	21%	24%
United States	52.7	53.8	(2%)	7%	7%
Total fixed income	279.5	301.5	(7%)	38%	41%
Cash Management	6.2	6.6	(6%)	1%	1%
Total	$731.7	$737.1	(1%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2017	2016		2017	2016
Equity
Global/international	$199.7	$208.4	(4%)	28%	27%
United States	102.8	100.3	2%	14%	13%
Total equity	302.5	308.7	(2%)	42%	40%
Hybrid	138.6	134.9	3%	19%	18%
Fixed Income
Tax-free	73.1	72.5	1%	10%	10%
Taxable
Global/international	155.3	180.3	(14%)	21%	24%
United States	52.6	55.6	(5%)	7%	7%
Total fixed income	281.0	308.4	(9%)	38%	41%
Cash Management	6.1	6.7	(9%)	1%	1%
Total	$728.2	$758.7	(4%)	100%	100%
Components of the change in AUM are shown below. Net market change and other includes distributions, appreciation (depreciation), foreign exchange revaluation, an acquisition and net cash management.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2017	2016		2017	2016
Beginning AUM	$720.0	$763.9	(6%)	$733.3	$770.9	(5%)
Long-term sales	30.5	23.2	31%	55.0	56.3	(2%)
Long-term redemptions	(44.5)	(47.2)	(6%)	(91.2)	(100.5)	(9%)
Long-term net exchanges	0.1	(0.1)	NM	(0.3)	(0.3)	0%
Reinvested distributions	2.9	3.3	(12%)	11.1	14.8	(25%)
Net flows	(11.0)	(20.8)	(47%)	(25.4)	(29.7)	(14%)
Net market change and other	31.0	(0.5)	NM	32.1	1.4	NM
Ending AUM	$740.0	$742.6	0%	$740.0	$742.6	0%

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Hybrid	Fixed Income			Cash Management	Total
for the three months ended March 31, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2017	$196.7	$101.6	$138.3	$71.7	$153.6	$51.9	$6.2	$720.0
Long-term sales	6.9	4.3	4.2	1.9	9.0	4.2	—	30.5
Long-term redemptions	(13.8)	(6.4)	(6.0)	(2.8)	(11.6)	(3.9)	—	(44.5)
Long-term net exchanges	—	0.1	0.2	—	(0.2)	—	—	0.1
Reinvested distributions	0.2	0.1	1.1	0.5	0.8	0.2	—	2.9
Net flows	(6.7)	(1.9)	(0.5)	(0.4)	(2.0)	0.5	—	(11.0)
Net market change and other	14.9	5.6	4.1	0.2	6.0	0.4	(0.2)	31.0
AUM at March 31, 2017	$204.9	$105.3	$141.9	$71.5	$157.6	$52.8	$6.0	$740.0

(in billions)	Equity		Hybrid	Fixed Income			Cash Management	Total
for the three months ended March 31, 2016	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2016	$211.7	$102.0	$134.4	$72.4	$182.0	$54.8	$6.6	$763.9
Long-term sales	5.4	3.1	3.9	2.2	6.7	1.9	—	23.2
Long-term redemptions	(11.5)	(5.5)	(6.8)	(2.3)	(17.0)	(4.1)	—	(47.2)
Long-term net exchanges	(0.5)	0.2	—	0.2	0.1	(0.1)	—	(0.1)
Reinvested distributions	0.2	—	1.2	0.5	1.1	0.3	—	3.3
Net flows	(6.4)	(2.2)	(1.7)	0.6	(9.1)	(2.0)	—	(20.8)
Net market change and other	(0.6)	(0.3)	(0.1)	0.6	(0.1)	0.4	(0.4)	(0.5)
AUM at March 31, 2016	$204.7	$99.5	$132.6	$73.6	$172.8	$53.2	$6.2	$742.6
AUM increased $20.0 billion or 3% during the quarter ended March 31, 2017 due to $31.0 billion of net market change and other, partially offset by $11.0 billion of net outflows. Net market change and other primarily consists of $31.9 billion of market appreciation and a $2.5 billion increase from foreign exchange revaluation, net of $3.6 billion of distributions. The market appreciation occurred in all long-term investment objectives, most significantly in equity, global/international fixed income and hybrid products, and reflected positive returns in global equity markets as evidenced by increases of 6.1% and 6.5% in the S&P 500 Index and MSCI World Index, and strong performance of our global/international fixed income products which exceeded the 1.8% increase in the Bloomberg Barclays Global Aggregate Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to weakening of the U.S. dollar against the Australian dollar, Indian Rupee, Japanese Yen, Euro and Canadian dollar. The net outflows, which occurred most significantly in global/international products, included outflows of $2.6 billion from two global/international fixed income funds with global macro strategies which had underperformed against their peer groups during most of fiscal year 2016, and $1.3 billion from an institutional separate account. Long-term sales increased 31% to $30.5 billion, as compared to the prior-year period, due to higher sales across all long-term investment objectives except tax-free fixed income. Long-term redemptions decreased 6% to $44.5 billion, primarily due to lower redemptions of global/international fixed income products, partially offset by higher redemptions of global/international equity products.
AUM decreased $21.3 billion or 3% during the quarter ended March 31, 2016, primarily due to $20.8 billion of net outflows which occurred primarily in global/international products. The net outflows included $7.3 billion from four global/international fixed income funds with global macro strategies which had underperformed against their peer groups during the first half of fiscal year 2016, $1.0 billion from a hybrid fund which had also underperformed against its peer group, and $1.0 billion from an institutional separate account. Net market change and other was $(0.5) billion, which includes $4.2 billion of distributions and $0.5 billion of market depreciation, substantially offset by a $4.6 billion increase from foreign exchange revaluation. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Canadian dollar, Euro and Australian dollar.

(in billions)	Equity		Hybrid	Fixed Income			Cash Management	Total
for the six months ended March 31, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	12.8	8.0	8.2	4.1	15.1	6.8	—	55.0
Long-term redemptions	(24.5)	(13.9)	(12.7)	(6.5)	(25.8)	(7.8)	—	(91.2)
Long-term net exchanges	(0.2)	0.3	0.3	(0.5)	(0.4)	0.2	—	(0.3)
Reinvested distributions	2.3	3.2	2.5	1.0	1.6	0.5	—	11.1
Net flows	(9.6)	(2.4)	(1.7)	(1.9)	(9.5)	(0.3)	—	(25.4)
Net market change and other	14.1	4.4	6.2	(3.1)	10.9	(0.3)	(0.1)	32.1
AUM at March 31, 2017	$204.9	$105.3	$141.9	$71.5	$157.6	$52.8	$6.0	$740.0

(in billions)	Equity		Hybrid	Fixed Income			Cash Management	Total
for the six months ended March 31, 2016	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	12.0	6.6	7.9	3.9	21.7	4.2	—	56.3
Long-term redemptions	(23.4)	(12.5)	(16.0)	(4.5)	(35.4)	(8.7)	—	(100.5)
Long-term net exchanges	(0.6)	0.6	(0.4)	0.5	(0.1)	(0.3)	—	(0.3)
Reinvested distributions	3.3	4.3	3.1	1.0	2.4	0.7	—	14.8
Net flows	(8.7)	(1.0)	(5.4)	0.9	(11.4)	(4.1)	—	(29.7)
Net market change and other	1.3	(0.3)	(0.3)	1.0	1.5	(1.2)	(0.6)	1.4
AUM at March 31, 2016	$204.7	$99.5	$132.6	$73.6	$172.8	$53.2	$6.2	$742.6
AUM increased $6.7 billion or 1% during the six months ended March 31, 2017 due to $32.1 billion of net market change and other, substantially offset by $25.4 billion of net outflows. Net market change and other primarily consists of $47.1 billion of market appreciation net of $13.0 billion of distributions and a $2.3 billion decrease from foreign exchange revaluation. The market appreciation occurred in all long-term investment objectives except tax-free fixed income, primarily in equity, global/international fixed income and hybrid products, and reflected positive returns in global equity markets as evidenced by increases of 10.1% and 8.6% in the S&P 500 Index and MSCI World Index, and strong performance of our global/international fixed income products despite a 5.4% decrease in the Bloomberg Barclays Global Aggregate Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Euro, Japanese Yen, and Canadian dollar. The net outflows, which occurred in all long-term investment objectives and most significantly in global/international products, included outflows of $9.6 billion from three global/international fixed income funds with global macro strategies which had underperformed against their peer groups during most of fiscal year 2016, $2.9 billion from two sub-advised variable annuity clients due to shifts in their investment strategies, and $1.3 billion from an institutional separate account. Long-term sales decreased 2% to $55.0 billion, as compared to the prior-year period, primarily due to lower sales in global/international fixed income products, substantially offset by slightly higher sales in all other long-term investment objectives. Long-term redemptions decreased 9% to $91.2 billion, primarily due to lower redemptions of global/international fixed income and hybrid products.
AUM decreased $28.3 billion or 4% during the six months ended March 31, 2016, primarily due to $29.7 billion of net outflows which occurred primarily in global/international and hybrid products. The net outflows included $14.6 billion from four global/international fixed income funds with global macro strategies which had underperformed against their peer groups during the first half of fiscal year 2016, $3.5 billion from a hybrid fund which had also underperformed against its peer group, $4.7 billion redeemed by a sub-advised variable annuity client, and $1.0 billion from an institutional separate account, and were partially offset by a $5.5 billion inflow for an institutional global macro mandate. Net market change and other was $1.4 billion, which primarily consists of $16.1 billion of market appreciation and a $3.0 billion increase from foreign exchange revaluation, substantially offset by $17.1 billion of distributions. The market appreciation occurred in all long-term investment objectives except for taxable U.S. fixed income, and reflected positive returns in global markets, with increases in the MSCI World Index of 5.4%, the S&P 500 Index of 8.5%, and the Bloomberg Barclays Global Aggregate Index of 4.9%. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Australian dollar, Canadian dollar and Euro.

Average AUM by sales region was as follows:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2017	2016		2017	2016
United States	$496.5	$497.5	0%	$494.8	$512.0	(3%)
International
Europe, the Middle East and Africa	102.2	108.2	(6%)	101.8	112.3	(9%)
Asia-Pacific	84.8	81.5	4%	83.8	82.5	2%
Canada	30.9	31.0	0%	30.7	31.7	(3%)
Latin America[1]	17.3	18.9	(8%)	17.1	20.2	(15%)
Total international	235.2	239.6	(2%)	233.4	246.7	(5%)
Total	$731.7	$737.1	(1%)	$728.2	$758.7	(4%)
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 68% for the three and six months ended March 31, 2017 and 67% for the same periods in the prior fiscal year.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 84% of AUM exceeding the benchmark and peer group median comparisons for all periods presented. Strong performance for these products during the six months ended March 31, 2017 resulted in significant improvements from September 30, 2016 to the benchmark and peer group median comparisons for the one-year and three-year periods. Our tax-free fixed income products have performed well with at least 64% of AUM exceeding the peer group medians for all periods presented and the benchmarks for the one- and three-year periods. The performance of our hybrid products has been notable in comparison to the peer group medians for the one-, five- and ten-year periods, however the comparisons for the three-year period and to the benchmarks for the three-, five- and ten-year periods reflect lower performance by a fund which represents approximately 70% of this category. Strong performance for U.S. taxable fixed income products during the three months ended March 31, 2017 resulted in significant improvement to the benchmark comparison for the one-year period. However, the performance of our U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2017	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	67%	13%	29%	52%	84%	36%	61%	51%
United States	38%	4%	1%	23%	66%	55%	45%	69%
Total equity	53%	10%	19%	40%	77%	43%	55%	58%
Hybrid	86%	9%	8%	8%	96%	9%	91%	95%
Fixed Income
Tax-free	86%	64%	57%	27%	78%	66%	66%	91%
Taxable
Global/international	92%	84%	85%	87%	96%	88%	88%	93%
United States	97%	11%	40%	54%	78%	25%	29%	58%
Total fixed income	91%	64%	69%	61%	87%	69%	70%	86%
__________________

[1]	AUM measured in the benchmark and peer group rankings represents 90% and 82% of our total AUM as of March 31, 2017.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 19, 2017 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2017	2016		2017	2016
Investment management fees	$1,089.2	$1,095.2	(1%)	$2,152.4	$2,281.9	(6%)
Sales and distribution fees	431.2	437.0	(1%)	850.5	915.4	(7%)
Shareholder servicing fees	56.4	61.8	(9%)	113.0	123.7	(9%)
Other	23.8	19.9	20%	45.5	50.9	(11%)
Total Operating Revenues	$1,600.6	$1,613.9	(1%)	$3,161.4	$3,371.9	(6%)
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

Investment management fees decreased $6.0 million and $129.5 million for the three and six months ended March 31, 2017 primarily due to 1% and 4% decreases in average AUM, as well as the impact of a lower effective fee rate for the six-month period. The decrease in average AUM for the three-month period occurred primarily in the global/international fixed income investment objective, partially offset by increases in the hybrid and U.S. equity investment objectives, while the decrease in average AUM for the six-month period occurred primarily in the global/international fixed income and equity investment objectives. The decreases in average AUM occurred across all sales regions except Asia-Pacific.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) was 59.5 and 59.1 basis points for the three and six months ended March 31, 2017, and 59.4 and 60.2 basis points for the same periods in the prior fiscal year. The rate decrease for the six-month period was primarily due to higher weightings of AUM in U.S. products and in lower fee products in the global/international fixed income investment objective in the Europe, Middle East and Africa and Asia-Pacific sales regions.
Performance-based investment management fees were $22.3 million and $23.9 million for the three and six months ended March 31, 2017, and $19.8 million and $21.7 million for the same periods in the prior fiscal year.
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
Sales and distribution fees by revenue driver are presented below:

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2017	2016		2017	2016
Asset-based fees	$332.2	$339.9	(2%)	$670.5	$717.1	(6%)
Sales-based fees	96.6	94.6	2%	175.4	193.7	(9%)
Contingent sales charges	2.4	2.5	(4%)	4.6	4.6	0%
Sales and Distribution Fees	$431.2	$437.0	(1%)	$850.5	$915.4	(7%)
Asset-based distribution fees decreased $7.7 million and $46.6 million for the three and six months ended March 31, 2017, primarily due to decreases of $3.9 million and $39.6 million from 0.4% and 4.5% decreases in the related average AUM.
Sales-based fees increased $2.0 million for the three months ended March 31, 2017 primarily due to a $9.4 million increase from a 20% increase in total commissionable sales, substantially offset by an $8.0 million decrease due to a lower effective fee rate. The commissionable sales increase was driven by higher non-U.S. product sales, partially offset by a decrease in U.S. product sales. The lower effective fee rate primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. U.S. products typically generate higher sales fees than non-U.S. products, and equity products typically generate higher sales fees than fixed income products.

Sales-based fees decreased $18.3 million for the six months ended March 31, 2017 primarily due to decreases of $10.2 million from a lower effective fee rate and $8.4 million from a lower mix of U.S. product commissionable sales. The lower effective fee rate primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. Total commissionable sales increased 1% as a significant increase in non-U.S. product sales was almost entirely offset by a decrease in U.S. product sales.
Commissionable sales represented 11% of total sales for the three and six months ended March 31, 2017, and 12% and 10% for the same periods in the prior year.
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
Shareholder servicing fees decreased $5.4 million and $10.7 million for the three and six months ended March 31, 2017 primarily due to decreases of $4.1 million and $8.0 million from SIPs in the U.S. resulting from decreases in active accounts and $0.8 million and $2.6 million from SIPs in Europe resulting from lower levels of related AUM.
Other
Other revenue increased $3.9 million and decreased $5.4 million for the three and six months ended March 31, 2017 primarily due to interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2017	2016		2017	2016
Sales, distribution and marketing	$534.8	$531.7	1%	$1,054.8	$1,120.3	(6%)
Compensation and benefits	343.4	374.3	(8%)	654.9	716.8	(9%)
Information systems and technology	54.0	49.6	9%	105.7	100.8	5%
Occupancy	29.0	33.0	(12%)	58.1	63.7	(9%)
General, administrative and other	83.9	88.0	(5%)	145.5	179.4	(19%)
Total Operating Expenses	$1,045.1	$1,076.6	(3%)	$2,019.0	$2,181.0	(7%)
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

Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2017	2016		2017	2016
Asset-based expenses	$429.6	$433.8	(1%)	$861.4	$912.4	(6%)
Sales-based expenses	87.9	83.8	5%	159.0	171.0	(7%)
Amortization of deferred sales commissions	17.3	14.1	23%	34.4	36.9	(7%)
Sales, Distribution and Marketing	$534.8	$531.7	1%	$1,054.8	$1,120.3	(6%)
Asset-based expenses decreased $4.2 million and $51.0 million for the three and six months ended March 31, 2017, primarily due to decreases of $4.3 million and $49.6 million from 0.1% and 4.2% decreases in the related average AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses increased $4.1 million for the three months ended March 31, 2017 primarily due to a $9.9 million increase from a 20% increase in total commissionable sales, partially offset by a $6.0 million decrease due to a lower average commission rate. The commissionable sales increase was driven by higher non-U.S. product sales, partially offset by a decrease in U.S. product sales. The lower average commission rate primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. U.S. products typically generate higher sales commissions than non-U.S. products and equity products typically generate higher sales commissions than fixed income products.
Sales-based expenses decreased $12.0 million for the six months ended March 31, 2017 primarily due to decreases of $7.7 million from a lower average commission rate and $4.6 million from a lower mix of U.S. product commissionable sales. The lower average commission rate primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. Total commissionable sales increased 1% as a significant increase in non-U.S. product sales was almost entirely offset by a decrease in U.S. product sales.
Amortization of deferred sales commissions increased $3.2 million and decreased $2.5 million for the three and six months ended March 31, 2017. The changes were primarily due to decreases from lower sales of U.S. shares sold without a front-end sales charge to investors, offset by a $5.1 million adjustment recognized in fiscal year 2016 related to prior-year amortization expense.
Compensation and Benefits
Compensation and benefit expenses decreased $30.9 million and $61.9 million for the three and six months ended March 31, 2017 due to $44.3 million and $66.8 million decreases in salaries, wages and benefits, partially offset by $13.4 million and $4.9 million increases in variable compensation. The decreases in salaries, wages and benefits were primarily due to decreases of $38.6 million and $48.9 million in termination benefits and $9.4 million and $22.3 million from lower average staffing levels. The increases in variable compensation were primarily due to increases of $7.5 million and $5.9 million from higher market valuations of mutual fund awards and $7.5 million and $5.2 million in bonus expense based on higher expectations of our annual performance, partially offset by decreases of $3.4 million and $6.9 million in amortization of stock and stock unit awards.
Variable compensation as a percentage of compensation and benefits was 36% and 35% for the three and six months ended March 31, 2017, and 30% and 31% for the same periods in the prior fiscal year. Our global workforce was comprised of approximately 9,200 employees at both March 31, 2017 and 2016.
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

Information Systems and Technology
Information systems and technology expenses increased $4.4 million and $4.9 million for the three and six months ended March 31, 2017, primarily due to higher amortization of capitalized software costs and external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2017	2016	2017	2016
Net carrying value at beginning of period	$96.1	$89.1	$88.1	$89.8
Additions, net of disposals	14.4	8.9	34.9	20.1
Amortization	(14.1)	(11.5)	(26.6)	(23.4)
Net Carrying Value at End of Period	$96.4	$86.5	$96.4	$86.5
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $4.0 million and $5.6 million for the three and six months ended March 31, 2017 primarily due to lower rent expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $4.1 million and $33.9 million for the three and six months ended March 31, 2017, primarily due to lower intangible asset impairment and amortization expense. The decrease for the three-month period was substantially offset by higher contingent consideration expense, while lower contingent consideration expense contributed to the decrease for the six-month period. Definite-lived intangible assets, primarily related to the K2 Advisors Holdings, LLC (“K2”) acquisition, were impaired by $3.8 million during the three months ended March 31, 2017 and by $28.2 million in the three months ended March 31, 2016. Amortization of definite-lived intangible assets decreased $3.8 million and $7.0 million primarily due to the prior-year impairment. The contingent consideration expense related to the liability for the K2 acquisition increased $23.8 million for the three-month period due to revised estimates of K2’s future revenues and profits which increased the fair value of the liability by $4.2 million in the current year and decreased the fair value by $19.6 million in the prior year. Contingent consideration expense decreased $4.6 million for the six-month period.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2017	2016		2017	2016
Investment and other income, net	$84.6	$17.4	386%	$130.7	$47.9	173%
Interest expense	(12.6)	(12.2)	3%	(25.9)	(24.2)	7%
Other Income, Net	$72.0	$5.2	NM	$104.8	$23.7	342%
Investment and other income, net consists primarily of income (losses) from equity method investees, interest and dividend income, foreign currency exchange gains (losses), and gains (losses) on trading investment securities and investments of consolidated SIPs.

Other income, net increased $66.8 million and $81.1 million for the three and six months ended March 31, 2017, primarily due to higher market valuations which resulted in net investment income and gains, and higher interest income, partially offset by lower net gains from sale of available-for-sale securities. Equity method investees generated income of $36.3 million for the three-month period as compared to losses of $16.6 million in the prior year, and a $62.3 million increase in income for the six-month period, primarily due to gains on investments in a global macro hedge fund SIP and a global equity fund. Interest income increased $8.9 million and $18.9 million for the three and six months ended March 31, 2017 primarily due to higher levels of debt securities and interest rates. The increase for the three-month period also included $22.7 million of net gains on investments held by consolidated SIPs as compared to net losses of $6.4 million in the prior year. The increase for the six-month period also included $13.6 million of net foreign currency exchange gains, as compared to net losses of $9.7 million in the prior year, primarily from the impact of strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe. The increases were partially offset by decreases of $16.7 million and $23.8 million in net realized gains on sale of available-for-sale securities.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at March 31, 2017, including assets of consolidated SIPs, was as follows:

(in millions)	Total Portfolio	Percent of Total	Trading Securities Included in Total Portfolio	Percent of Total	Assets of Consolidated SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,776.1	66%	$—	0%	$488.5	14%
Investment Securities
Equity
Global/international	386.5	3%	0.4	0%	371.1	10%
United States	4.7	0%	0.3	0%	2.8	0%
Total equity	391.2	3%	0.7	0%	373.9	10%
Hybrid	280.7	2%	42.8	12%	224.9	6%
Fixed Income
Taxable
Global/international	1,813.8	14%	287.3	77%	1,495.9	42%
United States	1,079.3	8%	42.3	11%	1,013.5	28%
Total fixed income	2,893.1	22%	329.6	88%	2,509.4	70%
Total investment securities	3,565.0	27%	373.1	100%	3,108.2	86%
Other Investments	970.9	7%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$13,312.0	100%	$373.1	100%	$3,596.7	100%
Investments of consolidated SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $763.6 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
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
Our effective income tax rate was 30.7% and 31.5% for the three and six months ended March 31, 2017, as compared to 33.5% and 32.2% for the same periods in the prior fiscal year. The rate decreases were primarily due to a higher forecasted mix of earnings in lower tax jurisdictions. The decrease for the three-month period was also due to higher net income attributable to noncontrolling interests, while the decrease for the six-month period was partially offset by a net loss attributable to noncontrolling interests as compared to net income in the prior year.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2017	2016
Cash Flow Data
Operating cash flows	$614.3	$429.7
Investing cash flows	74.1	99.0
Financing cash flows	(361.8)	(866.5)
Net cash provided by operating activities increased during the six months ended March 31, 2017 primarily due to a net decrease in trading securities, as compared to a net increase in the prior year, and an increase in income taxes payable, as compared to a decrease in the prior year, partially offset by a larger net increase in trading securities of consolidated SIPs. Net cash provided by investing activities decreased primarily due to net purchases of investments, as compared to net liquidations in the prior year, and the adoption of new accounting guidance, substantially offset by higher net liquidations of other investments by consolidated SIPs and net consolidations of SIPs, as compared to net deconsolidations in the prior year. Net cash used in financing activities decreased primarily due to higher net subscriptions in consolidated SIPs by noncontrolling interests and lower repurchases of common stock.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$8,287.6	$8,247.1
Receivables	749.8	746.4
Investments	2,051.2	1,896.7
Total Liquid Assets	$11,088.6	$10,890.2
Liability
Debt	$1,374.1	$1,401.2
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
Cash and cash equivalents at March 31, 2017 increased from September 30, 2016 primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities and a decrease from the effect of exchange rate changes. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 27% and 73% at March 31, 2017, and 28% and 72% at September 30, 2016.

We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At March 31, 2017, our U.S. and non-U.S. subsidiaries held $853.1 million and $2,556.6 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $874.6 million and $2,220.8 million held at September 30, 2016. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $4.1 million and $243.7 million at March 31, 2017 and $4.7 million and $345.7 million at September 30, 2016.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2017, $1,343.3 million of the notes were outstanding with an aggregate face value of $1,350.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 1.375% per annum which mature in September 2017, $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% with a one-year term to purchase certain securities from SIPs domiciled in India. Interest on the loan is payable monthly, and the loan may be prepaid without penalty. To secure the loan, we concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary located in India, maintain a specified minimum level of capital. In February 2017, we prepaid 1.5 billion Indian Rupees ($22.5 million) of the loan and the time deposit collateral was reduced to $37.4 million. The loan agreement was amended for the remaining balance of 2.0 billion Indian Rupees ($30.0 million) at a fixed interest rate of 9.15% with a maturity in March 2018. The loan had a carrying value of $30.8 million at March 31, 2017.
We were in compliance with all debt covenants at March 31, 2017.
At March 31, 2017, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.40 per share ($0.20 per share per quarter) during the six months ended March 31, 2017, and $0.36 per share ($0.18 per share per quarter) during the six months ended

March 31, 2016. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2017, we repurchased 4.0 million and 11.1 million shares of our common stock at a cost of $166.8 million and $428.5 million. At March 31, 2017, 39.6 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and six months ended March 31, 2016, we repurchased 9.6 million and 20.1 million shares of our common stock at a cost of $337.3 million and $741.4 million.
We invested $111.5 million, net of redemptions, in our SIPs during the six months ended March 31, 2017, and redeemed $167.3 million, net of investments, from our SIPs in the prior-year period.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our SIPs during the six months ended March 31, 2017. During the six months ended March 31, 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2017, there were no material changes in our contractual obligations, commitments and contingent liabilities as reported in our Form 10-K for fiscal year 2016.
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
As of March 31, 2017, we were the primary beneficiary of 40 SIP VIEs.

Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2017, Level 3 assets represented 12% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. Level 3 liabilities consisted of contingent consideration liabilities and represented 84% of total liabilities measured at fair value. There were insignificant transfers out of Level 3 and no transfers into Level 3 during the six months ended March 31, 2017.
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
We test definite-lived intangible assets for impairment quarterly and recognized impairment of $3.8 million during the three and six months ended March 31, 2017. The undiscounted future cash flow projection for the most significant asset, which was $10.5 million, or 58% of total definite-lived intangible assets, exceeded its carrying value by 19% as of March 31, 2017. We estimated the future undiscounted cash flows for this asset using AUM growth rates ranging from (8.0%) to (5.0%).
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2017, our total AUM by fair value hierarchy level was 53% Level 1, 46% Level 2 and 1% Level 3.
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
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission

(“CFTC”), the National Futures Association, the U.S. Department of Treasury and the U.S. Department of Labor (“DOL”). Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the Department of Justice, the CFTC and the SEC (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury's Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions, including the European Union (“EU”), where our investment management services and products are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Further, certain federal and state anti-takeover or business combination laws may impose various disclosure and procedural requirements on the ability of a person to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.
Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, the CFTC and/or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) or authorized by various European and other non-U.S. regulators pursuant to the EU’s Undertakings for Collective Investment in Transferable Securities (“UCITS”) Directive or under other non-U.S. laws in Europe, the Middle East and Africa, Asia-Pacific, Canada and Latin America. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. Our subsidiaries must also comply with complex tax regimes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of new regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility, and the posting of collateral will be required for uncleared swaps. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Full compliance with the latter is required by December 1,

2018.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Following the June 2016 U.K. referendum where a majority voted to exit the EU (“Brexit”), it is still unclear when the U.K. will leave the EU and on what terms. Ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. For example, MiFID II requires the “unbundling” of research and execution charges for trading. The final rules in this area, and the industry’s response to them, are still evolving and could lead to increased research costs. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
Effective May 2018, the EU’s General Data Protection Regulation (“GDPR”) will strengthen and unify data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent rules under GDPR will require an extensive review of all of our global data processing systems. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the EU’s Capital Requirements Directive, those adopted under AIFMD and UCITS and those required to be adopted under the Dodd-Frank Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Certain aspects of the rule will become applicable on June 9, 2017, while other aspects of the rule will not become applicable until January 1, 2018. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2017, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2016.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2017 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2017.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	1,009,293	$40.37	1,009,293	42,623,927
February 2017	1,560,000	41.53	1,560,000	41,063,927
March 2017	1,446,808	42.35	1,446,808	39,617,119
Total	4,016,101		4,016,101
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016, we announced that our Board of Directors authorized the repurchase of up to 50.0 million additional shares of our common stock under the stock repurchase program. At March 31, 2017, 39.6 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit (3)(ii) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2016 (File No. 001-09318)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	April 28, 2017	By:	/S/ KENNETH A. LEWIS
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
Registrant’s Amended and Restated Bylaws (as adopted and effective September 16, 2015), incorporated by reference to Exhibit (3)(ii) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2016 (File No. 001-09318)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)