Form 10-Q
period 2017-06-30
FRANKLIN RESOURCES INC
filed 2017-07-28
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Outstanding: 557,701,394 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 21, 2017.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Operating Revenues
Investment management fees	$1,097.0	$1,093.5	$3,249.4	$3,375.4
Sales and distribution fees	433.3	450.2	1,283.8	1,365.6
Shareholder servicing fees	56.7	61.5	169.7	185.2
Other	26.9	29.1	72.4	80.0
Total operating revenues	1,613.9	1,634.3	4,775.3	5,006.2
Operating Expenses
Sales, distribution and marketing	541.2	553.4	1,596.0	1,673.7
Compensation and benefits	342.7	326.9	997.6	1,043.7
Information systems and technology	54.1	50.5	159.8	151.3
Occupancy	30.2	33.1	88.3	96.8
General, administrative and other	81.5	75.0	227.0	254.4
Total operating expenses	1,049.7	1,038.9	3,068.7	3,219.9
Operating Income	564.2	595.4	1,706.6	1,786.3
Other Income (Expenses)
Investment and other income, net	92.2	65.8	222.9	113.7
Interest expense	(12.9)	(12.3)	(38.8)	(36.5)
Other income, net	79.3	53.5	184.1	77.2
Income before taxes	643.5	648.9	1,890.7	1,863.5
Taxes on income	184.1	187.4	577.5	578.8
Net income	459.4	461.5	1,313.2	1,284.7
Less: net income attributable to
Nonredeemable noncontrolling interests	12.5	14.2	8.6	29.7
Redeemable noncontrolling interests	36.3	0.9	33.1	0.4
Net Income Attributable to Franklin Resources, Inc.	$410.6	$446.4	$1,271.5	$1,254.6

Earnings per Share
Basic	$0.73	$0.77	$2.25	$2.12
Diluted	0.73	0.77	2.25	2.12
Dividends Declared per Share	$0.20	$0.18	$0.60	$0.54

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Income	$459.4	$461.5	$1,313.2	$1,284.7
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	(1.6)	(4.1)	1.4	(16.4)
Currency translation adjustments, net of tax	54.0	(30.8)	32.3	(22.7)
Net unrealized gains (losses) on defined benefit plans, net of tax	(0.2)	0.2	(0.2)	0.8
Total other comprehensive income (loss)	52.2	(34.7)	33.5	(38.3)
Total comprehensive income	511.6	426.8	1,346.7	1,246.4
Less: comprehensive income attributable to
Nonredeemable noncontrolling interests	12.5	14.2	8.6	29.7
Redeemable noncontrolling interests	36.3	0.9	33.1	0.4
Comprehensive Income Attributable to Franklin Resources, Inc.	$462.8	$411.7	$1,305.0	$1,216.3

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$8,564.8	$8,247.1
Receivables	978.6	794.3
Investments (including $469.9 and $1,437.6 at fair value at June 30, 2017 and September 30, 2016)	1,455.7	2,416.6
Assets of consolidated sponsored investment products
Cash and cash equivalents	221.4	236.2
Investments, at fair value	3,373.0	1,513.4
Property and equipment, net	508.8	523.2
Goodwill and other intangible assets, net	2,228.0	2,211.3
Other	145.9	156.7
Total Assets	$17,476.2	$16,098.8

Liabilities
Compensation and benefits	$359.8	$357.4
Accounts payable and accrued expenses	275.0	233.3
Dividends	113.7	104.6
Commissions	313.0	302.0
Debt	1,374.7	1,401.2
Debt of consolidated sponsored investment products	53.1	682.2
Deferred taxes	156.5	161.5
Other	294.7	267.3
Total liabilities	2,940.5	3,509.5
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	1,830.6	61.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 557,960,048 and 570,345,156 shares issued and outstanding at June 30, 2017 and September 30, 2016	55.8	57.0
Retained earnings	12,665.2	12,226.2
Accumulated other comprehensive loss	(321.0)	(347.4)
Total Franklin Resources, Inc. stockholders’ equity	12,400.0	11,935.8
Nonredeemable noncontrolling interests	305.1	592.4
Total stockholders’ equity	12,705.1	12,528.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$17,476.2	$16,098.8

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended June 30,
(in millions)	2017	2016
Net Income	$1,313.2	$1,284.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	52.9	57.8
Depreciation and other amortization	62.3	65.8
Impairment of intangible assets	4.6	28.2
Stock-based compensation	95.0	104.0
Excess tax benefit from stock-based compensation	(0.6)	(0.6)
Gains on sale of assets	(5.4)	(26.5)
Income from investments in equity method investees	(88.4)	(19.6)
Net (gains) losses on other investments of consolidated sponsored investment products	(15.7)	13.3
Deferred income taxes	(7.0)	(8.0)
Other	(17.1)	0.5
Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	(84.7)	3.7
Decrease (increase) in trading securities, net	68.6	(106.1)
Increase in trading securities of consolidated sponsored investment products, net	(528.9)	(118.9)
Increase (decrease) in accrued compensation and benefits	2.0	(78.4)
Increase (decrease) in commissions payable	11.0	(52.4)
Increase in income taxes payable	68.8	24.5
Increase (decrease) in other liabilities	27.7	(6.6)
Net cash provided by operating activities	958.3	1,165.4
Purchase of investments	(336.2)	(309.0)
Liquidation of investments	271.3	330.5
Purchase of other investments by consolidated sponsored investment products	(114.3)	(238.4)
Liquidation of other investments by consolidated sponsored investment products	333.9	382.2
Additions of property and equipment, net	(49.0)	(61.4)
Adoption of new accounting guidance	(49.2)	—
Acquisition of business	(14.0)	—
Net consolidation (deconsolidation) of sponsored investment products	22.4	(11.9)
Net cash provided by investing activities	64.9	92.0
Issuance of common stock	13.0	13.5
Dividends paid on common stock	(329.4)	(304.6)
Repurchase of common stock	(600.6)	(1,057.0)
Excess tax benefit from stock-based compensation	0.6	0.6
Proceeds from loan	—	93.4
Payment on loan	(22.5)	—
Proceeds from debt of consolidated sponsored investment products	0.7	30.5
Payments on debt by consolidated sponsored investment products	(288.3)	(127.0)
Payments on contingent consideration liabilities	(31.7)	(3.2)
Noncontrolling interests	527.4	(21.9)
Net cash used in financing activities	(730.8)	(1,375.7)

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2017	2016
Effect of exchange rate changes on cash and cash equivalents	$10.5	$(7.7)
Increase (decrease) in cash and cash equivalents	302.9	(126.0)
Cash and cash equivalents, beginning of period	8,483.3	8,368.1
Cash and Cash Equivalents, End of Period	$8,786.2	$8,242.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$520.5	$560.3
Cash paid for interest	34.4	33.0
Cash paid for interest by consolidated sponsored investment products	10.3	20.6

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2016 (“fiscal year 2016”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2017.
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
Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the nine months ended June 30, 2017
Balance at October 1, 2016	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance	(1.3)	(324.6)	(325.9)
Net income	1,271.5	8.6	1,280.1
Other comprehensive income	33.5		33.5
Cash dividends declared on common stock	(338.5)		(338.5)
Repurchase of common stock	(603.1)		(603.1)
Stock-based compensation	102.1		102.1
Net subscriptions and other		38.0	38.0
Deconsolidation of sponsored investment product		(9.3)	(9.3)
Balance at June 30, 2017	$12,400.0	$305.1	$12,705.1

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the nine months ended June 30, 2016
Balance at October 1, 2015	$11,841.0	$654.8	$12,495.8
Net income	1,254.6	29.7	1,284.3
Other comprehensive loss	(38.3)		(38.3)
Cash dividends declared on common stock	(317.6)		(317.6)
Repurchase of common stock	(1,068.1)		(1,068.1)
Stock-based compensation	110.5		110.5
Net distributions and other		(95.1)	(95.1)
Balance at June 30, 2016	$11,782.1	$589.4	$12,371.5
During the three and nine months ended June 30, 2017, the Company repurchased 4.1 million and 15.2 million shares of its common stock at a cost of $174.6 million and $603.1 million under its stock repurchase program. At June 30, 2017, 35.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and nine months ended June 30, 2016, the Company repurchased 9.3 million and 29.4 million shares of its common stock at a cost of $326.7 million and $1,068.1 million.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Franklin Resources, Inc.	$410.6	$446.4	$1,271.5	$1,254.6
Less: allocation of earnings to participating nonvested stock and stock unit awards	3.5	3.2	9.9	8.5
Net Income Available to Common Stockholders	$407.1	$443.2	$1,261.6	$1,246.1

Weighted-average shares outstanding – basic	556.2	578.9	560.5	587.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.5	—	0.3	—
Weighted-Average Shares Outstanding – Diluted	556.7	578.9	560.8	587.9

Earnings per Share
Basic	$0.73	$0.77	$2.25	$2.12
Diluted	0.73	0.77	2.25	2.12
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.2 million and 0.7 million for the three and nine months ended June 30, 2017, and 1.3 million for both the three and nine months ended June 30, 2016.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs. See Note 7 – Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2017	September 30, 2016
Investment securities, trading
SIPs	$91.2	$844.4
Debt and other equity securities	286.6	277.5
Total investment securities, trading	377.8	1,121.9
Investment securities, available-for-sale
SIPs	77.1	297.7
Debt and other equity securities	1.7	3.7
Total investment securities, available-for-sale	78.8	301.4
Investments in equity method investees	878.4	797.4
Other investments	120.7	195.9
Total	$1,455.7	$2,416.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with aggregate carrying amounts of $38.7 million and $117.3 million were pledged as collateral at June 30, 2017 and September 30, 2016.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
as of June 30, 2017
SIPs	$74.9	$8.3	$(6.1)	$77.1
Debt and other equity securities	1.6	0.1	—	1.7
Total	$76.5	$8.4	$(6.1)	$78.8

as of September 30, 2016
SIPs	$289.6	$13.7	$(5.6)	$297.7
Debt and other equity securities	3.6	0.1	—	3.7
Total	$293.2	$13.8	$(5.6)	$301.4
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of June 30, 2017
SIPs	$23.0	$(5.8)	$3.8	$(0.3)	$26.8	$(6.1)

as of September 30, 2016
SIPs	$75.8	$(4.3)	$18.0	$(1.3)	$93.8	$(5.6)
The Company recognized $0.5 million and $0.8 million of other-than-temporary impairment during the three and nine months ended June 30, 2017. During the three and nine months ended June 30, 2016, the Company recognized other-than-temporary impairment of $2.2 million and $7.0 million. The amount for the three-month period was all related to available-for-sale SIPs and the amount for the nine-month period included $5.9 million related to available-for-sale SIPs.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs. See Note 7 – Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2017
Assets
Investment securities, trading
SIPs	$91.2	$—	$—	$91.2
Debt and other equity securities	6.7	78.7	201.2	286.6
Investment securities, available-for-sale
SIPs	77.1	—	—	77.1
Debt and other equity securities	0.8	0.6	0.3	1.7
Life settlement contracts	—	—	13.3	13.3
Total Assets Measured at Fair Value	$175.8	$79.3	$214.8	$469.9

Liability
Contingent consideration liability	$—	$—	$54.8	$54.8

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2016
Assets
Investment securities, trading
SIPs	$844.4	$—	$—	$844.4
Debt and other equity securities	2.6	84.1	190.8	277.5
Investment securities, available-for-sale
SIPs	297.7	—	—	297.7
Debt and other equity securities	1.6	2.1	—	3.7
Life settlement contracts	—	—	14.3	14.3
Total Assets Measured at Fair Value	$1,146.3	$86.2	$205.1	$1,437.6

Liability
Contingent consideration liability	$—	$—	$98.1	$98.1
The fair values of all SIPs and certain other equity securities are determined based on their published net asset values and they are classified as Level 1. The fair values of certain debt and other equity securities are determined using quoted market prices, if available, or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are classified as Level 2. The fair values of other debt securities and all life settlement contracts are determined using discounted cash flow valuation techniques, except for the fair value of certain debt securities which was determined using market pricing as of June 30, 2017; both techniques use significant unobservable inputs and the assets are classified as Level 3.
The fair value of the contingent consideration liability, which is classified as Level 3, is determined using an income-based method which considers the net present value of anticipated future cash flows.
There were no transfers between Level 1 and Level 2, or into Level 3, during the nine months ended June 30, 2017 and 2016.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2017		2016
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the three months ended June 30,
Balance at beginning of period	$211.0	$(60.4)	$211.1	$(96.2)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.7	—	11.9	—
Included in general, administrative and other expense	—	5.6	—	(1.2)
Purchases	1.3	—	3.4	—
Settlements	(0.1)	—	—	0.5
Foreign exchange revaluation	0.9	—	(3.5)	—
Balance at End of Period	$214.8	$(54.8)	$222.9	$(96.9)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$2.2	$(0.1)	$11.9	$(1.2)

	2017		2016
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the nine months ended June 30,
Balance at beginning of period	$205.1	$(98.1)	$20.7	$(102.9)
Acquisition	—	(5.7)	—	—
Total realized and unrealized gains
Included in investment and other income, net	7.3	—	13.4	—
Included in general, administrative and other expense	—	13.6	—	2.2
Purchases	2.1	—	189.9	—
Sales	(2.4)	—	—	—
Settlements	(2.6)	35.4	(1.7)	3.8
Transfers out of Level 3	(0.4)	—	—	—
Foreign exchange revaluation	5.7	—	0.6	—
Balance at End of Period	$214.8	$(54.8)	$222.9	$(96.9)
Change in unrealized gains included in net income relating to assets and liability held at end of period	$6.2	$7.9	$12.7	$2.2
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$193.2	Market pricing	Indicative bid	$73 per $100 of par
			Discount rate	18.4%
	8.0	Discounted cash flow	Discount rate	6.6%–6.7% (6.6%)
			Risk premium	2.0%–2.5% (2.2%)

Life settlement contracts	13.3	Discounted cash flow	Life expectancy	20–125 months (62)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	54.8	Discounted cash flow	AUM growth rate	1.4%–4.9% (3.1%)
			EBITDA margin	8.3%–8.5% (8.4%)
			Discount rate	14.0%

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$190.8	Discounted cash flow	Discount rate	3.6%–6.9% (6.7%)
			Risk premium	2.0%–17.9% (16.5%)
			Liquidity discount	0.0%–10.0% (9.6%)

Life settlement contracts	14.3	Discounted cash flow	Life expectancy	20–132 months (65)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	98.1	Discounted cash flow	AUM growth rate	2.4%–11.5% (5.9%)
			EBITDA margin	14.3%
			Discount rate	13.2%
For investment securities, trading – debt and other equity securities using the market pricing technique, a significant increase (decrease) in the indicative bid in isolation would result in a significantly higher (lower) fair value measurement, while a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
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
For the contingent consideration liability, a significant increase (decrease) in the assets under management (“AUM”) growth rate or EBITDA margin, or decrease (increase) in the discount rate, in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments that were not measured at fair value were as follows:

(in millions)		June 30, 2017		September 30, 2016
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,564.8	$8,564.8	$8,247.1	$8,247.1
Other investments
Time deposits	2	52.8	52.8	131.6	131.6
Cost method investments	3	54.6	73.9	50.0	61.3
Financial Liabilities
Debt
Senior notes	2	1,343.8	1,373.8	1,348.5	1,412.5
Loan	2	30.9	30.9	52.7	52.7
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
Consolidated SIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities. The Company consolidated 59 SIPs, none of which are CLOs, as of June 30, 2017 and 40 SIPs, including three CLOs, as of September 30, 2016. The CLO consolidated as of March 31, 2017 was fully liquidated as of June 30, 2017. Amounts for prior periods have been reclassified to combine amounts previously presented separately as consolidated SIPs and consolidated VIEs.

The balances of consolidated SIPs included in the Company’s condensed consolidated balance sheets were as follows:

(in millions)	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$221.4	$236.2
Receivables	224.2	47.9
Investments, at fair value	3,373.0	1,513.4
Other assets	0.9	1.4
Total Assets	$3,819.5	$1,798.9

Liabilities
Accounts payable and accrued expenses	$123.7	$65.2
Debt	53.1	682.2
Other liabilities	8.0	8.5
Total liabilities	184.8	755.9
Redeemable Noncontrolling Interests	1,830.6	61.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,525.3	414.1
Nonredeemable noncontrolling interests	278.8	567.8
Total stockholders’ equity	1,804.1	981.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,819.5	$1,798.9
The consolidated SIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2017 and 2016.
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
Investments
Investments of consolidated SIPs consisted of the following:

(in millions)	June 30, 2017	September 30, 2016
Investment securities, trading	$2,936.5	$287.8
Other equity securities	291.4	607.3
Other debt securities	145.1	618.3
Total	$3,373.0	$1,513.4
Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets and also included corporate debt securities held by CLOs at September 30, 2016.

Investments in fund products for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient were as follows:

(in millions)	Redemption Frequency	June 30, 2017	September 30, 2016
Real estate and private equity funds	Nonredeemable	$155.4	$444.2
Hedge funds	Monthly, quarterly or triennially	—	1.8
Total		$155.4	$446.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.7 years and 3.2 years at June 30, 2017 and September 30, 2016. The consolidated SIPs’ unfunded commitments to these funds totaled $1.1 million and $74.4 million at June 30, 2017 and September 30, 2016, of which the Company was contractually obligated to fund $0.1 million and $2.2 million based on its ownership percentage in the SIPs.
Fair Value Measurements
Assets and liabilities of consolidated SIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2017
Assets
Investments
Equity securities	$333.2	$111.7	$137.0	$155.4	$737.3
Debt securities	2.2	2,488.2	145.3	—	2,635.7
Total Assets Measured at Fair Value	$335.4	$2,599.9	$282.3	$155.4	$3,373.0

Liabilities
Other liabilities	$0.2	$7.8	$—	$—	$8.0

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2016
Assets
Cash and cash equivalents of CLOs	$146.4	$—	$—	$—	$146.4
Receivables of CLOs	—	23.6	—	—	23.6
Investments
Equity securities	155.4	0.5	160.3	446.0	762.2
Debt securities	—	618.9	132.3	—	751.2
Total Assets Measured at Fair Value	$301.8	$643.0	$292.6	$446.0	$1,683.4

Liabilities
Other liabilities	$0.1	$8.4	$—	$—	$8.5
Investments in fund products for which fair value was estimated using NAV as a practical expedient are not classified in the fair value hierarchy. There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the nine months ended June 30, 2017 and 2016.

Changes in Level 3 assets measured at fair value on a recurring basis were as follows:

	2017			2016
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended June 30,
Balance at beginning of period	$140.7	$114.4	$255.1	$166.8	$125.4	$292.2
Realized and unrealized gains (losses) included in investment and other income, net	(10.3)	18.3	8.0	(3.3)	(6.3)	(9.6)
Purchases	4.7	15.5	20.2	—	2.6	2.6
Sales	(0.5)	(4.7)	(5.2)	(3.8)	(2.0)	(5.8)
Settlements	—	(0.6)	(0.6)	—	—	—
Foreign exchange revaluation	2.4	2.4	4.8	(0.3)	(1.2)	(1.5)
Balance at End of Period	$137.0	$145.3	$282.3	$159.4	$118.5	$277.9
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(10.3)	$18.2	$7.9	$(3.0)	$(6.5)	$(9.5)

	2017			2016
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the nine months ended June 30,
Balance at beginning of period	$160.3	$132.3	$292.6	$191.6	$130.2	$321.8
Adoption of new accounting guidance	(45.4)	(0.5)	(45.9)	—	—	—
Realized and unrealized gains (losses) included in investment and other income, net	(9.4)	3.8	(5.6)	1.7	(8.2)	(6.5)
Purchases	30.2	23.3	53.5	0.3	12.1	12.4
Sales	(0.6)	(13.0)	(13.6)	(33.9)	(16.1)	(50.0)
Settlements	—	(0.6)	(0.6)	—	—	—
Foreign exchange revaluation	1.9	—	1.9	(0.3)	0.5	0.2
Balance at End of Period	$137.0	$145.3	$282.3	$159.4	$118.5	$277.9
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$0.7	$3.2	$3.9	$(0.3)	$(9.4)	$(9.7)
Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$99.8	Market comparable companies	EBITDA multiple	6.0–12.3 (9.9)
	22.8	Discounted cash flow	Discount rate	5.7%–19.8% (15.0%)
	14.4	Market pricing	Price to earnings ratio	10.0

Debt securities	130.2	Discounted cash flow	Discount rate	5.0%–50.0% (13.4%)
			Risk premium	0.0%–25.0% (8.1%)
	15.1	Market pricing	Private sale pricing	$57 per $100 of par

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$113.1	Market comparable companies	EBITDA multiple	5.0–14.2 (10.3)
			Discount for lack of marketability	25.0%–50.0% (36.6%)
	24.3	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	22.9	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	119.7	Discounted cash flow	Discount rate	6.0%–15.0% (10.4%)
			Risk premium	0.0%–28.0% (9.7%)
			EBITDA multiple	5.5
	12.6	Market pricing	Private sale pricing	$57 per $100 of par
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
Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2017		September 30, 2016
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$221.4	$221.4	$89.8	$89.8
Financial Liabilities
Debt, excluding CLOs	3	53.1	53.0	75.0	74.6
Debt of CLOs[1]	2 or 3	—	—	607.2	594.5
_________________
1    Substantially all was Level 2.
Debt
Debt of consolidated SIPs consisted of the following:

	June 30, 2017		September 30, 2016
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt, excluding CLOs	$53.1	5.80%	$75.0	4.79%
Debt of CLOs	—	N/A	607.2	2.24%
Total	$53.1		$682.2
The debt, excluding CLOs had fixed and floating interest rates ranging from 2.36% to 6.69% at June 30, 2017, and from 2.36% to 6.19% at September 30, 2016. The debt maturities ranged from fiscal years 2018 to 2019 at June 30, 2017 and fiscal years 2017 to 2019 at September 30, 2016.

At June 30, 2017, maturities for debt of consolidated SIPs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2017	$—
2018	5.6
2019	47.5
Total	$53.1
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the nine months ended June 30,	2017	2016
Balance at beginning of period	$61.1	$59.6
Adoption of new accounting guidance	824.7	—
Net income	33.1	0.4
Net subscriptions and other	489.4	73.2
Net consolidations (deconsolidations)	422.3	(93.8)
Balance at End of Period	$1,830.6	$39.4
Collateralized Loan Obligations
The Company recognized net gains of $4.6 million and $4.8 million during the three and nine months ended June 30, 2017, and $2.2 million and $3.0 million during the three and nine months ended June 30, 2016 related to its own economic interests in the CLOs.
Note 8 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of SIPs and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management fee receivables as follows:

(in millions)	June 30, 2017	September 30, 2016
Investments	$167.5	$77.3
Receivables	145.8	21.4
Total	$313.3	$98.7
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during the nine months ended June 30, 2017. During the nine months ended June 30, 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. None of the purchases occurred during the three months ended June 30, 2016.

Note 9 – Commitments and Contingencies
Legal Proceedings
On July 28, 2016, a former employee filed a putative class action lawsuit captioned Cryer v. Franklin Resources, Inc., et al. in the United States District Court for the Northern District of California against Franklin, the Franklin Templeton 401(k) Retirement Plan (“Plan”) Investment Committee, and unnamed Investment Committee members. The plaintiff asserts a claim for breach of fiduciary duty under the Employee Retirement Income Security Act, alleging that the defendants selected mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan when allegedly lower-cost and better performing non-proprietary investment vehicles were available. The plaintiff also claims that the total Plan costs, inclusive of investment management and administrative fees, are excessive. The plaintiff alleges that Plan losses exceed $79.0 million and seeks, among other things, damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest. Franklin’s motion to dismiss and motion for summary adjudication were denied on January 17, 2017. On July 26, 2017, the court certified a class of Plan participants. Management strongly believes that the claims made in the lawsuit are without merit and Franklin is defending against them vigorously. Discovery is continuing and, at this stage of the litigation, Franklin cannot currently predict the eventual outcome of the lawsuit or whether it will have a material negative impact on the Company, or reasonably estimate the possible loss or range of loss that may arise from any negative outcome.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2017 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At June 30, 2017, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2016.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the nine months ended June 30, 2017
Nonvested balance at October 1, 2016	2,369	1,288	3,657	$45.67
Granted	2,706	1,110	3,816	34.13
Vested	(45)	(355)	(400)	49.30
Forfeited/canceled	(205)	(294)	(499)	43.23
Nonvested Balance at June 30, 2017	4,825	1,749	6,574	$38.94
Total unrecognized compensation expense related to nonvested stock and stock unit awards, net of estimated forfeitures, was $144.9 million at June 30, 2017. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Note 11 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Investment and Other Income, Net
Dividend income	$3.3	$6.0	$8.4	$15.2
Interest income	20.3	12.3	49.9	23.0
Gains on trading investment securities, net	1.1	35.4	11.5	49.8
Realized gains on sale of investment securities, available-for-sale	2.6	2.2	5.5	29.5
Realized losses on sale of investment securities, available-for-sale	(0.4)	(0.9)	(1.6)	(2.7)
Income from investments in equity method investees	17.9	11.4	88.4	19.6
Other-than-temporary impairment of investments	(0.5)	(2.2)	(0.8)	(7.0)
Gains (losses) on investments of consolidated SIPs, net	59.8	(0.6)	52.6	(12.7)
Foreign currency exchange gains (losses), net	(19.2)	10.4	(5.6)	0.7
Other, net	7.3	(8.2)	14.6	(1.7)
Total	92.2	65.8	222.9	113.7
Interest Expense	(12.9)	(12.3)	(38.8)	(36.5)
Other Income, Net	$79.3	$53.5	$184.1	$77.2
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by cash equivalents and trading investment securities. Proceeds from the sale of available-for-sale securities were $2.5 million and $28.3 million for the three and nine months ended June 30, 2017, and $27.7 million and $253.7 million for the three and nine months ended June 30, 2016.
Net gains recognized on the Company’s trading investment securities that were held at June 30, 2017 and 2016 were $1.3 million and $3.8 million for the three and nine months ended June 30, 2017, and $26.8 million and $37.0 million for the three and nine months ended June 30, 2016. Net gains recognized on trading investment securities of consolidated SIPs that were held at June 30, 2017 and 2016 were $19.9 million and $25.8 million for the three and nine months ended June 30, 2017 and $2.5 million and $4.7 million for the three and nine months ended June 30, 2016.

Note 12 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2017
Balance at April 1, 2017	$3.0	$(368.1)	$(8.1)	$(373.2)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(0.1)	54.0	(0.2)	53.7
Reclassifications to net investment and other income, net of tax	(1.5)	—	—	(1.5)
Total other comprehensive income (loss)	(1.6)	54.0	(0.2)	52.2
Balance at June 30, 2017	$1.4	$(314.1)	$(8.3)	$(321.0)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2017
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	3.9	32.3	(0.2)	36.0
Reclassifications to net investment and other income, net of tax	(2.5)	—	—	(2.5)
Total other comprehensive income (loss)	1.4	32.3	(0.2)	33.5
Balance at June 30, 2017	$1.4	$(314.1)	$(8.3)	$(321.0)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2016
Balance at April 1, 2016	$7.0	$(319.7)	$(5.1)	$(317.8)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(4.9)	(30.8)	0.2	(35.5)
Reclassifications to net investment and other income, net of tax	0.8	—	—	0.8
Total other comprehensive income (loss)	(4.1)	(30.8)	0.2	(34.7)
Balance at June 30, 2016	$2.9	$(350.5)	$(4.9)	$(352.5)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2016
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(2.4)	(22.7)	0.8	(24.3)
Reclassifications to net investment and other income, net of tax	(14.0)	—	—	(14.0)
Total other comprehensive income (loss)	(16.4)	(22.7)	0.8	(38.3)
Balance at June 30, 2016	$2.9	$(350.5)	$(4.9)	$(352.5)

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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other fiduciary services. Our SIPs and investment management and related services are distributed or marketed to investors globally under nine distinct brand names: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares™. We offer a broad range of SIPs under equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During our third fiscal quarter, the global equity markets were volatile but continued to provide positive returns, reflecting, among other things, generally positive global economic data tempered by political uncertainty, as the MSCI World Index and S&P 500 Index increased 4.2% and 3.1% for the quarter and 13.2% and 13.5% for the fiscal year to date. The global bond markets were also positive during the quarter amid rising interest rates and concerns of higher inflation, and the Barclays Global Aggregate Index increased 2.6%, while it decreased 3.0% for the fiscal year to date.
Our total AUM at June 30, 2017 was $742.8 billion, 1% higher than at September 30, 2016 and at June 30, 2016. Simple monthly average AUM (“average AUM”) for the three months ended June 30, 2017 was comparable to the same period in the prior fiscal year, but decreased 3% for the nine-month period. The decline in AUM negatively affected our fee revenues and operating income for the nine months ended June 30, 2017.

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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2017	2016		2017	2016
Operating revenues	$1,613.9	$1,634.3	(1%)	$4,775.3	$5,006.2	(5%)
Operating income	564.2	595.4	(5%)	1,706.6	1,786.3	(4%)
Net income attributable to Franklin Resources, Inc.	410.6	446.4	(8%)	1,271.5	1,254.6	1%
Diluted earnings per share	$0.73	$0.77	(5%)	$2.25	$2.12	6%
Operating margin[1]	35.0%	36.4%		35.7%	35.7%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $31.2 million for the three months ended June 30, 2017, as compared to the same period in the prior fiscal year, as operating revenues decreased 1% while operating expenses increased 1%. Net income attributable to Franklin Resources, Inc. decreased $35.8 million primarily due to the decrease in operating income.
Operating income decreased $79.7 million for the nine months ended June 30, 2017 as a 5% decrease in operating revenues was partially offset by a 5% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. increased $16.9 million, primarily due to higher investment and other income, net, less the portion attributable to noncontrolling interests, substantially offset by the decrease in operating income.
Diluted earnings per share decreased for the three months ended June 30, 2017 and increased for the nine months ended June 30, 2017. The changes were consistent with the changes in net income and the impacts of 4% and 5% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2017.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	June 30, 2017	June 30, 2016	Percent Change
Equity
Global/international	$206.8	$195.7	6%
United States	105.7	101.1	5%
Total equity	312.5	296.8	5%
Multi-Asset/Balanced	141.2	135.0	5%
Fixed Income
Tax-free	71.2	76.1	(6%)
Taxable
Global/international	159.8	165.3	(3%)
United States	52.1	52.8	(1%)
Total fixed income	283.1	294.2	(4%)
Cash Management	6.0	6.1	(2%)
Total	$742.8	$732.1	1%

AUM at June 30, 2017 increased 1% from June 30, 2016 as $61.1 billion of net market change and other, which consists of $84.2 billion of market appreciation and other, net of $23.1 billion of long-term distributions, was substantially offset by $50.4 billion of net outflows.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2017	2016		2017	2016
Equity
Global/international	$206.3	$202.0	2%	28%	27%
United States	105.7	100.4	5%	14%	14%
Total equity	312.0	302.4	3%	42%	41%
Multi-Asset/Balanced	141.7	134.2	6%	19%	18%
Fixed Income
Tax-free	71.4	74.6	(4%)	10%	10%
Taxable
Global/international	158.3	169.3	(6%)	21%	23%
United States	52.5	53.0	(1%)	7%	7%
Total fixed income	282.2	296.9	(5%)	38%	40%
Cash Management	6.2	6.3	(2%)	1%	1%
Total	$742.1	$739.8	0%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2017	2016		2017	2016
Equity
Global/international	$201.8	$206.2	(2%)	28%	27%
United States	103.7	100.4	3%	14%	14%
Total equity	305.5	306.6	0%	42%	41%
Multi-Asset/Balanced	139.5	134.9	3%	19%	18%
Fixed Income
Tax-free	72.6	73.3	(1%)	10%	10%
Taxable
Global/international	156.2	176.6	(12%)	21%	23%
United States	52.6	54.8	(4%)	7%	7%
Total fixed income	281.4	304.7	(8%)	38%	40%
Cash Management	6.2	6.5	(5%)	1%	1%
Total	$732.6	$752.7	(3%)	100%	100%
Components of the change in AUM are shown below. Net market change and other includes long-term distributions, appreciation (depreciation), foreign exchange revaluation, an acquisition and net cash management.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Beginning AUM	$740.0	$742.6	0%	$733.3	$770.9	(5%)
Long-term sales	29.8	22.7	31%	84.8	79.0	7%
Long-term redemptions	(41.1)	(41.8)	(2%)	(132.3)	(142.3)	(7%)
Long-term net exchanges	0.2	(0.1)	NM	(0.1)	(0.4)	(75%)
Long-term reinvested distributions	3.8	4.2	(10%)	14.9	19.0	(22%)
Net flows	(7.3)	(15.0)	(51%)	(32.7)	(44.7)	(27%)
Net market change and other	10.1	4.5	124%	42.2	5.9	615%
Ending AUM	$742.8	$732.1	1%	$742.8	$732.1	1%

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2017	$204.9	$105.3	$141.9	$71.5	$157.6	$52.8	$6.0	$740.0
Long-term sales	6.5	3.6	4.6	1.7	11.2	2.2	—	29.8
Long-term redemptions	(12.9)	(5.9)	(6.8)	(2.9)	(9.5)	(3.1)	—	(41.1)
Long-term net exchanges	0.1	—	0.1	—	—	—	—	0.2
Long-term reinvested distributions	0.1	0.4	1.5	0.5	0.9	0.4	—	3.8
Net flows	(6.2)	(1.9)	(0.6)	(0.7)	2.6	(0.5)	—	(7.3)
Net market change and other	8.1	2.3	(0.1)	0.4	(0.4)	(0.2)	—	10.1
AUM at June 30, 2017	$206.8	$105.7	$141.2	$71.2	$159.8	$52.1	$6.0	$742.8

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2016	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2016	$204.7	$99.5	$132.6	$73.6	$172.8	$53.2	$6.2	$742.6
Long-term sales	5.0	3.6	3.6	2.4	6.2	1.9	—	22.7
Long-term redemptions	(12.3)	(5.2)	(5.8)	(2.2)	(12.6)	(3.7)	—	(41.8)
Long-term net exchanges	(0.3)	—	—	0.2	(0.2)	0.2	—	(0.1)
Long-term reinvested distributions	0.2	0.7	1.6	0.5	0.9	0.3	—	4.2
Net flows	(7.4)	(0.9)	(0.6)	0.9	(5.7)	(1.3)	—	(15.0)
Net market change and other	(1.6)	2.5	3.0	1.6	(1.8)	0.9	(0.1)	4.5
AUM at June 30, 2016	$195.7	$101.1	$135.0	$76.1	$165.3	$52.8	$6.1	$732.1
AUM increased $2.8 billion during the quarter ended June 30, 2017 due to $10.1 billion of net market change and other, partially offset by $7.3 billion of net outflows. Net market change and other consists of $12.0 billion of market appreciation and a $2.8 billion increase from foreign exchange revaluation, net of $4.7 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, primarily in equity products, and reflected positive returns in global equity markets as evidenced by increases of 3.1% and 4.2% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM, and was primarily due to weakening of the U.S. dollar against the Euro and Canadian dollar. The net outflows occurred most significantly in global/international equity products, including $2.8 billion from three institutional separate accounts. Long-term sales increased 31% to $29.8 billion, as compared to the prior-year period, primarily due to higher sales in global/international and multi-asset/balanced investment objectives. Long-term redemptions decreased 2% to $41.1 billion primarily due to lower redemptions of global/international fixed income products, partially offset by higher redemptions of equity and multi-asset/balanced products.
AUM decreased $10.5 billion or 1% during the quarter ended June 30, 2016 due to $15.0 billion of net outflows, partially offset by $4.5 billion of net market change and other. The net outflows, which occurred in all long-term investment objectives except tax-free fixed income, and primarily in global/international products, included $5.8 billion from three global/international fixed income funds with global macro strategies that had underperformed against their peer groups during the first nine months of fiscal year 2016, $3.0 billion from two institutional products and $1.9 billion from a global/international equity fund that had underperformed against its peer group. Net market change and other primarily consists of $10.9 billion of market appreciation partially offset by $5.3 billion of long-term distributions and a $1.0 billion decrease from foreign exchange revaluation. The market appreciation occurred primarily in U.S. products and reflected positive returns in the U.S. market, with increases in the S&P 500 Index of 2.5%, the Barclays U.S. Aggregate Index of 2.2% and the Barclays Municipal Bond 7 Year Index of 1.7%.The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Euro, Australian dollar and Pound Sterling, partially offset by weakening of the U.S. dollar against the Japanese yen.

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	19.3	11.6	12.8	5.8	26.3	9.0	—	84.8
Long-term redemptions	(37.4)	(19.8)	(19.5)	(9.4)	(35.3)	(10.9)	—	(132.3)
Long-term net exchanges	(0.1)	0.3	0.4	(0.5)	(0.4)	0.2	—	(0.1)
Long-term reinvested distributions	2.4	3.6	4.0	1.5	2.5	0.9	—	14.9
Net flows	(15.8)	(4.3)	(2.3)	(2.6)	(6.9)	(0.8)	—	(32.7)
Net market change and other	22.2	6.7	6.1	(2.7)	10.5	(0.5)	(0.1)	42.2
AUM at June 30, 2017	$206.8	$105.7	$141.2	$71.2	$159.8	$52.1	$6.0	$742.8

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2016	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	17.0	10.2	11.5	6.3	27.9	6.1	—	79.0
Long-term redemptions	(35.7)	(17.7)	(21.8)	(6.7)	(48.0)	(12.4)	—	(142.3)
Long-term net exchanges	(0.9)	0.6	(0.4)	0.7	(0.3)	(0.1)	—	(0.4)
Long-term reinvested distributions	3.5	5.0	4.7	1.5	3.3	1.0	—	19.0
Net flows	(16.1)	(1.9)	(6.0)	1.8	(17.1)	(5.4)	—	(44.7)
Net market change and other	(0.3)	2.2	2.7	2.6	(0.3)	(0.3)	(0.7)	5.9
AUM at June 30, 2016	$195.7	$101.1	$135.0	$76.1	$165.3	$52.8	$6.1	$732.1
AUM increased $9.5 billion or 1% during the nine months ended June 30, 2017 due to $42.2 billion of net market change and other, substantially offset by $32.7 billion of net outflows. Net market change and other primarily consists of $59.1 billion of market appreciation net of $17.7 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives except tax-free fixed income, primarily in equity, global/international fixed income and multi-asset/balanced products, and reflected positive returns in global equity markets as evidenced by increases of 13.5% and 13.2% in the S&P 500 Index and MSCI World Index, and strong performance of our global/international fixed income products despite a 3.0% decrease in the Bloomberg Barclays Global Aggregate Index. The net outflows, which occurred in all long-term investment objectives and most significantly in equity and global/international fixed income products, included $9.6 billion from three global/international fixed income funds with global macro strategies that had underperformed against their peer groups during most of fiscal year 2016, $4.5 billion from four institutional separate accounts, $2.9 billion from two sub-advised variable annuity clients due to shifts in their investment strategies and $1.2 billion from a global/international equity fund. Long-term sales increased 7% to $84.8 billion, as compared to the prior-year period, primarily due to higher sales in taxable U.S. fixed income and global/international equity products. Long-term redemptions decreased 7% to $132.3 billion primarily due to lower redemptions of global/international fixed income products.
AUM decreased $38.8 billion or 5% during the nine months ended June 30, 2016 due to $44.7 billion of net outflows, partially offset by $5.9 billion of net market change and other. The net outflows occurred in all long-term investment objectives except tax-free fixed income, and primarily in global/international and multi-asset/balanced products. The net outflows included $20.8 billion from four global/international fixed income funds with global macro strategies that had underperformed against their peer groups during the first nine months of fiscal year 2016, $4.7 billion redeemed by a sub-advised variable annuity client, $4.0 billion from three institutional products, $3.8 billion from a multi-asset/balanced fund that had underperformed against its peer group and $1.4 billion from a global/international equity fund that had also underperformed against its peer group. The outflows were partially offset by a $5.5 billion inflow for an institutional global macro mandate. Net market change and other primarily consists of $27.0 billion of market appreciation and a $2.0 billion increase from foreign exchange revaluation, substantially offset by $22.4 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives and reflected positive returns in global markets, with increases in the MSCI World Index of 6.7%, the S&P 500 Index of 11.2%, and the Bloomberg Barclays Global Aggregate Index of 8.0%. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Canadian dollar, Japanese yen and Australian dollar, partially offset by strengthening of the U.S. dollar against the Pound Sterling.

Average AUM by sales region was as follows:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2017	2016		2017	2016
United States	$499.6	$501.5	0%	$496.2	$508.9	(2%)
International
Europe, the Middle East and Africa	105.0	106.6	(2%)	102.9	110.4	(7%)
Asia-Pacific	88.4	82.3	7%	85.3	82.5	3%
Canada	31.2	31.2	0%	30.8	31.4	(2%)
Latin America[1]	17.9	18.2	(2%)	17.4	19.5	(11%)
Total international	242.5	238.3	2%	236.4	243.8	(3%)
Total	$742.1	$739.8	0%	$732.6	$752.7	(3%)
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The mix of average AUM in the United States sales region was 67% and 68% for the three and nine months ended June 30, 2017 and 68% for the same periods in the prior fiscal year.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 82% of AUM exceeding the benchmark and peer group median comparisons for all periods presented. Strong performance for these products during the nine months ended June 30, 2017 resulted in significant improvements from September 30, 2016 to the benchmark and peer group median comparisons for the one-year and three-year periods. The performance of our multi-asset/balanced products significantly exceeded the peer group medians for the one- and ten-year periods, but has lagged in the comparisons for the three- and five-year periods and to the benchmarks for the three-, five- and ten-year periods, reflecting the performance of a fund which represents approximately 70% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2017	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	86%	18%	32%	49%	85%	36%	59%	49%
United States	25%	35%	7%	30%	36%	51%	39%	70%
Total equity	64%	24%	23%	42%	67%	42%	51%	58%
Multi-Asset/Balanced	86%	9%	9%	8%	91%	4%	14%	95%
Fixed Income
Tax-free	3%	42%	39%	27%	24%	43%	40%	88%
Taxable
Global/international	94%	82%	84%	83%	99%	88%	90%	91%
United States	92%	10%	41%	41%	78%	26%	30%	36%
Total fixed income	68%	57%	63%	57%	71%	62%	63%	79%
__________________

[1]	AUM measured in the benchmark and peer group rankings represents 90% and 81% of our total AUM as of June 30, 2017.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 19, 2017 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Investment management fees	$1,097.0	$1,093.5	0%	$3,249.4	$3,375.4	(4%)
Sales and distribution fees	433.3	450.2	(4%)	1,283.8	1,365.6	(6%)
Shareholder servicing fees	56.7	61.5	(8%)	169.7	185.2	(8%)
Other	26.9	29.1	(8%)	72.4	80.0	(10%)
Total Operating Revenues	$1,613.9	$1,634.3	(1%)	$4,775.3	$5,006.2	(5%)
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
Investment management fees increased $3.5 million for the three months ended June 30, 2017 primarily due to an $8.8 million increase in performance fees. Average AUM and the effective fee rate were comparable to the same period in the prior fiscal year.

Investment management fees decreased $126.0 million for the nine months ended June 30, 2017 primarily due to a 3% decrease in average AUM and the impact of a lower effective fee rate, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the global/international fixed income investment objective, and across all sales regions except Asia-Pacific.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) was 59.1 basis points for both the three and nine months ended June 30, 2017, and 59.1 and 59.8 basis points for the same periods in the prior fiscal year. The rate decrease for the nine-month period was primarily due to higher weightings of AUM in lower fee products in the global/international fixed income investment objective in the Europe, Middle East and Africa and Asia-Pacific sales regions.
Performance-based investment management fees were $10.3 million and $34.2 million for the three and nine months ended June 30, 2017, and $1.5 million and $23.2 million for the same periods in the prior fiscal year. The increases were primarily due to performance fees earned from separately-managed accounts.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Asset-based fees	$334.7	$345.7	(3%)	$1,005.2	$1,062.8	(5%)
Sales-based fees	96.4	102.0	(5%)	271.8	295.7	(8%)
Contingent sales charges	2.2	2.5	(12%)	6.8	7.1	(4%)
Sales and Distribution Fees	$433.3	$450.2	(4%)	$1,283.8	$1,365.6	(6%)
Asset-based distribution fees decreased $11.0 million and $57.6 million for the three and nine months ended June 30, 2017 primarily due to decreases of $9.2 million and $48.8 million from 3% and 4% decreases in the related average AUM.
Sales-based fees decreased $5.6 million and $23.9 million for the three and nine months ended June 30, 2017 primarily due to decreases of $4.4 million and $14.6 million from lower effective fee rates and $1.7 million and $10.1 million from a lower mix of U.S. product commissionable sales. The lower effective fee rates primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. U.S. products typically generate higher sales fees than non-U.S. products, and equity products typically generate higher sales fees than fixed income products. Total commissionable sales increased 10% and 4%, as significant increases in non-U.S. product sales were largely offset by decreases in U.S. product sales.
Commissionable sales represented 12% and 11% of total sales for the three and nine months ended June 30, 2017, and 14% and 11% for the same periods in the prior year.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.

Shareholder Servicing Fees
We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge SIPs these fees based on the level of AUM. In the U.S., transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. Accordingly, the level of fees varies with the change in open accounts and the level of closed accounts that remain billable. Approximately 0.6 million and 1.2 million accounts closed in the U.S. during calendar years 2016 and 2015.
Other services include tax planning and preparation for individual and trust clients, for which fees are primarily account based, and trust services, for which fees are based on the level of AUM.
Shareholder servicing fees decreased $4.8 million and $15.5 million for the three and nine months ended June 30, 2017 primarily due to decreases of $4.1 million and $12.1 million from SIPs in the U.S. resulting from decreases in active accounts and $0.8 million and $3.4 million from SIPs in Europe resulting from lower levels of related AUM and decreases in active accounts.
Other
Other revenue decreased $2.2 million and $7.6 million for the three and nine months ended June 30, 2017 primarily due to lower interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2017	2016		2017	2016
Sales, distribution and marketing	$541.2	$553.4	(2%)	$1,596.0	$1,673.7	(5%)
Compensation and benefits	342.7	326.9	5%	997.6	1,043.7	(4%)
Information systems and technology	54.1	50.5	7%	159.8	151.3	6%
Occupancy	30.2	33.1	(9%)	88.3	96.8	(9%)
General, administrative and other	81.5	75.0	9%	227.0	254.4	(11%)
Total Operating Expenses	$1,049.7	$1,038.9	1%	$3,068.7	$3,219.9	(5%)
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2017	2016		2017	2016
Asset-based expenses	$432.9	$442.1	(2%)	$1,294.3	$1,354.5	(4%)
Sales-based expenses	89.8	90.4	(1%)	248.8	261.4	(5%)
Amortization of deferred sales commissions	18.5	20.9	(11%)	52.9	57.8	(8%)
Sales, Distribution and Marketing	$541.2	$553.4	(2%)	$1,596.0	$1,673.7	(5%)

Asset-based expenses decreased $9.2 million and $60.2 million for the three and nine months ended June 30, 2017 primarily due to decreases of $8.9 million and $58.5 million from 2% and 3% decreases in the related average AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $0.6 million and $12.6 million for the three and nine months ended June 30, 2017 primarily due to decreases of $1.7 million and $9.4 million from lower average commission rates mainly resulting from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. U.S. products typically generate higher sales commissions than non-U.S. products and equity products typically generate higher sales commissions than fixed income products. The decrease for the nine-month period also included $4.3 million from a lower mix of U.S. product commissionable sales. Total commissionable sales increased 10% and 4% for the three and nine months ended June 30, 2017, as significant increases in non-U.S. product sales were largely offset by decreases in U.S. product sales.
Amortization of deferred sales commissions decreased $2.4 million and $4.9 million for the three and nine months ended June 30, 2017 primarily due to decreases from lower sales of U.S. shares sold without a front-end sales charge to investors, partially offset by $2.6 million and $7.7 million adjustments recognized in fiscal year 2016 related to prior-year amortization expense.
Compensation and Benefits
Compensation and benefit expenses increased $15.8 million and decreased $46.1 million for the three and nine months ended June 30, 2017. The increase for the three-month period was primarily due to a $16.1 million increase in variable compensation, and the decrease for the nine-month period was due to a $67.1 million decrease in salaries, wages and benefits, partially offset by a $21.0 million increase in variable compensation. The increases in variable compensation were primarily due to increases of $6.8 million and $12.7 million from higher market valuations of mutual fund awards and $3.9 million and $9.1 million in bonus expense based on higher expectations of our annual performance, partially offset by decreases of $2.0 million and $8.9 million in amortization of stock and stock unit awards. Salaries, wages and benefits were comparable for the three-month period but decreased for the nine-month period primarily due to decreases of $4.7 million and $53.6 million in termination benefits, offset by increases of $4.7 million and $13.7 million for annual merit salary adjustments that were effective December 1, 2016 and 2015. The decrease for the nine-month period also included a $22.0 million decrease from lower average staffing levels.
Variable compensation as a percentage of compensation and benefits was 37% and 36% for the three and nine months ended June 30, 2017, and 33% and 32% for the same periods in the prior fiscal year. At June 30, 2017, our global workforce had increased to approximately 9,400 employees from approximately 9,100 at June 30, 2016.
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
Information Systems and Technology
Information systems and technology expenses increased $3.6 million and $8.5 million for the three and nine months ended June 30, 2017 primarily due to higher external data service and software costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net carrying value at beginning of period	$96.4	$86.5	$88.1	$89.8
Additions, net of disposals	14.1	10.7	49.0	30.8
Amortization	(12.7)	(12.5)	(39.3)	(35.9)
Net Carrying Value at End of Period	$97.8	$84.7	$97.8	$84.7

Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $2.9 million and $8.5 million for the three and nine months ended June 30, 2017 primarily due to lower rent expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion costs, professional fees, corporate travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $6.5 million for the three months ended June 30, 2017 primarily due to higher consolidated SIPs, advertising and promotion, corporate travel and entertainment and non-executive directors’ compensation expenses, substantially offset by lower contingent consideration expense. Consolidated SIPs expenses increased $4.1 million. Advertising and promotion expenses increased $2.7 million and corporate travel expenses increased $1.8 million due to higher activity levels. Non-executive directors’ compensation increased $1.8 million primarily due to the impact of an increase in our stock price on the deferred portion, as compared to a decrease in the prior year. The increases were substantially offset by a $6.8 million decrease in contingent consideration expense, primarily due to a decline in certain acquisition-related AUM.
General, administrative and other operating expenses decreased $27.4 million for the nine months ended June 30, 2017 primarily due to lower expenses related to intangible assets and contingent consideration. Definite-lived intangible asset impairment decreased $23.6 million and amortization expense decreased $6.3 million, both mainly resulting from a prior-year impairment related to the K2 Advisors Holdings, LLC (“K2”) acquisition. Contingent consideration expense decreased $11.4 million primarily due to a decline in certain acquisition-related AUM and revised estimates of K2’s future revenues and profits. The decreases were partially offset by increases of $4.9 million in consolidated SIPs expenses, $3.5 million in both advertising and promotion and corporate travel expenses and $2.7 million in non-executive directors’ compensation.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2017	2016		2017	2016
Investment and other income, net	$92.2	$65.8	40%	$222.9	$113.7	96%
Interest expense	(12.9)	(12.3)	5%	(38.8)	(36.5)	6%
Other Income, Net	$79.3	$53.5	48%	$184.1	$77.2	138%
Investment and other income, net consists primarily of income from equity method investees, gains (losses) on investments of consolidated SIPs and trading investment securities, interest and dividend income, and foreign currency exchange gains (losses).

Other income, net increased $25.8 million and $106.9 million for the three and nine months ended June 30, 2017, primarily due to higher market valuations on investments held by consolidated SIPs, income from equity method investees and interest income, partially offset by lower net gains on trading investment securities. Investments held by consolidated SIPs generated net gains of $59.8 million and $52.6 million, as compared to net losses of $0.6 million and $12.7 million in the prior year. Income from equity method investees increased $6.5 million and $68.8 million; the income for the nine-month period was primarily due to higher gains on investments in a global equity fund and a global macro hedge fund SIP. Interest income increased $8.0 million and $26.9 million primarily due to higher levels of interest rates and debt securities. The increases were partially offset by decreases of $34.3 million and $38.3 million in net gains on trading investment securities primarily due to lower gains from SIPs held for investment purposes and corporate debt securities. The increase for the three-month period was also partially offset by $19.2 million of net foreign currency exchange losses, as compared to net gains of $10.4 million in the prior year, primarily from the impact of weakening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe. The increase for the nine-month period was also partially offset by a $22.9 million decrease in net realized gains on sale of available-for-sale securities.
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
The consolidated cash, cash equivalents and investments portfolio by investment objective at June 30, 2017, including assets of consolidated SIPs, was as follows:

(in millions)	Total Portfolio	Percent of Total	Trading Securities Included in Total Portfolio	Percent of Total	Assets of Consolidated SIPs Included in Total Portfolio	Percent of Total
Cash and Cash Equivalents	$8,786.2	65%	$—	0%	$221.4	6%
Investment Securities
Equity
Global/international	425.9	3%	6.9	2%	403.1	11%
United States	5.4	0%	0.4	0%	3.1	0%
Total equity	431.3	3%	7.3	2%	406.2	11%
Multi-Asset/Balanced	295.3	2%	42.5	11%	241.3	7%
Fixed Income
Taxable
Global/international	1,941.1	14%	285.6	76%	1,629.9	45%
United States	1,161.9	9%	42.4	11%	1,095.6	31%
Total fixed income	3,103.0	23%	328.0	87%	2,725.5	76%
Total investment securities	3,829.6	28%	377.8	100%	3,373.0	94%
Other Investments	999.1	7%	—	0%	—	0%
Total Cash and Cash Equivalents and Investments	$13,614.9	100%	$377.8	100%	$3,594.4	100%
Investments of consolidated SIPs are generally assigned a classification in the table above based on the investment objective of the consolidated entity holding the securities. Other investments include $777.1 million of investments in equity method investees that hold securities that are subject to market valuation risks and primarily have a global/international equity investment objective.
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

Our effective income tax rate was 28.6% and 30.5% for the three and nine months ended June 30, 2017, as compared to 28.9% and 31.1% for the same periods in the prior fiscal year. The rate decreases were primarily due to a higher forecasted mix of earnings in lower tax jurisdictions and higher net income attributable to noncontrolling interests.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2017	2016
Cash Flow Data
Operating cash flows	$958.3	$1,165.4
Investing cash flows	64.9	92.0
Financing cash flows	(730.8)	(1,375.7)
Net cash provided by operating activities decreased during the nine months ended June 30, 2017 primarily due to a larger net increase in trading securities of consolidated SIPs, partially offset by a net decrease in trading securities, as compared to a net increase in the prior year. Net cash provided by investing activities decreased primarily due to net purchases of investments, as compared to net liquidations in the prior year, and the adoption of new accounting guidance, substantially offset by higher net liquidations of other investments by consolidated SIPs and net consolidations of SIPs, as compared to net deconsolidations in the prior year. Net cash used in financing activities decreased primarily due to net subscriptions in consolidated SIPs by noncontrolling interests, as compared to net redemptions in the prior year, and lower repurchases of common stock, partially offset by higher payments on debt by consolidated SIPs and prior-year proceeds from a loan.
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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$8,564.8	$8,247.1
Receivables	754.4	746.4
Investments	2,066.7	1,896.7
Total Liquid Assets	$11,385.9	$10,890.2
Liability
Debt	$1,374.7	$1,401.2
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
Cash and cash equivalents at June 30, 2017 increased from September 30, 2016 primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities. The percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were 27% and 73% at June 30, 2017, and 28% and 72% at September 30, 2016.

We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At June 30, 2017, our U.S. and non-U.S. subsidiaries held $828.4 million and $2,635.2 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our SIPs, as compared to $874.6 million and $2,220.8 million held at September 30, 2016. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $4.1 million and $201.8 million at June 30, 2017 and $4.7 million and $345.7 million at September 30, 2016.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2017, $1,343.8 million of the notes were outstanding with an aggregate face value of $1,350.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 1.375% per annum which mature in September 2017, $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% with a one-year term to purchase certain securities from SIPs domiciled in India. Interest on the loan is payable monthly, and the loan may be prepaid without penalty. To secure the loan, we concurrently entered into a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement requires that the borrowing entity, a subsidiary located in India, maintain a specified minimum level of capital. In February 2017, we prepaid 1.5 billion Indian Rupees ($22.5 million) of the loan and the time deposit collateral was reduced to $37.4 million. The loan agreement was amended for the remaining balance of 2.0 billion Indian Rupees ($30.0 million) at a fixed interest rate of 9.15% with a maturity in March 2018. The loan had a carrying value of $30.9 million at June 30, 2017.
We were in compliance with all debt covenants at June 30, 2017.
At June 30, 2017, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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

We declare dividends on a quarterly basis. We declared regular cash dividends of $0.60 per share ($0.20 per share per quarter) during the nine months ended June 30, 2017, and $0.54 per share ($0.18 per share per quarter) during the nine months ended June 30, 2016. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2017, we repurchased 4.1 million and 15.2 million shares of our common stock at a cost of $174.6 million and $603.1 million. At June 30, 2017, 35.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. During the three and nine months ended June 30, 2016, we repurchased 9.3 million and 29.4 million shares of our common stock at a cost of $326.7 million and $1,068.1 million.
We invested $71.6 million, net of redemptions, in our SIPs during the nine months ended June 30, 2017, and redeemed $332.6 million, net of investments, from our SIPs in the prior-year period.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our SIPs during the nine months ended June 30, 2017. During the nine months ended June 30, 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs. None of the purchases occurred during the three months ended June 30, 2016.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2017, there were no material changes in our contractual obligations, commitments and contingent liabilities as reported in our Form 10-K for fiscal year 2016.
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
We adopted new accounting guidance on October 1, 2016 that modifies the consolidation framework for certain investment entities and all limited partnerships. As a result of the modifications, certain SIPs changed from VOEs to VIEs and became subject to a lower threshold for consolidation. Additionally, there is now a single model to determine whether we are the primary beneficiary of a VIE. We are the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of AUM, investment management fee rates, the life of the investment product and the discount rate.
As of June 30, 2017, we were the primary beneficiary of 39 SIP VIEs.

Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2017, Level 3 assets represented 13% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 87% of total liabilities measured at fair value. There were insignificant transfers out of Level 3 and no transfers into Level 3 during the nine months ended June 30, 2017.
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
We test definite-lived intangible assets for impairment quarterly and recognized impairment of $0.8 million and $4.6 million during the three and nine months ended June 30, 2017. The undiscounted future cash flow projection for the most significant asset, which was $10.3 million, or 84% of total definite-lived intangible assets, exceeded its carrying value by 15% as of June 30, 2017. We estimated the future undiscounted cash flows for this asset using AUM growth rates ranging from (5.0%) to (4.3%).
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by SIPs and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of June 30, 2017, our total AUM by fair value hierarchy level was 53% Level 1, 46% Level 2 and 1% Level 3.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the SIPs managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. The funds we manage may be subject to liquidity risks or an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. We have in the past, and may in the future, at our discretion, provide financial support to funds we manage to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular investment products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and multi-asset/balanced products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity and certain multi-asset/balanced products than from fixed income products we manage. Further, increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations, policies and legal interpretations. There is uncertainty associated with the regulatory environments in which we operate. As described below, our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations in the countries in which we operate. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs, and escheatment laws and regulations.
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury. Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the SEC, the CFTC and the DOJ (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury's Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions, including the European Union (“EU”), where our investment management services and products are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Further, certain federal and state anti-takeover or business combination laws may impose various disclosure and procedural requirements on the ability of a person to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.
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
Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. Political and electoral changes, developments and conflicts may also introduce additional uncertainty. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws, rules, regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses or charters, any of which could adversely affect our reputation, prospects, revenues and income. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation and adversely affect our business.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Certain aspects of the rule became applicable on June 9, 2017, while other aspects of the rule will not become applicable until January 1, 2018. In addition, the U.K., the Netherlands, Sweden and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2017, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2016.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2017.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	1,218,423	$41.57	1,218,423	38,398,696
May 2017	1,675,300	42.25	1,675,300	36,723,396
June 2017	1,213,102	43.84	1,213,102	35,510,294
Total	4,106,825		4,106,825
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016, we announced that our Board of Directors authorized the repurchase of up to 50.0 million additional shares of our common stock under the stock repurchase program. At June 30, 2017, 35.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Form 10-Q are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	July 28, 2017	By:	/S/ KENNETH A. LEWIS
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

10.1	Registrant’s 2002 Universal Stock Incentive Plan (as amended and restated effective June 14, 2017) (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Compensatory Plan