Form 10-K
period 2017-09-30
FRANKLIN RESOURCES INC
filed 2017-11-13
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2017 (the last business day of registrant’s second quarter of fiscal year 2017), was $14.2 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2017: 553,908,023.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2017, are incorporated by reference into Part III of this report.

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
OVERVIEW
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), operates as Franklin Templeton Investments®. We are a global investment management organization that provides investment management and related services to retail, institutional and high net-worth clients in jurisdictions worldwide. We are dedicated to providing better outcomes for investors. We offer clients the combined experience of our investment professionals with expertise across asset classes and a sharp focus on managing risk. This approach has helped investors navigate global markets for over 70 years. We believe in the value of active investment management, as well as in building on our strengths to pursue alternative strategies to meet the evolving needs of our clients. We are committed to delivering strong investment performance for our clients by drawing on the experience and perspective gained through our long history in the investment management business. The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor’s 500 Index. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We offer our investment products and services under our Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares® brand names. Unless otherwise indicated, our “funds” means the investment funds offered under our brand names.
As of September 30, 2017, we had $753.2 billion in assets under management (“AUM”). Our products include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). Our investment funds include U.S.-registered funds (“U.S. Funds”), non-U.S.-registered funds (“Non-U.S. Funds”), and unregistered funds. In addition to investment management, our product services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. We offer a broad product mix under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions that meet a variety of investment goals and needs for different investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
In 2016, we introduced our Franklin LibertyShares platform of strategic beta and actively managed exchange-traded funds (“ETFs”), which we further expanded in 2017, including the recent addition of lower fee passive ETFs. Our ETF platform generally seeks to provide investors with additional investment options.

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
COMPANY HISTORY AND ACQUISITIONS
The Company and its predecessors have been engaged in the investment management and related services business since 1947. Franklin was incorporated in Delaware in November 1969 and originated our mutual fund business with the Franklin family of funds. The Franklin funds are known for U.S. taxable and tax-free fixed income funds, multi-asset/balanced funds, and growth- and value-oriented equity funds. We have expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.
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
In November 2012, we acquired approximately 69% of the equity of K2 Advisors Holdings LLC (“K2”), a hedge funds solutions provider, and agreed to acquire K2’s remaining equity interests over a multi-year period beginning in 2017. As of September 30, 2017, we owned approximately 83% of K2’s equity.
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
Our business is conducted through our subsidiaries, including those registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Luxembourg, Malaysia, Mexico, Singapore, South Korea, The Bahamas, the United Arab Emirates, the U.K., and certain other subsidiaries.
AUM by Investment Objective
We offer a broad product mix under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions. Our fees for providing investment management services are generally based on a percentage of the market value of AUM in the accounts that we advise, the investment objectives of the accounts and the types of services that we provide for the accounts. As of September 30, 2017, AUM by investment objective on a worldwide basis was as follows:

Investment Objective	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$317.0	42%
Multi-Asset/Balanced
Asset allocation, balanced, flexible, alternative and income-mixed funds	143.3	19%
Fixed Income
Global/international, U.S. tax-free and U.S. taxable	286.6	38%
Cash Management
Short-term liquid assets	6.3	1%
Total	$753.2	100%

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
Our services also include management of our ETFs in the U.S., Canada and the European Union (“EU”). ETFs trade like stocks, fluctuate in market value and may trade at prices above or below the ETF’s net asset value.
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
K2, a hedge funds solutions provider, offers and supports alternative investments and multi-asset solutions platforms for institutional and other qualified investors. K2 provides risk management, manager selection and asset allocation capabilities in various global jurisdictions. Products offered include discretionary and non-discretionary custom-tailored investment programs, commingled funds of hedge funds and hedge fund investment advisory services. By active allocation to selected third-party sub-advisers, K2 also provides access to multiple non-traditional and alternative strategies as an adviser to a number of our funds.
Darby is primarily engaged in sponsoring and managing funds that invest in private equity, private debt and infrastructure investment transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Investment in these funds is limited to institutional and high net-worth individual investors through private placements.
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
4.    High Net-Worth Investment Management, Trust and Custody
Through our subsidiary Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through Fiduciary Trust Company of Canada (“FTCC”), we provide services and offer SIPs to high net-worth individuals and families and institutional clients in Canada. Fiduciary Trust offers investment management and advisory services across different investment styles and asset classes. The majority of Fiduciary Trust’s client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Through our various trust company subsidiaries, including Fiduciary Trust, we may also provide trust, custody and related services, including administration, performance measurement, estate planning and tax planning.
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
The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of our fund shares to qualifying broker-dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Such intermediaries may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. FTDI may also make payments to certain broker-dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2017, approximately 1,200 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 2,900 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S.
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
2.    Types of SIPs
As of September 30, 2017, our total AUM was $753.2 billion and the types of SIPs we offered were as follows:

•
U.S. Funds - Our U.S. Funds (including open-end and closed-end funds and our insurance products trust) accounted for $421.4 billion of AUM. Our five largest U.S. Funds and their AUM were: FCF-Franklin Income Fund ($83.4 billion), TIT-Templeton Global Bond Fund ($39.9 billion), FMSF-Franklin Mutual Global Discovery Fund ($22.3 billion), FMT-Franklin Rising Dividends Fund ($18.6 billion) and Franklin California Tax-Free Fixed Income Fund ($15.8 billion). These five funds represented, in the aggregate, 24% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of investment funds principally domiciled in Luxembourg and registered for sale to non-U.S. investors in 41 countries, accounted for $118.7 billion of AUM. Our five largest cross-border funds and their AUM were: FTIF-Templeton Global Total Return Fund ($21.1 billion), FTIF-Templeton Global Bond Fund ($18.2 billion), FTIF-Templeton Growth (Euro) Fund ($8.9 billion), FTIF-Templeton Emerging Markets Bond Fund ($8.2 billion) and FTIF-Templeton Asian Growth Fund ($5.0 billion). These five funds represented, in the aggregate, 8% of total AUM.

•	Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $47.6 billion of AUM.

•	Other Managed Accounts, Alternative Investment Products and Trusts - Our other managed accounts, alternative investment products and trusts accounted for $165.5 billion of AUM.

3.    AUM by Investment Objective and Types of SIPs
The following table shows our AUM by investment objective and types of SIPs as of September 30, 2017:

(in billions) Investment Objective	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	$1.0	$11.9	$8.0	$17.0	$37.9
Canada	—	—	4.4	6.1	10.5
Europe, the Middle East and Africa	2.6	4.5	6.1	0.2	13.4
U.S.	93.0	8.6	1.6	4.0	107.2
Emerging markets [1]	3.7	5.4	3.6	4.6	17.3
Global/international [2]	64.7	13.5	4.5	48.0	130.7
Total equity	165.0	43.9	28.2	79.9	317.0
Multi-Asset/Balanced
Asia-Pacific	—	—	0.6	3.9	4.5
Canada	—	—	0.7	0.8	1.5
Europe, the Middle East and Africa	—	2.8	—	0.3	3.1
U.S.	98.9	2.2	0.2	22.2	123.5
Global/international [2]	3.1	4.5	1.2	1.9	10.7
Total multi-asset/balanced	102.0	9.5	2.7	29.1	143.3
Fixed Income
Asia-Pacific	—	0.7	6.2	0.4	7.3
Canada	—	—	2.9	2.2	5.1
Europe, the Middle East and Africa	—	2.0	0.2	1.1	3.3
U.S. tax-free	66.6	—	0.1	4.3	71.0
U.S. taxable	31.0	9.9	3.2	6.5	50.6
Emerging markets [1]	1.2	9.6	0.2	11.8	22.8
Global/international [2]	50.3	42.7	3.3	30.2	126.5
Total fixed income	149.1	64.9	16.1	56.5	286.6
Cash Management	5.3	0.4	0.6	—	6.3
Total	$421.4	$118.7	$47.6	$165.5	$753.2
 __________________

[1]	Emerging markets include developing countries worldwide.

[2]	Global/international includes entities doing business either worldwide or only outside of the U.S.
FINANCIAL INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS
Certain financial information about the Company’s business segment and geographic areas is contained in Note 15 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K, which is incorporated herein by reference.
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
As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury, and to various securities, compliance, corporate governance, disclosure, privacy, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally. Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the SEC, the CFTC and the DOJ (for example with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions where our investment management services and products are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
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
In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Certain aspects of the rule became applicable in June 2017, while other aspects of the rule are not expected to become applicable until January 1, 2018, subject to any further regulatory update.
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
The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as further implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. These and other requirements, such as the posting of collateral for uncleared swaps, are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC have removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered investment funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain U.S. Funds to adopt liquidity management programs. (Full compliance with the latter is required by December 1, 2018.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
In Luxembourg, the Commission de Surveillance du Secteur Financier (“CSSF”) currently regulates our substantial activities in Luxembourg, including our subsidiary Franklin Templeton International Services S.à r.l. (“FTIS Lux”). FTIS Lux is licensed as a management company for both the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) and alternative investment funds (“AIFs”) and, as such, it manages our Luxembourg-domiciled UCITS and our EU-domiciled AIFs. In July 2017, FTIS Lux upgraded its license to cover certain MiFID (as defined below) investment services, such as discretionary portfolio management, investment advice and reception and transmission of orders in relation to financial instruments. The CSSF’s rules include capital resource, governance and risk management requirements, conduct of business rules, remuneration rules and oversight of systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against FTIS Lux.
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
One of the most significant developments in MiFID II is the ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which will result in a major change in the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers will also be affected as narrower rules around the requirement that any commission reflects an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II.
The European Market Infrastructure Regulation which sets out the rules in relation to central clearing of specified derivatives came into effect in 2016 for large derivatives users (including some of our clients). For the smallest counterparties, implementation has been delayed until June 2019. Mutual recognition of central counterparties has been achieved between the EU regulatory authorities and other important jurisdictions including the U.S. In addition, rules relating to margin requirements for uncleared over-the-counter derivatives were due to come into effect in March 2017 but, after considering feedback on market readiness, regulators generally delayed their effectiveness until September 2017 in most cases. Future regulatory policy reviews will decide whether these rules are extended to other types of derivative instruments, which could increase operational costs for our business and transactional costs for our clients.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) came into effect in July 2014 and regulates managers of, and service providers to, AIFs that are domiciled and offered in the EU and that are not authorized as retail funds under UCITS. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. The introduction of a third-country passport to non-EU AIFs/AIF managers was due to be implemented in 2018 but has been delayed until further positive advice is delivered to the European Commission on a sufficient number of non-EU countries to better evaluate the impact, including the proposed withdrawal of the U.K. from the EU (“Brexit”) on the U.K. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The EU’s Market Abuse Regulation (“MAR”) came into effect in July 2016 with a primary aim to increase market integrity and investor protection, enhancing the attractiveness of securities markets for raising capital. Under MAR, EU market abuse rules become extra-territorial as long as the instrument has a listing on an EEA regulated market.
Effective January 1, 2018, the EU regulation on packaged retail investment and insurance products (“PRIIPs”) imposes new pre-contractual disclosure requirements under the form of a Key Information Document (“KID”) for the benefit of retail investors when they are considering the purchase of packaged retail investment products or insurance based products. It requires PRIIP manufacturers to draw up a KID which can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period of five years from enactment during which they will be exempt from its terms.
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
Further, pursuant to ongoing efforts to encourage global tax compliance, the Organization for Economic Co-operation and Development has adopted a global common reporting standard for the automatic exchange of financial information among participating countries (“CRS”), aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new CRS rules. CRS will be implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements. CRS may subject us to additional reporting, compliance and administrative costs and burdens in jurisdictions where we operate as a qualifying financial institution.
Although Brexit negotiations between the U.K. and EU began in June 2017, it is still unclear what terms may be agreed to for the final outcome and for any transitional period. While we are monitoring the consequences very closely for our clients from an investment perspective, we believe that Brexit will not have a major impact on the way our firm operates in the U.K. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. customers. Furthermore, we have other regulated subsidiaries across continental Europe such that, in the event of a future restriction on cross-border trade in financial products and services between the U.K. and the new EU, it would be likely to have a limited effect on our business. Moreover, our cross-border UCITS SICAV investment fund range, which is the most widely-distributed such range in the world, is based in Luxembourg. We have a separate, U.K.-domiciled fund range that is, and will continue to be, distributed only in the U.K.
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
COMPETITION
The financial services industry is a highly competitive global industry. According to data sourced from the Investment Company Institute as of June 30, 2017, there were approximately 11,300 registered open-end funds whose shares were offered to the public in the U.S. and approximately 111,700 registered open-end funds whose shares were offered to the public outside the U.S., in each case including mutual funds, ETFs and funds of funds.
We face strong competition from numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions, which offer a wide range of financial and investment management products and services to the same institutional accounts, separate accounts, retail investors and high net-worth clients that we are seeking to attract. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged.
We offer a broad product mix that meets a variety of investment goals and needs for different investors, and we may periodically introduce new products to provide investors with additional investment options. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the U.S. We believe that our equity and fixed income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high net-worth and institutional clients. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary drivers of competition in the financial services industry.
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
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton Investments® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
EMPLOYEES
As of September 30, 2017, we employed approximately 9,400 employees and operated offices in over 30 countries. We consider our relations with our employees to be satisfactory.
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
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets may from time to time experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our assets under management (“AUM”), revenues and income, and future declines may further negatively impact our financial results. Such declines have had and may in the future have an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature of the SIPs managed. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. The funds we manage may be subject to liquidity risks or an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. We have in the past, and may in the future, at our discretion, provide financial support to funds we manage to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular investment products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and multi-asset/balanced products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from equity and certain multi-asset/balanced products than from fixed income products we manage. Further, changing market conditions and investor preferences also may cause a shift in our asset mix towards lower fee exchange traded funds. Increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
We are subject to extensive, complex, overlapping and frequently changing rules, regulations, policies, and legal interpretations. There is uncertainty associated with the regulatory environments in which we operate. As described below, our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations in the countries in which we operate. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs, and escheatment laws and regulations.
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury. Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the SEC, the CFTC and the DOJ (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions, including the European Union (“EU”), where our investment management services and products are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Further, certain federal and state anti-takeover or business combination laws may impose various disclosure and procedural requirements on the ability of a person to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.
Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, the CFTC and/or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) or authorized by various European and other non-U.S. regulators pursuant to the EU's Undertakings for Collective Investment in Transferable Securities (“UCITS”) Directive or under other non-U.S. laws in Europe, the Middle East and Africa, Asia-Pacific, Canada and Latin America. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. Our subsidiaries must also comply with complex tax regimes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-

based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Full compliance with the latter is required by December 1, 2018.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Although negotiations between the U.K. and EU regarding the U.K.’s proposed withdrawal from the EU (“Brexit”) began in June 2017, it is still unclear what terms may be agreed to in the final outcome and for any transitional period. Ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. For example, MiFID II requires the “unbundling” of research and execution charges for trading. The final rules in this area, and the industry’s response to them, are still evolving and could lead to increased research costs. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
Further, pursuant to ongoing efforts to encourage global tax compliance, the Organization for Economic Co-operation and Development has adopted a global common reporting standard for the automatic exchange of financial information among participating countries (“CRS”), aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new CRS rules. CRS will be implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements. CRS may subject us to additional reporting, compliance and administrative costs and burdens in jurisdictions where we operate as a qualifying financial institution.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology to, among other things, support our business continuity and operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the products we manage. Any disruptions, inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to effectively secure information through system security technology, the technology systems we use are vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information) or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system disruptions, failures or breaches of the technology systems we use, and the costs necessary to address them, could result in: material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Also, our third-party applications may include confidential and proprietary data provided by vendors and by us. We may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data, for losses related to the data, or if data we provide is deemed to infringe upon the rights of others. In addition, the failure to properly manage and operate the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and our competitors may from time to time implement more advanced technology platforms for their products and services, including digital advisors and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to our SIPs. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to effectively process and monitor a large number of transactions, many of which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our employees who may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, or otherwise damage our reputation. In addition, any misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our SIPs. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
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
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our investment products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of exchange-traded funds, to the extent that there is a trend among existing or potential clients in favor of lower fee index and other exchange-traded funds, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers, whom we rely upon to distribute and sell certain of our funds and other investment products, may also sell their own proprietary funds and investment products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our SIPs, offering a mix of SIPs that meets investor demand and our ability to maintain our investment management fees and pricing structure at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Certain aspects of the rule became applicable in June 2017, while other aspects of the rule are not expected to become applicable until January 1, 2018, subject to any further regulatory update. In addition, the U.K., the Netherlands and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could in the future moderate revenues from managing investment products internationally, or could affect relative investment performance of certain of our SIPs invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past and could in the future have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
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
Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our operating expenses in response to market conditions or regulations; variations in the level of total compensation expense due to, among other things, bonuses, merit increases and severance costs, changes in our employee count and mix, and competitive factors; and/or changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. While our operational size, the diversity of locations from which we operate, and our various back-up systems provide us with an advantage should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters; political, economic or infrastructure instabilities; information, technology or security limitations or breaches; or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, Massachusetts, New Jersey, New York, Utah and Washington, D.C., and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, the People’s Republic of China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2017, we leased and occupied approximately 1,128,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 22,000 square feet of excess leased space.
In addition, we own buildings in San Mateo, Rancho Cordova and Stockton, California; St. Petersburg and Ft. Lauderdale, Florida; Hyderabad, India; and Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,118,000 square feet of space. We have leased to third parties approximately 488,000 square feet of excess owned space.

Item 3.	Legal Proceedings.
The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 13, 2017. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Gregory E. Johnson
Age 56
Chairman of the Board of Franklin since June 2013 and Chief Executive Officer of Franklin since January 2004; formerly, President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; director or trustee of 44 registered investment companies managed or advised by subsidiaries of Franklin.
Jennifer M. Johnson
Age 53
President of Franklin since December 2016 and Chief Operating Officer since February 2017; formerly, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; director or trustee of certain registered investment companies managed or advised by subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 77
Vice Chairman of Franklin since December 1999 and director of Franklin since 1969; officer and/or director of certain subsidiaries of Franklin; director or trustee of 40 registered investment companies managed or advised by subsidiaries of Franklin.
Kenneth A. Lewis
Age 56
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
Age 57
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

Alok Sethi
Age 56
Officer of various operations and technology subsidiaries of Franklin for more than the past five years, including as Senior Vice President of subsidiaries Franklin Advisers, Inc., Franklin Institutional, LLC and Templeton Investment Counsel, LLC since July 2014, and as Vice President of subsidiary Franklin Templeton Companies, LLC since June 2010.
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
Our common stock is traded on the NYSE under the ticker symbol “BEN.” On September 29, 2017 (the last trading day of our fiscal year), the closing price of our common stock on the NYSE was $44.51 per share. At October 31, 2017, there were 3,068 stockholders of record of our common stock.
The following table sets forth the high and low sales prices for our common stock on the NYSE for each quarterly period of the two most recently completed fiscal years:

Quarter	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
October-December	$42.18	$33.02	$42.23	$34.62
January-March	$44.35	$39.38	$39.94	$31.00
April-June	$45.60	$40.48	$41.24	$30.56
July-September	$47.65	$40.95	$36.99	$31.59
We declared regular cash dividends of $0.80 per share ($0.20 per share per quarter) during the fiscal year ended September 30, 2017 (“fiscal year 2017”) and $0.72 per share ($0.18 per share per quarter) during the fiscal year ended September 30, 2016 (“fiscal year 2016”). We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2017.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	510,690	$45.75	510,690	34,999,604
August 2017	1,970,328	$43.15	1,970,328	33,029,276
September 2017	1,405,795	$42.67	1,405,795	31,623,481
Total	3,886,813		3,886,813

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016, we announced that our Board of Directors authorized the repurchase of up to 50.0 million additional shares of our common stock under the stock repurchase program. At September 30, 2017, 31.6 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during fiscal years 2017 and 2016.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2017	2016	2015	2014	2013
Summary of Operations (in millions)
Operating revenues	$6,392.2	$6,618.0	$7,948.7	$8,491.4	$7,985.0
Operating income	2,264.3	2,365.7	3,027.6	3,221.2	2,921.3
Operating margin	35.4%	35.7%	38.1%	37.9%	36.6%
Net income attributable to Franklin Resources, Inc.	1,696.7	1,726.7	2,035.3	2,384.3	2,150.2
Financial Data (in millions)
Total assets	$17,534.0	$16,098.8	$16,335.7	$16,357.1	$15,390.3
Debt	1,044.2	1,401.2	1,348.0	1,198.2	1,197.7
Debt of consolidated sponsored investment products	53.4	682.2	807.3	950.8	1,097.4
Franklin Resources, Inc. stockholders’ equity	12,620.0	11,935.8	11,841.0	11,584.1	10,073.1
Operating cash flows	1,135.4	1,727.7	2,252.0	2,138.0	2,035.7
Investing cash flows	52.0	192.2	248.9	390.6	232.9
Financing cash flows	(956.0)	(1,800.7)	(1,612.2)	(1,195.3)	(2,018.1)
Assets Under Management (in billions)
Ending	$753.2	$733.3	$770.9	$898.0	$844.7
Average [1]	736.9	749.3	869.5	887.9	808.2
Per Common Share
Earnings
Basic	$3.01	$2.94	$3.29	$3.79	$3.37
Diluted	3.01	2.94	3.29	3.79	3.37
Cash dividends declared	0.80	0.72	1.10	0.48	1.39
Book value	22.74	20.93	19.62	18.60	15.97
Employee Headcount	9,386	9,059	9,489	9,266	9,002
______________

[1]	Represents simple monthly average AUM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products” or “SIPs”). In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. Our SIPs and investment management and related services are distributed or marketed to investors globally under nine distinct brand names: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares®. We offer a broad range of SIPs under equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During the fiscal year ended September 30, 2017 (“fiscal year 2017”), the global equity financial markets provided positive returns, reflecting, among other things, generally positive global economic data tempered by political uncertainty, as the S&P 500 Index and the MSCI World Index increased 18.6% and 18.8%. The global bond markets were negatively impacted by rising interest rates and concerns of higher inflation but showed signs of stabilization over the second half of the fiscal year, and the Bloomberg Barclays Global Aggregate Index decreased 1.3% for the fiscal year.
Our total AUM was $753.2 billion at September 30, 2017, 3% higher than at September 30, 2016 due to $58.5 billion of net market change and other, partially offset by $38.6 billion of net outflows. Simple monthly average AUM (“average AUM”) decreased 2% during fiscal year 2017. The decline in average AUM negatively affected our fee revenues and operating income for the fiscal year.
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

RESULTS OF OPERATIONS

(in millions, except per share data)				2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
Operating revenues	$6,392.2	$6,618.0	$7,948.7	(3%)	(17%)
Operating income	2,264.3	2,365.7	3,027.6	(4%)	(22%)
Net income attributable to Franklin Resources, Inc.	1,696.7	1,726.7	2,035.3	(2%)	(15%)
Diluted earnings per share	$3.01	$2.94	$3.29	2%	(11%)
Operating margin [1]	35.4%	35.7%	38.1%
 ___________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $101.4 million in fiscal year 2017 as a 3% decrease in operating revenues was partially offset by a 3% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $30.0 million as the decrease in operating income was significantly offset by a $152.3 million increase in investment and other income, net, less the portion attributable to noncontrolling interests.
Operating income decreased $661.9 million in the fiscal year ended September 30, 2016 (“fiscal year 2016”) as a 17% decrease in operating revenues was partially offset by a 14% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $308.6 million primarily due to the decrease in operating income, partially offset by a $143.6 million increase in investment and other income, net.
Diluted earnings per share increased in fiscal year 2017 despite the decrease in net income and decreased in fiscal year 2016 consistent with net income, and were impacted by 4% and 5% decreases in diluted average common shares outstanding, primarily resulting from the repurchase of shares of our common stock.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)				2017 vs. 2016	2016 vs. 2015
as of September 30,	2017	2016	2015
Equity
Global/international	$209.8	$200.4	$212.1	5%	(6%)
United States	107.2	103.3	100.8	4%	2%
Total equity	317.0	303.7	312.9	4%	(3%)
Multi-Asset/Balanced	143.3	137.4	138.3	4%	(1%)
Fixed Income
Tax-free	71.0	76.5	71.7	(7%)	7%
Taxable
Global/international	165.0	156.2	182.7	6%	(15%)
United States	50.6	53.4	58.5	(5%)	(9%)
Total fixed income	286.6	286.1	312.9	0%	(9%)
Cash Management	6.3	6.1	6.8	3%	(10%)
Total	$753.2	$733.3	$770.9	3%	(5%)
Average for the Year	$736.9	$749.3	$869.5	(2%)	(14%)
AUM at September 30, 2017 increased 3% from September 30, 2016 as $58.5 billion of net market change and other, which consists of $81.5 billion of market appreciation and other, net of $23.0 billion of long-term distributions, was partially offset by $38.6 billion of net outflows. Average AUM decreased 2% during fiscal year 2017.

AUM at September 30, 2016 decreased 5% from September 30, 2015 as $62.4 billion of net outflows was partially offset by $24.8 billion of net market change and other, which consists of $52.6 billion of market appreciation and other, net of $27.8 billion of long-term distributions. Average AUM decreased 14% during fiscal year 2016.
Average AUM is generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM			2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
Equity
Global/international	$203.7	$205.1	$247.5	(1%)	(17%)
United States	104.4	101.1	112.4	3%	(10%)
Total equity	308.1	306.2	359.9	1%	(15%)
Multi-Asset/Balanced	140.2	135.5	155.3	3%	(13%)
Fixed Income
Tax-free	72.3	74.0	73.1	(2%)	1%
Taxable
Global/international	157.8	172.6	211.7	(9%)	(18%)
United States	52.3	54.5	62.4	(4%)	(13%)
Total fixed income	282.4	301.1	347.2	(6%)	(13%)
Cash Management	6.2	6.5	7.1	(5%)	(8%)
Total	$736.9	$749.3	$869.5	(2%)	(14%)

	Mix of Average AUM
for the fiscal years ended September 30,	2017	2016	2015
Equity
Global/international	28%	27%	28%
United States	14%	14%	13%
Total equity	42%	41%	41%
Multi-Asset/Balanced	19%	18%	18%
Fixed Income
Tax-free	10%	10%	9%
Taxable
Global/international	21%	23%	24%
United States	7%	7%	7%
Total fixed income	38%	40%	40%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM are shown below. Net market change and other includes long-term distributions, appreciation (depreciation), foreign exchange revaluation and net cash management.

(in billions)				2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
Beginning AUM	$733.3	$770.9	$898.0	(5%)	(14%)
Long-term sales	112.3	101.7	161.4	10%	(37%)
Long-term redemptions	(169.7)	(186.9)	(209.0)	(9%)	(11%)
Long-term net exchanges	(0.1)	(0.5)	(0.9)	(80%)	(44%)
Long-term reinvested distributions	18.9	23.3	28.5	(19%)	(18%)
Net flows	(38.6)	(62.4)	(20.0)	(38%)	212%
Net market change and other	58.5	24.8	(107.1)	136%	NM
Ending AUM	$753.2	$733.3	$770.9	3%	(5%)

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2017	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	24.7	14.7	16.8	7.4	38.2	10.5	—	112.3
Long-term redemptions	(48.4)	(25.4)	(25.7)	(11.6)	(44.3)	(14.3)	—	(169.7)
Long-term net exchanges	(0.1)	0.3	0.4	(0.5)	(0.4)	0.2	—	(0.1)
Long-term reinvested distributions	3.0	4.3	5.1	2.0	3.4	1.1	—	18.9
Net flows	(20.8)	(6.1)	(3.4)	(2.7)	(3.1)	(2.5)	—	(38.6)
Net market change and other	30.2	10.0	9.3	(2.8)	11.9	(0.3)	0.2	58.5
AUM at September 30, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2016	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	21.9	13.7	14.3	8.9	34.2	8.7	—	101.7
Long-term redemptions	(48.9)	(24.1)	(26.8)	(8.8)	(62.5)	(15.8)	—	(186.9)
Long-term net exchanges	(1.1)	0.6	(0.4)	0.8	(0.5)	0.1	—	(0.5)
Long-term reinvested distributions	4.3	5.8	5.8	2.0	4.2	1.2	—	23.3
Net flows	(23.8)	(4.0)	(7.1)	2.9	(24.6)	(5.8)	—	(62.4)
Net market change and other	12.1	6.5	6.2	1.9	(1.9)	0.7	(0.7)	24.8
AUM at September 30, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2015	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2014	$261.5	$109.5	$159.0	$72.1	$225.1	$63.8	$7.0	$898.0
Long-term sales	40.3	19.2	24.1	8.2	56.1	13.5	—	161.4
Long-term redemptions	(55.3)	(26.3)	(28.4)	(10.3)	(72.8)	(15.9)	—	(209.0)
Long-term net exchanges	0.2	1.1	(0.5)	—	(1.6)	(0.1)	—	(0.9)
Long-term reinvested distributions	5.6	5.7	6.0	2.0	7.5	1.7	—	28.5
Net flows	(9.2)	(0.3)	1.2	(0.1)	(10.8)	(0.8)	—	(20.0)
Net market change and other	(40.2)	(8.4)	(21.9)	(0.3)	(31.6)	(4.5)	(0.2)	(107.1)
AUM at September 30, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
AUM increased $19.9 billion or 3% during fiscal year 2017 due to $58.5 billion of net market change and other, partially offset by $38.6 billion of net outflows. Net market change and other primarily consists of $78.0 billion of market appreciation and a $2.9 billion increase from foreign exchange revaluation, net of $23.0 billion of long-term distributions. The market appreciation occurred primarily in equity, global/international fixed income and multi-asset/balanced products, and reflected positive returns in global markets, as evidenced by increases of 18.8% and 18.6% in the MSCI World Index and S&P 500 Index, and strong performance of our global/international fixed income products despite a 1.3% decrease in the Bloomberg Barclays Global Aggregate Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM as of September 30, 2017. The net outflows, which occurred in all long-term investment objectives and most significantly in equity and multi-asset/balanced products, included $8.1 billion from two global/international fixed income funds with global macro strategies that had underperformed against their peer groups during fiscal year 2016, $3.9 billion from three institutional separate accounts, $3.0 billion from two sub-advised variable annuity clients due to shifts in their investment strategies and $2.6 billion from two global/international equity funds. The outflows also included $1.2 billion from a multi-asset/balanced fund and $1.0 billion from a U.S. equity fund, both of which had underperformed against their peer groups during most of fiscal year 2016, and were partially offset by inflows of $4.0 billion in a global/international fixed income fund that outperformed its peer group during fiscal year 2017. Long-term sales increased 10% to $112.3 billion from the prior year due to higher sales in all long-term investment objectives with the exception of tax-free fixed income. Long-term redemptions decreased 9% to $169.7 billion primarily due to lower redemptions of global/international fixed income products.
AUM decreased $37.6 billion or 5% during fiscal year 2016 due to $62.4 billion of net outflows partially offset by $24.8 billion of net market change and other. The net outflows, which occurred primarily in global/international products, included $28.1 billion from four global/international fixed income funds with global macro strategies that had underperformed against their peer groups during fiscal year 2016, $4.7 billion redeemed by a sub-advised variable annuity client, $4.2 billion from three institutional products, and $3.6 billion from two global/international equity funds. The outflows also included $4.3 billion from a multi-asset/balanced fund and $1.1 billion from a U.S. equity fund, both of which had underperformed against their peer groups during most of fiscal year 2016, and were partially offset by a $5.5 billion inflow for an institutional global macro mandate. Long-term sales decreased 37% to $101.7 billion from the prior year, and long-term redemptions decreased 11% to $186.9 billion. Both declines occurred in all long-term investment objectives, primarily in global/international products, with the exception of tax-free fixed income sales. Net market change and other primarily consists of $50.9 billion of market appreciation and a $2.4 billion increase from foreign exchange revaluation, net of $27.8 billion of long-term distributions. The market appreciation occurred in all investment objectives and reflected positive returns in global markets, as evidenced by increases in the MSCI World Index of 12.0%, the S&P 500 Index of 15.4% and the Bloomberg Barclays Global Aggregate Index of 8.8%. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented approximately 14% of total AUM as of September 30, 2016.

Average AUM by sales region was as follows:

(in billions)				2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
United States	$497.1	$507.4	$577.9	(2%)	(12%)
International
Europe, the Middle East and Africa	104.1	108.9	137.9	(4%)	(21%)
Asia-Pacific	87.0	82.7	90.0	5%	(8%)
Canada	31.1	31.3	36.2	(1%)	(14%)
Latin America[1]	17.6	19.0	27.5	(7%)	(31%)
Total international	$239.8	$241.9	$291.6	(1%)	(17%)
Total	$736.9	$749.3	$869.5	(2%)	(14%)
 ______________
1    Latin America sales region includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 67%, 68% and 66% for fiscal years 2017, 2016 and 2015.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our SIPs. A standard measure of the performance of these investment products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 82% of AUM exceeding the benchmarks and peer group medians for the one-, five- and ten-year periods ended September 30, 2017. Strong performance for these products during fiscal year 2017 resulted in significant improvements from September 30, 2016 to the benchmark and peer group median comparisons for the one- and three-year periods. The performance of our multi-asset/balanced products significantly exceeded the benchmarks and peer group medians for the one-year period and the peer group medians for the ten-year period, but has lagged in the other comparisons, reflecting the performance of a fund that represents approximately 70% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2017	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	50%	16%	23%	48%	67%	33%	55%	50%
United States	38%	37%	21%	32%	24%	56%	42%	67%
Total equity	45%	24%	22%	42%	50%	42%	50%	57%
Multi-Asset/Balanced	85%	11%	9%	8%	93%	7%	14%	96%
Fixed Income
Tax-free	0%	42%	40%	28%	5%	41%	40%	87%
Taxable
Global/international	93%	44%	82%	82%	99%	67%	88%	97%
United States	72%	10%	31%	53%	64%	9%	30%	36%
Total fixed income	63%	37%	61%	60%	63%	48%	62%	82%
 _______________

[1]	AUM measured in the benchmark and peer group rankings represents 89% and 80% of our total AUM as of September 30, 2017.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 17, 2017 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
Investment management fees	$4,359.2	$4,471.7	$5,327.8	(3%)	(16%)
Sales and distribution fees	1,705.6	1,806.4	2,252.4	(6%)	(20%)
Shareholder servicing fees	225.7	243.6	262.8	(7%)	(7%)
Other	101.7	96.3	105.7	6%	(9%)
Total Operating Revenues	$6,392.2	$6,618.0	$7,948.7	(3%)	(17%)

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
Investment management fees decreased $112.5 million in fiscal year 2017 primarily due to a 2% decrease in average AUM and the impact of a lower effective fee rate, partially offset by higher performance fees. Investment management fees decreased $856.1 million in fiscal year 2016 primarily due to a 14% decrease in average AUM and the impact of a lower effective fee rate. The decrease in average AUM in fiscal year 2017 occurred primarily in the global/international fixed income investment objective, and across all sales regions except Asia-Pacific. The decrease in average AUM in fiscal year 2016 occurred in all sales regions and primarily in the global/international and multi-asset/balanced investment objectives.
Our effective investment management fee rate (investment management fees divided by average AUM) was 59.2, 59.7 and 61.3 basis points for fiscal years 2017, 2016 and 2015. The rate decrease in fiscal year 2017 was primarily due to higher weightings of AUM in lower fee products in the global/international fixed income investment objective in the Europe, Middle East and Africa and Asia-Pacific sales regions, partially offset by higher performance fees. The rate decrease in fiscal year 2016 was primarily due to higher weightings of AUM in U.S. products and in lower fee products in global/international investment objectives in the Europe, Middle East and Africa and Asia-Pacific sales regions, partially offset by higher performance fees.
Performance-based investment management fees were $35.5 million, $26.5 million and $19.8 million for fiscal years 2017, 2016 and 2015. The increases in fiscal years 2017 and 2016 were primarily due to performance fees earned from separately-managed accounts.
U.S. industry asset-weighted average management fee rates were as follows:

(in basis points)	Industry Average [1]
for the fiscal years ended September 30,	2017	2016	2015
Equity
Global/international [2]	50	53	55
United States	35	37	39
Multi-Asset/Balanced	49	50	52
Fixed Income
Tax-free	33	35	35
Taxable
Global/international [3]	39	43	46
United States	31	33	35
Cash Management	15	10	9
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Thomson Reuters Company, as of September 30, 2017, 2016 and 2015 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund of fund products are not included.

[2]	The decreases in the average rate in fiscal years 2017 and 2016 reflect higher weightings of two large low fee funds.

[3]	The decreases in the average rate in fiscal years 2017 and 2016 reflect higher weightings of a large low fee fund and lower weightings of two large higher fee funds.
Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage our products and have a higher level of international AUM, both of which generate higher fees. Our effective investment management fee rates in the U.S. decreased during fiscal years 2017 and 2016, but to a lesser extent than the average industry rates.

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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
Asset-based fees	$1,345.1	$1,410.6	$1,698.9	(5%)	(17%)
Sales-based fees	350.8	386.4	542.8	(9%)	(29%)
Contingent sales charges	9.7	9.4	10.7	3%	(12%)
Sales and Distribution Fees	$1,705.6	$1,806.4	$2,252.4	(6%)	(20%)
Asset-based distribution fees decreased $65.5 million and $288.3 million in fiscal years 2017 and 2016 primarily due to decreases of $55.2 million and $273.1 million from 4% and 14% decreases in the related average AUM. The decrease in fiscal year 2016 also includes $11.3 million from the implementation of lower Rule 12b-1 Plan fee rates for certain funds effective August 1, 2015.
Sales-based fees decreased $35.6 million in fiscal year 2017 primarily due to decreases of $18.8 million from lower effective fee rates and $18.5 million from a lower mix of U.S. product commissionable sales. The lower effective fee rates primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. Non-U.S. products typically generate lower sales fees than U.S. products, and fixed income products typically generate lower sales fees than equity products. Total commissionable sales increased 4%, however the increase resulted from significantly higher sales of non-U.S. products that were largely offset by lower sales of U.S. products; the lower mix of U.S. product commissionable sales resulted in a net decrease in sales-based fees.
Sales-based fees decreased $156.4 million in fiscal year 2016 primarily due to a $158.5 million decrease from a 29% decrease in total commissionable sales.
Commissionable sales represented 11% of total sales for fiscal year 2017, 12% for fiscal year 2016, and 10% for fiscal year 2015. U.S. product commissionable sales were 72%, 92% and 88% of total commissionable sales for fiscal years 2017, 2016 and 2015.
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
We also provide other services to individual and trust clients, including trust services, for which fees are based on the level of AUM, and estate planning and tax planning and preparation, for which fees are primarily account based.
Shareholder servicing fees decreased $17.9 million and $19.2 million in fiscal years 2017 and 2016 primarily due to decreases of $14.8 million and $9.4 million from SIPs in the U.S. resulting from decreases in active accounts, and $3.6 million and $9.5 million from SIPs in Europe resulting from lower levels of related AUM and decreases in active accounts.
Other
Other revenue increased $5.4 million in fiscal year 2017 and decreased $9.4 million in fiscal year 2016 primarily due to changes in interest and dividend income from consolidated SIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,
Sales, distribution and marketing	$2,130.9	$2,209.9	$2,762.3	(4%)	(20%)
Compensation and benefits	1,333.7	1,360.9	1,453.3	(2%)	(6%)
Information systems and technology	219.8	207.3	224.3	6%	(8%)
Occupancy	121.3	134.1	132.7	(10%)	1%
General, administrative and other	322.2	340.1	348.5	(5%)	(2%)
Total Operating Expenses	$4,127.9	$4,252.3	$4,921.1	(3%)	(14%)
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
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,
Asset-based expenses	$1,735.8	$1,792.7	$2,161.0	(3%)	(17%)
Sales-based expenses	323.1	342.0	488.5	(6%)	(30%)
Amortization of deferred sales commissions	72.0	75.2	112.8	(4%)	(33%)
Sales, Distribution and Marketing	$2,130.9	$2,209.9	$2,762.3	(4%)	(20%)

Asset-based expenses decreased $56.9 million and $368.3 million in fiscal years 2017 and 2016 primarily due to decreases of $62.4 million and $352.4 million from 3% and 14% decreases in the related average AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $18.9 million in fiscal year 2017 primarily due to decreases of $12.4 million from lower average commission rates and $9.0 million from a lower mix of U.S. product commissionable sales. The lower average commission rates primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. Non-U.S. products typically generate lower sales commissions than U.S. products, and fixed income products typically generate lower sales commissions than equity products. Total commissionable sales increased 4%, however the increase resulted from significantly higher sales of non-U.S. products that were largely offset by lower sales of U.S. products; the lower mix of U.S. product commissionable sales resulted in a net decrease in sales-based expenses.
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
Amortization of deferred sales commissions decreased $3.2 million and $37.6 million in fiscal years 2017 and 2016 primarily due to $18.5 million and $25.8 million related to lower sales of U.S. shares sold without a front-end sales charge to investors. The decrease in fiscal year 2017 was substantially offset by $12.7 million of adjustments recognized in fiscal year 2016 related to prior-year amortization expense and $4.3 million from higher sales of non-U.S. shares sold without a front-end sales charge to investors.
Compensation and Benefits
Compensation and benefit expenses decreased $27.2 million in fiscal year 2017 due to a $55.7 million decrease in salaries, wages and benefits, partially offset by a $28.5 million increase in variable compensation. The decrease in salaries, wages and benefits was primarily due to decreases of $51.4 million in termination benefits and $19.9 million from a higher weighting of employees in lower cost regions outside the U.S., partially offset by an $18.3 million increase for annual merit salary adjustments that were effective December 1, 2016 and 2015. The increase in variable compensation was primarily due to increases of $13.1 million from higher market valuations of mutual fund awards, $13.1 million in bonus expense based on our overall performance and $6.5 million from higher sales-related commissions, partially offset by an $8.3 million decrease in amortization of stock and stock unit awards.
Compensation and benefit expenses decreased $92.4 million in fiscal year 2016 due to a $108.4 million decrease in variable compensation, partially offset by a $16.0 million increase in salaries, wages and benefits. The variable compensation decrease was primarily due to $81.2 million related to our lower performance, as well as $8.9 million related to private equity and other product performance fees. The increase in salaries, wages and benefits was primarily due to increases of $55.7 million in termination benefits and $18.0 million for annual merit salary adjustments that were effective December 1, 2015 and 2014, largely offset by decreases of $35.0 million from lower staffing levels and $16.2 million from favorable currency impacts. The increase in termination benefits was primarily due to special benefits related to the voluntary separation of approximately 300 employees.
Variable compensation as a percentage of compensation and benefits was 36%, 33% and 38% for fiscal years 2017, 2016 and 2015. At September 30, 2017, our global workforce had increased to approximately 9,400 employees from approximately 9,100 at September 30, 2016.
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

Information Systems and Technology
Information systems and technology expenses increased $12.5 million in fiscal year 2017 primarily due to higher external data service and software costs, and decreased $17.0 million in fiscal year 2016 primarily due to lower technology consulting costs.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Net carrying value at beginning of year	$88.1	$89.8	$85.5
Additions, net of disposals	63.1	46.2	50.8
Amortization	(49.1)	(47.9)	(46.5)
Net Carrying Value at End of Year	$102.1	$88.1	$89.8
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $12.8 million in fiscal year 2017 primarily due to lower rent expense. Occupancy expenses increased $1.4 million in fiscal year 2016 primarily due to higher rent expense, substantially offset by lower building maintenance costs and depreciation.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion, professional fees, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $17.9 million in fiscal year 2017 primarily due to lower expenses related to intangible assets and contingent consideration, partially offset by higher consolidated SIPs, advertising and promotion, and travel and entertainment expenses. Definite-lived intangible asset impairment decreased $18.6 million and amortization expense decreased $6.5 million, both primarily resulting from a prior-year impairment related to the K2 Advisors Holdings, LLC (“K2”) acquisition. Contingent consideration expense decreased $12.8 million due to revised estimates of K2’s future revenues and profits and a decline in other acquisition-related AUM. The decreases were partially offset by increases of $9.8 million in consolidated SIPs expenses, $6.7 million in advertising and promotion expenses and $4.5 million in travel and entertainment expenses.
General, administrative and other operating expenses decreased $8.4 million in fiscal year 2016 primarily due to lower levels of travel and entertainment, contingent consideration expense, and advertising and promotion, partially offset by higher levels of net intangible asset expenses, consolidated SIPs expenses, professional fees and third-party servicing fees. Corporate cost reduction initiatives resulted in decreases of $14.7 million in travel and entertainment expenses and $10.6 million in advertising and promotion expenses. Contingent consideration expense decreased $14.5 million primarily due to revised estimates of K2’s future revenues and profits. Net expenses from definite-lived intangible assets, primarily related to the K2 acquisition, increased $10.3 million as $20.0 million of increased impairment due to higher investor redemptions, lower estimates of future sales and renegotiations of certain investment management fees was offset by a related $9.7 million decrease in amortization. Consolidated SIPs expenses increased $9.0 million, professional fees increased $6.2 million related to various corporate activities, and third-party service fees increased $5.5 million primarily due to higher sub-advisory expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2017 vs. 2016	2016 vs. 2015
for the fiscal years ended September 30,	2017	2016	2015
Investment and other income, net	$336.3	$184.0	$40.4	83%	355%
Interest expense	(51.5)	(49.9)	(39.6)	3%	26%
Other Income, Net	$284.8	$134.1	$0.8	112%	NM
Investment and other income, net consists primarily of gains (losses) on investments of consolidated SIPs and trading investment securities, income (losses) from equity method investees, interest and dividend income, realized gains (losses) on sale of available-for-sale investment securities, and foreign currency exchange gains (losses).
Other income, net increased $150.7 million in fiscal year 2017 primarily due to gains on investments held by consolidated SIPs and higher income from equity method investees and interest income, partially offset by lower net gains on trading investment securities and net realized gains on sale of available-for-sale securities. Investments held by consolidated SIPs generated net gains of $118.2 million, as compared to net losses of $13.5 million in the prior year. The gains were primarily from higher market valuations of holdings by various global/international private equity funds and from a net increase of 20 consolidated SIPs due to adoption of new accounting guidance on October 1, 2016. Income from equity method investees increased $51.2 million primarily due to gains on investments held by a global macro hedge fund SIP and a global equity fund. Interest income increased $38.4 million primarily due to higher levels of interest rates and debt securities. The increases were partially offset by a $37.9 million decrease in net gains on trading investment securities primarily due to lower gains from fixed income SIPs held for investment purposes, partially offset by gains on corporate debt securities, as compared to losses in the prior year, and a $24.9 million decrease in net realized gains on sale of available-for-sale securities. The investments in SIPs that were classified as trading securities and available-for-sale securities in the prior year were significantly reduced on October 1, 2016 as a substantial amount of the investments were in SIPs that were consolidated as a result of the new accounting guidance.
Other income, net increased $133.3 million in fiscal year 2016 primarily due to higher market valuations, which resulted in net investment income and gains, and higher interest income, partially offset by unfavorable impacts from foreign currency exchange and investments of consolidated SIPs. Equity method investees generated income of $56.7 million as compared to losses of $63.2 million in the prior year, primarily due to gains on investments held by two global equity funds and lower losses on investments held by a global macro hedge fund SIP. Trading investment securities generated net gains of $50.1 million as compared to net losses of $22.3 million in the prior year, primarily related to gains from fixed income SIPs held for investment purposes. Interest income increased $25.7 million primarily due to higher levels of debt securities and cash equivalents. These increases were partially offset by $2.9 million of foreign currency exchange net losses as compared to net gains of $57.0 million in the prior year primarily from the impact of strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe, and $13.5 million of net losses on investments of consolidated SIPs as compared to net gains of $18.0 million in the prior year.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at September 30, 2017, excluding third-party assets of consolidated SIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Trading Investments	Equity Method Investments	Direct Investments in Consolidated SIPs
Cash and Cash Equivalents	$8,523.3	$—	$—	$—	$8,523.3
Investments
Equity
Global/international	64.4	14.5	707.1	226.9	1,012.9
United States	3.2	0.4	3.4	3.3	10.3
Total equity	67.6	14.9	710.5	230.2	1,023.2
Multi-Asset/Balanced	15.7	5.4	20.3	216.5	257.9
Fixed Income
Tax-free	0.2	—	—	—	0.2
Taxable
Global/international	65.2	271.4	162.4	668.7	1,167.7
United States	36.9	22.8	0.3	399.4	459.4
Total fixed income	102.3	294.2	162.7	1,068.1	1,627.3
Total investments	185.6	314.5	893.5	1,514.8	2,908.4
Total Cash and Cash Equivalents and Investments	$8,708.9	$314.5	$893.5	$1,514.8	$11,431.7

 ______________

[1]	See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K for information on investment accounting classifications.

[2]
Other consists of $112.7 million of available-for-sale investments and $12.8 million of investments in life settlement contracts, both of which are measured at fair value, and $60.1 million of investments carried at cost.

The percentages of direct cash, cash equivalents and investments held by our U.S. and non-U.S. operations were 20% and 80% at September 30, 2017.
Investments of consolidated SIPs are generally assigned a classification in the table above based on the investment objective of the SIP holding the securities.
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
Our effective income tax rate for fiscal year 2017 was 29.8% as compared to 29.7% in fiscal year 2016 and 30.5% in fiscal year 2015. The rate increase in fiscal year 2017 was primarily due to foreign earnings subject to U.S. taxes and the prior-year recognition of tax benefits in U.S. and non-U.S. jurisdictions as a result of various adjustments to unrecognized tax benefits including the expiration of statutes of limitations, substantially offset by higher net income attributable to noncontrolling interests.
The rate decrease in fiscal year 2016 was primarily due to a higher mix of earnings in lower tax jurisdictions partially offset by lower net income attributable to noncontrolling interests.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. Changes in tax rates in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Cash Flow Data
Operating cash flows	$1,135.4	$1,727.7	$2,252.0
Investing cash flows	52.0	192.2	248.9
Financing cash flows	(956.0)	(1,800.7)	(1,612.2)
Net cash provided by operating activities decreased in fiscal year 2017 primarily due to a larger net increase in trading securities of consolidated SIPs. Net cash provided by investing activities decreased mainly due to net purchases of the Company’s investments, as compared to net liquidations in the prior year, and the adoption of new accounting guidance. Net cash used in financing activities decreased primarily due to net subscriptions in consolidated SIPs by noncontrolling interests, as compared to net distributions in the prior year, and lower repurchases of common stock, partially offset by payments on the Company’s debt, higher payments on debt by consolidated SIPs and prior-year proceeds from a loan.
Net cash provided by operating activities decreased in fiscal year 2016 primarily due to a decrease in net income and losses from investments in equity method investees as compared to income in the prior year. Net cash provided by investing activities decreased mainly due to lower liquidations, net of purchases, of the Company’s investments and investments of consolidated SIPs, and higher net additions of property and equipment, partially offset by higher net liquidations of other investments by consolidated SIPs. Net cash used in financing activities increased primarily due to higher repurchases of common stock, prior-year proceeds from issuance of debt, net of repayments, and net distributions from consolidated SIPs by noncontrolling interests as compared to net subscriptions in the prior year, partially offset by lower dividends paid on common stock.
The assets and liabilities of our consolidated SIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the SIPs' assets, other than our direct equity investment in them and investment management fees earned from them. The debt holders of the consolidated SIPs have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the SIPs' liabilities. Accordingly, the assets and liabilities of our consolidated SIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2017	2016	2015
Assets
Cash and cash equivalents	$8,523.3	$8,247.1	$8,184.9
Receivables	767.8	746.4	816.5
Investments	1,995.2	1,896.7	2,105.8
Total Liquid Assets	$11,286.3	$10,890.2	$11,107.2

Liability
Debt	$1,044.2	$1,401.2	$1,348.0

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
Cash and cash equivalents at September 30, 2017 increased primarily due to net cash provided by operating and investing activities, partially offset by net cash used in financing activities.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our SIPs. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. At September 30, 2017, our U.S. and non-U.S. entities held $861.8 million and $2,620.1 million of liquid assets to satisfy operational and regulatory requirements and fund capital contributions to our SIPs, as compared to $874.6 million and $2,220.8 million held at September 30, 2016. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $4.1 million and $163.3 million at September 30, 2017 and $4.7 million and $345.7 million at September 30, 2016.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. We repaid $300.0 million of these notes upon maturity in September 2017. At September 30, 2017, $1,049.0 million of the notes were outstanding with an aggregate face value of $1,050.0 million. The notes were issued at fixed interest rates and consist of $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
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
In March 2016, we borrowed 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% with a one-year term to purchase certain securities from SIPs domiciled in India. The loan was secured by a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement was amended in February 2017 with a revised maturity of March 2018, and the loan was fully paid in September 2017.
We were in compliance with all debt covenants at September 30, 2017.
At September 30, 2017, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.80 per share ($0.20 per share per quarter) in fiscal year 2017 and $0.72 per share ($0.18 per share per quarter) in fiscal year 2016. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal years 2017 and 2016, we repurchased 19.1 million and 36.6 million shares of our common stock at a cost of $771.5 million and $1,324.3 million. At September 30, 2017, 31.6 million shares remained available for repurchase under the program, which is not subject to an expiration date.
We invested $4.2 million, net of redemptions, in our SIPs during fiscal year 2017, and redeemed $514.2 million, net of investments, from our SIPs during fiscal year 2016.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our SIPs during fiscal year 2017. During fiscal year 2016, we purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITY
The following table summarizes our contractual obligations, commitments and contingent liability.

(in millions)	Payments Due by Fiscal Year
as of September 30, 2017	2018	2019	2020	2021	2022	There-after	Total
Debt
Principal [1]	$—	$—	$350.0	$—	$300.0	$400.0	$1,050.0
Interest	36.0	36.0	36.0	19.8	19.8	28.5	176.1
Operating leases	44.7	41.1	35.6	31.4	28.4	185.8	367.0
Purchase obligations [2]	161.4	191.6	24.6	9.1	4.7	5.9	397.3
Total Contractual Obligations	242.1	268.7	446.2	60.3	352.9	620.2	1,990.4
Committed capital contributions [3]	73.5	—	—	—	—	—	73.5
Contingent consideration liability [4]	28.0	30.2	—	—	—	—	58.2
Total Contractual Obligations, Commitments and Contingent Liability	$343.6	$298.9	$446.2	$60.3	$352.9	$620.2	$2,122.1
 __________________

[1]	Debt principal represents maturity amount.

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
The debt holders of consolidated SIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 9 – Consolidated Sponsored Investment Products in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
At September 30, 2017, our consolidated balance sheet included liabilities for unrecognized tax benefits of $81.1 million and related accrued interest of $10.4 million (see Note 11 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). Because of the high degree of uncertainty regarding the timing and amounts of future cash outflows, unrecognized tax benefits and related accrued interest have not been included in the table above.
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

A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or do not have defined rights and obligations normally associated with an equity investment. The assessment of whether an entity is a VIE or VOE involves judgment and analysis on a structure-by-structure basis. When performing the assessment we consider factors such as the entity’s legal organization and capital structure, the rights of the equity investment holders and our contractual involvement with and ownership interest in the entity. Our VIEs are all investment entities and our variable interests consist of our equity ownership interests in and certain investment management fees earned from these entities.
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of AUM and the life of the investment product. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. In addition, third-party purchases and redemptions, which are outside of our control, can impact our evaluation. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2017, we were the primary beneficiary of 37 SIP VIEs.
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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities, which may include published net asset values (“NAV”) for fund products.

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

The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with our global valuation and pricing policy which defines valuation and pricing conventions for each security type. We may employ a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, we utilize an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. We review and approve the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. Investments in fund products for which fair value is estimated using NAV as a practical expedient (when the NAV is available to us as an investor but is not publicly available) are not classified in the fair value hierarchy. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
As of September 30, 2017, Level 3 assets represented 13% of total assets measured at fair value, substantially all of which related to consolidated SIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 85% of total liabilities measured at fair value. There were insignificant transfers out of Level 3 and no transfers into Level 3 during fiscal year 2017.
Following are descriptions of the significant assets and liability measured at fair value and their fair value methodologies.
Investment Securities, Trading consist of corporate debt securities, nonconsolidated SIPs and other debt and equity securities. The fair value of the corporate debt securities is determined using market pricing. The fair values of all SIPs and certain other equity securities are determined based on their published NAV. The fair values of certain other debt and equity securities are determined using independent third-party broker or dealer price quotes. The fair value of certain other debt securities is determined based on discounted cash flows using significant unobservable inputs.
Investment Securities, Available-for-Sale consist primarily of nonconsolidated SIPs and to a lesser extent, debt and other equity securities. The fair value of the SIPs is determined based on their published NAV. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes. The fair value of other equity securities is determined using quoted market prices.
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
Contingent Consideration Liability consists of the expected future payments related to our commitment to acquire the remaining interests in K2 and is included in other liabilities in the consolidated balance sheet. The liability is determined using an income-based method which considers the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments.

Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts resulting from business acquisitions. We amortize these intangible assets over their estimated useful lives, which range from five to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating goodwill and other intangible assets for impairment on an ongoing basis.
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
In estimating the fair value of the reporting unit and indefinite-lived intangible assets, we use an income approach under which future cash flows are discounted. Our future cash flow estimates include assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate, and discount rate, which is based on our weighted average cost of capital. The most relevant of these assumptions to the determination of estimated fair value are the AUM growth rate and the discount rate.
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2017. We elected to perform a qualitative assessment of the valuation of goodwill and 88% of our indefinite-lived intangible assets and concluded it is more likely than not that the fair values of our reporting unit and the specific intangible assets exceed their carrying values. We performed a quantitative test for the remaining indefinite-lived intangible assets and did not recognize any impairment because our estimated fair values of the assets exceeded their carrying values by more than 20%.
We subsequently monitor market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2017. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2017, there were no impairments to goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
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
Pricing of the securities held by SIPs is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2017, our total AUM by fair value hierarchy level was 54% Level 1, 45% Level 2 and 1% Level 3.
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
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of all our non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $9.0 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2017. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2017 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31	March 31	June 30	September 30
Fiscal year 2017
Operating revenues	$1,560.8	$1,600.6	$1,613.9	$1,616.9
Operating income	586.9	555.5	564.2	557.7
Net income attributable to Franklin Resources, Inc.	440.2	420.7	410.6	425.2
Earnings per share
Basic	$0.77	$0.74	$0.73	$0.76
Diluted	0.77	0.74	0.73	0.76
Dividends declared per share	$0.20	$0.20	$0.20	$0.20
Common stock price per share
High	$42.18	$44.35	$45.60	$47.65
Low	33.02	39.38	40.48	40.95
AUM (in billions)
Ending	$720.0	$740.0	$742.8	$753.2
Average	722.7	731.7	742.1	749.0

Fiscal year 2016
Operating revenues	$1,758.0	$1,613.9	$1,634.3	$1,611.8
Operating income	653.6	537.3	595.4	579.4
Net income attributable to Franklin Resources, Inc.	447.8	360.4	446.4	472.1
Earnings per share
Basic	$0.74	$0.61	$0.77	$0.82
Diluted	0.74	0.61	0.77	0.82
Dividends declared per share	$0.18	$0.18	$0.18	$0.18
Common stock price per share
High	$42.23	$39.94	$41.24	$36.99
Low	34.62	31.00	30.56	31.59
AUM (in billions)
Ending	$763.9	$742.6	$732.1	$733.3
Average	781.5	737.1	739.8	736.4
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
Our market risk from assets and liabilities of consolidated SIPs is limited to that of our direct equity investments in the SIPs and investment management fees earned from them. Accordingly, the assets and liabilities of our consolidated SIPs are excluded from the discussion below.
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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2017 would have resulted in an increase or decrease in pre-tax earnings of $393.3 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in SIPs that invest in debt securities, which were $1,539.5 million at September 30, 2017. Our exposure to interest rate risks from these investments is minimized by the low average duration exposure mandate of a substantial majority of the SIPs. The investment mandates of the remaining SIPs consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market or region. We had no exposure to changes in interest rates from debt obligations at September 30, 2017 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2017, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of SIPs that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next twelve months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling and Canadian dollar. These assets accounted for 9% of the total cash and cash equivalents and investments at September 30, 2017. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 5% of the total cash and cash equivalents and investments at September 30, 2017. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.

A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2017 would result in a $77.5 million increase in accumulated other comprehensive income (loss) and a $40.2 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2017. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in consolidated SIPs would result in a $183.0 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$314.5	$346.0	$283.1
Investment securities, available-for-sale	112.7	124.0	101.4
Direct investments in consolidated SIPs	1,514.8	1,666.3	1,363.3
Total	$1,942.0	$2,136.3	$1,747.8

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2017, 2016 and 2015.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries (the “Company”) at September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 13, 2017

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2017	2016	2015
Operating Revenues
Investment management fees	$4,359.2	$4,471.7	$5,327.8
Sales and distribution fees	1,705.6	1,806.4	2,252.4
Shareholder servicing fees	225.7	243.6	262.8
Other	101.7	96.3	105.7
Total operating revenues	6,392.2	6,618.0	7,948.7
Operating Expenses
Sales, distribution and marketing	2,130.9	2,209.9	2,762.3
Compensation and benefits	1,333.7	1,360.9	1,453.3
Information systems and technology	219.8	207.3	224.3
Occupancy	121.3	134.1	132.7
General, administrative and other	322.2	340.1	348.5
Total operating expenses	4,127.9	4,252.3	4,921.1
Operating Income	2,264.3	2,365.7	3,027.6
Other Income (Expenses)
Investment and other income, net	336.3	184.0	40.4
Interest expense	(51.5)	(49.9)	(39.6)
Other income, net	284.8	134.1	0.8
Income before taxes	2,549.1	2,499.8	3,028.4
Taxes on income	759.4	742.1	923.7
Net income	1,789.7	1,757.7	2,104.7
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	40.0	29.4	75.5
Redeemable noncontrolling interests	53.0	1.6	(6.1)
Net Income Attributable to Franklin Resources, Inc.	$1,696.7	$1,726.7	$2,035.3

Earnings per Share
Basic	$3.01	$2.94	$3.29
Diluted	3.01	2.94	3.29
Dividends Declared per Share	$0.80	$0.72	$1.10

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Net Income	$1,789.7	$1,757.7	$2,104.7
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	2.2	(12.5)	(11.7)
Currency translation adjustments, net of tax	65.4	(18.3)	(184.2)
Net unrealized gains (losses) on defined benefit plans, net of tax	2.1	(2.4)	(0.6)
Total other comprehensive income (loss)	69.7	(33.2)	(196.5)
Total comprehensive income	1,859.4	1,724.5	1,908.2
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	40.0	29.4	75.5
Redeemable noncontrolling interests	53.0	1.6	(6.1)
Comprehensive Income Attributable to Franklin Resources, Inc.	$1,766.4	$1,693.5	$1,838.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2017	2016
Assets
Cash and cash equivalents	$8,523.3	$8,247.1
Receivables	767.8	746.4
Investments (including $440.0 and $1,437.6 at fair value at September 30, 2017 and 2016)	1,393.6	2,416.6
Assets of consolidated sponsored investment products
Cash and cash equivalents	226.4	236.2
Receivables	234.1	47.9
Investments, at fair value	3,467.4	1,513.4
Property and equipment, net	517.2	523.2
Goodwill and other intangible assets, net	2,227.7	2,211.3
Other	176.5	156.7
Total Assets	$17,534.0	$16,098.8

Liabilities
Compensation and benefits	$396.6	$357.4
Accounts payable and accrued expenses	291.5	233.3
Dividends	113.3	104.6
Commissions	313.3	302.0
Debt	1,044.2	1,401.2
Debt of consolidated sponsored investment products	53.4	682.2
Deferred taxes	170.6	161.5
Other	273.4	267.3
Total liabilities	2,656.3	3,509.5
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests	1,941.9	61.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 554,865,343 and 570,345,156 shares issued and outstanding at September 30, 2017 and 2016	55.5	57.0
Retained earnings	12,849.3	12,226.2
Accumulated other comprehensive loss	(284.8)	(347.4)
Total Franklin Resources, Inc. stockholders’ equity	12,620.0	11,935.8
Nonredeemable noncontrolling interests	315.8	592.4
Total stockholders’ equity	12,935.8	12,528.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$17,534.0	$16,098.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Loss	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2017, 2016 and 2015	Shares	Amount
Balance at October 1, 2014	622.9	$62.3	$—	$11,625.6	$13.9	$(117.7)	$11,584.1	$628.3	$12,212.4
Adoption of new accounting guidance				(0.3)	(13.9)		(14.2)		(14.2)
Net income				2,035.3			2,035.3	75.5	2,110.8
Other comprehensive loss						(196.5)	(196.5)		(196.5)
Cash dividends declared on common stock				(682.1)			(682.1)		(682.1)
Repurchase of common stock	(22.5)	(2.2)	(173.9)	(883.7)			(1,059.8)		(1,059.8)
Issuance of common stock	3.1	0.3	154.5				154.8		154.8
Tax benefit from stock-based compensation			10.9				10.9		10.9
Stock-based compensation			8.5				8.5		8.5
Net distributions and other								(49.0)	(49.0)
Balance at September 30, 2015	603.5	$60.4	$—	$12,094.8	$—	$(314.2)	$11,841.0	$654.8	$12,495.8
Net income				1,726.7			1,726.7	29.4	1,756.1
Other comprehensive loss						(33.2)	(33.2)		(33.2)
Cash dividends declared on common stock				(420.7)			(420.7)		(420.7)
Repurchase of common stock	(36.6)	(3.7)	(146.0)	(1,174.6)			(1,324.3)		(1,324.3)
Issuance of common stock	3.4	0.3	149.8				150.1		150.1
Tax shortfall from stock-based compensation			(5.9)				(5.9)		(5.9)
Stock-based compensation			2.1				2.1		2.1
Net distributions and other								(91.8)	(91.8)
Balance at September 30, 2016	570.3	$57.0	$—	$12,226.2	$—	$(347.4)	$11,935.8	$592.4	$12,528.2
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[Table continued from previous page]

	Franklin Resources, Inc.							Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Appropriated Retained Earnings of Consolidated Variable Interest Entities	Accumulated Other Compre- hensive Loss	Stockholders’ Equity
as of and for the fiscal years ended September 30, 2017, 2016 and 2015	Shares	Amount
Balance at September 30, 2016	570.3	$57.0	$—	$12,226.2	$—	$(347.4)	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance				5.8		(7.1)	(1.3)	(324.6)	(325.9)
Net income				1,696.7			1,696.7	40.0	1,736.7
Other comprehensive income						69.7	69.7		69.7
Cash dividends declared on common stock				(449.9)			(449.9)		(449.9)
Repurchase of common stock	(19.1)	(1.9)	(140.1)	(629.5)			(771.5)		(771.5)
Issuance of common stock	3.7	0.4	134.2				134.6		134.6
Tax shortfall from stock-based compensation			(8.7)				(8.7)		(8.7)
Stock-based compensation			14.6				14.6		14.6
Net subscriptions and other								17.3	17.3
Deconsolidation of sponsored investment product								(9.3)	(9.3)
Balance at September 30, 2017	554.9	$55.5	$—	$12,849.3	$—	$(284.8)	$12,620.0	$315.8	$12,935.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Net Income	$1,789.7	$1,757.7	$2,104.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	72.0	75.2	112.8
Depreciation and other amortization	80.3	87.1	97.4
Impairment of intangible assets	9.6	28.2	8.2
Stock-based compensation	123.4	131.5	140.0
Excess tax benefit from stock-based compensation	(0.9)	(0.8)	(11.0)
Gains on sale of assets	(6.8)	(29.7)	(31.6)
Losses (income) from investments in equity method investees	(107.9)	(56.7)	63.2
Net losses (gains) on other investments of consolidated sponsored investment products	(55.4)	19.7	(28.9)
Other	(8.0)	15.1	3.1
Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	(161.0)	(10.8)	45.2
Decrease in trading securities, net	130.2	120.4	23.3
Increase in trading securities of consolidated sponsored investment products, net	(875.0)	(242.3)	(181.1)
Increase (decrease) in accrued compensation and benefits	37.2	(76.7)	(16.7)
Increase (decrease) in commissions payable	11.3	(57.9)	(80.4)
Increase (decrease) in income taxes payable	44.5	(14.0)	20.0
Increase (decrease) in other liabilities	52.2	(18.3)	(16.2)
Net cash provided by operating activities	1,135.4	1,727.7	2,252.0
Purchase of investments	(372.5)	(367.8)	(297.2)
Liquidation of investments	344.9	405.2	405.5
Purchase of other investments by consolidated sponsored investment products	(114.7)	(333.3)	(438.9)
Liquidation of other investments by consolidated sponsored investment products	368.1	597.3	643.9
Additions of property and equipment, net	(74.9)	(97.6)	(68.8)
Adoption of new accounting guidance	(49.2)	—	—
Acquisition of business	(14.0)	—	—
Net (deconsolidation) consolidation of sponsored investment products	(35.7)	(11.6)	4.4
Net cash provided by investing activities	52.0	192.2	248.9
Decrease in deposits	—	—	(0.3)
Issuance of common stock	24.9	24.1	25.5
Dividends paid on common stock	(441.2)	(408.7)	(666.4)
Repurchase of common stock	(765.3)	(1,308.0)	(1,059.8)
Excess tax benefit from stock-based compensation	0.9	0.8	11.0

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS [Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Proceeds from loan	$—	$93.4	$—
Payments on loan	(53.7)	(41.2)	—
Proceeds from issuance of debt	—	—	395.7
Payments on debt	(300.0)	—	(250.0)
Proceeds from debt of consolidated sponsored investment products	20.6	33.8	571.8
Payments on debt by consolidated sponsored investment products	(308.5)	(179.8)	(732.2)
Payments on contingent consideration liabilities	(35.3)	(3.2)	(7.9)
Noncontrolling interests	901.6	(11.9)	100.4
Net cash used in financing activities	(956.0)	(1,800.7)	(1,612.2)
Effect of exchange rate changes on cash and cash equivalents	35.0	(4.0)	(116.6)
Increase in cash and cash equivalents	266.4	115.2	772.1
Cash and cash equivalents, beginning of year	8,483.3	8,368.1	7,596.0
Cash and Cash Equivalents, End of Year	$8,749.7	$8,483.3	$8,368.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$712.2	$758.6	$925.0
Cash paid for interest	42.3	47.4	44.6
Cash paid for interest by consolidated sponsored investment products	11.2	28.3	33.0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company provides investment management and related services to investors globally through products that include investment funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products” or “SIPs”). In addition to investment management, the Company’s services include fund administration, sales, distribution, marketing, shareholder servicing, and trust, custody and other services.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2017 (“fiscal year 2017”).
Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries and SIPs in which it has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the voting interest in a voting interest entity (“VOE”) or is the primary beneficiary of a variable interest entity (“VIE”). All material intercompany accounts and transactions have been eliminated.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or do not have defined rights and obligations normally associated with an equity investment. The Company’s VIEs are all investment entities, and its variable interests consist of its equity ownership interests in and certain investment management fees earned from these entities.
The Company is the primary beneficiary of a VIE if it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of assets under management (“AUM”) and the life of the investment product.
Related Parties include the investment funds sponsored by the Company as a result of the Company’s advisory relationship and equity method investees. A substantial amount of the Company’s operating revenues and receivables are from related parties.
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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities, which may include published net asset values (“NAV”) for fund products.

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
The fair values for Level 3 assets and liabilities are determined using various methodologies in accordance with the Company’s global valuation and pricing policy which defines valuation and pricing conventions for each security type. The Company may employ a market-based method, using purchase multiples observed for comparable third-party transactions, valuations of comparable entities, projected operating results of the investee entity or subsequent financing transactions entered into by the investee entity. If the inputs for a market-based method are not available, the Company utilizes an income-based method, which considers the net present value of anticipated future cash flows of the investment. A discount may be applied due to the nature or duration of any restrictions on the disposition of the investment. The Company reviews and approves the market-based and income-based methods on a periodic basis for changes that would impact the unobservable inputs incorporated into the valuation process. The fair value measurements from these methods are further validated through price variance analysis, subsequent sales testing and market comparable sales.
The Company records a substantial amount of its investments at fair value or amounts that approximate fair value on a recurring basis. Investments in fund products for which fair value is estimated using NAV as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy. The financial assets and financial liabilities of consolidated collateralized loan obligations (“CLOs”) at September 30, 2016 were measured using the more observable fair value of either the financial assets or financial liabilities. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
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
Investment Securities, Trading consist of corporate debt securities, nonconsolidated SIPs and other debt and equity securities, and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair value of the corporate debt securities is determined using market pricing. The fair values of all SIPs and certain other equity securities are determined based on their published NAV. The fair values of certain other debt and equity securities are determined using independent third-party broker or dealer price quotes. The fair value of certain other debt securities is determined based on discounted cash flows using significant unobservable inputs.
Investment Securities, Available-for-Sale consist primarily of nonconsolidated SIPs and to a lesser extent, debt and other equity securities, and are carried at fair value. Realized gains and losses are included in investment income using the average cost method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income (loss) until realized. The fair value of the SIPs is determined based on their published NAV. The fair value of the debt securities is primarily determined using independent third-party broker or dealer price quotes. The fair value of other equity securities is determined using quoted market prices.
Investments in Equity Method Investees consist of equity investments in entities, including SIPs, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when the Company’s ownership interest in the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies are accounted for using the equity method when the Company’s investment is more than minor or when the Company is the general partner. Under the equity method of accounting, the investments are initially carried at cost and subsequently adjusted by the Company’s proportionate share of the entities’ net income, which is recognized in earnings.
Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and are not marketable, time deposits with maturities greater than three months from the date of purchase, and life settlement contracts. The equity investments are accounted for under the cost method and their fair value is generally estimated using NAV as a practical expedient. The time deposits are carried at cost, which approximates fair value due to their short-term nature and liquidity. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs.
Impairment of Investments. Investments other than trading securities are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. The evaluation of equity securities includes the severity and duration of the decline in the fair value below cost, the Company’s intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings.
Cash and Cash Equivalents of Consolidated SIPs consist of deposits with financial institutions and highly liquid investments, including money market funds, which are readily convertible into cash, and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value. At September 30, 2016, cash and cash equivalents of consolidated SIPs also included investments in a money market fund held by consolidated CLOs which were carried at fair value based on the fund’s published NAV.
Receivables of Consolidated SIPs consist of trades pending settlement and other investment and share transaction related receivables and are carried at transacted amounts. Due to the short-term nature and liquidity of the receivables, the carrying values of these assets approximate fair value.
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

The investments that are not generally traded in active markets consist of debt and equity securities of entities in emerging markets and fund products. The fair values of the debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach. The fair value of the fund products is determined using NAV as a practical expedient. At September 30, 2016, investments of consolidated SIPs also included corporate debt securities held by consolidated CLOs for which the fair value was primarily obtained from independent third-party broker or dealer price quotes.
Property and Equipment, net are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from three to 35 years. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.
Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized over the shorter of the estimated useful lives of the software or the license terms, beginning when the software project is complete and the application is put into production.
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
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts resulting from business acquisitions. These intangible assets are amortized over their estimated useful lives, which range from five to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
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
In estimating the fair value of the reporting unit and indefinite-lived intangible assets, the Company uses an income approach under which future cash flows are discounted. The future cash flow estimates include assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate, which is based on the Company’s weighted average cost of capital.
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, the Company estimates the undiscounted future cash flows to be derived from these assets. The future undiscounted cash flow projections include assumptions about AUM growth and effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. If the carrying value of an asset is not recoverable through the related undiscounted cash flows, the impairment is measured based on the amount by which the carrying value of the asset exceeds its fair value, as determined by discounted cash flows or other methods as appropriate for the asset type.
Impairment is recognized in general, administrative and other expense.
Deferred Sales Commissions consist of up-front commissions paid to financial advisers and broker-dealers on shares sold without a front-end sales charge to investors, and are amortized over the periods in which they are generally recovered from related revenues, which range from one to seven years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Debt consists of senior notes which are carried at amortized cost. At September 30, 2016, debt also included a loan. The fair values are estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates.
Debt of Consolidated SIPs is carried at amortized cost. The fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions. At September 30, 2016, debt of consolidated SIPs also included debt of consolidated CLOs which was measured based on the fair value of the assets of the CLOs less the fair value of the Company’s own economic interests in the CLOs.
Contingent Consideration Liability consists of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC (“K2”) and is included in other liabilities in the consolidated balance sheet. The liability is carried at fair value, determined using an income-based method which considers the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments.
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
As a multinational corporation, the Company operates in various locations outside the United States and generates earnings from its non-U.S. subsidiaries. The Company indefinitely reinvests the undistributed earnings of all its non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements.
Foreign Currency Translation and Transactions. Assets and liabilities of non-U.S. subsidiaries for which the local currency is the functional currency are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income (loss). Transactions denominated in a foreign currency are revalued at the current exchange rate at the transaction date and any related gains and losses are recognized in earnings.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2016, the Company adopted an amendment to the consolidation guidance issued by the Financial Accounting Standards Board (“FASB”) using the modified retrospective approach which did not require the restatement of prior-year periods. The amendment modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest and results in a lower consolidation threshold for VIEs. The adoption caused the consolidation of 24 SIPs that changed from VOEs to VIEs and three other SIPs that are VIEs. In addition, two CLOs for which the Company was previously the primary beneficiary and five limited partnerships were deconsolidated. The adoption resulted in net increases in total assets, redeemable noncontrolling interests and retained earnings of $180.9 million, $824.7 million and $5.8 million, and net decreases in total liabilities, nonredeemable noncontrolling interests and other equity of $317.9 million, $324.6 million and $7.1 million as of October 1, 2016.
Accounting Guidance Not Yet Adopted
The FASB issued an amendment to the existing stock-based compensation guidance in March 2016. The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle and clarifies the classification of these transactions within the statement of cash flows. The amendment also provides an election to account for forfeitures as they occur, which the Company will make. The Company will adopt the amendment on October 1, 2017. The income tax effect and statement of cash flow changes will be adopted on a prospective basis, and the forfeitures change will be adopted using a modified retrospective basis which will not have a material impact on retained earnings. The Company expects the adoption to increase the volatility of income tax expense as a result of fluctuations in its stock price.
The FASB issued new guidance in May 2014 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The guidance is effective for the Company on October 1, 2018 and allows for either a full retrospective or modified approach at adoption. While the Company’s implementation efforts are ongoing, it does not expect adoption of the guidance to have a significant impact on the timing of recognition for the majority of its operating revenue. The Company is evaluating certain costs to determine if they should be capitalized or expensed based on the criteria in the guidance for costs to obtain or fulfill a contract. Additionally, it is assessing certain arrangements to determine whether it continues to act as a principal and present the related revenue gross of associated expenses. The overall impact upon adoption may differ based on further evaluation, issuance of additional interpretive guidance and other facts and circumstances identified during implementation. The Company has not yet determined its transition approach.
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
The FASB issued new guidance for the accounting for leases in February 2016. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance also requires an evaluation at the inception of a contract to determine whether the contract is or contains a lease. The guidance is effective for the Company on October 1, 2019 and requires a modified retrospective approach at adoption. The Company is currently evaluating the impact of adopting the guidance.
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
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2017	2016	2015
Net income attributable to Franklin Resources, Inc.	$1,696.7	$1,726.7	$2,035.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	12.4	10.9	12.0
Net Income Available to Common Stockholders	$1,684.3	$1,715.8	$2,023.3

Weighted-average shares outstanding – basic	558.8	583.8	614.8
Dilutive effect of nonparticipating nonvested stock unit awards	0.3	—	0.1
Weighted-Average Shares Outstanding – Diluted	559.1	583.8	614.9

Earnings per Share
Basic	$3.01	$2.94	$3.29
Diluted	3.01	2.94	3.29
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.7 million for fiscal year 2017, 1.3 million for the fiscal year ended September 30, 2016 (“fiscal year 2016”), and 0.9 million for the fiscal year ended September 30, 2015 (“fiscal year 2015”).

Note 4 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated SIPs. See Note 9 – Consolidated Sponsored Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2017	2016
Investment securities, trading
SIPs	$31.1	$844.4
Debt and other equity securities	283.4	277.5
Total investment securities, trading	314.5	1,121.9
Investment securities, available-for-sale
SIPs	110.8	297.7
Debt and other equity securities	1.9	3.7
Total investment securities, available-for-sale	112.7	301.4
Investments in equity method investees	893.5	797.4
Other investments	72.9	195.9
Total	$1,393.6	$2,416.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with aggregate carrying amounts of $0.8 million and $117.3 million were pledged as collateral at September 30, 2017 and 2016.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

		Gross Unrealized
(in millions)	Cost Basis	Gains	Losses	Fair Value
as of September 30, 2017
SIPs	$107.9	$9.4	$(6.5)	$110.8
Debt and other equity securities	1.9	—	—	1.9
Total	$109.8	$9.4	$(6.5)	$112.7

as of September 30, 2016
SIPs	$289.6	$13.7	$(5.6)	$297.7
Debt and other equity securities	3.6	0.1	—	3.7
Total	$293.2	$13.8	$(5.6)	$301.4

Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in millions)
as of September 30, 2017
SIPs	$28.4	$(6.3)	$2.4	$(0.2)	$30.8	$(6.5)

as of September 30, 2016
SIPs	$75.8	$(4.3)	$18.0	$(1.3)	$93.8	$(5.6)
The Company recognized $0.8 million, $11.1 million and $10.0 million of other-than-temporary impairment during fiscal years 2017, 2016 and 2015, of which $5.8 million and $8.2 million in fiscal years 2016 and 2015 related to available-for-sale SIPs.
Note 5 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated SIPs. See Note 9 – Consolidated Sponsored Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2017
Assets
Investment securities, trading
SIPs	$31.1	$—	$—	$31.1
Debt and other equity securities	18.2	78.4	186.8	283.4
Investment securities, available-for-sale
SIPs	110.8	—	—	110.8
Debt and other equity securities	1.0	0.6	0.3	1.9
Life settlement contracts	—	—	12.8	12.8
Total Assets Measured at Fair Value	$161.1	$79.0	$199.9	$440.0

Liability
Contingent consideration liability	$—	$—	$51.0	$51.0

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2016
Assets
Investment securities, trading
SIPs	$844.4	$—	$—	$844.4
Debt and other equity securities	2.6	84.1	190.8	277.5
Investment securities, available-for-sale
SIPs	297.7	—	—	297.7
Debt and other equity securities	1.6	2.1	—	3.7
Life settlement contracts	—	—	14.3	14.3
Total Assets Measured at Fair Value	$1,146.3	$86.2	$205.1	$1,437.6

Liability
Contingent consideration liability	$—	$—	$98.1	$98.1
There were no transfers between Level 1 and Level 2, or into Level 3, during fiscal years 2017 and 2016.
Changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

	2017		2016
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the fiscal years ended September 30,
Balance at beginning of year	$205.1	$(98.1)	$20.7	$(102.9)
Acquisition	—	(5.7)	—	—
Total realized and unrealized gains (losses)
Included in investment and other income, net	8.5	—	(2.4)	—
Included in general, administrative and other expense	—	13.8	—	1.0
Purchases	5.4	—	190.4	—
Sales	(17.7)	—	(4.0)	—
Settlements	(4.8)	39.0	(2.8)	3.8
Transfers out of Level 3	(0.4)	—	—	—
Foreign exchange revaluation	3.8	—	3.2	—
Balance at End of Year	$199.9	$(51.0)	$205.1	$(98.1)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of year	$6.0	$8.1	$(4.0)	$1.0

Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$175.7	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.6%
	11.1	Discounted cash flow	Discount rate	4.1%–6.7% (5.7%)
			Risk premium	2.0%–4.1% (2.9%)

Life settlement contracts	12.8	Discounted cash flow	Life expectancy	20–123 months (62)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	51.0	Discounted cash flow	AUM growth rate	1.3%–9.4% (5.3%)
			EBITDA margin	8.5%–8.9% (8.7%)
			Discount rate	14.6%

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading - debt and other equity securities	$190.8	Discounted cash flow	Discount rate	3.6%–6.9% (6.7%)
			Risk premium	2.0%–17.9% (16.5%)
			Liquidity discount	0.0%–10.0% (9.6%)

Life settlement contracts	14.3	Discounted cash flow	Life expectancy	20–132 months (65)
			Discount rate	3.3%–18.0% (11.5%)

Contingent consideration liability	98.1	Discounted cash flow	AUM growth rate	2.4%–11.5% (5.9%)
			EBITDA margin	14.3%
			Discount rate	13.2%
For investment securities, trading - debt and other equity securities using the market pricing technique, a significant increase (decrease) in the redemption price in isolation would result in a significantly higher (lower) fair value measurement, while a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
For investment securities, trading - debt and other equity securities using the discounted cash flow technique, a significant increase (decrease) in the discount rate, risk premium or liquidity discount in isolation would result in a significantly lower (higher) fair value measurement.
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

Financial instruments that were not measured at fair value were as follows:

(in millions)		2017		2016
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,523.3	$8,523.3	$8,247.1	$8,247.1
Other investments
Time deposits	2	13.4	13.4	131.6	131.6
Cost method investments	3	46.7	67.7	50.0	61.3

Financial Liabilities
Debt
Senior notes	2	$1,044.2	$1,073.5	$1,348.5	$1,412.5
Loan	2	—	—	52.7	52.7

Note 6 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2017	2016
Furniture, software and equipment	$804.7	$756.4	3 – 10
Premises and leasehold improvements	580.9	563.5	5 – 35
Land	74.2	74.1	N/A
Total cost	1,459.8	1,394.0
Less: accumulated depreciation and amortization	(942.6)	(870.8)
Property and Equipment, Net	$517.2	$523.2
Depreciation and amortization expense related to property and equipment was $81.5 million, $81.0 million and $81.6 million in fiscal years 2017, 2016 and 2015. The Company recognized insignificant impairment of equipment during each year.

Note 7 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2017	2016
Goodwill	$1,687.2	$1,661.2
Indefinite-lived intangible assets	534.0	530.9
Definite-lived intangible assets, net	6.5	19.2
Goodwill and Other Intangible Assets, Net	$2,227.7	$2,211.3
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016
Balance at beginning of year	$1,661.2	$1,661.2
Acquisition	18.8	—
Foreign exchange revaluation	7.2	—
Balance at End of Year	$1,687.2	$1,661.2
Indefinite-lived intangible assets consist of management contracts. No impairment of goodwill or indefinite-lived intangible assets was recognized during fiscal years 2017, 2016 and 2015.
Definite-lived intangible assets were as follows:

	2017			2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$52.4	$(45.9)	$6.5	$60.1	$(40.9)	$19.2
Amortization expense related to definite-lived intangible assets was $3.9 million, $10.4 million and $20.1 million for fiscal years 2017, 2016 and 2015.
The Company recognized impairment of management contract definite-lived intangible assets of $9.6 million, $28.2 million and $8.2 million during fiscal years 2017, 2016 and 2015. The impairments were primarily related to the K2 acquisition and resulted from increased investor redemptions, as well as lower estimates of future sales and renegotiations of certain investment management fees in fiscal year 2016.
Definite-lived intangible assets had a weighted-average remaining useful life of 8.8 years at September 30, 2017, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2018	$1.0
2019	0.8
2020	0.8
2021	0.7
2022	0.5
Thereafter	2.7
Total	$6.5

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated SIPs. See Note 9 – Consolidated Sponsored Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2017	Effective Interest Rate	2016	Effective Interest Rate
as of September 30,
Senior Notes
$300 million 1.375% notes due September 2017	$—	N/A	$299.7	1.66%
$350 million 4.625% notes due May 2020	349.9	4.74%	349.9	4.74%
$300 million 2.800% notes due September 2022	299.6	2.93%	299.5	2.93%
$400 million 2.850% notes due March 2025	399.5	2.97%	399.4	2.97%
Total senior notes	1,049.0		1,348.5
Other
Loan due March 2017	—	N/A	52.7	9.89%
Debt issuance costs	(4.8)		—
Total	$1,044.2		$1,401.2
At September 30, 2017, the Company’s outstanding senior unsecured unsubordinated notes had an aggregate face value of $1.1 billion. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity.
At September 30, 2016, other debt consisted of the outstanding balance of a loan originated in March 2016 for 6.3 billion Indian Rupees ($93.4 million) at a fixed interest rate of 9.89% to purchase certain securities from SIPs domiciled in India. The loan was secured by a standby letter of credit for 6.5 billion Indian Rupees ($96.6 million) collateralized by a $116.0 million time deposit. The loan agreement was amended in February 2017 with a revised maturity of March 2018, and the loan was fully paid in September 2017.
The Company was in compliance with all debt covenants at September 30, 2017.
At September 30, 2017, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 9 – Consolidated Sponsored Investment Products
The Company consolidates SIPs, which consist of both VOEs and VIEs, when it has a controlling financial interest. New accounting guidance adopted on October 1, 2016 modified the consolidation framework for certain investment entities and all limited partnerships. See Note 2 - New Accounting Guidance in these notes to consolidated financial statements.
Consolidated SIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, which are asset-backed financing entities collateralized by a pool of corporate debt securities. The Company consolidated 58 SIPs, none of which are CLOs, as of September 30, 2017 and 40 SIPs, including three CLOs, as of September 30, 2016. Amounts for prior periods have been reclassified to combine amounts previously presented separately as consolidated SIPs and consolidated VIEs.
The balances of consolidated SIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2017	2016
Assets
Cash and cash equivalents	$226.4	$236.2
Receivables	234.1	47.9
Investments, at fair value	3,467.4	1,513.4
Other assets	0.9	1.4
Total Assets	$3,928.8	$1,798.9

Liabilities
Accounts payable and accrued expenses	$124.1	$65.2
Debt	53.4	682.2
Other liabilities	8.7	8.5
Total liabilities	186.2	755.9
Redeemable Noncontrolling Interests	1,941.9	61.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,511.8	414.1
Nonredeemable noncontrolling interests	288.9	567.8
Total stockholders’ equity	1,800.7	981.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,928.8	$1,798.9
The consolidated SIPs did not have a significant impact on net income attributable to the Company in fiscal years 2017, 2016 and 2015.
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

Investments
Investments of consolidated SIPs consisted of the following:

(in millions)
as of September 30,	2017	2016
Investment securities, trading	$3,017.2	$287.8
Other equity securities	306.9	607.3
Other debt securities	143.3	618.3
Total	$3,467.4	$1,513.4
Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets and also included corporate debt securities held by CLOs at September 30, 2016.
Investments in fund products for which fair value was estimated using NAV as a practical expedient were as follows:

(in millions)
as of September 30,	Redemption Frequency	2017	2016
Real estate and private equity funds	Nonredeemable	$155.2	$444.2
Hedge funds	Monthly, quarterly or triennially	—	1.8
Total		$155.2	$446.0
The investments in real estate and private equity funds are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.4 years and 3.2 years at September 30, 2017 and 2016. The consolidated SIPs’ unfunded commitments to these funds totaled $1.9 million and $74.4 million at September 30, 2017 and 2016, of which the Company was contractually obligated to fund $0.4 million and $2.2 million based on its ownership percentage in the SIPs.

Fair Value Measurements
Assets and liabilities of consolidated SIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2017
Assets
Investments
Equity securities	$331.4	$128.1	$160.7	$155.2	$775.4
Debt securities	1.4	2,555.2	135.4	—	2,692.0
Total Assets Measured at Fair Value	$332.8	$2,683.3	$296.1	$155.2	$3,467.4

Liabilities
Other liabilities	$0.4	$8.3	$—	$—	$8.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2016
Assets
Cash and cash equivalents of CLOs	$146.4	$—	$—	$—	$146.4
Receivables of CLOs	—	23.6	—	—	23.6
Investments
Equity securities	155.4	0.5	160.3	446.0	762.2
Debt securities	—	618.9	132.3	—	751.2
Total Assets Measured at Fair Value	$301.8	$643.0	$292.6	$446.0	$1,683.4

Liabilities
Other liabilities	$0.1	$8.4	$—	$—	$8.5
Receivables of CLOs consisted primarily of investment trades pending settlement. The fair value of the assets was obtained from independent third-party broker or dealer quotes.
Other liabilities consist of short positions in debt and equity securities. The fair value of the liabilities is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices securities are not available.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during fiscal years 2017 and 2016.
Changes in Level 3 assets measured at fair value on a recurring basis were as follows:

	2017			2016
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the fiscal years ended September 30,
Balance at beginning of year	$160.3	$132.3	$292.6	$191.6	$130.2	$321.8
Adoption of new accounting guidance	(45.4)	(0.5)	(45.9)	—	—	—
Realized and unrealized gains (losses) included in investment and other income, net	19.2	(0.3)	18.9	1.2	(10.5)	(9.3)
Purchases	30.4	24.7	55.1	1.6	26.8	28.4
Sales	(6.7)	(22.3)	(29.0)	(34.0)	(15.4)	(49.4)
Settlements	—	(0.6)	(0.6)	—	—	—
Foreign exchange revaluation	2.9	2.1	5.0	(0.1)	1.2	1.1
Balance at End of Year	$160.7	$135.4	$296.1	$160.3	$132.3	$292.6
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$29.4	$(0.9)	$28.5	$(1.1)	$(10.9)	$(12.0)

Valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$101.9	Market comparable companies	EBITDA multiple	5.5–12.3 (9.0)
	44.4	Discounted cash flow	Discount rate	5.7%–17.9% (14.3%)
	14.4	Market pricing	Price to earnings ratio	10.0

Debt securities	112.7	Discounted cash flow	Discount rate	5.0%–33.0% (9.5%)
			Risk premium	0.0%–25.0% (8.4%)
	22.7	Market pricing	Private sale pricing	$33–$57 ($52) per $100 of par

(in millions)
as of September 30, 2016	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$113.1	Market comparable companies	EBITDA multiple	5.0–14.2 (10.3)
			Discount for lack of marketability	25.0%–50.0% (36.6%)
	24.3	Discounted cash flow	Discount rate	5.0%–19.0% (13.7%)
	22.9	Market pricing	Price to book value ratio	1.8–2.3 (2.0)

Debt securities	119.7	Discounted cash flow	Discount rate	6.0%–15.0% (10.4%)
			Risk premium	0.0%–28.0% (9.7%)
			EBITDA multiple	5.5
	12.6	Market pricing	Private sale pricing	$57 per $100 of par
Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs presented in the above tables.
For securities using the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk.
For securities using the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate or risk premium in isolation would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.
For securities using a market pricing valuation technique, a significant increase (decrease) in the price to earnings ratio, private sale pricing or price to book value ratio would result in a significantly higher (lower) fair value measurement.

Financial instruments of consolidated SIPs that were not measured at fair value were as follows:

(in millions)		2017		2016
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$226.4	$226.4	$89.8	$89.8

Financial Liabilities
Debt, excluding CLOs	3	$53.4	$53.1	$75.0	$74.6
Debt of CLOs[1]	2 or 3	—	—	607.2	594.5
_________________
1    Substantially all was Level 2.
Debt
Debt of consolidated SIPs consisted of the following:

	2017		2016
(in millions)	Amount	Weighted-Average Effective Interest Rate	Amount	Weighted-Average Effective Interest Rate
as of September 30,
Debt, excluding CLOs	$53.4	5.15%	$75.0	4.79%
Debt of CLOs	—	N/A	607.2	2.24%
Total	$53.4		$682.2
Debt, excluding CLOs had fixed and floating interest rates ranging from 2.84% to 6.75% at September 30, 2017, and from 2.36% to 6.19% at September 30, 2016.
At September 30, 2017, maturities for debt of consolidated SIPs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2018	$5.8
2019	47.6
Total	$53.4
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of consolidated SIPs were as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Balance at beginning of year	$61.1	$59.6	$234.8
Adoption of new accounting guidance	824.7	—	—
Net income (loss)	53.0	1.6	(6.1)
Net subscriptions and other	884.3	79.9	149.4
Net consolidations (deconsolidations)	118.8	(80.0)	(318.5)
Balance at End of Year	$1,941.9	$61.1	$59.6

Collateralized Loan Obligations
During fiscal years 2017 and 2016, the Company recognized $4.8 million and $6.2 million of net gains related to its own economic interests in consolidated CLOs.
Note 10 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of SIPs and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management fee receivables as follows:

(in millions)
as of September 30,	2017	2016
Receivables	$155.6	$21.4
Investments	129.3	77.3
Total	$284.9	$98.7

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. The Company also may voluntarily elect to provide its SIPs with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its SIPs during fiscal year 2017. During fiscal year 2016, the Company purchased $182.7 million of certain debt securities from six SIPs domiciled in India in order to provide additional liquidity to the SIPs.
Note 11 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Current expense
Federal	$585.0	$582.8	$733.9
State	65.3	47.5	83.1
Non-U.S.	100.2	102.8	121.1
Deferred expense (benefit)	8.9	9.0	(14.4)
Total	$759.4	$742.1	$923.7
The tax benefit from the utilization of net operating loss carry-forwards was insignificant in fiscal years 2017, 2016 and 2015. The Company had tax shortfalls of $8.7 million and $5.9 million in fiscal years 2017 and 2016 associated with stock-based compensation plans, which increased the amount of income taxes that would have otherwise been payable, and a tax benefit of $10.9 million in fiscal year 2015 which reduced the amount of income taxes that would have otherwise been payable. The tax shortfalls and benefit are reflected as components of stockholders’ equity.
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
U.S.	$1,594.5	$1,641.7	$2,026.4
Non-U.S.	954.6	858.1	1,002.0
Total	$2,549.1	$2,499.8	$3,028.4

The Company’s income in certain countries is subject to reduced tax rates due to tax rulings. The impact of the reduced rates on income tax expense was $28.8 million or $0.05 per diluted share for fiscal year 2017, $34.2 million or $0.06 per diluted share for fiscal year 2016, and $68.3 million or $0.11 per diluted share for fiscal year 2015. The tax rulings will expire in fiscal years 2019 and 2022.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2017	2016
Deferred Tax Assets
Deferred compensation and employee benefits	$60.2	$52.9
Stock-based compensation	36.1	36.6
Net operating loss carry-forwards	28.4	32.5
Tax benefit for uncertain tax positions	17.9	19.8
Other	23.9	12.5
Total deferred tax assets	166.5	154.3
Valuation allowance for net operating loss carry-forwards	(25.2)	(24.6)
Deferred tax assets, net of valuation allowance	141.3	129.7
Deferred Tax Liabilities
Goodwill and other purchased intangibles	205.2	202.8
Depreciation on fixed assets	35.3	18.0
Investments in partnerships	26.0	17.9
Deferred commissions	15.0	18.3
Other	14.6	16.5
Total deferred tax liabilities	296.1	273.5
Net Deferred Tax Liability	$154.8	$143.8
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2017	2016
Other assets	$15.8	$17.7
Deferred tax liabilities	170.6	161.5
Net Deferred Tax Liability	$154.8	$143.8

At September 30, 2017, there were $131.4 million of non-U.S. net operating loss carry-forwards, $62.4 million of which expire between fiscal years 2019 and 2038 with the remaining carry-forwards having an indefinite life. In addition, there were $32.2 million in state net operating loss carry-forwards that expire between fiscal years 2020 and 2037. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased $0.6 million in fiscal year 2017 and decreased $9.4 million in fiscal year 2016.
The Company has made no provision for U.S. income taxes on $9.0 billion of cumulative undistributed non-U.S. earnings that are indefinitely reinvested at September 30, 2017. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2017		2016		2015
Federal taxes at statutory rate	$892.2	35.0%	$874.9	35.0%	$1,059.9	35.0%
State taxes, net of federal tax effect	41.4	1.6%	42.7	1.7%	51.6	1.7%
Effect of non-U.S. operations	(146.2)	(5.7%)	(153.0)	(6.1%)	(148.5)	(4.9%)
Effect of net income attributable to noncontrolling interests	(32.6)	(1.3%)	(10.9)	(0.4%)	(24.3)	(0.8%)
Other	4.6	0.2%	(11.6)	(0.5%)	(15.0)	(0.5%)
Tax Provision	$759.4	29.8%	$742.1	29.7%	$923.7	30.5%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Balance at beginning of year	$82.1	$105.2	$118.2
Additions for tax positions of prior years	6.6	0.6	12.6
Reductions for tax positions of prior years	(1.3)	(9.0)	(3.4)
Tax positions related to the current year	11.6	12.9	16.2
Settlements with taxing authorities	(5.2)	(5.4)	(0.1)
Expirations of statute of limitations	(12.7)	(22.2)	(38.3)
Balance at End of Year	$81.1	$82.1	$105.2
If recognized, substantially all of the balance, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2017 and 2016 was $10.4 million and $9.6 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $1.6 million, $(1.3) million and $(6.6) million was recognized during fiscal years 2017, 2016 and 2015. Accrued penalties at September 30, 2017 and 2016 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2017; Canada 2010 to 2017; Hong Kong 2011 to 2017; Singapore 2012 to 2017; Luxembourg 2014 to 2017; the U.K. 2015 to 2017; U.S. federal 2014 to 2017; the States of California and Florida 2013 to 2017; the States of Massachusetts and New York, and City of New York 2014 to 2017; and the State of Minnesota 2015 to 2017.
The Company has on-going examinations in various stages of completion in the States of California, Missouri and New York, and in Canada, Hong Kong, India and Switzerland. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2017 could decrease by an estimated $12.6 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.

Note 12 – Commitments and Contingencies
Legal Proceedings
On July 28, 2016, a former employee filed a class action lawsuit captioned Cryer v. Franklin Resources, Inc., et al. in the United States District Court for the Northern District of California against Franklin, the Franklin Templeton 401(k) Retirement Plan (“Plan”) Investment Committee (“Investment Committee”), and unnamed Investment Committee members. The plaintiff asserts a claim for breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”), alleging that the defendants selected mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan when allegedly lower-cost and better performing non-proprietary investment vehicles were available. The plaintiff also claims that the total Plan costs, inclusive of investment management and administrative fees, are excessive. The plaintiff alleges that Plan losses exceed $79.0 million and seeks, among other things, damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest.
On November 2, 2017, a second former employee, represented by the same law firm, filed another putative class action lawsuit relating to the Plan in the same court, captioned Fernandez v. Franklin Resources, Inc., et al. This second action names the same defendants as those named in the Cryer action, but also includes as defendants the Franklin Board of Directors, individual current and former Franklin directors, and individual current and former Investment Committee members. The plaintiff in this second lawsuit seeks to assert the same ERISA breach of fiduciary duty claim asserted in the Cryer action, as well as claims for alleged prohibited transactions by virtue of the Plan’s investments in the Funds and for an alleged failure to monitor the performance of the Investment Committee. The plaintiff alleges that Plan losses exceed $60.0 million and seeks the same relief sought in the Cryer action.
Management strongly believes that the claims made in these lawsuits are without merit. Discovery is continuing in the Cryer action and the Fernandez action has not yet been served. Franklin will defend against both actions vigorously. Franklin cannot at this time predict the eventual outcome of the lawsuits or whether they will have a material negative impact on the Company, or reasonably estimate the possible loss or range of loss that may arise from any negative outcome.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2017 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2032. Lease expense was $56.3 million, $69.3 million and $58.0 million in fiscal years 2017, 2016 and 2015. Sublease income totaled $0.4 million, $1.6 million and $1.7 million in fiscal years 2017, 2016 and 2015.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2017:

(in millions)
for the fiscal years ending September 30,	Amount
2018	$44.7
2019	41.1
2020	35.6
2021	31.4
2022	28.4
Thereafter	185.8
Total Minimum Lease Payments	$367.0
Future minimum rentals to be received under non-cancelable subleases totaled $0.5 million at September 30, 2017.

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching SIPs. At September 30, 2017, the Company had $73.5 million of committed capital contributions which relate to discretionary commitments to invest in SIPs and other investment products. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
Note 13 – Stock-Based Compensation
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Stock and stock unit awards	$117.0	$125.3	$133.6
Employee stock investment plan	6.4	6.2	6.4
Total	$123.4	$131.5	$140.0
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP, of which 21.0 million shares were available for grant at September 30, 2017.
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
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2017
Nonvested balance at September 30, 2016	2,369	1,288	3,657	$45.67
Granted	2,739	1,124	3,863	34.23
Vested	(2,082)	(355)	(2,437)	43.90
Forfeited/canceled	(243)	(296)	(539)	42.86
Nonvested Balance at September 30, 2017	2,783	1,761	4,544	$37.23
Total unrecognized compensation expense related to nonvested stock and stock unit awards, net of estimated forfeitures, was $118.9 million at September 30, 2017. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2017, 2016 and 2015 were $34.23, $40.88 and $55.65 per share. The total fair value of stock and stock unit awards vested during the same periods was $104.0 million, $92.8 million and $115.2 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.

Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 0.8 million shares were issued under the ESIP during fiscal year 2017, and 3.6 million shares were reserved for future issuance at September 30, 2017.
Note 14 – Defined Contribution Plans
The Company sponsors a 401(k) plan that covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant’s year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company’s non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $45.5 million, $46.8 million and $46.4 million for fiscal years 2017, 2016 and 2015.
Note 15 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Operating Revenues
United States	$3,898.4	$4,063.6	$4,634.2
Luxembourg	1,652.8	1,707.9	2,278.6
Asia-Pacific	281.0	267.9	311.8
Canada	260.8	273.8	339.0
The Bahamas	205.9	204.6	250.2
Europe, the Middle East and Africa, excluding Luxembourg	83.2	94.0	126.8
Latin America	10.1	6.2	8.1
Total	$6,392.2	$6,618.0	$7,948.7

(in millions)
as of September 30,	2017	2016	2015
Property and Equipment, Net
United States	$426.1	$428.0	$406.9
Asia-Pacific	60.2	62.9	68.9
The Bahamas	13.4	14.3	14.6
Europe, the Middle East and Africa	12.2	14.9	14.8
Canada	5.3	3.1	4.5
Latin America	—	—	0.4
Total	$517.2	$523.2	$510.1
Operating revenues are generally allocated to geographic areas based on the location of the subsidiary providing services.

Note 16 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2017	2016	2015
Investment and Other Income, Net
Dividend income	$13.9	$20.6	$10.3
Interest income	74.9	36.5	10.8
Gains (losses) on trading investment securities, net	12.2	50.1	(22.3)
Realized gains on sale of investment securities, available-for-sale	5.6	32.1	28.1
Realized losses on sale of investment securities, available-for-sale	(1.6)	(3.2)	(4.0)
Income (losses) from investments in equity method investees	107.9	56.7	(63.2)
Other-than-temporary impairment of investments	(0.8)	(11.1)	(10.0)
Gains (losses) on investments of consolidated SIPs, net	118.2	(13.5)	18.0
Foreign currency exchange gains (losses), net	(16.0)	(2.9)	57.0
Other, net	22.0	18.7	15.7
Total	336.3	184.0	40.4
Interest Expense	(51.5)	(49.9)	(39.6)
Other Income, Net	$284.8	$134.1	$0.8
Substantially all of the Company’s dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in its nonconsolidated SIPs. Interest income was primarily generated by cash equivalents and trading investment securities. Proceeds from the sale of available-for-sale securities were $51.6 million, $269.4 million and $221.3 million for fiscal years 2017, 2016 and 2015.
Net gains (losses) recognized on the Company’s trading investment securities that were held at September 30, 2017, 2016 and 2015 were $5.0 million, $27.9 million and $(20.3) million. Net gains (losses) recognized on trading investment securities of consolidated SIPs that were held at September 30, 2017, 2016 and 2015 were $21.9 million, $9.4 million and $(17.7) million.

Note 17 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2017
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	6.5	65.4	2.1	74.0
Reclassifications to net investment and other income, net of tax	(4.3)	—	—	(4.3)
Total other comprehensive income	2.2	65.4	2.1	69.7
Balance at September 30, 2017	$2.2	$(281.0)	$(6.0)	$(284.8)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2016
Balance at October 1, 2015	$19.3	$(327.8)	$(5.7)	$(314.2)
Other comprehensive loss
Other comprehensive income (loss) before reclassifications, net of tax	2.7	(18.3)	(2.4)	(18.0)
Reclassifications to net investment and other income, net of tax	(15.2)	—	—	(15.2)
Total other comprehensive loss	(12.5)	(18.3)	(2.4)	(33.2)
Balance at September 30, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees,” “Information about the Board and its Committees–The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2018 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2017.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” of the Company’s 2018 Proxy Statement.
 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2017 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders [1]	2,397,393	[2]	N/A	[3]	24,546,139	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	2,397,393		N/A		24,546,139
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

[4]
As of September 30, 2017, 3.6 million shares of common stock were available for future issuance under the ESIP and 21.0 million shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors-General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions” of the Company’s 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2018 Proxy Statement.

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

(a)(3)	The exhibits listed on the Exhibit Index to this Form 10-K are incorporated herein by reference.

Item 16.	Form 10-K Summary.
None.
EXHIBIT INDEX

Exhibit No.	Description
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
Registrant’s Amended and Restated Bylaws (as adopted and effective October 23, 2017), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on October 23, 2017 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on March 30, 2015 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

Exhibit No.	Description
10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318) (the “2014 Annual Report”)*

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.3 to the 2014 Annual Report*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5	1998 Employee Stock Investment Plan (as amended and restated effective September 13, 2017) (filed herewith)*
10.6	2002 Universal Stock Incentive Plan (as amended and restated effective June 14, 2017) (filed herewith)*
10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-09318)*

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9
Non-Employee Director Compensation as of October 17, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2016 (File No. 001-09318)*

10.10	Named Executive Officer Compensation as of October 1, 2017 (filed herewith)*
12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

 __________________
*        Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 13, 2017	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 13, 2017	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 13, 2017	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 13, 2017	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 13, 2017	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2017	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 13, 2017	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date:	November 13, 2017	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 13, 2017	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 13, 2017	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 13, 2017	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 13, 2017	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director