Form 10-Q
period 2017-12-31
FRANKLIN RESOURCES INC
filed 2018-01-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Outstanding: 551,703,549 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 23, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2017	2016
Operating Revenues
Investment management fees	$1,113.6	$1,063.2
Sales and distribution fees	417.8	419.3
Shareholder servicing fees	54.9	56.6
Other	29.2	21.7
Total operating revenues	1,615.5	1,560.8
Operating Expenses
Sales, distribution and marketing	528.7	520.0
Compensation and benefits	332.5	311.5
Information systems and technology	55.0	51.7
Occupancy	29.4	29.1
General, administrative and other	88.8	61.6
Total operating expenses	1,034.4	973.9
Operating Income	581.1	586.9
Other Income (Expenses)
Investment and other income, net	81.3	46.1
Interest expense	(10.8)	(13.3)
Other income, net	70.5	32.8
Income before taxes	651.6	619.7
Taxes on income	1,223.5	200.9
Net income (loss)	(571.9)	418.8
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(0.1)	2.1
Redeemable noncontrolling interests	11.5	(23.5)
Net Income (Loss) Attributable to Franklin Resources, Inc.	$(583.3)	$440.2

Earnings (Loss) per Share
Basic	$(1.06)	$0.77
Diluted	(1.06)	0.77
Dividends Declared per Share	$0.23	$0.20

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended December 31,
	2017	2016
Net Income (Loss)	$(571.9)	$418.8
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	3.5	(2.4)
Currency translation adjustments, net of tax	15.8	(60.9)
Net unrealized losses on defined benefit plans, net of tax	(1.1)	—
Total other comprehensive income (loss)	18.2	(63.3)
Total comprehensive income (loss)	(553.7)	355.5
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(0.1)	2.1
Redeemable noncontrolling interests	11.5	(23.5)
Comprehensive Income (Loss) Attributable to Franklin Resources, Inc.	$(565.1)	$376.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$8,707.5	$8,523.3
Receivables	769.7	767.8
Investments (including $426.9 and $440.0 at fair value at December 31, 2017 and September 30, 2017)	1,413.5	1,393.6
Assets of consolidated investment products
Cash and cash equivalents	262.9	226.4
Receivables	328.8	234.1
Investments, at fair value	3,649.2	3,467.4
Property and equipment, net	516.6	517.2
Goodwill and other intangible assets, net	2,235.1	2,227.7
Other	191.1	176.5
Total Assets	$18,074.4	$17,534.0

Liabilities
Compensation and benefits	$211.1	$396.6
Accounts payable and accrued expenses	165.3	167.4
Dividends	129.0	113.3
Commissions	322.4	313.3
Income taxes	1,306.7	74.7
Debt	1,044.5	1,044.2
Liabilities of consolidated investment products
Accounts payable and accrued expenses	215.6	124.1
Debt	51.0	53.4
Deferred taxes	125.3	170.6
Other	214.9	198.7
Total liabilities	3,785.8	2,656.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	2,208.1	1,941.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 552,406,256 and 554,865,343 shares issued and outstanding at December 31, 2017 and September 30, 2017	55.2	55.5
Retained earnings	11,969.5	12,849.3
Accumulated other comprehensive loss	(266.6)	(284.8)
Total Franklin Resources, Inc. stockholders’ equity	11,758.1	12,620.0
Nonredeemable noncontrolling interests	322.4	315.8
Total stockholders’ equity	12,080.5	12,935.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$18,074.4	$17,534.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended December 31,
(in millions)	2017	2016
Net Income (Loss)	$(571.9)	$418.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	19.1	17.1
Depreciation and other amortization	20.9	19.9
Stock-based compensation	30.3	30.4
Income from investments in equity method investees	(35.2)	(34.2)
Net gains on investments of consolidated investment products	(4.7)	(2.0)
Deferred income taxes	(49.9)	(6.9)
Other	5.3	(12.9)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(33.8)	(11.8)
Increase in receivables of consolidated investment products	(94.8)	(7.5)
Decrease in trading securities, net	18.6	27.9
Decrease (increase) in trading securities of consolidated investment products, net	(187.1)	43.9
Decrease in accrued compensation and benefits	(186.1)	(161.9)
Increase (decrease) in commissions payable	9.1	(9.6)
Increase in income taxes payable	1,232.0	167.1
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.5	(25.9)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	147.1	(6.2)
Net cash provided by operating activities	320.4	446.2
Purchase of investments	(39.7)	(28.8)
Liquidation of investments	33.9	35.2
Purchase of investments by consolidated investment products	(11.0)	(69.4)
Liquidation of investments by consolidated investment products	22.5	72.7
Additions of property and equipment, net	(19.2)	(12.8)
Adoption of new accounting guidance	—	(49.2)
Net deconsolidation of investment products	(45.1)	(6.1)
Net cash used in investing activities	(58.6)	(58.4)
Dividends paid on common stock	(111.7)	(103.4)
Repurchase of common stock	(198.7)	(256.2)
Proceeds from debt of consolidated investment products	—	0.4
Payments on debt by consolidated investment products	(2.4)	(3.2)
Payments on contingent consideration liability	—	(2.2)
Noncontrolling interests	261.7	(1.3)
Net cash used in financing activities	(51.1)	(365.9)
Effect of exchange rate changes on cash and cash equivalents	10.0	(50.4)
Increase (decrease) in cash and cash equivalents	220.7	(28.5)
Cash and cash equivalents, beginning of period	8,749.7	8,483.3
Cash and Cash Equivalents, End of Period	$8,970.4	$8,454.8

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$38.8	$33.1
Cash paid for interest	14.1	10.1
Cash paid for interest by consolidated investment products	0.7	3.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2017 (“fiscal year 2017”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2017.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2017, the Company adopted an amendment to the existing stock-based compensation guidance issued by the Financial Accounting Standards Board (“FASB”). The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle and clarifies the classification of these transactions within the statement of cash flows. The amendment also provides an election to account for forfeitures as they occur, which the Company made using the modified retrospective approach which did not require the restatement of prior-year periods and did not result in a material impact on retained earnings. The income tax effect and statement of cash flow changes were adopted on a prospective basis. The adoption of the amendment will increase the volatility of income tax expense as a result of fluctuations in the Company’s stock price.
Accounting Guidance Not Yet Adopted
The FASB issued new guidance in May 2014 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The guidance is effective for the Company on October 1, 2018 and allows for either a full retrospective or modified approach at adoption. While the Company’s implementation efforts are ongoing, it does not expect adoption of the guidance to have a significant impact on the timing of recognition for substantially all of its operating revenue or the accounting for its contract costs. The Company continues to assess certain arrangements to determine whether it continues to act as a principal and present the related revenue gross of associated expenses. The overall impact upon adoption may differ based on further evaluation of the Company’s arrangements and other facts and circumstances identified during implementation. The Company has not yet determined its transition approach.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2017.

Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2017
Balance at October 1, 2017	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance	0.4	—	0.4
Net loss	(583.3)	(0.1)	(583.4)
Other comprehensive income	18.2		18.2
Cash dividends declared on common stock	(127.4)		(127.4)
Repurchase of common stock	(200.0)		(200.0)
Stock-based compensation	30.2		30.2
Net subscriptions and other		7.0	7.0
Deconsolidation of investment product		(0.3)	(0.3)
Balance at December 31, 2017	$11,758.1	$322.4	$12,080.5

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the three months ended December 31, 2016
Balance at October 1, 2016	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance	(1.3)	(324.6)	(325.9)
Net income	440.2	2.1	442.3
Other comprehensive loss	(63.3)		(63.3)
Cash dividends declared on common stock	(113.4)		(113.4)
Repurchase of common stock	(261.7)		(261.7)
Stock-based compensation	28.5		28.5
Net subscriptions and other		12.3	12.3
Balance at December 31, 2016	$11,964.8	$282.2	$12,247.0
During the three months ended December 31, 2017 and 2016, the Company repurchased 4.6 million and 7.1 million shares of its common stock at a cost of $200.0 million and $261.7 million under its stock repurchase program. At December 31, 2017, 27.0 million shares remained available for repurchase under the program, which is not subject to an expiration date.
Note 4 – Earnings (Loss) per Share
The components of basic and diluted earnings (loss) per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2017	2016
Net income (loss) attributable to Franklin Resources, Inc.	$(583.3)	$440.2
Less: allocation of earnings to participating nonvested stock and stock unit awards	1.0	3.0
Net Income (Loss) Available to Common Stockholders	$(584.3)	$437.2

Weighted-average shares outstanding – basic	550.7	565.1
Dilutive effect of nonparticipating nonvested stock unit awards	—	0.1
Weighted-Average Shares Outstanding – Diluted	550.7	565.2

Earnings (Loss) per Share
Basic	$(1.06)	$0.77
Diluted	(1.06)	0.77

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive were 1.9 million and 0.7 million for the three months ended December 31, 2017 and 2016.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Investment securities, trading
Sponsored funds	$17.7	$31.1
Debt and other equity securities	281.9	283.4
Total investment securities, trading	299.6	314.5
Investment securities, available-for-sale
Sponsored funds	112.5	110.8
Debt and other equity securities	1.8	1.9
Total investment securities, available-for-sale	114.3	112.7
Investments in equity method investees	922.0	893.5
Other investments	77.6	72.9
Total	$1,413.5	$1,393.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with aggregate carrying amounts of $1.3 million and $0.8 million were pledged as collateral at December 31, 2017 and September 30, 2017.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

		Gross Unrealized
(in millions)	Cost Basis	Gains	Losses	Fair Value
as of December 31, 2017
Sponsored funds	$106.6	$12.0	$(6.1)	$112.5
Debt and other equity securities	1.7	0.1	—	1.8
Total	$108.3	$12.1	$(6.1)	$114.3

as of September 30, 2017
Sponsored funds	$107.9	$9.4	$(6.5)	$110.8
Debt and other equity securities	1.9	—	—	1.9
Total	$109.8	$9.4	$(6.5)	$112.7
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in millions)
as of December 31, 2017
Sponsored funds	$31.2	$(5.9)	$2.4	$(0.2)	$33.6	$(6.1)

as of September 30, 2017
Sponsored funds	$28.4	$(6.3)	$2.4	$(0.2)	$30.8	$(6.5)

The Company recognized $0.5 million and $0.3 million of other-than-temporary impairment during the three months ended December 31, 2017 and 2016.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of December 31, 2017
Assets
Investment securities, trading
Sponsored funds	$17.7	$—	$—	$17.7
Debt and other equity securities	20.0	65.1	196.8	281.9
Investment securities, available-for-sale
Sponsored funds	112.5	—	—	112.5
Debt and other equity securities	0.9	0.6	0.3	1.8
Life settlement contracts	—	—	13.0	13.0
Total Assets Measured at Fair Value	$151.1	$65.7	$210.1	$426.9

Liability
Contingent consideration liability	$—	$—	$62.0	$62.0

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2017
Assets
Investment securities, trading
Sponsored funds	$31.1	$—	$—	$31.1
Debt and other equity securities	18.2	78.4	186.8	283.4
Investment securities, available-for-sale
Sponsored funds	110.8	—	—	110.8
Debt and other equity securities	1.0	0.6	0.3	1.9
Life settlement contracts	—	—	12.8	12.8
Total Assets Measured at Fair Value	$161.1	$79.0	$199.9	$440.0

Liability
Contingent consideration liability	$—	$—	$51.0	$51.0
Level 1 assets consist primarily of sponsored funds and other equity securities for which the fair values are based on published net asset values or quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of corporate debt securities for which the fair value is determined using market pricing, and other debt securities and life settlement contracts for which the fair values are based on discounted cash flows using significant unobservable inputs.
The fair value of the contingent consideration liability is determined using an income-based method which considers the net present value of anticipated future cash flows.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2017 and 2016.

Changes in the Level 3 assets and liability were as follows:

	2017		2016
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the three months ended December 31,
Balance at beginning of period	$199.9	$(51.0)	$205.1	$(98.1)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.2	—	0.6	—
Included in general, administrative and other expense	—	(4.0)	—	12.2
Purchases	5.3	—	0.5	—
Sales	—	—	(2.4)	—
Settlements	—	—	(1.7)	2.2
Foreign exchange revaluation and other	3.7	(7.0)	(3.4)	—
Balance at End of Period	$210.1	$(62.0)	$198.7	$(83.7)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$1.2	$(4.0)	$(0.1)	$12.2
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$180.3	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.6%
	16.5	Discounted cash flow	Discount rate	4.3%–6.7% (5.8%)
			Risk premium	2.0%–4.7% (3.1%)

Life settlement contracts	13.0	Discounted cash flow	Life expectancy	19–121 months (61)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	62.0	Discounted cash flow	AUM growth rate	2.1%
			Discount rate	14.8%

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$175.7	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.6%
	11.1	Discounted cash flow	Discount rate	4.1%–6.7% (5.7%)
			Risk premium	2.0%–4.1% (2.9%)

Life settlement contracts	12.8	Discounted cash flow	Life expectancy	20–123 months (62)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	51.0	Discounted cash flow	AUM growth rate	1.3%–9.4% (5.3%)
			Discount rate	14.6%
For investment securities, trading – debt and other equity securities using the market pricing technique, a significant increase (decrease) in the redemption price in isolation would result in a significantly higher (lower) fair value measurement, while a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
For investment securities, trading – debt and other equity securities using the discounted cash flow technique, a significant increase (decrease) in the discount rate or risk premium in isolation would result in a significantly lower (higher) fair value measurement.
For life settlement contracts, a significant increase (decrease) in the life expectancy or the discount rate in isolation would result in a significantly lower (higher) fair value measurement.

For the contingent consideration liability, a significant increase (decrease) in the assets under management (“AUM”) growth rate, or decrease (increase) in the discount rate, in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments that were not measured at fair value were as follows:

(in millions)		December 31, 2017		September 30, 2017
	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,707.5	$8,707.5	$8,523.3	$8,523.3
Other investments
Time deposits	2	10.6	10.6	13.4	13.4
Cost method investments	3	54.0	74.6	46.7	67.7

Financial Liability
Debt	2	$1,044.5	$1,068.7	$1,044.2	$1,073.5
Note 7 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 52 and 58 CIPs as of December 31, 2017 and September 30, 2017.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$262.9	$226.4
Receivables	328.8	234.1
Investments, at fair value	3,649.2	3,467.4
Other assets	1.0	0.9
Total Assets	$4,241.9	$3,928.8

Liabilities
Accounts payable and accrued expenses	$215.6	$124.1
Debt	51.0	53.4
Other liabilities	10.5	8.7
Total liabilities	277.1	186.2
Redeemable Noncontrolling Interests	2,208.1	1,941.9
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,460.9	1,511.8
Nonredeemable noncontrolling interests	295.8	288.9
Total stockholders’ equity	1,756.7	1,800.7
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,241.9	$3,928.8
The CIPs did not have a significant impact on net income (loss) attributable to the Company during the three months ended December 31, 2017 and 2016.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

Investment products are typically consolidated when the Company makes an initial investment in a newly launched investment entity. They are typically deconsolidated when the Company no longer has a controlling financial interest due to redemptions of its investment or increases in third-party investments. The Company’s investments in these products subsequent to deconsolidation are accounted for as trading or available-for-sale investment securities, or equity method or cost method investments depending on the structure of the product and the Company’s role and level of ownership.
Investments
Investments of CIPs consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Investment securities, trading	$3,204.3	$3,017.2
Other equity securities	308.9	306.9
Other debt securities	136.0	143.3
Total	$3,649.2	$3,467.4
Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets.
Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2017
Assets
Investments
Equity securities	$313.0	$249.4	$159.6	$150.7	$872.7
Debt securities	2.6	2,637.7	136.2	—	2,776.5
Total Assets Measured at Fair Value	$315.6	$2,887.1	$295.8	$150.7	$3,649.2

Liabilities
Other liabilities	$0.6	$9.9	$—	$—	$10.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2017
Assets
Investments
Equity securities	$331.4	$128.1	$160.7	$155.2	$775.4
Debt securities	1.4	2,555.2	135.4	—	2,692.0
Total Assets Measured at Fair Value	$332.8	$2,683.3	$296.1	$155.2	$3,467.4

Liabilities
Other liabilities	$0.4	$8.3	$—	$—	$8.7
Level 1 assets consist of equity and debt securities for which the fair values are based on quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of equity and debt securities of entities in emerging markets for which the fair values are determined using significant unobservable inputs in either a market-based or income-based approach.
The fair value of other liabilities, which consist of short positions in debt and equity securities, is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended December 31, 2017 and 2016.
Investments for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient consisted of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.2 years and 4.4 years at December 31, 2017 and September 30, 2017. The CIPs’ unfunded commitments to these funds totaled $1.9 million, of which the Company was contractually obligated to fund $0.4 million based on its ownership percentage in the CIPs, at both December 31, 2017 and September 30, 2017.
Changes in Level 3 assets were as follows:

	2017			2016
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended December 31,
Balance at beginning of period	$160.7	$135.4	$296.1	$160.3	$132.3	$292.6
Adoption of new accounting guidance	—	—	—	(45.4)	(0.5)	(45.9)
Realized and unrealized gains (losses) included in investment and other income, net	1.9	0.1	2.0	(3.3)	(0.3)	(3.6)
Purchases	11.1	—	11.1	21.0	2.2	23.2
Sales	(14.9)	—	(14.9)	(0.1)	(6.4)	(6.5)
Foreign exchange revaluation	0.8	0.7	1.5	(0.9)	(2.9)	(3.8)
Balance at End of Period	$159.6	$136.2	$295.8	$131.6	$124.4	$256.0
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$1.0	$0.1	$1.1	$(3.4)	$(0.2)	$(3.6)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$133.3	Market comparable companies	EBITDA multiple	5.5–12.3 (8.9)
	26.3	Discounted cash flow	Discount rate	5.7%–17.9% (14.3%)

Debt securities	114.1	Discounted cash flow	Discount rate	5.0%–33.0% (9.4%)
			Risk premium	0.0%–25.0% (8.4%)
	22.1	Market pricing	Private sale pricing	$33–$57 ($53) per $100 of par

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$101.9	Market comparable companies	EBITDA multiple	5.5–12.3 (9.0)
	44.4	Discounted cash flow	Discount rate	5.7%–17.9% (14.3%)
	14.4	Market pricing	Price to earnings ratio	10.0

Debt securities	112.7	Discounted cash flow	Discount rate	5.0%–33.0% (9.5%)
			Risk premium	0.0%–25.0% (8.4%)
	22.7	Market pricing	Private sale pricing	$33–$57 ($52) per $100 of par
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
For securities using the market pricing valuation technique, a significant increase (decrease) in the private sale pricing or price to earnings ratio would result in a significantly higher (lower) fair value measurement.
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2017		September 30, 2017
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$262.9	$262.9	$226.4	$226.4
Financial Liability
Debt	3	$51.0	$50.7	$53.4	$53.1
Debt
Debt of CIPs totaled $51.0 million and $53.4 million at December 31, 2017 and September 30, 2017. The debt had fixed and floating interest rates ranging from 2.84% to 6.88% with a weighted-average effective interest rate of 5.19% at December 31, 2017, and from 2.84% to 6.75% with a weighted-average effective interest rate of 5.15% at September 30, 2017.
At December 31, 2017, maturities for debt of CIPs were as follows:

(in millions)	Carrying Amount
for the fiscal years ending September 30,
2018	$4.1
2019	46.9
Total	$51.0
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the three months ended December 31,	2017	2016
Balance at beginning of period	$1,941.9	$61.1
Adoption of new accounting guidance	—	824.7
Net income (loss)	11.5	(23.5)
Net subscriptions (distributions) and other	254.7	(13.6)
Net deconsolidations	—	(7.5)
Balance at End of Period	$2,208.1	$841.2
Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of investment management fee receivables and equity investments as follows:

(in millions)	December 31, 2017	September 30, 2017
Receivables	$161.6	$155.6
Investments	97.7	129.3
Total	$259.3	$284.9

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the three months ended December 31, 2017 or fiscal year 2017.
Note 9 – Taxes on Income
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate. The Company recognized the effects of the changes in the tax rate and laws resulting from the Tax Act during the quarter ended December 31, 2017.
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated its transition tax expense to be $1,120.7 million. The expense may be adjusted in future quarters upon issuance of additional technical guidance from the Department of Treasury and the completion of the Company’s tax return filings. The federal portion of the transition tax liability, estimated to be $1,101.5 million, will be paid over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
The Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for the fiscal year ending September 30, 2018 is a blended rate of 24.5%, based on the pre- and post-Tax Act rates, and will be 21% for future fiscal years. The Company estimated the related changes in its deferred tax assets and deferred tax liabilities, which resulted in a $35.7 million decrease in deferred tax assets, an $88.8 million decrease in deferred tax liabilities and a $53.1 million net tax benefit. The net tax benefit may be revised in future quarters as the related temporary differences are realized or settled.
Deferred tax assets and deferred tax liabilities were as follows:

(in millions)	December 31, 2017	September 30, 2017
Deferred tax assets, net of valuation allowance	$99.9	$141.3
Deferred tax liabilities	204.3	296.1
Net Deferred Tax Liability	$104.4	$154.8
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)	December 31, 2017	September 30, 2017
Other assets	$20.9	$15.8
Deferred tax liabilities	125.3	170.6
Net Deferred Tax Liability	$104.4	$154.8

Prior to the Tax Act, the Company indefinitely reinvested the undistributed earnings of all its foreign subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. The Company is currently reconsidering its repatriation policy in light of the changes contained in the Tax Act.
The Company’s effective income tax rate was 187.8% for the three months ended December 31, 2017, and is expected to be approximately 70% for the full fiscal year 2018.
Taxes on income and the related impact on the effective income tax rate for the three months ended December 31, 2017 were as follows:

(in millions)	Amount	Percentage of Income Before Taxes
Tax expense before one-time charges	$154.6	23.7%
Transition tax on deemed repatriation of undistributed foreign earnings	1,120.7	172.0%
Revaluation of net deferred tax liabilities	(53.1)	(8.1%)
Other Tax Act impacts	1.3	0.2%
Total	$1,223.5	187.8%

Note 10 – Commitments and Contingencies
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
On November 2, 2017, a second former employee, represented by the same law firm, filed another putative class action lawsuit relating to the Plan in the same court, captioned Fernandez v. Franklin Resources Inc., et al. This second action names the same defendants as those named in the Cryer action, but also includes as defendants the Franklin Board of Directors, individual current and former Franklin directors, and individual current and former Investment Committee members. The plaintiff in this second lawsuit seeks to assert the same ERISA breach of fiduciary duty claim asserted in the Cryer action, as well as claims for alleged prohibited transactions by virtue of the Plan's investments in the Funds and for an alleged failure to monitor the performance of the Investment Committee. The plaintiff alleges that Plan losses exceed $60.0 million and seeks the same relief sought in the Cryer action.
Management strongly believes that the claims made in these lawsuits are without merit. Discovery is continuing in the Cryer action and the Fernandez action is at the pleadings stage. Franklin will defend against both actions vigorously. Franklin cannot at this time predict the eventual outcome of the lawsuits or whether they will have a material negative impact on the Company, or reasonably estimate the possible loss or range of loss that may arise from any negative outcome.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2017 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At December 31, 2017, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2017.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the three months ended December 31, 2017
Nonvested balance at October 1, 2017	2,783	1,761	4,544	$37.23
Granted	2,144	708	2,852	42.90
Vested	(125)	(512)	(637)	39.19
Forfeited/canceled	(46)	(120)	(166)	50.86
Nonvested Balance at December 31, 2017	4,756	1,837	6,593	$39.15
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $203.1 million at December 31, 2017. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2017	2016
Investment and Other Income, Net
Interest income	$23.8	$13.6
Dividend income	4.7	2.4
Gains on trading investment securities, net	0.7	2.0
Realized gains on sale of investment securities, available-for-sale	—	0.6
Realized losses on sale of investment securities, available-for-sale	—	(0.7)
Income from investments in equity method investees	35.2	34.2
Other-than-temporary impairment of investments	(0.5)	(0.3)
Gains (losses) on investments of CIPs, net	16.0	(29.9)
Foreign currency exchange gains (losses), net	(2.9)	19.8
Other, net	4.3	4.4
Total	81.3	46.1
Interest Expense	(10.8)	(13.3)
Other Income, Net	$70.5	$32.8
Interest income was primarily generated by cash equivalents and trading investment securities. Substantially all of the dividend income was generated by investments in nonconsolidated funds. Proceeds from the sale of available-for-sale securities were $16.0 million and $8.6 million for the three months ended December 31, 2017 and 2016.
Net gains recognized on the Company’s trading investment securities that were held at December 31, 2017 and 2016 were $1.3 million and $0.2 million. Net gains (losses) recognized on trading investment securities of CIPs that were held at December 31, 2017 and 2016 were $20.0 million and $(18.5) million.
Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2017
Balance at October 1, 2017	$2.2	$(281.0)	$(6.0)	$(284.8)
Other comprehensive income (loss)	3.5	15.8	(1.1)	18.2
Balance at December 31, 2017	$5.7	$(265.2)	$(7.1)	$(266.6)

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2016
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(2.6)	(60.9)	—	(63.5)
Reclassifications to net investment and other income, net of tax	0.2	—	—	0.2
Total other comprehensive loss	(2.4)	(60.9)	—	(63.3)
Balance at December 31, 2016	$(2.4)	$(407.3)	$(8.1)	$(417.8)

There were no reclassifications from accumulated other comprehensive income (loss) for the three months ended December 31, 2017.
Note 14 – Subsequent Event
On January 17, 2018, the Company entered into an agreement to acquire all of the outstanding shares of Edinburgh Partners Limited, a global value investment manager based in the United Kingdom.
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
The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2017 (“fiscal year 2017”) filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products that include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. Our products and investment management and related services are distributed or marketed to investors globally under nine distinct brand names: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2® and LibertyShares®. We offer a broad range of products under equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth below, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales, the number of shareholder transactions and accounts, and the fees charged for our services, which are based on contracts with our funds or our clients. These arrangements could change in the future.

During our first fiscal quarter, the global equity markets continued to provide positive returns, reflecting, among other things, generally positive global economic data and U.S. tax reform, as the S&P 500 Index and MSCI World Index increased 6.6% and 5.6%. The global bond markets were also positive as the Bloomberg Barclays Global Aggregate Index increased 1.1% during the quarter.
Our total AUM at December 31, 2017 was $753.8 billion, comparable to September 30, 2017 and 5% higher than at December 31, 2016. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2017 increased 4% from the same period in the prior fiscal year.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality customer service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2017	2016
Operating revenues	$1,615.5	$1,560.8	4%
Operating income	581.1	586.9	(1%)
Net income (loss) attributable to Franklin Resources, Inc.	(583.3)	440.2	NM
Diluted earnings (loss) per share	$(1.06)	$0.77	NM
Operating margin [1]	36.0%	37.6%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $5.8 million for the three months ended December 31, 2017, as compared to the same period in the prior fiscal year, as operating revenues increased 4% and operating expenses increased 6%. The net loss attributable to Franklin Resources, Inc. for the three months ended December 31, 2017 includes the impact of an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Cuts and Jobs Act of 2017.
The diluted loss per share for the three months ended December 31, 2017 reflects the $1.94 per share impact of the estimated income tax charge and also includes the impact of a 3% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2017.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	December 31, 2017	December 31, 2016	Percent Change
Equity
Global/international	$212.0	$196.7	8%
United States	109.4	101.6	8%
Total equity	321.4	298.3	8%
Multi-Asset/Balanced	142.7	138.3	3%
Fixed Income
Tax-free	69.4	71.7	(3%)
Taxable
Global/international	163.7	153.6	7%
United States	50.0	51.9	(4%)
Total fixed income	283.1	277.2	2%
Cash Management	6.6	6.2	6%
Total	$753.8	$720.0	5%
AUM at December 31, 2017 increased 5% from December 31, 2016 as $60.3 billion of net market change and other, which consists of $85.4 billion of market appreciation and other, net of $25.1 billion of long-term distributions, was partially offset by $26.5 billion of net outflows.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2017	2016		2017	2016
Equity
Global/international	$210.0	$197.0	7%	28%	27%
United States	108.7	101.3	7%	14%	14%
Total equity	318.7	298.3	7%	42%	41%
Multi-Asset/Balanced	143.0	136.7	5%	19%	19%
Fixed Income
Tax-free	70.1	74.1	(5%)	9%	10%
Taxable
Global/international	164.1	155.0	6%	22%	22%
United States	50.3	52.4	(4%)	7%	7%
Total fixed income	284.5	281.5	1%	38%	39%
Cash Management	6.5	6.2	5%	1%	1%
Total	$752.7	$722.7	4%	100%	100%

Components of the change in AUM are shown below. Net market change and other includes long-term distributions, appreciation (depreciation), foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended December 31,		Percent Change
	2017	2016
Beginning AUM	$753.2	$733.3	3%
Long-term sales	28.1	24.5	15%
Long-term redemptions	(39.4)	(46.7)	(16%)
Long-term net exchanges	(0.1)	(0.4)	(75%)
Long-term reinvested distributions	9.1	8.2	11%
Net flows	(2.3)	(14.4)	(84%)
Net market change and other	2.9	1.1	164%
Ending AUM	$753.8	$720.0	5%
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the three months ended December 31, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	5.9	3.6	3.5	1.5	11.1	2.5	—	28.1
Long-term redemptions	(11.6)	(5.5)	(5.8)	(3.2)	(10.2)	(3.1)	—	(39.4)
Long-term net exchanges	0.1	—	0.1	(0.2)	(0.3)	0.2	—	(0.1)
Long-term reinvested distributions	2.0	3.4	1.7	0.5	1.2	0.3	—	9.1
Net flows	(3.6)	1.5	(0.5)	(1.4)	1.8	(0.1)	—	(2.3)
Net market change and other	5.8	0.7	(0.1)	(0.2)	(3.1)	(0.5)	0.3	2.9
AUM at December 31, 2017	$212.0	$109.4	$142.7	$69.4	$163.7	$50.0	$6.6	$753.8

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the three months ended December 31, 2016	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	5.9	3.7	4.0	2.2	6.1	2.6	—	24.5
Long-term redemptions	(10.7)	(7.5)	(6.7)	(3.7)	(14.2)	(3.9)	—	(46.7)
Long-term net exchanges	(0.2)	0.2	0.1	(0.5)	(0.2)	0.2	—	(0.4)
Long-term reinvested distributions	2.1	3.1	1.4	0.5	0.8	0.3	—	8.2
Net flows	(2.9)	(0.5)	(1.2)	(1.5)	(7.5)	(0.8)	—	(14.4)
Net market change and other	(0.8)	(1.2)	2.1	(3.3)	4.9	(0.7)	0.1	1.1
AUM at December 31, 2016	$196.7	$101.6	$138.3	$71.7	$153.6	$51.9	$6.2	$720.0
AUM increased $0.6 billion during the three months ended December 31, 2017 due to $2.9 billion of net market change and other, substantially offset by $2.3 billion of net outflows. Net market change and other primarily consists of $13.4 billion of market appreciation net of $11.5 billion of long-term distributions. The market appreciation occurred primarily in equity products and reflected positive returns in global equity markets as evidenced by increases of 6.6% and 5.6% in the S&P 500 Index and MSCI World Index. The net outflows occurred most significantly in global/international equity products. Included in the net outflows were outflows of $0.9 billion from two global/international fixed income funds with global macro strategies and $0.7 billion from an institutional separate account, and inflows of $1.3 billion in a global/international fixed income fund that introduced a new share class structure during fiscal year 2017 and $1.1 billion in an institutional separate account. Long-term sales increased 15% to $28.1 billion, as compared to the prior-year period, primarily due to higher sales in global/international fixed income products, partially offset by lower sales in tax-free fixed income and multi-asset/balanced products. Long-term redemptions decreased 16% to $39.4 billion primarily due to lower redemptions of global/international fixed income and U.S. equity products.

AUM decreased $13.3 billion or 2% during the three months ended December 31, 2016, primarily due to $14.4 billion of net outflows which occurred in all long-term investment objectives and most significantly in global/international products. The net outflows included $6.8 billion from three global/international fixed income funds with global macro strategies and $2.4 billion redeemed by two sub-advised variable annuity clients due to shifts in their investment strategies. Net market change and other was $1.1 billion, which primarily consists of $15.2 billion of market appreciation net of $9.4 billion of long-term distributions and a $4.8 billion decrease from foreign exchange revaluation. The market appreciation occurred primarily in global/international and multi-asset/balanced products and reflected strong performance of our global/international fixed income products despite a 7.1% decrease in the Bloomberg Barclays Global Aggregate Index, and positive returns in global equity markets as evidenced by increases of 3.8% and 2.0% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Euro, Japanese yen, Australian dollar and Canadian dollar.
Average AUM by sales region was as follows:

	Three Months Ended December 31,		Percent Change
(in billions)	2017	2016
United States	$499.0	$492.1	1%
International
Europe, the Middle East and Africa	109.0	101.1	8%
Asia-Pacific	94.9	82.3	15%
Canada	31.8	30.4	5%
Latin America[1]	18.0	16.8	7%
Total international	253.7	230.6	10%
Total	$752.7	$722.7	4%
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 66% and 68% for the three months ended December 31, 2017 and 2016.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 80% of AUM exceeding the benchmark and peer group median comparisons for the five- and ten-year periods. Lower performance by these products during the three months ended December 31, 2017 resulted in significant reductions from September 30, 2017 to the benchmark and peer group median comparisons for the one-year and three-year periods. The performance of our multi-asset/balanced products significantly exceeded the peer group median for the ten-year period, but has lagged in the other period comparisons and against the benchmarks for all periods presented, reflecting the performance of a fund that represents approximately 70% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2017	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	21%	16%	17%	27%	26%	30%	40%	44%
United States	42%	41%	20%	29%	31%	58%	38%	73%
Total equity	28%	25%	18%	28%	28%	40%	39%	56%
Multi-Asset/Balanced	11%	11%	9%	10%	8%	7%	9%	96%
Fixed Income
Tax-free	28%	29%	29%	39%	37%	40%	42%	85%
Taxable
Global/international	18%	11%	80%	81%	4%	25%	85%	88%
United States	32%	28%	45%	57%	11%	12%	17%	37%
Total fixed income	23%	19%	60%	63%	15%	27%	59%	78%
__________________

[1]	AUM measured in the benchmark and peer group rankings represents 88% and 82% of our total AUM as of December 31, 2017.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

[3]
The peer group rankings are sourced from either Lipper, a Thomson Reuters Company, Morningstar or eVestment in each fund’s market and were based on an absolute ranking of returns. © 2018 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 18, 2018 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2017	2016
Investment management fees	$1,113.6	$1,063.2	5%
Sales and distribution fees	417.8	419.3	0%
Shareholder servicing fees	54.9	56.6	(3%)
Other	29.2	21.7	35%
Total Operating Revenues	$1,615.5	$1,560.8	4%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of the market value of AUM. Annual rates vary by investment objective and type of services provided. Rates for products sold outside of the U.S. are generally higher than for U.S. products because they are structured to compensate for certain distribution costs.
Investment management fees increased $50.4 million for the three months ended December 31, 2017 primarily due to a 4% increase in average AUM, which occurred most significantly in the equity and global/international fixed income investment objectives, and across all sales regions. A higher effective fee rate also contributed to the increase in fees.

Our effective investment management fee rate (annualized investment management fees divided by average AUM) increased to 59.2 basis points for the three months ended December 31, 2017, from 58.8 basis points for the same period in the prior fiscal year, primarily due to a higher weighting of AUM in international products.
Performance-based investment management fees were $1.8 million and $1.6 million for the three months ended December 31, 2017 and 2016.
Our product offerings and global operations are diverse. As such, the impact of future changes in the market value of AUM on investment management fees will be affected by the relative mix of investment objective, geographic region, distribution channel and investment vehicle of the assets.
Sales and Distribution Fees
We earn fees from the sale of certain classes of sponsored funds on which investors pay a commission at the time of purchase (“commissionable sales”). Sales commissions are reduced or eliminated on some share classes and for some sale transactions depending upon the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
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
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our funds to investors on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2017	2016
Asset-based fees	$340.8	$338.3	1%
Sales-based fees	74.3	78.8	(6%)
Contingent sales charges	2.7	2.2	23%
Sales and Distribution Fees	$417.8	$419.3	0%
Asset-based distribution fees increased $2.5 million for the three months ended December 31, 2017 as fees related to non-U.S. products increased $12.0 million primarily due to an 11% increase in the related average international AUM, while fees related to U.S. products decreased $9.5 million primarily due to a 3% decrease in the related average U.S. AUM.
Sales-based fees decreased $4.5 million for the three months ended December 31, 2017 as fees related to U.S. products decreased $10.6 million primarily due to a 14% decrease in U.S. commissionable sales, while fees related to non-U.S. products increased $6.1 million primarily due to a 111% increase in international commissionable sales. Total commissionable sales increased 3%.
Commissionable sales represented 9% and 10% of total sales, and U.S. product commissionable sales were 71% and 86% of total commissionable sales, for the three months ended December 31, 2017 and 2016.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
We earn shareholder servicing fees from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. Effective November 1, 2017, the fees for U.S. funds changed to be based on the level of AUM and number of transactions in shareholder accounts from the prior structure of a fixed charge per shareholder account that varied by fund type and service provided. We do not expect this change to have a significant impact on total annual shareholder servicing fees. Outside of the U.S., the fees are based on the level of AUM and/or the number of shareholder accounts.

We also provide other services to individual and trust clients, including trust services, for which fees are based on the level of AUM, and estate planning and tax planning and preparation, for which fees are primarily account based.
Shareholder servicing fees decreased $1.7 million for the three months ended December 31, 2017 primarily due to a $3.0 million decrease from investment products in the U.S. resulting from lower levels of accounts and transactions, partially offset by a $0.9 million increase from investment products in Europe and Asia resulting from higher levels of related AUM.
Other
Other revenue increased $7.5 million for the three months ended December 31, 2017 primarily due to higher interest and dividend income from consolidated investment products.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2017	2016
Sales, distribution and marketing	$528.7	$520.0	2%
Compensation and benefits	332.5	311.5	7%
Information systems and technology	55.0	51.7	6%
Occupancy	29.4	29.1	1%
General, administrative and other	88.8	61.6	44%
Total Operating Expenses	$1,034.4	$973.9	6%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker-dealers and other third parties for providing services to investors in our sponsored funds, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to investors. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2017	2016
Asset-based expenses	$440.6	$431.8	2%
Sales-based expenses	69.0	71.1	(3%)
Amortization of deferred sales commissions	19.1	17.1	12%
Sales, Distribution and Marketing	$528.7	$520.0	2%
Asset-based expenses increased $8.8 million for the three months ended December 31, 2017 as distribution expenses related to non-U.S. products increased $20.2 million primarily due to a 9% increase in the related average international AUM, while expenses related to U.S. products decreased $11.4 million primarily due to a 3% decrease in the related average U.S. AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $2.1 million for the three months ended December 31, 2017 as expenses related to U.S. products decreased $9.5 million primarily due to a 14% decrease in U.S. commissionable sales, while expenses from non-U.S. products increased $7.4 million primarily due to a 111% increase in international commissionable sales.

Amortization of deferred sales commissions increased $2.0 million for the three months ended December 31, 2017 primarily due to higher sales of non-U.S. shares sold without a front-end sales charge to investors, partially offset by lower such sales of U.S. shares.
Compensation and Benefits
Compensation and benefit expenses increased $21.0 million for the three months ended December 31, 2017 due to increases of $15.9 million in salaries, wages and benefits and $5.1 million in variable compensation. Salaries, wages and benefits increased primarily due to increases of $7.3 million from higher average staffing levels and $5.0 million for annual merit salary adjustments that were effective December 1, 2017 and 2016. Variable compensation increased primarily due to a $6.1 million increase in bonus expense due to lower expectations of our annual performance during the prior-year period.
Variable compensation as a percentage of compensation and benefits was 33% and 34% for the three months ended December 31, 2017 and 2016. At December 31, 2017, our global workforce had increased to approximately 9,500 employees from approximately 9,100 at December 31, 2016.
We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefit expenses going forward. However, in order to attract and retain talented individuals, our level of compensation and benefit expenses may increase more quickly or decrease more slowly than our revenue.
Information Systems and Technology
Information systems and technology expenses increased $3.3 million for the three months ended December 31, 2017 primarily due to higher software and technology consulting costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2017	2016
Net carrying value at beginning of period	$102.1	$88.1
Additions, net of disposals	16.0	20.5
Amortization	(12.2)	(12.5)
Net Carrying Value at End of Period	$105.9	$96.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $0.3 million for the three months ended December 31, 2017.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion, professional fees, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $27.2 million for the three months ended December 31, 2017 primarily due to a $16.2 million increase in contingent consideration expense related to the liability for the K2 Advisors Holdings, LLC (“K2”) acquisition. The fair value of the K2 liability increased by $4.0 million as compared to a decrease of $12.2 million in the prior-year period. Additionally, professional fees increased $3.4 million related to various corporate activities, advertising and promotion expenses increased $2.3 million and corporate travel expenses increased $1.7 million.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2017	2016
Investment and other income, net	$81.3	$46.1	76%
Interest expense	(10.8)	(13.3)	(19%)
Other Income, Net	$70.5	$32.8	115%
Investment and other income, net consists primarily of income from equity method investees, interest and dividend income, gains (losses) on investments of consolidated investment products (“CIPs”), and foreign currency exchange gains (losses).
Other income, net increased $37.7 million for the three months ended December 31, 2017, primarily due to gains on investments held by CIPs and higher interest income, partially offset by unfavorable impacts from foreign currency exchange. Investments held by CIPs generated net gains of $16.0 million, as compared to net losses of $29.9 million in the prior year. The gains were primarily from higher market valuations of holdings by various global/international fixed income funds. Interest income increased $10.2 million primarily due to higher levels of interest rates. The increases were partially offset by $2.9 million of net foreign currency exchange losses, as compared to net gains of $19.8 million in the prior year, primarily from the impact of weakening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
Significant portions of the net gains (losses) of CIPs are offset in noncontrolling interests in our consolidated statements of income.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at December 31, 2017, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Trading Investments	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$8,707.5	$—	$—	$—	$8,707.5
Investments
Equity
Global/international	73.2	14.4	744.0	222.7	1,054.3
United States	7.1	5.4	10.8	3.5	26.8
Total equity	80.3	19.8	754.8	226.2	1,081.1
Multi-Asset/Balanced	18.8	5.5	18.8	191.0	234.1
Fixed Income
Tax-free	0.2	—	—	—	0.2
Taxable
Global/international	55.2	274.3	148.1	654.0	1,131.6
United States	37.4	—	0.3	394.0	431.7
Total fixed income	92.8	274.3	148.4	1,048.0	1,563.5
Total investments	191.9	299.6	922.0	1,465.2	2,878.7
Total Cash and Cash Equivalents and Investments	$8,899.4	$299.6	$922.0	$1,465.2	$11,586.2

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2017 for information on investment accounting classifications.

[2]
Other consists of $114.3 million of available-for-sale investments and $13.0 million of investments in life settlement contracts, both of which are measured at fair value, and $64.6 million of investments carried at cost.

The percentages of direct cash, cash equivalents and investments held by our U.S. and non-U.S. operations were 20% and 80% at December 31, 2017.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The effects of the changes in the tax rate and laws resulting from the Tax Act were recognized during the quarter ended December 31, 2017.
The transition tax expense was estimated to be $1,120.7 million based on information available as of December 31, 2017 and may be adjusted in future quarters upon issuance of additional technical guidance from the Department of Treasury and the completion of our tax return filings. The revaluation of our net deferred tax liabilities at the lower corporate income tax rate resulted in an estimated net tax benefit of $53.1 million, which may be revised in future quarters as the related temporary differences are realized or settled.
The federal statutory rate for our fiscal year ending September 30, 2018 is a blended rate of 24.5% based on the pre- and post-Tax Act rates, and will be 21.0% for future fiscal years.

Our effective income tax rate was 187.8% and 32.4% for the three months ended December 31, 2017 and 2016. The rate increase was primarily due to the impact of the transition tax, partially offset by the net tax benefit from the revaluation of net deferred tax liabilities and the lower statutory rate. Our effective income tax rate is expected to be approximately 70% for the full fiscal year 2018, and approximately 24% to 25% excluding the one-time impacts of the Tax Act.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates. Changes in tax rates in these jurisdictions and in our estimated impacts from the Tax Act may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2017	2016
Cash Flow Data
Operating cash flows	$320.4	$446.2
Investing cash flows	(58.6)	(58.4)
Financing cash flows	(51.1)	(365.9)
Net cash provided by operating activities decreased during the three months ended December 31, 2017 primarily due to activities of CIPs, which had increases in trading securities and receivables that were partially offset by an increase in accounts payable and accrued expenses. Net cash used in investing activities increased slightly as higher net deconsolidations of CIPs and net purchases of investments were substantially offset by the adoption of new accounting guidance in the prior year. Net cash used in financing activities decreased primarily due to net subscriptions in CIPs by noncontrolling interests, as compared to net redemptions in the prior year, and lower repurchases of common stock.
The assets and liabilities of CIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the CIPs’ assets, other than our direct equity investment in them and investment management fees earned from them. The debt holders of the CIPs have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the CIPs’ liabilities. Accordingly, the assets and liabilities of CIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$8,707.5	$8,523.3
Receivables	769.7	767.8
Investments	1,909.9	1,995.2
Total Liquid Assets	$11,387.1	$11,286.3

Liability
Debt	$1,044.5	$1,044.2
Liquidity
Liquid assets consist of cash and cash equivalents, receivables, and certain investments. Cash and cash equivalents primarily consist of debt instruments with original maturities of three months or less at the purchase date, money market funds, time deposits with maturities of three months or less, and deposits with financial institutions. Liquid investments consist of trading and available-for-sale securities, investments in equity method investees consisting of sponsored mutual funds, direct investments in redeemable CIPs, and time deposits with maturities greater than three months.
Cash and cash equivalents at December 31, 2017 increased from September 30, 2017 primarily due to net cash provided by operating activities, partially offset by net cash used in investing and financing activities.

We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. Also, as a multi-national corporation, we operate in various locations outside of the U.S. Certain of our non-U.S. subsidiaries are subject to regulatory or contractual repatriation restrictions or requirements. Such restrictions and requirements limit our ability to transfer cash between various international jurisdictions, including repatriation to the U.S. Should we require more capital in the U.S. than is generated domestically, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could elect to repatriate future earnings from non-U.S. jurisdictions or raise capital through debt or equity issuance. Certain of these alternatives could result in higher effective tax rates, increased interest expense or other dilution to our earnings. We are currently reassessing our repatriation policy in light of the changes contained in the Tax Act. At December 31, 2017, our U.S. and non-U.S. subsidiaries held $869.3 million and $2,633.2 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our products, as compared to $861.8 million and $2,620.1 million held at September 30, 2017. Included in these amounts were U.S. and non-U.S. liquid assets that were restricted from transfer to Franklin and other subsidiaries of $4.2 million and $161.1 million at December 31, 2017 and $4.1 million and $163.3 million at September 30, 2017.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2017, $1,049.0 million of the notes were outstanding with an aggregate face value of $1,050.0 million. The notes were issued at fixed interest rates and consist of $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at December 31, 2017.
At December 31, 2017, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, repurchase shares of our common stock, invest in our products, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and income taxes, and repay and service debt. We are currently reassessing our capital management policy in light of the changes contained in the Tax Act.
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.23 and $0.20 per share during the three months ended December 31, 2017 and 2016. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2017 and 2016, we repurchased 4.6 million and 7.1 million shares of our common stock at a cost of $200.0 million and $261.7 million. At December 31, 2017, 27.0 million shares remained available for repurchase under the program, which is not subject to an expiration date.

We redeemed $91.3 million, net of investments, from our sponsored products during the three months ended December 31, 2017, and invested $36.6 million, net of redemptions, in the prior-year period.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITY
Our contractual obligations, commitments and contingent liability are summarized in our Form 10-K for the fiscal year ended September 30, 2017.
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We estimated our federal transition tax liability to be $1,101.5 million. This liability is payable over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
At December 31, 2017, there were no other material changes in our other contractual obligations, commitments and contingent liability from September 30, 2017.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results may differ from those estimates under different assumptions. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2017.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and certain investment management fees earned from these entities. As of December 31, 2017, we were the primary beneficiary of 32 investment product VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2017, Level 3 assets represented 12% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 86% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during the three months ended December 31, 2017.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2017, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used as of August 1, 2017. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.

While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of December 31, 2017, our total AUM by fair value hierarchy level was 54% Level 1, 45% Level 2 and 1% Level 3.
Income Taxes
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our foreign subsidiaries. Prior to enactment of the Tax Act, we indefinitely reinvested the undistributed earnings of all our foreign subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. We are currently reconsidering our repatriation policy in light of the changes contained in the Tax Act.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products that include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. Our funds may be subject to liquidity risks or an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. We have in the past, and may in the future, at our discretion, provide financial support to our funds to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and multi-asset/balanced products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from our equity and certain multi-asset/balanced products than from our fixed income products. Further, changing market conditions and investor preferences also may cause a shift in our asset mix towards lower fee exchange traded funds. Increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
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
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury. Given our global operations, we are also subject to securities laws and other laws of various non-U.S. jurisdictions and to regulation by non-U.S. regulators including, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. In some cases, our non-U.S. operations may also be subject to regulation by U.S. regulators, such as the SEC, the CFTC and the DOJ (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions, including the European Union (“EU”), where our products and services are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Further, certain federal and state anti-takeover or business combination laws may impose various disclosure and procedural requirements on the ability of a person to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.
Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, the CFTC and/or registered with or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) or authorized by various European and other non-U.S. regulators pursuant to the EU’s Undertakings for Collective Investment in Transferable Securities (“UCITS”) Directive or under other non-U.S. laws in Europe, the Middle East and Africa, Asia-Pacific, Canada and Latin America. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. Our subsidiaries must also comply with complex tax regimes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our products and services. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Full compliance with the latter is required by December 1, 2018.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Failure to comply with the laws, rules or regulations in any of the jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our products and services in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings may at times materially impact our effective tax rate, such as pursuant to the Tax Cuts and Jobs Act enacted into law in the U.S. on December 22, 2017.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology to, among other things, support our business continuity and operations, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, systems failures, data or privacy breaches, or other security breaches (including any cyber security breaches) in these and other processes could subject us to client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to effectively secure information through system security technology, the technology systems we use are vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external hacker attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information)

or an authorized employee or vendor inadvertently causing us to release confidential information, which could materially harm our operations and reputation. Potential system disruptions, failures or breaches of the technology systems we use, and the costs necessary to address them, could result in: material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential information; loss of valuable information; breach of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security costs to mitigate against future incidents; reputational harm; regulatory actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
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
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investors globally through our products. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to effectively process and monitor a large number of transactions, many of which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our employees who may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, or otherwise damage our reputation. In addition, any misrepresentation of our products and services in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell our products such as our funds and strategies, and offer our investment management and related services, in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain their authorizations in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into international joint ventures or take minority stakes in companies in which we typically do not have control. These investments may involve risks, including the risk that the controlling stakeholder or our joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, our joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
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
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of exchange-traded funds, to the extent that there is a trend among existing or potential clients in favor of lower fee index and other exchange-traded funds, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers, whom we rely upon to distribute and sell certain of our funds and other products, may also sell their own proprietary funds and products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our products, offering a mix of products and strategies that meets investor demands, and our ability to maintain our investment management fees and pricing structure at competitive levels.
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain

U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. We believe that the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. This rule may impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and may negatively impact our business. Certain aspects of the rule became applicable in June 2017, while other aspects of the rule are not expected to become applicable until July 1, 2019, subject to any further regulatory update. In addition, the U.K., the Netherlands and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of our products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past and could in the future have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
Harm to our reputation or poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, our products or our products may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client service, is also critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past and could in the future lead to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. There is no assurance that past or present investment performance in our products will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income. Reputational harm or poor investment performance may cause us to lose current clients and we may be unable to continue to attract new clients or develop new business. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm or poor investment performance, we may be unsuccessful in repairing any existing harm to our reputation or performance and our future business prospects would likely be affected.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2017, there were no material changes from the market risk disclosures in our Form 10-K for the fiscal year ended September 30, 2017.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2017 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2017.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2017	1,160,539	$44.18	1,160,539	30,462,942
November 2017	1,667,902	41.72	1,667,902	28,795,040
December 2017	1,810,947	43.71	1,810,947	26,984,093
Total	4,639,388		4,639,388
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In June 2016, we announced that our Board of Directors authorized the repurchase of up to 50.0 million additional shares of our common stock under the stock repurchase program. At December 31, 2017, 27.0 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.
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

10.1	International Assignment Agreement between Franklin Templeton Companies, LLC and Alok Sethi, dated May 11, 2017 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date:	January 30, 2018	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial Officer)