Form 10-Q
period 2018-03-31
FRANKLIN RESOURCES INC
filed 2018-04-26
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Outstanding: 540,208,274 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 19, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2018	2017	2018	2017
Operating Revenues
Investment management fees	$1,117.1	$1,089.2	$2,230.7	$2,152.4
Sales and distribution fees	409.8	431.2	827.6	850.5
Shareholder servicing fees	61.3	56.4	116.2	113.0
Other	29.6	23.8	58.8	45.5
Total operating revenues	1,617.8	1,600.6	3,233.3	3,161.4
Operating Expenses
Sales, distribution and marketing	521.5	534.8	1,050.2	1,054.8
Compensation and benefits	355.5	343.4	688.0	654.9
Information systems and technology	58.1	54.0	113.1	105.7
Occupancy	34.1	29.0	63.5	58.1
General, administrative and other	92.9	83.9	181.7	145.5
Total operating expenses	1,062.1	1,045.1	2,096.5	2,019.0
Operating Income	555.7	555.5	1,136.8	1,142.4
Other Income (Expenses)
Investment and other income, net	87.4	84.6	168.7	130.7
Interest expense	(10.0)	(12.6)	(20.8)	(25.9)
Other income, net	77.4	72.0	147.9	104.8
Income before taxes	633.1	627.5	1,284.7	1,247.2
Taxes on income	150.2	192.5	1,373.7	393.4
Net income (loss)	482.9	435.0	(89.0)	853.8
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	24.5	(6.0)	24.4	(3.9)
Redeemable noncontrolling interests	15.2	20.3	26.7	(3.2)
Net Income (Loss) Attributable to Franklin Resources, Inc.	$443.2	$420.7	$(140.1)	$860.9

Earnings (Loss) per Share
Basic	$0.79	$0.74	$(0.29)	$1.52
Diluted	0.78	0.74	(0.29)	1.52
Dividends Declared per Share	$3.23	$0.20	$3.46	$0.40

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Income (Loss)	$482.9	$435.0	$(89.0)	$853.8
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	(0.2)	5.4	3.3	3.0
Currency translation adjustments, net of tax	6.8	39.2	22.6	(21.7)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.4	—	(0.7)	—
Total other comprehensive income (loss)	7.0	44.6	25.2	(18.7)
Total comprehensive income (loss)	489.9	479.6	(63.8)	835.1
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	24.5	(6.0)	24.4	(3.9)
Redeemable noncontrolling interests	15.2	20.3	26.7	(3.2)
Comprehensive Income (Loss) Attributable to Franklin Resources, Inc.	$450.2	$465.3	$(114.9)	$842.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	March 31, 2018	September 30, 2017
Assets
Cash and cash equivalents	$8,545.4	$8,523.3
Receivables	765.4	767.8
Investments (including $449.5 and $440.0 at fair value at March 31, 2018 and September 30, 2017)	1,579.0	1,393.6
Assets of consolidated investment products
Cash and cash equivalents	181.1	226.4
Receivables	133.6	234.1
Investments, at fair value	3,529.3	3,467.4
Property and equipment, net	517.7	517.2
Goodwill and other intangible assets, net	2,242.3	2,227.7
Other	196.2	176.5
Total Assets	$17,690.0	$17,534.0

Liabilities
Compensation and benefits	$291.7	$396.6
Accounts payable and accrued expenses	194.6	167.4
Dividends	1,763.7	113.3
Commissions	310.7	313.3
Income taxes	1,178.3	74.7
Debt	1,044.8	1,044.2
Liabilities of consolidated investment products
Accounts payable and accrued expenses	67.9	124.1
Debt	34.0	53.4
Deferred taxes	129.9	170.6
Other	187.8	198.7
Total liabilities	5,203.4	2,656.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	2,084.4	1,941.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 541,695,819 and 554,865,343 shares issued and outstanding at March 31, 2018 and September 30, 2017	54.2	55.5
Retained earnings	10,263.9	12,849.3
Accumulated other comprehensive loss	(259.7)	(284.8)
Total Franklin Resources, Inc. stockholders’ equity	10,058.4	12,620.0
Nonredeemable noncontrolling interests	343.8	315.8
Total stockholders’ equity	10,402.2	12,935.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$17,690.0	$17,534.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended March 31,
(in millions)	2018	2017
Net Income (Loss)	$(89.0)	$853.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	40.5	34.4
Depreciation and other amortization	38.3	40.5
Stock-based compensation	61.2	63.3
Income from investments in equity method investees	(45.9)	(70.5)
Net (gains) losses on investments of consolidated investment products	(36.3)	6.8
Deferred income taxes	(44.7)	0.6
Other	7.1	(8.1)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(59.3)	(16.7)
Increase (decrease) in receivables of consolidated investment products	100.3	(58.4)
Increase (decrease) in trading securities, net	(34.6)	65.8
Increase in trading securities of consolidated investment products, net	(46.5)	(285.6)
Decrease in accrued compensation and benefits	(107.0)	(79.1)
Decrease in commissions payable	(2.6)	(8.3)
Increase in income taxes payable	1,103.6	53.9
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11.3	(26.5)
Increase in accounts payable and accrued expenses of consolidated investment products	0.6	48.4
Net cash provided by operating activities	897.0	614.3
Purchase of investments	(182.6)	(292.1)
Liquidation of investments	74.5	239.5
Purchase of investments by consolidated investment products	(40.3)	(88.1)
Liquidation of investments by consolidated investment products	68.6	283.7
Additions of property and equipment, net	(43.7)	(28.8)
Adoption of new accounting guidance	—	(49.2)
Acquisition of businesses	(9.7)	(14.0)
Net (deconsolidation) consolidation of investment products	(48.3)	23.1
Net cash provided by (used in) investing activities	(181.5)	74.1
Issuance of common stock	13.6	13.0
Dividends paid on common stock	(239.0)	(216.7)
Repurchase of common stock	(619.4)	(425.1)
Excess tax benefit from stock-based compensation	—	0.3
Payment on loan	—	(22.5)
Proceeds from debt of consolidated investment products	—	0.7
Payments on debt by consolidated investment products	(19.6)	(44.7)
Payments on contingent consideration liability	(21.6)	(31.7)
Noncontrolling interests	121.5	364.9
Net cash used in financing activities	(764.5)	(361.8)
Effect of exchange rate changes on cash and cash equivalents	25.8	(33.8)
Increase (decrease) in cash and cash equivalents	(23.2)	292.8

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2018	2017
Cash and cash equivalents, beginning of period	$8,749.7	$8,483.3
Cash and Cash Equivalents, End of Period	$8,726.5	$8,776.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$310.9	$332.0
Cash paid for interest	24.1	23.4
Cash paid for interest by consolidated investment products	1.5	7.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2017 (“fiscal year 2017”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2018.
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

Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2018
Balance at October 1, 2017	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance	0.4	—	0.4
Net income (loss)	(140.1)	24.4	(115.7)
Other comprehensive income	25.2		25.2
Cash dividends declared on common stock	(1,889.4)		(1,889.4)
Repurchase of common stock	(632.6)		(632.6)
Stock-based compensation	74.9		74.9
Net subscriptions and other		5.7	5.7
Deconsolidation of investment products		(2.1)	(2.1)
Balance at March 31, 2018	$10,058.4	$343.8	$10,402.2

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the six months ended March 31, 2017
Balance at October 1, 2016	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance	(1.3)	(324.6)	(325.9)
Net income (loss)	860.9	(3.9)	857.0
Other comprehensive loss	(18.7)		(18.7)
Cash dividends declared on common stock	(226.3)		(226.3)
Repurchase of common stock	(428.5)		(428.5)
Stock-based compensation	71.7		71.7
Net subscriptions and other		15.7	15.7
Balance at March 31, 2017	$12,193.6	$279.6	$12,473.2
During the three and six months ended March 31, 2018, the Company repurchased 11.1 million and 15.7 million shares of its common stock at a cost of $432.6 million and $632.6 million under its stock repurchase program. At March 31, 2018, 15.9 million shares remained available for repurchase under the program, which is not subject to an expiration date. On April 11, 2018, the Company’s Board of Directors authorized the Company to repurchase, from time to time, up to an additional 80.0 million shares of its common stock in either open market or private transactions. Shares repurchased under the stock repurchase program are retired. During the three and six months ended March 31, 2017, the Company repurchased 4.0 million and 11.1 million shares of its common stock at a cost of $166.8 million and $428.5 million.

Note 4 – Earnings (Loss) per Share
The components of basic and diluted earnings (loss) per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss) attributable to Franklin Resources, Inc.	$443.2	$420.7	$(140.1)	$860.9
Less: allocation of earnings to participating nonvested stock and stock unit awards	15.2	3.5	16.3	6.4
Net Income (Loss) Available to Common Stockholders	$428.0	$417.2	$(156.4)	$854.5

Weighted-average shares outstanding – basic	545.0	560.3	547.9	562.7
Dilutive effect of nonparticipating nonvested stock unit awards	0.5	0.3	—	0.2
Weighted-Average Shares Outstanding – Diluted	545.5	560.6	547.9	562.9

Earnings (Loss) per Share
Basic	$0.79	$0.74	$(0.29)	$1.52
Diluted	0.78	0.74	(0.29)	1.52
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive were insignificant and 1.9 million for the three and six months ended March 31, 2018, and 0.2 million and 0.7 million for the three and six months ended March 31, 2017.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2018	September 30, 2017
Investment securities, trading
Sponsored funds	$78.6	$31.1
Debt and other equity securities	271.0	283.4
Total investment securities, trading	349.6	314.5
Investment securities, available-for-sale
Sponsored funds	86.0	110.8
Debt and other equity securities	1.7	1.9
Total investment securities, available-for-sale	87.7	112.7
Investments in equity method investees	1,043.0	893.5
Other investments	98.7	72.9
Total	$1,579.0	$1,393.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with aggregate carrying amounts of $1.2 million and $0.8 million were pledged as collateral at March 31, 2018 and September 30, 2017.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
as of March 31, 2018
Sponsored funds	$80.4	$11.1	$(5.5)	$86.0
Debt and other equity securities	1.6	0.1	—	1.7
Total	$82.0	$11.2	$(5.5)	$87.7

as of September 30, 2017
Sponsored funds	$107.9	$9.4	$(6.5)	$110.8
Debt and other equity securities	1.9	—	—	1.9
Total	$109.8	$9.4	$(6.5)	$112.7
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of March 31, 2018
Sponsored funds	$27.3	$(5.5)	$—	$—	$27.3	$(5.5)

as of September 30, 2017
Sponsored funds	$28.4	$(6.3)	$2.4	$(0.2)	$30.8	$(6.5)
The Company recognized $0.1 million and $0.6 million of other-than-temporary impairment during the three and six months ended March 31, 2018. During the six months ended March 31, 2017, the Company recognized $0.3 million of other-than-temporary impairment, none of which was recognized during the three months ended March 31, 2017.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of March 31, 2018
Assets
Investment securities, trading
Sponsored funds	$78.6	$—	$—	$78.6
Debt and other equity securities	20.0	55.4	195.6	271.0
Investment securities, available-for-sale
Sponsored funds	86.0	—	—	86.0
Debt and other equity securities	0.9	0.5	0.3	1.7
Life settlement contracts	—	—	12.2	12.2
Total Assets Measured at Fair Value	$185.5	$55.9	$208.1	$449.5

Liability
Contingent consideration liability	$—	$—	$31.2	$31.2

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2017
Assets
Investment securities, trading
Sponsored funds	$31.1	$—	$—	$31.1
Debt and other equity securities	18.2	78.4	186.8	283.4
Investment securities, available-for-sale
Sponsored funds	110.8	—	—	110.8
Debt and other equity securities	1.0	0.6	0.3	1.9
Life settlement contracts	—	—	12.8	12.8
Total Assets Measured at Fair Value	$161.1	$79.0	$199.9	$440.0

Liability
Contingent consideration liability	$—	$—	$51.0	$51.0
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
Transfers into Level 2 from Level 1 were $0.5 million for the three and six months ended March 31, 2018, and related to securities for which the quoted market prices were adjusted as of March 31, 2018 due to significant price changes in U.S.-traded market proxies resulting from global market volatility. The adjustments were made after the close of foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. There were no transfers into Level 1 from Level 2, or into or out of Level 3, during the six months ended March 31, 2018. There were no transfers between Level 1 and Level 2, or into Level 3, during the six months ended March 31, 2017.
Changes in the Level 3 assets and liabilities were as follows:

	2018		2017
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the three months ended March 31,
Balance at beginning of period	$210.1	$(62.0)	$198.7	$(83.7)
Acquisition	—	—	—	(5.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.8	—	5.0	—
Included in general, administrative and other expense	—	(1.6)	—	(4.2)
Purchases	1.4	—	0.3	—
Settlements	(1.9)	32.4	(0.8)	33.2
Transfers out of Level 3	—	—	(0.4)	—
Foreign exchange revaluation and other	(3.3)	—	8.2	—
Balance at End of Period	$208.1	$(31.2)	$211.0	$(60.4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.8	$(1.6)	$4.4	$(4.2)

	2018		2017
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the six months ended March 31,
Balance at beginning of period	$199.9	$(51.0)	$205.1	$(98.1)
Acquisition	—	—	—	(5.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	3.0	—	5.6	—
Included in general, administrative and other expense	—	(5.6)	—	8.0
Purchases	6.7	—	0.8	—
Sales	—	—	(2.4)	—
Settlements	(1.9)	32.4	(2.5)	35.4
Transfers out of Level 3	—	—	(0.4)	—
Foreign exchange revaluation and other	0.4	(7.0)	4.8	—
Balance at End of Period	$208.1	$(31.2)	$211.0	$(60.4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$2.0	$(5.6)	$4.2	$8.0
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$178.7	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.1%
	16.9	Discounted cash flow	Discount rate	3.0%–6.7% (5.3%)
			Risk premium	2.0%–4.7% (3.2%)

Life settlement contracts	12.2	Discounted cash flow	Life expectancy	21–119 months (62)
			Discount rate	8.0%–20.0% (13.0%)

Contingent consideration liability	31.2	Discounted cash flow	AUM growth rate	(4.0%)
			Discount rate	14.9%

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$175.7	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.6%
	11.1	Discounted cash flow	Discount rate	4.1%–6.7% (5.7%)
			Risk premium	2.0%–4.1% (2.9%)

Life settlement contracts	12.8	Discounted cash flow	Life expectancy	20–123 months (62)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	51.0	Discounted cash flow	AUM growth rate	1.3%–9.4% (5.3%)
			Discount rate	14.6%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2018		September 30, 2017
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$8,545.4	$8,545.4	$8,523.3	$8,523.3
Other investments
Time deposits	2	30.9	30.9	13.4	13.4
Cost method investments	3	55.6	78.6	46.7	67.7

Financial Liability
Debt	2	$1,044.8	$1,044.0	$1,044.2	$1,073.5
Note 7 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 54 and 58 CIPs as of March 31, 2018 and September 30, 2017.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2018	September 30, 2017
Assets
Cash and cash equivalents	$181.1	$226.4
Receivables	133.6	234.1
Investments, at fair value	3,529.3	3,467.4
Other assets	1.0	0.9
Total Assets	$3,845.0	$3,928.8

Liabilities
Accounts payable and accrued expenses	$67.9	$124.1
Debt	34.0	53.4
Other liabilities	11.9	8.7
Total liabilities	113.8	186.2
Redeemable Noncontrolling Interests	2,084.4	1,941.9
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,330.0	1,511.8
Nonredeemable noncontrolling interests	316.8	288.9
Total stockholders’ equity	1,646.8	1,800.7
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,845.0	$3,928.8
The CIPs did not have a significant impact on net income (loss) attributable to the Company during the three and six months ended March 31, 2018 and 2017.
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
Investments
Investments of CIPs consisted of the following:

(in millions)	March 31, 2018	September 30, 2017
Investment securities, trading	$3,063.7	$3,017.2
Other equity securities	353.9	306.9
Other debt securities	111.7	143.3
Total	$3,529.3	$3,467.4
Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets.
Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2018
Assets
Investments
Equity securities	$312.7	$266.6	$188.4	$167.1	$934.8
Debt securities	1.3	2,481.0	112.2	—	2,594.5
Total Assets Measured at Fair Value	$314.0	$2,747.6	$300.6	$167.1	$3,529.3

Liabilities
Other liabilities	$0.6	$11.3	$—	$—	$11.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2017
Assets
Investments
Equity securities	$331.4	$128.1	$160.7	$155.2	$775.4
Debt securities	1.4	2,555.2	135.4	—	2,692.0
Total Assets Measured at Fair Value	$332.8	$2,683.3	$296.1	$155.2	$3,467.4

Liabilities
Other liabilities	$0.4	$8.3	$—	$—	$8.7
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

Transfers into Level 2 from Level 1 were $3.5 million for the three and six months ended March 31, 2018, and related to securities for which the quoted market prices were adjusted as of March 31, 2018 due to significant price changes in U.S.-traded market proxies resulting from global market volatility. The impacted securities trade in 11 different countries in Asia-Pacific, Europe and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. There were no transfers into Level 1 from Level 2 during the six months ended March 31, 2018, and there were no transfers between Level 1 and Level 2 during the six months ended March 31, 2017. There were no transfers into or out of Level 3 during the six months ended March 31, 2018 and 2017.
Investments for which fair value was estimated using reported net asset value (“NAV”) as a practical expedient consisted of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.0 years and 4.4 years at March 31, 2018 and September 30, 2017. The CIPs’ unfunded commitments to these funds totaled $1.9 million, of which the Company was contractually obligated to fund $0.4 million based on its ownership percentage in the CIPs, at both March 31, 2018 and September 30, 2017.
Changes in Level 3 assets were as follows:

	2018			2017
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended March 31,
Balance at beginning of period	$159.6	$136.2	$295.8	$131.6	$124.4	$256.0
Realized and unrealized gains (losses) included in investment and other income, net	15.6	2.0	17.6	4.2	(14.2)	(10.0)
Purchases	11.5	10.5	22.0	4.5	5.6	10.1
Sales	—	(37.7)	(37.7)	—	(1.9)	(1.9)
Foreign exchange revaluation	1.7	1.2	2.9	0.4	0.5	0.9
Balance at End of Period	$188.4	$112.2	$300.6	$140.7	$114.4	$255.1
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$15.4	$—	$15.4	$4.2	$(14.3)	$(10.1)

	2018			2017
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the six months ended March 31,
Balance at beginning of period	$160.7	$135.4	$296.1	$160.3	$132.3	$292.6
Adoption of new accounting guidance	—	—	—	(45.4)	(0.5)	(45.9)
Realized and unrealized gains (losses) included in investment and other income, net	17.5	2.1	19.6	0.9	(14.5)	(13.6)
Purchases	22.6	10.5	33.1	25.5	7.8	33.3
Sales	(14.9)	(37.7)	(52.6)	(0.1)	(8.3)	(8.4)
Foreign exchange revaluation	2.5	1.9	4.4	(0.5)	(2.4)	(2.9)
Balance at End of Period	$188.4	$112.2	$300.6	$140.7	$114.4	$255.1
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$16.3	$0.1	$16.4	$0.8	$(15.0)	$(14.2)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$160.9	Market comparable companies	EBITDA multiple	5.0–13.6 (9.1)
	27.5	Discounted cash flow	Discount rate	5.7%–16.5% (13.5%)

Debt securities	77.8	Discounted cash flow	Discount rate	5.7%–14.6% (10.0%)
	31.1	Comparable trading multiple	Price to earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	3.3	Market pricing	Private sale pricing	$33 per $100 of par

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$101.9	Market comparable companies	EBITDA multiple	5.5–12.3 (9.0)
	44.4	Discounted cash flow	Discount rate	5.7%–17.9% (14.3%)
	14.4	Market pricing	Price to earnings ratio	10.0

Debt securities	112.7	Discounted cash flow	Discount rate	5.0%–33.0% (9.5%)
			Risk premium	0.0%–25.0% (8.4%)
	22.7	Market pricing	Private sale pricing	$33–$57 ($52) per $100 of par
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
For securities using the comparable trading multiple valuation technique, a significant increase (decrease) in the price to earnings ratio or enterprise value/EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.
For securities using the market pricing valuation technique, a significant increase (decrease) in the private sale pricing or price to earnings ratio in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2018		September 30, 2017
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$181.1	$181.1	$226.4	$226.4
Financial Liability
Debt	3	$34.0	$33.7	$53.4	$53.1
Debt
Debt of CIPs totaled $34.0 million and $53.4 million at March 31, 2018 and September 30, 2017. The debt had fixed and floating interest rates ranging from 3.07% to 7.13% with a weighted-average effective interest rate of 6.25% at March 31, 2018, and from 2.84% to 6.75% with a weighted-average effective interest rate of 5.15% at September 30, 2017. The debt carried at March 31, 2018 matures in fiscal year 2019.

Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the six months ended March 31,	2018	2017
Balance at beginning of period	$1,941.9	$61.1
Adoption of new accounting guidance	—	824.7
Net income (loss)	26.7	(3.2)
Net subscriptions and other	115.8	349.2
Net consolidations	—	428.0
Balance at End of Period	$2,084.4	$1,659.8
Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of investment management fee receivables and equity investments as follows:

(in millions)	March 31, 2018	September 30, 2017
Receivables	$156.7	$155.6
Investments	72.4	129.3
Total	$229.1	$284.9
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the six months ended March 31, 2018 or fiscal year 2017.
Note 9 – Taxes on Income
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate.
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. During the quarter ended December 31, 2017, the Company recognized an estimated transition tax expense of $1,120.7 million based on information then available. During the three months ended March 31, 2018, the Company decreased this estimate by $0.5 million as a result of additional technical guidance from the Department of Treasury and information that became available during the quarter. The expense may be further adjusted in future quarters upon issuance of additional technical guidance, legislative updates from states on tax reform, and the completion of the Company’s tax return filings. The federal portion of the transition tax liability, estimated to be $1,101.0 million, will be paid over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for the fiscal year ending September 30, 2018 is a blended rate of 24.5%, based on the pre- and post-Tax Act rates, and will be 21% for future fiscal years. During the quarter ended December 31, 2017, the Company recognized the estimated related changes in its deferred tax assets and deferred tax liabilities, which resulted in a $35.7 million decrease in deferred tax assets, an $88.8 million decrease in deferred tax liabilities and a $53.1 million net tax benefit. During the three months ended March 31, 2018, the estimated net tax benefit increased by $0.5 million, and may be further revised in future quarters as the related temporary differences are realized or settled. Also during the three months ended March 31, 2018, the Company reclassified $0.1 million from accumulated other comprehensive loss to retained earnings related to stranded tax effects resulting from the change in tax rate.

Deferred tax assets and deferred tax liabilities were as follows:

(in millions)	March 31, 2018	September 30, 2017
Deferred tax assets, net of valuation allowance	$95.2	$141.3
Deferred tax liabilities	204.2	296.1
Net Deferred Tax Liability	$109.0	$154.8
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)	March 31, 2018	September 30, 2017
Other assets	$20.9	$15.8
Deferred tax liabilities	129.9	170.6
Net Deferred Tax Liability	$109.0	$154.8

Prior to the Tax Act, the Company indefinitely reinvested the undistributed earnings of all its foreign subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. The Company is currently reconsidering its repatriation policy in light of the changes contained in the Tax Act.
The Company’s effective income tax rate was 23.7% and 106.9% for the three and six months ended March 31, 2018, and is expected to be approximately 70% for the full fiscal year 2018.
Taxes on income and the related impacts on the effective income tax rate were as follows:

(in millions)	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Tax expense before one-time charges	$151.0	23.9%	$305.6	23.8%
Transition tax on deemed repatriation of undistributed foreign earnings	(0.5)	(0.1%)	1,120.2	87.2%
Revaluation of net deferred tax liabilities	(0.5)	(0.1%)	(53.6)	(4.2%)
Other Tax Act impacts	0.2	0.0%	1.5	0.1%
Total	$150.2	23.7%	$1,373.7	106.9%
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
On November 2, 2017, a second former employee, represented by the same law firm, filed another putative class action lawsuit relating to the Plan in the same court, captioned Fernandez v. Franklin Resources Inc., et al. The plaintiff filed an amended complaint on February 6, 2018 naming the same defendants as those named in the Cryer action, as well as the Franklin Board of Directors, the Plan Administrative Committee, individual current and former Franklin directors, and individual current and former Investment Committee members. The plaintiff in this second lawsuit asserts the same ERISA breach of fiduciary duty claim asserted in the Cryer action, as well as claims for alleged prohibited transactions by virtue of the Plan’s investments in the Funds and for an alleged failure to monitor the performance of the Investment Committee. The plaintiff alleges that Plan losses exceed

$60.0 million and seeks the same relief sought in the Cryer action, on behalf of the same class. On April 6, 2018, the court consolidated the Fernandez action with the existing Cryer action.
Management strongly believes that the claims asserted in the litigation are without merit. The fact discovery phase in the consolidated action is closed and the parties are currently in the expert discovery phase. Franklin is defending against the consolidated action vigorously. Franklin cannot at this time predict the eventual outcome of the litigation or whether it will have a material negative impact on the Company, or reasonably estimate the possible loss or range of loss that may arise from any negative outcome.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2018 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At March 31, 2018, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2017.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the six months ended March 31, 2018
Nonvested balance at October 1, 2017	2,783	1,761	4,544	$37.23
Granted	2,243	714	2,957	42.76
Vested	(140)	(512)	(652)	39.22
Forfeited/canceled	(146)	(138)	(284)	45.99
Nonvested Balance at March 31, 2018	4,740	1,825	6,565	$39.14
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $180.6 million at March 31, 2018. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Investment and Other Income, Net
Interest income	$25.7	$16.0	$49.5	$29.6
Dividend income	8.7	2.7	13.4	5.1
Gains on trading investment securities, net	1.8	8.4	2.5	10.4
Realized gains on sale of investment securities, available-for-sale	2.1	2.3	2.1	2.9
Realized losses on sale of investment securities, available-for-sale	(0.4)	(0.5)	(0.4)	(1.2)
Income from investments in equity method investees	10.7	36.3	45.9	70.5
Other-than-temporary impairment of investments	(0.1)	—	(0.6)	(0.3)
Gains (losses) on investments of CIPs, net	38.6	22.7	54.6	(7.2)
Foreign currency exchange gains (losses), net	(7.8)	(6.2)	(10.7)	13.6
Other, net	8.1	2.9	12.4	7.3
Total	87.4	84.6	168.7	130.7
Interest Expense	(10.0)	(12.6)	(20.8)	(25.9)
Other Income, Net	$77.4	$72.0	$147.9	$104.8

Interest income was primarily generated by cash equivalents and trading investment securities. Substantially all of the dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in nonconsolidated funds. Proceeds from the sale of available-for-sale securities were $25.4 million and $41.4 million for the three and six months ended March 31, 2018, and $17.2 million and $25.8 million for the three and six months ended March 31, 2017.
Net gains recognized on the Company’s trading investment securities that were held at March 31, 2018 and 2017 were $2.1 million and $3.3 million for the three and six months ended March 31, 2018, and $1.2 million and $1.4 million for the three and six months ended March 31, 2017. Net gains (losses) recognized on trading investment securities of CIPs that were held at March 31, 2018 and 2017 were $(30.1) million and $(10.0) million for the three and six months ended March 31, 2018, and $27.0 million and $8.4 million for the three and six months ended March 31, 2017.
Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2018
Balance at January 1, 2018	$5.7	$(265.2)	$(7.1)	$(266.6)
Adoption of new accounting guidance	—	—	(0.1)	(0.1)
Other comprehensive income (loss)
Other comprehensive income before reclassifications, net of tax	1.5	8.3	0.4	10.2
Reclassifications to net investment and other income, net of tax	(1.7)	(1.5)	—	(3.2)
Total other comprehensive income (loss)	(0.2)	6.8	0.4	7.0
Balance at March 31, 2018	$5.5	$(258.4)	$(6.8)	$(259.7)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2018
Balance at October 1, 2017	$2.2	$(281.0)	$(6.0)	$(284.8)
Adoption of new accounting guidance	—	—	(0.1)	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	5.0	24.1	(0.7)	28.4
Reclassifications to net investment and other income, net of tax	(1.7)	(1.5)	—	(3.2)
Total other comprehensive income (loss)	3.3	22.6	(0.7)	25.2
Balance at March 31, 2018	$5.5	$(258.4)	$(6.8)	$(259.7)

(in millions)	Unrealized Gains (Losses) on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2017
Balance at January 1, 2017	$(2.4)	$(407.3)	$(8.1)	$(417.8)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	6.6	39.2	—	45.8
Reclassifications to net investment and other income, net of tax	(1.2)	—	—	(1.2)
Total other comprehensive income	5.4	39.2	—	44.6
Balance at March 31, 2017	$3.0	$(368.1)	$(8.1)	$(373.2)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2017
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	4.0	(21.7)	—	(17.7)
Reclassifications to net investment and other income, net of tax	(1.0)	—	—	(1.0)
Total other comprehensive income (loss)	3.0	(21.7)	—	(18.7)
Balance at March 31, 2017	$3.0	$(368.1)	$(8.1)	$(373.2)
Note 14 – Subsequent Event
On April 20, 2018, the Company gave notice that on May 21, 2018 it will redeem all of its outstanding $350.0 million 4.625% senior notes due in May 2020. The make-whole redemption price is expected to approximate $363 million.
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
During the first half of our fiscal year, the global equity markets provided overall positive returns as the S&P 500 Index and MSCI World Index increased 5.8% and 4.4%. However, volatility increased during our second fiscal quarter and the S&P 500 Index and MSCI World Index decreased 0.8% and 1.2% amid concerns about rising interest rates and trade sanctions between the U.S. and China, among other things. The global bond markets were positive as the Bloomberg Barclays Global Aggregate Index increased 1.4% during the quarter and 2.5% for the fiscal year to date, in contrast to U.S. bond markets which had decreases in the Bloomberg Barclays Municipal Bond 7 Year Index of 1.2% and 1.4% and the Bloomberg Barclays U.S. Aggregate Bond Index of 1.5% and 1.1%.
Our total AUM at March 31, 2018 was $737.5 billion, 2% lower than at September 30, 2017 and comparable to March 31, 2017. Simple monthly average AUM (“average AUM”) for both the three and six months ended March 31, 2018 increased 3% from the same period in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2018	2017		2018	2017
Operating revenues	$1,617.8	$1,600.6	1%	$3,233.3	$3,161.4	2%
Operating income	555.7	555.5	0%	1,136.8	1,142.4	0%
Net income (loss) attributable to Franklin Resources, Inc.	443.2	420.7	5%	(140.1)	860.9	NM
Diluted earnings (loss) per share	$0.78	$0.74	5%	$(0.29)	$1.52	NM
Operating margin [1]	34.3%	34.7%		35.2%	36.1%
___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income for the three and six months ended March 31, 2018 was comparable to the amounts for the same periods in the prior fiscal year, as increases in operating revenues of 1% and 2% were offset by increases in operating expenses of 2% and 4%. Net income attributable to Franklin Resources, Inc. increased $22.5 million for the three months ended March 31, 2018 primarily due to lower taxes on income partially offset by lower investment and other income, net, less the portion attributable to noncontrolling interests. The net loss attributable to Franklin Resources, Inc. for the six months ended March 31, 2018 includes the impact of an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Cuts and Jobs Act of 2017.
Diluted earnings per share increased for the three months ended March 31, 2018 consistent with the increase in net income. The diluted loss per share for the six months ended March 31, 2018 reflects a $1.95 per share impact from the estimated income tax charge.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	March 31, 2018	March 31, 2017	Percent Change
Equity
Global/international	$202.7	$204.9	(1%)
United States	106.6	105.3	1%
Total equity	309.3	310.2	0%
Multi-Asset/Balanced	137.6	141.9	(3%)
Fixed Income
Tax-free	67.0	71.5	(6%)
Taxable
Global/international	165.0	157.6	5%
United States	48.2	52.8	(9%)
Total fixed income	280.2	281.9	(1%)
Cash Management	10.4	6.0	73%
Total	$737.5	$740.0	0%
AUM at March 31, 2018 decreased slightly from March 31, 2017 as $25.5 billion of net outflows were substantially offset by $23.0 billion of net market change, distributions and other, which consists of $38.2 billion of market appreciation and increases of $6.1 billion from foreign exchange revaluation and $4.4 billion in net cash management, net of $25.7 billion of long-term distributions.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2018	2017		2018	2017
Equity
Global/international	$210.9	$201.6	5%	28%	28%
United States	109.5	104.0	5%	15%	14%
Total equity	320.4	305.6	5%	43%	42%
Multi-Asset/Balanced	141.5	140.4	1%	19%	19%
Fixed Income
Tax-free	68.0	71.7	(5%)	9%	10%
Taxable
Global/international	165.1	155.1	6%	22%	21%
United States	49.2	52.7	(7%)	6%	7%
Total fixed income	282.3	279.5	1%	37%	38%
Cash Management	7.6	6.2	23%	1%	1%
Total	$751.8	$731.7	3%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2018	2017		2018	2017
Equity
Global/international	$210.3	$199.7	5%	28%	28%
United States	109.0	102.8	6%	14%	14%
Total equity	319.3	302.5	6%	42%	42%
Multi-Asset/Balanced	142.1	138.6	3%	19%	19%
Fixed Income
Tax-free	69.0	73.1	(6%)	9%	10%
Taxable
Global/international	164.8	155.3	6%	22%	21%
United States	49.7	52.6	(6%)	7%	7%
Total fixed income	283.5	281.0	1%	38%	38%
Cash Management	7.1	6.1	16%	1%	1%
Total	$752.0	$728.2	3%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2018	2017		2018	2017
Beginning AUM	$753.8	$720.0	5%	$753.2	$733.3	3%
Long-term sales	28.6	30.5	(6%)	56.7	55.0	3%
Long-term redemptions	(41.7)	(44.5)	(6%)	(81.1)	(91.2)	(11%)
Long-term net exchanges	(0.1)	0.1	NM	(0.2)	(0.3)	(33%)
Long-term reinvested distributions	3.2	2.9	10%	12.3	11.1	11%
Net flows	(10.0)	(11.0)	(9%)	(12.3)	(25.4)	(52%)
Net market change, distributions and other	(6.3)	31.0	NM	(3.4)	32.1	NM
Ending AUM	$737.5	$740.0	0%	$737.5	$740.0	0%
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the three months ended March 31, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2018	$212.0	$109.4	$142.7	$69.4	$163.7	$50.0	$6.6	$753.8
Long-term sales	6.6	4.1	4.0	1.7	10.3	1.9	—	28.6
Long-term redemptions	(11.6)	(6.7)	(6.3)	(3.1)	(11.0)	(3.0)	—	(41.7)
Long-term net exchanges	0.1	0.1	—	(0.2)	(0.1)	—	—	(0.1)
Long-term reinvested distributions	0.4	—	1.2	0.5	0.9	0.2	—	3.2
Net flows	(4.5)	(2.5)	(1.1)	(1.1)	0.1	(0.9)	—	(10.0)
Net market change, distributions and other	(4.8)	(0.3)	(4.0)	(1.3)	1.2	(0.9)	3.8	(6.3)
AUM at March 31, 2018	$202.7	$106.6	$137.6	$67.0	$165.0	$48.2	$10.4	$737.5

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the three months ended March 31, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2017	$196.7	$101.6	$138.3	$71.7	$153.6	$51.9	$6.2	$720.0
Long-term sales	6.9	4.3	4.2	1.9	9.0	4.2	—	30.5
Long-term redemptions	(13.8)	(6.4)	(6.0)	(2.8)	(11.6)	(3.9)	—	(44.5)
Long-term net exchanges	—	0.1	0.2	—	(0.2)	—	—	0.1
Long-term reinvested distributions	0.2	0.1	1.1	0.5	0.8	0.2	—	2.9
Net flows	(6.7)	(1.9)	(0.5)	(0.4)	(2.0)	0.5	—	(11.0)
Net market change, distributions and other	14.9	5.6	4.1	0.2	6.0	0.4	(0.2)	31.0
AUM at March 31, 2017	$204.9	$105.3	$141.9	$71.5	$157.6	$52.8	$6.0	$740.0
AUM decreased $16.3 billion or 2% during the quarter ended March 31, 2018 due to $10.0 billion of net outflows and $6.3 billion of net market change, distributions and other. The net outflows included outflows of $1.3 billion from two global/international fixed income funds with global macro strategies, $1.1 billion from a multi-asset/balanced fund and $0.9 billion from a global/international equity fund, and inflows of $1.2 billion in a global/international fixed income fund that introduced a new share class structure during fiscal year 2017. Long-term sales decreased 6% to $28.6 billion, as compared to the prior-year period, primarily due to lower sales in taxable U.S. fixed income products. Long-term redemptions decreased 6% to $41.7 billion primarily due to lower redemptions of global/international equity products. Net market change, distributions and other primarily consists of $6.1 billion of market depreciation and $4.2 billion of long-term distributions, partially offset by a $3.8 billion increase in net cash management. The market depreciation occurred in all long-term investment objectives with the exception of global/international fixed income, most significantly in equity and multi-asset/balanced products, and reflected negative returns in global equity markets as evidenced by decreases of 0.8% and 1.2% in the S&P 500 Index and MSCI World Index.
AUM increased $20.0 billion or 3% during the quarter ended March 31, 2017 due to $31.0 billion of net market change, distributions and other, partially offset by $11.0 billion of net outflows. Net market change, distributions and other primarily consists of $31.9 billion of market appreciation and a $2.5 billion increase from foreign exchange revaluation, net of $3.6 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, most significantly in equity, global/international fixed income and multi-asset/balanced products, and reflected positive returns in global equity markets as evidenced by increases of 6.1% and 6.5% in the S&P 500 Index and MSCI World Index, and strong performance of our global/international fixed income products which exceeded the 1.8% increase in the Bloomberg Barclays Global Aggregate Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 14% of total AUM, and was primarily due to weakening of the U.S. dollar against the Australian dollar, Indian Rupee, Japanese Yen, Euro and Canadian dollar. The net outflows included $2.6 billion from two global/international fixed income funds with global macro strategies and $1.3 billion from an institutional separate account.

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the six months ended March 31, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	12.5	7.7	7.5	3.2	21.4	4.4	—	56.7
Long-term redemptions	(23.2)	(12.2)	(12.1)	(6.3)	(21.2)	(6.1)	—	(81.1)
Long-term net exchanges	0.2	0.1	0.1	(0.4)	(0.4)	0.2	—	(0.2)
Long-term reinvested distributions	2.4	3.4	2.9	1.0	2.1	0.5	—	12.3
Net flows	(8.1)	(1.0)	(1.6)	(2.5)	1.9	(1.0)	—	(12.3)
Net market change, distributions and other	1.0	0.4	(4.1)	(1.5)	(1.9)	(1.4)	4.1	(3.4)
AUM at March 31, 2018	$202.7	$106.6	$137.6	$67.0	$165.0	$48.2	$10.4	$737.5

(in billions)	Equity		Multi-Asset/Balanced	Fixed Income			Cash Management	Total
for the six months ended March 31, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	12.8	8.0	8.2	4.1	15.1	6.8	—	55.0
Long-term redemptions	(24.5)	(13.9)	(12.7)	(6.5)	(25.8)	(7.8)	—	(91.2)
Long-term net exchanges	(0.2)	0.3	0.3	(0.5)	(0.4)	0.2	—	(0.3)
Long-term reinvested distributions	2.3	3.2	2.5	1.0	1.6	0.5	—	11.1
Net flows	(9.6)	(2.4)	(1.7)	(1.9)	(9.5)	(0.3)	—	(25.4)
Net market change, distributions and other	14.1	4.4	6.2	(3.1)	10.9	(0.3)	(0.1)	32.1
AUM at March 31, 2017	$204.9	$105.3	$141.9	$71.5	$157.6	$52.8	$6.0	$740.0
AUM decreased $15.7 billion during the six months ended March 31, 2018 due to $12.3 billion of net outflows and $3.4 billion of net market change, distributions and other. The net outflows included outflows of $2.1 billion from three global/international fixed income funds with global macro strategies, $1.6 billion from a multi-asset/balanced fund, $0.8 billion from a global/international equity fund and $0.7 billion from an institutional separate account, and inflows of $2.5 billion in a global/international fixed income fund that introduced a new share class structure during fiscal year 2017 and $1.1 billion in an institutional separate account. Long-term sales increased 3% to $56.7 billion, as compared to the prior-year period, due to higher sales in global/international fixed income products, offset by lower sales in all other investment objectives. Long-term redemptions decreased 11% to $81.1 billion with decreases in all investment objectives, most significantly in global/international fixed income products. Net market change, distributions and other primarily consists of $15.7 billion of long-term distributions, net of $7.3 billion of market appreciation and a $4.1 billion increase in net cash management. The market appreciation occurred primarily in equity products and reflected positive returns in global equity markets as evidenced by increases of 5.8% and 4.4% in the S&P 500 Index and MSCI World Index.
AUM increased $6.7 billion or 1% during the six months ended March 31, 2017 due to $32.1 billion of net market change, distributions and other, substantially offset by $25.4 billion of net outflows. Net market change, distributions and other primarily consists of $47.1 billion of market appreciation net of $13.0 billion of long-term distributions and a $2.3 billion decrease from foreign exchange revaluation. The market appreciation occurred in all long-term investment objectives except tax-free fixed income, primarily in equity, global/international fixed income and multi-asset/balanced products, and reflected positive returns in global equity markets as evidenced by increases of 10.1% and 8.6% in the S&P 500 Index and MSCI World Index, and strong performance of our global/international fixed income products despite a 5.4% decrease in the Bloomberg Barclays Global Aggregate Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 14% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Euro, Japanese Yen and Canadian dollar. The net outflows included $9.6 billion from three global/international fixed income funds with global macro strategies, $2.9 billion from two sub-advised variable annuity clients due to shifts in their investment strategies, and $1.3 billion from an institutional separate account.
Average AUM by sales region was as follows:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2018	2017		2018	2017
United States	$494.1	$496.5	0%	$496.5	$494.8	0%
International
Europe, Middle East and Africa	110.8	102.2	8%	109.9	101.8	8%
Asia-Pacific	97.7	84.8	15%	96.1	83.8	15%
Canada	31.2	30.9	1%	31.5	30.7	3%
Latin America [1]	18.0	17.3	4%	18.0	17.1	5%
Total international	257.7	235.2	10%	255.5	233.4	9%
Total	$751.8	$731.7	3%	$752.0	$728.2	3%
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.

The percentage of average AUM in the United States sales region was 66% for the three and six months ended March 31, 2018 and 68% for the same periods in the prior fiscal year.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 80% of AUM exceeding the benchmark and peer group median comparisons for the ten-year period. Lower performance by these products during the six months ended March 31, 2018 resulted in significant reductions from September 30, 2017 to the benchmark and peer group median comparisons for the one-, three- and five-year periods. The performance of our multi-asset/balanced products significantly exceeded the peer group median for the ten-year period, but has lagged in the other period comparisons and against the benchmarks for all periods presented, reflecting the performance of a fund that represents approximately 70% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2018	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	15%	14%	16%	33%	25%	27%	47%	46%
United States	51%	43%	22%	28%	37%	56%	43%	76%
Total equity	28%	25%	19%	31%	30%	38%	45%	59%
Multi-Asset/Balanced	9%	10%	11%	11%	6%	8%	10%	86%
Fixed Income
Tax-free	4%	29%	29%	39%	11%	42%	41%	70%
Taxable
Global/international	20%	19%	46%	80%	15%	17%	68%	97%
United States	30%	26%	45%	59%	0%	12%	12%	28%
Total fixed income	17%	23%	41%	64%	11%	24%	50%	76%
__________________

[1]	AUM measured in the benchmark and peer group rankings represents 88% and 81% of our total AUM as of March 31, 2018.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 17, 2018 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2018	2017		2018	2017
Investment management fees	$1,117.1	$1,089.2	3%	$2,230.7	$2,152.4	4%
Sales and distribution fees	409.8	431.2	(5%)	827.6	850.5	(3%)
Shareholder servicing fees	61.3	56.4	9%	116.2	113.0	3%
Other	29.6	23.8	24%	58.8	45.5	29%
Total Operating Revenues	$1,617.8	$1,600.6	1%	$3,233.3	$3,161.4	2%
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
Investment management fees increased $27.9 million and $78.3 million for the three and six months ended March 31, 2018 primarily due to 3% increases in average AUM, partially offset by lower performance fees. The increases in average AUM occurred most significantly in the equity and global/international fixed income investment objectives, and in the Asia-Pacific and Europe, Middle East and Africa sales regions. A higher effective fee rate also contributed to the increase in fees for the six-month period.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) was 59.4 and 59.3 basis points for the three and six months ended March 31, 2018, and 59.5 and 59.1 basis points for the same periods in the prior fiscal year. The rate increase for the six-month period was primarily due to a higher weighting of AUM in international products.
Performance-based investment management fees were $6.9 million and $8.7 million for the three and six months ended March 31, 2018, and $22.3 million and $23.9 million for the same periods in the prior fiscal year, with the decreases primarily related to fees earned from a separately-managed account.
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

Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2018	2017		2018	2017
Asset-based fees	$331.5	$332.2	0%	$672.3	$670.5	0%
Sales-based fees	73.5	96.6	(24%)	147.8	175.4	(16%)
Contingent sales charges	4.8	2.4	100%	7.5	4.6	63%
Sales and Distribution Fees	$409.8	$431.2	(5%)	$827.6	$850.5	(3%)
Asset-based distribution fees for the three and six months ended March 31, 2018 were comparable to the amounts for the prior-year periods, as higher fees from non-U.S. products were offset by lower fees from U.S. products. Non-U.S. product fees increased $13.0 million and $25.0 million primarily due to 11% and 10% increases in the related average international AUM, while U.S. product fees decreased $13.7 million and $23.2 million primarily due to 5% and 4% decreases in the related average U.S. AUM.
Sales-based fees decreased $23.1 million and $27.6 million for the three and six months ended March 31, 2018 primarily due to $20.8 million and $31.3 million decreases from 26% and 20% decreases in U.S. commissionable sales. The decrease for the six-month period was partially offset by a $3.0 million increase from a 10% increase in international commissionable sales. Total commissionable sales decreased 26% and 14% for the three and six months ended March 31, 2018.
Commissionable sales represented 9% of total sales for the three and six months ended March 31, 2018, and 11% for the same periods in the prior year. U.S. product commissionable sales were 72% of total commissionable sales for both periods in the current year, and 72% and 78% for the same periods in the prior year.
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
Shareholder servicing fees increased $4.9 million and $3.2 million for the three and six months ended March 31, 2018 primarily due to $4.5 million and $1.5 million increases from U.S. funds which reflect the impact of a seasonally higher level of transactions under the new fee structure. Also contributing to the increases were $0.8 million and $1.7 million increases from funds in Europe and Asia resulting from higher levels of related AUM.
Other
Other revenue increased $5.8 million and $13.3 million for the three and six months ended March 31, 2018 primarily due to higher interest and dividend income from consolidated investment products.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2018	2017		2018	2017
Sales, distribution and marketing	$521.5	$534.8	(2%)	$1,050.2	$1,054.8	0%
Compensation and benefits	355.5	343.4	4%	688.0	654.9	5%
Information systems and technology	58.1	54.0	8%	113.1	105.7	7%
Occupancy	34.1	29.0	18%	63.5	58.1	9%
General, administrative and other	92.9	83.9	11%	181.7	145.5	25%
Total Operating Expenses	$1,062.1	$1,045.1	2%	$2,096.5	$2,019.0	4%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2018	2017		2018	2017
Asset-based expenses	$431.2	$429.6	0%	$871.8	$861.4	1%
Sales-based expenses	68.9	87.9	(22%)	137.9	159.0	(13%)
Amortization of deferred sales commissions	21.4	17.3	24%	40.5	34.4	18%
Sales, Distribution and Marketing	$521.5	$534.8	(2%)	$1,050.2	$1,054.8	0%
Asset-based expenses increased $1.6 million and $10.4 million for the three and six months ended March 31, 2018 as higher distribution expenses related to non-U.S. products were significantly offset by lower expenses related to U.S. products. Non-U.S. product expenses increased $15.1 million and $35.3 million primarily due to 8% increases in the related average international AUM in both periods, while U.S. product expenses decreased $13.5 million and $24.9 million primarily due to 5% and 4% decreases in the related average U.S. AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $19.0 million and $21.1 million for the three and six months ended March 31, 2018 primarily due to $17.5 million and $26.2 million decreases from 26% and 20% decreases in U.S. commissionable sales. The decrease for the six-month period was partially offset by a $2.7 million increase from a 10% increase in international commissionable sales.
Amortization of deferred sales commissions increased $4.1 million and $6.1 million for the three and six months ended March 31, 2018 primarily due to higher sales of non-U.S. shares sold without a front-end sales charge to investors, partially offset by lower such sales of U.S. shares.

Compensation and Benefits
Compensation and benefit expenses increased $12.1 million and $33.1 million for the three and six months ended March 31, 2018 due to $26.0 million and $41.9 million increases in salaries, wages and benefits, partially offset by $13.9 million and $8.8 million decreases in variable compensation. Salaries, wages and benefits increased primarily due to increases of $9.0 million and $16.3 million from higher average staffing levels, $7.5 million and $9.9 million in termination benefits, $5.6 million and $10.6 million for annual merit salary adjustments that were effective December 1, 2017 and 2016, and $4.3 million and $7.1 million from unfavorable foreign currency impacts. Variable compensation decreased primarily due to decreases of $15.0 million and $16.5 million in the value of unvested mutual fund awards, partially offset by increases of $2.3 million and $8.4 million in bonus expense due to lower expectations of our annual performance during the prior-year period.
Variable compensation as a percentage of compensation and benefits was 31% and 32% for the three and six months ended March 31, 2018, and 36% and 35% for the same periods in the prior fiscal year. At March 31, 2018, our global workforce had increased to approximately 9,400 employees from approximately 9,200 at March 31, 2017.
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
Information Systems and Technology
Information systems and technology expenses increased $4.1 million and $7.4 million for the three and six months ended March 31, 2018 primarily due to higher software and technology consulting costs, partially offset by lower amortization of capitalized software costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2018	2017	2018	2017
Net carrying value at beginning of period	$105.9	$96.1	$102.1	$88.1
Additions, net of disposals	12.9	14.4	28.9	34.9
Amortization	(11.9)	(14.1)	(24.1)	(26.6)
Net Carrying Value at End of Period	$106.9	$96.4	$106.9	$96.4
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $5.1 million and $5.4 million for the three and six months ended March 31, 2018 primarily due to $3.9 million of equipment impairment.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, advertising and promotion, professional fees, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $9.0 million for the three months ended March 31, 2018 primarily due to increases of $4.9 million in third-party fees for sub-advisory and fund administration services and $4.4 million in professional fees related to various corporate activities.
General, administrative and other operating expenses increased $36.2 million for the six months ended March 31, 2018 primarily due to higher levels of contingent consideration expense, professional fees, third-party service fees and advertising and promotion. Contingent consideration expense related to the liability for the K2 Advisors Holdings, LLC (“K2”) acquisition increased $13.6 million as the fair value of the K2 liability increased by $5.6 million as compared to a decrease of $8.0 million in the prior-year period. Professional fees increased $7.8 million related to various corporate activities, third-party fees primarily for sub-advisory and fund administration services increased $6.3 million, and advertising and promotion expenses increased $5.0 million.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2018	2017		2018	2017
Investment and other income, net	$87.4	$84.6	3%	$168.7	$130.7	29%
Interest expense	(10.0)	(12.6)	(21%)	(20.8)	(25.9)	(20%)
Other Income, Net	$77.4	$72.0	8%	$147.9	$104.8	41%
Investment and other income, net consists primarily of interest and dividend income, gains (losses) on investments of consolidated investment products (“CIPs”), income from equity method investees and foreign currency exchange gains (losses).
Other income, net increased $5.4 million and $43.1 million for the three and six months ended March 31, 2018, primarily due to gains on investments held by CIPs and higher interest and dividend income, partially offset by lower income from equity method investees. Investments held by CIPs generated higher net gains of $15.9 million for the three-month period, and net gains of $54.6 million, as compared to net losses of $7.2 million in the prior year for the six-month period. The gains were primarily from higher market valuations of holdings by various global/international fixed income funds and an emerging markets equity fund. Interest income increased $9.7 million and $19.9 million primarily due to higher interest rates. Dividend income increased $6.0 million and $8.3 million primarily due to higher yields on, and investments in, money market funds. The increases were partially offset by $25.6 million and $24.6 million decreases in income from equity method investees primarily due to lower gains on investments held by a global equity fund and a global macro hedge fund. The increase for the six-month period was also partially offset by $10.7 million of net foreign currency exchange losses, as compared to net gains of $13.6 million in the prior year, primarily from the impact of weakening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
On April 20, 2018, we gave notice that on May 21, 2018 we will redeem all of our outstanding $350.0 million 4.625% senior notes due in May 2020. The redemption will result in the recognition of approximately $13 million of accelerated interest expense during the quarter ended June 30, 2018.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at March 31, 2018, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Trading Investments	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$8,545.4	$—	$—	$—	$8,545.4
Investments
Equity
Global/international	59.8	15.4	761.9	223.3	1,060.4
United States	17.5	5.3	—	3.7	26.5
Total equity	77.3	20.7	761.9	227.0	1,086.9
Multi-Asset/Balanced	9.2	5.3	18.4	197.7	230.6
Fixed Income
Tax-free	0.1	—	5.0	—	5.1
Taxable
Global/international	64.7	263.5	257.7	567.4	1,153.3
United States	35.1	60.1	—	336.8	432.0
Total fixed income	99.9	323.6	262.7	904.2	1,590.4
Total investments	186.4	349.6	1,043.0	1,328.9	2,907.9
Total Cash and Cash Equivalents and Investments	$8,731.8	$349.6	$1,043.0	$1,328.9	$11,453.3

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2017 for information on investment accounting classifications.

[2]
Other consists of $87.7 million of available-for-sale investments and $12.2 million of investments in life settlement contracts, both of which are measured at fair value, and $86.5 million of investments carried at cost.

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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The estimated effects of the changes in the tax rate and laws resulting from the Tax Act were recognized during the quarter ended December 31, 2017, and were revised based on additional technical guidance from the Department of Treasury and information that became available during the quarter ended March 31, 2018.
The transition tax expense was estimated to be $1,120.2 million as of March 31, 2018 and may be adjusted in future quarters upon issuance of additional technical guidance, legislative updates from states on tax reform, and the completion of our tax return filings. The revaluation of our net deferred tax liabilities at the lower corporate income tax rate resulted in an estimated net tax benefit of $53.6 million during the six months ended March 31, 2018, which may be revised in future quarters as the related temporary differences are realized or settled.
The federal statutory rate for our fiscal year ending September 30, 2018 is a blended rate of 24.5% based on the pre- and post-Tax Act rates, and will be 21.0% for future fiscal years.

Our effective income tax rate was 23.7% and 106.9% for the three and six months ended March 31, 2018, as compared to 30.7% and 31.5% for the same periods in the prior fiscal year. The rate decrease for the three-month period was due to the lower federal statutory rate partially offset by lower tax benefits attributable to foreign earnings. The rate increase for the six-month period was primarily due to the impact of the transition tax, partially offset by the lower statutory rate and the net tax benefit from the revaluation of net deferred tax liabilities. Our effective income tax rate is expected to be approximately 70% for the full fiscal year 2018, and approximately 24% to 25% excluding the one-time impacts of the Tax Act.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates. Changes in tax rates in these jurisdictions and in our estimated impacts from the Tax Act may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2018	2017
Cash Flow Data
Operating cash flows	$897.0	$614.3
Investing cash flows	(181.5)	74.1
Financing cash flows	(764.5)	(361.8)
Net cash provided by operating activities increased during the six months ended March 31, 2018 primarily due to activities of CIPs, which had a lower increase in trading securities and a decrease in receivables, as compared to an increase in the prior year, partially offset by a decrease in our trading securities as compared to an increase in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from lower net liquidations of investments of CIPs, net deconsolidations of CIPs, as compared to net consolidations in the prior year, and higher net purchases of our investments. Net cash used in financing activities increased primarily due to lower net subscriptions in CIPs by noncontrolling interests and higher repurchases of common stock.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2018	September 30, 2017
Assets
Cash and cash equivalents	$8,545.4	$8,523.3
Receivables	765.4	767.8
Investments	1,935.4	1,995.2
Total Liquid Assets	$11,246.2	$11,286.3

Liability
Debt	$1,044.8	$1,044.2
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

We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. At March 31, 2018, our subsidiaries held $3,575.9 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our products, as compared to $3,481.9 million held at September 30, 2017. Included in these amounts were liquid assets that were restricted from transfer to Franklin and other subsidiaries of $171.0 million at March 31, 2018 and $167.4 million at September 30, 2017. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2018, $1,049.1 million of the notes were outstanding with an aggregate face value of $1,050.0 million. The notes were issued at fixed interest rates and consist of $350.0 million at 4.625% per annum which mature in 2020, $300.0 million at 2.800% per annum which mature in 2022, and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at March 31, 2018.
On April 20, 2018, we gave notice that on May 21, 2018 we will redeem all of the outstanding $350.0 million 4.625% senior notes due in May 2020. The make-whole redemption price is expected to approximate $363 million.
At March 31, 2018, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, repurchase shares of our common stock, invest in our products, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and income taxes, and repay and service debt. We are currently reassessing our capital management and repatriation policies in light of the changes contained in the Tax Act.
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.46 ($0.23 per share per quarter) and a special dividend of $3.00 per share during the six months ended March 31, 2018, and regular cash dividends of $0.40 per share ($0.20 per share per quarter) during the six months ended March 31, 2017. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2018, we repurchased 11.1 million and 15.7 million shares of our common stock at a cost of $432.6 million and $632.6 million. At March 31, 2018, 15.9 million shares remained available for repurchase under the program, which is not subject to an expiration date. On April 11, 2018, our Board of Directors authorized the repurchase of up to an additional 80.0 million shares of our common stock in either open market or private transactions. The size and timing of these purchases will depend on price, market and business conditions and other factors. During the three and six months ended March 31, 2017, we repurchased 4.0 million and 11.1 million shares of our common stock at a cost of $166.8 million and $428.5 million.
We redeemed $90.7 million, net of investments, from our sponsored products during the six months ended March 31, 2018, and invested $111.5 million, net of redemptions, in the prior-year period.
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
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We estimated our federal transition tax liability to be $1,101.0 million. This liability is payable over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
At March 31, 2018, there were no other material changes in our other contractual obligations, commitments and contingent liability from September 30, 2017.
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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and certain investment management fees earned from these entities. As of March 31, 2018, we were the primary beneficiary of 32 VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2018, Level 3 assets represented 13% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 72% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during the six months ended March 31, 2018.

Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2017, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions, including changes in our AUM and weighted-average cost of capital, and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of March 31, 2018, our total AUM by fair value hierarchy level was 47% Level 1, 52% Level 2 and 1% Level 3.
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
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our products and services. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Compliance with certain aspects of the latter is required by December 1, 2018, and other aspects are delayed until June 1, 2019, subject to further regulatory update.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act of 1970, anti-money laundering and Know Your Customer requirements, and economic, trade and other sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives. For example, effective May 2018, failure to timely and properly comply and maintain ongoing compliance with the data protection rules under the EU’s General Data Protection Regulation (“GDPR”) may subject us to enforcement proceedings and significant fines and costs.
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
Effective May 2018, the EU’s GDPR will strengthen and unify data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent rules under GDPR will continue to require an extensive review of all of our global data processing systems. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher.
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
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings may at times materially impact our effective tax rate, such as pursuant to the reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings under the Tax Cuts and Jobs Act of 2017 enacted into law in December 2017.

Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, systems failures, data or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, the technology systems we use remain vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities designed to maliciously obtain and exploit confidential information and to otherwise cause damage) or an authorized employee or vendor inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation. Potential system disruptions, failures or breaches of the technology systems we use or the security infrastructure we rely upon, and the costs necessary to address them, could result in: significant material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential client and business information; loss of valuable information; breach of client and vendor contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security and organizational costs to mitigate against future incidents; reputational harm; loss of confidence in our business and products; liability for failure to properly and timely review and disclose applicable incidents or provide relevant updated disclosure; regulatory investigations or actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Also, our third-party applications may include confidential and proprietary data provided by vendors and by us. We may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data, for losses related to the data, or if data we provide is deemed to infringe upon the rights of others. In addition, the failure to properly manage and operate the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and our competitors may from time to time implement more advanced technology platforms for their products and services, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the EU’s Capital Requirements Directive, those adopted under AIFMD and UCITS and those required to be adopted under the Dodd-Frank Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we are likely to need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In addition, the SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In April 2016, the DOL issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. As issued, the rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates, and could impact the compensation paid to the financial intermediaries who sell our funds to their retirement clients and could negatively impact our business. Certain aspects of the rule became applicable in June 2017, while other aspects of the rule are not expected to become applicable until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit struck down the rule and vacated it in its entirety, although it may still be subject to further judicial or regulatory action. On April 18, 2018, the SEC proposed rules that would apply to all retail investors and would, among other things: require broker-dealers to act in the best interest of their retail customers when recommending securities and provide additional disclosure about the scope and terms of the relationship; clarify the fiduciary duty that an investment adviser owes to its clients; and require a new short-form disclosure document to inform clients of the nature of their relationships with investment professionals and investment advisers, including differences in the principal types of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist. In addition, the U.K., the Netherlands and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
Our increasing focus on international markets as a source of investments and sales of our products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected and may in the future affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the U.S. Appreciation of the U.S. dollar has and could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past and could in the future have a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2018, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2017.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2018 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2018.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	1,066,623	$43.79	1,066,623	25,917,470
February 2018	3,992,615	39.42	3,992,615	21,924,855
March 2018	6,011,585	38.01	6,011,585	15,913,270
Total	11,070,823		11,070,823
Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. At March 31, 2018, 15.9 million shares remained available for repurchase under the program, which is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report. In April 2018 and June 2016, we announced that our Board of Directors authorized the repurchase of up to 80.0 million and 50.0 million additional shares of our common stock under the stock repurchase program.
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

10.1	Non-Employee Director Compensation as of February 14, 2018 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

___________
*        Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	April 26, 2018	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial Officer)