Form 10-Q
period 2018-06-30
FRANKLIN RESOURCES INC
filed 2018-07-27
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Outstanding: 527,058,253 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 20, 2018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Operating Revenues
Investment management fees	$1,077.9	$1,097.0	$3,308.6	$3,249.4
Sales and distribution fees	391.4	433.3	1,219.0	1,283.8
Shareholder servicing fees	53.9	56.7	170.1	169.7
Other	35.4	26.9	94.2	72.4
Total operating revenues	1,558.6	1,613.9	4,791.9	4,775.3
Operating Expenses
Sales, distribution and marketing	499.8	541.2	1,550.0	1,596.0
Compensation and benefits	357.5	342.7	1,045.5	997.6
Information systems and technology	62.5	54.1	175.6	159.8
Occupancy	30.5	30.2	94.0	88.3
General, administrative and other	105.2	81.5	286.9	227.0
Total operating expenses	1,055.5	1,049.7	3,152.0	3,068.7
Operating Income	503.1	564.2	1,639.9	1,706.6
Other Income (Expenses)
Investment and other income (losses), net	(33.8)	92.2	134.9	222.9
Interest expense	(22.1)	(12.9)	(42.9)	(38.8)
Other income (expenses), net	(55.9)	79.3	92.0	184.1
Income before taxes	447.2	643.5	1,731.9	1,890.7
Taxes on income	91.8	184.1	1,465.5	577.5
Net income	355.4	459.4	266.4	1,313.2
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(1.6)	12.5	22.8	8.6
Redeemable noncontrolling interests	(45.0)	36.3	(18.3)	33.1
Net Income Attributable to Franklin Resources, Inc.	$402.0	$410.6	$261.9	$1,271.5

Earnings per Share
Basic	$0.75	$0.73	$0.45	$2.25
Diluted	0.75	0.73	0.45	2.25
Dividends Declared per Share	$0.23	$0.20	$3.69	$0.60

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Income	$355.4	$459.4	$266.4	$1,313.2
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	3.3	(1.6)	6.6	1.4
Currency translation adjustments, net of tax	(86.7)	54.0	(64.1)	32.3
Net unrealized gains (losses) on defined benefit plans, net of tax	0.2	(0.2)	(0.5)	(0.2)
Total other comprehensive income (loss)	(83.2)	52.2	(58.0)	33.5
Total comprehensive income	272.2	511.6	208.4	1,346.7
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(1.6)	12.5	22.8	8.6
Redeemable noncontrolling interests	(45.0)	36.3	(18.3)	33.1
Comprehensive Income Attributable to Franklin Resources, Inc.	$318.8	$462.8	$203.9	$1,305.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	June 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$6,422.6	$8,523.3
Receivables	814.9	767.8
Investments (including $587.0 and $440.0 at fair value at June 30, 2018 and September 30, 2017)	1,509.5	1,393.6
Assets of consolidated investment products
Cash and cash equivalents	231.6	226.4
Receivables	132.0	234.1
Investments, at fair value	3,331.1	3,467.4
Property and equipment, net	522.4	517.2
Goodwill and other intangible assets, net	2,352.9	2,227.7
Other	211.0	176.5
Total Assets	$15,528.0	$17,534.0

Liabilities
Compensation and benefits	$405.9	$396.6
Accounts payable and accrued expenses	177.5	167.4
Dividends	130.1	113.3
Commissions	291.3	313.3
Income taxes	1,176.2	74.7
Debt	695.7	1,044.2
Liabilities of consolidated investment products
Accounts payable and accrued expenses	76.3	124.1
Debt	34.1	53.4
Deferred taxes	128.0	170.6
Other	190.9	198.7
Total liabilities	3,306.0	2,656.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	2,031.6	1,941.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 529,106,446 and 554,865,343 shares issued and outstanding at June 30, 2018 and September 30, 2017	52.9	55.5
Retained earnings	10,153.5	12,849.3
Accumulated other comprehensive loss	(342.9)	(284.8)
Total Franklin Resources, Inc. stockholders’ equity	9,863.5	12,620.0
Nonredeemable noncontrolling interests	326.9	315.8
Total stockholders’ equity	10,190.4	12,935.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,528.0	$17,534.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended June 30,
(in millions)	2018	2017
Net Income	$266.4	$1,313.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	60.5	52.9
Depreciation and other amortization	58.7	62.3
Stock-based compensation	89.5	95.0
Income from investments in equity method investees	(41.8)	(88.4)
Net gains on investments of consolidated investment products	(35.1)	(15.7)
Deferred income taxes	(54.5)	(7.0)
Other	28.3	(18.5)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(79.2)	(39.0)
Decrease (increase) in receivables of consolidated investment products	97.1	(45.7)
Decrease (increase) in trading securities, net	(165.7)	68.6
Decrease (increase) in trading securities of consolidated investment products, net	235.6	(528.9)
Increase (decrease) in accrued compensation and benefits	(18.6)	2.0
Increase (decrease) in commissions payable	(22.0)	11.0
Increase in income taxes payable	1,106.6	68.8
Decrease in accounts payable, accrued expenses and other liabilities	(18.4)	(26.3)
Increase in accounts payable and accrued expenses of consolidated investment products	1.1	54.0
Net cash provided by operating activities	1,508.5	958.3
Purchase of investments	(250.0)	(336.2)
Liquidation of investments	127.5	271.3
Purchase of investments by consolidated investment products	(46.1)	(114.3)
Liquidation of investments by consolidated investment products	72.3	333.9
Additions of property and equipment, net	(71.5)	(49.0)
Adoption of new accounting guidance	—	(49.2)
Acquisitions, net of cash acquired	(97.0)	(14.0)
Net (deconsolidation) consolidation of investment products	(8.0)	22.4
Net cash provided by (used in) investing activities	(272.8)	64.9
Issuance of common stock	13.6	13.0
Dividends paid on common stock	(1,994.9)	(329.4)
Repurchase of common stock	(1,056.0)	(600.6)
Excess tax benefit from stock-based compensation	—	0.6
Payment on debt	(361.9)	—
Payment on loan	—	(22.5)
Proceeds from debt of consolidated investment products	—	0.7
Payments on debt by consolidated investment products	(19.6)	(288.3)
Payments on contingent consideration liability	(21.6)	(31.7)
Noncontrolling interests	123.7	527.4
Net cash used in financing activities	(3,316.7)	(730.8)
Effect of exchange rate changes on cash and cash equivalents	(14.5)	10.5

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2018	2017
Increase (decrease) in cash and cash equivalents	$(2,095.5)	$302.9
Cash and cash equivalents, beginning of period	8,749.7	8,483.3
Cash and Cash Equivalents, End of Period	$6,654.2	$8,786.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$414.9	$520.5
Cash paid for interest	34.2	34.4
Cash paid for interest by consolidated investment products	1.9	10.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2017 (“fiscal year 2017”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2018.
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
Accounting Guidance Not Yet Adopted
The FASB issued new guidance in May 2014 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The guidance is effective for the Company on October 1, 2018 and allows for either a full or modified retrospective approach at adoption. While the Company’s implementation efforts are ongoing, it does not expect adoption of the guidance to have a significant impact on the timing of recognition or presentation for substantially all of its operating revenue or the accounting for its contract costs. The impact upon adoption may differ based on further evaluation of the Company’s arrangements. The Company will elect the modified retrospective approach and recognize a cumulative effect adjustment to retained earnings at adoption.
There were no other significant updates to the new accounting guidance not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2017.

Note 3 – Stockholders’ Equity
Changes in total stockholders’ equity were as follows:

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the nine months ended June 30, 2018
Balance at October 1, 2017	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance	0.4	—	0.4
Net income	261.9	22.8	284.7
Other comprehensive loss	(58.0)		(58.0)
Cash dividends declared on common stock	(2,011.7)		(2,011.7)
Repurchase of common stock	(1,078.8)		(1,078.8)
Stock-based compensation	102.7		102.7
Acquisition	27.0		27.0
Net redemptions and other		(14.1)	(14.1)
Net consolidation of investment products		2.4	2.4
Balance at June 30, 2018	$9,863.5	$326.9	$10,190.4

(in millions)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
for the nine months ended June 30, 2017
Balance at October 1, 2016	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance	(1.3)	(324.6)	(325.9)
Net income	1,271.5	8.6	1,280.1
Other comprehensive income	33.5		33.5
Cash dividends declared on common stock	(338.5)		(338.5)
Repurchase of common stock	(603.1)		(603.1)
Stock-based compensation	102.1		102.1
Net subscriptions and other		38.0	38.0
Deconsolidation of investment product		(9.3)	(9.3)
Balance at June 30, 2017	$12,400.0	$305.1	$12,705.1
During the three and nine months ended June 30, 2018, the Company repurchased 13.4 million and 29.1 million shares of its common stock at a cost of $446.2 million and $1,078.8 million under its stock repurchase program. At June 30, 2018, 82.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. On April 11, 2018, the Company’s Board of Directors authorized the Company to repurchase, from time to time, up to an additional 80.0 million shares of its common stock in either open market or private transactions. Shares repurchased under the stock repurchase program are retired. During the three and nine months ended June 30, 2017, the Company repurchased 4.1 million and 15.2 million shares of its common stock at a cost of $174.6 million and $603.1 million.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Franklin Resources, Inc.	$402.0	$410.6	$261.9	$1,271.5
Less: allocation of earnings to participating nonvested stock and stock unit awards	3.3	3.5	17.1	9.9
Net Income Available to Common Stockholders	$398.7	$407.1	$244.8	$1,261.6

Weighted-average shares outstanding – basic	533.0	556.2	542.9	560.5
Dilutive effect of nonparticipating nonvested stock unit awards	0.5	0.5	0.7	0.3
Weighted-Average Shares Outstanding – Diluted	533.5	556.7	543.6	560.8

Earnings per Share
Basic	$0.75	$0.73	$0.45	$2.25
Diluted	0.75	0.73	0.45	2.25
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.8 million and 0.3 million for the three and nine months ended June 30, 2018, and 0.2 million and 0.7 million for the three and nine months ended June 30, 2017.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products. See Note 8 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2018	September 30, 2017
Investment securities, trading
Sponsored funds	$203.7	$31.1
Debt and other equity securities	269.6	283.4
Total investment securities, trading	473.3	314.5
Investment securities, available-for-sale
Sponsored funds	100.9	110.8
Debt and other equity securities	1.0	1.9
Total investment securities, available-for-sale	101.9	112.7
Investments in equity method investees	858.8	893.5
Other investments	75.5	72.9
Total	$1,509.5	$1,393.6
Debt and other equity trading securities consist primarily of corporate debt.
Investment securities with aggregate carrying amounts of $1.2 million and $0.8 million were pledged as collateral at June 30, 2018 and September 30, 2017.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
as of June 30, 2018
Sponsored funds	$93.0	$9.7	$(1.8)	$100.9
Debt and other equity securities	1.0	—	—	1.0
Total	$94.0	$9.7	$(1.8)	$101.9

as of September 30, 2017
Sponsored funds	$107.9	$9.4	$(6.5)	$110.8
Debt and other equity securities	1.9	—	—	1.9
Total	$109.8	$9.4	$(6.5)	$112.7
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of June 30, 2018
Sponsored funds	$20.3	$(1.3)	$21.3	$(0.5)	$41.6	$(1.8)

as of September 30, 2017
Sponsored funds	$28.4	$(6.3)	$2.4	$(0.2)	$30.8	$(6.5)
The Company recognized other-than-temporary impairment of $0.3 million and $0.9 million during the three and nine months ended June 30, 2018, and $0.5 million and $0.8 million during the three and nine months ended June 30, 2017.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 8 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of June 30, 2018
Assets
Investment securities, trading
Sponsored funds	$203.7	$—	$—	$203.7
Debt and other equity securities	19.4	58.1	192.1	269.6
Investment securities, available-for-sale
Sponsored funds	100.9	—	—	100.9
Debt and other equity securities	0.2	0.5	0.3	1.0
Life settlement contracts	—	—	11.8	11.8
Total Assets Measured at Fair Value	$324.2	$58.6	$204.2	$587.0

Liability
Contingent consideration liability	$—	$—	$35.6	$35.6

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2017
Assets
Investment securities, trading
Sponsored funds	$31.1	$—	$—	$31.1
Debt and other equity securities	18.2	78.4	186.8	283.4
Investment securities, available-for-sale
Sponsored funds	110.8	—	—	110.8
Debt and other equity securities	1.0	0.6	0.3	1.9
Life settlement contracts	—	—	12.8	12.8
Total Assets Measured at Fair Value	$161.1	$79.0	$199.9	$440.0

Liability
Contingent consideration liability	$—	$—	$51.0	$51.0
Level 1 assets consist primarily of sponsored funds and other equity securities for which the fair values are based on published net asset values (“NAV”) or quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of corporate debt securities for which the fair value is determined using market pricing, and other debt securities and life settlement contracts for which the fair values are based on discounted cash flows using significant unobservable inputs.
The fair value of the contingent consideration liability is determined using an income-based method which considers the net present value of anticipated future cash flows.
Transfers into Level 2 from Level 1 were nil and $0.5 million for the three and nine months ended June 30, 2018, and transfers into Level 1 from Level 2 were $0.5 million for both periods. The transfers into Level 2 from Level 1 were securities for which the quoted market prices were adjusted as of March 31, 2018 due to significant price changes in U.S.-traded market proxies resulting from global market volatility. The adjustments were made after the close of foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. The transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices. There were no transfers between Level 1 and Level 2 during the nine months ended June 30, 2017. There were no transfers into or out of Level 3 during the nine months ended June 30, 2018, and there were no transfers into Level 3 for the nine months ended June 30, 2017.
Changes in the Level 3 assets and liabilities were as follows:

	2018		2017
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the three months ended June 30,
Balance at beginning of period	$208.1	$(31.2)	$211.0	$(60.4)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.0	—	1.7	—
Included in general, administrative and other expense	—	(4.4)	—	5.6
Purchases	5.4	—	1.3	—
Sales	(0.4)	—	—	—
Settlements	(1.1)	—	(0.1)	—
Foreign exchange revaluation and other	(8.8)	—	0.9	—
Balance at End of Period	$204.2	$(35.6)	$214.8	$(54.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.4	$(4.4)	$2.2	$(0.1)

	2018		2017
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the nine months ended June 30,
Balance at beginning of period	$199.9	$(51.0)	$205.1	$(98.1)
Acquisition	—	—	—	(5.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	4.0	—	7.3	—
Included in general, administrative and other expense	—	(10.0)	—	13.6
Purchases	12.1	—	2.1	—
Sales	(0.4)	—	(2.4)	—
Settlements	(3.0)	32.4	(2.6)	35.4
Transfers out of Level 3	—	—	(0.4)	—
Foreign exchange revaluation and other	(8.4)	(7.0)	5.7	—
Balance at End of Period	$204.2	$(35.6)	$214.8	$(54.8)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$2.4	$(10.0)	$6.2	$7.9
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$171.3	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.7%
	20.8	Discounted cash flow	Discount rate	3.4%–6.6% (5.4%)
			Risk premium	2.0%–4.7% (3.1%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–117 months (62)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liability	35.6	Discounted cash flow	AUM growth rate	(3.4%)
			Discount rate	13.8%

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$175.7	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.6%
	11.1	Discounted cash flow	Discount rate	4.1%–6.7% (5.7%)
			Risk premium	2.0%–4.1% (2.9%)

Life settlement contracts	12.8	Discounted cash flow	Life expectancy	20–123 months (62)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	51.0	Discounted cash flow	AUM growth rate	1.3%–9.4% (5.3%)
			Discount rate	14.6%
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
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2018		September 30, 2017
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,422.6	$6,422.6	$8,523.3	$8,523.3
Other investments
Time deposits	2	12.2	12.2	13.4	13.4
Cost method investments	3	51.5	73.7	46.7	67.7

Financial Liability
Debt	2	$695.7	$685.0	$1,044.2	$1,073.5
Note 7 – Debt
The disclosures below include details of the Company’s debt, excluding that of consolidated investment products. See Note 8 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

	June 30, 2018	Effective Interest Rate	September 30, 2017	Effective Interest Rate
(in millions)
Senior Notes
$350 million 4.625% notes due May 2020	$—	N/A	$349.9	4.74%
$300 million 2.800% notes due September 2022	299.7	2.93%	299.6	2.93%
$400 million 2.850% notes due March 2025	399.5	2.97%	399.5	2.97%
Total senior notes	699.2		1,049.0
Debt issuance costs	(3.5)		(4.8)
Total	$695.7		$1,044.2
At June 30, 2018, the Company’s outstanding senior unsecured unsubordinated notes had an aggregate face value of $700.0 million. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity.
On May 21, 2018, the Company redeemed its outstanding 4.625% notes due in May 2020 at a make-whole redemption price of $361.9 million, which resulted in the recognition of $12.5 million of accelerated interest expense.
The Company was in compliance with all debt covenants at June 30, 2018.
At June 30, 2018, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 8 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 55 and 58 CIPs as of June 30, 2018 and September 30, 2017.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$231.6	$226.4
Receivables	132.0	234.1
Investments, at fair value	3,331.1	3,467.4
Other assets	1.0	0.9
Total Assets	$3,695.7	$3,928.8

Liabilities
Accounts payable and accrued expenses	$76.3	$124.1
Debt	34.1	53.4
Other liabilities	8.9	8.7
Total liabilities	119.3	186.2
Redeemable Noncontrolling Interests	2,031.6	1,941.9
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,244.2	1,511.8
Nonredeemable noncontrolling interests	300.6	288.9
Total stockholders’ equity	1,544.8	1,800.7
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,695.7	$3,928.8
The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2018 and 2017.
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
Investments
Investments of CIPs consisted of the following:

(in millions)	June 30, 2018	September 30, 2017
Investment securities, trading	$2,861.3	$3,017.2
Other equity securities	346.9	306.9
Other debt securities	122.9	143.3
Total	$3,331.1	$3,467.4
Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets and other debt instruments.

Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2018
Assets
Investments
Equity securities	$307.1	$307.1	$187.5	$160.8	$962.5
Debt securities	3.4	2,242.3	122.9	—	2,368.6
Total Assets Measured at Fair Value	$310.5	$2,549.4	$310.4	$160.8	$3,331.1

Liabilities
Other liabilities	$0.6	$8.3	$—	$—	$8.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2017
Assets
Investments
Equity securities	$331.4	$128.1	$160.7	$155.2	$775.4
Debt securities	1.4	2,555.2	135.4	—	2,692.0
Total Assets Measured at Fair Value	$332.8	$2,683.3	$296.1	$155.2	$3,467.4

Liabilities
Other liabilities	$0.4	$8.3	$—	$—	$8.7
Level 1 assets consist of equity and debt securities for which the fair values are based on quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of equity and debt securities of entities in emerging markets and other debt instruments for which the fair values are determined using significant unobservable inputs in either a market-based or income-based approach.
The fair value of other liabilities, which consist of short positions in debt and equity securities, is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
Transfers into Level 2 from Level 1 were nil and $3.5 million for the three and nine months ended June 30, 2018, and transfers into Level 1 from Level 2 were $2.8 million for both periods. The transfers into Level 2 from Level 1 were securities for which the quoted market prices were adjusted as of March 31, 2018 due to significant price changes in U.S.-traded market proxies resulting from global market volatility. The impacted securities trade in 11 different countries in Asia-Pacific, Europe and Latin America. The adjustments were made after the close of the foreign markets and were based on third-party factors derived from model-based valuation techniques for which the significant assumptions were observable in the market. The transfers into Level 1 from Level 2 were securities that were valued using unadjusted quoted market prices. There were no transfers between Level 1 and Level 2 during the nine months ended June 30, 2017. There were no transfers into or out of Level 3 during the nine months ended June 30, 2018 and 2017.
Investments for which fair value was estimated using reported NAV as a practical expedient consisted of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.7 years and 4.4 years at June 30, 2018 and September 30, 2017. The CIPs’ unfunded commitments to these funds totaled $1.9 million, of which the Company was contractually obligated to fund $0.4 million based on its ownership percentage in the CIPs, at both June 30, 2018 and September 30, 2017.

Changes in Level 3 assets were as follows:

	2018			2017
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended June 30,
Balance at beginning of period	$188.4	$112.2	$300.6	$140.7	$114.4	$255.1
Realized and unrealized gains (losses) included in investment and other income, net	5.4	0.3	5.7	(10.3)	18.3	8.0
Purchases	0.1	5.0	5.1	4.7	15.5	20.2
Sales	(2.6)	(0.1)	(2.7)	(0.5)	(4.7)	(5.2)
Settlements	—	(0.5)	(0.5)	—	(0.6)	(0.6)
Consolidation	—	7.0	7.0	—	—	—
Foreign exchange revaluation	(3.8)	(1.0)	(4.8)	2.4	2.4	4.8
Balance at End of Period	$187.5	$122.9	$310.4	$137.0	$145.3	$282.3
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$0.9	$0.2	$1.1	$(10.3)	$18.2	$7.9

	2018			2017
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the nine months ended June 30,
Balance at beginning of period	$160.7	$135.4	$296.1	$160.3	$132.3	$292.6
Adoption of new accounting guidance	—	—	—	(45.4)	(0.5)	(45.9)
Realized and unrealized gains (losses) included in investment and other income, net	22.9	2.4	25.3	(9.4)	3.8	(5.6)
Purchases	22.7	15.5	38.2	30.2	23.3	53.5
Sales	(17.5)	(37.8)	(55.3)	(0.6)	(13.0)	(13.6)
Settlements	—	(0.5)	(0.5)	—	(0.6)	(0.6)
Consolidation	—	7.0	7.0	—	—	—
Foreign exchange revaluation	(1.3)	0.9	(0.4)	1.9	—	1.9
Balance at End of Period	$187.5	$122.9	$310.4	$137.0	$145.3	$282.3
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$17.5	$(2.1)	$15.4	$0.7	$3.2	$3.9
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$159.8	Market comparable companies	EBITDA multiple	5.9–13.6 (9.4)
	27.7	Discounted cash flow	Discount rate	8.1%–16.5% (14.1%)

Debt securities	76.9	Discounted cash flow	Discount rate	7.0%–14.8% (10.7%)
	30.9	Comparable trading multiple	Price to earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	12.0	Discounted cash flow	Loss-adjusted discount rate	3.0%–62.3% (10.7%)
	3.1	Market pricing	Private sale pricing	$33 per $100 of par

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$101.9	Market comparable companies	EBITDA multiple	5.5–12.3 (9.0)
	44.4	Discounted cash flow	Discount rate	5.7%–17.9% (14.3%)
	14.4	Market pricing	Price to earnings ratio	10.0

Debt securities	112.7	Discounted cash flow	Discount rate	5.0%–33.0% (9.5%)
			Risk premium	0.0%–25.0% (8.4%)
	22.7	Market pricing	Private sale pricing	$33–$57 ($52) per $100 of par
For securities using the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.
For securities using the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, loss-adjusted discount rate or risk premium in isolation would result in a significantly lower (higher) fair value measurement.
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
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2018		September 30, 2017
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$231.6	$231.6	$226.4	$226.4
Financial Liability
Debt	3	$34.1	$33.9	$53.4	$53.1
Debt
Debt of CIPs totaled $34.1 million and $53.4 million at June 30, 2018 and September 30, 2017. The debt had fixed and floating interest rates ranging from 3.07% to 7.63% with a weighted-average effective interest rate of 6.65% at June 30, 2018, and from 2.84% to 6.75% with a weighted-average effective interest rate of 5.15% at September 30, 2017. The debt carried at June 30, 2018 matures in fiscal year 2019.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the nine months ended June 30,	2018	2017
Balance at beginning of period	$1,941.9	$61.1
Adoption of new accounting guidance	—	824.7
Net income (loss)	(18.3)	33.1
Net subscriptions and other	137.8	489.4
Net consolidations (deconsolidations)	(29.8)	422.3
Balance at End of Period	$2,031.6	$1,830.6

Note 9 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of investment management fee receivables and equity investments as follows:

(in millions)	June 30, 2018	September 30, 2017
Receivables	$147.3	$155.6
Investments	84.7	129.3
Total	$232.0	$284.9
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the nine months ended June 30, 2018 or fiscal year 2017.
Note 10 – Taxes on Income
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate.
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. During the quarter ended December 31, 2017, the Company recognized an estimated transition tax expense of $1,120.7 million based on information then available. The Company subsequently decreased this estimate by $45.6 million as a result of the completion of the Company’s tax return filings for fiscal year 2017, additional technical guidance from the Department of Treasury, and further refinement of the calculation. The expense may be further adjusted in future quarters upon issuance of additional technical guidance, legislative updates from states on tax reform, and the completion of the Company’s tax return filings for fiscal year 2018. The federal portion of the transition tax liability, estimated to be $1,059.6 million, will be paid over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for the fiscal year ending September 30, 2018 is a blended rate of 24.5%, based on the pre- and post-Tax Act rates, and will be 21% for future fiscal years. During the quarter ended December 31, 2017, the Company recognized the estimated related changes in its deferred tax assets and deferred tax liabilities, which resulted in a $35.7 million decrease in deferred tax assets, an $88.8 million decrease in deferred tax liabilities and a $53.1 million net tax benefit. The Company subsequently increased the estimated net tax benefit by $0.4 million, and the estimate may be further revised in future quarters as the related temporary differences are realized or settled. During the nine months ended June 30, 2018, the Company reclassified $0.1 million from accumulated other comprehensive loss to retained earnings related to stranded tax effects resulting from the change in tax rate.
Deferred tax assets and deferred tax liabilities were as follows:

(in millions)	June 30, 2018	September 30, 2017
Deferred tax assets, net of valuation allowance	$92.4	$141.3
Deferred tax liabilities	199.4	296.1
Net Deferred Tax Liability	$107.0	$154.8
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)	June 30, 2018	September 30, 2017
Other assets	$21.0	$15.8
Deferred tax liabilities	128.0	170.6
Net Deferred Tax Liability	$107.0	$154.8

Prior to the Tax Act, the Company indefinitely reinvested the undistributed earnings of all its foreign subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. The Company is currently reconsidering its repatriation policy in light of the changes contained in the Tax Act.
The Company’s effective income tax rate was 20.5% and 84.6% for the three and nine months ended June 30, 2018, and is expected to be approximately 71% for the full fiscal year 2018.
Taxes on income and the related impacts on the effective income tax rate were as follows:

(in millions)	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Tax expense before one-time charges	$101.5	22.7%	$407.1	23.5%
Transition tax on deemed repatriation of undistributed foreign earnings	(45.1)	(10.1%)	1,075.1	62.1%
Revaluation of net deferred tax liabilities	0.1	0.0%	(53.5)	(3.1%)
Other Tax Act impacts	35.3	7.9%	36.8	2.1%
Total	$91.8	20.5%	$1,465.5	84.6%
Other Tax Act impacts consist primarily of foreign dividend distribution taxes and tax withholdings.
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
On November 2, 2017, a second former employee, represented by the same law firm, filed another class action lawsuit relating to the Plan in the same court, captioned Fernandez v. Franklin Resources, Inc., et al. The plaintiff filed an amended complaint on February 6, 2018, naming the same defendants as those named in the Cryer action, as well as the Franklin Board of Directors, the Plan Administrative Committee, individual current and former Franklin directors, and individual current and former Investment Committee members. The plaintiff in this second lawsuit asserts the same ERISA breach of fiduciary duty claim asserted in the Cryer action, as well as claims for alleged prohibited transactions by virtue of the Plan’s investments in the Funds and for an alleged failure to monitor the performance of the Investment Committee. The plaintiff alleges that Plan losses exceed $60.0 million and seeks the same relief sought in the Cryer action. On April 6, 2018, the court consolidated the Fernandez action with the existing Cryer action.
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
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2018 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Other Commitments and Contingencies
At June 30, 2018, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2017.
Note 12 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the nine months ended June 30, 2018
Nonvested balance at October 1, 2017	2,783	1,761	4,544	$37.23
Granted	2,260	724	2,984	42.67
Vested	(149)	(516)	(665)	39.23
Forfeited/canceled	(202)	(149)	(351)	44.58
Nonvested Balance at June 30, 2018	4,692	1,820	6,512	$39.12
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $148.1 million at June 30, 2018. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Investment and Other Income (Losses), Net
Interest income	$15.4	$20.3	$64.9	$49.9
Dividend income	16.6	3.3	30.0	8.4
Gains (losses) on trading investment securities, net	(2.4)	1.1	0.1	11.5
Realized gains on sale of investment securities, available-for-sale	0.6	2.6	2.7	5.5
Realized losses on sale of investment securities, available-for-sale	(0.4)	(0.4)	(0.8)	(1.6)
Income (losses) from investments in equity method investees	(4.1)	17.9	41.8	88.4
Other-than-temporary impairment of investments	(0.3)	(0.5)	(0.9)	(0.8)
Gains (losses) on investments of CIPs, net	(69.9)	59.8	(15.3)	52.6
Foreign currency exchange gains (losses), net	5.8	(19.2)	(4.9)	(5.6)
Other, net	4.9	7.3	17.3	14.6
Total	(33.8)	92.2	134.9	222.9
Interest Expense	(22.1)	(12.9)	(42.9)	(38.8)
Other Income (Expenses), Net	$(55.9)	$79.3	$92.0	$184.1
Interest income was primarily generated by cash equivalents and trading investment securities. Substantially all of the dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in nonconsolidated funds. Proceeds from the sale of available-for-sale securities were $6.8 million and $48.2 million for the three and nine months ended June 30, 2018, and $2.5 million and $28.3 million for the three and nine months ended June 30, 2017.
Net gains (losses) recognized on the Company’s trading investment securities that were held at June 30, 2018 and 2017 were $(1.1) million and $2.3 million for the three and nine months ended June 30, 2018, and $1.3 million and $3.8 million for the three and nine months ended June 30, 2017. Net gains (losses) recognized on trading investment securities of CIPs that were held at June 30, 2018 and 2017 were $(39.0) million and $(49.7) million for the three and nine months ended June 30, 2018, and $19.9 million and $25.8 million for the three and nine months ended June 30, 2017.

Note 14 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2018
Balance at April 1, 2018	$5.5	$(258.4)	$(6.8)	$(259.7)
Other comprehensive income (loss), net of tax	3.3	(86.7)	0.2	(83.2)
Balance at June 30, 2018	$8.8	$(345.1)	$(6.6)	$(342.9)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2018
Balance at October 1, 2017	$2.2	$(281.0)	$(6.0)	$(284.8)
Adoption of new accounting guidance	—	—	(0.1)	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	8.3	(62.6)	(0.5)	(54.8)
Reclassifications to net investment and other income (losses), net of tax	(1.7)	(1.5)	—	(3.2)
Total other comprehensive income (loss)	6.6	(64.1)	(0.5)	(58.0)
Balance at June 30, 2018	$8.8	$(345.1)	$(6.6)	$(342.9)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2017
Balance at April 1, 2017	$3.0	$(368.1)	$(8.1)	$(373.2)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(0.1)	54.0	(0.2)	53.7
Reclassifications to net investment and other income (losses), net of tax	(1.5)	—	—	(1.5)
Total other comprehensive income (loss)	(1.6)	54.0	(0.2)	52.2
Balance at June 30, 2017	$1.4	$(314.1)	$(8.3)	$(321.0)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2017
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	3.9	32.3	(0.2)	36.0
Reclassifications to net investment and other income (losses), net of tax	(2.5)	—	—	(2.5)
Total other comprehensive income (loss)	1.4	32.3	(0.2)	33.5
Balance at June 30, 2017	$1.4	$(314.1)	$(8.3)	$(321.0)
There were no reclassifications from accumulated other comprehensive income (loss) for the three months ended June 30, 2018.

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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products that include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. Our products and investment management and related services are distributed or marketed to investors globally under various distinct brand names: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2®, LibertyShares®, Edinburgh Partners™ and Random Forest Capital™. We offer a broad range of products under equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, that meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During the first nine months of our fiscal year, the global equity markets experienced volatility but provided overall positive returns as the S&P 500 Index and MSCI World Index increased 9.5% and 6.4%. However, volatility remains amid concerns about rising interest rates and trade sanctions between the U.S. and China, among other things. The global bond markets were negative as the Bloomberg Barclays Global Aggregate Index decreased 2.8% during our third fiscal quarter and 0.4% for the fiscal year to date.
Our total AUM at June 30, 2018 was $724.1 billion, 4% lower than at September 30, 2017 and 3% lower than at June 30, 2017. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2018 decreased 1% and increased 2% from the same periods in the prior fiscal year.

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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2018	2017		2018	2017
Operating revenues	$1,558.6	$1,613.9	(3%)	$4,791.9	$4,775.3	0%
Operating income	503.1	564.2	(11%)	1,639.9	1,706.6	(4%)
Net income attributable to Franklin Resources, Inc.	402.0	410.6	(2%)	261.9	1,271.5	(79%)
Diluted earnings per share	$0.75	$0.73	3%	$0.45	$2.25	(80%)
Operating margin [1]	32.3%	35.0%		34.2%	35.7%
__________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $61.1 million for the three months ended June 30, 2018, as compared to the same period in the prior fiscal year, as operating revenues decreased 3% while operating expenses increased 1%. Operating income decreased $66.7 million for the nine months ended June 30, 2018 primarily due to a 3% increase in operating expenses.
Net income attributable to Franklin Resources, Inc. decreased $8.6 million for the three months ended June 30, 2018 due to the decrease in operating income, investment and other losses, net, as compared to investment and other income, net, in the prior-year period, less the portion attributable to noncontrolling interests, and higher interest expense, partially offset by lower taxes on income. Net income attributable to Franklin Resources, Inc. decreased $1.0 billion for the nine months ended June 30, 2018 primarily due to an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Cuts and Jobs Act of 2017.
Diluted earnings per share increased for the three months ended June 30, 2018 despite the decrease in net income and decreased for the nine-month period consistent with net income. The amounts were impacted by 4% and 3% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2018.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	June 30, 2018	June 30, 2017	Percent Change
Equity
Global/international	$201.0	$206.8	(3%)
United States	109.6	105.7	4%
Total equity	310.6	312.5	(1%)
Multi-Asset/Balanced	137.7	141.2	(2%)
Fixed Income
Tax-free	65.6	71.2	(8%)
Taxable
Global/international	154.5	159.8	(3%)
United States	46.6	52.1	(11%)
Total fixed income	266.7	283.1	(6%)
Cash Management	9.1	6.0	52%
Total	$724.1	$742.8	(3%)

AUM at June 30, 2018 decreased 3% from June 30, 2017 as $30.3 billion of net outflows were partially offset by $9.8 billion from an acquisition and $1.8 billion of net market change, distributions and other.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2018	2017		2018	2017
Equity
Global/international	$202.4	$206.3	(2%)	28%	28%
United States	108.2	105.7	2%	15%	14%
Total equity	310.6	312.0	0%	43%	42%
Multi-Asset/Balanced	137.9	141.7	(3%)	19%	19%
Fixed Income
Tax-free	66.3	71.4	(7%)	9%	10%
Taxable
Global/international	160.2	158.3	1%	22%	21%
United States	47.4	52.5	(10%)	6%	7%
Total fixed income	273.9	282.2	(3%)	37%	38%
Cash Management	9.3	6.2	50%	1%	1%
Total	$731.7	$742.1	(1%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2018	2017		2018	2017
Equity
Global/international	$207.9	$201.8	3%	28%	28%
United States	108.9	103.7	5%	14%	14%
Total equity	316.8	305.5	4%	42%	42%
Multi-Asset/Balanced	140.9	139.5	1%	19%	19%
Fixed Income
Tax-free	68.1	72.6	(6%)	9%	10%
Taxable
Global/international	162.9	156.2	4%	22%	21%
United States	49.0	52.6	(7%)	7%	7%
Total fixed income	280.0	281.4	0%	38%	38%
Cash Management	7.7	6.2	24%	1%	1%
Total	$745.4	$732.6	2%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Beginning AUM	$737.5	$740.0	0%	$753.2	$733.3	3%
Long-term sales	25.8	29.8	(13%)	82.5	84.8	(3%)
Long-term redemptions	(41.8)	(41.1)	2%	(122.9)	(132.3)	(7%)
Long-term net exchanges	(0.1)	0.2	NM	(0.3)	(0.1)	200%
Long-term reinvested distributions	4.0	3.8	5%	16.3	14.9	9%
Net flows	(12.1)	(7.3)	66%	(24.4)	(32.7)	(25%)
Acquisitions	9.8	—	NM	9.8	0.4	NM
Net market change, distributions and other	(11.1)	10.1	NM	(14.5)	41.8	NM
Ending AUM	$724.1	$742.8	(3%)	$724.1	$742.8	(3%)

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2018	$202.7	$106.6	$137.6	$67.0	$165.0	$48.2	$10.4	$737.5
Long-term sales	6.0	4.4	4.0	1.2	8.3	1.9	—	25.8
Long-term redemptions	(13.3)	(5.5)	(5.7)	(2.9)	(11.0)	(3.4)	—	(41.8)
Long-term net exchanges	(0.2)	0.4	—	(0.1)	(0.2)	—	—	(0.1)
Long-term reinvested distributions	0.2	0.5	1.5	0.5	1.0	0.3	—	4.0
Net flows	(7.3)	(0.2)	(0.2)	(1.3)	(1.9)	(1.2)	—	(12.1)
Acquisition	9.8	—	—	—	—	—	—	9.8
Net market change, distributions and other	(4.2)	3.2	0.3	(0.1)	(8.6)	(0.4)	(1.3)	(11.1)
AUM at June 30, 2018	$201.0	$109.6	$137.7	$65.6	$154.5	$46.6	$9.1	$724.1

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2017	$204.9	$105.3	$141.9	$71.5	$157.6	$52.8	$6.0	$740.0
Long-term sales	6.5	3.6	4.6	1.7	11.2	2.2	—	29.8
Long-term redemptions	(12.9)	(5.9)	(6.8)	(2.9)	(9.5)	(3.1)	—	(41.1)
Long-term net exchanges	0.1	—	0.1	—	—	—	—	0.2
Long-term reinvested distributions	0.1	0.4	1.5	0.5	0.9	0.4	—	3.8
Net flows	(6.2)	(1.9)	(0.6)	(0.7)	2.6	(0.5)	—	(7.3)
Net market change, distributions and other	8.1	2.3	(0.1)	0.4	(0.4)	(0.2)	—	10.1
AUM at June 30, 2017	$206.8	$105.7	$141.2	$71.2	$159.8	$52.1	$6.0	$742.8
AUM decreased $13.4 billion or 2% during the quarter ended June 30, 2018 due to $12.1 billion of net outflows and $11.1 billion of net market change, distributions and other, partially offset by $9.8 billion from an acquisition. The net outflows included outflows of $3.8 billion from two institutional separate accounts, $1.8 billion from two global/international equity funds, $1.4 billion from a multi-asset/balanced fund, and $1.3 billion from two global/international fixed income funds with global macro strategies, and inflows of $1.8 billion from two institutional products. Long-term sales decreased 13% to $25.8 billion, as compared to the prior-year period, primarily due to lower sales in global/international fixed income products. Long-term redemptions increased 2% to $41.8 billion primarily due to higher redemptions of global/international fixed income products, partially offset by lower redemptions of multi-asset/balanced products. Net market change, distributions and other consists of $5.1 billion of long-term distributions, a $4.4 billion decrease from foreign exchange revaluation, a $1.3 billion decrease in net cash management and $0.3 billion of market depreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 15% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Euro, Indian Rupee, Canadian dollar, Pound Sterling and Australian dollar. Market depreciation occurred in global/international products and was substantially offset by appreciation in the other long-term investment objectives, reflecting mixed market returns as the S&P 500 Index and MSCI World Index increased 3.4% and 1.9% and the Bloomberg Barclays Global Aggregate Index decreased 2.8%.
AUM increased $2.8 billion during the quarter ended June 30, 2017 due to $10.1 billion of net market change, distributions and other, partially offset by $7.3 billion of net outflows. Net market change, distributions and other primarily consists of $12.0 billion of market appreciation and a $2.8 billion increase from foreign exchange revaluation, net of $4.7 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, primarily in equity products, and reflected positive returns in global equity markets as evidenced by increases of 3.1% and 4.2% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Euro and Canadian dollar. The net outflows occurred most significantly in global/international equity products, including $2.8 billion from three institutional separate accounts.

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	18.5	12.1	11.5	4.4	29.7	6.3	—	82.5
Long-term redemptions	(36.5)	(17.7)	(17.8)	(9.2)	(32.2)	(9.5)	—	(122.9)
Long-term net exchanges	—	0.5	0.1	(0.5)	(0.6)	0.2	—	(0.3)
Long-term reinvested distributions	2.6	3.9	4.4	1.5	3.1	0.8	—	16.3
Net flows	(15.4)	(1.2)	(1.8)	(3.8)	—	(2.2)	—	(24.4)
Acquisition	9.8	—	—	—	—	—	—	9.8
Net market change, distributions and other	(3.2)	3.6	(3.8)	(1.6)	(10.5)	(1.8)	2.8	(14.5)
AUM at June 30, 2018	$201.0	$109.6	$137.7	$65.6	$154.5	$46.6	$9.1	$724.1

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	19.3	11.6	12.8	5.8	26.3	9.0	—	84.8
Long-term redemptions	(37.4)	(19.8)	(19.5)	(9.4)	(35.3)	(10.9)	—	(132.3)
Long-term net exchanges	(0.1)	0.3	0.4	(0.5)	(0.4)	0.2	—	(0.1)
Long-term reinvested distributions	2.4	3.6	4.0	1.5	2.5	0.9	—	14.9
Net flows	(15.8)	(4.3)	(2.3)	(2.6)	(6.9)	(0.8)	—	(32.7)
Acquisition	—	—	0.4	—	—	—	—	0.4
Net market change, distributions and other	22.2	6.7	5.7	(2.7)	10.5	(0.5)	(0.1)	41.8
AUM at June 30, 2017	$206.8	$105.7	$141.2	$71.2	$159.8	$52.1	$6.0	$742.8
AUM decreased $29.1 billion during the nine months ended June 30, 2018 due to $24.4 billion of net outflows and $14.5 billion of net market change, distributions and other, partially offset by $9.8 billion from an acquisition. The net outflows included outflows of $4.8 billion from three institutional separate accounts, $3.7 billion from three global/international fixed income funds with global macro strategies, $3.1 billion from two global/international equity funds and $3.0 billion from a multi-asset/balanced fund, and inflows of $3.2 billion in a global/international fixed income fund that introduced a new share class structure during fiscal year 2017 and $2.9 billion in two institutional products. Long-term sales decreased 3% to $82.5 billion, as compared to the prior-year period, primarily due to lower sales of taxable U.S. and tax-free fixed income and multi-asset/balanced products, partially offset by higher sales of global/international fixed income products. Long-term redemptions decreased 7% to $122.9 billion with decreases in all investment objectives, most significantly in global/international fixed income products. Net market change, distributions and other consists of $20.8 billion of long-term distributions and a $3.5 billion decrease from foreign exchange revaluation, net of $7.0 billion of market appreciation and a $2.8 billion increase in net cash management. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Indian Rupee and Australian dollar. The market appreciation occurred primarily in equity and multi-asset/balanced products, partially offset by depreciation in global/international fixed income products, and reflected positive returns in global equity markets as evidenced by increases of 9.5% and 6.4% in the S&P 500 Index and MSCI World Index and negative returns in global fixed income markets as evidenced by a 0.4% decrease in the Bloomberg Barclays Global Aggregate Index.
AUM increased $9.5 billion or 1% during the nine months ended June 30, 2017 primarily due to $41.8 billion of net market change, distributions and other, substantially offset by $32.7 billion of net outflows. Net market change, distributions and other primarily consists of $59.1 billion of market appreciation net of $17.7 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives except tax-free fixed income, primarily in equity, global/international fixed income and multi-asset/balanced products, and reflected positive returns in global equity markets as evidenced by increases of 13.5% and 13.2% in the S&P 500 Index and MSCI World Index, and strong performance of our global/international fixed income products despite a 3.0% decrease in the Bloomberg Barclays Global Aggregate Index. The net outflows, which occurred in all long-term investment objectives and most significantly in equity and global/international fixed income products, included $9.6 billion from three global/international fixed income funds with global macro strategies, $4.5 billion from four institutional separate accounts,

$2.9 billion from two sub-advised variable annuity clients due to shifts in their investment strategies and $1.2 billion from a global/international equity fund.
Average AUM by sales region was as follows:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2018	2017		2018	2017
United States	$484.6	$499.6	(3%)	$492.9	$496.2	(1%)
International
Europe, Middle East and Africa	104.0	105.0	(1%)	107.7	102.9	5%
Asia-Pacific	95.4	88.4	8%	95.8	85.3	12%
Canada	30.6	31.2	(2%)	31.3	30.8	2%
Latin America [1]	17.1	17.9	(4%)	17.7	17.4	2%
Total international	247.1	242.5	2%	252.5	236.4	7%
Total	$731.7	$742.1	(1%)	$745.4	$732.6	2%
__________________

[1]	Latin America sales region includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 66% for the three and nine months ended June 30, 2018 and 67% and 68% for the same periods in the prior fiscal year.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable results with at least 79% of AUM exceeding the benchmark and peer group median comparisons for the ten-year period. Lower relative investment performance by these products during the nine months ended June 30, 2018 resulted in significant reductions from September 30, 2017 to the benchmark and peer group median comparisons for the one-, three- and five-year periods. The performance of our multi-asset/balanced products significantly exceeded the peer group median for the three- and ten-year periods, but has lagged in the one- and five-year comparisons and against the benchmarks for all periods presented, reflecting the performance of a fund that represents approximately 70% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2018	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	9%	16%	14%	34%	26%	23%	36%	47%
United States	55%	38%	21%	28%	44%	61%	43%	74%
Total equity	27%	25%	17%	31%	33%	38%	39%	59%
Multi-Asset/Balanced	10%	10%	12%	12%	16%	90%	10%	95%
Fixed Income
Tax-free	4%	40%	40%	40%	14%	41%	39%	74%
Taxable
Global/international	7%	7%	43%	79%	4%	15%	65%	87%
United States	48%	31%	47%	57%	6%	16%	17%	25%
Total fixed income	14%	21%	43%	63%	7%	24%	48%	72%
__________________

[1]	AUM measured in the benchmark and peer group rankings represents 87% and 80% of our total AUM as of June 30, 2018.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for the primary share class are applied to the entire product. Rankings for most institutional separately-managed accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 20, 2018 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Investment management fees	$1,077.9	$1,097.0	(2%)	$3,308.6	$3,249.4	2%
Sales and distribution fees	391.4	433.3	(10%)	1,219.0	1,283.8	(5%)
Shareholder servicing fees	53.9	56.7	(5%)	170.1	169.7	0%
Other	35.4	26.9	32%	94.2	72.4	30%
Total Operating Revenues	$1,558.6	$1,613.9	(3%)	$4,791.9	$4,775.3	0%
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
Investment management fees decreased $19.1 million for the three months ended June 30, 2018 primarily due to a 1% decrease in average AUM and lower performance fees. The decrease in average AUM occurred primarily in the U.S. sales region, partially offset by higher average AUM in the Asia-Pacific sales region.

Investment management fees increased $59.2 million for the nine months ended June 30, 2018 primarily due to a 2% increase in average AUM, partially offset by lower performance fees. The increase in average AUM occurred most significantly in the Asia-Pacific and Europe, Middle East and Africa sales regions, partially offset by lower average AUM in the U.S. sales region.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) was 58.9 and 59.2 basis points for the three and nine months ended June 30, 2018, and 59.1 basis points for the same periods in the prior fiscal year. The rate decrease for the three-month period was primarily due to lower performance fees. The rate increase for the nine-month period was primarily due to a higher weighting of AUM in international products, partially offset by lower performance fees.
Performance-based investment management fees were $5.9 million and $14.6 million for the three and nine months ended June 30, 2018, and $10.3 million and $34.2 million for the same periods in the prior fiscal year, with the decreases primarily related to fees earned from separately-managed accounts.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Asset-based fees	$324.0	$334.7	(3%)	$996.3	$1,005.2	(1%)
Sales-based fees	63.3	96.4	(34%)	211.1	271.8	(22%)
Contingent sales charges	4.1	2.2	86%	11.6	6.8	71%
Sales and Distribution Fees	$391.4	$433.3	(10%)	$1,219.0	$1,283.8	(5%)
Asset-based distribution fees decreased $10.7 million and $8.9 million for the three and nine months ended June 30, 2018 as lower fees from U.S. products were partially offset by higher fees from non-U.S. products. U.S. product fees decreased $18.8 million and $42.0 million primarily due to 7% and 5% decreases in the related average U.S. AUM, while non-U.S. product fees increased $8.1 million and $33.1 million primarily due to 4% and 8% increases in the related average international AUM.
Sales-based fees decreased $33.1 million and $60.7 million for the three and nine months ended June 30, 2018 primarily due to $35.1 million and $63.3 million decreases from 39% and 23% decreases in total commissionable sales.
Commissionable sales represented 8% and 9% of total sales for the three and nine months ended June 30, 2018, and 12% and 11% for the same periods in the prior year. U.S. product commissionable sales were 76% and 73% of total commissionable sales for the three and nine months ended June 30, 2018, and 69% and 75% for the same periods in the prior year.
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
Shareholder servicing fees decreased $2.8 million and increased $0.4 million for the three and nine months ended June 30, 2018. The decrease for the three-month period was primarily due to a $3.4 million decrease from U.S. funds which reflects the impact of a seasonally lower level of transactions under the new fee structure.
Other
Other revenue increased $8.5 million and $21.8 million for the three and nine months ended June 30, 2018 primarily due to higher interest and dividend income from consolidated investment products.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2018	2017		2018	2017
Sales, distribution and marketing	$499.8	$541.2	(8%)	$1,550.0	$1,596.0	(3%)
Compensation and benefits	357.5	342.7	4%	1,045.5	997.6	5%
Information systems and technology	62.5	54.1	16%	175.6	159.8	10%
Occupancy	30.5	30.2	1%	94.0	88.3	6%
General, administrative and other	105.2	81.5	29%	286.9	227.0	26%
Total Operating Expenses	$1,055.5	$1,049.7	1%	$3,152.0	$3,068.7	3%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2018	2017		2018	2017
Asset-based expenses	$420.4	$432.9	(3%)	$1,292.2	$1,294.3	0%
Sales-based expenses	59.4	89.8	(34%)	197.3	248.8	(21%)
Amortization of deferred sales commissions	20.0	18.5	8%	60.5	52.9	14%
Sales, Distribution and Marketing	$499.8	$541.2	(8%)	$1,550.0	$1,596.0	(3%)

Asset-based expenses decreased $12.5 million and $2.1 million for the three and nine months ended June 30, 2018 as lower distribution expenses related to U.S. products were significantly offset by higher expenses related to non-U.S. products. U.S. product expenses decreased $19.4 million and $44.3 million primarily due to 8% and 5% decreases in the related average U.S. AUM, while non-U.S. product expenses increased $6.9 million and $42.2 million primarily due to 2% and 6% increases in the related average international AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.
Sales-based expenses decreased $30.4 million and $51.5 million for the three and nine months ended June 30, 2018 primarily due to $31.5 million and $55.0 million decreases from 39% and 23% decreases in total commissionable sales,
Amortization of deferred sales commissions increased $1.5 million and $7.6 million for the three and nine months ended June 30, 2018 primarily due to higher sales of non-U.S. shares sold without a front-end sales charge to investors, partially offset by lower such sales of U.S. shares.
Compensation and Benefits
Compensation and benefit expenses increased $14.8 million and $47.9 million for the three and nine months ended June 30, 2018 due to $19.5 million and $61.4 million increases in salaries, wages and benefits, partially offset by $4.7 million and $13.5 million decreases in variable compensation. Salaries, wages and benefits increased primarily due to increases of $7.2 million and $23.5 million from higher average staffing levels, $5.7 million and $16.3 million for annual merit salary adjustments that were effective December 1, 2017 and 2016, $3.9 million and $13.8 million in termination benefits, and $1.5 million and $8.6 million from unfavorable foreign currency impacts. Variable compensation decreased primarily due to decreases of $4.0 million and $20.5 million related to unvested mutual fund awards, and $3.8 million and $5.5 million of stock and stock unit award amortization, partially offset by increases of $4.0 million and $12.4 million in bonus expense primarily due to higher staffing levels.
Variable compensation as a percentage of compensation and benefits was 34% and 33% for the three and nine months ended June 30, 2018, and 37% and 36% for the same periods in the prior fiscal year. At June 30, 2018, our global workforce had increased to approximately 9,800 employees from approximately 9,400 at June 30, 2017.
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
Information Systems and Technology
Information systems and technology expenses increased $8.4 million and $15.8 million for the three and nine months ended June 30, 2018 primarily due to higher technology consulting and software costs, partially offset by lower amortization of capitalized software costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net carrying value at beginning of period	$106.9	$96.4	$102.1	$88.1
Additions, net of disposals	9.9	14.1	38.8	49.0
Amortization	(11.7)	(12.7)	(35.8)	(39.3)
Net Carrying Value at End of Period	$105.1	$97.8	$105.1	$97.8
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $0.3 million and $5.7 million for the three and nine months ended June 30, 2018. The increase for the nine-month period was primarily due to $3.9 million of equipment impairment.

General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $23.7 million and $59.9 million for the three and nine months ended June 30, 2018, primarily due to higher contingent consideration expense, third-party service fees, professional fees and advertising and promotion expenses. Contingent consideration expense increased $10.0 million and $23.6 million due to revised estimates of future revenues and profits from K2 Advisors Holdings, LLC (“K2”) and a prior-year decline in other acquisition-related AUM. Third-party fees primarily for sub-advisory and fund administration services increased $6.3 million and $12.6 million, professional fees increased $4.2 million and $12.0 million related to various corporate activities and advertising and promotion expenses increased $2.5 million and $7.5 million due to higher activity levels. The increase for the three-month period also included a $3.9 million increase in impairment of definite-lived intangible assets, primarily related to fund of hedge funds products from the K2 acquisition, and the nine-month period also included a $4.8 million increase in travel and entertainment expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2018	2017		2018	2017
Investment and other income (losses), net	$(33.8)	$92.2	NM	$134.9	$222.9	(39%)
Interest expense	(22.1)	(12.9)	71%	(42.9)	(38.8)	11%
Other Income (Expenses), Net	$(55.9)	$79.3	NM	$92.0	$184.1	(50%)
Investment and other income (losses), net consists primarily of interest and dividend income, income from equity method investees, gains (losses) on investments of consolidated investment products (“CIPs”) and foreign currency exchange gains (losses).
Other income (expenses), net decreased $135.2 million and $92.1 million for the three and nine months ended June 30, 2018, primarily due to losses on investments held by CIPs, lower income from equity method investees and higher interest expense, partially offset by higher dividend income. Investments held by CIPs generated net losses of $69.9 million and $15.3 million, as compared to net gains of $59.8 million and $52.6 million in the prior-year periods. The losses were primarily from lower market valuations of holdings by various global/international fixed income funds, a U.S. fixed income fund and an emerging markets equity fund. Equity method investees generated losses of $4.1 million for the three-month period as compared to income of $17.9 million in the prior year, and $46.6 million less income for the nine-month period, primarily due to losses and lower gains on investments held by a global equity fund and a global macro hedge fund. Interest expense increased $9.2 million and $4.1 million primarily due to $12.5 million of costs related to early redemption of senior notes, partially offset by lower debt balances. Dividend income increased $13.3 million and $21.6 million primarily due to higher investments in, and yields on, money market funds. The decrease for the three-month period was also partially offset by $5.8 million of net foreign currency exchange gains, as compared to net losses of $19.2 million in the prior year, primarily from the impact of strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe. The decrease for the nine-month period was also partially offset by a $15.0 million increase in interest income primarily due to higher interest rates partially offset by lower levels of cash equivalents.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at June 30, 2018, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Trading Investments	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$6,422.6	$—	$—	$—	$6,422.6
Investments
Equity
Global/international	62.1	12.8	689.2	167.1	931.2
United States	12.9	6.6	0.9	4.0	24.4
Total equity	75.0	19.4	690.1	171.1	955.6
Multi-Asset/Balanced	9.2	5.2	18.1	196.1	228.6
Fixed Income
Tax-free	0.1	—	5.0	—	5.1
Taxable
Global/international	58.9	253.1	145.6	595.4	1,053.0
United States	34.2	195.6	—	224.5	454.3
Total fixed income	93.2	448.7	150.6	819.9	1,512.4
Total investments	177.4	473.3	858.8	1,187.1	2,696.6
Total Cash and Cash Equivalents and Investments	$6,600.0	$473.3	$858.8	$1,187.1	$9,119.2

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2017 for information on investment accounting classifications.

[2]
Other consists of $101.9 million of available-for-sale investments and $11.8 million of investments in life settlement contracts, both of which are measured at fair value, and $63.7 million of investments carried at cost.

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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The estimated effects of the changes in the tax rate and laws resulting from the Tax Act were recognized during the quarter ended December 31, 2017, and were subsequently revised based on completion of our tax return filings for fiscal year 2017, additional technical guidance from the Department of Treasury, and further refinement of the transition tax calculation.
The transition tax expense was estimated to be $1,075.1 million as of June 30, 2018 and may be further adjusted in future quarters upon issuance of additional technical guidance, legislative updates from states on tax reform, and the completion of our tax return filings for fiscal year 2018. The revaluation of our net deferred tax liabilities at the lower corporate income tax rate resulted in an estimated net tax benefit of $53.5 million during the nine months ended June 30, 2018, which may be revised in future quarters as the related temporary differences are realized or settled.
The federal statutory rate for our fiscal year ending September 30, 2018 is a blended rate of 24.5% based on the pre- and post-Tax Act rates, and will be 21% for future fiscal years.

Our effective income tax rate was 20.5% and 84.6% for the three and nine months ended June 30, 2018, as compared to 28.6% and 30.5% for the same periods in the prior fiscal year. The rate decrease for the three-month period was due to the lower federal statutory rate partially offset by lower tax benefits attributable to foreign earnings. The rate increase for the nine-month period was primarily due to the impact of the transition tax, partially offset by the lower statutory rate and the net tax benefit from the revaluation of net deferred tax liabilities. Our effective income tax rate is expected to be approximately 71% for the full fiscal year 2018, and approximately 23% to 24% excluding the one-time impacts of the Tax Act.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates. Changes in tax rates in these jurisdictions and in our estimated impacts from the Tax Act may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2018	2017
Cash Flow Data
Operating cash flows	$1,508.5	$958.3
Investing cash flows	(272.8)	64.9
Financing cash flows	(3,316.7)	(730.8)
Net cash provided by operating activities increased during the nine months ended June 30, 2018 primarily due to a decrease in trading securities of CIPs as compared to an increase in the prior year, partially offset by an increase in our trading securities as compared to a decrease in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from lower net liquidations of investments of CIPs, higher cash paid for acquisitions and higher net purchases of our investments. Net cash used in financing activities increased primarily due to higher dividends paid on common stock, higher repurchases of common stock, lower net subscriptions in CIPs by noncontrolling interests and the early redemption of debt, partially offset by lower payments on debt by CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$6,422.6	$8,523.3
Receivables	814.9	767.8
Investments	2,332.4	1,995.2
Total Liquid Assets	$9,569.9	$11,286.3

Liability
Debt	$695.7	$1,044.2
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

We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. At June 30, 2018, our subsidiaries held $3,251.1 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our products, as compared to $3,481.9 million held at September 30, 2017. Included in these amounts were liquid assets that were restricted from transfer to Franklin and other subsidiaries of $181.8 million at June 30, 2018 and $167.4 million at September 30, 2017. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2018, $699.2 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at June 30, 2018.
At June 30, 2018, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.69 ($0.23 per share per quarter) and a special dividend of $3.00 per share during the nine months ended June 30, 2018, and regular cash dividends of $0.60 per share ($0.20 per share per quarter) during the nine months ended June 30, 2017. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2018, we repurchased 13.4 million and 29.1 million shares of our common stock at a cost of $446.2 million and $1,078.8 million. At June 30, 2018, 82.5 million shares remained available for repurchase under the program, which is not subject to an expiration date. On April 11, 2018, our Board of Directors authorized the repurchase of up to an additional 80.0 million shares of our common stock in either open market or private transactions. The size and timing of these purchases will depend on price, market and business conditions and other factors. During the three and nine months ended June 30, 2017, we repurchased 4.1 million and 15.2 million shares of our common stock at a cost of $174.6 million and $603.1 million.
During the nine months ended June 30, 2018, we paid $97.0 million, net of cash acquired, and issued 0.8 million shares of our common stock related to acquisitions.

On May 21, 2018, we redeemed our outstanding $350.0 million 4.625% senior notes due in May 2020 at a make-whole redemption price of $361.9 million.
We redeemed $132.6 million, net of investments, from our sponsored products during the nine months ended June 30, 2018, and invested $71.6 million, net of redemptions, in the prior-year period.
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
The Tax Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We estimate our federal transition tax liability to be $1,059.6 million. This liability is payable over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
On May 21, 2018, we redeemed our outstanding $350.0 million 4.625% senior notes due in May 2020 at a make-whole redemption price of $361.9 million.
At June 30, 2018, there were no other material changes in our other contractual obligations, commitments and contingent liability from September 30, 2017.
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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are all investment entities and our variable interests consist of our equity ownership interest in and certain investment management fees earned from these entities. As of June 30, 2018, we were the primary beneficiary of 31 VIEs.
Fair Value Measurements
We record a substantial amount of our investments at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2018, Level 3 assets represented 13% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities and our direct investments in debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 80% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during the nine months ended June 30, 2018.

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
Revenues
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of the underlying securities for which market prices are not readily available are internally valued using various methodologies which incorporate unobservable inputs as appropriate for each security type. As of June 30, 2018, our total AUM by fair value hierarchy level was 54% Level 1, 45% Level 2 and 1% Level 3.
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
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury. Given our global operations, our subsidiaries are also subject to applicable securities and other laws of various non-U.S. jurisdictions, and to various non-U.S. and cross-border rules and regulations, such as the European Union’s (“EU”) data protection rules under the EU’s General Data Protection Regulation (“GDPR”). Our non-U.S. regulators include, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. Our non-U.S. operations may also be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions, including the EU, where our products and services are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Further, certain federal and state anti-takeover or business combination laws may impose various disclosure and procedural requirements on the ability of a person to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.

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
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act of 1970, anti-money laundering and Know Your Customer requirements, and economic, trade and other sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources. Any inability to meet these requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives. For example, effective May 2018, failure to timely and properly comply and maintain ongoing compliance with the data protection rules under the EU’s GDPR may subject us to enforcement proceedings and significant fines and costs.

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
Effective May 2018, the EU’s GDPR strengthened and unified data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent rules under GDPR will continue to require an extensive review of all of our global data processing systems. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher.
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
We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to fund our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. Certain of our subsidiaries are subject to regulatory restrictions which may limit their ability to transfer assets to their parent companies. Our financial condition could be adversely affected if certain of our subsidiaries are unable to distribute assets to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2018, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2017.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10‑K for the fiscal year ended September 30, 2017 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10‑K for the fiscal year ended September 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 1, 2018, we issued 816,344 unregistered shares of our common stock with an aggregate market value of $27.0 million as of that date in a private placement to an accredited investor in accordance with Rule 506(b) under the Securities Act of 1933, as amended, pursuant to an acquisition.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2018.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	2,633,639	$33.64	2,633,639	93,279,631
May 2018	4,855,772	33.34	4,855,772	88,423,859
June 2018	5,888,886	33.24	5,888,886	82,534,973
Total	13,378,297		13,378,297
Under our stock repurchase program, which is not subject to an expiration date, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In April 2018 and June 2016, we announced that our Board of Directors authorized the repurchase of up to 80.0 million and 50.0 million additional shares of our common stock under the stock repurchase program.
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
English language summary of Preliminary Real Estate Sale Agreement, dated December 18, 2017, between the Registrant’s subsidiary Franklin Templeton Investments Poland sp. z o.o., as purchaser, and Skanska Property Poland Fundusz, et. al., as seller (filed herewith)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 27, 2018	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial Officer)