Form 10-K
period 2018-09-30
FRANKLIN RESOURCES INC
filed 2018-11-09
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  YES    ☐  NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  YES   ☒  NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          ☒  YES    ☐  NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐  YES   ☒  NO
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 29, 2018 (the last business day of registrant’s second quarter of fiscal year 2018), was $11.0 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2018: 513,094,888.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2018, are incorporated by reference into Part III of this report.

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
We offer our services and products under our Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2®, LibertyShares® and Edinburgh Partners™ brand names, among others. Unless otherwise indicated, our “funds” means the funds offered under our brand names.
We are a global investment management organization that provides investment management and related services to retail, institutional and high net-worth clients in jurisdictions worldwide through our investment products. As of September 30, 2018, we had $717.1 billion in assets under management (“AUM”). We take an active approach to investment management, which requires a high degree of active investment analysis conviction, strengthened by robust risk management. We have more than 70 years of experience that informs our perspective. We offer clients the combined experience of our investment professionals with expertise across asset classes and a sharp focus on managing risk. We are committed to delivering strong investment performance for our clients by offering a broad range of strategies and drawing on the experience and perspective gained through our long history in the investment management business. We are committed to achieving the best possible outcomes for our investors over the long term.
Our investment products include our funds, as well as institutional and high net-worth separate accounts. Our funds include U.S.-registered funds (“U.S. Funds”), non-U.S.-registered funds (“Non-U.S. Funds”), and unregistered funds. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. We offer a broad product mix under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions which meet a variety of investment goals and needs for investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
We know that success demands smart and effective business innovation, solutions and technologies, and we remain committed to focusing on investment excellence, innovating to meet evolving client goals, and building strong partnerships by delivering superior client service. Since 2016, we have introduced and expanded our Franklin LibertyShares platform of strategic beta and actively managed exchange-traded funds (“ETFs”), as well as additional lower fee passive ETF products. Our ETF platform is designed to provide investors with additional investment options.

We believe that mutual funds remain a critical tool to make professional investment management affordable for a broad range of investors. Our U.S. Funds and most of our Non-U.S. Funds operate as independent companies subject to the supervision and oversight of the funds’ own boards of directors or trustees. Most of our funds are registered open-end mutual funds that continuously offer their shares to investors. We also offer registered closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. Since the funds themselves do not have direct employees to support their operations, our subsidiaries either provide or arrange for the investment services our funds require. An investment advisory entity manages a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of an open-end fund through a broker-dealer, financial adviser, bank or other similar financial intermediary that provides investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to the fund shares managed or sold to investors.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations and registration, reporting and disclosure requirements on our business and add complexity to our global compliance operations.
We continue to focus on the long-term investment performance of our investment products and on providing high quality customer service to our clients. The success of these and other strategies may be affected by the Risk Factors discussed below in Item 1A of Part I of this Annual Report, and other factors as discussed in this section.
COMPANY HISTORY
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969 and originated our mutual fund business with the initial Franklin family of funds, which is known for its fixed income funds and growth- and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. As a result of these transactions, among others, we added the Templeton family of funds, which is known for its global investing strategies and value style of investing, in 1992; the Franklin Mutual Series family of funds, which is known for its value-oriented equity funds, in 1996; the Franklin Bissett family of funds, which is known for its Canadian taxable fixed income funds and growth-oriented equity funds, in 2000; the Fiduciary Trust investment management, trust and fiduciary services, in 2001; and the Darby family of funds, which is known for its emerging markets investing strategies, in 2003.
In May 2018, we acquired all of the outstanding shares of Edinburgh Partners Limited, a global value investment manager based in the United Kingdom (“U.K.”). In October 2018, we entered into an agreement to acquire all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager.
OUR BUSINESS
We believe in the value of active investment management to help investors navigate global markets, as well as in continuing to evolve and build on our strengths to meet the needs of our clients. Through our investment products, we serve a variety of clients consisting of retail, institutional and high net-worth investors in regions and jurisdictions worldwide. We derive our revenues and net income from providing investment management and related services to our products as well as sub-advised products. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and relative mix of our AUM and the types of services provided. Sales and distribution fees, also a significant source of our revenues, consist of sales charges and commissions derived from sales and distribution of our sponsored funds. These fees and arrangements change from time to time.
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

AUM by Investment Objective
We offer a broad product mix under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions, including alternative investment products, to meet a variety of investment goals. Our fees for providing investment management services are generally based on a percentage of the market value of AUM in the accounts that we advise, the investment objectives of the accounts and the types of services that we provide for the accounts. As of September 30, 2018, AUM by investment objective on a worldwide basis was as follows:

Investment Objective	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$309.6	43%
Multi-Asset/Balanced
Asset allocation, balanced, flexible, alternative and income-mixed funds	138.9	20%
Fixed Income
Global/international, U.S. tax-free and U.S. taxable	259.3	36%
Cash Management
Short-term liquid assets	9.3	1%
Total	$717.1	100%
Broadly speaking, the change in the net assets of our products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales as compared to the level of redemptions. We are subject to the risk of asset volatility resulting from changes in the global capital markets. In addition, changing market conditions and the evolving needs of our clients may cause a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. Despite such market risks, we believe that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients.
Summary of Services
1.    Investment Management Services
We are committed to providing active investment management and strategic advice for our clients. Our subsidiaries offer our equity, fixed income and alternative strategies through various investment vehicles, including registered open-end and closed-end funds, unregistered funds and separate accounts. We provide our investment management services pursuant to agreements in effect with each of our investment products and the products for which we provide sub-advisory services. Investment management fees are generally determined pursuant to such contractual arrangements, as a percentage of the market value of AUM. Our investment management services include services to managed accounts for which we have full investment discretion, and to advisory accounts for which we have no investment discretion. Advisory accounts for which we have no investment discretion may or may not include the authority to trade for the account. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research utilizes such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. Research services provided by brokerage firms are also used to support our findings. Our management fee on an account varies with the types of services that we provide for the account, among other things.
Our subsidiaries that provide discretionary investment management services for our products and sub-advised products either perform or obtain investment research and determine which securities the products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, as applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of broker-dealers and the execution and settlement of trades in accordance with applicable criteria set forth in the management agreements, internal policies, and applicable law and practice. Our subsidiaries that provide non-discretionary investment management services perform investment research for our clients and make recommendations as to which securities the clients purchase, hold or sell, and may or may not perform trading activities for the products.

Through our subsidiaries, we compensate the personnel who serve as officers of our funds or of the funds’ management companies, in addition to the personnel necessary to conduct the funds’ day-to-day business operations. The funds themselves do not have direct employees. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities; authorization of expenditures and approval of bills for payment; preparation of registration statements, proxy statements and annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. The funds generally pay their own expenses, such as external legal, insurance, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.
For our U.S. Funds, the board of directors or trustees and our management personnel regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Most of our investment management agreements between our subsidiaries and our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities. Our U.S. agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such an agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.
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
We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest substantially all of their respective assets into the master fund. Individual and institutional shareholders generally invest in the “feeder funds,” which can offer a variety of service and distribution options. A management fee (or performance fee or carried interest as applicable) may be charged either at the master fund level or the feeder fund level depending on the specific requirements of the fund. Administrative, shareholder servicing and custodian fees are often waived at the feeder fund level and only charged at the master fund level, although the feeder funds will indirectly bear their pro-rata share of the expenses of the master fund as an investor in the master fund. Fees and expenses specific to a feeder fund may be charged at the level of that feeder fund.
Our services also include management of our ETFs in the U.S., Canada and the European Union (“EU”). ETFs trade like stocks, fluctuate in market value and may trade at prices above or below the ETF’s net asset value.
Our Non-U.S. Funds, unregistered funds, institutional and high net-worth separate accounts, and the products for which we provide sub-advisory services are subject to various termination rights and review and renewal provisions. Investment management fees are generally waived or voluntarily reduced when a new fund or account is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.
2.    Institutional Investment Management
We provide a broad array of investment management services to institutional clients, which include corporations, endowments, charitable foundations, and pension and defined contribution plans. We distribute and market globally our different capabilities under our brand names through various subsidiaries. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional.” We primarily attract new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals. We also market and distribute our products through various subsidiaries to institutional investors with separate accounts. A few of our subsidiaries also serve as direct marketing broker-dealers for institutional investors for certain of our institutional funds and private equity funds, and some of our private funds may utilize third-party placement agents.
3.    Alternative Strategies
Certain of our investment advisers manage alternative investment strategies. Our alternative investment products include hedge funds, private equity funds, venture capital funds, real estate funds and commodities funds. These products employ various investment strategies, including fund-of-fund platforms; custom-tailored investment programs; private equity, private debt and infrastructure transactions in emerging markets; global macro; financial technology (FinTech); consumer loans and real estate.
4.    High Net-Worth Investment Management, Trust and Custody
Through our subsidiary Fiduciary Trust Company International (“Fiduciary Trust”), including its trust company and investment adviser subsidiaries, we provide investment management and related services to, among others, high net-worth individuals and families, foundations and institutional clients. Similarly, through Fiduciary Trust Company of Canada (“FTCC”), we provide services and offer products to high net-worth individuals and families and institutional clients in Canada. Fiduciary Trust offers investment management and advisory services across different investment styles and asset classes. The majority of Fiduciary Trust’s client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Through our various trust company subsidiaries, including Fiduciary Trust, we may also provide trust, custody and related services, including administration, performance measurement, estate planning and tax planning.
5.    Sales, Distribution and Marketing
Our sales, distribution and marketing capabilities and efforts are critical components of our business, and may be impacted by global distribution trends and changes within the financial services industry. A significant portion of our revenues is generated from providing sales and distribution services, including asset-based fees, sales-based fees and contingent sales charges. We earn fees from the sale of certain classes of our sponsored funds at the time of purchase, with sales commissions reduced or eliminated on some share classes and for some sale transactions depending on the amount invested and the type of investor. Globally, our open-end mutual funds and certain other products generally pay us distribution fees in return for sales, distribution and marketing efforts on their behalf. Fund shares are sold primarily through a large network of independent financial intermediaries, including broker-dealers, financial advisers, banks and other third parties. We pay substantially all of our sales and distribution fees to the financial intermediaries who sell our products on our behalf.
As of September 30, 2018, approximately 1,100 local, regional and national banks, securities firms and financial adviser firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 2,700 banks, securities firms and financial adviser firms offered shares of our cross-border Non-U.S. Funds for sale outside of the U.S.
In the U.S., our subsidiary Franklin/Templeton Distributors, Inc. (“FTDI”) acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Outside the U.S., certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our Non-U.S. Funds. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI or our non-U.S. subsidiaries and the funds. Under each distribution agreement with our open-end funds, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with selling, distributing and marketing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses.
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
Most of our open-end U.S. Funds, with the exception of certain money market mutual funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act (“Rule 12b-1”). In 2010, the SEC proposed changes to Rule 12b-1 which, if adopted, could limit our ability to recover expenses relating to the distribution of our funds. The Rule 12b-1 Plans permit the funds to pay FTDI for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations based on average daily net AUM. The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act. All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors or trustees or by the particular fund shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to third-party broker-dealers who sell our funds on our behalf.
Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to banks and other intermediaries.
In the U.S., most of our retail funds are distributed with a multi-class share structure which provides investors with more sales charge alternatives for their investments. Class A shares are sold with a front-end sales charge, except for when certain investment criteria or requirements are met. Class C shares have no front-end sales charges, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. Class C shares have a contingent deferred sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be more competitive by providing a fixed percentage annual charge option. Class R and Class R6 shares, available in the U.S. as retirement share classes, also have no front-end sales charges. Class R shares are available to certain retirement and health savings plan accounts, and Class R6 shares are available to employer sponsored retirement plans where plan level or omnibus accounts are held on the books of our transfer agent. We no longer offer Class B shares to clients in the U.S.
In the U.S., we also offer Advisor Class shares in many of our Franklin and Templeton funds, and we offer Class Z shares in the Franklin Mutual Series funds, both of which have no sales charges. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees, current and former officers, trustees and directors, and certain of their family members. We also offer money market funds to investors in the U.S. without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Our insurance product funds sold in the U.S. offer a multi-class share structure, and are offered at net asset value without a sales charge directly to insurance company separate accounts, certain qualified plans and other funds (funds of funds).
Our U.S. retirement business is conducted through divisions of FTDI that work closely with sponsors, consultants, record keepers and financial advisers of defined contribution plans, including 401(k) plans, variable annuity products and individual retirement accounts (“IRAs”). We offer our capabilities to the U.S. retirement industry through a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance product funds.
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
6.    Shareholder Servicing
We earn shareholder servicing fees as compensation from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. Effective November 1, 2017, the fees for our U.S. Funds changed to be based on the level of AUM and number of transactions in shareholder accounts, from the prior structure of a fixed charge per shareholder account that varied by fund type and service provided. Our subsidiary Franklin Templeton Investor Services, LLC (“FTIS”) serves as the shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). Outside of the U.S., certain of our non-U.S. subsidiaries provide similar services to our Non-U.S. Funds, and earn fees based on the level of AUM and/or the number of shareholder accounts.
FTIS may pay servicing fees to third-party intermediaries primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing. Such third parties maintain omnibus accounts with funds in the institution’s name on behalf of numerous beneficial owners of fund shares, or provide support for fund shareholder accounts by sharing account data with FTIS through the Depository Trust & Clearing Corporation systems. The funds reimburse FTIS for these third-party payments, as well as other out-of-pocket expenses.
Summary of Products
1.    Investment Objectives Overview
We offer a broad range of products under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions. Our investment products are offered globally to retail, institutional and high net-worth investors, which include individual investors, qualified groups, trustees, tax-deferred plans (such as IRAs in the U.S. and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations and pension funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

The products that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance from capital appreciation (with our more growth-oriented products) to capital preservation (with our fixed income offerings). In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of instruments.
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
Our alternative investment strategies, products and solutions provide our clients with alternatives to our traditional equity and fixed income products and services. Our alternative investment products include hedge funds, private equity funds, venture capital funds, real estate funds and commodities funds.
2.    Types of Products
As of September 30, 2018, our total AUM was $717.1 billion and the types of investment products we offered were as follows:

•
U.S. Funds - Our U.S. funds (including U.S. registered open-end and closed-end funds, unregistered funds, exchange-traded funds and our insurance products trust) accounted for $401.2 billion of AUM. Our five largest U.S. funds and their AUM were: FCF-Franklin Income Fund ($76.6 billion), TIT-Templeton Global Bond Fund ($34.9 billion), FMT-Franklin Rising Dividends Fund ($20.1 billion), FMSF-Franklin Mutual Global Discovery Fund ($19.1 billion) and FTF-Franklin Growth Fund ($16.4 billion). These five funds represented, in the aggregate, 23% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of funds principally domiciled in Luxembourg and registered for sale to non-U.S. investors in 45 countries, accounted for $104.7 billion of AUM. Our five largest cross-border funds and their AUM were: FTIF-Templeton Global Total Return Fund ($16.5 billion), FTIF-Templeton Global Bond Fund ($14.8 billion), FTIF-Templeton Emerging Markets Bond Fund ($9.4 billion), FTIF-Templeton Growth (Euro) Fund ($8.8 billion), and FTIF-Franklin U.S. Opportunities Fund ($4.4 billion). These five funds represented, in the aggregate, 8% of total AUM.

•	Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds accounted for $46.4 billion of AUM.

•	Other Managed Accounts, Alternative Investment Products and Trusts - Our other managed accounts, alternative investment products and trusts accounted for $164.8 billion of AUM.

3.    AUM by Investment Objective and Types of Products
The following table shows our AUM by investment objective and types of investment products as of September 30, 2018:

(in billions) Investment Objective	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Managed Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	$1.3	$8.6	$7.3	$12.8	$30.0
Canada	—	—	4.0	5.3	9.3
Europe, Middle East and Africa	2.3	3.4	3.6	1.8	11.1
U.S.	98.9	10.8	1.6	3.9	115.2
Emerging markets [1]	3.7	4.6	5.9	4.4	18.6
Global/international [2]	57.1	12.9	4.7	50.7	125.4
Total equity	163.3	40.3	27.1	78.9	309.6
Multi-Asset/Balanced
Asia-Pacific	—	—	0.4	0.2	0.6
Canada	—	—	0.6	0.6	1.2
U.S.	92.9	2.0	0.2	20.5	115.6
Global/international [2]	3.1	8.1	1.3	9.0	21.5
Total multi-asset/balanced	96.0	10.1	2.5	30.3	138.9
Fixed Income
Asia-Pacific	—	0.5	7.0	0.4	7.9
Canada	—	—	3.3	2.0	5.3
Europe, Middle East and Africa	—	1.4	0.2	0.9	2.5
U.S. tax-free	59.8	—	0.1	4.0	63.9
U.S. taxable	28.2	6.5	2.1	8.0	44.8
Emerging markets [1]	1.1	11.0	0.5	13.8	26.4
Global/international [2]	44.9	34.5	2.6	26.5	108.5
Total fixed income	134.0	53.9	15.8	55.6	259.3
Cash Management	7.9	0.4	1.0	—	9.3
Total	$401.2	$104.7	$46.4	$164.8	$717.1
 __________________

[1]	Emerging markets include developing countries worldwide.

[2]	Global/international includes products that invest worldwide (including the U.S.) or only outside of the U.S.

COMPETITION
The financial services industry is a highly competitive global industry. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. According to data sourced from the Investment Company Institute as of June 30, 2018, there were approximately 11,300 registered open-end funds whose shares were offered to the public in the U.S., and approximately 117,300 registered open-end funds whose shares were offered to the public outside the U.S., in each case including mutual funds, ETFs and funds of funds.
We face strong competition from numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions, which offer a wide range of financial and investment management services and products to the same retail, institutional and high net-worth investors and accounts that we are seeking to attract. We offer a broad product mix that meets a variety of investment goals and needs for different investors, and we may periodically introduce new products to provide investors with additional investment options. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the U.S. We believe that our equity and fixed income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high net-worth and institutional clients.
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
We rely largely on third-party broker-dealers and other similar independent financial intermediaries to distribute and sell our fund shares. We have pursued and continue to pursue sales relationships with all types of financial intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Additionally, competing broker-dealers whom we rely upon to distribute and sell our investment products may also sell their own proprietary funds and investment products, which could further limit the distribution of our investment products. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, related revenues and overall business and financial condition.
We maintain a technology platform to compete with the rapidly developing and evolving marketplace. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement new technologies or more advanced platforms for their products, which could affect our business.
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
U.S. Regulation
We are subject to federal and state laws that include U.S. federal securities laws, state securities and corporate laws, and the rules and regulations promulgated by certain regulatory and self-regulatory organizations such as the SEC and the NYSE. As a U.S. reporting company, we are subject to various securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other federal and state laws, including those affecting corporate governance and disclosure, such as the U.S. Securities Act of 1933, the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the USA Patriot Act of 2001. As a NYSE-listed company, we are also subject to NYSE listing and disclosure requirements.
As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury, and to various securities, compliance, corporate governance, disclosure, privacy, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally. Given our global operations, our subsidiaries are also subject to applicable securities and other laws of various non-U.S. jurisdictions, and to various non-U.S. and cross-border rules and regulations, such as the data protection rules under the EU’s General Data

Protection Regulation (“GDPR”). Our non-U.S. operations may also be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions where our services and products are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
Certain of our subsidiaries are registered with the SEC under the Advisers Act, the CFTC and/or registered with or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act or other non-U.S. laws. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. The Advisers Act imposes numerous obligations on our registered investment adviser subsidiaries, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on the registered investment companies advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Our subsidiaries must also comply with complex tax regimes.
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
Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could increase our sales and/or distribution costs. In April 2018, the SEC proposed rules that would apply to all retail investors and would, among other things: require broker-dealers to act in the best interest of their retail customers when recommending securities and provide additional disclosure about the scope and terms of the relationship; clarify the fiduciary duty that an investment adviser owes to its clients; and require a new short-form disclosure document to inform clients of the nature of their relationships with investment professionals and investment advisers, including differences in the principal types of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist.
The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our financial services and products. We continue to analyze the impact of the Dodd-Frank Act as further implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. These and other requirements, such as the posting of collateral for uncleared swaps, are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition to the rulemaking mandated by the Dodd-Frank Act, rules adopted by the CFTC have removed or limited previously available exemptions and exclusions from registration and regulation as a commodity pool operator and commodity trading advisor on which we had relied, resulting in the imposition of either additional registration, disclosure, reporting and recordkeeping requirements or more stringent requirements to comply with the remaining exemptions or exclusions for operators of certain of our registered funds and other pooled vehicles that use or trade in futures, swaps and other derivatives considered commodity interests and subject to regulation by the CFTC. Further, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain U.S. Funds to adopt liquidity management programs. (Compliance with certain aspects of the latter is required by December 1, 2018, and other aspects are delayed until June 1, 2019, subject to further regulatory update.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. In addition, the Tax Cuts and Jobs Act enacted into law in the U.S. on December 22, 2017 includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
In Luxembourg, the Commission de Surveillance du Secteur Financier (“CSSF”) currently regulates our substantial activities in Luxembourg, including our subsidiary Franklin Templeton International Services S.à r.l. (“FTIS Lux”). FTIS Lux is licensed as a management company for both the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) and alternative investment funds (“AIFs”) and, as such, it manages our Luxembourg-domiciled UCITS and our EU-domiciled AIFs. FTIS Lux’s license also covers certain MiFID (as defined below) investment services, such as discretionary portfolio management, investment advice and reception and transmission of orders in relation to financial instruments. The CSSF’s rules include capital resource, governance and risk management requirements, conduct of business rules, remuneration rules and oversight of systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against FTIS Lux.
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
A review of MiFID by the European Commission has led to the creation of a replacement directive and a new regulation (together “MiFID II”), effective as of January 2018, which extends the scope of the original MiFID in response to issues raised by the financial crisis. Changes apply to pre- and post-trade reporting obligations and there is an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A new concept of trading venue has been created and algorithmic trading is subject to specific regulations. There are also changes to conduct of business requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers have also been given to EU national regulators to ban certain services and products and to the European Securities and Markets Authority to temporarily restrict certain financial activities within the EU.
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
The European Market Infrastructure Regulation which sets out the rules in relation to central clearing of specified derivatives came into effect in 2016 for large derivatives users (including some of our clients). For the smallest counterparties, implementation has been delayed until June 2019. Mutual recognition of central counterparties has been achieved between the EU regulatory authorities and other important jurisdictions including the U.S. In addition, rules relating to margin requirements for uncleared over-the-counter derivatives came into effect in September 2017. Future regulatory policy reviews will decide whether these rules are extended to other types of derivative instruments, which could increase operational costs for our business and transactional costs for our clients.
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
The EU’s Market Abuse Regulation (“MAR”) came into effect in July 2016 and its primary aim is to increase market integrity and investor protection, enhancing the attractiveness of securities markets for raising capital. Under MAR, EU market abuse rules become extra-territorial as long as the instrument has a listing on an EEA regulated market.
As of January 1, 2018, the EU regulation on packaged retail investment and insurance products (“PRIIPs”) imposes new pre-contractual disclosure requirements under the form of a Key Information Document (“KID”) for the benefit of retail investors when they are considering the purchase of packaged retail investment products or insurance based products. It requires PRIIP manufacturers to draw up a KID which can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period of five years from enactment during which they will be exempt from its terms.
As of May 2018, the EU’s GDPR strengthened and unified data protection rules for individuals within the EU. The GDPR also addresses export of personal data outside the EU. The primary objectives of the GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under the GDPR requires an extensive review of all of our global data processing systems. The failure to comply timely and properly with GDPR rules and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs.
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
Although Brexit negotiations between the U.K. and EU began in June 2017, it is still unclear what terms may be agreed to for the final outcome and for any transitional period. While we are monitoring the consequences very closely for our clients from an investment perspective, we believe that Brexit will not have a major impact on the way our firm operates in the U.K. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. customers. Furthermore, we have other regulated subsidiaries across continental Europe such that, in the event of a future restriction on cross-border trade in financial services and products between the U.K. and the new EU, it would be likely to have a limited effect on our business. Moreover, our cross-border UCITS SICAV investment fund range, which is the most widely-distributed such range in the world, is based in Luxembourg. We have a separate, U.K.-domiciled fund range that is, and will continue to be, distributed mainly in the U.K.

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
In June 2018, the Canadian Securities Administrators (“CSA”), the umbrella organization of provincial and territorial securities regulatory authorities, published proposed amendments to their registration rules. The stated purposes of these amendments are to better align the interests of Canadian registrants with the interests of their clients, to improve outcomes for clients and to make clearer to clients the nature and the terms of their relationship with registrants. The amendments would, among other things, enhance current registrant requirements in the areas of know your client, know your product, suitability and conflicts of interest. At the same time, the CSA issued a notice providing a status report in respect of their mutual fund fee reform project. The reforms being proposed include expanded conflict of interest guidance (in the proposed amendments to registration rules) around the payment of embedded commissions by investment fund managers and the receipt of such commissions by dealers, a prohibition on all forms of deferred sales charges in connection with the purchase of mutual fund securities and a prohibition on the payment of trailing commissions to discount brokers in respect of their distribution of mutual fund securities. In September 2018, the CSA published draft rule amendments in respect of their mutual fund fee reform project.
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
In India, certain of our subsidiaries are primarily subject to relevant regulations promulgated by the Securities and Exchange Board of India (“SEBI”). Effective May 2018, SEBI reduced the total expense ratio that may be charged to mutual funds. In September 2018, SEBI proposed to further reduce the total expense ratio chargeable to funds with an effective date that is not yet determined. In October 2018, SEBI banned, with some exceptions, upfront commissions payable on sales of funds and mandated that all trail commissions be paid from the funds. These changes may impact the commercial relationships between fund providers and distributors. The Reserve Bank of India (“RBI”), the Ministry of Corporate Affairs (“MCA”) and the Department of Industrial Policy and Promotion (“DIPP”) are the other major regulatory authorities that are capable of issuing directions of a binding nature to our subsidiaries. A failure to comply with the applicable laws, regulations, codes, notices, directives, guidelines, orders, circulars and schemes issued by SEBI, RBI, MCA or DIPP may result in penalties including fines, censures and/or suspension or revocation of licenses, approvals or registration status.
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
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2®, LibertyShares® and Edinburgh Partners™. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton Investments® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
EMPLOYEES
As of September 30, 2018, we employed approximately 9,700 employees and operated offices in over 30 countries. We consider our relations with our employees to be satisfactory.
AVAILABLE INFORMATION
The SEC maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including Franklin, that file electronically with the SEC, at www.sec.gov. Additional information about the Company’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products which include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. The level of our revenues depends largely on the level and mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past and could in the future cause the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets. Our funds may be subject to liquidity risks or an unanticipated large number of redemptions as a result of the events or conditions described above, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. We have in the past, and may in the future, at our discretion, provide financial support to our funds to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular products have in the past and could in the future cause sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. We generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Additionally, changing market conditions may cause a shift in our asset mix towards fixed income products and away from equity and multi-asset/balanced products, and a related decline in our revenues and income, as we generally derive higher fee revenues and income from our equity and certain multi-asset/balanced products than from our fixed income products. Further, changing market conditions and investor preferences also may cause a shift in our asset mix towards lower fee exchange-traded funds. Increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our AUM resulting from market declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
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
As a U.S. reporting company, we are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations promulgated by the SEC, the Financial Industry Regulatory Authority, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”) and the U.S. Department of Treasury. Given our global operations, our subsidiaries are also subject to applicable securities and other laws of various non-U.S. jurisdictions, and to various non-U.S. and cross-border rules and regulations, such as the European Union’s (“EU”) data protection rules under the EU’s General Data Protection Regulation (“GDPR”). Our non-U.S. regulators include, among others, the United Kingdom (“U.K.”) Financial Conduct Authority, the Luxembourg Commission de Surveillance du Secteur Financier, the Canadian provincial and territorial securities regulatory authorities, the Monetary Authority of Singapore, the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Securities and Exchange Board of India, the Japanese Financial Services Agency and various international stock exchanges. Our non-U.S. operations may also be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example, with respect to the Foreign Corrupt Practices Act of 1977). We are also subject not only to the sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, but also to sanctions programs adopted and administered by non-U.S. jurisdictions, including the EU, where our services and products are offered. We are also subject to the laws and regulations of states and other jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. Further, certain federal and state anti-takeover or business combination laws may impose various disclosure and procedural requirements on the ability of a person to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.
Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, the CFTC and/or registered with or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”) or authorized by various European and other non-U.S. regulators pursuant to the EU’s Undertakings for Collective Investment in Transferable Securities (“UCITS”) Directive or under other non-U.S. laws in Europe, Middle East and Africa, Asia-Pacific, Canada and Latin America. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and such funds. Our subsidiaries must also comply with complex tax regimes.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Compliance with certain aspects of the latter is required by December 1, 2018, and other aspects are delayed until June 1, 2019, subject to further regulatory update.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. The U.S. federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Similarly, the securities and related laws outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive (“AIFMD”) and Markets in Financial Instruments Directive II (“MiFID II”). Although negotiations between the U.K. and EU regarding the U.K.’s proposed withdrawal from the EU (“Brexit”) began in June 2017, it is still unclear what terms may be agreed to in the final outcome and for any transitional period. Ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. In particular, certain provisions of the Dodd-Frank Act and MiFID II still require the adoption of implementing rules. We may be required to invest significant additional management time and resources to address the new regulations being adopted pursuant to the Dodd-Frank Act, MiFID II and other laws. For example, MiFID II requires the “unbundling” of research and execution charges for trading. The industry’s response to the unbundling rules is still evolving and could lead to increased research costs. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
As of May 2018, the EU’s GDPR strengthened and unified data protection rules for individuals within the EU. The GDPR also addresses export of personal data outside the EU. The primary objectives of the GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under the GDPR requires an extensive review of all of our global data processing systems. The failure to comply timely and properly with GDPR rules and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs. For example, a failure to comply with the GDPR could result in fines up to 20 million Euros or 4% of our annual global revenues, whichever is higher.

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

Failure to comply with the laws, rules or regulations in any of the jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. The regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our services and products in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings may at times materially impact our effective tax rate. For example, the Tax Cuts and Jobs Act enacted into law in the U.S. on December 22, 2017 includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, systems failures, data or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, the technology systems we use remain vulnerable to unauthorized access, computer viruses, potential human errors or other events and circumstances that have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities designed to maliciously obtain and exploit confidential information and to otherwise cause damage) or an authorized employee or vendor inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
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
In addition, due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them are subject to a successful cyber attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Also, our third-party applications may include confidential and proprietary data provided by vendors and by us. We may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data, for losses related to the data, or if data we provide is deemed to infringe upon the rights of others. In addition, the failure to properly manage and operate the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and our competitors may from time to time implement new technologies or more advanced platforms for their services and products, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our services and products, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investors globally through our products. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to effectively process and monitor a large number of transactions, many of which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our employees and subject to potential human errors. Our employees and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell our products such as our funds and strategies, and offer our investment management and related services, in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may also vary widely, or be inconsistent or less developed or mature than other more internationally focused distributors. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain their authorizations in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have included extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. In addition, from time to time we enter into joint ventures or take minority stakes in companies in which we typically do not have control. These investments may involve risks, including the risk that the controlling stakeholder or our joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling stakeholder, our joint venture partner or the entity itself may result in liability for us or harm to our reputation or adversely affect the value of our investment in the entity.
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to the EU’s Capital Requirements Directive, those adopted under AIFMD and UCITS and those required to be adopted under the Dodd-Frank Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we are likely to need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. In addition, due to the global nature of our business, our key personnel may from time to time have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of our personnel traveling to such regions. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. The SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. Pursuant to the Dodd-Frank Act, the SEC may establish different standards for broker-dealers in their interaction with retail customers, which could have an impact on sales and/or distribution costs. In April 2018, the SEC proposed rules that would apply to all retail investors and would, among other things: require broker-dealers to act in the best interest of their retail customers when recommending securities and provide additional disclosure about the scope and terms of the relationship; clarify the fiduciary duty that an investment adviser owes to its clients; and require a new short-form disclosure document to inform clients of the nature of their relationships with investment professionals and investment advisers, including differences in the principal types of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist. In addition, the U.K., the Netherlands and the EU in MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we receive and respond to governmental or regulatory requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. In addition, governmental or regulatory examinations or investigations that have been inactive could become active. In addition, from time to time, we are named as a party in litigation. We may be obligated, and under our certificate of incorporation, by-laws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
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

We lease space in various states in the U.S., including California, Connecticut, Delaware, Florida, Massachusetts, New Jersey, New York, Utah, Virginia and Washington, D.C., and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, the People’s Republic of China (including Hong Kong), Colombia, France, Germany, Hungary, India, Isle of Man, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the U.K. (including England and Scotland) and Vietnam. As of September 30, 2018, we leased and occupied approximately 1,147,000 square feet of space. We have also leased and subsequently subleased to third parties approximately 35,000 square feet of excess leased space.

In addition, we own buildings in San Mateo, Rancho Cordova and Stockton, California; St. Petersburg and Ft. Lauderdale, Florida; Hyderabad, India; and Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 2,118,000 square feet of space. We have leased to third parties approximately 545,000 square feet of excess owned space.

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
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 9, 2018. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Gregory E. Johnson
Age 57
Chairman of the Board of Franklin since June 2013 and Chief Executive Officer of Franklin since January 2004; formerly, President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; director or trustee of 44 registered investment companies managed or advised by subsidiaries of Franklin.
Jennifer M. Johnson
Age 54
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
Age 78
Vice Chairman of Franklin since December 1999 and director of Franklin since 1969; officer and/or director of certain subsidiaries of Franklin; director or trustee of 40 registered investment companies managed or advised by subsidiaries of Franklin.
Kenneth A. Lewis
Age 57
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

Jed A. Plafker
Age 47
Senior Vice President of Franklin since June 2018; officer and/or director of various global advisory services related subsidiaries of Franklin for more than the past five years, including as Executive Vice President of subsidiary Franklin Templeton Institutional, LLC since April 2009, President and director of subsidiary Templeton Institutional, Inc. since September 2009, and President since February 2017 and director since December 2016 of subsidiary Templeton Worldwide, Inc.
Craig S. Tyle
Age 58
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
Alok Sethi
Age 57
Officer and/or director of various operations and technology related subsidiaries of Franklin for more than the past five years, including as Senior Vice President of subsidiaries Franklin Advisers, Inc., Franklin Templeton Institutional, LLC and Templeton Investment Counsel, LLC since July 2014, Vice President of subsidiary FASA, LLC since June 2014, and Vice President of subsidiary Franklin Templeton Companies, LLC since June 2010.
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
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2018, there were 2,914 stockholders of record of our common stock.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2018.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	3,544,755	$32.59	3,544,755	78,990,218
August 2018	3,935,173	$32.44	3,935,173	75,055,045
September 2018	3,320,168	$31.53	3,320,168	71,734,877
Total	10,800,096		10,800,096

Under our stock repurchase program, which is not subject to an expiration date, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In April 2018, we announced that our Board of Directors authorized the repurchase of up to 80.0 million additional shares of our common stock under the stock repurchase program.

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2018		2017	2016	2015	2014
Summary of Operations (in millions)
Operating revenues	$6,319.1		$6,392.2	$6,618.0	$7,948.7	$8,491.4
Operating income	2,118.6		2,264.3	2,365.7	3,027.6	3,221.2
Operating margin	33.5%		35.4%	35.7%	38.1%	37.9%
Net income attributable to Franklin Resources, Inc.	764.4	[1]	1,696.7	1,726.7	2,035.3	2,384.3
Financial Data (in millions)
Total assets	$14,383.5		$17,534.0	$16,098.8	$16,335.7	$16,357.1
Debt	695.9		1,044.2	1,401.2	1,348.0	1,198.2
Debt of consolidated investment products	32.6		53.4	682.2	807.3	950.8
Franklin Resources, Inc. stockholders’ equity	9,899.2		12,620.0	11,935.8	11,841.0	11,584.1
Operating cash flows	2,229.7		1,135.4	1,727.7	2,252.0	2,138.0
Investing cash flows	(290.4)		52.0	192.2	248.9	390.6
Financing cash flows	(3,761.7)		(956.0)	(1,800.7)	(1,612.2)	(1,195.3)
Assets Under Management (in billions)
Ending	$717.1		$753.2	$733.3	$770.9	$898.0
Average [2]	740.5		736.9	749.3	869.5	887.9
Per Common Share
Earnings
Basic	$1.39		$3.01	$2.94	$3.29	$3.79
Diluted	1.39		3.01	2.94	3.29	3.79
Cash dividends declared	3.92		0.80	0.72	1.10	0.48
Book value	19.07		22.74	20.93	19.62	18.60
Employee Headcount	9,691		9,386	9,059	9,489	9,266
______________

[1]	Includes an estimated income tax charge of $968.8 million resulting from enactment of the Tax Cuts and Jobs Act of 2017.

[2]	Represents simple monthly average AUM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
The following discussion and analysis of the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-looking Statements” disclosure set forth in Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail.
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products which include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales, distribution, marketing, shareholder servicing, and other services. Our products and investment management and related services are distributed or marketed to investors globally under various distinct brand names, including: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2®, LibertyShares® and Edinburgh Partners™. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, which meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During the fiscal year ended September 30, 2018 (“fiscal year 2018”), the global equity markets experienced volatility but provided strong positive returns, reflecting, among other things, generally positive U.S. economic data tempered by concerns about rising interest rates, global trade tensions and political uncertainty, as the S&P 500 Index and MSCI World Index increased 17.9% and 11.8%. The global bond markets were negatively impacted by rising interest rates and the Bloomberg Barclays Global Aggregate Index decreased 1.3% for the fiscal year.
Our total AUM was $717.1 billion at September 30, 2018, 5% lower than at September 30, 2017 as $38.0 billion of net outflows and $7.9 billion of net market change, distributions and other were partially offset by $9.8 billion from an acquisition. Simple monthly average AUM (“average AUM”) increased slightly during fiscal year 2018.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations and registration, reporting and disclosure requirements on our business and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section in Part I of this Annual Report.

RESULTS OF OPERATIONS

(in millions, except per share data)				2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
Operating revenues	$6,319.1	$6,392.2	$6,618.0	(1%)	(3%)
Operating income	2,118.6	2,264.3	2,365.7	(6%)	(4%)
Net income attributable to Franklin Resources, Inc.	764.4	1,696.7	1,726.7	(55%)	(2%)
Diluted earnings per share	$1.39	$3.01	$2.94	(54%)	2%
Operating margin [1]	33.5%	35.4%	35.7%
 ___________________
1    Defined as operating income divided by total operating revenues.
Operating income decreased $145.7 million in fiscal year 2018 due to a 1% decrease in operating revenues and a 2% increase in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $932.3 million primarily due to an estimated income tax charge of $968.8 million resulting from enactment of the Tax Cuts and Jobs Act of 2017.
Operating income decreased $101.4 million in the fiscal year ended September 30, 2017 (“fiscal year 2017”) as a 3% decrease in operating revenues was partially offset by a 3% decrease in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $30.0 million as the decrease in operating income was significantly offset by a $152.3 million increase in investment and other income, net, less the portion attributable to noncontrolling interests.
Diluted earnings per share decreased in fiscal year 2018 consistent with net income and increased in fiscal year 2017 despite the decrease in net income. The amounts were impacted by 4% decreases in diluted average common shares outstanding in both periods primarily resulting from repurchases of shares of our common stock.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)				2018 vs. 2017	2017 vs. 2016
as of September 30,	2018	2017	2016
Equity
Global/international	$194.4	$209.8	$200.4	(7%)	5%
United States	115.2	107.2	103.3	7%	4%
Total equity	309.6	317.0	303.7	(2%)	4%
Multi-Asset/Balanced	138.9	143.3	137.4	(3%)	4%
Fixed Income
Tax-free	63.9	71.0	76.5	(10%)	(7%)
Taxable
Global/international	150.6	165.0	156.2	(9%)	6%
United States	44.8	50.6	53.4	(11%)	(5%)
Total fixed income	259.3	286.6	286.1	(10%)	0%
Cash Management	9.3	6.3	6.1	48%	3%
Total	$717.1	$753.2	$733.3	(5%)	3%
Average for the Year	$740.5	$736.9	$749.3	0%	(2%)
AUM at September 30, 2018 decreased 5% from September 30, 2017 as $38.0 billion of net outflows and $7.9 billion of net market change, distributions and other were partially offset by $9.8 billion from an acquisition. Average AUM increased slightly during fiscal year 2018.
AUM at September 30, 2017 increased 3% from September 30, 2016 primarily due to $58.1 billion of net market change, distributions and other, partially offset by $38.6 billion of net outflows. Average AUM decreased 2% during fiscal year 2017.

Average AUM is generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM			2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
Equity
Global/international	$205.8	$203.7	$205.1	1%	(1%)
United States	110.2	104.4	101.1	6%	3%
Total equity	316.0	308.1	306.2	3%	1%
Multi-Asset/Balanced	140.6	140.2	135.5	0%	3%
Fixed Income
Tax-free	67.3	72.3	74.0	(7%)	(2%)
Taxable
Global/international	160.6	157.8	172.6	2%	(9%)
United States	48.0	52.3	54.5	(8%)	(4%)
Total fixed income	275.9	282.4	301.1	(2%)	(6%)
Cash Management	8.0	6.2	6.5	29%	(5%)
Total	$740.5	$736.9	$749.3	0%	(2%)

	Mix of Average AUM
for the fiscal years ended September 30,	2018	2017	2016
Equity
Global/international	28%	28%	27%
United States	15%	14%	14%
Total equity	43%	42%	41%
Multi-Asset/Balanced	19%	19%	18%
Fixed Income
Tax-free	9%	10%	10%
Taxable
Global/international	22%	21%	23%
United States	6%	7%	7%
Total fixed income	37%	38%	40%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)				2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
Beginning AUM	$753.2	$733.3	$770.9	3%	(5%)
Long-term sales	105.0	112.3	101.7	(7%)	10%
Long-term redemptions	(162.1)	(169.7)	(186.9)	(4%)	(9%)
Long-term net exchanges	(0.4)	(0.1)	(0.5)	300%	(80%)
Long-term reinvested distributions	19.5	18.9	23.3	3%	(19%)
Net flows	(38.0)	(38.6)	(62.4)	(2%)	(38%)
Acquisitions	9.8	0.4	—	NM	NM
Net market change, distributions and other	(7.9)	58.1	24.8	NM	134%
Ending AUM	$717.1	$753.2	$733.3	(5%)	3%

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2018	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	22.8	16.6	15.3	5.6	36.9	7.8	—	105.0
Long-term redemptions	(48.0)	(23.6)	(23.2)	(11.9)	(42.2)	(13.2)	—	(162.1)
Long-term net exchanges	(0.3)	0.9	0.2	(0.6)	(0.8)	0.2	—	(0.4)
Long-term reinvested distributions	2.8	4.0	5.5	2.0	4.1	1.1	—	19.5
Net flows	(22.7)	(2.1)	(2.2)	(4.9)	(2.0)	(4.1)	—	(38.0)
Acquisition	9.8	—	—	—	—	—	—	9.8
Net market change, distributions and other	(2.5)	10.1	(2.2)	(2.2)	(12.4)	(1.7)	3.0	(7.9)
AUM at September 30, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2017	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	24.7	14.7	16.8	7.4	38.2	10.5	—	112.3
Long-term redemptions	(48.4)	(25.4)	(25.7)	(11.6)	(44.3)	(14.3)	—	(169.7)
Long-term net exchanges	(0.1)	0.3	0.4	(0.5)	(0.4)	0.2	—	(0.1)
Long-term reinvested distributions	3.0	4.3	5.1	2.0	3.4	1.1	—	18.9
Net flows	(20.8)	(6.1)	(3.4)	(2.7)	(3.1)	(2.5)	—	(38.6)
Acquisition	—	—	0.4	—	—	—	—	0.4
Net market change, distributions and other	30.2	10.0	8.9	(2.8)	11.9	(0.3)	0.2	58.1
AUM at September 30, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2016	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2015	$212.1	$100.8	$138.3	$71.7	$182.7	$58.5	$6.8	$770.9
Long-term sales	21.9	13.7	14.3	8.9	34.2	8.7	—	101.7
Long-term redemptions	(48.9)	(24.1)	(26.8)	(8.8)	(62.5)	(15.8)	—	(186.9)
Long-term net exchanges	(1.1)	0.6	(0.4)	0.8	(0.5)	0.1	—	(0.5)
Long-term reinvested distributions	4.3	5.8	5.8	2.0	4.2	1.2	—	23.3
Net flows	(23.8)	(4.0)	(7.1)	2.9	(24.6)	(5.8)	—	(62.4)
Net market change, distributions and other	12.1	6.5	6.2	1.9	(1.9)	0.7	(0.7)	24.8
AUM at September 30, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
AUM decreased $36.1 billion or 5% during fiscal year 2018 due to $38.0 billion of net outflows and $7.9 billion of net market change, distributions and other, partially offset by $9.8 billion from an acquisition. The net outflows included outflows of $7.6 billion from seven institutional products, $6.0 billion from three global/international fixed income funds with global macro strategies, $4.5 billion from two global/international equity funds, $4.1 billion from a multi-asset/balanced fund and $0.9 billion from a fixed income tax-free fund, and were partially offset by inflows of $3.3 billion in a global/international fixed income fund that introduced a new share class structure during fiscal year 2017, $3.0 billion in two institutional products and $1.2 billion in a multi-asset/balanced fund. Long-term sales decreased 7% to $105.0 billion from the prior year due to lower sales in all long-term investment objectives with the exception of U.S. equity. Long-term redemptions decreased 4% to $162.1 billion due to lower redemptions in all long-term investment objectives with the exception of tax-free fixed income. Net market change, distributions and other primarily consists of $25.3 billion of long-term distributions and a $4.7 billion decrease from foreign exchange revaluation, partially offset by $19.1 billion of market appreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 15% of total AUM as of September 30, 2018, and was primarily due to strengthening of the U.S. dollar against the Indian Rupee, Canadian dollar and Australian dollar. The market appreciation occurred primarily in equity and multi-asset/balanced products, partially offset by depreciation in global/international fixed income products, and reflected positive returns in global equity markets as evidenced by increases of 11.8% and 17.9% in the MSCI World Index and S&P 500 Index and negative returns in global fixed income markets as evidenced by a 1.3% decrease in the Bloomberg Barclays Global Aggregate Index.
AUM increased $19.9 billion or 3% during fiscal year 2017 primarily due to $58.1 billion of net market change, distributions and other, partially offset by $38.6 billion of net outflows. Net market change, distributions and other primarily consists of $78.0 billion of market appreciation and a $2.9 billion increase from foreign exchange revaluation, net of $23.0 billion of long-term distributions. The market appreciation occurred primarily in equity, global/international fixed income and multi-asset/balanced products, and reflected positive returns in global markets, as evidenced by increases of 18.8% and 18.6% in the MSCI World Index and S&P 500 Index, and strong performance of our global/international fixed income products despite a 1.3% decrease in the Bloomberg Barclays Global Aggregate Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 14% of total AUM as of September 30, 2017, and was primarily due to weakening of the U.S. dollar against the Canadian dollar and Euro. The net outflows included $8.1 billion from two global/international fixed income funds with global macro strategies, $3.9 billion from three institutional separate accounts, $3.0 billion from two sub-advised variable annuity clients due to shifts in their investment strategies, $2.6 billion from two global/international equity funds, $1.2 billion from a multi-asset/balanced fund and $1.0 billion from a U.S. equity fund, and were partially offset by inflows of $4.0 billion in a global/international fixed income fund. Long-term sales increased 10% to $112.3 billion from the prior year due to higher sales in all long-term investment objectives with the exception of tax-free fixed income. Long-term redemptions decreased 9% to $169.7 billion primarily due to lower redemptions of global/international fixed income products.

Average AUM by sales region was as follows:

(in billions)				2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
United States	$491.1	$497.1	$507.4	(1%)	(2%)
International
Europe, Middle East and Africa	105.8	104.1	108.9	2%	(4%)
Asia-Pacific	95.2	87.0	82.7	9%	5%
Canada	31.1	31.1	31.3	0%	(1%)
Latin America [1]	17.3	17.6	19.0	(2%)	(7%)
Total international	$249.4	$239.8	$241.9	4%	(1%)
Total	$740.5	$736.9	$749.3	0%	(2%)
 ______________
1    Latin America sales region includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 66%, 67% and 68% for fiscal years 2018, 2017 and 2016.
Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 65% of AUM exceeding the benchmarks and peer group medians for the three-, five- and ten-year periods ended September 30, 2018. The performance of our multi-asset/balanced products significantly exceeded the peer group medians for the three- and ten-year periods, but has lagged in the other comparisons, reflecting the performance of a fund that represents 68% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2018	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	14%	18%	19%	23%	37%	30%	27%	40%
United States	32%	26%	22%	29%	49%	61%	40%	61%
Total equity	21%	21%	20%	26%	42%	43%	32%	49%
Multi-Asset/Balanced	7%	12%	5%	16%	12%	93%	12%	96%
Fixed Income
Tax-free	14%	33%	40%	45%	21%	40%	39%	48%
Taxable
Global/international	26%	81%	65%	77%	48%	81%	75%	95%
United States	36%	49%	44%	55%	45%	46%	22%	15%
Total fixed income	25%	63%	55%	63%	41%	64%	56%	65%
 _______________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 89% and 87% of our total AUM as of September 30, 2018.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

[3]
The peer group rankings are sourced from Lipper, a Thomson Reuters Company, Morningstar, eVestment and various international third-party providers in each fund’s market and were based on an absolute ranking of returns. © 2018 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 12, 2018 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
Investment management fees	$4,367.5	$4,359.2	$4,471.7	0%	(3%)
Sales and distribution fees	1,599.8	1,705.6	1,806.4	(6%)	(6%)
Shareholder servicing fees	221.9	225.7	243.6	(2%)	(7%)
Other	129.9	101.7	96.3	28%	6%
Total Operating Revenues	$6,319.1	$6,392.2	$6,618.0	(1%)	(3%)

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
Investment management fees increased $8.3 million in fiscal year 2018 primarily due to a slight increase in average AUM partially offset by lower performance fees. Investment management fees decreased $112.5 million in fiscal year 2017 primarily due to a 2% decrease in average AUM and the impact of a lower effective fee rate, partially offset by higher performance fees. Average AUM increases in fiscal year 2018 in the Asia-Pacific and Europe, Middle East and Africa sales regions were largely offset by a decrease in the U.S. The decrease in average AUM in fiscal year 2017 occurred primarily in the global/international fixed income investment objective, and across all sales regions except Asia-Pacific.
Our effective investment management fee rate (investment management fees divided by average AUM) was 59.0, 59.2 and 59.7 basis points for fiscal years 2018, 2017 and 2016. The rate decrease in fiscal year 2018 was primarily due to lower performance fees. The rate decrease in fiscal year 2017 was primarily due to higher weightings of AUM in lower fee products in the global/international fixed income investment objective in the Europe, Middle East and Africa and Asia-Pacific sales regions, partially offset by higher performance fees.
Performance-based investment management fees were $21.2 million, $35.5 million and $26.5 million for fiscal years 2018, 2017 and 2016, with the changes primarily due to performance fees earned from separate accounts.
U.S. industry asset-weighted average management fee rates were as follows:

(in basis points)	Industry Average [1]
for the fiscal years ended September 30,	2018	2017	2016
Equity
Global/international [2]	47	50	53
United States	32	35	37
Multi-Asset/Balanced	47	49	50
Fixed Income
Tax-free	32	33	35
Taxable
Global/international [3]	36	39	43
United States	30	31	33
Cash Management	16	15	10
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Thomson Reuters Company, as of September 30, 2018, 2017 and 2016 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund of fund products are not included.

[2]	The decreases in the average rate in fiscal years 2018 and 2017 reflect higher weightings of two large low-fee passive funds.

[3]	The decreases in the average rate in fiscal years 2018 and 2017 reflect higher weightings of a large low-fee passive fund and lower weightings of two large higher-fee actively managed funds.
The declines in U.S. industry average management fee rates for long-term investment objectives generally reflect increased investor demand for lower-fee passive funds. Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage substantially all of our products and have a higher level of international AUM, both of which generate higher fees. Our effective investment management fee rates in the U.S. decreased during fiscal years 2018 and 2017 to a lesser extent than the average industry rates.
Our product offerings and global operations are diverse. As such, the impact of future changes in the market value of AUM on investment management fees will be affected by the relative mix of investment objective, geographic region, distribution channel and investment vehicle of the assets.

Sales and Distribution Fees
We earn fees from the sale of certain classes of sponsored funds at the time of purchase (“commissionable sales”). Sales commissions are reduced or eliminated on some share classes and for some sale transactions depending upon the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
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
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our funds on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below.

(in millions)				2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
Asset-based fees	$1,314.3	$1,345.1	$1,410.6	(2%)	(5%)
Sales-based fees	270.3	350.8	386.4	(23%)	(9%)
Contingent sales charges	15.2	9.7	9.4	57%	3%
Sales and Distribution Fees	$1,599.8	$1,705.6	$1,806.4	(6%)	(6%)
Asset-based distribution fees decreased $30.8 million in fiscal year 2018 as a $60.3 million decrease in U.S. product fees primarily due to a 5% decrease in the related average U.S. AUM was partially offset by a $29.5 million increase in non-U.S. product fees primarily due to a 4% increase in the related average international AUM. Asset-based distribution fees decreased $65.5 million in fiscal year 2017 primarily due to a $55.2 million decrease from a 4% decrease in the related average total AUM.
Sales-based fees decreased $80.5 million in fiscal year 2018 primarily due to an $84.6 million decrease from a 26% decrease in total commissionable sales. Sales-based fees decreased $35.6 million in fiscal year 2017 primarily due to decreases of $18.8 million from lower effective fee rates and $18.5 million from a lower mix of U.S. product commissionable sales. The lower effective fee rates primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. Non-U.S. products typically generate lower sales fees than U.S. products, and fixed income products typically generate lower sales fees than equity products. Total commissionable sales increased 4% in fiscal year 2017, however the increase resulted from significantly higher sales of non-U.S. products which were largely offset by lower sales of U.S. products; the lower mix of U.S. product commissionable sales resulted in a net decrease in sales-based fees.
Commissionable sales represented 9% of total sales for fiscal year 2018, 11% for fiscal year 2017, and 12% for fiscal year 2016, with U.S. product commissionable sales representing 74%, 72% and 92% of total commissionable sales.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares. Contingent sales charges increased $5.5 million in fiscal year 2018 primarily due to higher redemptions of non-U.S. products.
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
Shareholder servicing fees decreased $3.8 million in fiscal year 2018 primarily due to a $4.9 million decrease from U.S. funds which reflects lower levels of transactions and AUM under the new fee structure, partially offset by a $1.0 million increase from funds in Europe resulting from higher levels of related AUM. Shareholder servicing fees decreased $17.9 million in fiscal year 2017 primarily due to decreases of $14.8 million from U.S. funds resulting from a decrease in active accounts and $3.6 million from funds in Europe resulting from lower levels of related AUM and active accounts.
Other
Other revenue increased $28.2 million and $5.4 million in fiscal years 2018 and 2017 primarily due to higher interest and dividend income from consolidated investment products (“CIPs”).
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,
Sales, distribution and marketing	$2,039.7	$2,130.9	$2,209.9	(4%)	(4%)
Compensation and benefits	1,390.6	1,333.7	1,360.9	4%	(2%)
Information systems and technology	243.9	219.8	207.3	11%	6%
Occupancy	128.6	121.3	134.1	6%	(10%)
General, administrative and other	397.7	322.2	340.1	23%	(5%)
Total Operating Expenses	$4,200.5	$4,127.9	$4,252.3	2%	(3%)
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily consist of payments to financial advisers, broker-dealers and other third parties for providing services to investors in our sponsored funds, including marketing support services. Sales expenses are determined as percentages of sales and are incurred from the same commissionable sales transactions that generate sales fee revenues. Distribution expenses are determined as percentages of AUM and are incurred from assets that generate either distribution fees or higher levels of investment management fees. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,
Asset-based expenses	$1,703.9	$1,735.8	$1,792.7	(2%)	(3%)
Sales-based expenses	255.1	323.1	342.0	(21%)	(6%)
Amortization of deferred sales commissions	80.7	72.0	75.2	12%	(4%)
Sales, Distribution and Marketing	$2,039.7	$2,130.9	$2,209.9	(4%)	(4%)
Asset-based expenses decreased $31.9 million in fiscal year 2018 as a $60.8 million decrease in U.S. product expenses primarily due to a 5% decrease in the related average U.S. AUM was partially offset by a $28.9 million increase in non-U.S. product expenses primarily due to a 2% increase in the related average international AUM. Asset-based expenses decreased $56.9 million in fiscal year 2017 primarily due to a $62.4 million decrease from a 3% decrease in the related average total AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to international fee structures which provide for recovery of certain distribution costs through investment management fees.

Sales-based expenses decreased $68.0 million in fiscal year 2018 primarily due to a $75.0 million decrease from a 26% decrease in total commissionable sales, partially offset by a $4.4 million increase from a higher average commission rate resulting from a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Sales-based expenses decreased $18.9 million in fiscal year 2017 primarily due to decreases of $12.4 million from lower average commission rates and $9.0 million from a lower mix of U.S. product commissionable sales. The lower average commission rates primarily resulted from a higher mix of non-U.S. product fixed income sales and tiered pricing on larger trades. Fixed income products typically generate lower sales commissions than equity products. Total commissionable sales increased 4% in fiscal year 2017, however the increase resulted from significantly higher sales of non-U.S. products that were largely offset by lower sales of U.S. products; the lower mix of U.S. product commissionable sales resulted in a net decrease in sales-based expenses.
Amortization of deferred sales commissions increased $8.7 million in fiscal year 2018 primarily due to a $21.0 million increase from higher sales of non-U.S. shares sold without a front-end sales charge, partially offset by a $12.0 million decrease from lower such sales of U.S. shares. Amortization of deferred sales commissions decreased $3.2 million in fiscal year 2017 primarily due to an $18.5 million decrease related to lower sales of U.S. shares sold without a front-end sales charge, substantially offset by $12.7 million of adjustments recognized in fiscal year 2016 related to prior-year amortization expense and $4.3 million from higher sales of non-U.S. shares sold without a front-end sales charge.
Compensation and Benefits
Compensation and benefit expenses increased $56.9 million in fiscal year 2018 due to a $69.1 million increase in salaries, wages and benefits, partially offset by a $12.2 million decrease in variable compensation. The increase in salaries, wages and benefits was primarily due to increases of $25.1 million from higher average staffing levels, $21.9 million for annual merit salary adjustments that were effective December 1, 2017 and 2016, $14.2 million in termination benefits and $6.5 million from unfavorable foreign currency impacts. The decrease in variable compensation was primarily due to decreases of $24.0 million related to unvested mutual fund awards and $5.5 million in stock and stock unit award amortization, partially offset by a $14.2 million increase in bonus expense primarily due to higher staffing levels.
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
Variable compensation as a percentage of compensation and benefits was 33%, 36% and 33% for fiscal years 2018, 2017 and 2016. At September 30, 2018, our global workforce had increased to approximately 9,700 employees from approximately 9,400 at September 30, 2017.
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

Information Systems and Technology
Information systems and technology expenses increased $24.1 million in fiscal year 2018 primarily due to higher technology consulting and software costs, and increased $12.5 million in fiscal year 2017 primarily due to higher external data service and software costs.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Net carrying value at beginning of year	$102.1	$88.1	$89.8
Additions, net of disposals	51.2	63.1	46.2
Amortization	(47.1)	(49.1)	(47.9)
Net Carrying Value at End of Year	$106.2	$102.1	$88.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $7.3 million in fiscal year 2018 primarily due to $6.6 million of equipment impairment, and decreased $12.8 million in fiscal year 2017 primarily due to lower rent expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $75.5 million in fiscal year 2018 primarily due to higher contingent consideration expense, third-party service fees, professional fees, advertising and promotion, and travel and entertainment expenses. Contingent consideration expense increased $26.9 million due to revised estimates of future revenues and profits from K2 Advisors Holdings, LLC (“K2”) and a prior-year decline in other acquisition-related AUM. Third-party fees primarily for sub-advisory and fund administration services increased $17.6 million, professional fees increased $16.6 million related to various corporate activities, and advertising and promotion and travel and entertainment expenses increased $7.3 million and $6.6 million due to higher activity levels.
General, administrative and other operating expenses decreased $17.9 million in fiscal year 2017 primarily due to lower expenses related to intangible assets and contingent consideration, partially offset by higher CIPs, advertising and promotion, and travel and entertainment expenses. Definite-lived intangible asset impairment decreased $18.6 million and amortization expense decreased $6.5 million, both primarily resulting from a prior-year impairment related to the K2 acquisition. Contingent consideration expense decreased $12.8 million due to revised estimates of K2’s future revenues and profits and a decline in other acquisition-related AUM. The decreases were partially offset by increases of $9.8 million in CIPs expenses, $6.7 million in advertising and promotion expenses and $4.5 million in travel and entertainment expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2018 vs. 2017	2017 vs. 2016
for the fiscal years ended September 30,	2018	2017	2016
Investment and other income, net	$145.3	$336.3	$184.0	(57%)	83%
Interest expense	(48.7)	(51.5)	(49.9)	(5%)	3%
Other Income, Net	$96.6	$284.8	$134.1	(66%)	112%
Investment and other income, net consists primarily of interest and dividend income, income from equity method investees, gains (losses) on investments of CIPs and trading investment securities, rental income and foreign currency exchange gains (losses).
Other income, net decreased $188.2 million in fiscal year 2018 primarily due to losses on investments held by CIPs, lower income from equity method investees and lower net gains on trading investment securities, partially offset by higher dividend income and foreign exchange gains. Investments held by CIPs generated net losses of $55.0 million, as compared to net gains of $118.2 million in the prior year. The losses were primarily from lower market valuations of holdings by an emerging markets equity fund with a significant exposure in Turkey, several global/international fixed income funds and a U.S. fixed income fund. Income from equity method investees decreased $63.5 million primarily due to lower gains and losses on investments held by three global equity funds, one of which incurred losses on Turkish holdings, and a global macro hedge fund. Net gains on trading investment securities decreased $11.1 million primarily due to losses and lower gains from fixed income funds and other debt and equity securities. The decreases were partially offset by a $37.2 million increase in dividend income primarily due to higher investments in, and yields on, money market funds, and net foreign currency exchange gains of $0.6 million, as compared to net losses of $16.0 million in the prior year, primarily from the impact of strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
Other income, net increased $150.7 million in fiscal year 2017 primarily due to gains on investments held by CIPs and higher income from equity method investees and interest income, partially offset by lower net gains on trading investment securities and net realized gains on sale of available-for-sale securities. Investments held by CIPs generated net gains of $118.2 million, as compared to net losses of $13.5 million in the prior year. The gains were primarily from higher market valuations of holdings by various global/international private equity funds and from a net increase of 20 CIPs due to adoption of new accounting guidance on October 1, 2016. Income from equity method investees increased $51.2 million primarily due to gains on investments held by a global macro hedge fund and a global equity fund. Interest income increased $38.4 million primarily due to higher levels of interest rates and debt securities. The increases were partially offset by a $37.9 million decrease in net gains on trading investment securities primarily due to lower gains from fixed income funds, partially offset by gains on corporate debt securities, as compared to losses in the prior year, and a $24.9 million decrease in net realized gains on sale of available-for-sale securities. The investments in sponsored funds that were classified as trading securities and available-for-sale securities in the prior year were significantly reduced on October 1, 2016 as a substantial amount of the investments were in funds that were consolidated as a result of the new accounting guidance.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at September 30, 2018, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Trading Investments	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$6,610.8	$—	$—	$—	$6,610.8
Investments
Equity
Global/international	82.2	12.9	615.4	154.2	864.7
United States	37.9	7.1	—	5.4	50.4
Total equity	120.1	20.0	615.4	159.6	915.1
Multi-Asset/Balanced	14.7	5.0	14.7	196.6	231.0
Fixed Income
Tax-free	0.2	—	4.1	—	4.3
Taxable
Global/international	120.4	91.8	146.6	536.9	895.7
United States	44.6	228.9	—	200.4	473.9
Total fixed income	165.2	320.7	150.7	737.3	1,373.9
Total investments	300.0	345.7	780.8	1,093.5	2,520.0
Total Cash and Cash Equivalents and Investments	$6,910.8	$345.7	$780.8	$1,093.5	$9,130.8

 ______________

[1]	See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K for information on investment accounting classifications.

[2]
Other consists of $194.1 million of available-for-sale investments and $11.8 million of investments in life settlement contracts, both of which are measured at fair value, and $94.1 million of investments carried at cost.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the U.S. on December 22, 2017. The Tax Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The estimated effects of the changes in the tax rate and laws resulting from the Tax Act were recognized during the quarter ended December 31, 2017, and were subsequently revised based on completion of certain tax return filings, additional technical guidance from the Department of Treasury and various states, and further refinement of the transition tax calculation. As of September 30, 2018, we have completed our analysis of the Tax Act impact except for the transition tax, which is expected to be completed within one year of the Tax Act enactment date.

The transition tax expense was estimated to be $983.2 million as of September 30, 2018 and may be adjusted in the future upon issuance of additional technical guidance, legislative updates from states on tax reform, and the completion of our tax return filings for fiscal years 2017 and 2018. The estimate includes an $87.6 million tax benefit recognized in the fourth quarter of fiscal year 2018 related to U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated by future regulation or legislation. The revaluation of our net deferred tax liabilities at the lower corporate income tax rate resulted in a net tax benefit of $53.3 million during fiscal year 2018.

The federal statutory rate for fiscal year 2018 is a blended rate of 24.5% based on the pre- and post-Tax Act rates, and will be 21% for future fiscal years.
Our effective income tax rate for fiscal year 2018 was 66.5% as compared to 29.8% in fiscal year 2017 and 29.7% in fiscal year 2016. The rate increase in fiscal year 2018 was primarily due to the impact of the transition tax, partially offset by the lower federal statutory rate and the net tax benefit from the revaluation of net deferred tax liabilities. Our effective income tax rate for fiscal year 2018 excluding the one-time impacts of the Tax Act was 22.7%. The rate increase in fiscal year 2017 was primarily due to foreign earnings subject to U.S. taxes and the prior-year recognition of tax benefits in U.S. and non-U.S. jurisdictions as a result of various adjustments to unrecognized tax benefits including the expiration of statutes of limitations, substantially offset by higher net income attributable to noncontrolling interests.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates. Changes in tax rates in these jurisdictions and in our estimated impacts from the Tax Act may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Operating cash flows	$2,229.7	$1,135.4	$1,727.7
Investing cash flows	(290.4)	52.0	192.2
Financing cash flows	(3,761.7)	(956.0)	(1,800.7)
Net cash provided by operating activities increased in fiscal year 2018 primarily due to a decrease in trading securities of CIPs as compared to an increase in the prior year, partially offset by an increase in our trading securities as compared to a decrease in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from net purchases of investments of CIPs, as compared to net liquidations in the prior year, and higher cash paid for acquisitions. Net cash used in financing activities increased primarily due to higher dividends paid on common stock, lower net subscriptions in CIPs by noncontrolling interests and higher repurchases of common stock, partially offset by lower payments on debt by CIPs.
Net cash provided by operating activities decreased in fiscal year 2017 primarily due to a larger net increase in trading securities of CIPs. Net cash provided by investing activities decreased mainly due to net purchases of the Company’s investments, as compared to net liquidations in the prior year, and the adoption of new accounting guidance. Net cash used in financing activities decreased primarily due to net subscriptions in CIPs by noncontrolling interests, as compared to net distributions in the prior year, and lower repurchases of common stock, partially offset by payments on the Company’s debt, higher payments on debt by CIPs and prior-year proceeds from a loan.
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

Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2018	2017	2016
Assets
Cash and cash equivalents	$6,610.8	$8,523.3	$8,247.1
Receivables	733.7	767.8	746.4
Investments	2,130.6	1,995.2	1,896.7
Total Liquid Assets	$9,475.1	$11,286.3	$10,890.2

Liability
Debt	$695.9	$1,044.2	$1,401.2
Liquidity
Liquid assets consist of cash and cash equivalents, receivables, and certain investments. Cash and cash equivalents at September 30, 2018 primarily consist of money market funds and deposits with financial institutions, and in prior years also included debt instruments and time deposits with original maturities of three months or less at the purchase date. Liquid investments consist of trading and available-for-sale securities, investments in equity method investees consisting of mutual funds, direct investments in redeemable CIPs, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. At September 30, 2018, our subsidiaries held $3,382.6 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our products, as compared to $3,481.9 million held at September 30, 2017. Included in these amounts were liquid assets restricted by regulatory requirements from transfer to Franklin and other subsidiaries of $252.6 million at September 30, 2018 and $167.4 million at September 30, 2017. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2018, $699.3 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at September 30, 2018.
At September 30, 2018, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

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
Prior to enactment of the Tax Act, we indefinitely reinvested the undistributed earnings of all non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Effective January 1, 2018, we intend to repatriate the earnings in excess of regulatory, capital or operational requirements for substantially all non-U.S. subsidiaries.
We declare dividends on a quarterly basis. We declared regular cash dividends of $0.92 per share ($0.23 per share per quarter) and a special dividend of $3.00 per share in fiscal year 2018 and regular cash dividends of $0.80 per share ($0.20 per share per quarter) in fiscal year 2017. We currently expect to continue paying comparable regular cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal years 2018 and 2017, we repurchased 39.9 million and 19.1 million shares of our common stock at a cost of $1,426.7 million and $771.5 million. At September 30, 2018, 71.7 million shares remained available for repurchase under the program, which is not subject to an expiration date. On April 11, 2018, our Board of Directors authorized the repurchase of up to an additional 80.0 million shares of our common stock in either open market or private transactions. The size and timing of these purchases will depend on price, market and business conditions and other factors.
During fiscal year 2018, we paid $86.8 million, net of cash acquired, and issued 0.8 million shares of our common stock related to acquisitions. On October 24, 2018, we entered into an acquisition agreement with a purchase consideration of approximately $683 million in cash.
On May 21, 2018, we redeemed our outstanding $350.0 million 4.625% senior notes due in May 2020 at a make-whole redemption price of $361.9 million.
We redeemed $105.9 million, net of investments, from our sponsored products during fiscal year 2018, and invested $4.2 million, net of redemptions, during fiscal year 2017.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. In July 2018, we purchased $32.6 million of certain equity and debt securities from two sponsored funds. We did not provide financial or other support to our sponsored funds during fiscal year 2017.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITY
The following table summarizes our contractual obligations, commitments and contingent liability.

(in millions)	Payments Due by Fiscal Year
as of September 30, 2018	2019	2020	2021	2022	2023	There- after	Total
Debt
Principal [1]	$—	$—	$—	$300.0	$—	$400.0	$700.0
Interest	19.8	19.8	19.8	19.8	11.4	17.1	107.7
Operating leases	46.6	42.2	37.8	33.1	32.6	175.1	367.4
Purchase obligations [2]	278.2	80.4	16.0	6.0	2.8	3.1	386.5
Total Contractual Obligations	344.6	142.4	73.6	358.9	46.8	595.3	1,561.6
Committed capital contributions [3]	299.0	—	—	—	—	—	299.0
Contingent consideration liability [4]	40.8	—	—	—	—	—	40.8
Federal transition tax liability [5]	77.2	77.2	77.2	77.2	77.2	579.3	965.3
Total Contractual Obligations, Commitments and Contingent Liability	$761.6	$219.6	$150.8	$436.1	$124.0	$1,174.6	$2,866.7
 __________________

[1]	Debt principal represents maturity amount.

[2]
Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

[3]
Committed capital contributions relate to discretionary commitments to invest in sponsored funds and other investment products and entities. Generally, the timing of the funding of these commitments is unknown as they are callable on demand at any time prior to the expiration of the commitment periods.

[4]	Contingent consideration liability relates to the Company’s commitment to acquire the remaining interests in K2.

[5]	Estimated transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings under the Tax Act.
The debt holders of CIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 9 – Consolidated Investment Products in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
At September 30, 2018, our consolidated balance sheet included liabilities for unrecognized tax benefits of $77.5 million and related accrued interest of $11.3 million (see Note 11 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). Because of the high degree of uncertainty regarding the timing and amounts of future cash outflows, unrecognized tax benefits and related accrued interest are not included in the table above.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Actual results could differ from the estimates. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”).

A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or do not have defined rights and obligations normally associated with an equity investment. The assessment of whether an entity is a VIE or VOE involves judgment and analysis on a structure-by-structure basis. When performing the assessment we consider factors such as the entity’s legal organization and capital structure, the rights of the equity investment holders and our contractual involvement with and ownership interest in the entity. Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products.
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of AUM and the life of the investment product. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2018, we were the primary beneficiary of 29 investment product VIEs.
Fair Value Measurements
A substantial amount of our investments are recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K for more information on the fair value hierarchy.
As of September 30, 2018, Level 3 assets represented 14% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities that are not traded in active markets. There was one Level 3 liability, a contingent consideration liability which represented 81% of total liabilities measured at fair value. There were no transfers into or out of Level 3 during fiscal year 2018.
Following are descriptions of the significant assets and liability measured at fair value and their fair value methodologies.
Investment Securities, Trading consist of nonconsolidated sponsored funds, debt and other equity securities. The fair values of all funds and certain other equity securities are determined based on their published net asset values (“NAV”). The fair values of debt and certain other equity securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Investment Securities, Available-for-Sale consist primarily of nonconsolidated sponsored funds and, to a lesser extent, debt and other equity securities. The fair value of funds is determined based on their published NAV. The fair value of debt securities is primarily determined using independent third-party broker or dealer price quotes. The fair value of other equity securities is determined using quoted market prices.
Investment securities, available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. We consider many factors, including the severity and duration of the decline in fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery, and the financial condition of and specific events related to the issuer.
Investments of CIPs consist of trading securities and other investments that are not generally traded in active markets. The fair value of trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. The investments that are not generally traded in active markets consist of debt and equity securities of entities in emerging markets and fund products. The fair values of the debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach. The fair value of fund products is estimated using NAV as a practical expedient.

Contingent Consideration Liability consists of the expected future payments related to our commitment to acquire the remaining interests in K2. The liability is determined using the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts acquired in business acquisitions. We amortize these intangible assets over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
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
We may first assess goodwill and indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The qualitative analysis considers entity-specific and macroeconomic factors and their potential impact on the key assumptions used in the determination of the fair value of the reporting unit or indefinite-lived intangible asset. A quantitative impairment test is performed if the results of the qualitative assessment indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value or an indefinite-lived intangible asset is impaired, or if a qualitative assessment is not performed. Quantitative tests compare the fair value of the asset to its carrying value.
Fair values of the reporting unit and indefinite-lived intangible assets are based on the net present value of estimated future cash flows which include assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate, which is based on our weighted-average cost of capital. The most relevant of these assumptions to the determination of estimated fair value are the AUM growth rate and the discount rate.
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2018. We elected to perform a qualitative assessment of the valuation of goodwill and 88% of our indefinite-lived intangible assets and concluded it is more likely than not that the fair values of the reporting unit and the specific intangible assets exceed their carrying values. We performed a quantitative test for the remaining indefinite-lived intangible assets and did not recognize any impairment because our estimated fair values of the assets exceeded their carrying values by more than 20%.
We subsequently monitor market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment tests as of August 1, 2018. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2018, there were no impairments of goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
Investment management, distribution and shareholder servicing fees are recognized as earned over the period in which services are rendered, except for performance-based investment management fees which are recognized when earned. Sales commissions related to the sale of shares of sponsored funds are recognized on trade date. Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. Shareholder servicing fees are based on factors such as AUM, transactions and shareholder accounts established in the related service contracts.
AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. Pricing of the securities is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2018, our total AUM by fair value hierarchy level was 54% Level 1, 45% Level 2 and 1% Level 3.
As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM.
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings from our non-U.S. subsidiaries. Prior to enactment of the Tax Act, we indefinitely reinvested the undistributed earnings of all our non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Effective January 1, 2018, we intend to repatriate earnings in excess of regulatory, capital or operational requirements for substantially all of our non-U.S. subsidiaries.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2018 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31	March 31	June 30	September 30
Fiscal year 2018
Operating revenues	$1,615.5	$1,617.8	$1,558.6	$1,527.2
Operating income	581.1	555.7	503.1	478.7
Net income (loss) attributable to Franklin Resources, Inc. [1]	(583.3)	443.2	402.0	502.5
Earnings (loss) per share
Basic	$(1.06)	$0.79	$0.75	$0.96
Diluted	(1.06)	0.78	0.75	0.96
Dividends declared per share	$0.23	$3.23	$0.23	$0.23
AUM (in billions)
Ending	$753.8	$737.5	$724.1	$717.1
Average	752.7	751.8	731.7	724.3

Fiscal year 2017
Operating revenues	$1,560.8	$1,600.6	$1,613.9	$1,616.9
Operating income	586.9	555.5	564.2	557.7
Net income attributable to Franklin Resources, Inc.	440.2	420.7	410.6	425.2
Earnings per share
Basic	$0.77	$0.74	$0.73	$0.76
Diluted	0.77	0.74	0.73	0.76
Dividends declared per share	$0.20	$0.20	$0.20	$0.20
AUM (in billions)
Ending	$720.0	$740.0	$742.8	$753.2
Average	722.7	731.7	742.1	749.0
______________

[1]
Net income (loss) attributable to Franklin Resources, Inc. for the quarter ended December 31, 2017 includes an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Act. Decreases to the estimate of $0.8 million, $9.7 million and $89.6 million were recognized during the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.

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
Our market risk from assets and liabilities of CIPs is limited to that of our direct equity investments in them and investment management fees earned from them. Accordingly, the assets and liabilities of CIPs are excluded from the discussion below.
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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2018 would have resulted in an increase or decrease in pre-tax earnings of $395.7 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in sponsored funds that invest in debt securities, which were $1,457.8 million at September 30, 2018. Our exposure to interest rate risks from these investments is minimized by the low average duration exposure mandate of a substantial majority of the funds. The investment mandates of the remaining funds consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market or region. We had no exposure to changes in interest rates from debt obligations at September 30, 2018 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2018, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of sponsored funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next twelve months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Pound Sterling, Indian Rupee and Canadian dollar. These assets accounted for 10% of the total cash and cash equivalents and investments at September 30, 2018. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 5% of the total cash and cash equivalents and investments at September 30, 2018. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.

A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2018 would result in a $69.7 million increase in accumulated other comprehensive income (loss) and a $31.0 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2018. If such a 10% increase or decrease in carrying values were to occur, the changes from trading investment securities and direct investments in CIPs would result in a $144.0 million increase or decrease in our pre-tax earnings. The changes from available-for-sale investment securities would not result in a change to other-than-temporary impairment charges that would be material to our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investment securities, trading	$345.7	$380.3	$311.1
Investment securities, available-for-sale	194.1	213.5	174.7
Direct investments in CIPs	1,093.5	1,202.9	984.2
Total	$1,633.3	$1,796.7	$1,470.0

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2018, 2017 and 2016.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018 including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 9, 2018

We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2018	2017	2016
Operating Revenues
Investment management fees	$4,367.5	$4,359.2	$4,471.7
Sales and distribution fees	1,599.8	1,705.6	1,806.4
Shareholder servicing fees	221.9	225.7	243.6
Other	129.9	101.7	96.3
Total operating revenues	6,319.1	6,392.2	6,618.0
Operating Expenses
Sales, distribution and marketing	2,039.7	2,130.9	2,209.9
Compensation and benefits	1,390.6	1,333.7	1,360.9
Information systems and technology	243.9	219.8	207.3
Occupancy	128.6	121.3	134.1
General, administrative and other	397.7	322.2	340.1
Total operating expenses	4,200.5	4,127.9	4,252.3
Operating Income	2,118.6	2,264.3	2,365.7
Other Income (Expenses)
Investment and other income, net	145.3	336.3	184.0
Interest expense	(48.7)	(51.5)	(49.9)
Other income, net	96.6	284.8	134.1
Income before taxes	2,215.2	2,549.1	2,499.8
Taxes on income	1,472.5	759.4	742.1
Net income	742.7	1,789.7	1,757.7
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(8.9)	40.0	29.4
Redeemable noncontrolling interests	(12.8)	53.0	1.6
Net Income Attributable to Franklin Resources, Inc.	$764.4	$1,696.7	$1,726.7

Earnings per Share
Basic	$1.39	$3.01	$2.94
Diluted	1.39	3.01	2.94
Dividends Declared per Share	$3.92	$0.80	$0.72

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Net Income	$742.7	$1,789.7	$1,757.7
Other Comprehensive Income (Loss)
Net unrealized gains (losses) on investments, net of tax	4.3	2.2	(12.5)
Currency translation adjustments, net of tax	(91.9)	65.4	(18.3)
Net unrealized gains (losses) on defined benefit plans, net of tax	1.9	2.1	(2.4)
Total other comprehensive income (loss)	(85.7)	69.7	(33.2)
Total comprehensive income	657.0	1,859.4	1,724.5
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(8.9)	40.0	29.4
Redeemable noncontrolling interests	(12.8)	53.0	1.6
Comprehensive Income Attributable to Franklin Resources, Inc.	$678.7	$1,766.4	$1,693.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2018	2017
Assets
Cash and cash equivalents	$6,610.8	$8,523.3
Receivables	733.7	767.8
Investments (including $551.6 and $440.0 at fair value at September 30, 2018 and 2017)	1,426.5	1,393.6
Assets of consolidated investment products
Cash and cash equivalents	299.8	226.4
Receivables	114.2	234.1
Investments, at fair value	2,109.4	3,467.4
Property and equipment, net	535.0	517.2
Goodwill and other intangible assets, net	2,333.4	2,227.7
Other	220.7	176.5
Total Assets	$14,383.5	$17,534.0

Liabilities
Compensation and benefits	$405.6	$396.6
Accounts payable and accrued expenses	158.9	167.4
Dividends	127.7	113.3
Commissions	297.9	313.3
Income taxes	1,034.8	74.7
Debt	695.9	1,044.2
Liabilities of consolidated investment products
Accounts payable and accrued expenses	68.0	124.1
Debt	32.6	53.4
Deferred taxes	126.5	170.6
Other	184.1	198.7
Total liabilities	3,132.0	2,656.3
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests	1,043.6	1,941.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 519,122,574 and 554,865,343 shares issued and outstanding at September 30, 2018 and 2017	51.9	55.5
Retained earnings	10,217.9	12,849.3
Accumulated other comprehensive loss	(370.6)	(284.8)
Total Franklin Resources, Inc. stockholders’ equity	9,899.2	12,620.0
Nonredeemable noncontrolling interests	308.7	315.8
Total stockholders’ equity	10,207.9	12,935.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,383.5	$17,534.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
(in millions)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity

as of and for the fiscal years ended September 30, 2018, 2017 and 2016	Shares	Amount
Balance at October 1, 2015	603.5	$60.4	$—	$12,094.8	$(314.2)	$11,841.0	$654.8	$12,495.8
Net income				1,726.7		1,726.7	29.4	1,756.1
Other comprehensive loss					(33.2)	(33.2)		(33.2)
Cash dividends declared on common stock				(420.7)		(420.7)		(420.7)
Repurchase of common stock	(36.6)	(3.7)	(146.0)	(1,174.6)		(1,324.3)		(1,324.3)
Issuance of common stock	3.4	0.3	149.8			150.1		150.1
Tax shortfall from stock-based compensation			(5.9)			(5.9)		(5.9)
Stock-based compensation			2.1			2.1		2.1
Net distributions and other							(91.8)	(91.8)
Balance at September 30, 2016	570.3	$57.0	$—	$12,226.2	$(347.4)	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance				5.8	(7.1)	(1.3)	(324.6)	(325.9)
Net income				1,696.7		1,696.7	40.0	1,736.7
Other comprehensive income					69.7	69.7		69.7
Cash dividends declared on common stock				(449.9)		(449.9)		(449.9)
Repurchase of common stock	(19.1)	(1.9)	(140.1)	(629.5)		(771.5)		(771.5)
Issuance of common stock	3.7	0.4	134.2			134.6		134.6
Tax shortfall from stock-based compensation			(8.7)			(8.7)		(8.7)
Stock-based compensation			14.6			14.6		14.6
Net subscriptions and other							17.3	17.3
Deconsolidation of investment product							(9.3)	(9.3)
Balance at September 30, 2017	554.9	$55.5	$—	$12,849.3	$(284.8)	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance			2.1	(1.6)	(0.1)	0.4		0.4
Net income				764.4		764.4	(8.9)	755.5
Other comprehensive income					(85.7)	(85.7)		(85.7)
Cash dividends declared on common stock				(2,131.3)		(2,131.3)		(2,131.3)
Repurchase of common stock	(39.9)	(4.0)	(170.4)	(1,252.3)		(1,426.7)		(1,426.7)
Issuance of common stock	3.3	0.3	130.8			131.1		131.1
Stock-based compensation			10.6			10.6		10.6
Acquisition	0.8	0.1	26.9			27.0		27.0
Net distributions and other							(6.0)	(6.0)
Net consolidation of investment products							2.4	2.4
Purchase of noncontrolling interest				(10.6)		(10.6)	5.4	(5.2)
Balance at September 30, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Net Income	$742.7	$1,789.7	$1,757.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	80.7	72.0	75.2
Depreciation and other amortization	76.4	80.3	87.1
Stock-based compensation	117.8	123.4	131.5
Income from investments in equity method investees	(44.4)	(107.9)	(56.7)
Net losses (gains) on investments of consolidated investment products	8.0	(55.4)	19.7
Deferred income taxes	(50.6)	8.8	9.0
Other	33.7	(14.9)	3.8
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(90.1)	(96.7)	4.2
Decrease (increase) in receivables of consolidated investment products	68.5	(64.3)	(15.0)
Decrease (increase) in trading securities, net	(39.2)	130.2	120.4
Decrease (increase) in trading securities of consolidated investment products, net	412.7	(875.0)	(242.3)
Increase (decrease) in accrued compensation and benefits	(19.1)	37.2	(76.7)
Increase (decrease) in commissions payable	(15.4)	11.3	(57.9)
Increase (decrease) in income taxes payable	965.2	44.5	(14.0)
Decrease in accounts payable, accrued expenses and other liabilities	(23.0)	(9.2)	(29.2)
Increase in accounts payable and accrued expenses of consolidated investment products	5.8	61.4	10.9
Net cash provided by operating activities	2,229.7	1,135.4	1,727.7
Purchase of investments	(358.2)	(372.5)	(367.8)
Liquidation of investments	286.2	344.9	405.2
Purchase of investments by consolidated investment products	(73.8)	(114.7)	(333.3)
Liquidation of investments by consolidated investment products	73.3	368.1	597.3
Additions of property and equipment, net	(106.5)	(74.9)	(97.6)
Adoption of new accounting guidance	—	(49.2)	—
Acquisitions, net of cash acquired	(86.8)	(14.0)	—
Net deconsolidation of investment products	(24.6)	(35.7)	(11.6)
Net cash provided by (used in) investing activities	(290.4)	52.0	192.2
Issuance of common stock	24.8	24.9	24.1
Dividends paid on common stock	(2,116.9)	(441.2)	(408.7)
Repurchase of common stock	(1,424.8)	(765.3)	(1,308.0)
Excess tax benefit from stock-based compensation	—	0.9	0.8
Payments on debt	(361.9)	(300.0)	—
Proceeds from loan	—	—	93.4
Payments on loan	—	(53.7)	(41.2)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS [Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Proceeds from debt of consolidated investment products	$—	$20.6	$33.8
Payments on debt by consolidated investment products	(21.0)	(308.5)	(179.8)
Payments on contingent consideration liabilities	(21.6)	(35.3)	(3.2)
Noncontrolling interests	159.7	901.6	(11.9)
Net cash used in financing activities	(3,761.7)	(956.0)	(1,800.7)
Effect of exchange rate changes on cash and cash equivalents	(16.7)	35.0	(4.0)
Increase (decrease) in cash and cash equivalents	(1,839.1)	266.4	115.2
Cash and cash equivalents, beginning of year	8,749.7	8,483.3	8,368.1
Cash and Cash Equivalents, End of Year	$6,910.6	$8,749.7	$8,483.3

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$523.5	$712.2	$758.6
Cash paid for interest	38.6	42.3	47.4
Cash paid for interest by consolidated investment products	2.6	11.2	28.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company provides investment management and related services to investors globally through investment products which include sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, the Company’s services include fund administration, sales, distribution, marketing, shareholder servicing and other services.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2018 (“fiscal year 2018”).
Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries and consolidated investment products (“CIPs”) in which it has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the voting interest in a voting interest entity (“VOE”) or is the primary beneficiary of a variable interest entity (“VIE”). Intercompany accounts and transactions have been eliminated.
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or do not have defined rights and obligations normally associated with an equity investment. Substantially all of the Company’s VIEs are investment products, and its variable interests consist of its equity ownership interests in and investment management fees earned from these products.
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
Related Parties include sponsored funds and equity method investees. A substantial amount of the Company’s operating revenues and receivables are from related parties.
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

Fair Value Measurements. The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of fair value hierarchy are set forth below. The assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Quoted market prices may be adjusted if events occur, such as significant price changes in proxies traded in relevant markets after the close of corresponding markets, trade halts or suspensions, or unscheduled market closures. These proxies consist of correlated country-specific exchange-traded securities, such as futures, American Depositary Receipts indices or exchange-traded funds. The price adjustments are primarily determined based on third-party factors derived from model-based valuation techniques for which the significant assumptions are observable in the market.
A substantial amount of the Company’s investments are recorded at fair value or amounts that approximate fair value on a recurring basis. Investments in fund products for which fair value is estimated using NAV as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
Cash and Cash Equivalents primarily consist of nonconsolidated sponsored money market funds and deposits with financial institutions. At September 30, 2017, cash and cash equivalents also included debt instruments and time deposits with original maturities of three months or less at the purchase date. Cash and cash equivalents are carried at cost, except for debt instruments which are carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value.
The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.
Receivables consist primarily of fees receivable from investment products and are carried at invoiced amounts. Due to the short-term nature and liquidity of the receivables, their carrying values approximate fair value.
Investments consist of investment securities, trading and available-for-sale, investments in equity method investees and other investments.
Investment Securities, Trading consist of nonconsolidated sponsored funds, debt and other equity securities, and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. The fair values of all funds and certain other equity securities are determined based on their published NAV. The fair values of debt and certain other equity securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs. At September 30, 2017, investment securities, trading also included corporate debt securities for which the fair value was determined using market pricing.
Investment Securities, Available-for-Sale consist primarily of nonconsolidated sponsored funds and to a lesser extent, debt and other equity securities, and are carried at fair value. Realized gains and losses are included in investment income using the average cost method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income (loss) until realized. The fair value of funds is determined based on their published NAV. The fair value of debt securities is primarily determined using independent third-party broker or dealer price quotes. The fair value of other equity securities is determined using quoted market prices.
Investments in Equity Method Investees consist of equity investments in entities, including sponsored funds, over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when the Company’s ownership interest in the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies are accounted for using the equity method when the Company’s investment is more than minor or when the Company is the general partner. Under the equity method of accounting, the investments are initially carried at cost and subsequently adjusted by the Company’s proportionate share of the entities’ net income, which is recognized in earnings.
Other Investments consist of equity investments in fund products and other entities over which the Company is unable to exercise significant influence and are not marketable, time deposits with maturities greater than three months from the date of purchase, and life settlement contracts. The equity investments are accounted for under the cost method. The fair value of fund products is estimated using NAV as a practical expedient. The fair value of other entities is generally estimated using significant unobservable inputs in either a market-based or income-based approach. The time deposits are carried at cost, which approximates fair value due to their short-term nature and liquidity. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs.
Impairment of Investments. Investments other than trading securities are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. The evaluation of equity securities includes the severity and duration of the decline in the fair value below cost, the Company’s intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition of and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings.
For debt securities, if the Company intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the impairment related to credit loss, which is the difference between the security’s amortized cost and the present value of its expected cash flows, is recognized in earnings with the remaining loss recognized in accumulated other comprehensive income (loss).
Cash and Cash Equivalents of CIPs consist of highly liquid investments, including money market funds, which are readily convertible into cash, and deposits with financial institutions, and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value.
Receivables of CIPs consist of investment and share transaction related receivables and are carried at transacted amounts. Due to the short-term nature and liquidity of the receivables, their carrying values approximate fair value.
Investments of CIPs consist of trading securities and other investments that are not generally traded in active markets, and are carried at fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of trading securities is determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
The investments that are not generally traded in active markets consist of debt and equity securities of entities in emerging markets and fund products. The fair values of debt and equity securities are determined using significant unobservable inputs in either a market-based or income-based approach. The fair value of fund products is estimated using NAV as a practical expedient.
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
Goodwill and Other Intangible Assets, net. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Other intangible assets consist of investment management contracts acquired in business acquisitions. These intangible assets are amortized over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
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
The quantitative goodwill impairment test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of any impairment by comparing the implied fair value of the reporting unit goodwill with the carrying value of the goodwill.
The quantitative indefinite-lived intangible assets impairment test compares the fair value of an asset to its carrying value. If the carrying value is higher than the fair value, impairment is recognized in the amount of the difference in values.
The fair values of the reporting unit and indefinite-lived intangible assets are based on the net present value of estimated future cash flows, which include assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate, which is based on the Company’s weighted average cost of capital.
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about AUM growth, average effective fee rates, the pre-tax profit margin and expected useful lives. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type.
Impairment is recognized in general, administrative and other expense.
Deferred Sales Commissions consist of up-front commissions paid to financial advisers and broker-dealers on shares of sponsored funds sold without a front-end sales charge to investors, and are amortized over the periods in which they are generally recovered from related revenues, which range from one to seven years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Debt consists of senior notes which are carried at amortized cost. The fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates.

Debt of CIPs is carried at amortized cost. The fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions.
Contingent Consideration Liability consists of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC (“K2”) and is included in other liabilities in the consolidated balance sheet. The liability is carried at fair value, determined using the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments.
Noncontrolling Interests relate almost entirely to CIPs. Noncontrolling interests that are currently redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity. Nonredeemable noncontrolling interests are classified as a component of equity. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable and redeemable noncontrolling interests in the consolidated statements of income. Sales and redemptions of shares of CIPs by third-party investors are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.
Revenues. Fees from providing investment management and fund administration services (“investment management fees”), distribution fees and shareholder servicing fees are recognized as earned, over the period in which services are rendered, except for performance-based investment management fees which are recognized when earned. Sales commissions related to the sale of shares of sponsored funds are recognized on trade date. Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using average daily AUM. Performance-based investment management fees are based on performance targets established in the related investment management contracts. Shareholder servicing fees are based on factors such as AUM, transactions, and shareholder accounts established in the related service contracts.
AUM is generally based on the fair value of the underlying securities held by the Company’s investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are internally valued using various methodologies which incorporate significant unobservable inputs as appropriate for each security type and represent an insignificant percentage of total AUM. Pricing of the securities is governed by the Company’s global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.
Sales commissions and distribution fees are recorded gross of sales and distribution expenses paid to financial advisers and other intermediaries as the Company acts as the principal in its role as primary obligor to the sales and distribution agreements.
Stock-Based Compensation. The fair value of share-based payment awards is estimated on the date of grant based on the market price of the underlying shares of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three years. Expense relating to awards subject to performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. Forfeitures are accounted for as they occur.
Postretirement Benefits. Defined contribution plan costs are expensed as incurred.
Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest on tax matters is recognized in interest expense and penalties in other operating expenses.

As a multinational corporation, the Company operates in various locations outside the U.S. and generates earnings from its non-U.S. subsidiaries. Prior to enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company indefinitely reinvested the undistributed earnings of all its non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements. Effective January 1, 2018, the Company intends to repatriate the earnings in excess of regulatory, capital or operational requirements of substantially all of its non-U.S. subsidiaries.
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
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2017, the Company adopted an amendment to the stock-based compensation guidance issued by the Financial Accounting Standards Board (“FASB”). The amendment requires all income tax effects of stock-based awards to be recognized as income tax expense when the awards vest or settle and clarifies the classification of these transactions within the statement of cash flows. The amendment also provides an election to account for forfeitures as they occur, which the Company made using the modified retrospective approach which did not require the restatement of prior-year periods and did not result in a material impact on retained earnings. The income tax effect and statement of cash flow changes were adopted on a prospective basis. The adoption of the amendment will increase the volatility of income tax expense as a result of fluctuations in the Company’s stock price.
Accounting Guidance Not Yet Adopted
The FASB issued new guidance in May 2014 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company’s adoption of the guidance on October 1, 2018 will not have a significant impact on the timing of recognition or presentation for substantially all of its operating revenue or the accounting for its contract costs. The Company will elect the modified retrospective approach and recognize a cumulative effect adjustment resulting in decreases of approximately $9 million in total assets and retained earnings at adoption.
The FASB issued an amendment to the existing financial instruments guidance in January 2016. The amendment requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting, which will impact all equity securities currently classified as available-for-sale and investments in fund products for which fair value is estimated using NAV as a practical expedient. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost adjusted for observable price changes and impairment, if any, which the Company will make. The Company will adopt the amendment on October 1, 2018 and recognize a cumulative effect adjustment resulting in increases in investments, retained earnings and other comprehensive loss of approximately $22 million, $30 million and $8 million.
The FASB issued new guidance for the accounting for leases in February 2016. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance also requires an evaluation at the inception of a contract to determine whether the contract is or contains a lease. The guidance is effective for the Company on October 1, 2019 and requires a cumulative effect adjustment to retained earnings either on the date of adoption or at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting the guidance and has not yet determined its transition approach.

The FASB issued new guidance for the accounting for credit losses in June 2016. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost, including receivables, and an allowance for credit loss model for available-for-sale debt securities. The guidance is effective for the Company on October 1, 2020 and requires a cumulative effect adjustment to retained earnings at adoption. The Company is currently evaluating the impact of adopting the guidance.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2018	2017	2016
Net income attributable to Franklin Resources, Inc.	$764.4	$1,696.7	$1,726.7
Less: allocation of earnings to participating nonvested stock and stock unit awards	17.6	12.4	10.9
Net Income Available to Common Stockholders	$746.8	$1,684.3	$1,715.8

Weighted-average shares outstanding – basic	537.4	558.8	583.8
Dilutive effect of nonparticipating nonvested stock unit awards	0.6	0.3	—
Weighted-Average Shares Outstanding – Diluted	538.0	559.1	583.8

Earnings per Share
Basic	$1.39	$3.01	$2.94
Diluted	1.39	3.01	2.94
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.3 million for fiscal year 2018, 0.7 million for the fiscal year ended September 30, 2017 (“fiscal year 2017”), and 1.3 million for the fiscal year ended September 30, 2016 (“fiscal year 2016”).
Note 4 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2018	2017
Investment securities, trading
Sponsored funds	$248.1	$31.1
Debt and other equity securities	97.6	283.4
Total investment securities, trading	345.7	314.5
Investment securities, available-for-sale
Sponsored funds	178.6	110.8
Debt and other equity securities	15.5	1.9
Total investment securities, available-for-sale	194.1	112.7
Investments in equity method investees	780.8	893.5
Other investments	105.9	72.9
Total	$1,426.5	$1,393.6
Debt and other equity trading securities consist primarily of corporate debt.

Investment securities with aggregate carrying amounts of $1.2 million and $0.8 million were pledged as collateral at September 30, 2018 and 2017.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

		Gross Unrealized
(in millions)	Cost Basis	Gains	Losses	Fair Value
as of September 30, 2018
Sponsored funds	$172.9	$8.3	$(2.6)	$178.6
Debt and other equity securities	16.8	0.5	(1.8)	15.5
Total	$189.7	$8.8	$(4.4)	$194.1

as of September 30, 2017
Sponsored funds	$107.9	$9.4	$(6.5)	$110.8
Debt and other equity securities	1.9	—	—	1.9
Total	$109.8	$9.4	$(6.5)	$112.7

Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in millions)
as of September 30, 2018
Sponsored funds	$48.8	$(2.1)	$21.0	$(0.5)	$69.8	$(2.6)
Debt and other equity securities	10.9	(1.8)	—	—	10.9	(1.8)
Total	$59.7	$(3.9)	$21.0	$(0.5)	$80.7	$(4.4)

as of September 30, 2017
Sponsored funds	$28.4	$(6.3)	$2.4	$(0.2)	$30.8	$(6.5)
The Company recognized other-than-temporary impairment of $1.7 million, $0.8 million and $11.1 million during fiscal years 2018, 2017 and 2016, of which $5.8 million in fiscal year 2016 related to available-for-sale sponsored funds.

Note 5 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2018
Assets
Investment securities, trading
Sponsored funds	$248.1	$—	$—	$248.1
Debt and other equity securities	26.6	50.5	20.5	97.6
Investment securities, available-for-sale
Sponsored funds	178.6	—	—	178.6
Debt and other equity securities	4.4	10.8	0.3	15.5
Life settlement contracts	—	—	11.8	11.8
Total Assets Measured at Fair Value	$457.7	$61.3	$32.6	$551.6

Liability
Contingent consideration liability	$—	$—	$38.7	$38.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2017
Assets
Investment securities, trading
Sponsored funds	$31.1	$—	$—	$31.1
Debt and other equity securities	18.2	78.4	186.8	283.4
Investment securities, available-for-sale
Sponsored funds	110.8	—	—	110.8
Debt and other equity securities	1.0	0.6	0.3	1.9
Life settlement contracts	—	—	12.8	12.8
Total Assets Measured at Fair Value	$161.1	$79.0	$199.9	$440.0

Liability
Contingent consideration liability	$—	$—	$51.0	$51.0

Changes in Level 3 assets and liabilities were as follows:

	2018		2017
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liabilities
for the fiscal years ended September 30,
Balance at beginning of year	$199.9	$(51.0)	$205.1	$(98.1)
Acquisition	—	—	—	(5.7)
Total realized and unrealized gains (losses)
Included in investment and other income, net	4.5	—	8.5	—
Included in general, administrative and other expense	—	(13.1)	—	13.8
Purchases	14.5	—	5.4	—
Sales	(2.6)	—	(17.7)	—
Settlements	(174.0)	32.4	(4.8)	39.0
Transfers out of Level 3	—	—	(0.4)	—
Foreign exchange revaluation and other	(9.7)	(7.0)	3.8	—
Balance at End of Year	$32.6	$(38.7)	$199.9	$(51.0)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of year	$2.1	$(13.1)	$6.0	$8.1
There were no transfers into or out of Level 3 during fiscal year 2018. There were no transfers into Level 3 during fiscal year 2017.
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$20.5	Discounted cash flow	Discount rate	4.1%–12.3% (5.8%)
			Risk premium	2.0%–6.7% (3.6%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–115 months (61)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liability	38.7	Discounted cash flow	Discount rate	13.0%

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$175.7	Market pricing	Redemption price	$73 per $100 of par
			Discount rate	18.6%
	11.1	Discounted cash flow	Discount rate	4.1%–6.7% (5.7%)
			Risk premium	2.0%–4.1% (2.9%)

Life settlement contracts	12.8	Discounted cash flow	Life expectancy	20–123 months (62)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	51.0	Discounted cash flow	AUM growth rate	1.3%–9.4% (5.3%)
			Discount rate	14.6%
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
For the contingent consideration liability, a significant decrease (increase) in the discount rate in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments that were not measured at fair value were as follows:

(in millions)		2018		2017
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,610.8	$6,610.8	$8,523.3	$8,523.3
Other investments
Time deposits	2	12.3	12.3	13.4	13.4
Cost method investments	3	81.8	103.6	46.7	67.7

Financial Liability
Debt	2	$695.9	$671.1	$1,044.2	$1,073.5

Note 6 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2018	2017
Furniture, software and equipment	$798.6	$804.7	3 – 10
Premises and leasehold improvements	628.1	580.9	5 – 35
Land	74.1	74.2	N/A
Total cost	1,500.8	1,459.8
Less: accumulated depreciation and amortization	(965.8)	(942.6)
Property and Equipment, Net	$535.0	$517.2
Depreciation and amortization expense related to property and equipment was $78.9 million, $81.5 million and $81.0 million in fiscal years 2018, 2017 and 2016. The Company recognized $6.6 million of equipment impairment during fiscal year 2018 and insignificant impairment amounts during fiscal years 2017 and 2016.

Note 7 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2018	2017
Goodwill	$1,794.8	$1,687.2
Indefinite-lived intangible assets	530.7	534.0
Definite-lived intangible assets, net	7.9	6.5
Goodwill and Other Intangible Assets, Net	$2,333.4	$2,227.7
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017
Balance at beginning of year	$1,687.2	$1,661.2
Acquisitions	117.4	18.8
Foreign exchange revaluation and other	(9.8)	7.2
Balance at End of Year	$1,794.8	$1,687.2
Indefinite-lived intangible assets consist of management contracts. No impairment of goodwill or indefinite-lived intangible assets was recognized during fiscal years 2018, 2017 and 2016.
Definite-lived intangible assets were as follows:

	2018			2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$54.9	$(47.0)	$7.9	$52.4	$(45.9)	$6.5
Amortization expense related to definite-lived intangible assets was $1.8 million, $3.9 million and $10.4 million for fiscal years 2018, 2017 and 2016.
The Company recognized impairment of management contract definite-lived intangible assets of $5.7 million, $9.6 million and $28.2 million during fiscal years 2018, 2017 and 2016. The impairments were primarily related to assets from the K2 acquisition and resulted from increased investor redemptions; lower estimates of future sales and renegotiations of certain investment management fees were also a factor in fiscal year 2016.
Definite-lived intangible assets had a weighted-average remaining useful life of 2.8 years at September 30, 2018, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2019	$3.0
2020	3.0
2021	1.8
Thereafter	0.1
Total	$7.9

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 9 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2018	Effective Interest Rate	2017	Effective Interest Rate
as of September 30,
Senior Notes
$350 million 4.625% notes due May 2020	$—	N/A	$349.9	4.74%
$300 million 2.800% notes due September 2022	299.7	2.93%	299.6	2.93%
$400 million 2.850% notes due March 2025	399.6	2.97%	399.5	2.97%
Total senior notes	699.3		1,049.0
Debt issuance costs	(3.4)		(4.8)
Total	$695.9		$1,044.2
At September 30, 2018, the Company’s outstanding senior unsecured unsubordinated notes had an aggregate face value of $700.0 million. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity.
On May 21, 2018, the Company redeemed its outstanding 4.625% notes due in May 2020 at a make-whole redemption price of $361.9 million, which resulted in the recognition of $12.5 million of accelerated interest expense.
The Company was in compliance with all debt covenants at September 30, 2018.
At September 30, 2018, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 9 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both VOEs and VIEs. The Company had 53 and 58 CIPs as of September 30, 2018 and 2017.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2018	2017
Assets
Cash and cash equivalents	$299.8	$226.4
Receivables	114.2	234.1
Investments, at fair value	2,109.4	3,467.4
Other assets	1.0	0.9
Total Assets	$2,524.4	$3,928.8

Liabilities
Accounts payable and accrued expenses	$68.0	$124.1
Debt	32.6	53.4
Other liabilities	9.3	8.7
Total liabilities	109.9	186.2
Redeemable Noncontrolling Interests	1,043.6	1,941.9
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,092.6	1,511.8
Nonredeemable noncontrolling interests	278.3	288.9
Total stockholders’ equity	1,370.9	1,800.7
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,524.4	$3,928.8
The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2018, 2017 and 2016.
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
Investments
Investments of CIPs consisted of the following:

(in millions)
as of September 30,	2018	2017
Investment securities, trading	$1,651.8	$3,017.2
Other equity securities	311.0	306.9
Other debt securities	146.6	143.3
Total	$2,109.4	$3,467.4

Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets and other debt instruments.

Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2018
Assets
Investments
Equity securities	$270.7	$154.8	$199.7	$113.8	$739.0
Debt securities	0.6	1,219.5	150.3	—	1,370.4
Total Assets Measured at Fair Value	$271.3	$1,374.3	$350.0	$113.8	$2,109.4

Liabilities
Other liabilities	$0.6	$8.7	$—	$—	$9.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2017
Assets
Investments
Equity securities	$331.4	$128.1	$160.7	$155.2	$775.4
Debt securities	1.4	2,555.2	135.4	—	2,692.0
Total Assets Measured at Fair Value	$332.8	$2,683.3	$296.1	$155.2	$3,467.4

Liabilities
Other liabilities	$0.4	$8.3	$—	$—	$8.7
The fair value of other liabilities, which consist of short positions in debt and equity securities, is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
There were no transfers into or out of Level 3 during fiscal years 2018 and 2017.
Investments for which fair value was estimated using reported NAV as a practical expedient consisted of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over a weighted-average period of 3.5 years and 4.4 years at September 30, 2018 and 2017. The CIPs’ unfunded commitments to these funds totaled $1.9 million, of which the Company was contractually obligated to fund $0.4 million based on its ownership percentage in the CIPs, at both September 30, 2018 and 2017.

Changes in Level 3 assets were as follows:

	2018			2017
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the fiscal years ended September 30,
Balance at beginning of year	$160.7	$135.4	$296.1	$160.3	$132.3	$292.6
Adoption of new accounting guidance	—	—	—	(45.4)	(0.5)	(45.9)
Realized and unrealized gains (losses) included in investment and other income, net	26.2	4.2	30.4	19.2	(0.3)	18.9
Purchases	32.0	42.2	74.2	30.4	24.7	55.1
Sales	(17.5)	(38.6)	(56.1)	(6.7)	(22.3)	(29.0)
Settlements	—	(0.5)	(0.5)	—	(0.6)	(0.6)
Consolidation	—	7.0	7.0	—	—	—
Foreign exchange revaluation	(1.7)	0.6	(1.1)	2.9	2.1	5.0
Balance at End of Year	$199.7	$150.3	$350.0	$160.7	$135.4	$296.1
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$17.3	$0.1	$17.4	$29.4	$(0.9)	$28.5
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$171.9	Market comparable companies	EBITDA multiple	5.0–13.6 (9.3)
	27.8	Discounted cash flow	Discount rate	8.0%–16.5% (14.1%)

Debt securities	78.7	Discounted cash flow	Discount rate	7.0%–14.8% (10.8%)
	33.9	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	32.3	Discounted cash flow	Loss-adjusted discount rate	3.0%–22.7% (12.0%)
	5.4	Market pricing	Private sale pricing	$42 per $100 of par

(in millions)
as of September 30, 2017	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$101.9	Market comparable companies	EBITDA multiple	5.5–12.3 (9.0)
	44.4	Discounted cash flow	Discount rate	5.7%–17.9% (14.3%)
	14.4	Market pricing	Price-to-earnings ratio	10.0

Debt securities	112.7	Discounted cash flow	Discount rate	5.0%–33.0% (9.5%)
			Risk premium	0.0%–25.0% (8.4%)
	22.7	Market pricing	Private sale pricing	$33–$57 ($52) per $100 of par
For securities using the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.
For securities using the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate or loss-adjusted discount rate in isolation would result in a significantly lower (higher) fair value measurement.

For securities using the comparable trading multiple valuation technique, a significant increase (decrease) in the price-to-earnings ratio or enterprise value/EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.
For securities using the market pricing valuation technique, a significant increase (decrease) in the private sale pricing in isolation would result in a significantly higher (lower) fair value measurement.
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)		2018		2017
as of September 30,	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$299.8	$299.8	$226.4	$226.4
Financial Liability
Debt	3	$32.6	$32.4	$53.4	$53.1
Debt
Debt of CIPs totaled $32.6 million and $53.4 million at September 30, 2018 and 2017. The debt had fixed and floating interest rates ranging from 3.07% to 7.88% with a weighted-average effective interest rate of 6.79% at September 30, 2018, and from 2.84% to 6.75% with a weighted-average effective interest rate of 5.15% at September 30, 2017. The debt carried at September 30, 2018 matures in fiscal year 2019.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Balance at beginning of year	$1,941.9	$61.1	$59.6
Adoption of new accounting guidance	—	824.7	—
Net income (loss)	(12.8)	53.0	1.6
Net subscriptions and other	170.9	884.3	79.9
Net consolidations (deconsolidations)	(1,056.4)	118.8	(80.0)
Balance at End of Year	$1,043.6	$1,941.9	$61.1
Note 10 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management fee receivables as follows:

(in millions)
as of September 30,	2018	2017
Investments	$161.8	$129.3
Receivables	140.1	155.6
Total	$301.9	$284.9

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. In July 2018, the Company purchased $32.6 million of certain equity and debt securities from two sponsored funds. The Company did not provide financial or other support to its sponsored funds during fiscal year 2017.

Note 11 – Taxes on Income
The Tax Act, which was enacted into law in the U.S. on December 22, 2017, includes various changes to the tax law, including a permanent reduction in the federal corporate income tax rate and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The Company’s transition tax expense was estimated to be $983.2 million as of September 30, 2018 and may be adjusted in the future upon issuance of additional technical guidance, legislative updates from states on tax reform, and the completion of the Company’s tax return filings for fiscal years 2017 and 2018. The estimate includes an $87.6 million tax benefit recognized in the fourth quarter of fiscal year 2018 related to U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated by future regulation or legislation.
The federal portion of the transition tax liability, estimated to be $965.3 million, will be paid over eight years beginning in January 2019, with 8% of the liability payable in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight.
The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for fiscal year 2018 is a blended rate of 24.5%, based on the pre- and post-Tax Act rates, and will be 21% for future fiscal years. The estimated related changes in the Company’s deferred tax assets and deferred tax liabilities resulted in a $35.6 million decrease in deferred tax assets, an $88.9 million decrease in deferred tax liabilities and a $53.3 million net tax benefit in fiscal year 2018. The Company also reclassified $0.1 million from accumulated other comprehensive loss to retained earnings related to stranded tax effects resulting from the change in tax rate during fiscal year 2018.
As of September 30, 2018, the Company completed its analysis of the Tax Act impact except for the transition tax, which is expected to be completed within one year of the Tax Act enactment date.
Prior to the Tax Act, the Company had not provided for U.S. income taxes on undistributed earnings and other outside basis differences of its non-U.S. subsidiaries as it was the Company’s intention for these tax basis differences to remain indefinitely reinvested. Following the Company’s change in policy effective January 1, 2018 to repatriate earnings of substantially all non-U.S. subsidiaries, other outside basis differences, which arose primarily from purchase accounting adjustments, undistributed earnings that are considered indefinitely reinvested and foreign earnings that are restricted by operational and regulatory requirements, remain indefinitely reinvested. These basis differences could reverse through sales of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2018. The Company has made no provision for U.S. income taxes on these outside basis differences, and determination of the amount of unrecognized deferred tax liability related to such basis differences is not practicable.
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Current expense
Federal	$1,343.7	$585.0	$582.8
State	38.0	65.3	47.5
Non-U.S.	141.1	100.2	102.8
Deferred expense (benefit)	(50.3)	8.9	9.0
Total	$1,472.5	$759.4	$742.1
The tax benefits from the utilization of net operating loss carry-forwards were insignificant in fiscal years 2018, 2017 and 2016. The Company had tax shortfalls of $8.7 million and $5.9 million in fiscal years 2017 and 2016 associated with stock-based compensation plans, which increased the amount of income taxes that would have otherwise been payable and were reflected as components of stockholders’ equity. In accordance with new accounting guidance adopted on October 1, 2017, the income tax effects of stock-based awards were recognized in income tax expense in fiscal year 2018. See Note 2 – New Accounting Guidance in these notes to consolidated financial statements.

Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
U.S.	$1,458.1	$1,594.5	$1,641.7
Non-U.S.	757.1	954.6	858.1
Total	$2,215.2	$2,549.1	$2,499.8
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings. The impact of the reduced rates on income tax expense was $31.3 million or $0.06 per diluted share for fiscal year 2018, $28.8 million or $0.05 per diluted share for fiscal year 2017, and $34.2 million or $0.06 per diluted share for fiscal year 2016. The tax rulings will expire in fiscal years 2019 and 2022.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2018	2017
Deferred Tax Assets
Deferred compensation and employee benefits	$33.1	$60.2
Stock-based compensation	21.9	36.1
Net operating loss carry-forwards	31.8	28.4
Tax benefit for uncertain tax positions	10.0	17.9
Other	18.7	23.9
Total deferred tax assets	115.5	166.5
Valuation allowance	(27.5)	(25.2)
Deferred tax assets, net of valuation allowance	88.0	141.3
Deferred Tax Liabilities
Goodwill and other purchased intangibles	142.2	205.2
Depreciation on fixed assets	20.9	35.3
Investments in partnerships	16.4	26.0
Deferred commissions	9.0	15.0
Other	8.7	14.6
Total deferred tax liabilities	197.2	296.1
Net Deferred Tax Liability	$109.2	$154.8
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2018	2017
Other assets	$17.3	$15.8
Deferred tax liabilities	126.5	170.6
Net Deferred Tax Liability	$109.2	$154.8

At September 30, 2018, there were $153.2 million of non-U.S. net operating loss carry-forwards, $78.2 million of which expire between fiscal years 2019 and 2038 with the remaining carry-forwards having an indefinite life. In addition, there were $32.3 million in state net operating loss carry-forwards that expire between fiscal years 2020 and 2038. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased $2.3 million in fiscal year 2018 and $0.6 million in fiscal year 2017.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2018		2017		2016
Federal taxes at statutory rate	$542.7	24.5%	$892.2	35.0%	$874.9	35.0%
Transition tax on deemed repatriation of undistributed foreign earnings	983.2	44.4%	—	—	—	—
Revaluation of net deferred tax liabilities	(53.3)	(2.4%)	—	—	—	—
Other Tax Act impacts	38.9	1.8%	—	—	—	—
State taxes, net of federal tax effect	16.6	0.7%	41.4	1.6%	42.7	1.7%
Effect of non-U.S. operations	(61.9)	(2.8%)	(146.2)	(5.7%)	(153.0)	(6.1%)
Effect of net (income) loss attributable to noncontrolling interests	5.3	0.2%	(32.6)	(1.3%)	(10.9)	(0.4%)
Other	1.0	0.1%	4.6	0.2%	(11.6)	(0.5%)
Tax Provision	$1,472.5	66.5%	$759.4	29.8%	$742.1	29.7%
Other Tax Act impacts consist primarily of foreign dividend distribution taxes and tax withholdings.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Balance at beginning of year	$81.1	$82.1	$105.2
Additions for tax positions of prior years	3.6	6.6	0.6
Reductions for tax positions of prior years	(6.6)	(1.3)	(9.0)
Tax positions related to the current year	11.6	11.6	12.9
Settlements with taxing authorities	—	(5.2)	(5.4)
Expirations of statute of limitations	(12.2)	(12.7)	(22.2)
Balance at End of Year	$77.5	$81.1	$82.1
If recognized, the balance, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2018 and 2017 was $11.3 million and $10.4 million, and is not presented in the unrecognized tax benefits table above. Interest expense (benefit) of $0.9 million, $1.6 million and $(1.3) million was recognized during fiscal years 2018, 2017 and 2016. Accrued penalties at September 30, 2018 and 2017 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2018; Canada 2011 to 2018; Hong Kong 2012 to 2018; Singapore 2013 to 2018; Luxembourg 2014 to 2018; the U.K. 2017 and 2018; U.S. federal 2015 to 2018; the State of Florida 2013 to 2018; the States of California, Massachusetts, Minnesota and New York, and City of New York 2015 to 2018.
The Company has ongoing examinations in various stages of completion in the States of Florida and Pennsylvania and City of New York, and in Canada, Germany, Hong Kong, India and Switzerland. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2018 could decrease by an estimated $16.4 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.

Note 12 – Commitments and Contingencies
Legal Proceedings
In July 2016, a former employee filed a class action lawsuit captioned Cryer v. Franklin Resources, Inc., et al. in the United States District Court for the Northern District of California against Franklin, the Franklin Templeton 401(k) Retirement Plan (“Plan”) Investment Committee (“Investment Committee”), and unnamed Investment Committee members. The plaintiff asserts a claim for breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”), alleging that the defendants selected mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan when allegedly lower-cost and better performing non-proprietary investment vehicles were available. The plaintiff also claims that the total Plan costs, inclusive of investment management and administrative fees, are excessive. The plaintiff alleges that Plan losses exceed $79.0 million and seeks, among other things, damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest.
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
Management strongly believes that the claims asserted in the litigation are without merit and Franklin is defending against the consolidated action vigorously. Franklin cannot at this time predict the eventual outcome of the litigation or whether it will have a material negative impact on the Company, or reasonably estimate the possible loss or range of loss that may arise from any negative outcome.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2018 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2032. Lease expense was $55.9 million, $56.3 million and $69.3 million in fiscal years 2018, 2017 and 2016. Sublease income totaled $0.2 million, $0.4 million and $1.6 million in fiscal years 2018, 2017 and 2016.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2018:

(in millions)
for the fiscal years ending September 30,	Amount
2019	$46.6
2020	42.2
2021	37.8
2022	33.1
2023	32.6
Thereafter	175.1
Total Minimum Lease Payments	$367.4
Future minimum rentals to be received under non-cancelable subleases totaled $0.2 million at September 30, 2018.

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2018, the Company had $299.0 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Stock and stock unit awards	$111.6	$117.0	$125.3
Employee stock investment plan	6.2	6.4	6.2
Total	$117.8	$123.4	$131.5
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP, of which 18.4 million shares were available for grant at September 30, 2018.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2018
Nonvested balance at September 30, 2017	2,783	1,761	4,544	$37.23
Granted	2,271	724	2,995	42.63
Vested	(2,126)	(516)	(2,642)	39.18
Forfeited/canceled	(250)	(156)	(406)	43.84
Nonvested balance at September 30, 2018	2,678	1,813	4,491	$39.08
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $120.2 million at September 30, 2018. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2018, 2017 and 2016 were $42.63, $34.23 and $40.88 per share. The total fair value of stock and stock unit awards vested during the same periods was $91.5 million, $104.0 million and $92.8 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 0.8 million shares were issued under the ESIP during fiscal year 2018, and 2.8 million shares were reserved for future issuance at September 30, 2018.

Note 14 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees who meet certain employment requirements. Participants may contribute up to 50% of pretax annual compensation and up to 100% of the cash portion of the participant’s year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. In addition, certain of the Company’s non-U.S. subsidiaries sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $49.8 million, $45.5 million and $46.8 million for fiscal years 2018, 2017 and 2016.
Note 15 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Operating Revenues
United States	$3,722.1	$3,898.4	$4,063.6
Luxembourg	1,730.6	1,652.8	1,707.9
Asia-Pacific	297.4	281.0	267.9
Canada	250.3	260.8	273.8
The Bahamas	208.1	205.9	204.6
Europe, Middle East and Africa, excluding Luxembourg	97.0	83.2	94.0
Latin America	13.6	10.1	6.2
Total	$6,319.1	$6,392.2	$6,618.0

(in millions)
as of September 30,	2018	2017	2016
Property and Equipment, Net
United States	$465.4	$426.1	$428.0
Asia-Pacific	42.1	60.2	62.9
The Bahamas	12.8	13.4	14.3
Europe, Middle East and Africa	10.1	12.2	14.9
Canada	3.7	5.3	3.1
Latin America	0.9	—	—
Total	$535.0	$517.2	$523.2
Operating revenues are generally allocated to geographic areas based on the location of the subsidiary providing services.

Note 16 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2018	2017	2016
Investment and Other Income, Net
Interest income	$76.5	$74.9	$36.5
Dividend income	51.1	13.9	20.6
Gains on trading investment securities, net	1.1	12.2	50.1
Realized gains on sale of investment securities, available-for-sale	4.2	5.6	32.1
Realized losses on sale of investment securities, available-for-sale	(1.2)	(1.6)	(3.2)
Income from investments in equity method investees	44.4	107.9	56.7
Other-than-temporary impairment of investments	(1.7)	(0.8)	(11.1)
Gains (losses) on investments of CIPs, net	(55.0)	118.2	(13.5)
Foreign currency exchange gains (losses), net	0.6	(16.0)	(2.9)
Rental income	15.9	11.1	11.0
Other, net	9.4	10.9	7.7
Total	145.3	336.3	184.0
Interest Expense	(48.7)	(51.5)	(49.9)
Other Income, Net	$96.6	$284.8	$134.1
Interest income was primarily generated by cash equivalents and trading investment securities. Substantially all of the dividend income and realized gains and losses on sale of available-for-sale securities were generated by investments in nonconsolidated funds. Proceeds from the sale of available-for-sale securities were $85.5 million, $51.6 million and $269.4 million for fiscal years 2018, 2017 and 2016.
Net gains (losses) recognized on the Company’s trading investment securities that were held at September 30, 2018, 2017 and 2016 were $(1.7) million, $5.0 million and $27.9 million. Net gains (losses) recognized on trading investment securities of CIPs that were held at September 30, 2018, 2017 and 2016 were $(24.5) million, $21.9 million and $9.4 million.

Note 17 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2018
Balance at October 1, 2017	$2.2	$(281.0)	$(6.0)	$(284.8)
Adoption of new accounting guidance	—	—	(0.1)	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	7.3	(85.5)	1.5	(76.7)
Reclassifications to net investment and other income, net of tax	(3.0)	(6.4)	0.4	(9.0)
Total other comprehensive income (loss)	4.3	(91.9)	1.9	(85.7)
Balance at September 30, 2018	$6.5	$(372.9)	$(4.2)	$(370.6)

(in millions)	Unrealized Gains on Investments	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the fiscal year ended September 30, 2017
Balance at October 1, 2016	$6.8	$(346.1)	$(8.1)	$(347.4)
Adoption of new accounting guidance	(6.8)	(0.3)	—	(7.1)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	6.5	65.4	2.1	74.0
Reclassifications to net investment and other income, net of tax	(4.3)	—	—	(4.3)
Total other comprehensive income	2.2	65.4	2.1	69.7
Balance at September 30, 2017	$2.2	$(281.0)	$(6.0)	$(284.8)

Note 18 – Subsequent Event
On October 24, 2018, the Company entered into an agreement to acquire all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager, for a purchase consideration of approximately $683 million in cash, of which $130 million will be used to retire debt.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2018 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees,” “Information about the Board and its Committees–The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2018 (“2019 Proxy Statement”).

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information provided under the sections entitled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” of the Company’s 2019 Proxy Statement.
 Equity Compensation Plan Information.
The following table sets forth certain information as of September 30, 2018 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders [1]	2,417,559	[2]	N/A	[3]	21,196,482	[4]
Equity compensation plans not approved by stockholders	—		—		—
Total	2,417,559		N/A		21,196,482
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

[4]
As of September 30, 2018, 2.8 million shares of common stock were available for future issuance under the ESIP and 18.4 million shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions” of the Company’s 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2019 Proxy Statement.

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
Registrant’s Amended and Restated Bylaws (as adopted and effective October 22, 2018), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on October 24, 2018 (File No. 001-09318)

4.1
Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on March 30, 2015 (File No. 001-09318)

10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-09318) (the “2014 Annual Report”)*

Exhibit No.	Description
10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant, incorporated by reference to Exhibit 10.3 to the 2014 Annual Report*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated effective September 13, 2017), incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 001-09318) (the “2017 Annual Report”)*

10.6	2002 Universal Stock Incentive Plan (as amended and restated effective June 14, 2017), incorporated by reference to Exhibit 10.6 to the 2017 Annual Report*
10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-09318)*

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9
Non-Employee Director Compensation as of February 14, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-09318)*

10.10	Named Executive Officer Compensation as of October 1, 2017, incorporated by reference to Exhibit 10.10 to the 2017 Annual Report*
10.11
English language summary of Preliminary Real Estate Sale Agreement, dated December 18, 2017, between the Registrant’s subsidiary Franklin Templeton Investments Poland sp. z o.o., as purchaser, and Skanska Property Poland Fundusz, et. al., as seller, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (File No. 001-09318)

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

 __________________
*        Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 9, 2018	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 9, 2018	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 9, 2018	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 9, 2018	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 9, 2018	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 9, 2018	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date:	November 9, 2018	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 9, 2018	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 9, 2018	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 9, 2018	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 9, 2018	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director