Form 10-Q
period 2018-12-31
FRANKLIN RESOURCES INC
filed 2019-01-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES    ☒  NO
Number of shares of the registrant’s common stock outstanding at January 23, 2019: 509,510,446.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2018	2017
Operating Revenues
Investment management fees	$971.8	$1,113.6
Sales and distribution fees	354.8	417.8
Shareholder servicing fees	55.1	54.9
Other	29.8	29.2
Total operating revenues	1,411.5	1,615.5
Operating Expenses
Sales, distribution and marketing	444.5	528.7
Compensation and benefits	355.0	332.5
Information systems and technology	60.9	55.0
Occupancy	31.2	29.4
General, administrative and other	108.4	88.8
Total operating expenses	1,000.0	1,034.4
Operating Income	411.5	581.1
Other Income (Expenses)
Investment and other income (losses), net	(59.1)	81.3
Interest expense	(6.4)	(10.8)
Other income (expenses), net	(65.5)	70.5
Income before taxes	346.0	651.6
Taxes on income	86.0	1,223.5
Net income (loss)	260.0	(571.9)
Less: net income (loss) attributable to
Nonredeemable noncontrolling interests	(0.5)	(0.1)
Redeemable noncontrolling interests	(15.4)	11.5
Net Income (Loss) Attributable to Franklin Resources, Inc.	$275.9	$(583.3)

Earnings (Loss) per Share
Basic	$0.54	$(1.06)
Diluted	0.54	(1.06)

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended December 31,
	2018	2017
Net Income (Loss)	$260.0	$(571.9)
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(14.6)	15.8
Net unrealized losses on defined benefit plans, net of tax	(0.4)	(1.1)
Net unrealized gains on investments, net of tax	—	3.5
Total other comprehensive income (loss)	(15.0)	18.2
Total comprehensive income (loss)	245.0	(553.7)
Less: comprehensive income (loss) attributable to
Nonredeemable noncontrolling interests	(0.5)	(0.1)
Redeemable noncontrolling interests	(15.4)	11.5
Comprehensive Income (Loss) Attributable to Franklin Resources, Inc.	$260.9	$(565.1)

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	December 31, 2018	September 30, 2018
Assets
Cash and cash equivalents	$6,430.7	$6,610.8
Receivables	723.9	733.7
Investments (including $522.4 and $551.6 at fair value at December 31, 2018 and September 30, 2018)	1,385.9	1,426.5
Assets of consolidated investment products
Cash and cash equivalents	228.2	299.8
Receivables	81.7	114.2
Investments, at fair value	2,040.2	2,109.4
Property and equipment, net	541.3	535.0
Goodwill and other intangible assets, net	2,326.2	2,333.4
Other	192.5	220.7
Total Assets	$13,950.6	$14,383.5

Liabilities
Compensation and benefits	$218.9	$405.6
Accounts payable and accrued expenses	180.5	158.9
Dividends	139.2	127.7
Commissions	259.4	297.9
Income taxes	1,071.9	1,034.8
Debt	697.7	695.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	28.9	68.0
Debt	32.7	32.6
Deferred taxes	132.6	126.5
Other	179.8	184.1
Total liabilities	2,941.6	3,132.0
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	932.3	1,043.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 511,482,401 and 519,122,574 shares issued and outstanding at December 31, 2018 and September 30, 2018	51.1	51.9
Retained earnings	10,087.9	10,217.9
Accumulated other comprehensive loss	(393.6)	(370.6)
Total Franklin Resources, Inc. stockholders’ equity	9,745.4	9,899.2
Nonredeemable noncontrolling interests	331.3	308.7
Total stockholders’ equity	10,076.7	10,207.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$13,950.6	$14,383.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2018	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income (loss)				275.9		275.9	(0.5)	275.4
Other comprehensive loss					(15.0)	(15.0)		(15.0)
Dividends declared on common stock ($0.26 per share)				(133.8)		(133.8)		(133.8)
Repurchase of common stock	(10.7)	(1.1)	(30.8)	(295.0)		(326.9)		(326.9)
Issuance of common stock	3.1	0.3	33.6			33.9		33.9
Stock-based compensation			(2.8)			(2.8)		(2.8)
Net subscriptions and other							23.1	23.1
Balance at December 31, 2018	511.5	$51.1	$—	$10,087.9	$(393.6)	$9,745.4	$331.3	$10,076.7

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2017	Shares	Amount
Balance at October 1, 2017	554.9	$55.5	$—	$12,849.3	$(284.8)	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance			2.1	(1.7)		0.4		0.4
Net loss				(583.3)		(583.3)	(0.1)	(583.4)
Other comprehensive income					18.2	18.2		18.2
Dividends declared on common stock ($0.23 per share)				(127.4)		(127.4)		(127.4)
Repurchase of common stock	(4.6)	(0.5)	(32.1)	(167.4)		(200.0)		(200.0)
Issuance of common stock	2.1	0.2	27.6			27.8		27.8
Stock-based compensation			2.4			2.4		2.4
Net subscriptions and other							7.0	7.0
Deconsolidation of investment product							(0.3)	(0.3)
Balance at December 31, 2017	552.4	$55.2	$—	$11,969.5	$(266.6)	$11,758.1	$322.4	$12,080.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended December 31,
(in millions)	2018	2017
Net Income (Loss)	$260.0	$(571.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	21.7	19.1
Depreciation and other amortization	20.3	20.9
Stock-based compensation	31.2	30.3
Losses (income) from investments in equity method investees	37.6	(35.2)
Net gains on investments of consolidated investment products	(2.0)	(4.7)
Deferred income taxes	11.5	(49.9)
Other	8.7	5.3
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	43.1	(33.8)
Decrease (increase) in receivables of consolidated investment products	19.5	(94.8)
Decrease in trading securities, net	105.8	18.6
Increase in trading securities of consolidated investment products, net	(88.7)	(187.1)
Decrease in accrued compensation and benefits	(186.0)	(186.1)
Increase (decrease) in commissions payable	(38.5)	9.1
Increase in income taxes payable	37.1	1,232.0
Increase in accounts payable, accrued expenses and other liabilities	15.4	1.5
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(30.7)	147.1
Net cash provided by operating activities	266.0	320.4
Purchase of investments	(115.7)	(39.7)
Liquidation of investments	73.2	33.9
Purchase of investments by consolidated investment products	(18.2)	(11.0)
Liquidation of investments by consolidated investment products	7.0	22.5
Additions of property and equipment, net	(25.7)	(19.2)
Net deconsolidation of investment products	(30.9)	(45.1)
Net cash used in investing activities	(110.3)	(58.6)
Dividends paid on common stock	(122.3)	(111.7)
Repurchase of common stock	(321.4)	(198.7)
Proceeds from loan	1.7	—
Payments on debt by consolidated investment products	—	(2.4)
Noncontrolling interests	45.9	261.7
Net cash used in financing activities	(396.1)	(51.1)
Effect of exchange rate changes on cash and cash equivalents	(11.3)	10.0
Increase (decrease) in cash and cash equivalents	(251.7)	220.7
Cash and cash equivalents, beginning of period	6,910.6	8,749.7
Cash and Cash Equivalents, End of Period	$6,658.9	$8,970.4

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$35.8	$38.8
Cash paid for interest	6.0	14.1
Cash paid for interest by consolidated investment products	0.5	0.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2018 (“fiscal year 2018”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2018.
Note 2 – New Accounting Guidance
On October 1, 2018, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is that revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received for the goods or services. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company adopted the new guidance using the modified retrospective approach which did not require the restatement of prior periods, and recognized a cumulative effect adjustment resulting in decreases in total assets, total liabilities and retained earnings of $9.1 million, $2.2 million and $6.9 million.
The adoption of the guidance had no impact on operating income or net income. Individual line items in the consolidated statement of income were impacted as follows:

(in millions)	As Reported	Adoption Impact	Amount Without Adoption
for the three months ended December 31, 2018
Operating Revenues
Investment management fees	$971.8	$15.5	$987.3
Sales and distribution fees	354.8	(15.5)	339.3
Shareholder servicing fees	55.1	(2.2)	52.9

Operating Expenses
General, administrative and other	$108.4	$(2.2)	$106.2
On October 1, 2018, the Company adopted an amendment to the financial instruments guidance issued by the FASB that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting, which impacted all equity securities previously classified as available-for-sale and investments in fund products for which fair value was estimated using net asset value (“NAV”) as a practical expedient. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost adjusted for observable price changes and impairment, if any, which the Company made. The Company adopted the amendment using the modified retrospective approach and recognized a cumulative effect adjustment resulting in increases in investments, retained earnings and accumulated other comprehensive loss of $21.8 million, $29.8 million and $8.0 million.
There were no significant updates to the new accounting guidance that the Company has not yet adopted as disclosed in its Form 10-K for fiscal year 2018.

Note 3 – Earnings (Loss) per Share
The components of basic and diluted earnings (loss) per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2018	2017
Net income (loss) attributable to Franklin Resources, Inc.	$275.9	$(583.3)
Less: allocation of earnings to participating nonvested stock and stock unit awards	2.5	1.0
Net Income (Loss) Available to Common Stockholders	$273.4	$(584.3)

Weighted-average shares outstanding – basic	510.3	550.7
Dilutive effect of nonparticipating nonvested stock unit awards	0.5	—
Weighted-Average Shares Outstanding – Diluted	510.8	550.7

Earnings (Loss) per Share
Basic	$0.54	$(1.06)
Diluted	0.54	(1.06)
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive were 0.3 million and 1.9 million for the three months ended December 31, 2018 and 2017.
Note 4 – Revenues
The Company earns revenue primarily from providing investment management and related services to its customers, which are generally investment products or investors in separate accounts. Related services include fund administration, sales and distribution, and shareholder servicing. Revenues are recognized when the Company’s obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. The obligations are satisfied over time as the services are rendered, except for the sales and distribution obligations for the sale of shares of sponsored funds which are satisfied on trade date. Multiple services included in customer contracts are accounted for separately when the obligations are determined to be distinct.
Fees from providing investment management and fund administration services (“investment management fees”), other than performance-based investment management fees, are determined based on a percentage of assets under management (“AUM”), primarily on a monthly basis using daily average AUM, and are recognized as the services are performed over time. Performance-based investment management fees are generated when investment products’ performance exceeds targets established in customer contracts. These fees are recognized when the amount is no longer probable of significant reversal and may relate to investment management services that were provided in prior periods.
Sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are based on contractual rates for sales of certain classes of sponsored funds and are recognized on trade date. Distribution service fees are determined based on a percentage of AUM, primarily on a monthly basis using daily average AUM. As the fee amounts are uncertain on trade date, they are recognized over time as the amounts become known and may relate to sales and distribution services provided in prior periods.
Shareholder servicing fees are primarily determined based on a percentage of AUM on a monthly basis using daily average AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain investment products are based only on AUM. The fees are recognized as the services are performed over time.
AUM is generally based on the fair value of the underlying securities held by investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market in accordance with the Company’s global valuation and pricing policy. The fair values of the underlying securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type and represent an insignificant percentage of total AUM.

Revenue is recorded gross of payments made to third-party service providers in the Company’s role as principal as it controls the delegated services provided to customers.
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers [1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended December 31, 2018
Investment management fees	$533.1	$267.7	$85.6	$61.4	$24.0	$—	$971.8
Sales and distribution fees	233.0	104.3	16.6	0.5	0.4	—	354.8
Shareholder servicing fees	44.9	7.7	—	2.5	—	—	55.1
Other	3.0	0.3	—	0.1	0.3	26.1	29.8
Total	$814.0	$380.0	$102.2	$64.5	$24.7	$26.1	$1,411.5
__________________

[1]	Consists of interest and dividend income from consolidated investment products.
Operating revenues are attributed to geographic areas based on the locations of the Company’s subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
The Company adopted new accounting guidance on October 1, 2018 that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. The new guidance did not change the accounting for investments in non-equity securities.
Investments consisted of the following:

(in millions)	December 31, 2018
Equity securities, at fair value
Sponsored funds	$309.7
Other equity securities	110.0
Total equity securities, at fair value	419.7
Debt securities
Trading	79.8
Available-for-sale	11.0
Total debt securities	90.8
Investments in equity method investees	819.8
Other investments	55.6
Total	$1,385.9

(in millions)	September 30, 2018
Investment securities, trading
Sponsored funds	$248.1
Debt and other equity securities	97.6
Total investment securities, trading	345.7
Investment securities, available-for-sale
Sponsored funds	178.6
Debt and other equity securities	15.5
Total investment securities, available-for-sale	194.1
Investments in equity method investees	780.8
Other investments	105.9
Total	$1,426.5
Equity securities, at fair value include trading investment securities and investments that were classified as available-for-sale or carried at cost prior to adoption of the new guidance. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of funds is determined based on their published NAV or estimated using NAV as a practical expedient. The fair value of equity securities other than funds is determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
As of October 1, 2018, equity investments that do not have a readily determinable fair value are measured at cost adjusted for observable price changes and impairment, if any, which are recognized in earnings. The impairment assessment for these investments considers qualitative factors, including the financial condition and specific events related to the investee, that may indicate the fair value of the investment is less than its carrying value.
Investment balances and related changes for the prior year have not been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2018.
Investment securities with aggregate carrying amounts of $1.2 million were pledged as collateral at December 31, 2018 and September 30, 2018.
Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
as of December 31, 2018
Debt securities	$13.0	$—	$(2.0)	$11.0

as of September 30, 2018
Sponsored funds	$172.9	$8.3	$(2.6)	$178.6
Debt and other equity securities	16.8	0.5	(1.8)	15.5
Total	$189.7	$8.8	$(4.4)	$194.1

Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of December 31, 2018
Debt securities	$10.7	$(2.0)	$—	$—	$10.7	$(2.0)

as of September 30, 2018
Sponsored funds	$48.8	$(2.1)	$21.0	$(0.5)	$69.8	$(2.6)
Debt and other equity securities	10.9	(1.8)	—	—	10.9	(1.8)
Total	$59.7	$(3.9)	$21.0	$(0.5)	$80.7	$(4.4)
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2018
Assets
Equity securities, at fair value
Sponsored funds	$286.2	$—	$—	$23.5	$309.7
Other equity securities	21.2	0.3	0.7	87.8	110.0
Debt securities
Trading	2.5	61.2	16.1	—	79.8
Available-for-sale	—	10.7	0.3	—	11.0
Life settlement contracts	—	—	11.9	—	11.9
Total Assets Measured at Fair Value	$309.9	$72.2	$29.0	$111.3	$522.4

Liability
Contingent consideration liability	$—	$—	$40.0	$—	$40.0

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2018
Assets
Investment securities, trading
Sponsored funds	$248.1	$—	$—	$248.1
Debt and other equity securities	26.6	50.5	20.5	97.6
Investment securities, available-for-sale
Sponsored funds	178.6	—	—	178.6
Debt and other equity securities	4.4	10.8	0.3	15.5
Life settlement contracts	—	—	11.8	11.8
Total Assets Measured at Fair Value	$457.7	$61.3	$32.6	$551.6

Liability
Contingent consideration liability	$—	$—	$38.7	$38.7
Level 1 assets consist primarily of sponsored funds and other equity securities for which the fair values are based on published NAV or quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of debt and equity securities and life settlement contracts for which the fair values are based on discounted cash flows using significant unobservable inputs.
The fair value of the contingent consideration liability is determined using the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments.
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. The expected weighted-average life for $54.1 million of the investments was 2.1 years at December 31, 2018. The liquidation period for a $50.0 million investment in a nonredeemable private debt fund is unknown. The Company’s unfunded commitments to these funds totaled $5.0 million at December 31, 2018.
Changes in the Level 3 assets and liability were as follows:

	2018		2017
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the three months ended December 31,
Balance at beginning of period	$32.6	$(38.7)	$199.9	$(51.0)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	2.8	—	1.2	—
Included in general, administrative and other expense	—	(1.3)	—	(4.0)
Purchases	—	—	5.3	—
Sales	(4.3)	—	—	—
Transfers out of Level 3	(2.1)	—	—	—
Foreign exchange revaluation and other	—	—	3.7	(7.0)
Balance at End of Period	$29.0	$(40.0)	$210.1	$(62.0)
Change in unrealized gains (losses) included in net income (loss) relating to assets and liability held at end of period	$2.8	$(1.3)	$1.2	$(4.0)
There were no transfers into Level 3 during the three months ended December 31, 2018 and 2017.

Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Debt securities, trading	$16.1	Discounted cash flow	Discount rate	4.0%–12.7% (6.3%)
			Risk premium	2.0%–6.0% (2.9%)

Life settlement contracts	11.9	Discounted cash flow	Life expectancy	20–113 months (59)
			Discount rate	8.0%–20.0% (13.2%)

Contingent consideration liability	40.0	Discounted cash flow	Discount rate	12.3%
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$20.5	Discounted cash flow	Discount rate	4.1%–12.3% (5.8%)
			Risk premium	2.0%–6.7% (3.6%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–115 months (61)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liability	38.7	Discounted cash flow	Discount rate	13.0%
If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of December 31, 2018, the resulting fair value of the assets or liability would be lower (higher).
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2018		September 30, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,430.7	$6,430.7	$6,610.8	$6,610.8
Other investments
Time deposits	2	15.1	15.1	12.3	12.3
Equity securities	3	28.6	28.6	81.8	103.6

Financial Liability
Debt	2	$697.7	$675.2	$695.9	$671.1

Note 7 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 57 and 53 CIPs as of December 31, 2018 and September 30, 2018.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2018	September 30, 2018
Assets
Cash and cash equivalents	$228.2	$299.8
Receivables	81.7	114.2
Investments, at fair value	2,040.2	2,109.4
Other assets	—	1.0
Total Assets	$2,350.1	$2,524.4

Liabilities
Accounts payable and accrued expenses	$28.9	$68.0
Debt	32.7	32.6
Other liabilities	—	9.3
Total liabilities	61.6	109.9
Redeemable Noncontrolling Interests	932.3	1,043.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,052.1	1,092.6
Nonredeemable noncontrolling interests	304.1	278.3
Total stockholders’ equity	1,356.2	1,370.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,350.1	$2,524.4
The CIPs did not have a significant impact on net income (loss) attributable to the Company during the three months ended December 31, 2018 and 2017.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Investment products are typically consolidated when the Company makes an initial investment in a newly launched investment entity. They are typically deconsolidated when the Company no longer has a controlling financial interest due to redemptions of its investment or increases in third-party investments. The Company’s investments in these products subsequent to deconsolidation are accounted for as either equity method investments or equity securities measured at fair value with changes recognized in earnings depending on the structure of the product and the Company’s role and level of ownership.

Investments
Investments of CIPs consisted of the following:

(in millions)	December 31, 2018	September 30, 2018
Investment securities, trading	$1,570.5	$1,651.8
Other equity securities	329.6	311.0
Other debt securities	140.1	146.6
Total	$2,040.2	$2,109.4
Investment securities, trading consist of debt and equity securities that are traded in active markets. Other equity securities consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets and other debt instruments.
Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2018
Assets
Investments
Equity securities	$155.4	$233.8	$193.6	$137.5	$720.3
Debt securities	0.3	1,179.5	140.1	—	1,319.9
Total Assets Measured at Fair Value	$155.7	$1,413.3	$333.7	$137.5	$2,040.2

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2018
Assets
Investments
Equity securities	$270.7	$154.8	$199.7	$113.8	$739.0
Debt securities	0.6	1,219.5	150.3	—	1,370.4
Total Assets Measured at Fair Value	$271.3	$1,374.3	$350.0	$113.8	$2,109.4

Liabilities
Other liabilities	$0.6	$8.7	$—	$—	$9.3
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
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.0 years and 3.5 years at December 31, 2018 and September 30, 2018. The CIPs’ unfunded commitments to these funds totaled $62.8 million and $1.9 million, of which the Company was contractually obligated to fund $19.0 million and $0.4 million based on its ownership percentage in the CIPs, at December 31, 2018 and September 30, 2018.

Changes in Level 3 assets were as follows:

	2018			2017
(in millions)	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
for the three months ended December 31,
Balance at beginning of period	$199.7	$150.3	$350.0	$160.7	$135.4	$296.1
Realized and unrealized gains (losses) included in investment and other income (losses), net	11.4	(8.2)	3.2	1.9	0.1	2.0
Purchases	9.7	8.2	17.9	11.1	—	11.1
Sales	(0.1)	(6.2)	(6.3)	(14.9)	—	(14.9)
Settlements	(1.0)	(0.1)	(1.1)	—	—	—
Transfers into Level 3	0.1	—	0.1	—	—	—
Transfers out of Level 3	(25.4)	(3.6)	(29.0)	—	—	—
Foreign exchange revaluation	(0.8)	(0.3)	(1.1)	0.8	0.7	1.5
Balance at End of Period	$193.6	$140.1	$333.7	$159.6	$136.2	$295.8
Change in unrealized gains (losses) included in net income (loss) relating to assets held at end of period	$11.7	$(1.4)	$10.3	$1.0	$0.1	$1.1
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Equity securities	$165.3	Market comparable companies	EBITDA multiple	5.0–13.6 (9.1)
	28.3	Discounted cash flow	Discount rate	8.0%–16.5% (13.8%)

Debt securities	116.6	Discounted cash flow	Discount rate	7.0%–14.8% (10.8%)
			Loss-adjusted discount rate	3.0%–22.7% (13.2%)
	23.5	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$171.9	Market comparable companies	EBITDA multiple	5.0–13.6 (9.3)
	27.8	Discounted cash flow	Discount rate	8.0%–16.5% (14.1%)

Debt securities	111.0	Discounted cash flow	Discount rate	7.0%–14.8% (10.8%)
			Loss-adjusted discount rate	3.0%–22.7% (12.0%)
	33.9	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	5.4	Market pricing	Private sale pricing	$42 per $100 of par

If the relevant significant inputs used in the market-based valuations were independently higher (lower) as of December 31, 2018, the resulting fair value of the securities would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of December 31, 2018, the resulting fair value of the securities would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2018		September 30, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$228.2	$228.2	$299.8	$299.8
Financial Liability
Debt	3	$32.7	$32.6	$32.6	$32.4
Debt
Debt of CIPs totaled $32.7 million and $32.6 million at December 31, 2018 and September 30, 2018. The debt had fixed and floating interest rates ranging from 3.07% to 7.90% with a weighted-average effective interest rate of 6.81% at December 31, 2018, and from 3.07% to 7.88% with a weighted-average effective interest rate of 6.79% at September 30, 2018. The debt matures in fiscal year 2019.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the three months ended December 31,	2018	2017
Balance at beginning of period	$1,043.6	$1,941.9
Net income (loss)	(15.4)	11.5
Net subscriptions and other	22.8	254.7
Net deconsolidations	(118.7)	—
Balance at End of Period	$932.3	$2,208.1
Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management and other fee receivables as follows:

(in millions)	December 31, 2018	September 30, 2018
Investments	$228.0	$161.8
Receivables	133.1	140.1
Total	$361.1	$301.9
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the three months ended December 31, 2018. During fiscal year 2018, the Company purchased $32.6 million of certain equity and debt securities from two sponsored funds. None of the purchases occurred during the three months ended December 31, 2017.

Note 9 – Taxes on Income
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate to 21% and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The Company completed its analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax liability of $982.8 million at December 31, 2018 is net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit may be reduced or eliminated by future regulation or legislation. The transition tax liability may also be adjusted in the future upon issuance of state legislative updates on tax reform and the completion of the Company’s tax return filings for fiscal year 2018.
Note 10 – Commitments and Contingencies
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
In November 2017, a second former employee, represented by the same law firm, filed another class action lawsuit relating to the Plan in the same court, captioned Fernandez v. Franklin Resources, Inc., et al. The plaintiff filed an amended complaint in February 2018, naming the same defendants as those named in the Cryer action, as well as the Franklin Board of Directors, the Plan Administrative Committee, individual current and former Franklin directors, and individual current and former Investment Committee members. The plaintiff in this second lawsuit asserts the same ERISA breach of fiduciary duty claim asserted in the Cryer action, as well as claims for alleged prohibited transactions by virtue of the Plan’s investments in the Funds and for an alleged failure to monitor the performance of the Investment Committee. The plaintiff alleges that Plan losses exceed $60.0 million and seeks the same relief sought in the Cryer action. In April 2018, the court consolidated the Fernandez action with the existing Cryer action.
While management strongly believes that the claims asserted in the consolidated litigation are without merit, in order to avoid protracted litigation, on December 3, 2018, Franklin elected to enter into an agreement-in-principle to resolve the matter for a cash payment of $13.9 million, which the Company accrued as of December 31, 2018. In addition, Franklin agreed, among other Plan changes, to increase its existing matching contributions from 75% to 85% for eligible participant salary deferrals for a period of three years. The agreement is subject to court approval.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2018 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At December 31, 2018, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2018.

Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the three months ended December 31, 2018
Nonvested balance at October 1, 2018	2,678	1,813	4,491	$39.08
Granted	3,305	890	4,195	30.79
Vested	(251)	(606)	(857)	38.07
Forfeited/canceled	(51)	(163)	(214)	39.86
Nonvested Balance at December 31, 2018	5,681	1,934	7,615	$34.61
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $211.0 million at December 31, 2018. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2018	2017
Investment and Other Income (Losses), Net
Dividend income	$25.6	$4.7
Interest income	9.0	23.8
Gains (losses) on investments, net	(15.8)	0.6
Income (losses) from investments in equity method investees	(37.6)	35.2
Gains (losses) on investments of CIPs, net	(49.0)	16.0
Rental income	4.9	3.7
Foreign currency exchange gains (losses), net	4.7	(2.9)
Other, net	(0.9)	0.2
Total	(59.1)	81.3
Interest Expense	(6.4)	(10.8)
Other Income (Expenses), Net	$(65.5)	$70.5
Substantially all dividend income was generated by investments in nonconsolidated funds. Interest income was primarily generated by cash equivalents and debt securities. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on trading investment securities and other equity securities measured at fair value through profit and loss.
Proceeds from the sale of available-for-sale securities were $16.0 million for the three months ended December 31, 2017. There were no sales of available-for-sale securities in the current fiscal year.
Net losses recognized on trading investment securities and other equity securities that were held by the Company at December 31, 2018 were $12.1 million, and net gains recognized on trading investment securities that were held by the Company at December 31, 2017 were $1.3 million. Net gains (losses) recognized on trading investment securities of CIPs that were held at December 31, 2018 and 2017 were $(31.2) million and $20.0 million.

Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the three months ended December 31, 2018
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(14.4)	(0.4)	—	(14.8)
Reclassifications to net investment and other income (losses), net of tax	(0.2)	—	—	(0.2)
Total other comprehensive loss	(14.6)	(0.4)	—	(15.0)
Balance at December 31, 2018	$(387.5)	$(4.6)	$(1.5)	$(393.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the three months ended December 31, 2017
Balance at October 1, 2017	$(281.0)	$(6.0)	$2.2	$(284.8)
Other comprehensive income (loss)	15.8	(1.1)	3.5	18.2
Balance at December 31, 2017	$(265.2)	$(7.1)	$5.7	$(266.6)
There were no reclassifications from accumulated other comprehensive income (loss) for the three months ended December 31, 2017.
Note 14 – Subsequent Event
On January 29, 2019, the Company offered a voluntary buyout to certain U.S. employees who meet specific criteria related to age and years of service. The impact of this voluntary termination plan is unknown but is expected to result in increased compensation and benefits expense during the remainder of fiscal year 2019.
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

The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2018 (“fiscal year 2018”) filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products which include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales and distribution, marketing, shareholder servicing and other services. Our products and investment management and related services are distributed or marketed to investors globally under various distinct brand names, including: Franklin®, Templeton®, Franklin Mutual Series®, Franklin Bissett®, Fiduciary Trust™, Darby®, Balanced Equity Management®, K2®, LibertyShares® and Edinburgh Partners™. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, which meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During our first fiscal quarter, the global equity markets experienced sharp declines as the S&P 500 Index and MSCI World Index decreased 13.5% and 13.3% amid ongoing concerns about slowing economic growth, global trade tensions and rising interest rates, among other things. The global bond markets were positive as the Bloomberg Barclays Global Aggregate Index increased 1.2% during the quarter.
Our total AUM at December 31, 2018 was $649.9 billion, 9% lower than at September 30, 2018 and 14% lower than at December 31, 2017. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2018 decreased 9% from the same period in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2018	2017
Operating revenues	$1,411.5	$1,615.5	(13%)
Operating income	411.5	581.1	(29%)
Net income (loss) attributable to Franklin Resources, Inc.	275.9	(583.3)	NM
Diluted earnings (loss) per share	$0.54	$(1.06)	NM
Operating margin [1]	29.2%	36.0%
__________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $169.6 million for the three months ended December 31, 2018, as compared to the same period in the prior fiscal year, as operating revenues decreased 13% and operating expenses decreased 3%. The net loss attributable to Franklin Resources, Inc. for the three months ended December 31, 2017 included an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Cuts and Jobs Act of 2017.

Diluted earnings per share of $0.54 for the three months ended December 31, 2018 includes the impact of a 7% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2018. The diluted loss per share in the prior year reflects a $1.94 per share impact of the estimated income tax charge.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	December 31, 2018	December 31, 2017	Percent Change
Equity
Global/international	$166.0	$212.0	(22%)
United States	97.1	109.4	(11%)
Total equity	263.1	321.4	(18%)
Multi-Asset/Balanced	124.8	142.7	(13%)
Fixed Income
Tax-free	62.0	69.4	(11%)
Taxable
Global/international	147.7	163.7	(10%)
United States	42.2	50.0	(16%)
Total fixed income	251.9	283.1	(11%)
Cash Management	10.1	6.6	53%
Total	$649.9	$753.8	(14%)
AUM at December 31, 2018 decreased 14% from December 31, 2017 as a $70.7 billion decrease from net market change, distributions and other and $43.0 billion of net outflows were partially offset by $9.8 billion from an acquisition.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2018	2017		2018	2017
Equity
Global/international	$179.4	$210.0	(15%)	26%	28%
United States	106.4	108.7	(2%)	16%	14%
Total equity	285.8	318.7	(10%)	42%	42%
Multi-Asset/Balanced	132.1	143.0	(8%)	19%	19%
Fixed Income
Tax-free	62.7	70.1	(11%)	9%	9%
Taxable
Global/international	149.7	164.1	(9%)	22%	22%
United States	43.4	50.3	(14%)	7%	7%
Total fixed income	255.8	284.5	(10%)	38%	38%
Cash Management	9.5	6.5	46%	1%	1%
Total	$683.2	$752.7	(9%)	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended December 31,		Percent Change
	2018	2017
Beginning AUM	$717.1	$753.2	(5%)
Long-term sales	21.7	28.1	(23%)
Long-term redemptions	(42.4)	(39.4)	8%
Long-term net exchanges	(0.5)	(0.1)	400%
Long-term reinvested distributions	13.9	9.1	53%
Net flows	(7.3)	(2.3)	217%
Net market change, distributions and other	(59.9)	2.9	NM
Ending AUM	$649.9	$753.8	(14%)
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended December 31, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	4.3	4.0	2.8	1.6	7.4	1.6	—	21.7
Long-term redemptions	(9.7)	(6.3)	(6.8)	(3.9)	(12.1)	(3.6)	—	(42.4)
Long-term net exchanges	(0.4)	0.1	(0.2)	(0.2)	0.2	—	—	(0.5)
Long-term reinvested distributions	4.4	5.0	1.9	0.5	1.8	0.3	—	13.9
Net flows	(1.4)	2.8	(2.3)	(2.0)	(2.7)	(1.7)	—	(7.3)
Net market change, distributions and other	(27.0)	(20.9)	(11.8)	0.1	(0.2)	(0.9)	0.8	(59.9)
AUM at December 31, 2018	$166.0	$97.1	$124.8	$62.0	$147.7	$42.2	$10.1	$649.9

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended December 31, 2017	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	5.9	3.6	3.5	1.5	11.1	2.5	—	28.1
Long-term redemptions	(11.6)	(5.5)	(5.8)	(3.2)	(10.2)	(3.1)	—	(39.4)
Long-term net exchanges	0.1	—	0.1	(0.2)	(0.3)	0.2	—	(0.1)
Long-term reinvested distributions	2.0	3.4	1.7	0.5	1.2	0.3	—	9.1
Net flows	(3.6)	1.5	(0.5)	(1.4)	1.8	(0.1)	—	(2.3)
Net market change, distributions and other	5.8	0.7	(0.1)	(0.2)	(3.1)	(0.5)	0.3	2.9
AUM at December 31, 2017	$212.0	$109.4	$142.7	$69.4	$163.7	$50.0	$6.6	$753.8
AUM decreased $67.2 billion during the three months ended December 31, 2018 due to $59.9 billion of net market change, distributions and other, and $7.3 billion of net outflows. Net market change, distributions and other primarily consists of $43.5 billion of market depreciation, $15.8 billion of long-term distributions and a $1.4 billion decrease from foreign exchange revaluation. The market depreciation occurred primarily in equity and multi-asset/balanced products, partially offset by appreciation in global/international fixed income products, and reflected sharp declines in global equity markets as evidenced by decreases of 13.5% and 13.3% in the S&P 500 Index and MSCI World Index and slightly positive returns in global fixed income markets as evidenced by a 1.2% increase in the Bloomberg Barclays Global Aggregate Index. The net outflows included $1.4 billion from a multi-asset/balanced fund. Long-term sales decreased 23% to $21.7 billion, as compared to the prior-year period, primarily due to lower sales of global/international products. Long-term redemptions increased 8% to $42.4 billion with increases in all investment objectives except global/international equity products.
AUM increased $0.6 billion during the three months ended December 31, 2017 due to $2.9 billion of net market change, distributions and other, substantially offset by $2.3 billion of net outflows. Net market change, distributions and other primarily consists of $13.4 billion of market appreciation net of $11.5 billion of long-term distributions. The market appreciation occurred primarily in equity products and reflected positive returns in global equity markets as evidenced by increases of 6.6% and 5.6% in the S&P 500 Index and MSCI World Index. The net outflows occurred most significantly in global/international equity products. Included in the net outflows were outflows of $0.9 billion from two global/international fixed income funds with global macro strategies and $0.7 billion from an institutional separate account, and inflows of $1.3 billion in a global/international fixed income fund that introduced a new share class structure during fiscal year 2017 and $1.1 billion in an institutional separate account.
Average AUM by sales region was as follows:

	Three Months Ended December 31,		Percent Change
(in billions)	2018	2017
United States	$458.6	$499.0	(8%)
International
Europe, Middle East and Africa	93.3	109.0	(14%)
Asia-Pacific	88.5	94.9	(7%)
Canada	27.9	31.8	(12%)
Latin America [1]	14.9	18.0	(17%)
Total international	224.6	253.7	(11%)
Total	$683.2	$752.7	(9%)
__________________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 67% and 66% for the three months ended December 31, 2018 and 2017.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 90% of AUM exceeding the benchmark and peer group median comparisons for the ten-year period. Higher relative investment performance by these products during the three months ended December 31, 2018 resulted in significant increases from September 30, 2018 to the benchmark and peer group median comparisons for the one-year period. The performance of our multi-asset/balanced products significantly exceeded the peer group medians for the three- and ten-year periods, but has lagged in the five-year comparison and against the benchmarks for the one- and five-year periods, reflecting the performance of a fund that represents 67% of this category. Higher relative investment performance by this fund during the three months ended December 31, 2018 resulted in significant increases from September 30, 2018 to the benchmark comparisons for the three- and ten-year periods and the peer group median comparison for the one-year period. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2018	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	12%	15%	20%	26%	49%	29%	22%	33%
United States	44%	40%	21%	33%	88%	69%	63%	37%
Total equity	25%	25%	21%	29%	65%	45%	39%	35%
Multi-Asset/Balanced	5%	72%	5%	70%	71%	92%	15%	98%
Fixed Income
Tax-free	17%	38%	44%	20%	43%	45%	45%	47%
Taxable
Global/international	72%	68%	52%	90%	78%	83%	73%	95%
United States	5%	31%	12%	60%	32%	36%	24%	8%
Total fixed income	48%	55%	43%	62%	61%	65%	57%	62%
__________________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 88% and 86% of our total AUM as of December 31, 2018.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

[3]
The peer group rankings are sourced from Lipper, a Thomson Reuters Company, Morningstar or eVestment and various international third-party providers in each fund’s market and were based on an absolute ranking of returns. © 2018 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 14, 2019 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2018	2017
Investment management fees	$971.8	$1,113.6	(13%)
Sales and distribution fees	354.8	417.8	(15%)
Shareholder servicing fees	55.1	54.9	0%
Other	29.8	29.2	2%
Total Operating Revenues	$1,411.5	$1,615.5	(13%)
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.

Investment management fees decreased $141.8 million for the three months ended December 31, 2018 primarily due to a 9% decrease in average AUM, a lower effective investment management fee rate and a $15.5 million decrease from a change in presentation of certain fees from investment management fees to distribution fees upon adoption of new revenue recognition accounting guidance on October 1, 2018. The decrease in average AUM occurred primarily in the global/international and multi-asset/balanced investment objectives, and across all sales regions, most significantly in the U.S. and Europe, Middle East and Africa.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 56.9 basis points for the three months ended December 31, 2018, from 59.2 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to a lower weighting of AUM in the global/international equity investment objective, which generally has the highest fee rates, along with a higher mix of AUM in lower fee products within the U.S. and Europe, Middle East and Africa sales regions for this investment objective, and the $15.5 million decrease from the change in presentation of certain fees discussed above.
Performance-based investment management fees were $4.1 million and $1.8 million for the three months ended December 31, 2018 and 2017, with the increase primarily due to fees earned from a real estate fund.
Our product offerings and global operations are diverse. As such, the impact of future changes in AUM on investment management fees will be affected by the relative mix of investment objective, geographic region, distribution channel and investment vehicle of the assets.
Sales and Distribution Fees
Sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are earned from the sale of certain classes of sponsored funds at the time of purchase (“commissionable sales”) and may be reduced or eliminated depending on the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
Our sponsored mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. The majority of U.S.-registered mutual funds, with the exception of certain money market funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S. funds.
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our funds on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2018	2017
Asset-based fees	$302.4	$340.8	(11%)
Sales-based fees	49.6	74.3	(33%)
Contingent sales charges	2.8	2.7	4%
Sales and Distribution Fees	$354.8	$417.8	(15%)
Asset-based distribution fees decreased $38.4 million for the three months ended December 31, 2018 primarily due to a $42.5 million decrease from a 12% decrease in the related average AUM and a $13.8 million decrease from a lower mix of U.S. Class C assets which have higher fee rates than other share classes. The decreases were partially offset by a $15.5 million increase from a change in presentation of certain fees to distribution fees from investment management fees upon adoption of new revenue recognition accounting guidance on October 1, 2018.
Sales-based fees decreased $24.7 million for the three months ended December 31, 2018 primarily due to a $25.3 million decrease from a 38% decrease in total commissionable sales. Commissionable sales represented 7% and 9% of total sales for the three months ended December 31, 2018 and 2017.
Contingent sales charges are earned from investor redemptions within a contracted period of time. These charges are levied only on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares.

Shareholder Servicing Fees
Substantially all shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. These fees are primarily determined based on a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain funds are based only on AUM.
Shareholder servicing fees increased $0.2 million for the three months ended December 31, 2018, primarily due to a $2.2 million increase from the recognition of certain fund reimbursements as revenue upon adoption of new revenue recognition accounting guidance on October 1, 2018. This increase was substantially offset by fee decreases primarily resulting from lower levels of related AUM.
Other
Other revenue increased $0.6 million for the three months ended December 31, 2018 primarily due to higher interest and dividend income from consolidated investment products (“CIPs”).
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2018	2017
Sales, distribution and marketing	$444.5	$528.7	(16%)
Compensation and benefits	355.0	332.5	7%
Information systems and technology	60.9	55.0	11%
Occupancy	31.2	29.4	6%
General, administrative and other	108.4	88.8	22%
Total Operating Expenses	$1,000.0	$1,034.4	(3%)
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily relate to services provided by financial advisers, broker-dealers and other third parties to our sponsored funds, including marketing support services. Substantially all sales expenses are incurred from the same commissionable sales transactions that generate sales fee revenues and are determined as a percentage of sales. Substantially all distribution expenses are incurred from assets that generate distribution fees and are determined as a percentage of AUM. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2018	2017
Asset-based expenses	$370.3	$440.6	(16%)
Sales-based expenses	52.5	69.0	(24%)
Amortization of deferred sales commissions	21.7	19.1	14%
Sales, Distribution and Marketing	$444.5	$528.7	(16%)
Asset-based expenses decreased $70.3 million for the three months ended December 31, 2018 primarily due to a $54.3 million decrease from a 12% decrease in the related average AUM and a $14.4 million decrease from a lower mix of U.S. Class C assets which have higher expense rates than other share classes. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.

Sales-based expenses decreased $16.5 million for the three months ended December 31, 2018 primarily due to a $22.6 million decrease from a 38% decrease in total commissionable sales. The decrease was partially offset by a $4.2 million increase from the recognition of sales commissions on U.S. Class C shares as expense at the time of sale, which is consistent with the treatment of contract costs with a useful life of one year or less under new revenue recognition accounting guidance adopted on October 1, 2018. The commissions relate to shares sold without a front-end sales charge and were deferred and amortized over one year in prior periods.
Amortization of deferred sales commissions increased $2.6 million for the three months ended December 31, 2018 primarily due to higher sales of non-U.S. shares sold without a front-end sales charge, partially offset by the change in accounting for U.S. Class C shares discussed above which resulted in no further deferral and amortization. The unamortized deferred Class C commission balance of $9.1 million at September 30, 2018 was reversed against retained earnings upon adoption of the new accounting guidance.
Compensation and Benefits
Compensation and benefit expenses increased $22.5 million for the three months ended December 31, 2018 due to increases of $14.8 million in salaries, wages and benefits and $7.7 million in variable compensation. Salaries, wages and benefits increased primarily due to increases of $8.2 million from higher average staffing levels and $5.8 million for annual salary increases that were effective December 1, 2018 and 2017. Variable compensation increased primarily due to increases of $4.6 million for retention bonuses related to acquisitions and $1.1 million related to product performance fees.
Variable compensation as a percentage of compensation and benefits was 33% for the three months ended December 31, 2018 and 2017. At December 31, 2018, our global workforce had increased to approximately 9,700 employees from approximately 9,500 at December 31, 2017.
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
Information Systems and Technology
Information systems and technology expenses increased $5.9 million for the three months ended December 31, 2018 primarily due to higher technology consulting and external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2018	2017
Net carrying value at beginning of period	$106.2	$102.1
Additions, net of disposals	9.5	16.0
Amortization	(11.8)	(12.2)
Net Carrying Value at End of Period	$103.9	$105.9
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $1.8 million for the three months ended December 31, 2018 primarily due to higher rent expense.

General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $19.6 million for the three months ended December 31, 2018 primarily due to a $13.9 million litigation settlement and higher professional fees and third-party service and fund administration fees, partially offset by lower CIPs expenses. Professional fees increased $7.3 million primarily related to the imminent acquisition of Benefit Street Partners L.L.C. Third-party fees primarily for sub-advisory and fund administration services increased $7.1 million, including $2.2 million from the recognition of certain payments reimbursed by funds as expense upon adoption of new revenue recognition accounting guidance on October 1, 2018. These increases were partially offset by a $6.0 million decrease in CIPs expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2018	2017
Investment and other income (losses), net	$(59.1)	$81.3	NM
Interest expense	(6.4)	(10.8)	(41%)
Other Income (Expenses), Net	$(65.5)	$70.5	NM
Investment and other income (losses), net consists primarily of income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, dividend and interest income, rental income and foreign currency exchange gains (losses).
Other income (expenses), net decreased $136.0 million for the three months ended December 31, 2018, primarily due to lower market valuations which resulted in losses from equity method investees, investments held by CIPs and investments held by the Company, as compared to gains from each in the prior year. Lower interest income also contributed to the decrease, which was partially offset by higher dividend income. Equity method investees generated losses of $37.6 million as compared to income of $35.2 million in the prior year, primarily due to losses on investments held by a global equity fund as compared to gains in the prior year. Investments of CIPs generated net losses of $49.0 million as compared to net gains of $16.0 million in the prior year. The losses were primarily from lower market valuations of holdings by various global/international equity and fixed income funds, a multi-asset/balanced fund and a U.S. fixed income fund. Investments held by the Company generated net losses of $15.8 million as compared to net gains of $0.6 million in the prior year. The losses include $8.4 million from trading investment securities and $7.5 million from equity securities that were classified as available-for-sale or carried at cost prior to the adoption of new financial instruments accounting guidance on October 1, 2018 which requires the changes in fair value of these securities to be recognized in earnings. The losses primarily resulted from lower market valuations of various nonconsolidated funds and other debt and equity securities. Interest income decreased $14.8 million primarily due to lower levels of cash equivalents and debt securities, partially offset by higher interest rates. The decreases were partially offset by a $20.9 million increase in dividend income primarily due to higher investments in, and yields on, money market funds.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at December 31, 2018, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$6,430.7	$—	$—	$—	$6,430.7
Investments
Equity
Global/international	3.7	111.5	592.2	88.3	795.7
United States	25.4	7.8	11.5	5.5	50.2
Total equity	29.1	119.3	603.7	93.8	845.9
Multi-Asset/Balanced	4.4	18.4	52.0	139.4	214.2
Fixed Income
Tax-free	—	0.2	4.1	—	4.3
Taxable
Global/international	81.6	98.3	160.0	619.5	959.4
United States	31.3	183.5	—	199.2	414.0
Total fixed income	112.9	282.0	164.1	818.7	1,377.7
Total investments	146.4	419.7	819.8	1,051.9	2,437.8
Total Cash and Cash Equivalents and Investments	$6,577.1	$419.7	$819.8	$1,051.9	$8,868.5

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2018 for information on investment accounting classifications.

[2]
Other consists of $90.8 million of debt securities and $11.9 million of investments in life settlement contracts, both of which are measured at fair value, and $43.7 million of investments carried at adjusted cost.

TAXES ON INCOME
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We completed our analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax liability of $982.8 million at December 31, 2018 is net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit may be reduced or eliminated by future regulation or legislation. The transition tax liability may also be adjusted in the future upon issuance of state legislative updates on tax reform and the completion of our tax return filings for fiscal year 2018.
Our effective income tax rate was 24.9% and 187.8% for the three months ended December 31, 2018 and 2017. The rate decrease was primarily due to the prior year impact of the transition tax, net of the tax benefit from the revaluation of net deferred tax liabilities at the lower statutory rate, and the current year impact of the lower 21% statutory rate as compared to a blended statutory rate of 24.5% in the prior year.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of earnings by jurisdictions. Changes in tax rates or tax legislation in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2018	2017
Operating cash flows	$266.0	$320.4
Investing cash flows	(110.3)	(58.6)
Financing cash flows	(396.1)	(51.1)
Net cash provided by operating activities decreased during the three months ended December 31, 2018 primarily due to activities of CIPs which had a decrease in accounts payable as compared to an increase in the prior year, partially offset by a decrease in receivables as compared to an increase in the prior year. Net cash used in investing activities increased primarily due to higher net purchases of investments and net purchases of investments of CIPs as compared to net liquidations in the prior year. Net cash used in financing activities increased primarily due to lower net subscriptions in CIPs by noncontrolling interests and higher repurchases of common stock.
The assets and liabilities of CIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the CIPs’ assets, other than our direct equity investment in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to our assets beyond the level of our direct investment, therefore we bear no other risks associated with the CIPs’ liabilities. Accordingly, the assets and liabilities of CIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2018	September 30, 2018
Assets
Cash and cash equivalents	$6,430.7	$6,610.8
Receivables	723.9	733.7
Investments	1,985.0	2,130.6
Total Liquid Assets	$9,139.6	$9,475.1

Liability
Debt	$697.7	$695.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2018 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of direct investments in redeemable CIPs, investments in sponsored and other funds, other equity and debt securities and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. At December 31, 2018, our subsidiaries held $3,340.4 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our products, as compared to $3,382.6 million held at September 30, 2018. Included in these amounts were liquid assets restricted by regulatory requirements from transfer to Franklin and other subsidiaries of $242.8 million at December 31, 2018 and $252.6 million at September 30, 2018. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense or other dilution to our earnings.

Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2018, $699.3 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at December 31, 2018.
At December 31, 2018, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular dividends of $0.26 and $0.23 per share during the three months ended December 31, 2018 and 2017. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on price, market and business conditions and other factors. We repurchased 10.7 million shares of our common stock at a cost of $326.9 million during the three months ended December 31, 2018, and 4.6 million shares at a cost of $200.0 million in the prior-year period. At December 31, 2018, 61.0 million shares remained available for repurchase under the authorization approved by our Board of Directors in April 2018.
We invested $6.5 million, net of redemptions, into our sponsored products during the three months ended December 31, 2018, and redeemed $91.3 million, net of investments, in the prior-year period.
On October 24, 2018, we entered into an acquisition agreement with a purchase consideration of approximately $683 million in cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2018. During fiscal year 2018, we purchased $32.6 million of certain equity and debt securities from two sponsored funds. None of these purchases occurred during the three months ended December 31, 2017.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITY
At December 31, 2018, there were no material changes in our contractual obligations, commitments, contingent liability and federal transition tax liability as reported in our Form 10‑K for fiscal year 2018.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2018.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2018, we were the primary beneficiary of 32 investment product VIEs.
Fair Value Measurements
A substantial amount of our investments is recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of December 31, 2018, Level 3 assets represented 14% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There was one Level 3 liability, a contingent consideration liability which was the only liability measured at fair value. There were $31.1 million of transfers out of and insignificant transfers into Level 3 during the three months ended December 31, 2018.
We adopted new accounting guidance on October 1, 2018 that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. The policy description for equity securities measured at fair value and their fair value methodologies is as follows.
Equity securities, at fair value consist of investments in nonconsolidated sponsored funds and other equity securities. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of funds is determined based on their published net asset value (“NAV”) or estimated using NAV as a practical expedient. The fair value of equity securities other than funds is determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2018, there were no impairments to goodwill or indefinite-lived intangible assets. We monitored market conditions, including changes in our AUM and weighted-average cost of capital, and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Revenues
We earn revenue primarily from providing investment management and related services to our customers, which are generally investment products or investors in separate accounts. In addition to investment management, services include fund administration, sales and distribution, and shareholder servicing. Revenues are recognized when our obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. The obligations are satisfied over time as the services are rendered, except for the sales and distribution obligations for the sale of shares of sponsored funds, which are satisfied on trade date. Multiple services included in customer contracts are accounted for separately when the obligations are determined to be distinct.

Fees from providing investment management and fund administration services (“investment management fees”), other than performance-based investment management fees, are determined based on a percentage of AUM, primarily on a monthly basis using daily average AUM, and are recognized as the services are performed over time. Performance-based investment management fees are generated when we exceed performance targets established in customer contracts. These fees are recognized when the amount is no longer probable of significant reversal and may relate to investment management services that were provided in prior periods.
Sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are based on contractual rates for sales of certain classes of sponsored funds and are recognized on trade date. Distribution service fees are determined based on a percentage of AUM, primarily on a monthly basis using daily average AUM. As the fee amounts are uncertain on trade date they are recognized over time as the amounts become known and may relate to sales and distribution services provided in prior periods.
Shareholder servicing fees are primarily determined based on a percentage of AUM on a monthly basis using daily average AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain investment products are based only on AUM. These fees are recognized as the services are performed over time.
AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market in accordance with the Company’s global valuation and pricing policy. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. As of December 31, 2018, our total AUM by fair value hierarchy level was 49% Level 1, 50% Level 2 and 1% Level 3. As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our services and products. We continue to analyze the impact of the Dodd-Frank Act as implementing rules are adopted and become effective. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are currently required, and further categories of swaps are likely to be required, to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. These and other requirements are likely to impact how we manage our investment strategies because of, among other things, an increase in the costs and expenses of utilizing swaps and other derivatives. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Compliance with certain aspects of the latter was required by December 1, 2018, and other aspects are delayed until June 1, 2019, subject to further regulatory update.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
As of May 2018, the EU’s GDPR strengthened and unified data protection rules for individuals within the EU. The GDPR also addresses export of personal data outside the EU. The primary objectives of the GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under the GDPR requires an extensive review of all of our global data processing systems. The failure to comply properly with GDPR rules on a timely basis and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs. For example, a failure to comply with the GDPR could result in fines up to 20 million Euros or 4% of our annual global revenues, whichever is higher.
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
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings may at times materially impact our effective tax rate. For example, the Tax Cuts and Jobs Act enacted into law in the U.S. in December 2017 includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2018, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2018.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2018 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10‑K for the fiscal year ended September 30, 2018 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10‑K for the fiscal year ended September 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2018.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	6,529,497	$29.67	6,529,497	65,205,380
November 2018	3,007,274	32.05	3,007,274	62,198,106
December 2018	1,207,422	30.45	1,207,422	60,990,684
Total	10,744,193		10,744,193
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

3(i)(a)
Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

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
Registrant’s Amended and Restated Bylaws (as adopted and effective October 22, 2018), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on October 24, 2018 (File No. 001-09318)

10.1
Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan, for executive officers of the Registrant (filed herewith)*

10.2
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance RSU) under the Registrant’s 2002 Universal Stock Incentive Plan, for executive officers of the Registrant (filed herewith)*

10.3	Named Executive Officer Compensation as of September 30, 2018 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) related notes (filed herewith)

__________________
*    Compensatory Plan, Contract or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	January 30, 2019	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial Officer)