Form 10-Q
period 2019-03-31
FRANKLIN RESOURCES INC
filed 2019-04-26
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES    ☒  NO
Number of shares of the registrant’s common stock outstanding at April 18, 2019: 507,559,742.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2019	2018	2019	2018
Operating Revenues
Investment management fees	$992.4	$1,117.1	$1,964.2	$2,230.7
Sales and distribution fees	358.5	409.8	713.3	827.6
Shareholder servicing fees	57.1	61.3	112.2	116.2
Other	25.8	29.6	55.6	58.8
Total operating revenues	1,433.8	1,617.8	2,845.3	3,233.3
Operating Expenses
Sales, distribution and marketing	449.4	521.5	893.9	1,050.2
Compensation and benefits	409.6	355.5	764.6	688.0
Information systems and technology	62.1	58.1	123.0	113.1
Occupancy	31.4	34.1	62.6	63.5
General, administrative and other	101.8	92.9	210.2	181.7
Total operating expenses	1,054.3	1,062.1	2,054.3	2,096.5
Operating Income	379.5	555.7	791.0	1,136.8
Other Income (Expenses)
Investment and other income, net	118.7	87.4	59.6	168.7
Interest expense	(5.7)	(10.0)	(12.1)	(20.8)
Other income, net	113.0	77.4	47.5	147.9
Income before taxes	492.5	633.1	838.5	1,284.7
Taxes on income	110.9	150.2	196.9	1,373.7
Net income (loss)	381.6	482.9	641.6	(89.0)
Less: net income (loss) attributable to
Redeemable noncontrolling interests	21.5	15.2	6.1	26.7
Nonredeemable noncontrolling interests	(7.4)	24.5	(7.9)	24.4
Net Income (Loss) Attributable to Franklin Resources, Inc.	$367.5	$443.2	$643.4	$(140.1)

Earnings (Loss) per Share
Basic	$0.72	$0.79	$1.26	$(0.29)
Diluted	0.72	0.78	1.25	(0.29)

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Income (Loss)	$381.6	$482.9	$641.6	$(89.0)
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	7.9	6.8	(6.7)	22.6
Net unrealized gains (losses) on defined benefit plans, net of tax	(0.7)	0.4	(1.1)	(0.7)
Net unrealized gains (losses) on investments, net of tax	(0.1)	(0.2)	(0.1)	3.3
Total other comprehensive income (loss)	7.1	7.0	(7.9)	25.2
Total comprehensive income (loss)	388.7	489.9	633.7	(63.8)
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	21.5	15.2	6.1	26.7
Nonredeemable noncontrolling interests	(7.4)	24.5	(7.9)	24.4
Comprehensive Income (Loss) Attributable to Franklin Resources, Inc.	$374.6	$450.2	$635.5	$(114.9)

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	March 31, 2019	September 30, 2018
Assets
Cash and cash equivalents	$5,680.6	$6,610.8
Receivables	747.5	733.7
Investments (including $502.9 and $551.6 at fair value at March 31, 2019 and September 30, 2018)	1,515.5	1,426.5
Assets of consolidated investment products
Cash and cash equivalents	265.4	299.8
Receivables	93.5	114.2
Investments, at fair value	2,139.6	2,109.4
Property and equipment, net	576.6	535.0
Goodwill and other intangible assets, net	3,027.9	2,333.4
Other	192.4	220.7
Total Assets	$14,239.0	$14,383.5

Liabilities
Compensation and benefits	$342.1	$405.6
Accounts payable and accrued expenses	210.1	158.9
Dividends	138.7	127.7
Commissions	267.4	297.9
Income taxes	915.9	1,034.8
Debt	697.9	695.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	44.9	68.0
Debt	32.8	32.6
Deferred taxes	130.2	126.5
Other	140.6	184.1
Total liabilities	2,920.6	3,132.0
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	819.3	1,043.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 507,714,184 and 519,122,574 shares issued and outstanding at March 31, 2019 and September 30, 2018	50.8	51.9
Retained earnings	10,219.5	10,217.9
Accumulated other comprehensive loss	(386.5)	(370.6)
Total Franklin Resources, Inc. stockholders’ equity	9,883.8	9,899.2
Nonredeemable noncontrolling interests	615.3	308.7
Total stockholders’ equity	10,499.1	10,207.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,239.0	$14,383.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2019	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income (loss)				275.9		275.9	(0.5)	275.4
Other comprehensive loss					(15.0)	(15.0)		(15.0)
Dividends declared on common stock ($0.26 per share)				(133.8)		(133.8)		(133.8)
Repurchase of common stock	(10.7)	(1.1)	(30.8)	(295.0)		(326.9)		(326.9)
Issuance of common stock	3.1	0.3	33.6			33.9		33.9
Stock-based compensation			(2.8)			(2.8)		(2.8)
Net subscriptions and other							23.1	23.1
Balance at December 31, 2018	511.5	$51.1	$—	$10,087.9	$(393.6)	$9,745.4	$331.3	$10,076.7
Net income (loss)				367.5		367.5	(7.4)	360.1
Other comprehensive income					7.1	7.1		7.1
Dividends declared on common stock ($0.26 per share)				(132.6)		(132.6)		(132.6)
Repurchase of common stock	(4.6)	(0.4)	(41.0)	(103.3)		(144.7)		(144.7)
Issuance of common stock	0.8	0.1	13.3			13.4		13.4
Stock-based compensation			27.7			27.7		27.7
Net subscriptions and other							51.0	51.0
Consolidation of investment product							24.3	24.3
Acquisition							216.1	216.1
Balance at March 31, 2019	507.7	$50.8	$—	$10,219.5	$(386.5)	$9,883.8	$615.3	$10,499.1

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2018	Shares	Amount
Balance at October 1, 2017	554.9	$55.5	$—	$12,849.3	$(284.8)	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance			2.1	(1.7)		0.4		0.4
Net loss				(583.3)		(583.3)	(0.1)	(583.4)
Other comprehensive income					18.2	18.2		18.2
Dividends declared on common stock ($0.23 per share)				(127.4)		(127.4)		(127.4)
Repurchase of common stock	(4.6)	(0.5)	(32.1)	(167.4)		(200.0)		(200.0)
Issuance of common stock	2.1	0.2	27.6			27.8		27.8
Stock-based compensation			2.4			2.4		2.4
Net subscriptions and other							7.0	7.0
Deconsolidation of investment product							(0.3)	(0.3)
Balance at December 31, 2017	552.4	$55.2	$—	$11,969.5	$(266.6)	$11,758.1	$322.4	$12,080.5
Adoption of new accounting guidance				0.1	(0.1)	—		—
Net income				443.2		443.2	24.5	467.7
Other comprehensive income					7.0	7.0		7.0
Dividends declared on common stock ($3.23 per share)				(1,762.0)		(1,762.0)		(1,762.0)
Repurchase of common stock	(11.1)	(1.1)	(44.6)	(386.9)		(432.6)		(432.6)
Issuance of common stock	0.4	0.1	13.7			13.8		13.8
Stock-based compensation			30.9			30.9		30.9
Net distributions and other							(1.3)	(1.3)
Deconsolidation of investment product							(1.8)	(1.8)
Balance at March 31, 2018	541.7	$54.2	$—	$10,263.9	$(259.7)	$10,058.4	$343.8	$10,402.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended March 31,
(in millions)	2019	2018
Net Income (Loss)	$641.6	$(89.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	39.8	40.5
Depreciation and other amortization	41.8	38.3
Stock-based compensation	59.4	61.2
Income from investments in equity method investees	(9.6)	(45.9)
Net losses (gains) on investments of consolidated investment products	17.2	(54.5)
Net purchase of investments by consolidated investment products	(240.3)	(28.3)
Deferred income taxes	7.5	(44.7)
Other	17.0	7.1
Changes in operating assets and liabilities:
Increase in receivables and other assets	(3.7)	(59.3)
Decrease in receivables of consolidated investment products	0.1	100.3
Decrease (increase) in investments, net	128.4	(34.6)
Decrease in accrued compensation and benefits	(72.2)	(107.0)
Decrease in commissions payable	(30.5)	(2.6)
Increase (decrease) in income taxes payable	(118.9)	1,103.6
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(23.0)	11.3
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(10.4)	0.6
Net cash provided by operating activities	444.2	897.0
Purchase of investments	(105.4)	(182.6)
Liquidation of investments	134.3	74.5
Purchase of investments by consolidated investment products	—	(40.3)
Liquidation of investments by consolidated investment products	—	68.6
Additions of property and equipment, net	(72.2)	(43.7)
Acquisitions, net of cash acquired	(684.2)	(9.7)
Net deconsolidation of investment products	(6.7)	(48.3)
Net cash used in investing activities	(734.2)	(181.5)
Issuance of common stock	12.8	13.6
Dividends paid on common stock	(255.4)	(239.0)
Repurchase of common stock	(469.4)	(619.4)
Proceeds from loan	1.7	—
Payments on debt by consolidated investment products	—	(19.6)
Payments on contingent consideration liability	(20.4)	(21.6)
Noncontrolling interests	67.9	121.5
Net cash used in financing activities	(662.8)	(764.5)
Effect of exchange rate changes on cash and cash equivalents	(11.8)	25.8
Decrease in cash and cash equivalents	(964.6)	(23.2)
Cash and cash equivalents, beginning of period	6,910.6	8,749.7
Cash and Cash Equivalents, End of Period	$5,946.0	$8,726.5

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$303.3	$310.9
Cash paid for interest	10.4	24.1
Cash paid for interest by consolidated investment products	1.1	1.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2018 (“fiscal year 2018”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2019.
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
The adoption of the guidance had no impact on operating income or net income. Individual line items in the consolidated statements of income were impacted as follows:

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	As Reported	Adoption Impact	Amount Without Adoption	As Reported	Adoption Impact	Amount Without Adoption
(in millions)
Operating Revenues
Investment management fees	$992.4	$14.9	$1,007.3	$1,964.2	$30.4	$1,994.6
Sales and distribution fees	358.5	(14.9)	343.6	713.3	(30.4)	682.9
Shareholder servicing fees	57.1	(1.5)	55.6	112.2	(3.7)	108.5

Operating Expenses
General, administrative and other	$101.8	$(1.5)	$100.3	$210.2	$(3.7)	$206.5
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

Note 3 – Acquisition
On February 1, 2019, the Company acquired all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager, for a purchase consideration of $717.4 million in cash, of which $135.0 million was used to retire debt. The acquisition provides the Company private credit capabilities that complement its alternative and fixed income strategies available to clients.
The preliminary allocation of estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed was as follows:

(in millions)	Estimated Fair Value
as of February 1, 2019
Cash	$33.2
Investments	138.8
Investments of consolidated investment products	84.9
Indefinite-lived intangible assets	307.5
Definite-lived intangible assets	75.8
Goodwill	315.8
Other assets	35.7
Other liabilities	(58.2)
Nonredeemable noncontrolling interests	(216.1)
Total Identifiable Net Assets	$717.4
The goodwill is primarily attributable to expected growth from the private credit asset class. The amount of goodwill expected to be deductible for tax purposes is $423.3 million, which includes deferred payments that are recognized as compensation expense for accounting purposes.
The intangible assets relate to acquired investment management contracts. Indefinite-lived intangible assets represent contracts for which there is no foreseeable limit on the contract period. Definite-lived intangible assets are amortized over their estimated useful lives, which range from four to six years. Amortization expense related to the definite-lived intangible assets was $3.1 million for the period ended March 31, 2019. These assets had a weighted-average remaining useful life of 4.4 years at March 31, 2019, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2019	$8.4
2020	17.2
2021	17.2
2022	17.2
2023	8.0
Thereafter	4.7
Total	$72.7
Costs incurred in connection with the acquisition were $6.8 million for the six months ended March 31, 2019.
The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying consolidated statements of income would have not have been materially different.

Note 4 – Earnings (Loss) per Share
The components of basic and diluted earnings (loss) per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss) attributable to Franklin Resources, Inc.	$367.5	$443.2	$643.4	$(140.1)
Less: allocation of earnings to participating nonvested stock and stock unit awards	3.8	15.2	6.0	16.3
Net Income (Loss) Available to Common Stockholders	$363.7	$428.0	$637.4	$(156.4)

Weighted-average shares outstanding – basic	504.7	545.0	507.6	547.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.4	0.5	0.4	—
Weighted-Average Shares Outstanding – Diluted	505.1	545.5	508.0	547.9

Earnings (Loss) per Share
Basic	$0.72	$0.79	$1.26	$(0.29)
Diluted	0.72	0.78	1.25	(0.29)
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive were 0.2 million and 0.3 million for the three and six months ended March 31, 2019, and 0.0 million and 1.9 million for the three and six months ended March 31, 2018.
Note 5 – Revenues
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
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers [1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended March 31, 2019
Investment management fees	$565.6	$263.4	$82.9	$56.9	$23.6	$—	$992.4
Sales and distribution fees	228.6	113.5	15.8	0.2	0.4	—	358.5
Shareholder servicing fees	47.1	7.4	0.1	2.5	—	—	57.1
Other	4.2	0.3	—	0.2	0.1	21.0	25.8
Total	$845.5	$384.6	$98.8	$59.8	$24.1	$21.0	$1,433.8

	Earned From Contracts With Customers					Not Earned From Contracts With Customers [1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the six months ended March 31, 2019
Investment management fees	$1,098.7	$531.1	$168.5	$118.3	$47.6	$—	$1,964.2
Sales and distribution fees	461.6	217.8	32.4	0.7	0.8	—	713.3
Shareholder servicing fees	92.0	15.1	0.1	5.0	—	—	112.2
Other	7.2	0.6	—	0.3	0.4	47.1	55.6
Total	$1,659.5	$764.6	$201.0	$124.3	$48.8	$47.1	$2,845.3
__________________

[1]	Consists of interest and dividend income from consolidated investment products.
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
Investments consisted of the following:

(in millions)	March 31, 2019
Equity securities, at fair value
Sponsored funds	$354.3
Other equity securities	68.8
Total equity securities, at fair value	423.1
Debt securities
Trading	57.1
Available-for-sale	11.0
Total debt securities	68.1
Investments in equity method investees	982.8
Other investments	41.5
Total	$1,515.5

(in millions)	September 30, 2018
Investment securities, trading
Sponsored funds	$248.1
Debt and other equity securities	97.6
Total investment securities, trading	345.7
Investment securities, available-for-sale
Sponsored funds	178.6
Debt and other equity securities	15.5
Total investment securities, available-for-sale	194.1
Investments in equity method investees	780.8
Other investments	105.9
Total	$1,426.5
Equity securities, at fair value include investments that were classified as trading or available-for-sale or carried at cost prior to adoption of the new guidance. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of funds is determined based on their published NAV or estimated using NAV as a practical expedient. The fair value of equity securities other than funds is determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Effective October 1, 2018, equity investments that do not have a readily determinable fair value are measured at cost adjusted for observable price changes and impairment, if any, which are recognized in earnings. The impairment assessment for these investments considers qualitative factors, including the financial condition and specific events related to the investee, that may indicate the fair value of the investment is less than its carrying value.
Investment balances and related changes for the prior year have not been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2019.
Investment securities with aggregate carrying amounts of $1.2 million were pledged as collateral at both March 31, 2019 and September 30, 2018.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
as of March 31, 2019
Debt securities	$13.1	$—	$(2.1)	$11.0

as of September 30, 2018
Sponsored funds	$172.9	$8.3	$(2.6)	$178.6
Debt and other equity securities	16.8	0.5	(1.8)	15.5
Total	$189.7	$8.8	$(4.4)	$194.1
Gross unrealized losses relating to investment securities, available-for-sale aggregated by length of time that individual securities have been in a continuous unrealized loss position were as follows:

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of March 31, 2019
Debt securities	$10.2	$(2.1)	$0.6	$—	$10.8	$(2.1)

as of September 30, 2018
Sponsored funds	$48.8	$(2.1)	$21.0	$(0.5)	$69.8	$(2.6)
Debt and other equity securities	10.9	(1.8)	—	—	10.9	(1.8)
Total	$59.7	$(3.9)	$21.0	$(0.5)	$80.7	$(4.4)
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 8 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2019
Assets
Equity securities, at fair value
Sponsored funds	$281.4	$—	$—	$72.9	$354.3
Other equity securities	23.4	0.9	5.7	38.8	68.8
Debt securities
Trading	2.6	38.3	16.2	—	57.1
Available-for-sale	—	10.7	0.3	—	11.0
Life settlement contracts	—	—	11.7	—	11.7
Total Assets Measured at Fair Value	$307.4	$49.9	$33.9	$111.7	$502.9

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2018
Assets
Investment securities, trading
Sponsored funds	$248.1	$—	$—	$248.1
Debt and other equity securities	26.6	50.5	20.5	97.6
Investment securities, available-for-sale
Sponsored funds	178.6	—	—	178.6
Debt and other equity securities	4.4	10.8	0.3	15.5
Life settlement contracts	—	—	11.8	11.8
Total Assets Measured at Fair Value	$457.7	$61.3	$32.6	$551.6

Liability
Contingent consideration liability	$—	$—	$38.7	$38.7
Level 1 assets consist primarily of sponsored funds and other equity securities for which the fair values are based on published NAV or quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of debt and equity securities and life settlement contracts for which the fair values are primarily based on discounted cash flows using significant unobservable inputs.
The fair value of the contingent consideration liability was determined using the net present value of anticipated future cash flows based on estimated future revenue and profits and timing of payments.
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity, infrastructure and real estate funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. The expected weighted-average life for $54.2 million of the investments was 1.8 years at March 31, 2019. The liquidation periods for a $47.7 million investment in a nonredeemable private debt fund and $1.9 million of investments in real estate funds are unknown. The Company’s unfunded commitments to the funds totaled $4.9 million at March 31, 2019.
Changes in the Level 3 assets and liability were as follows:

	2019		2018
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the three months ended March 31,
Balance at beginning of period	$29.0	$(40.0)	$210.1	$(62.0)
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.8	—	1.8	—
Included in general, administrative and other expense	—	(0.7)	—	(1.6)
Purchases	5.0	—	1.4	—
Settlements	(0.9)	40.7	(1.9)	32.4
Foreign exchange revaluation	—	—	(3.3)	—
Balance at End of Period	$33.9	$—	$208.1	$(31.2)
Change in unrealized gains (losses) included in net income (loss) relating to assets and liability held at end of period	$0.3	$—	$0.8	$(1.6)

	2019		2018
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the six months ended March 31,
Balance at beginning of period	$32.6	$(38.7)	$199.9	$(51.0)
Total realized and unrealized gains (losses)
Included in investment and other income, net	3.6	—	3.0	—
Included in general, administrative and other expense	—	(2.0)	—	(5.6)
Purchases	5.0	—	6.7	—
Sales	(4.3)	—	—	—
Settlements	(0.9)	40.7	(1.9)	32.4
Transfers out of Level 3	(2.1)	—	—	—
Foreign exchange revaluation and other	—	—	0.4	(7.0)
Balance at End of Period	$33.9	$—	$208.1	$(31.2)
Change in unrealized gains (losses) included in net income (loss) relating to assets and liability held at end of period	$3.0	$—	$2.0	$(5.6)
There were no transfers out of Level 3 during the three months ended March 31, 2019 and 2018, or into Level 3 during the six months ended March 31, 2019 and 2018.
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Debt securities, trading	$16.2	Discounted cash flow	Discount rate	3.2%–12.2% (6.2%)
			Risk premium	2.0%–6.0% (2.7%)

Life settlement contracts	11.7	Discounted cash flow	Life expectancy	20–111 months (58)
			Discount rate	8.0%–20.0% (13.3%)
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$20.5	Discounted cash flow	Discount rate	4.1%–12.3% (5.8%)
			Risk premium	2.0%–6.7% (3.6%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–115 months (61)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liability	38.7	Discounted cash flow	Discount rate	13.0%
If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of March 31, 2019, the resulting fair value of the assets or liability would be lower (higher).

Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2019		September 30, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$5,680.6	$5,680.6	$6,610.8	$6,610.8
Other investments
Time deposits	2	14.9	14.9	12.3	12.3
Equity securities	3	14.9	15.1	81.8	103.6

Financial Liability
Debt	2	$697.9	$695.0	$695.9	$671.1
Note 8 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 62 and 53 CIPs as of March 31, 2019 and September 30, 2018.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2019	September 30, 2018
Assets
Cash and cash equivalents	$265.4	$299.8
Receivables	93.5	114.2
Investments, at fair value	2,139.6	2,109.4
Other assets	—	1.0
Total Assets	$2,498.5	$2,524.4

Liabilities
Accounts payable and accrued expenses	$44.9	$68.0
Debt	32.8	32.6
Other liabilities	—	9.3
Total liabilities	77.7	109.9
Redeemable Noncontrolling Interests	819.3	1,043.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,161.2	1,092.6
Nonredeemable noncontrolling interests	440.3	278.3
Total stockholders’ equity	1,601.5	1,370.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,498.5	$2,524.4
The CIPs did not have a significant impact on net income (loss) attributable to the Company during the three and six months ended March 31, 2019 and 2018.
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
Investments
Investments of CIPs consisted of the following:

(in millions)	March 31, 2019	September 30, 2018
Investment securities traded in active markets	$1,521.5	$1,651.8
Other equity securities	418.9	311.0
Other debt securities	131.7	114.3
Loans	38.4	32.3
Real estate	29.1	—
Total	$2,139.6	$2,109.4
Investment securities traded in active markets consist of debt and equity securities. Other equity securities primarily consist of equity securities of entities in emerging markets and fund products. Other debt securities consist of debt securities of entities in emerging markets and other debt instruments.
Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2019
Assets
Investments
Equity securities	$161.0	$271.0	$257.6	$162.4	$852.0
Debt securities	0.6	1,087.8	131.7	—	1,220.1
Loans	—	—	38.4	—	38.4
Real estate	—	—	29.1	—	29.1
Total Assets Measured at Fair Value	$161.6	$1,358.8	$456.8	$162.4	$2,139.6

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2018
Assets
Investments
Equity securities	$270.7	$154.8	$199.7	$113.8	$739.0
Debt securities	0.6	1,219.5	118.0	—	1,338.1
Loans	—	—	32.3	—	32.3
Total Assets Measured at Fair Value	$271.3	$1,374.3	$350.0	$113.8	$2,109.4

Liabilities
Other liabilities	$0.6	$8.7	$—	$—	$9.3

Level 1 assets consist of equity and debt securities for which the fair values are based on quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of equity and debt securities of entities in emerging markets, other equity and debt instruments, loans and real estate for which the fair values are determined using significant unobservable inputs in either a market-based or income-based approach.
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.4 years and 3.5 years at March 31, 2019 and September 30, 2018. The CIPs’ unfunded commitments to these funds totaled $173.4 million and $1.9 million, of which the Company was contractually obligated to fund $21.2 million and $0.4 million based on its ownership percentage in the CIPs, at March 31, 2019 and September 30, 2018.
Changes in Level 3 assets were as follows:

(in millions)	Equity Securities	Debt Securities	Loans	Real Estate	Total Level 3 Assets
for the three months ended March 31, 2019
Balance at January 1, 2019	$193.6	$100.9	$39.2	$—	$333.7
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income, net	(4.5)	(3.8)	(0.5)	3.4	(5.4)
Purchases	25.7	9.4	—	25.6	60.7
Sales	(0.3)	(14.2)	(0.3)	—	(14.8)
Foreign exchange revaluation	(2.1)	(0.3)	—	0.1	(2.3)
Balance at March 31, 2019	$257.6	$131.7	$38.4	$29.1	$456.8
Change in unrealized gains (losses) included in net income (loss) relating to assets held at the end of period	$(4.8)	$(3.2)	$(0.2)	$3.4	$(4.8)

(in millions)	Equity Securities	Debt Securities	Loans	Real Estate	Total Level 3 Assets
for the six months ended March 31, 2019
Balance at October 1, 2018	$199.7	$118.0	$32.3	$—	$350.0
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income, net	6.9	(11.0)	(1.5)	3.4	(2.2)
Purchases	35.4	9.4	8.2	25.6	78.6
Sales	(0.4)	(20.1)	(0.6)	—	(21.1)
Settlements	(1.0)	(0.1)	—	—	(1.1)
Transfers into Level 3	0.1	—	—	—	0.1
Transfers out of Level 3	(25.4)	(3.6)	—	—	(29.0)
Foreign exchange revaluation	(2.9)	(0.6)	—	0.1	(3.4)
Balance at March 31, 2019	$257.6	$131.7	$38.4	$29.1	$456.8
Change in unrealized gains (losses) included in net income (loss) relating to assets held at the end of period	$7.0	$(3.9)	$(0.9)	$3.4	$5.6

	Three Months Ended March 31, 2018			Six Months Ended March 31, 2018
	Equity Securities	Debt Securities	Total Level 3 Assets	Equity Securities	Debt Securities	Total Level 3 Assets
(in millions)
Balance at beginning of period	$159.6	$136.2	$295.8	$160.7	$135.4	$296.1
Realized and unrealized gains included in investment and other income, net	15.6	2.0	17.6	17.5	2.1	19.6
Purchases	11.5	10.5	22.0	22.6	10.5	33.1
Sales	—	(37.7)	(37.7)	(14.9)	(37.7)	(52.6)
Foreign exchange revaluation	1.7	1.2	2.9	2.5	1.9	4.4
Balance at End of Period	$188.4	$112.2	$300.6	$188.4	$112.2	$300.6
Change in unrealized gains included in net income (loss) relating to assets held at the end of period	$15.4	$—	$15.4	$16.3	$0.1	$16.4
There were no transfers into or out of Level 3 during the three months ended March 31, 2019 or the six months ended March 31, 2018.
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Equity securities	$156.8	Market comparable companies	EBITDA multiple	4.7–13.6 (9.0)
	80.7	Discounted cash flow	Discount rate	6.0%–18.2% (13.0%)
	20.1	Market pricing	Private sale pricing	$0.25–$3.38 ($1.62) per share

Debt securities	111.9	Discounted cash flow	Discount rate	6.0%–23.0% (12.9%)
	19.8	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	12.3

Loans	38.4	Discounted cash flow	Loss-adjusted discount rate	3.0%–25.3% (13.2%)

Real estate	29.1	Yield capitalization	Equivalent yield	5.0%
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$171.9	Market comparable companies	EBITDA multiple	5.0–13.6 (9.3)
	27.8	Discounted cash flow	Discount rate	8.0%–16.5% (14.1%)

Debt securities	78.7	Discounted cash flow	Discount rate	7.0%–14.8% (10.8%)
	33.9	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	5.4	Market pricing	Private sale pricing	$42 per $100 of par

Loans	32.3	Discounted cash flow	Loss-adjusted discount rate	3.0%–22.7% (12.0%)
If the relevant significant inputs used in the market-based or yield capitalization valuations were independently higher (lower) as of March 31, 2019, the resulting fair value of the securities would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of March 31, 2019, the resulting fair value of the securities would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2019		September 30, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$265.4	$265.4	$299.8	$299.8
Financial Liability
Debt	3	$32.8	$32.6	$32.6	$32.4
Debt
Debt of CIPs totaled $32.8 million and $32.6 million at March 31, 2019 and September 30, 2018. The debt had fixed and floating interest rates ranging from 3.07% to 8.31% with a weighted-average effective interest rate of 7.12% at March 31, 2019, and from 3.07% to 7.88% with a weighted-average effective interest rate of 6.79% at September 30, 2018. The debt matures in fiscal year 2019.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the six months ended March 31,	2019	2018
Balance at beginning of period	$1,043.6	$1,941.9
Net income	6.1	26.7
Net (distributions) subscriptions and other	(6.2)	115.8
Net deconsolidations	(224.2)	—
Balance at End of Period	$819.3	$2,084.4
Note 9 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management and other fee receivables as follows:

(in millions)	March 31, 2019	September 30, 2018
Investments	$346.1	$161.8
Receivables	168.3	140.1
Total	$514.4	$301.9
While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the six months ended March 31, 2019. During fiscal year 2018, the Company purchased $32.6 million of certain equity and debt securities from two sponsored funds. None of the purchases occurred during the six months ended March 31, 2018.

Note 10 – Taxes on Income
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate to 21% and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The Company completed its analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax expense recognized in the prior fiscal year was net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit may be reduced or eliminated by future regulation or legislation. The transition tax may also be adjusted in the future upon issuance of state legislative updates on tax reform and the completion of the Company’s tax return filings for fiscal year 2018.
Note 11 – Commitments and Contingencies
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
While management strongly believes that the claims asserted in the consolidated litigation are without merit, in order to avoid protracted litigation, on December 3, 2018, Franklin elected to enter into an agreement-in-principle to resolve the matter for a cash payment of $13.9 million, which the Company has accrued. In addition, Franklin agreed, among other Plan changes, to increase its existing matching contributions from 75% to 85% for eligible participant salary deferrals for a period of three years. The agreement is subject to court approval.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2019 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At March 31, 2019, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2018.

Note 12 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the six months ended March 31, 2019
Nonvested balance at October 1, 2018	2,678	1,813	4,491	$39.08
Granted	3,785	890	4,675	30.68
Vested	(274)	(606)	(880)	37.87
Forfeited/canceled	(188)	(200)	(388)	37.56
Nonvested Balance at March 31, 2019	6,001	1,897	7,898	$34.32
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $187.8 million at March 31, 2019. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Investment and Other Income, Net
Dividend income	$24.2	$8.7	$49.8	$13.4
Interest income	8.5	25.7	17.5	49.5
Gains (losses) on investments, net	(0.6)	5.5	(16.4)	6.1
Income from investments in equity method investees	47.2	10.7	9.6	45.9
Gains (losses) on investments of CIPs, net	31.8	38.6	(17.2)	54.6
Rental income	5.0	4.0	9.9	7.7
Foreign currency exchange gains (losses), net	2.5	(7.8)	7.2	(10.7)
Other, net	0.1	2.0	(0.8)	2.2
Total	118.7	87.4	59.6	168.7
Interest Expense	(5.7)	(10.0)	(12.1)	(20.8)
Other Income, Net	$113.0	$77.4	$47.5	$147.9
Substantially all dividend income was generated by investments in nonconsolidated funds. Interest income was primarily generated by cash equivalents and debt securities. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value and trading debt securities.
Proceeds from the sale of available-for-sale securities were $25.4 million and $41.4 million for the three and six months ended March 31, 2018. There were no sales of available-for-sale securities in the current fiscal year.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at March 31, 2019 were $1.5 million and $(10.6) million for the three and six months ended March 31, 2019, and net gains recognized on trading investment securities that were held by the Company at March 31, 2018 were $2.1 million and $3.3 million for the three and six months ended March 31, 2018. Net gains (losses) recognized on investment securities of CIPs that were held at March 31, 2019 and 2018 were $30.2 million and $2.3 million for the three and six months ended March 31, 2019, and $(30.1) million and $(10.0) million for the three and six months ended March 31, 2018.

Note 14 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Losses on Investments	Total
for the three months ended March 31, 2019
Balance at January 1, 2019	$(387.5)	$(4.6)	$(1.5)	$(393.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	7.6	(0.7)	(0.1)	6.8
Reclassifications to net investment and other income, net of tax	0.3	—	—	0.3
Total other comprehensive income (loss)	7.9	(0.7)	(0.1)	7.1
Balance at March 31, 2019	$(379.6)	$(5.3)	$(1.6)	$(386.5)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the six months ended March 31, 2019
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(6.8)	(1.1)	(0.1)	(8.0)
Reclassifications to net investment and other income, net of tax	0.1	—	—	0.1
Total other comprehensive loss	(6.7)	(1.1)	(0.1)	(7.9)
Balance at March 31, 2019	$(379.6)	$(5.3)	$(1.6)	$(386.5)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the three months ended March 31, 2018
Balance at January 1, 2018	$(265.2)	$(7.1)	$5.7	$(266.6)
Adoption of new accounting guidance	—	(0.1)	—	(0.1)
Other comprehensive income (loss)
Other comprehensive income before reclassifications, net of tax	8.3	0.4	1.5	10.2
Reclassifications to net investment and other income, net of tax	(1.5)	—	(1.7)	(3.2)
Total other comprehensive income (loss)	6.8	0.4	(0.2)	7.0
Balance at March 31, 2018	$(258.4)	$(6.8)	$5.5	$(259.7)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the six months ended March 31, 2018
Balance at October 1, 2017	$(281.0)	$(6.0)	$2.2	$(284.8)
Adoption of new accounting guidance	—	(0.1)	—	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	24.1	(0.7)	5.0	28.4
Reclassifications to net investment and other income, net of tax	(1.5)	—	(1.7)	(3.2)
Total other comprehensive income (loss)	22.6	(0.7)	3.3	25.2
Balance at March 31, 2018	$(258.4)	$(6.8)	$5.5	$(259.7)
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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products which include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales and distribution, marketing, shareholder servicing and other services. Our products and investment management and related services are distributed or marketed to investors globally under various distinct brand names, including Franklin® and Templeton®. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, which meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

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
During our second fiscal quarter, the global equity markets provided strong gains which largely offset market declines in the prior quarter. The S&P 500 Index and MSCI World Index increased 13.7% and 12.7% for the quarter, reflecting easing of concerns about slowing economic growth, global trade tensions and rising interest rates, among other things, but remained down 1.7% and 2.4% for our fiscal year to date. The global bond markets were positive as the Bloomberg Barclays Global Aggregate Index increased 2.2% during the quarter and 3.4% for the fiscal year to date.
Our total AUM at March 31, 2019 was $712.3 billion, 1% lower than at September 30, 2018 and 3% lower than at March 31, 2018. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2019 decreased 8% from the same periods in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2019	2018		2019	2018
Operating revenues	$1,433.8	$1,617.8	(11%)	$2,845.3	$3,233.3	(12%)
Operating income	379.5	555.7	(32%)	791.0	1,136.8	(30%)
Net income (loss) attributable to Franklin Resources, Inc.	367.5	443.2	(17%)	643.4	(140.1)	NM
Diluted earnings (loss) per share	$0.72	$0.78	(8%)	$1.25	$(0.29)	NM
Operating margin [1]	26.5%	34.3%		27.8%	35.2%
__________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $176.2 million for the three months ended March 31, 2019, as compared to the same period in the prior fiscal year, as operating revenues decreased 11% and operating expenses decreased 1%. Net income attributable to Franklin Resources, Inc. decreased $75.7 million primarily due to the decrease in operating income, partially offset by higher investment and other income, net, less the portion attributable to noncontrolling interests.
Operating income decreased $345.8 million for the six months ended March 31, 2019, as compared to the same period in the prior fiscal year, as operating revenues decreased 12% and operating expenses decreased 2%. The net loss attributable to Franklin Resources, Inc. for the six months ended March 31, 2018 included the impact of an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Cuts and Jobs Act of 2017.
Diluted earnings per share of $0.72 and $1.25 for the three and six months ended March 31, 2019 includes the impacts of 7% decreases in diluted average common shares outstanding in both periods primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2019. The diluted loss per share for the six months ended March 31, 2018 reflects a $1.95 per share impact from the estimated income tax charge.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	March 31, 2019	March 31, 2018	Percent Change
Equity
Global/international	$174.4	$202.7	(14%)
United States	109.5	106.6	3%
Total equity	283.9	309.3	(8%)
Multi-Asset/Balanced	134.7	137.6	(2%)
Fixed Income
Tax-free	63.4	67.0	(5%)
Taxable
Global/international	152.5	165.0	(8%)
United States	68.9	48.2	43%
Total fixed income	284.8	280.2	2%
Cash Management	8.9	10.4	(14%)
Total	$712.3	$737.5	(3%)
AUM at March 31, 2019 decreased 3% from March 31, 2018 as $39.3 billion of net outflows and a $22.1 billion decrease from net market change, distributions and other were partially offset by $36.2 billion from acquisitions.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2019	2018		2019	2018
Equity
Global/international	$173.6	$210.9	(18%)	25%	28%
United States	105.1	109.5	(4%)	16%	15%
Total equity	278.7	320.4	(13%)	41%	43%
Multi-Asset/Balanced	131.1	141.5	(7%)	19%	19%
Fixed Income
Tax-free	62.6	68.0	(8%)	9%	9%
Taxable
Global/international	151.1	165.1	(8%)	22%	22%
United States	55.5	49.2	13%	8%	6%
Total fixed income	269.2	282.3	(5%)	39%	37%
Cash Management	9.6	7.6	26%	1%	1%
Total	$688.6	$751.8	(8%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2019	2018		2019	2018
Equity
Global/international	$178.0	$210.3	(15%)	26%	28%
United States	107.0	109.0	(2%)	16%	14%
Total equity	285.0	319.3	(11%)	42%	42%
Multi-Asset/Balanced	132.6	142.1	(7%)	19%	19%
Fixed Income
Tax-free	62.7	69.0	(9%)	9%	9%
Taxable
Global/international	150.8	164.8	(8%)	22%	22%
United States	50.5	49.7	2%	7%	7%
Total fixed income	264.0	283.5	(7%)	38%	38%
Cash Management	9.5	7.1	34%	1%	1%
Total	$691.1	$752.0	(8%)	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2019	2018		2019	2018
Beginning AUM	$649.9	$753.8	(14%)	$717.1	$753.2	(5%)
Long-term sales	27.0	28.6	(6%)	48.7	56.7	(14%)
Long-term redemptions	(36.2)	(41.7)	(13%)	(78.6)	(81.1)	(3%)
Long-term net exchanges	—	(0.1)	(100%)	(0.5)	(0.2)	150%
Long-term reinvested distributions	2.9	3.2	(9%)	16.8	12.3	37%
Net flows	(6.3)	(10.0)	(37%)	(13.6)	(12.3)	11%
Acquisition	26.4	—	NM	26.4	—	NM
Net market change, distributions and other	42.3	(6.3)	NM	(17.6)	(3.4)	418%
Ending AUM	$712.3	$737.5	(3%)	$712.3	$737.5	(3%)
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended March 31, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2019	$166.0	$97.1	$124.8	$62.0	$147.7	$42.2	$10.1	$649.9
Long-term sales	5.1	4.1	3.1	1.8	11.1	1.8	—	27.0
Long-term redemptions	(12.0)	(5.8)	(4.4)	(2.2)	(8.6)	(3.2)	—	(36.2)
Long-term net exchanges	(0.2)	(0.1)	0.1	0.2	—	—	—	—
Long-term reinvested distributions	0.1	—	1.1	0.4	1.1	0.2	—	2.9
Net flows	(7.0)	(1.8)	(0.1)	0.2	3.6	(1.2)	—	(6.3)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	15.4	14.2	10.0	1.2	1.2	1.5	(1.2)	42.3
AUM at March 31, 2019	$174.4	$109.5	$134.7	$63.4	$152.5	$68.9	$8.9	$712.3

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended March 31, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2018	$212.0	$109.4	$142.7	$69.4	$163.7	$50.0	$6.6	$753.8
Long-term sales	6.6	4.1	4.0	1.7	10.3	1.9	—	28.6
Long-term redemptions	(11.6)	(6.7)	(6.3)	(3.1)	(11.0)	(3.0)	—	(41.7)
Long-term net exchanges	0.1	0.1	—	(0.2)	(0.1)	—	—	(0.1)
Long-term reinvested distributions	0.4	—	1.2	0.5	0.9	0.2	—	3.2
Net flows	(4.5)	(2.5)	(1.1)	(1.1)	0.1	(0.9)	—	(10.0)
Net market change, distributions and other	(4.8)	(0.3)	(4.0)	(1.3)	1.2	(0.9)	3.8	(6.3)
AUM at March 31, 2018	$202.7	$106.6	$137.6	$67.0	$165.0	$48.2	$10.4	$737.5
AUM increased $62.4 billion or 10% during the quarter ended March 31, 2019 due to $42.3 billion of net market change, distributions and other, and $26.4 billion from an acquisition, partially offset by $6.3 billion of net outflows. Net market change, distributions and other primarily consists of $47.0 billion of market appreciation, partially offset by $3.9 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, most significantly in equity and multi-asset/balanced products, and reflected positive returns in global equity markets as evidenced by increases of 13.7% and 12.7% in the S&P 500 Index and MSCI World Index. The net outflows included outflows of $2.2 billion from three institutional separate accounts due to the clients’ mandatory redemption policies following portfolio manager departures, $1.2 billion from two sub-advised institutional products and $0.9 billion from a global/international equity fund, and inflows of $2.2 billion in two global/international fixed income funds. Long-term sales decreased 6% to $27.0 billion, as compared to the prior-year period, primarily due to lower sales in global/international equity products. Long-term redemptions decreased 13% to $36.2 billion primarily due to lower redemptions of global/international fixed income and multi-asset/balanced products.
AUM decreased $16.3 billion or 2% during the quarter ended March 31, 2018 due to $10.0 billion of net outflows and $6.3 billion of net market change, distributions and other. The net outflows included outflows of $1.3 billion from two global/international fixed income funds with global macro strategies, $1.1 billion from a multi-asset/balanced fund and $0.9 billion from a global/international equity fund, and inflows of $1.2 billion in a global/international fixed income fund. Net market change, distributions and other primarily consists of $6.1 billion of market depreciation and $4.2 billion of long-term distributions, partially offset by a $3.8 billion increase in net cash management. The market depreciation occurred in all long-term investment objectives with the exception of global/international fixed income, most significantly in equity and multi-asset/balanced products, and reflected negative returns in global equity markets as evidenced by decreases of 0.8% and 1.2% in the S&P 500 Index and MSCI World Index.

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the six months ended March 31, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	9.4	8.1	5.9	3.4	18.5	3.4	—	48.7
Long-term redemptions	(21.7)	(12.1)	(11.2)	(6.1)	(20.7)	(6.8)	—	(78.6)
Long-term net exchanges	(0.6)	—	(0.1)	—	0.2	—	—	(0.5)
Long-term reinvested distributions	4.5	5.0	3.0	0.9	2.9	0.5	—	16.8
Net flows	(8.4)	1.0	(2.4)	(1.8)	0.9	(2.9)	—	(13.6)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	(11.6)	(6.7)	(1.8)	1.3	1.0	0.6	(0.4)	(17.6)
AUM at March 31, 2019	$174.4	$109.5	$134.7	$63.4	$152.5	$68.9	$8.9	$712.3

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the six months ended March 31, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	12.5	7.7	7.5	3.2	21.4	4.4	—	56.7
Long-term redemptions	(23.2)	(12.2)	(12.1)	(6.3)	(21.2)	(6.1)	—	(81.1)
Long-term net exchanges	0.2	0.1	0.1	(0.4)	(0.4)	0.2	—	(0.2)
Long-term reinvested distributions	2.4	3.4	2.9	1.0	2.1	0.5	—	12.3
Net flows	(8.1)	(1.0)	(1.6)	(2.5)	1.9	(1.0)	—	(12.3)
Net market change, distributions and other	1.0	0.4	(4.1)	(1.5)	(1.9)	(1.4)	4.1	(3.4)
AUM at March 31, 2018	$202.7	$106.6	$137.6	$67.0	$165.0	$48.2	$10.4	$737.5
AUM decreased $4.8 billion or 1% during the six months ended March 31, 2019 due to $17.6 billion from net market change, distributions and other, and $13.6 billion of net outflows, substantially offset by $26.4 billion from an acquisition. Net market change, distributions and other primarily consists of $19.7 billion of long-term distributions, partially offset by $3.5 billion of market appreciation. The market appreciation occurred in all fixed income and the multi-asset/balanced investment objectives, partially offset by depreciation in the equity objectives, and reflected positive returns in global fixed income markets as evidenced by a 3.4% increase in the Bloomberg Barclays Global Aggregate Index and declines in global equity markets as evidenced by decreases of 1.7% and 2.4% in the S&P 500 Index and MSCI World Index. The net outflows included $2.1 billion from three institutional separate accounts due to the clients’ mandatory redemption policies following portfolio manager departures, $1.4 billion from a multi-asset/balanced fund, $1.3 billion from a global/international equity fund and $1.2 billion from two sub-advised institutional products, and inflows of $2.4 billion in two global/international fixed income funds. Long-term sales decreased 14% to $48.7 billion, as compared to the prior-year period, primarily due to lower sales of global/international products. Long-term redemptions decreased 3% to $78.6 billion with decreases in all investment objectives except U.S. taxable fixed income products.
AUM decreased $15.7 billion during the six months ended March 31, 2018 due to $12.3 billion of net outflows and $3.4 billion of net market change, distributions and other. The net outflows included outflows of $2.1 billion from three global/international fixed income funds with global macro strategies, $1.6 billion from a multi-asset/balanced fund, $0.8 billion from a global/international equity fund and $0.7 billion from an institutional separate account, and inflows of $2.5 billion in a global/international fixed income fund and $1.1 billion in an institutional separate account. Net market change, distributions and other primarily consists of $15.7 billion of long-term distributions, net of $7.3 billion of market appreciation and a $4.1 billion increase in net cash management. The market appreciation occurred primarily in equity products and reflected positive returns in global equity markets as evidenced by increases of 5.8% and 4.4% in the S&P 500 Index and MSCI World Index.
Average AUM by sales region was as follows:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2019	2018		2019	2018
United States	$464.8	$494.1	(6%)	$465.7	$496.5	(6%)
International
Europe, Middle East and Africa	91.4	110.8	(18%)	92.8	109.9	(16%)
Asia-Pacific	90.1	97.7	(8%)	89.7	96.1	(7%)
Canada	27.6	31.2	(12%)	28.0	31.5	(11%)
Latin America [1]	14.7	18.0	(18%)	14.9	18.0	(17%)
Total international	223.8	257.7	(13%)	225.4	255.5	(12%)
Total	$688.6	$751.8	(8%)	$691.1	$752.0	(8%)
__________________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 67% for the three and six months ended March 31, 2019 and 66% for the same periods in the prior fiscal year.

The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 91% of AUM exceeding the benchmark and peer group median comparisons for the ten-year period. Higher relative investment performance by these products during the six months ended March 31, 2019 resulted in significant increases from September 30, 2018 to the benchmark and peer group median comparisons for the one-year period. The performance of our multi-asset/balanced products significantly exceeded the peer group medians for the one-, three- and ten-year periods, but has lagged in the five-year comparison and against the benchmarks for the one- and five-year periods, reflecting the performance of a fund that represents 69% of this category. Higher relative investment performance by this fund during the six months ended March 31, 2019 resulted in significant increases from September 30, 2018 to the benchmark comparisons for the three- and ten-year periods and the peer group median comparison for the one-year period. The performance of our tax-free and U.S. taxable fixed income, as well as of our equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2019	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	18%	19%	23%	26%	54%	32%	32%	31%
United States	48%	36%	30%	34%	79%	69%	69%	53%
Total equity	30%	26%	26%	29%	65%	48%	48%	41%
Multi-Asset/Balanced	13%	85%	6%	72%	92%	93%	13%	94%
Fixed Income
Tax-free	37%	38%	40%	45%	54%	42%	42%	49%
Taxable
Global/international	64%	83%	61%	91%	77%	83%	75%	93%
United States	13%	55%	17%	53%	52%	56%	21%	5%
Total fixed income	49%	67%	48%	69%	67%	68%	56%	62%
__________________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 87% and 86% of our total AUM as of March 31, 2019.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

[3]
The peer group rankings are sourced from Lipper, a Thomson Reuters Company, Morningstar or eVestment and various international third-party providers in each fund’s market and were based on an absolute ranking of returns. © 2019 Morningstar, Inc. All rights reserved. The information herein: (1) is proprietary to Morningstar and/or its content providers; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity and debt funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 15, 2019 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2019	2018		2019	2018
Investment management fees	$992.4	$1,117.1	(11%)	$1,964.2	$2,230.7	(12%)
Sales and distribution fees	358.5	409.8	(13%)	713.3	827.6	(14%)
Shareholder servicing fees	57.1	61.3	(7%)	112.2	116.2	(3%)
Other	25.8	29.6	(13%)	55.6	58.8	(5%)
Total Operating Revenues	$1,433.8	$1,617.8	(11%)	$2,845.3	$3,233.3	(12%)
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $124.7 million and $266.5 million for the three and six months ended March 31, 2019 primarily due to 8% decreases in average AUM, lower effective investment management fee rates and $14.9 million and $30.4 million decreases from a change in presentation of certain fees from investment management fees to distribution fees upon adoption of new revenue recognition accounting guidance on October 1, 2018, partially offset by higher performance fees. The decreases in average AUM occurred primarily in the global/international and multi-asset/balanced investment objectives, and across all sales regions, most significantly in the U.S. and Europe, Middle East and Africa.
Our effective investment management fee rate (annualized investment management fees divided by average AUM) decreased to 57.6 and 56.8 basis points for the three and six months ended March 31, 2019, from 59.4 and 59.3 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower weighting of AUM in the global/international equity investment objective, which generally has the highest fee rates, along with a higher mix of AUM in lower fee products within the U.S. and Europe, Middle East and Africa sales regions for this investment objective, and the $14.9 million and $30.4 million decreases from the change in presentation of certain fees discussed above, partially offset by higher performance fees.
Performance-based investment management fees were $16.2 million and $20.3 million for the three and six months ended March 31, 2019, and $6.9 million and $8.7 million for the same periods in the prior fiscal year, with the increases primarily due to fees earned from a separate account and a private debt fund, as well as a real estate fund for the six-month period.
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

Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2019	2018		2019	2018
Asset-based fees	$291.6	$331.5	(12%)	$594.0	$672.3	(12%)
Sales-based fees	64.0	73.5	(13%)	113.6	147.8	(23%)
Contingent sales charges	2.9	4.8	(40%)	5.7	7.5	(24%)
Sales and Distribution Fees	$358.5	$409.8	(13%)	$713.3	$827.6	(14%)
Asset-based distribution fees decreased $39.9 million and $78.3 million for the three and six months ended March 31, 2019 primarily due to $38.6 million and $81.1 million from 11% and 12% decreases in the related average AUM and $17.3 million and $31.1 million from a lower mix of U.S. Class C assets which have higher fee rates than other share classes. The decreases were partially offset by $14.9 million and $30.4 million increases from a change in presentation of certain fees to distribution fees from investment management fees upon adoption of new revenue recognition accounting guidance on October 1, 2018.
Sales-based fees decreased $9.5 million and $34.2 million for the three and six months ended March 31, 2019 primarily due to $7.1 million and $32.4 million from 2% and 20% decreases in total commissionable sales, and $1.5 million and $0.6 million from a higher mix of non-U.S. product commissionable sales. Commissionable sales represented 9% and 8% of total sales for the three and six months ended March 31, 2019, and 9% for the three and six months ended March 31, 2018. Non-U.S. products typically generate lower sales fees than U.S. products.
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
Shareholder servicing fees decreased $4.2 million and $4.0 million for the three and six months ended March 31, 2019, primarily due to fee decreases resulting from lower levels of related AUM and transactions. The decreases were partially offset by $1.5 million and $3.7 million increases from the recognition of certain fund reimbursements as revenue upon adoption of new revenue recognition accounting guidance on October 1, 2018.
Other
Other revenue decreased $3.8 million and $3.2 million for the three and six months ended March 31, 2019 primarily due to lower interest and dividend income from consolidated investment products (“CIPs”).
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2019	2018		2019	2018
Sales, distribution and marketing	$449.4	$521.5	(14%)	$893.9	$1,050.2	(15%)
Compensation and benefits	409.6	355.5	15%	764.6	688.0	11%
Information systems and technology	62.1	58.1	7%	123.0	113.1	9%
Occupancy	31.4	34.1	(8%)	62.6	63.5	(1%)
General, administrative and other	101.8	92.9	10%	210.2	181.7	16%
Total Operating Expenses	$1,054.3	$1,062.1	(1%)	$2,054.3	$2,096.5	(2%)

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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2019	2018		2019	2018
Asset-based expenses	$364.1	$431.2	(16%)	$734.4	$871.8	(16%)
Sales-based expenses	67.2	68.9	(2%)	119.7	137.9	(13%)
Amortization of deferred sales commissions	18.1	21.4	(15%)	39.8	40.5	(2%)
Sales, Distribution and Marketing	$449.4	$521.5	(14%)	$893.9	$1,050.2	(15%)
Asset-based expenses decreased $67.1 million and $137.4 million for the three and six months ended March 31, 2019 primarily due to $49.6 million and $103.9 million from a 12% decrease in the related average AUM in both periods, and $16.3 million and $30.7 million from a lower mix of U.S. Class C assets which have higher expense rates than other share classes. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $1.7 million and $18.2 million for the three and six months ended March 31, 2019 primarily due to $4.7 million and $27.3 million from 2% and 20% decreases in total commissionable sales, and $3.0 million and $5.3 million in India primarily related to regulatory-driven changes in fee structure. The decreases were partially offset by $5.3 million and $9.5 million increases from the recognition of sales commissions on U.S. Class C shares as expense at the time of sale, which is consistent with the treatment of contract costs with a useful life of one year or less under new revenue recognition accounting guidance adopted on October 1, 2018. The commissions relate to shares sold without a front-end sales charge and were deferred and amortized over one year in prior years.
Amortization of deferred sales commissions decreased $3.3 million and $0.7 million for the three and six months ended March 31, 2019 primarily due to the change in accounting for U.S. Class C shares discussed above which resulted in no further deferral and amortization, partially offset by higher sales of non-U.S. shares sold without a front-end sales charge. The unamortized deferred Class C commission balance of $9.1 million at September 30, 2018 was reversed against retained earnings upon adoption of the new accounting guidance.
Compensation and Benefits
Compensation and benefit expenses increased $54.1 million and $76.6 million for the three and six months ended March 31, 2019 due to increases of $37.7 million and $57.1 million in salaries, wages and benefits, and $16.4 million and $19.5 million in variable compensation. Salaries, wages and benefits increased primarily due to increases of $24.7 million and $37.5 million from acquisition-related retention compensation and higher average staffing levels which are primarily due to acquisitions, $9.9 million and $10.3 million in termination benefits, and $6.3 million and $12.1 million for annual salary increases that were effective December 1, 2018 and 2017, partially offset by decreases of $4.6 million and $7.6 million from favorable foreign currency impacts. We expect to incur additional acquisition-related retention expenses of approximately $30 million during the remainder of the fiscal year and similar annualized amounts during the next four fiscal years. The increase in termination benefits was primarily related to special benefits related to the voluntary separation of approximately 250 employees, for which we expect to incur additional expenses of approximately $34 million during the remainder of the fiscal year. We also expect to incur additional termination benefit expenses during the year as we continue to assess and implement cost structure optimization initiatives. Variable compensation increased primarily due to increases of $11.7 million and $12.0 million for acquired firms’ performance bonus plans, and $6.9 million and $8.2 million related to unvested mutual fund awards.
Variable compensation as a percentage of compensation and benefits was 31% for the three and six months ended March 31, 2019, and 31% and 32% for the same periods in the prior fiscal year. At March 31, 2019, our global workforce had increased to approximately 9,900 employees from approximately 9,400 at March 31, 2018.

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
Information Systems and Technology
Information systems and technology expenses increased $4.0 million and $9.9 million for the three and six months ended March 31, 2019 primarily due to higher technology consulting, external data service and software costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2019	2018	2019	2018
Net carrying value at beginning of period	$103.9	$105.9	$106.2	$102.1
Additions, net of disposals	14.0	12.9	23.5	28.9
Amortization	(11.9)	(11.9)	(23.7)	(24.1)
Net Carrying Value at End of Period	$106.0	$106.9	$106.0	$106.9
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $2.7 million and $0.9 million for the three and six months ended March 31, 2019 primarily due to $3.9 million of equipment impairment in the prior year, partially offset by higher rent expense.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $8.9 million for the three months ended March 31, 2019 primarily due to higher non-executive directors’ compensation, intangible asset amortization and CIPs expenses. Non-executive directors’ compensation increased $4.7 million primarily due to the impact of an increase in our stock price on the deferred portion, as compared to a decrease in the prior year. Intangible asset amortization increased $3.8 million primarily related to the acquisition of Benefit Street Partners L.L.C. (“BSP”) and CIPs expenses increased $3.8 million.
General, administrative and other operating expenses increased $28.5 million for the six months ended March 31, 2019 primarily due to a $13.9 million litigation settlement and higher third-party service and fund administration fees, professional fees, intangible asset amortization and non-executive directors’ compensation expenses. Third-party fees primarily for sub-advisory and fund administration services increased $8.9 million, including $3.7 million from the recognition of certain payments reimbursed by funds as expense upon adoption of new revenue recognition accounting guidance on October 1, 2018. Professional fees increased $7.9 million and intangible asset amortization increased $4.1 million, both primarily related to the BSP acquisition. Non-executive directors’ compensation increased $3.6 million primarily due to the impact of an increase in our stock price on the deferred portion, as compared to a decrease in the prior year. These increases were partially offset by decreases of $3.6 million in contingent consideration expense and $2.2 million in CIPs expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2019	2018		2019	2018
Investment and other income, net	$118.7	$87.4	36%	$59.6	$168.7	(65%)
Interest expense	(5.7)	(10.0)	(43%)	(12.1)	(20.8)	(42%)
Other Income, Net	$113.0	$77.4	46%	$47.5	$147.9	(68%)
Investment and other income, net consists primarily of dividend and interest income, income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, rental income and foreign currency exchange gains (losses).
Other income, net increased $35.6 million and decreased $100.4 million for the three and six months ended March 31, 2019 primarily due to the impacts of changes in market valuations on investment income and current year foreign exchange gains. Income from equity method investees increased $36.5 million for the three-month period and decreased $36.3 million for the six-month period primarily due to changes in market valuations of investments held by a global equity fund. Investments of CIPs generated $6.8 million less in net gains for the three-month period and net losses of $17.2 million for the current six-month period as compared to net gains of $54.6 million in the prior year primarily due to lower market valuations of holdings by various global/international equity and fixed income funds. Investments held by the Company generated net losses of $0.6 million and $16.4 million for the three and six months, as compared to net gains of $5.5 million and $6.1 million in the prior year. The net losses include $8.3 million and $15.8 million from equity securities that were classified as available-for-sale or carried at cost prior to the adoption of new financial instruments accounting guidance on October 1, 2018 which requires the changes in fair value of these securities to be recognized in earnings, as well as a $7.0 million net gain and $1.4 million net loss from investments in various other nonconsolidated funds and debt and equity securities. Strengthening of the U.S. dollar against the Euro resulted in $2.5 million and $7.2 million of foreign exchange gains on cash and cash equivalents denominated in U.S. dollars held in Europe, as compared to $7.8 million and $10.7 million of losses in the prior year.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at March 31, 2019, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$5,680.6	$—	$—	$—	$5,680.6
Investments
Equity
Global/international	4.0	109.9	615.0	109.5	838.4
United States	11.0	8.7	8.2	23.1	51.0
Total equity	15.0	118.6	623.2	132.6	889.4
Multi-Asset/Balanced	4.7	19.4	52.5	156.5	233.1
Fixed Income
Tax-free	—	0.3	2.6	—	2.9
Taxable
Global/international	58.5	97.2	166.5	652.1	974.3
United States	31.4	187.6	138.0	223.3	580.3
Total fixed income	89.9	285.1	307.1	875.4	1,557.5
Total investments	109.6	423.1	982.8	1,164.5	2,680.0
Total Cash and Cash Equivalents and Investments	$5,790.2	$423.1	$982.8	$1,164.5	$8,360.6

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2018 and Note 2 - New Accounting Guidance and Note 6 - Investments in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q for information on investment accounting classifications.

[2]
Other consists of $68.1 million of debt securities and $11.7 million of investments in life settlement contracts, both of which are measured at fair value, and $29.8 million of investments carried at adjusted cost.

TAXES ON INCOME
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We completed our analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax expense recognized in the prior fiscal year was net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit may be reduced or eliminated by future regulation or legislation. The transition tax may also be adjusted in the future upon issuance of state legislative updates on tax reform and the completion of our tax return filings for fiscal year 2018.
Our effective income tax rate was 22.5% and 23.5% for the three and six months ended March 31, 2019, as compared to 23.7% and 106.9% for the same periods in the prior fiscal year. The rate decrease for the three-month period was primarily due to the current year impact of the lower 21% statutory rate as compared to a blended statutory rate of 24.5% in the prior year, partially offset by lower tax benefits attributable to foreign earnings. The rate decrease for the six-month period was primarily due to the prior year impact of the transition tax, net of the tax benefit from the revaluation of net deferred tax liabilities at the lower statutory rate, and the current year impact of the lower 21% statutory rate as compared to the prior year blended statutory rate of 24.5%.
The effective income tax rate for future reporting periods will continue to reflect the relative contributions of earnings by jurisdictions. Changes in tax rates or tax legislation in these jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2019	2018
Operating cash flows	$444.2	$897.0
Investing cash flows	(734.2)	(181.5)
Financing cash flows	(662.8)	(764.5)
Net cash provided by operating activities decreased during the six months ended March 31, 2019 primarily due to activities of CIPs which had higher net purchases of investments and a lower decrease in receivables. Net cash used in investing activities increased primarily due to cash paid for the BSP acquisition. Net cash used in financing activities decreased primarily due to lower repurchases of common stock, partially offset by lower net subscriptions in CIPs by noncontrolling interests.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2019	September 30, 2018
Assets
Cash and cash equivalents	$5,680.6	$6,610.8
Receivables	747.5	733.7
Investments	2,046.7	2,130.6
Total Liquid Assets	$8,474.8	$9,475.1

Liability
Debt	$697.9	$695.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2019 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of direct investments in redeemable CIPs, investments in sponsored and other funds, other equity and debt securities and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions relating to our products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital which are partially maintained by retaining cash and cash equivalents. As a result, such subsidiaries may be restricted in their ability to transfer cash to their parent companies. At March 31, 2019, our subsidiaries held $3,660.6 million of liquid assets to satisfy operational and regulatory requirements and capital contributions to our products, as compared to $3,382.6 million held at September 30, 2018. Included in these amounts were liquid assets restricted by regulatory requirements from transfer to Franklin and other subsidiaries of $255.8 million at March 31, 2019 and $252.6 million at September 30, 2018. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.

In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2019, $699.3 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at March 31, 2019.
At March 31, 2019, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular dividends of $0.52 per share ($0.26 per share per quarter) during the six months ended March 31, 2019, and regular dividends of $0.46 per share ($0.23 per share per quarter) and a special dividend of $3.00 per share during the six months ended March 31, 2018. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on price, market and business conditions and other factors. During the three and six months ended March 31, 2019, we repurchased 4.6 million and 15.3 million shares of our common stock at a cost of $144.7 million and $471.6 million. At March 31, 2019, 56.4 million shares remained available for repurchase under the authorization approved by our Board of Directors in April 2018. During the three and six months ended March 31, 2018, we repurchased 11.1 million and 15.7 million shares of our common stock at a cost of $432.6 million and $632.6 million.
We invested $30.2 million, net of redemptions, into our sponsored products during the six months ended March 31, 2019, and redeemed $90.7 million, net of investments, in the prior-year period.
On February 1, 2019, we acquired all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager, for a purchase consideration of $717.4 million in cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2019. During fiscal year 2018, we purchased $32.6 million of certain equity and debt securities from two sponsored funds. None of these purchases occurred during the six months ended March 31, 2018.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITY
At March 31, 2019, there were no material changes in our contractual obligations, commitments, contingent liability and federal transition tax liability as reported in our Form 10‑K for fiscal year 2018.

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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2019, we were the primary beneficiary of 39 investment product VIEs.
Fair Value Measurements
A substantial amount of our investments is recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of March 31, 2019, Level 3 assets represented 19% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There were $31.1 million of transfers out of and insignificant transfers into Level 3 during the six months ended March 31, 2019.
We adopted new accounting guidance on October 1, 2018 that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. The policy description for equity securities measured at fair value and their fair value methodologies is as follows.
Equity securities, at fair value consist of investments in nonconsolidated sponsored funds and other equity securities. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair value of funds is determined based on their published net asset value (“NAV”) or estimated using NAV as a practical expedient. The fair value of equity securities other than funds is primarily determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
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
AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market in accordance with the Company’s global valuation and pricing policy. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. As of March 31, 2019, our total AUM by fair value hierarchy level was 50% Level 1, 45% Level 2 and 5% Level 3. As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM.
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

Financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. Political and electoral changes, developments and conflicts may also introduce additional uncertainty. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws, rules, regulations, conflict of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment, could result in civil liability, criminal liability and/or sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses or charters, any of which could adversely affect our reputation, prospects, revenues and income. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation and adversely affect our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our services and products. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are required to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries have implemented or are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that will require certain registered funds to adopt liquidity management programs. (Compliance with certain aspects of the latter was required by December 1, 2018, and other aspects are delayed until June 1, 2019, subject to further regulatory update.) The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
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
Potential system disruptions, failures or breaches of the technology systems we use or the security infrastructure we rely upon, and the costs necessary to address them, could result in: significant material financial loss or costs; the unauthorized disclosure or modification of sensitive or confidential client and business information; loss of valuable information; breach of client and vendor contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the failure or breach; additional security and organizational costs to mitigate against future incidents; reputational harm; loss of confidence in our business and products; liability for failure to properly and timely review and disclose applicable incidents or provide relevant updated disclosure; regulatory investigations or actions; and/or legal claims, liability and litigation costs resulting from the incident. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
In addition, due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them are subject to a successful cyber attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. Any breach, suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Our third-party applications may include confidential and proprietary data provided by vendors and by us. In addition, the failure to properly manage and operate the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid advancements and changes and our competitors may from time to time implement new technologies or more advanced platforms for their services and products, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Our contractual obligations may subject us to indemnification costs and liability to third parties. In the ordinary course of business, we and our subsidiaries enter into contracts with third parties, including, without limitation, vendors, other service providers, and clients, that contain a variety of representations and warranties and that provide for indemnifications by us in certain circumstances. Pursuant to such contractual arrangements, we may be subject to indemnification costs and liability to third parties if, for example, we breach any material obligations under the agreements or agreed standards of care, or in the event such third parties have legal claims asserted against them. The terms of these indemnities vary from contract to contract, and future indemnification claims against us could negatively impact our financial condition.
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
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Laws and regulations, including those contained in or relating to AIFMD and UCITS and those required to be adopted under the Dodd-Frank Act, could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we are likely to need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenues. In addition, due to the global nature of our business, our key personnel may from time to time have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of our personnel traveling to such regions. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2019, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2018.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2019 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2019.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	2,422,208	$30.55	2,422,208	58,568,476
February 2019	949,600	31.43	949,600	57,618,876
March 2019	1,254,685	32.58	1,254,685	56,364,191
Total	4,626,493		4,626,493
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	April 26, 2019	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial Officer)