Form 10-Q
period 2019-06-30
FRANKLIN RESOURCES INC
filed 2019-07-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(650) 312-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	BEN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 23, 2019: 503,666,583.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Operating Revenues
Investment management fees	$1,019.4	$1,077.9	$2,983.6	$3,308.6
Sales and distribution fees	367.5	391.4	1,080.8	1,219.0
Shareholder servicing fees	52.7	53.9	164.9	170.1
Other	37.1	35.4	92.7	94.2
Total operating revenues	1,476.7	1,558.6	4,322.0	4,791.9
Operating Expenses
Sales, distribution and marketing	462.4	499.8	1,356.3	1,550.0
Compensation and benefits	437.7	357.5	1,202.3	1,045.5
Information systems and technology	65.7	62.5	188.7	175.6
Occupancy	32.2	30.5	94.8	94.0
General, administrative and other	103.8	105.2	314.0	286.9
Total operating expenses	1,101.8	1,055.5	3,156.1	3,152.0
Operating Income	374.9	503.1	1,165.9	1,639.9
Other Income (Expenses)
Investment and other income (losses), net	44.2	(33.8)	103.8	134.9
Interest expense	(5.6)	(22.1)	(17.7)	(42.9)
Other income (expenses), net	38.6	(55.9)	86.1	92.0
Income before taxes	413.5	447.2	1,252.0	1,731.9
Taxes on income	158.9	91.8	355.8	1,465.5
Net income	254.6	355.4	896.2	266.4
Less: net income (loss) attributable to
Redeemable noncontrolling interests	0.1	(45.0)	6.2	(18.3)
Nonredeemable noncontrolling interests	8.6	(1.6)	0.7	22.8
Net Income Attributable to Franklin Resources, Inc.	$245.9	$402.0	$889.3	$261.9

Earnings per Share
Basic	$0.48	$0.75	$1.74	$0.45
Diluted	0.48	0.75	1.74	0.45

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Income	$254.6	$355.4	$896.2	$266.4
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	1.9	(86.7)	(4.8)	(64.1)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.1	0.2	(1.0)	(0.5)
Net unrealized gains on investments, net of tax	3.6	3.3	3.5	6.6
Total other comprehensive income (loss)	5.6	(83.2)	(2.3)	(58.0)
Total comprehensive income	260.2	272.2	893.9	208.4
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	0.1	(45.0)	6.2	(18.3)
Nonredeemable noncontrolling interests	8.6	(1.6)	0.7	22.8
Comprehensive Income Attributable to Franklin Resources, Inc.	$251.5	$318.8	$887.0	$203.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	June 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$5,508.8	$6,610.8
Receivables	757.8	733.7
Investments (including $619.4 and $551.6 at fair value at June 30, 2019 and September 30, 2018)	1,622.0	1,426.5
Assets of consolidated investment products
Cash and cash equivalents	248.8	299.8
Receivables	92.4	114.2
Investments, at fair value	2,351.1	2,109.4
Property and equipment, net	684.8	535.0
Goodwill and other intangible assets, net	3,013.4	2,333.4
Other	184.2	220.7
Total Assets	$14,463.3	$14,383.5

Liabilities
Compensation and benefits	$460.0	$405.6
Accounts payable and accrued expenses	207.8	158.9
Dividends	138.3	127.7
Commissions	263.4	297.9
Income taxes	850.1	1,034.8
Debt	697.0	695.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	52.6	68.0
Debt	31.8	32.6
Deferred taxes	118.9	126.5
Other	271.1	184.1
Total liabilities	3,091.0	3,132.0
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	806.5	1,043.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 504,120,477 and 519,122,574 shares issued and outstanding at June 30, 2019 and September 30, 2018	50.4	51.9
Retained earnings	10,241.5	10,217.9
Accumulated other comprehensive loss	(380.9)	(370.6)
Total Franklin Resources, Inc. stockholders’ equity	9,911.0	9,899.2
Nonredeemable noncontrolling interests	654.8	308.7
Total stockholders’ equity	10,565.8	10,207.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,463.3	$14,383.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2019	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income (loss)				275.9		275.9	(0.5)	275.4
Other comprehensive loss					(15.0)	(15.0)		(15.0)
Dividends declared on common stock ($0.26 per share)				(133.8)		(133.8)		(133.8)
Repurchase of common stock	(10.7)	(1.1)	(30.8)	(295.0)		(326.9)		(326.9)
Issuance of common stock	3.1	0.3	33.6			33.9		33.9
Stock-based compensation			(2.8)			(2.8)		(2.8)
Net subscriptions and other							23.1	23.1
Balance at December 31, 2018	511.5	$51.1	$—	$10,087.9	$(393.6)	$9,745.4	$331.3	$10,076.7
Net income (loss)				367.5		367.5	(7.4)	360.1
Other comprehensive income					7.1	7.1		7.1
Dividends declared on common stock ($0.26 per share)				(132.6)		(132.6)		(132.6)
Repurchase of common stock	(4.6)	(0.4)	(41.0)	(103.3)		(144.7)		(144.7)
Issuance of common stock	0.8	0.1	13.3			13.4		13.4
Stock-based compensation			27.7			27.7		27.7
Net subscriptions and other							51.0	51.0
Consolidation of investment product							24.3	24.3
Acquisition							216.1	216.1
Balance at March 31, 2019	507.7	$50.8	$—	$10,219.5	$(386.5)	$9,883.8	$615.3	$10,499.1
Net income				245.9		245.9	8.6	254.5
Other comprehensive income					5.6	5.6		5.6
Dividends declared on common stock ($0.26 per share)				(131.7)		(131.7)		(131.7)
Repurchase of common stock	(3.6)	(0.4)	(28.7)	(92.2)		(121.3)		(121.3)
Issuance of common stock	—	—	0.6			0.6		0.6
Stock-based compensation			28.1			28.1		28.1
Net subscriptions and other							30.9	30.9
Balance at June 30, 2019	504.1	$50.4	$—	$10,241.5	$(380.9)	$9,911.0	$654.8	$10,565.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2018	Shares	Amount
Balance at October 1, 2017	554.9	$55.5	$—	$12,849.3	$(284.8)	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance			2.1	(1.7)		0.4		0.4
Net loss				(583.3)		(583.3)	(0.1)	(583.4)
Other comprehensive income					18.2	18.2		18.2
Dividends declared on common stock ($0.23 per share)				(127.4)		(127.4)		(127.4)
Repurchase of common stock	(4.6)	(0.5)	(32.1)	(167.4)		(200.0)		(200.0)
Issuance of common stock	2.1	0.2	27.6			27.8		27.8
Stock-based compensation			2.4			2.4		2.4
Net subscriptions and other							7.0	7.0
Deconsolidation of investment product							(0.3)	(0.3)
Balance at December 31, 2017	552.4	$55.2	$—	$11,969.5	$(266.6)	$11,758.1	$322.4	$12,080.5
Adoption of new accounting guidance				0.1	(0.1)	—		—
Net income				443.2		443.2	24.5	467.7
Other comprehensive income					7.0	7.0		7.0
Dividends declared on common stock ($3.23 per share)				(1,762.0)		(1,762.0)		(1,762.0)
Repurchase of common stock	(11.1)	(1.1)	(44.6)	(386.9)		(432.6)		(432.6)
Issuance of common stock	0.4	0.1	13.7			13.8		13.8
Stock-based compensation			30.9			30.9		30.9
Net distributions and other							(1.3)	(1.3)
Deconsolidation of investment product							(1.8)	(1.8)
Balance at March 31, 2018	541.7	$54.2	$—	$10,263.9	$(259.7)	$10,058.4	$343.8	$10,402.2
Net income (loss)				402.0		402.0	(1.6)	400.4
Other comprehensive loss					(83.2)	(83.2)		(83.2)
Dividends declared on common stock ($0.23 per share)				(122.3)		(122.3)		(122.3)
Repurchase of common stock	(13.4)	(1.4)	(54.7)	(390.1)		(446.2)		(446.2)
Issuance of common stock			0.8			0.8		0.8
Stock-based compensation			27.0			27.0		27.0
Acquisition	0.8	0.1	26.9			27.0		27.0
Net distributions and other							(19.8)	(19.8)
Consolidation of investment product							4.5	4.5
Balance at June 30, 2018	529.1	$52.9	$—	$10,153.5	$(342.9)	$9,863.5	$326.9	$10,190.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended June 30,
(in millions)	2019	2018
Net Income	$896.2	$266.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	60.1	60.5
Depreciation and other amortization	67.4	58.7
Stock-based compensation	88.1	89.5
Income from investments in equity method investees	(15.1)	(41.8)
Net losses on investments of consolidated investment products	15.5	15.3
Net (purchase) liquidation of investments by consolidated investment products	(1,047.6)	185.2
Deferred income taxes	(1.5)	(54.5)
Other	27.1	28.3
Changes in operating assets and liabilities:
Increase in receivables and other assets	(11.5)	(79.2)
Decrease (increase) in receivables of consolidated investment products	(17.1)	97.1
Decrease (increase) in investments, net	116.2	(165.7)
Increase (decrease) in accrued compensation and benefits	43.2	(18.6)
Decrease in commissions payable	(34.5)	(22.0)
Increase (decrease) in income taxes payable	(184.7)	1,106.6
Increase (decrease) in accounts payable, accrued expenses and other liabilities	104.1	(18.4)
Increase in accounts payable and accrued expenses of consolidated investment products	63.4	1.1
Net cash provided by operating activities	169.3	1,508.5
Purchase of investments	(262.3)	(250.0)
Liquidation of investments	195.2	127.5
Purchase of investments by consolidated investment products	—	(46.1)
Liquidation of investments by consolidated investment products	—	72.3
Additions of property and equipment, net	(202.6)	(71.5)
Acquisitions, net of cash acquired	(684.2)	(97.0)
Net deconsolidation of investment products	(54.9)	(8.0)
Net cash used in investing activities	(1,008.8)	(272.8)
Issuance of common stock	12.8	13.6
Dividends paid on common stock	(387.5)	(1,994.9)
Repurchase of common stock	(589.8)	(1,056.0)
Payment on debt	(1.2)	(361.9)
Proceeds from loan	1.7	—
Payments on debt by consolidated investment products	(1.0)	(19.6)
Payments on contingent consideration liability	(20.4)	(21.6)
Noncontrolling interests	683.4	123.7
Net cash used in financing activities	(302.0)	(3,316.7)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	(14.5)
Decrease in cash and cash equivalents	(1,153.0)	(2,095.5)
Cash and cash equivalents, beginning of period	6,910.6	8,749.7
Cash and Cash Equivalents, End of Period	$5,757.6	$6,654.2

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$414.9	$414.9
Cash paid for interest	16.5	34.2
Cash paid for interest by consolidated investment products	1.7	1.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2018 (“fiscal year 2018”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2019.
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
The adoption of the guidance had no impact on operating income or net income. Individual line items in the consolidated statements of income were impacted as follows:

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	As Reported	Adoption Impact	Amount Without Adoption	As Reported	Adoption Impact	Amount Without Adoption
(in millions)
Operating Revenues
Investment management fees	$1,019.4	$14.7	$1,034.1	$2,983.6	$45.1	$3,028.7
Sales and distribution fees	367.5	(14.7)	352.8	1,080.8	(45.1)	1,035.7
Shareholder servicing fees	52.7	(2.0)	50.7	164.9	(5.7)	159.2

Operating Expenses
General, administrative and other	$103.8	$(2.0)	$101.8	$314.0	$(5.7)	$308.3

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

Accounting Guidance Not Yet Adopted
The FASB issued new guidance for the accounting for leases in February 2016. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance also requires an evaluation at the inception of a contract to determine whether the contract is or contains a lease. The Company will adopt the guidance on October 1, 2019 and recognize a cumulative effect adjustment to retained earnings as of that date.
There were no other significant updates to the new accounting guidance that the Company has not yet adopted as disclosed in its Form 10-K for fiscal year 2018.
Note 3 – Acquisition
On February 1, 2019, the Company acquired all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager, for a purchase consideration of $720.1 million in cash, of which $135.0 million was used to retire debt. The acquisition provides the Company private credit capabilities that complement its alternative and fixed income strategies available to clients.
The purchase consideration was adjusted by $2.7 million during the quarter ended June 30, 2019. The revised allocation of estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed is as follows:

(in millions)	Revised Estimated Fair Value
as of February 1, 2019
Cash	$33.2
Investments	138.8
Investments of consolidated investment products	84.9
Indefinite-lived intangible assets	307.5
Definite-lived intangible assets	75.8
Goodwill	318.3
Other assets	35.2
Other liabilities	(57.5)
Nonredeemable noncontrolling interests	(216.1)
Total Identifiable Net Assets	$720.1

The goodwill is primarily attributable to expected growth from the private credit asset class. The amount of goodwill expected to be deductible for tax purposes is $425.8 million, which includes deferred payments that are recognized as compensation expense for accounting purposes.
The intangible assets relate to acquired investment management contracts. Indefinite-lived intangible assets represent contracts for which there is no foreseeable limit on the contract period. Definite-lived intangible assets are amortized over their estimated useful lives, which range from four to six years. Amortization expense related to the definite-lived intangible assets was $4.1 million and $7.2 million for the three and nine months ended June 30, 2019. These assets had a weighted-average remaining useful life of 4.1 years at June 30, 2019, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2019 (remainder of year)	$4.3
2020	17.2
2021	17.2
2022	17.2
2023	8.0
Thereafter	4.7
Total	$68.6
Costs incurred in connection with the acquisition were $6.8 million for the nine months ended June 30, 2019.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Franklin Resources, Inc.	$245.9	$402.0	$889.3	$261.9
Less: allocation of earnings to participating nonvested stock and stock unit awards	2.6	3.3	8.8	17.1
Net Income Available to Common Stockholders	$243.3	$398.7	$880.5	$244.8

Weighted-average shares outstanding – basic	501.6	533.0	505.6	542.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.5	0.5	0.7
Weighted-Average Shares Outstanding – Diluted	502.3	533.5	506.1	543.6

Earnings per Share
Basic	$0.48	$0.75	$1.74	$0.45
Diluted	0.48	0.75	1.74	0.45

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.2 million for the three and nine months ended June 30, 2019, and 0.8 million and 0.3 million for the three and nine months ended June 30, 2018.
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
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers [1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended June 30, 2019
Investment management fees	$585.7	$269.6	$79.3	$62.3	$22.5	$—	$1,019.4
Sales and distribution fees	240.4	111.1	15.5	0.2	0.3	—	367.5
Shareholder servicing fees	42.3	7.7	—	2.7	—	—	52.7
Other	6.1	0.3	—	0.1	2.3	28.3	37.1
Total	$874.5	$388.7	$94.8	$65.3	$25.1	$28.3	$1,476.7

	Earned From Contracts With Customers					Not Earned From Contracts With Customers [1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the nine months ended June 30, 2019
Investment management fees	$1,684.4	$800.7	$247.8	$180.6	$70.1	$—	$2,983.6
Sales and distribution fees	702.0	328.9	47.9	0.9	1.1	—	1,080.8
Shareholder servicing fees	134.3	22.8	0.1	7.7	—	—	164.9
Other	13.3	0.9	—	0.4	2.7	75.4	92.7
Total	$2,534.0	$1,153.3	$295.8	$189.6	$73.9	$75.4	$4,322.0
__________________

[1]	Consists of interest and dividend income from consolidated investment products.
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
The Company adopted new accounting guidance on October 1, 2018 that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. The new guidance did not change the accounting for investments in non-equity securities. Investment balances and related changes for the prior year have not been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2019.
Investments consisted of the following:

(in millions)	June 30, 2019
Equity securities, at fair value
Sponsored funds	$381.8
Other equity securities	148.3
Total equity securities, at fair value	530.1
Debt securities
Trading	72.8
Available-for-sale	4.7
Total debt securities	77.5
Investments in equity method investees	971.9
Other investments	42.5
Total	$1,622.0

(in millions)	September 30, 2018
Investment securities, trading
Sponsored funds	$248.1
Debt and other equity securities	97.6
Total investment securities, trading	345.7
Investment securities, available-for-sale
Sponsored funds	178.6
Debt and other equity securities	15.5
Total investment securities, available-for-sale	194.1
Investments in equity method investees	780.8
Other investments	105.9
Total	$1,426.5

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
Investment securities with aggregate carrying amounts of $1.2 million were pledged as collateral at both June 30, 2019 and September 30, 2018.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

(in millions)	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
as of June 30, 2019
Debt securities	$4.7	$—	$—	$4.7

as of September 30, 2018
Sponsored funds	$172.9	$8.3	$(2.6)	$178.6
Debt and other equity securities	16.8	0.5	(1.8)	15.5
Total	$189.7	$8.8	$(4.4)	$194.1

There were no gross unrealized losses relating to investment securities, available-for-sale at June 30, 2019. Such losses at September 30, 2018 aggregated by length of time that individual securities were in a continuous unrealized loss position were as follows:

(in millions)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

as of September 30, 2018
Sponsored funds	$48.8	$(2.1)	$21.0	$(0.5)	$69.8	$(2.6)
Debt and other equity securities	10.9	(1.8)	—	—	10.9	(1.8)
Total	$59.7	$(3.9)	$21.0	$(0.5)	$80.7	$(4.4)

The Company recognized other-than-temporary impairment of $8.5 million in earnings during the three and nine months ended June 30, 2019, and $0.3 million and $0.9 million during the three and nine months ended June 30, 2018.
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 8 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2019
Assets
Equity securities, at fair value
Sponsored funds	$310.9	$—	$—	$70.9	$381.8
Other equity securities	23.6	0.7	1.0	123.0	148.3
Debt securities
Trading	0.1	53.4	19.3	—	72.8
Available-for-sale	—	4.4	0.3	—	4.7
Life settlement contracts	—	—	11.8	—	11.8
Total Assets Measured at Fair Value	$334.6	$58.5	$32.4	$193.9	$619.4

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2018
Assets
Investment securities, trading
Sponsored funds	$248.1	$—	$—	$248.1
Debt and other equity securities	26.6	50.5	20.5	97.6
Investment securities, available-for-sale
Sponsored funds	178.6	—	—	178.6
Debt and other equity securities	4.4	10.8	0.3	15.5
Life settlement contracts	—	—	11.8	11.8
Total Assets Measured at Fair Value	$457.7	$61.3	$32.6	$551.6

Liability
Contingent consideration liability	$—	$—	$38.7	$38.7

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
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global equity fund and nonredeemable private debt, equity, infrastructure and real estate funds. The redeemable global equity fund investment of $92.3 million at June 30, 2019 can be redeemed monthly, while the investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. The expected weighted-average life for $52.0 million of the nonredeemable investments was 1.6 years at June 30, 2019. The liquidation periods for a $48.5 million investment in a nonredeemable private debt fund and $1.1 million of investments in real estate funds are unknown. The Company’s unfunded commitments to the funds totaled $4.9 million at June 30, 2019.
Changes in the Level 3 assets and liability were as follows:

	2019	2018
(in millions)	Investments	Investments	Contingent Consideration Liability
for the three months ended June 30,
Balance at beginning of period	$33.9	$208.1	$(31.2)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	2.7	1.0	—
Included in general, administrative and other expense	—	—	(4.4)
Purchases	3.7	5.4	—
Sales	(0.4)	(0.4)	—
Settlements	(2.5)	(1.1)	—
Transfers out of Level 3	(5.0)	—	—
Foreign exchange revaluation	—	(8.8)	—
Balance at End of Period	$32.4	$204.2	$(35.6)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$0.4	$0.4	$(4.4)

	2019		2018
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the nine months ended June 30,
Balance at beginning of period	$32.6	$(38.7)	$199.9	$(51.0)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	6.3	—	4.0	—
Included in general, administrative and other expense	—	(2.0)	—	(10.0)
Purchases	8.7	—	12.1	—
Sales	(4.7)	—	(0.4)	—
Settlements	(3.4)	40.7	(3.0)	32.4
Transfers out of Level 3	(7.1)	—	—	—
Foreign exchange revaluation and other	—	—	(8.4)	(7.0)
Balance at End of Period	$32.4	$—	$204.2	$(35.6)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$3.4	$—	$2.4	$(10.0)

There were no transfers into Level 3 during the nine months ended June 30, 2019 and 2018.
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Debt securities, trading	$19.3	Discounted cash flow	Discount rate	3.2%–11.8% (6.3%)
			Risk premium	2.0%–6.8% (4.2%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–109 months (58)
			Discount rate	8.0%–20.0% (13.4%)

__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading – debt and other equity securities	$20.5	Discounted cash flow	Discount rate	4.1%–12.3% (5.8%)
			Risk premium	2.0%–6.7% (3.6%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–115 months (61)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liability	38.7	Discounted cash flow	Discount rate	13.0%

If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of June 30, 2019, the resulting fair value of the assets would be lower (higher).

Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2019		September 30, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$5,508.8	$5,508.8	$6,610.8	$6,610.8
Other investments
Time deposits	2	15.9	15.9	12.3	12.3
Equity securities	3	14.8	21.7	81.8	103.6

Financial Liability
Debt	2	$697.0	$714.3	$695.9	$671.1

Note 8 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 63 and 53 CIPs as of June 30, 2019 and September 30, 2018.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$248.8	$299.8
Receivables	92.4	114.2
Investments, at fair value	2,351.1	2,109.4
Other assets	—	1.0
Total Assets	$2,692.3	$2,524.4

Liabilities
Accounts payable and accrued expenses	$52.6	$68.0
Debt	31.8	32.6
Other liabilities	0.1	9.3
Total liabilities	84.5	109.9
Redeemable Noncontrolling Interests	806.5	1,043.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,332.0	1,092.6
Nonredeemable noncontrolling interests	469.3	278.3
Total stockholders’ equity	1,801.3	1,370.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,692.3	$2,524.4

The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2019 and 2018.
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
Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2019
Assets
Investments
Debt securities	$0.9	$1,288.1	$140.6	$—	$1,429.6
Equity securities	173.1	229.7	267.6	197.1	867.5
Real estate	—	—	29.1	—	29.1
Loans	—	—	24.9	—	24.9
Total Assets Measured at Fair Value	$174.0	$1,517.8	$462.2	$197.1	$2,351.1

Liabilities
Other liabilities	$—	$0.1	$—	$—	$0.1

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2018
Assets
Investments
Debt securities	$0.6	$1,219.5	$118.0	$—	$1,338.1
Equity securities	270.7	154.8	199.7	113.8	739.0
Loans	—	—	32.3	—	32.3
Total Assets Measured at Fair Value	$271.3	$1,374.3	$350.0	$113.8	$2,109.4

Liabilities
Other liabilities	$0.6	$8.7	$—	$—	$9.3

Level 1 assets consist of equity and debt securities for which the fair values are based on quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of equity and debt securities of entities in emerging markets, other equity and debt instruments, real estate and loans for which the fair values are determined using significant unobservable inputs in either a market-based or income-based approach.
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.8 years and 3.5 years at June 30, 2019 and September 30, 2018. The CIPs’ unfunded commitments to these funds totaled $173.4 million and $1.9 million, of which the Company was contractually obligated to fund $21.2 million and $0.4 million based on its ownership percentage in the CIPs, at June 30, 2019 and September 30, 2018.

Changes in Level 3 assets were as follows:

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2019
Balance at April 1, 2019	$257.6	$131.7	$29.1	$38.4	$456.8
Realized and unrealized gains (losses) included in investment and other income (losses), net	0.5	8.6	(0.2)	(0.7)	8.2
Purchases	38.8	—	—	1.0	39.8
Sales	(29.4)	—	—	—	(29.4)
Settlements	—	—	—	(13.8)	(13.8)
Foreign exchange revaluation	0.1	0.3	0.2	—	0.6
Balance at June 30, 2019	$267.6	$140.6	$29.1	$24.9	$462.2
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2019	$(13.3)	$8.8	$(0.2)	$—	$(4.7)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2019
Balance at October 1, 2018	$199.7	$118.0	$—	$32.3	$350.0
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income (losses), net	7.4	(2.4)	3.2	(2.2)	6.0
Purchases	74.2	9.4	25.6	9.2	118.4
Sales	(29.8)	(20.1)	—	(0.6)	(50.5)
Settlements	(1.0)	(0.1)	—	(13.8)	(14.9)
Transfers into Level 3	0.1	—	—	—	0.1
Transfers out of Level 3	(25.4)	(3.6)	—	—	(29.0)
Foreign exchange revaluation	(2.8)	(0.3)	0.3	—	(2.8)
Balance at June 30, 2019	$267.6	$140.6	$29.1	$24.9	$462.2
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2019	$(6.3)	$4.9	$3.2	$(0.8)	$1.0

(in millions)	Equity Securities	Debt Securities	Loans	Total Level 3 Assets
for the three months ended June 30, 2018
Balance at April 1, 2018	$188.4	$112.2	$—	$300.6
Realized and unrealized gains included in investment and other income (losses), net	5.4	0.3	—	5.7
Purchases	0.1	—	5.0	5.1
Sales	(2.6)	(0.1)	—	(2.7)
Settlements	—	(0.5)	—	(0.5)
Consolidation	—	—	7.0	7.0
Foreign exchange revaluation	(3.8)	(1.0)	—	(4.8)
Balance at June 30, 2018	$187.5	$110.9	$12.0	$310.4
Change in unrealized gains included in net income relating to assets held at June 30, 2018	$0.9	$0.2	$—	$1.1

(in millions)	Equity Securities	Debt Securities	Loans	Total Level 3 Assets
for the nine months ended June 30, 2018
Balance at October 1, 2017	$160.7	$135.4	$—	$296.1
Realized and unrealized gains included in investment and other income (losses), net	22.9	2.4	—	25.3
Purchases	22.7	10.5	5.0	38.2
Sales	(17.5)	(37.8)	—	(55.3)
Settlements	—	(0.5)	—	(0.5)
Consolidation	—	—	7.0	7.0
Foreign exchange revaluation	(1.3)	0.9	—	(0.4)
Balance at June 30, 2018	$187.5	$110.9	$12.0	$310.4
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2018	$17.5	$(2.1)	$—	$15.4

There were no transfers into or out of Level 3 during the three months ended June 30, 2019 or the nine months ended June 30, 2018.
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Equity securities	$128.5	Market comparable companies	EBITDA multiple	4.7–13.6 (9.7)
	117.1	Discounted cash flow	Discount rate	6.0%–18.2% (12.7%)
	22.0	Market pricing	Private sale pricing	$0.25–$3.38 ($1.50) per share

Debt securities	111.9	Discounted cash flow	Discount rate	5.5%–23.0% (10.4%)
	28.7	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	12.3

Real estate	29.1	Yield capitalization	Equivalent yield	5.0%

Loans	24.9	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (11.9%)
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$171.9	Market comparable companies	EBITDA multiple	5.0–13.6 (9.3)
	27.8	Discounted cash flow	Discount rate	8.0%–16.5% (14.1%)

Debt securities	78.7	Discounted cash flow	Discount rate	7.0%–14.8% (10.8%)
	33.9	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	5.4	Market pricing	Private sale pricing	$42 per $100 of par

Loans	32.3	Discounted cash flow	Loss-adjusted discount rate	3.0%–22.7% (12.0%)

If the relevant significant inputs used in the market-based valuations were independently higher (lower) as of June 30, 2019, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations were independently higher (lower) as of June 30, 2019, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2019		September 30, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$248.8	$248.8	$299.8	$299.8
Financial Liability
Debt	3	$31.8	$31.8	$32.6	$32.4

Debt
Debt of CIPs totaled $31.8 million and $32.6 million at June 30, 2019 and September 30, 2018. The debt had fixed and floating interest rates ranging from 3.07% to 8.13% with a weighted-average effective interest rate of 6.94% at June 30, 2019, and from 3.07% to 7.88% with a weighted-average effective interest rate of 6.79% at September 30, 2018. The debt matures in fiscal year 2019.
Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the nine months ended June 30,	2019	2018
Balance at beginning of period	$1,043.6	$1,941.9
Net income (loss)	6.2	(18.3)
Net subscriptions and other	578.4	137.8
Net deconsolidations	(821.7)	(29.8)
Balance at End of Period	$806.5	$2,031.6

Note 9 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management and other fee receivables as follows:

(in millions)	June 30, 2019	September 30, 2018
Investments	$376.6	$161.8
Receivables	166.0	140.1
Total	$542.6	$301.9

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the nine months ended June 30, 2019. During fiscal year 2018, the Company purchased $32.6 million of certain equity and debt securities from two sponsored funds. None of the purchases occurred during the nine months ended June 30, 2018.

Note 10 – Taxes on Income
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate to 21% and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The Company completed its analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax expense recognized in the prior fiscal year was net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit was reversed during the quarter ended June 30, 2019 upon issuance of final regulations by the U.S. Department of Treasury, resulting in increased income tax expense and gross unrecognized tax benefits.
Note 11 – Commitments and Contingencies
Legal Proceedings
In 2016 and 2017, two former employees filed related class action lawsuits in the United States District Court for the Northern District of California (Cryer v. Franklin Resources, Inc., et al. and Fernandez v. Franklin Resources, Inc., et al.), which were later consolidated, relating to the Franklin Templeton 401(k) Retirement Plan (“Plan”). The consolidated action names as defendants Franklin, the Plan’s Investment Committee and individual current and former Investment Committee members, the Plan’s Administrative Committee, the Franklin Board of Directors, and individual current and former Franklin directors. The plaintiffs principally claim that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by, among other things, selecting certain mutual funds sponsored and managed by the Company (the “Funds”) as investment options for the Plan, when allegedly lower cost and better performing third-party investment options were available, and further challenge the Plan’s record keeping fees as excessive. The plaintiffs allege that Plan losses exceed $79.0 million and seek, among other relief, monetary damages, disgorgement, rescission of the Plan’s investments in the Funds, attorneys’ fees and costs, and pre- and post-judgment interest.
While management strongly believes that the claims asserted in the consolidated action are without merit, in order to avoid protracted litigation, on December 3, 2018, Franklin elected to enter into an agreement-in-principle to resolve the matter for a cash payment of $13.9 million, which the Company has accrued. In addition, Franklin agreed, among other Plan changes, to increase its existing matching contribution rate from 75% to 85% for eligible participant salary deferrals for a period of three years. The agreement remains subject to final court approval.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2019 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At June 30, 2019, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2018.
Note 12 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the nine months ended June 30, 2019
Nonvested balance at October 1, 2018	2,678	1,813	4,491	$39.08
Granted	3,884	897	4,781	30.75
Vested	(287)	(606)	(893)	37.86
Forfeited/canceled	(288)	(204)	(492)	36.90
Nonvested Balance at June 30, 2019	5,987	1,900	7,887	$34.31

Total unrecognized compensation expense related to nonvested stock and stock unit awards was $160.6 million at June 30, 2019. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

Note 13 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Investment and Other Income (Losses), Net
Dividend income	$24.2	$16.6	$74.0	$30.0
Interest income	7.2	15.4	24.7	64.9
Gains (losses) on investments, net	0.3	(1.8)	(16.1)	4.3
Income (losses) from investments in equity method investees	5.5	(4.1)	15.1	41.8
Gains (losses) on investments of CIPs, net	1.7	(69.9)	(15.5)	(15.3)
Rental income	4.7	4.2	14.6	11.9
Foreign currency exchange gains (losses), net	0.1	5.8	7.3	(4.9)
Other, net	0.5	—	(0.3)	2.2
Total	44.2	(33.8)	103.8	134.9
Interest Expense	(5.6)	(22.1)	(17.7)	(42.9)
Other Income (Expenses), Net	$38.6	$(55.9)	$86.1	$92.0

Substantially all dividend income was generated by investments in nonconsolidated funds. Interest income was primarily generated by cash equivalents and debt securities. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value and trading debt securities, and other-than-temporary impairment of investments.
Proceeds from the sale of available-for-sale securities were $6.8 million and $48.2 million for the three and nine months ended June 30, 2018. There were no sales of available-for-sale securities in the current fiscal year.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at June 30, 2019 were $7.9 million and $(1.9) million for the three and nine months ended June 30, 2019, and net gains (losses) recognized on trading investment securities that were held by the Company at June 30, 2018 were $(1.1) million and $2.3 million for the three and nine months ended June 30, 2018. Net gains (losses) recognized on investment securities of CIPs that were held at June 30, 2019 and 2018 were $13.2 million and $14.8 million for the three and nine months ended June 30, 2019, and $(39.0) million and $(49.7) million for the three and nine months ended June 30, 2018.

Note 14 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the three months ended June 30, 2019
Balance at April 1, 2019	$(379.6)	$(5.3)	$(1.6)	$(386.5)
Other comprehensive income
Other comprehensive income (loss) before reclassifications, net of tax	1.9	0.1	(4.9)	(2.9)
Reclassifications to net investment and other income (losses), net of tax	—	—	8.5	8.5
Total other comprehensive income	1.9	0.1	3.6	5.6
Balance at June 30, 2019	$(377.7)	$(5.2)	$2.0	$(380.9)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the nine months ended June 30, 2019
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(4.9)	(1.0)	(5.0)	(10.9)
Reclassifications to net investment and other income (losses), net of tax	0.1	—	8.5	8.6
Total other comprehensive income (loss)	(4.8)	(1.0)	3.5	(2.3)
Balance at June 30, 2019	$(377.7)	$(5.2)	$2.0	$(380.9)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the three months ended June 30, 2018
Balance at April 1, 2018	$(258.4)	$(6.8)	$5.5	$(259.7)
Other comprehensive income (loss), net of tax	(86.7)	0.2	3.3	(83.2)
Balance at June 30, 2018	$(345.1)	$(6.6)	$8.8	$(342.9)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the nine months ended June 30, 2018
Balance at October 1, 2017	$(281.0)	$(6.0)	$2.2	$(284.8)
Adoption of new accounting guidance	—	(0.1)	—	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(62.6)	(0.5)	8.3	(54.8)
Reclassifications to net investment and other income (losses), net of tax	(1.5)	—	(1.7)	(3.2)
Total other comprehensive income (loss)	(64.1)	(0.5)	6.6	(58.0)
Balance at June 30, 2018	$(345.1)	$(6.6)	$8.8	$(342.9)

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
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our sponsored funds, as well as institutional and high net-worth separate accounts. In addition to investment management, our services include fund administration, sales and distribution, marketing, shareholder servicing and other services. Our products and investment management and related services are distributed or marketed to investors globally under various distinct brand names, including Franklin® and Templeton®. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management funds and accounts, including alternative investment products, which meet a wide variety of specific investment needs of individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth below, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales, the number of shareholder transactions and accounts, and the fees charged for our services, which are based on contracts with our funds and our clients. These arrangements could change in the future.
During our third fiscal quarter, the global equity markets continued to provide positive returns, reflecting expectations for central banks to continue their accommodative monetary policies and hopes for progress in global trade tensions. The S&P 500 Index and MSCI World Index increased 4.3% and 4.2% for the quarter and 2.5% and 1.8% for the fiscal year to date. The global bond markets remained positive as the Bloomberg Barclays Global Aggregate Index increased 3.3% during the quarter and 6.8% for the fiscal year to date.
Our total AUM at June 30, 2019 was $715.2 billion, comparable to September 30, 2018 and 1% lower than at June 30, 2018. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2019 decreased 3% and 7% from the same periods in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2019	2018		2019	2018
Operating revenues	$1,476.7	$1,558.6	(5%)	$4,322.0	$4,791.9	(10%)
Operating income	374.9	503.1	(25%)	1,165.9	1,639.9	(29%)
Net income attributable to Franklin Resources, Inc.	245.9	402.0	(39%)	889.3	261.9	240%
Diluted earnings per share	$0.48	$0.75	(36%)	$1.74	$0.45	287%
Operating margin [1]	25.4%	32.3%		27.0%	34.2%
__________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $128.2 million for the three months ended June 30, 2019, as compared to the same period in the prior fiscal year, as operating revenues decreased 5% and operating expenses increased 4%. Net income attributable to Franklin Resources, Inc. decreased $156.1 million primarily due to the decrease in operating income and an $86.4 million revision to the estimated tax charge upon issuance of final regulations related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), partially offset by higher investment and other income, net, less the portion attributable to noncontrolling interests.
Operating income decreased $474.0 million for the nine months ended June 30, 2019, as compared to the same period in the prior fiscal year, as operating revenues decreased 10% and operating expenses were unchanged. Net income attributable to Franklin Resources, Inc. increased $627.4 million for the nine months ended June 30, 2019 primarily due to a prior-year estimated income tax charge of $1.1 billion resulting from enactment of the Tax Act, partially offset by the decrease in operating income.
Diluted earnings per share decreased for the three months ended June 30, 2019 and increased for the nine-month period, consistent with the changes in net income and the impacts of 6% and 7% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2019.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	June 30, 2019	June 30, 2018	Percent Change
Equity
Global/international	$169.8	$201.0	(16%)
United States	112.4	109.6	3%
Total equity	282.2	310.6	(9%)
Multi-Asset/Balanced	136.0	137.7	(1%)
Fixed Income
Tax-free	65.0	65.6	(1%)
Taxable
Global/international	154.9	154.5	0%
United States	67.9	46.6	46%
Total fixed income	287.8	266.7	8%
Cash Management	9.2	9.1	1%
Total	$715.2	$724.1	(1%)
AUM at June 30, 2019 decreased 1% from June 30, 2018 as $32.6 billion of net outflows and a $2.7 billion decrease from net market change, distributions and other were partially offset by $26.4 billion from an acquisition.

Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2019	2018		2019	2018
Equity
Global/international	$170.8	$202.4	(16%)	24%	28%
United States	110.3	108.2	2%	16%	15%
Total equity	281.1	310.6	(9%)	40%	43%
Multi-Asset/Balanced	134.4	137.9	(3%)	19%	19%
Fixed Income
Tax-free	64.2	66.3	(3%)	9%	9%
Taxable
Global/international	153.7	160.2	(4%)	22%	22%
United States	68.2	47.4	44%	9%	6%
Total fixed income	286.1	273.9	4%	40%	37%
Cash Management	9.2	9.3	(1%)	1%	1%
Total	$710.8	$731.7	(3%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2019	2018		2019	2018
Equity
Global/international	$175.5	$207.9	(16%)	25%	28%
United States	108.1	108.9	(1%)	16%	14%
Total equity	283.6	316.8	(10%)	41%	42%
Multi-Asset/Balanced	133.1	140.9	(6%)	19%	19%
Fixed Income
Tax-free	63.2	68.1	(7%)	9%	9%
Taxable
Global/international	151.8	162.9	(7%)	22%	22%
United States	55.8	49.0	14%	8%	7%
Total fixed income	270.8	280.0	(3%)	39%	38%
Cash Management	9.4	7.7	22%	1%	1%
Total	$696.9	$745.4	(7%)	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Beginning AUM	$712.3	$737.5	(3%)	$717.1	$753.2	(5%)
Long-term sales	28.4	25.8	10%	77.1	82.5	(7%)
Long-term redemptions	(38.2)	(41.8)	(9%)	(116.8)	(122.9)	(5%)
Long-term net exchanges	—	(0.1)	(100%)	(0.5)	(0.3)	67%
Long-term reinvested distributions	4.4	4.0	10%	21.2	16.3	30%
Net flows	(5.4)	(12.1)	(55%)	(19.0)	(24.4)	(22%)
Acquisitions	—	9.8	(100%)	26.4	9.8	169%
Net market change, distributions and other	8.3	(11.1)	NM	(9.3)	(14.5)	(36%)
Ending AUM	$715.2	$724.1	(1%)	$715.2	$724.1	(1%)
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2019	$174.4	$109.5	$134.7	$63.4	$152.5	$68.9	$8.9	$712.3
Long-term sales	4.4	4.3	3.7	2.1	12.1	1.8	—	28.4
Long-term redemptions	(10.1)	(5.4)	(5.6)	(1.9)	(12.0)	(3.2)	—	(38.2)
Long-term net exchanges	(0.9)	(0.6)	1.4	0.1	—	—	—	—
Long-term reinvested distributions	0.3	0.6	1.6	0.4	1.2	0.3	—	4.4
Net flows	(6.3)	(1.1)	1.1	0.7	1.3	(1.1)	—	(5.4)
Net market change, distributions and other	1.7	4.0	0.2	0.9	1.1	0.1	0.3	8.3
AUM at June 30, 2019	$169.8	$112.4	$136.0	$65.0	$154.9	$67.9	$9.2	$715.2

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2018	$202.7	$106.6	$137.6	$67.0	$165.0	$48.2	$10.4	$737.5
Long-term sales	6.0	4.4	4.0	1.2	8.3	1.9	—	25.8
Long-term redemptions	(13.3)	(5.5)	(5.7)	(2.9)	(11.0)	(3.4)	—	(41.8)
Long-term net exchanges	(0.2)	0.4	—	(0.1)	(0.2)	—	—	(0.1)
Long-term reinvested distributions	0.2	0.5	1.5	0.5	1.0	0.3	—	4.0
Net flows	(7.3)	(0.2)	(0.2)	(1.3)	(1.9)	(1.2)	—	(12.1)
Acquisition	9.8	—	—	—	—	—	—	9.8
Net market change, distributions and other	(4.2)	3.2	0.3	(0.1)	(8.6)	(0.4)	(1.3)	(11.1)
AUM at June 30, 2018	$201.0	$109.6	$137.7	$65.6	$154.5	$46.6	$9.1	$724.1

AUM increased $2.9 billion during the quarter ended June 30, 2019 due to $8.3 billion of net market change, distributions and other, partially offset by $5.4 billion of net outflows. Net market change, distributions and other primarily consists of $13.4 billion of market appreciation, partially offset by $6.1 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, most significantly in equity and fixed income products, and reflected positive returns in global equity and fixed income markets as evidenced by increases of 4.3% in the S&P 500 Index, 4.2% in the MSCI World Index and 3.3% in the Bloomberg Barclays Global Aggregate Index. The net outflows included $0.9 billion from a global/international equity fund, $0.9 billion from a sub-advised variable annuity client, $0.7 billion from a global/international fixed income fund and $0.7 billion from an institutional U.S. fixed income product. Long-term sales increased 10% to $28.4 billion, as compared to the prior-year period, primarily due to higher sales in global/international fixed income products, partially offset by lower sales in global/international equity products. Long-term redemptions decreased 9% to $38.2 billion primarily due to lower redemptions of global/international equity products.
AUM increased $13.4 billion or 2% during the quarter ended June 30, 2018 due to $12.1 billion of net outflows and $11.1 billion of net market change, distributions and other, partially offset by $9.8 billion from an acquisition. The net outflows included outflows of $3.8 billion from two institutional separate accounts, $1.8 billion from two global/international equity funds, $1.4 billion from a multi-asset/balanced fund, and $1.3 billion from two global/international fixed income funds with global macro strategies, and inflows of $1.8 billion from two institutional products. Net market change, distributions and other consists of $5.1 billion of long-term distributions, a $4.4 billion decrease from foreign exchange revaluation, a $1.3 billion decrease in net cash management and $0.3 billion of market depreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 15% of total AUM, and was primarily due to strengthening of the U.S. dollar against the Euro, Indian Rupee, Canadian dollar, Pound Sterling and Australian dollar. Market depreciation occurred in global/international products and was substantially offset by appreciation in the other long-term investment objectives, reflecting mixed market returns as the S&P 500 Index and MSCI World Index increased 3.4% and 1.9% and the Bloomberg Barclays Global Aggregate Index decreased 2.8%.

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	13.8	12.4	9.6	5.5	30.6	5.2	—	77.1
Long-term redemptions	(31.8)	(17.5)	(16.8)	(8.0)	(32.7)	(10.0)	—	(116.8)
Long-term net exchanges	(1.5)	(0.6)	1.3	0.1	0.2	—	—	(0.5)
Long-term reinvested distributions	4.8	5.6	4.6	1.3	4.1	0.8	—	21.2
Net flows	(14.7)	(0.1)	(1.3)	(1.1)	2.2	(4.0)	—	(19.0)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	(9.9)	(2.7)	(1.6)	2.2	2.1	0.7	(0.1)	(9.3)
AUM at June 30, 2019	$169.8	$112.4	$136.0	$65.0	$154.9	$67.9	$9.2	$715.2

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	18.5	12.1	11.5	4.4	29.7	6.3	—	82.5
Long-term redemptions	(36.5)	(17.7)	(17.8)	(9.2)	(32.2)	(9.5)	—	(122.9)
Long-term net exchanges	—	0.5	0.1	(0.5)	(0.6)	0.2	—	(0.3)
Long-term reinvested distributions	2.6	3.9	4.4	1.5	3.1	0.8	—	16.3
Net flows	(15.4)	(1.2)	(1.8)	(3.8)	—	(2.2)	—	(24.4)
Acquisition	9.8	—	—	—	—	—	—	9.8
Net market change, distributions and other	(3.2)	3.6	(3.8)	(1.6)	(10.5)	(1.8)	2.8	(14.5)
AUM at June 30, 2018	$201.0	$109.6	$137.7	$65.6	$154.5	$46.6	$9.1	$724.1

AUM decreased $1.9 billion during the nine months ended June 30, 2019 due to $19.0 billion of net outflows and $9.3 billion of net market change, distributions and other, substantially offset by $26.4 billion from an acquisition. The net outflows included outflows of $2.2 billion from a global/international equity fund, $2.1 billion from three institutional separate accounts due to the clients’ mandatory redemption policies following portfolio manager departures, $1.3 billion from a multi-asset/balanced fund, $1.3 billion from a global/international fixed income fund, $1.2 billion from an institutional U.S. fixed income product, $1.2 billion from two sub-advised institutional products and $1.0 billion from a sub-advised variable annuity client, and inflows of $2.9 billion in two global/international fixed income funds and $1.3 billion in a U.S. equity fund. Long-term sales decreased 7% to $77.1 billion, as compared to the prior-year period, and long-term redemptions decreased 5% to $116.8 billion, primarily due to lower sales and redemptions of global/international equity products. Net market change, distributions and other primarily consists of $25.8 billion of long-term distributions, partially offset by $16.9 billion of market appreciation. The market appreciation occurred in all long-term investment objectives except global/international equity, and reflected positive returns in global fixed income markets as evidenced by a 6.8% increase in the Bloomberg Barclays Global Aggregate Index and in the U.S. equity market as evidenced by a 2.5% increase in the S&P 500 Index.
AUM decreased $29.1 billion during the nine months ended June 30, 2018 due to $24.4 billion of net outflows and $14.5 billion of net market change, distributions and other, partially offset by $9.8 billion from an acquisition. The net outflows included outflows of $4.8 billion from three institutional separate accounts, $3.7 billion from three global/international fixed income funds with global macro strategies, $3.1 billion from two global/international equity funds and $3.0 billion from a multi-asset/balanced fund, and inflows of $3.2 billion in a global/international fixed income fund and $2.9 billion in two institutional products. Net market change, distributions and other consists of $20.8 billion of long-term distributions and a $3.5 billion decrease from foreign exchange revaluation, net of $7.0 billion of market appreciation and a $2.8 billion increase in net cash management. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Indian Rupee and Australian dollar. The market appreciation occurred primarily in equity and multi-asset/balanced products, partially offset by depreciation in global/international fixed income products, and reflected positive returns in global equity markets as evidenced by increases of 9.5% and 6.4% in the S&P 500 Index and MSCI World Index and negative returns in global fixed income markets as evidenced by a 0.4% decrease in the Bloomberg Barclays Global Aggregate Index.
Average AUM by sales region was as follows:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2019	2018		2019	2018
United States	$485.2	$484.6	0%	$471.4	$492.9	(4%)
International
Europe, Middle East and Africa	91.2	104.0	(12%)	92.4	107.7	(14%)
Asia-Pacific	92.1	95.4	(3%)	90.4	95.8	(6%)
Canada	27.6	30.6	(10%)	27.9	31.3	(11%)
Latin America [1]	14.7	17.1	(14%)	14.8	17.7	(16%)
Total international	225.6	247.1	(9%)	225.5	252.5	(11%)
Total	$710.8	$731.7	(3%)	$696.9	$745.4	(7%)
__________________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 68% for the three and nine months ended June 30, 2019 and 66% for the same periods in the prior fiscal year.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.

Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 92% of AUM exceeding the benchmark and peer group median comparisons for the three-year period, as well as the peer group median for the ten-year period. The performance of our multi-asset/balanced products significantly exceeded the peer group medians for the one-, three- and ten-year periods, but has lagged in the five-year comparison and against the benchmarks during the periods presented, reflecting the performance of a fund that represents 69% of this category. Higher relative investment performance by this fund during the nine months ended June 30, 2019 resulted in a significant increase from September 30, 2018 to the peer group median comparison for the one-year period. Improved performance of our U.S. equity products during the three months ended June 30, 2019 resulted in significant increases from September 30, 2018 to the benchmark and peer group median comparisons for the one-year period. The performance of our tax-free and U.S. taxable fixed income, as well as of our global/international equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.
The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2019	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	17%	23%	24%	25%	45%	28%	37%	32%
United States	70%	44%	33%	34%	91%	62%	69%	72%
Total equity	40%	32%	28%	29%	65%	43%	51%	50%
Multi-Asset/Balanced	7%	8%	6%	4%	86%	78%	14%	95%
Fixed Income
Tax-free	42%	39%	41%	44%	58%	46%	44%	50%
Taxable
Global/international	52%	94%	50%	81%	48%	92%	73%	93%
United States	6%	49%	9%	54%	26%	31%	12%	4%
Total fixed income	42%	73%	41%	64%	47%	70%	55%	62%
__________________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 87% and 86% of our total AUM as of June 30, 2019.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity and debt funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 18, 2019 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Investment management fees	$1,019.4	$1,077.9	(5%)	$2,983.6	$3,308.6	(10%)
Sales and distribution fees	367.5	391.4	(6%)	1,080.8	1,219.0	(11%)
Shareholder servicing fees	52.7	53.9	(2%)	164.9	170.1	(3%)
Other	37.1	35.4	5%	92.7	94.2	(2%)
Total Operating Revenues	$1,476.7	$1,558.6	(5%)	$4,322.0	$4,791.9	(10%)
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $58.5 million and $325.0 million for the three and nine months ended June 30, 2019 primarily due to 3% and 7% decreases in average AUM, lower effective investment management fee rates and $14.7 million and $45.1 million decreases from a change in presentation of certain fees from investment management fees to distribution fees upon adoption of new revenue recognition accounting guidance on October 1, 2018, partially offset by higher performance fees. The decreases in average AUM occurred primarily in the global/international and multi-asset/balanced investment objectives, partially offset by increases in the U.S. taxable fixed income investment objective. The decreases occurred in all international sales regions for the three-month period, and across all sales regions for the nine-month period, most significantly in the U.S. and Europe, Middle East and Africa.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 56.3 basis points for both the three and nine months ended June 30, 2019, from 58.6 and 58.9 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower weighting of AUM in the global/international equity investment objective, which generally has the highest fee rates, along with a higher mix of AUM in lower fee products within the U.S. and Europe, Middle East and Africa sales regions for this investment objective, and the $14.7 million and $45.1 million decreases from the change in presentation of certain fees discussed above, partially offset by higher rates and mix of AUM in the U.S. taxable fixed income investment objective.
Performance-based investment management fees were $19.2 million and $39.5 million for the three and nine months ended June 30, 2019, and $5.9 million and $14.6 million for the same periods in the prior fiscal year. The increases were primarily due to fees earned from separate accounts and a private debt fund, as well as a real estate fund for the nine-month period.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Asset-based fees	$297.9	$324.0	(8%)	$891.9	$996.3	(10%)
Sales-based fees	66.4	63.3	5%	180.0	211.1	(15%)
Contingent sales charges	3.2	4.1	(22%)	8.9	11.6	(23%)
Sales and Distribution Fees	$367.5	$391.4	(6%)	$1,080.8	$1,219.0	(11%)
Asset-based distribution fees decreased $26.1 million and $104.4 million for the three and nine months ended June 30, 2019 primarily due to $22.4 million and $103.5 million from 7% and 10% decreases in the related average AUM and $17.8 million and $48.9 million from a lower mix of U.S. Class C assets which have higher fee rates than other share classes. The decreases were partially offset by $14.7 million and $45.1 million increases from a change in presentation of certain fees to distribution fees from investment management fees upon adoption of new revenue recognition accounting guidance on October 1, 2018.
Sales-based fees increased $3.1 million for the three months ended June 30, 2019 primarily due to $6.5 million from a 13% increase in total commissionable sales, partially offset by a decrease of $2.6 million from a lower mix of U.S. product commissionable sales, which typically generate higher sales fees than non-U.S. products. Sales-based fees decreased $31.1 million for the nine-month period primarily due to $25.9 million from a 10% decrease in total commissionable sales and $3.2 million from a lower mix of U.S. product commissionable sales. Commissionable sales represented 8% of total sales for the three and nine months ended June 30, 2019, and 8% and 9% for the three and nine months ended June 30, 2018.
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
Shareholder servicing fees decreased $1.2 million and $5.2 million for the three and nine months ended June 30, 2019, primarily due to lower levels of related AUM. The decrease for the nine-month period was also due to fewer transactions. The decreases were partially offset by $2.0 million and $5.7 million increases from the recognition of certain fund reimbursements as revenue upon adoption of new revenue recognition accounting guidance on October 1, 2018.
Other
Other revenue increased $1.7 million and decreased $1.5 million for the three and nine months ended June 30, 2019. Lower interest and dividend income from consolidated investment products (“CIPs”) was more than offset for the three-month period and largely offset for the nine-month period by higher miscellaneous fee revenues.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2019	2018		2019	2018
Sales, distribution and marketing	$462.4	$499.8	(7%)	$1,356.3	$1,550.0	(12%)
Compensation and benefits	437.7	357.5	22%	1,202.3	1,045.5	15%
Information systems and technology	65.7	62.5	5%	188.7	175.6	7%
Occupancy	32.2	30.5	6%	94.8	94.0	1%
General, administrative and other	103.8	105.2	(1%)	314.0	286.9	9%
Total Operating Expenses	$1,101.8	$1,055.5	4%	$3,156.1	$3,152.0	0%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2019	2018		2019	2018
Asset-based expenses	$371.7	$420.4	(12%)	$1,106.1	$1,292.2	(14%)
Sales-based expenses	70.4	59.4	19%	190.1	197.3	(4%)
Amortization of deferred sales commissions	20.3	20.0	2%	60.1	60.5	(1%)
Sales, Distribution and Marketing	$462.4	$499.8	(7%)	$1,356.3	$1,550.0	(12%)
Asset-based expenses decreased $48.7 million and $186.1 million for the three and nine months ended June 30, 2019 primarily due to $28.9 million and $132.8 million from 7% and 10% decreases in the related average AUM, and $17.8 million and $48.5 million from a lower mix of U.S. Class C assets which have higher expense rates than other share classes. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $11.0 million for the three months ended June 30, 2019 primarily due to increases of $6.6 million from the recognition of sales commissions on U.S. Class C shares as expense at the time of sale and $6.3 million from a 13% increase in total commissionable sales, partially offset by a decrease of $2.8 million in India primarily related to regulatory-driven changes in fee structure. The recognition of sales commissions on U.S. Class C shares as expense at the time of sale is consistent with the treatment of contract costs with a useful life of one year or less under new revenue recognition accounting guidance adopted on October 1, 2018. The commissions relate to shares sold without a front-end sales charge and were deferred and amortized over one year in prior years.
Sales-based expenses decreased $7.2 million for the nine months ended June 30, 2019 primarily due to decreases of $21.0 million from a 10% decrease in total commissionable sales and $8.1 million in India primarily related to regulatory-driven changes in fee structure, partially offset by increases of $16.1 million from the recognition of sales commissions on U.S. Class C shares as expense at the time of sale and $7.1 million from revised U.S. dealer commission pricing effective September 2018.
Amortization of deferred sales commissions increased $0.3 million and decreased $0.4 million for the three and nine months ended June 30, 2019, as the change in accounting for U.S. Class C shares discussed above, which resulted in no further deferral and amortization, was more than offset for the three-month period and largely offset for the nine-month period by higher sales of shares sold without a front-end sales charge. The unamortized deferred Class C commission balance of $9.1 million at September 30, 2018 was reversed against retained earnings upon adoption of the new accounting guidance.

Compensation and Benefits
Compensation and benefit expenses increased $80.2 million and $156.8 million for the three and nine months ended June 30, 2019 due to increases of $70.0 million and $127.1 million in salaries, wages and benefits, and $10.2 million and $29.7 million in variable compensation.
Salaries, wages and benefits increased primarily due to increases of $38.5 million and $48.8 million in termination benefits, $18.2 million and $39.7 million from acquisition-related retention compensation and $10.9 million and $27.0 million from higher average staffing levels primarily due to acquisitions. Additional increases of $6.2 million and $18.3 million for annual salary increases that were effective December 1, 2018 and 2017 were partially offset by decreases of $3.1 million and $10.7 million from favorable foreign currency impacts. The increase in termination benefits was primarily due to special benefits related to the voluntary separation of approximately 250 employees, which was 2.5% of our global workforce, and an additional 2.0% workforce reduction. We expect to incur additional expenses of approximately $15 million during the fourth quarter of the fiscal year related to these actions and implementation of additional cost structure and business optimization initiatives. We also expect to incur additional acquisition-related retention expenses of approximately $20 million during the fourth quarter, $80 million during the fiscal year ending September 30, 2020, and amounts that decrease by approximately $10 million per year in the following four fiscal years.
Variable compensation increased primarily due to increases of $17.1 million and $29.1 million for acquired firms’ performance bonus plans, partially offset by decreases of $9.5 million and $15.4 million in bonus expense due to lower expectations of our annual performance. The increase for the nine-month period also included $8.2 million related to unvested mutual fund awards.
Variable compensation as a percentage of compensation and benefits was 29% and 31% for the three and nine months ended June 30, 2019, and 34% and 33% for the same periods in the prior fiscal year. Our global workforce was approximately 9,800 employees at both June 30, 2019 and 2018.
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
Information Systems and Technology
Information systems and technology expenses increased $3.2 million and $13.1 million for the three and nine months ended June 30, 2019 primarily due to higher external data service costs. The increase for the nine-month period also included higher software and technology consulting costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net carrying value at beginning of period	$106.0	$106.9	$106.2	$102.1
Additions, net of disposals	11.1	9.9	34.6	38.8
Amortization	(12.6)	(11.7)	(36.3)	(35.8)
Net Carrying Value at End of Period	$104.5	$105.1	$104.5	$105.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $1.7 million and $0.8 million for the three and nine months ended June 30, 2019 primarily due to higher rent expense. The increase for the nine-month period was substantially offset by $3.9 million of equipment impairment in the prior year.
During the three months ended June 30, 2019, we substantially completed construction of two new buildings at our corporate headquarters campus in San Mateo, California and purchased an office building in Poznan, Poland. The addition of these new properties will result in increased depreciation and other occupancy expenses of approximately $3 million per quarter beginning in the quarter ending September 30, 2019.

General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $1.4 million for the three months ended June 30, 2019 primarily due to $4.4 million of prior year contingent consideration expense for the K2 Advisors Holdings, LLC acquisition, for which the total consideration is now final, and lower travel and entertainment, CIPs expenses and advertising and promotion, substantially offset by higher expenses related to intangible assets. Travel and entertainment decreased $2.6 million, CIPs expenses decreased $2.2 million and advertising and promotion decreased $2.0 million. The decreases were substantially offset by increases of $4.6 million in impairment of intangible assets related to prior year acquisitions and $4.5 million in intangible asset amortization primarily related to the current year acquisition of Benefit Street Partners L.L.C. (“BSP”).
General, administrative and other operating expenses increased $27.1 million for the nine months ended June 30, 2019 primarily due to a $13.9 million litigation settlement and higher third-party service and fund administration fees, intangible asset amortization and professional fees. Third-party fees primarily for sub-advisory and fund administration services increased $10.8 million, including $5.7 million from the recognition of certain payments reimbursed by funds as expense upon adoption of new revenue recognition accounting guidance on October 1, 2018. Intangible asset amortization increased $8.6 million and professional fees increased $8.2 million, both primarily related to the BSP acquisition. The increases were partially offset by decreases of $8.0 million in contingent consideration expense and $4.4 million in CIPs expenses.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2019	2018		2019	2018
Investment and other income (losses), net	$44.2	$(33.8)	NM	$103.8	$134.9	(23%)
Interest expense	(5.6)	(22.1)	(75%)	(17.7)	(42.9)	(59%)
Other Income (Expenses), Net	$38.6	$(55.9)	NM	$86.1	$92.0	(6%)
Investment and other income (losses), net consists primarily of dividend and interest income, income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, rental income and foreign currency exchange gains (losses).
Other income (expenses), net increased $94.5 million and decreased $5.9 million for the three and nine months ended June 30, 2019 primarily due to the impacts of changes in market valuations on investment income, foreign exchange gains (losses) and lower interest expense. Investments of CIPs generated net gains of $1.7 million for the three-month period as compared to net losses of $69.9 million in the prior year primarily due to higher market valuations of holdings by various global/international fixed income funds and a U.S fixed income fund. Equity method investees generated income of $5.5 million for the three-month period as compared to losses of $4.1 million in the prior year and $26.7 million less income for the nine-month period primarily due to changes in market valuations of investments held by a global equity fund. Investments held by the Company generated $0.3 million of net gains for the three-month period as compared to net losses of $1.8 million in the prior year, and net losses of $16.1 million for the nine-month period as compared to net gains of $4.3 million in the prior year. The current year amounts include $7.5 million of net gains for the three-month period and $8.3 million of net losses for the nine-month period from equity securities that were classified as available-for-sale or carried at cost prior to the adoption of new financial instruments accounting guidance on October 1, 2018, which requires the changes in fair value of these securities to be recognized in earnings, as well as an $8.5 million other-than-temporary impairment of an available-for-sale debt security recognized in the current quarter. Net foreign currency exchange gains decreased $5.7 million for the three-month period primarily from the impact of weakening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe, while net gains of $7.3 million for the nine-month period, as compared to net losses of $4.9 million in the prior year, primarily resulted from the impact of strengthening of the U.S. dollar against the Euro. Interest expense decreased $16.5 million and $25.2 million primarily due to $12.5 million of prior year costs related to early redemption of senior notes and lower debt balances.

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
Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at June 30, 2019, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$5,508.8	$—	$—	$—	$5,508.8
Investments
Equity
Global/international	4.4	201.8	615.7	139.4	961.3
United States	11.3	3.7	10.9	42.5	68.4
Total equity	15.7	205.5	626.6	181.9	1,029.7
Multi-Asset/Balanced	5.1	19.9	45.6	159.0	229.6
Fixed Income
Tax-free	—	0.2	—	10.0	10.2
Taxable
Global/international	72.3	119.3	142.2	751.1	1,084.9
United States	26.9	185.2	157.5	233.0	602.6
Total fixed income	99.2	304.7	299.7	994.1	1,697.7
Total investments	120.0	530.1	971.9	1,335.0	2,957.0
Total Cash and Cash Equivalents and Investments	$5,628.8	$530.1	$971.9	$1,335.0	$8,465.8

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2018, and Note 2 - New Accounting Guidance and Note 6 - Investments in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q for information on investment accounting classifications.

[2]
Other consists of $77.5 million of debt securities and $11.8 million of investments in life settlement contracts, both of which are measured at fair value, and $30.7 million of investments carried at adjusted cost.

TAXES ON INCOME
The Tax Act, which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We completed our analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax expense recognized in the prior fiscal year was net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit was reversed during the quarter ended June 30, 2019 upon issuance of final regulations by the U.S. Department of Treasury.
Our effective income tax rate was 38.4% and 28.4% for the three and nine months ended June 30, 2019, as compared to 20.5% and 84.6% for the same periods in the prior fiscal year. The rate increase for the three-month period was primarily due to the reversal of the tax benefit related to U.S. taxation of deemed foreign dividends, partially offset by the current year impact of the lower 21% statutory rate as compared to a blended statutory rate of 24.5% in the prior year. The rate decrease for the nine-month period was primarily due to the prior year impact of the transition tax, net of the tax benefit from the revaluation of net deferred tax liabilities at the lower statutory rate, and the current year impact of the lower 21% statutory rate as compared to the prior year blended statutory rate of 24.5%, partially offset by the reversal of the tax benefit related to U.S. taxation of deemed foreign dividends.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of earnings by jurisdictions. Changes in tax rates or tax legislation in these jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2019	2018
Operating cash flows	$169.3	$1,508.5
Investing cash flows	(1,008.8)	(272.8)
Financing cash flows	(302.0)	(3,316.7)
Net cash provided by operating activities decreased during the nine months ended June 30, 2019 primarily due to activities of CIPs which had net purchases of investments as compared to net liquidations in the prior year. Net cash used in investing activities increased primarily due to cash paid for the BSP acquisition and higher net additions of property and equipment primarily related to construction of two new buildings at our corporate headquarters campus in San Mateo, California and a purchased office building in Poznan, Poland. Net cash used in financing activities decreased primarily due to lower dividends paid on and repurchases of common stock, higher net subscriptions in CIPs by noncontrolling interests, and a prior-year debt payment.
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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$5,508.8	$6,610.8
Receivables	757.8	733.7
Investments	2,268.3	2,130.6
Total Liquid Assets	$8,534.9	$9,475.1

Liability
Debt	$697.0	$695.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2019 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of direct investments in redeemable CIPs, investments in sponsored and other funds, other equity and debt securities and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,793.8 million and $3,382.6 million at June 30, 2019 and September 30, 2018, including $264.0 million and $252.6 million that was restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense or other dilution to our earnings.

Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities, and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2019, $699.4 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at June 30, 2019.
At June 30, 2019, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
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
We declare dividends on a quarterly basis. We declared regular dividends of $0.78 per share ($0.26 per share per quarter) during the nine months ended June 30, 2019, and regular dividends of $0.69 per share ($0.23 per share per quarter) and a special dividend of $3.00 per share during the nine months ended June 30, 2018. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on price, market and business conditions and other factors. During the three and nine months ended June 30, 2019, we repurchased 3.6 million and 18.9 million shares of our common stock at a cost of $121.3 million and $592.9 million. At June 30, 2019, 52.8 million shares remained available for repurchase under the authorization approved by our Board of Directors in April 2018. During the three and nine months ended June 30, 2018, we repurchased 13.4 million and 29.1 million shares of our common stock at a cost of $446.2 million and $1,078.8 million.
We invested $198.8 million, net of redemptions, into our sponsored products during the nine months ended June 30, 2019, and redeemed $132.6 million, net of investments, in the prior-year period.
On February 1, 2019, we acquired all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager, for a purchase consideration of $720.1 million in cash.
During the three months ended June 30, 2019, we substantially completed construction of two new buildings at our corporate headquarters campus in San Mateo, California with a total cost to date of approximately $109 million and purchased an office building in Poznan, Poland with a total cost of approximately $86 million. The buildings are for use in our business operations.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the nine months ended June 30, 2019. During fiscal year 2018, we purchased $32.6 million of certain equity and debt securities from two sponsored funds. None of these purchases occurred during the nine months ended June 30, 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
At June 30, 2019, there were no material changes in our contractual obligations and commitments as reported in our Form 10‑K for fiscal year 2018. The federal transition tax liability decreased to $827.9 million at June 30, 2019.
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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of June 30, 2019, we were the primary beneficiary of 39 investment product VIEs.
Fair Value Measurements
A substantial amount of our investments is recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2019, Level 3 assets represented 17% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There were $36.1 million of transfers out of and insignificant transfers into Level 3 during the nine months ended June 30, 2019.
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
Goodwill and Other Intangible Assets
Subsequent to our annual impairment tests as of August 1, 2018, we monitored market conditions, including changes in our AUM and weighted-average cost of capital, and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
During the three months ended June 30, 2019, we recognized $9.3 million of impairment of Canadian management contract indefinite-lived intangible assets acquired in fiscal year 2001 due to lower estimates of future pre-tax profit margin and sales for the associated fund products. There were no other events or circumstances which would indicate that goodwill or our other indefinite-lived intangible assets might be impaired subsequent to the annual impairment tests as of August 1, 2018.
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
AUM is generally based on the fair value of the underlying securities held by our investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market in accordance with the Company’s global valuation and pricing policy. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. As of June 30, 2019, our total AUM by fair value hierarchy level was 51% Level 1, 44% Level 2 and 5% Level 3. As substantially all of our AUM is valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators including the European Commission, are considering what threats to U.S., EU and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, could impact our business. The Dodd-Frank Act, as well as other legislative and regulatory changes, impose other restrictions and limitations on us, resulting in increased scrutiny and oversight of our services and products. Under the Dodd-Frank Act, which imposes a number of regulations governing derivative transactions, certain categories of swaps are required to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries have implemented or are in the process of implementing similar requirements, and there is some risk that full mutual recognition may not be achieved between the various regimes, and duplication of regulation and transaction costs may result. In addition, the SEC has adopted rules that have changed the structure and operation for certain types of money market funds, and that require certain registered funds to adopt liquidity management programs. The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. We expect that the complex regulatory requirements and developments applicable to us will cause us to incur additional administrative and compliance costs.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with the Bank Secrecy Act of 1970, anti-money laundering and Know Your Customer requirements, and economic, trade and other sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, limit terrorism and actions that undermine the stability, sovereignty and territorial integrity of countries. At the same time, there has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, employee and others’ information. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules effective May 2018, we may also be or become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the recently enacted California Consumer Privacy Act (“CCPA”) effective January 2020, which provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. As we continue to address these requirements or focus on meeting new or expanded requirements, we may expend a substantial amount of time and resources. Any inability to meet these requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, systems failures, data security or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, the technology systems we use remain vulnerable to unauthorized access, computer viruses, potential human errors or other events and circumstances that have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities designed to maliciously obtain and exploit confidential information and to otherwise cause damage) or an authorized employee or vendor inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
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
Our contractual obligations may subject us to indemnification costs and liability to third parties. In the ordinary course of business, we and our subsidiaries enter into contracts with third parties, including, without limitation, vendors, other service providers, and clients, that contain a variety of representations and warranties and that provide for indemnifications by us in certain circumstances. Pursuant to such contractual arrangements, we may be subject to indemnification costs and liability to third parties if, for example, we breach any material obligations under the agreements or agreed standards of care, or in the event such third parties have certain legal claims asserted against them. The terms of these indemnities vary from contract to contract, and future indemnification claims against us could negatively impact our financial condition.
Our business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our services and products, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investors globally through our products. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to effectively process and monitor a large number of transactions, many of which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our employees and subject to potential human errors. Our employees and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated or significantly altered. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.
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
Changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. The SEC has proposed changes to Rule 12b-1 promulgated under the Investment Company Act which, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds. Higher distribution costs lower our income; consolidations in the broker-dealer industry could also adversely impact our income. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers, that will, subject to a transition period until June 30, 2020, among other things: require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, and raise the broker-dealer standard of conduct beyond existing suitability obligations; and require a new relationship summary disclosure document to inform retail clients of the nature of the broker-dealers’ relationships with investment professionals and registered investment advisers, including a description of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist. In addition, the U.K., the Netherlands and the EU through MiFID II have adopted regimes which ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with such distributors may also impair our distribution and sales operations. Because we use broker-dealers, banks, investment advisers and other financial intermediaries to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, income and overall business and financial condition.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. While our operational size, the diversity of locations from which we operate, and our various back-up systems provide us with an advantage should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters; political, economic or infrastructure instabilities; information, technology or security limitations or breaches; or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time we receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. In addition, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, from time to time, we are named as a party in litigation. We may be obligated, and under our certificate of incorporation, by-laws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any litigation, investigations, examinations and settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2019, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2018.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2019.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	419,327	$34.59	419,327	55,944,864
May 2019	1,734,279	33.49	1,734,279	54,210,585
June 2019	1,447,000	33.63	1,447,000	52,763,585
Total	3,600,606		3,600,606
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

10.1	Offer Letter, dated March 6, 2019, between the Registrant and Matthew Nicholls (filed herewith)*

10.2	Executive Transition Agreement, effective May 7, 2019, between the Registrant and Kenneth A. Lewis (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

__________________
*        Compensatory plan, contract or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 30, 2019	By:	/s/ MATTHEW NICHOLLS
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	July 30, 2019	By:	/s/ GWEN L. SHANEYFELT
Gwen L. Shaneyfelt
Chief Accounting Officer