Form 10-K
period 2019-09-30
FRANKLIN RESOURCES INC
filed 2019-11-12
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 29, 2019 (the last business day of registrant’s second quarter of fiscal year 2019), was $9.4 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2019: 498,070,319.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2019, are incorporated by reference into Part III of this report.

PART I
Forward-looking Statements. In addition to historical information, this Annual Report on Form 10‑K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (“Risk Factors”), that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will,” “may,” “could,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate” or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that speculate about future events are forward-looking statements.
While forward-looking statements are our best prediction at the time that they are made, you should not rely on them and are cautioned against doing so. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Annual Report on Form 10‑K that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.

Item 1.	Business.
OVERVIEW
Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its subsidiaries (collectively, the “Company”), operates as Franklin Templeton®. The common stock of Franklin is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN,” and is included in the Standard & Poor’s 500 Index. In this report, words such as “we,” “us,” “our” and similar terms refer to the Company.
We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. Unless otherwise indicated, our “funds” means the funds offered under our brand names.
We are a global investment management organization that provides investment management and related services to retail, institutional and high-net-worth investors in jurisdictions worldwide through our investment products. We offer active, passive and smart beta strategies and have expertise across all asset classes, including equity, fixed income, alternatives and custom multi-asset solutions. For more than 70 years, we have been dedicated to providing clients with exceptional investment management. Since our founding in 1947, we have successfully navigated the world’s financial markets and have developed a globally diversified business. We offer clients the combined experience of our investment professionals with expertise across asset classes and a sharp focus on managing risk. We are committed to delivering strong investment performance for our clients by offering a broad range of strategies and drawing on the experience and perspective gained through our long history in the investment management business.
We know that success demands smart and effective business innovation, solutions and technologies, and we remain committed to focusing on investment excellence, innovating to meet evolving client goals, and building strong partnerships by delivering superior client service. We continue to focus on the long-term investment performance of our investment products and on providing high-quality-customer service to our clients.
Our investment products include our sponsored funds, as well as institutional and high-net-worth separate accounts, and sub-advised products. Our funds include registered and unregistered funds. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions that meet a variety of investment goals and needs for investors. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.

We believe that mutual funds remain a critical tool to make professional investment management affordable for a broad range of investors. Our U.S.-registered funds and most of our non-U.S.-registered funds operate as independent companies subject to the supervision and oversight of the funds’ own boards of directors or trustees. Most of our funds are registered open-end funds that continuously offer their shares to investors. We also offer registered closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. Because the funds themselves do not have direct employees to support their operations, our subsidiaries either provide or arrange for the investment and other management services that our funds require. An investment advisory entity manages a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of an open-end fund through a broker-dealer, financial adviser, bank or other similar financial intermediary that provides investment advice to the investor, while investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to the fund shares managed or sold to investors.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Our business may be affected by the Risk Factors discussed below in Item 1A of Part I of this Form 10‑K, and other factors as discussed in this section.
COMPANY HISTORY
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services.
As a result of these transactions, we have added, among others: (i) the Templeton family of funds, known for its global investing strategies and value style of investing, in 1992, (ii) the Franklin Mutual Series family of funds, known for its value-oriented equity funds, in 1996, (iii) the Franklin Bissett family of funds, known for its Canadian taxable fixed income funds and growth-oriented equity funds, in 2000, (iv) the Fiduciary Trust investment management, trust and fiduciary services, in 2001, (v) the Darby family of funds, known for its emerging markets investing strategies, in 2003, (vi) the K2 Advisors hedge funds solutions provider, in 2012, (vii) the Edinburgh Partners global value investment manager based in the United Kingdom (the “U.K.”), in 2018, and (viii) the Benefit Street Partners U.S. alternative credit manager, in February 2019.
OUR BUSINESS
We believe in the value of active investment management, one of our core capabilities, to help investors navigate global markets, as well as in continuing to evolve and build on our strengths to meet the needs of our clients. Through our investment products, we serve a variety of clients consisting of retail, institutional and high-net-worth investors in regions and jurisdictions worldwide. We derive our revenues and net income from providing investment management and related services to our products and sub-advised products. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and relative mix of our assets under management (“AUM”) and the types of services provided. Sales and distribution fees, also a significant source of our revenues, consist of sales charges and commissions derived from sales and distribution of our sponsored funds. These fees and arrangements change from time to time.
Our business is conducted through our subsidiaries, including those registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Luxembourg, Malaysia, Mexico, Singapore, South Korea, Commonwealth of The Bahamas, the United Arab Emirates, the U.K., and certain other subsidiaries.

Our AUM by Investment Objective
We offer a broad product mix under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions to meet a variety of investment goals. Our fees for providing investment management services are generally based on a percentage of AUM in the accounts that we advise, the investment objectives of the accounts, and the types of services that we provide for the accounts. As of September 30, 2019, AUM by investment objective on a worldwide basis was as follows:

Investment Objective	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential, value or various combinations thereof	$270.5	39%
Multi-Asset/Balanced
Asset allocation, balanced, flexible, alternative and income-mixed funds	134.3	20%
Fixed Income
Global/international, U.S. tax-free and U.S. taxable	278.3	40%
Cash Management
Short-term liquid assets	9.5	1%
Total	$692.6	100%
Broadly speaking, the change in the net assets of our products depends primarily upon two factors: (i) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments, and (ii) the level of sales as compared to the level of redemptions. We are subject to the risk of asset volatility resulting from changes in the global capital markets. In addition, changing market conditions and the evolving needs of our clients may cause a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM. Despite such market risks, we believe that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients.
Our Services and Capabilities
1.    Investment Management Services
We are committed to providing active investment management and strategic advice for our clients. Our subsidiaries offer our equity, fixed income and alternative strategies through various investment products, which include our registered open-end and closed-end funds, unregistered funds and separate accounts. We provide our investment management services pursuant to agreements in effect with each of our investment products and the products for which we provide sub-advisory services. Investment management fees are generally determined pursuant to such contractual arrangements, as a percentage of AUM. Our investment management services include services to accounts for which we have full investment discretion and to accounts for which we have no investment discretion. Accounts for which we have no investment discretion may or may not include the authority to trade for the account. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research utilizes such sources as company public records and other publicly available information, management interviews, company prepared information, and company visits and inspections. Research services provided by brokerage firms are also used to support our findings. Our management fee on an account varies with the types of services that we provide for the account, among other things.
Our subsidiaries that provide discretionary investment management services for our products and sub-advised products either perform or obtain investment research, and determine which securities the products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, as applicable. In addition, these subsidiaries may take all appropriate steps to implement such decisions, including arranging for the selection of broker-dealers and the execution and settlement of trades in accordance with applicable criteria set forth in the management agreements, internal policies, and applicable law and practice. Our subsidiaries that provide non-discretionary investment management services perform investment research for our clients and make recommendations as to which securities the clients purchase, hold or sell, and may or may not perform trading activities for the products.

Through our subsidiaries, we compensate the personnel who serve as officers of our funds or of the funds’ management companies, in addition to the personnel necessary to conduct the funds’ day-to-day business operations. The funds themselves do not have direct employees. Our subsidiaries either provide or arrange for the provision of: (i) office space, telephone, office equipment and supplies, (ii) trading desk facilities, (iii) authorization of expenditures and approval of bills for payment, (iv) preparation of registration statements, proxy statements and annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports, (v) the daily pricing of fund investment portfolios, including collecting quotations from pricing services, (vi) accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data, (vii) services to ensure compliance with securities regulations, including recordkeeping requirements, (viii) preparation and filing of tax reports, (ix) the maintenance of accounting systems and controls, and (x) other administrative services. The funds generally pay their own expenses, such as external legal, insurance, custody and independent audit fees, registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.
For our U.S.-registered funds, the board of directors or trustees and our management personnel regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Most of our investment management agreements between our subsidiaries and our funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities. Our U.S. agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.
Under the majority of our investment management agreements globally, the funds and accounts pay us a monthly fee in arrears based upon the average daily net assets of the fund/account. Annual fee rates under our various agreements are often reduced as net assets exceed various threshold levels. Annual rates also vary by investment objective and type of services provided. Our agreements generally permit us to provide services to more than one fund/account and to other clients so long as our ability to render services to each fund/account is not impaired, and so long as purchases and sales of portfolio securities for various advised funds/accounts are made on an equitable basis.
We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest substantially all of their respective assets into the master fund. Individual and institutional shareholders generally invest in the “feeder funds,” which can offer a variety of tax, service and distribution options.
Our services also include management of our platform of exchange-traded funds (“ETFs”) in the U.S., Canada and the European Union (“EU”). Our ETF platform includes smart beta and actively managed ETFs, as well as additional lower fee passive ETF products. ETFs trade like stocks, fluctuate in market value and may trade at prices above or below the ETF’s net asset value.
Our non-U.S.-registered funds, unregistered funds, institutional and high-net-worth separate accounts, and the products for which we provide sub-advisory services are typically subject to various termination rights and/or renewal provisions. Investment management fees are at times waived or voluntarily reduced when a new fund/account is established, and then increased to contractual levels within an established timeline or as net asset values reach certain levels.
2.    Institutional Investment Management
We provide a broad array of investment management services to institutional clients, including corporations, endowments, charitable foundations, and pension and defined contribution plans. We distribute and market globally our different capabilities under our brand names through various subsidiaries. In the U.S., we generally operate our institutional business under the trade name “Franklin Templeton Institutional.” We primarily attract new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals. We also market and distribute our products through various subsidiaries to institutional investors with separate accounts. A few of our subsidiaries also serve as direct marketing broker-dealers for institutional investors for certain of our private funds, and some of our private funds may utilize third-party placement agents.

3.    Alternative Strategies
Certain of our investment advisers manage alternative investment strategies. These strategies provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products (commingled, funds of one and separate accounts), business development companies, hedge funds (funds of funds, funds of one and custom advisory solutions), private equity funds, venture capital funds and real estate funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, financial technology, consumer loans, direct real estate investments, and custom-tailored investment programs.
4.    High-Net-Worth Investment Management, Trust and Custody
Through our subsidiary Fiduciary Trust Company International (“Fiduciary Trust”), including its trust company and investment adviser subsidiaries, we provide investment management and related services to, among others, high-net-worth individuals and families, family offices, foundations and institutional clients. Fiduciary Trust offers investment management and advisory services across different investment styles and asset classes. The majority of Fiduciary Trust’s client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Through our trust company subsidiaries, including Fiduciary Trust, we may also provide trust, custody and related services, including administration, performance measurement, estate planning and tax planning. In addition, through our subsidiary Fiduciary Trust Company of Canada (“FTCC”), we provide investment management, wealth planning, and trust and estate services, and offer products to high-net-worth individuals and families and institutional clients in Canada.
5.    Sales and Distribution
Our sales and distribution capabilities and related efforts are critical components of our business and may be impacted by global distribution trends and changes within the financial services industry. Sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are earned from the sale of certain classes of sponsored funds at the time of purchase, and may be reduced or eliminated depending on the amount invested and the type of investor. Therefore, sales fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
Our sponsored mutual funds generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. The majority of U.S.-registered mutual funds, with the exception of certain money market funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S.-registered funds. We pay substantially all of our sales and distribution fees earned to the financial advisers and other intermediaries that sell our funds on our behalf.
In the U.S., our subsidiary Franklin/Templeton Distributors, Inc. (“FTDI”) acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end funds. Outside the U.S., certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our non-U.S.-registered funds. Some of our non-U.S.-registered funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements between FTDI, or our non-U.S. subsidiaries, and the funds. Under each distribution agreement with our open-end funds, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with selling, distributing and marketing the fund’s shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses.
The distribution agreements with our U.S.-registered open-end funds generally provide for FTDI to pay commission expenses for sales of our fund shares to qualifying broker-dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Such intermediaries may also receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase.
The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act. All of these Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors or trustees or by the particular fund’s shareholders. Fees from the Rule 12b-1 Plans that FTDI receives as revenues are paid primarily to the third-party broker-dealers that sell our funds on our behalf.
Similar arrangements exist with the distribution of our non-U.S.-registered funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to banks and other intermediaries.
In the U.S., most of our retail funds are distributed with a multi-class share structure that provides investors with more sales charge alternatives for their investments. Class A shares are sold with a front-end sales charge, except for when certain investment criteria or requirements are met. Class C shares have no front-end sales charges, although our distribution subsidiaries pay an upfront commission to financial intermediaries on these sales. Class C shares have a contingent deferred sales charge for redemptions within 12 months from the date of purchase. Although Class C shares are generally more costly to us in the year of sale, they allow us to be more competitive by providing a fixed percentage annual charge option. Class R and Class R6 shares, available in the U.S. as retirement share classes, also have no front-end sales charges. Class R shares are available to certain retirement and health savings plan accounts, and Class R6 shares are available to certain employer-sponsored retirement plans and broker-dealer advisory programs. We no longer offer Class B shares to clients in the U.S.
In the U.S., we also offer Advisor Class shares in many of our Franklin and Templeton funds, and we offer Class Z shares in the Franklin Mutual Series funds, both of which have no sales charges. Advisor Class and Class Z shares are offered to certain qualified financial intermediaries, institutions, and high-net-worth clients (both affiliated and unaffiliated), who have assets held in accounts managed by a subsidiary of Franklin, and are also available to our full-time employees, current and former officers, trustees and directors, and certain of their family members. We also offer money market funds to investors in the U.S. without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Our insurance product funds sold in the U.S. offer a multi-class share structure, and are offered at net asset value without a sales charge directly to insurance company separate accounts, certain qualified plans and other funds, including funds of funds.
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
Outside the U.S., we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares. We also offer additional types of share classes and unit series outside the U.S. in response to local demand based on the needs of investors in particular markets, subject to applicable regulations that change over time. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another one of our funds, subject to certain fees that may apply. Our non-U.S.-registered funds have sales charges and fee structures that vary by region.
In addition, FTDI and/or its affiliates may make additional payments to broker-dealers or other intermediaries that sell or arrange for the sale of shares of our U.S.-registered funds, including for marketing support. FTDI may make marketing support payments to broker-dealers that provide marketing support services and that are holders or dealers of record for accounts in one or more of our U.S.-registered open-end funds. A broker-dealer’s marketing support services may include business planning assistance, advertising, educating broker-dealer personnel about the funds and shareholder financial planning needs, placement on the broker-dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker-dealer. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer-sponsored retirement plans in connection with activities intended to assist in the sale of our U.S.-registered open-end funds to such plans.
FTDI also may make payments for other ancillary services, such as setting up funds on a broker-dealer’s fund trading system. Our non-U.S. subsidiaries also may make similar marketing support and other payments to third-party intermediaries located outside the U.S. with respect to investments in, or the distribution of, our non-U.S.-registered funds.

Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.
6.    Shareholder Servicing
Substantially all shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. Fees for U.S. funds are based on the level of AUM and the number of transactions in shareholder accounts, while outside of the U.S., the fees are based on the level of AUM and/or the number of shareholder accounts.
Our subsidiary Franklin Templeton Investor Services, LLC (“FTIS”) serves as the shareholder servicing and dividend-paying agent for our U.S.-registered open-end funds. FTIS is registered with the SEC as a transfer agent under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”).
FTIS may pay servicing fees to third-party intermediaries primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing. Such third parties maintain omnibus accounts with funds in the institution’s name on behalf of numerous beneficial owners of fund shares, or provide support for fund shareholder accounts by sharing account data with FTIS through the Depository Trust & Clearing Corporation systems. The funds reimburse FTIS for these third-party payments, subject to certain limitations, as well as other out-of-pocket expenses.
Our Investment Products and Capabilities
1.    Range of Products
We offer active, passive and smart beta strategies and a broad range of products under our equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions. Our investment products are offered globally to retail, institutional and high-net-worth investors, which include individual investors, qualified groups, trustees, tax-deferred plans (such as IRAs in the U.S. and registered retirement saving plans, or RRSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds and sovereign wealth funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.
The products and capabilities that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance from capital appreciation (with our more growth-oriented products) to capital preservation (with our fixed income offerings). In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of instruments.
Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value; however, we also consider the future earnings potential of each individual company on a multi-year basis. Growth investing focuses on identifying companies that our research analysts and portfolio managers believe have sustainable growth characteristics, meeting our criteria for sustainable growth potential, quality and valuation. In this effort, the key variables we examine include: (i) market opportunity (overall size and growth), (ii) competitive positioning of the company, (iii) assessment of management (strength, breadth, depth, and integrity) and execution of plans, and (iv) the general financial strength and profitability of the enterprise, to determine whether the growth and quality aspects are properly reflected in the current share price. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own collaborative in-house group of investment professionals. Our approach across the variety of equity products we manage emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is complemented by our ongoing assessment of risk at both the security and portfolio levels.
Portfolios seeking income generally focus on one or more of the following securities: (i) taxable and tax-exempt money market instruments, (ii) tax-exempt municipal bonds, (iii) global or regional fixed income securities, and (iv) fixed income debt securities of corporations, of the U.S. government and its sponsored agencies and instrumentalities, or of the various states in the U.S. Others focus on investments in particular countries and regions.

In addition, our alternative investment strategies provide our clients with alternatives to traditional equity and fixed income products and services.
2.    AUM by Product Type
As of September 30, 2019, our total AUM was $692.6 billion and the types of investment products we offered were as follows:

•
U.S. Funds - Our U.S. funds (including U.S.-registered open-end and closed-end funds, exchange-traded funds and our insurance products trust), in the aggregate, accounted for $379.8 billion of AUM. Our five largest U.S. funds represented, in the aggregate, 23% of total AUM.

•
Cross-Border Funds - Our cross-border products, which are comprised of a variety of funds principally domiciled in Luxembourg and registered for sale to non-U.S. investors in certain other countries, in the aggregate, accounted for $93.7 billion of AUM. Our five largest cross-border funds represented, in the aggregate, 7% of total AUM.

•
Local/Regional Funds - In addition to our cross-border products, in some countries we offer products for the particular local market. These local/regional funds, in the aggregate, accounted for $44.8 billion of AUM.

•	Other Accounts, Alternative Investment Products and Trusts - Our other accounts, alternative investment products and trusts, in the aggregate, accounted for $174.3 billion of AUM.

3.    AUM by Investment Objective and Product Type
The following table shows our AUM by investment objective and types of investment products as of September 30, 2019:

(in billions) Investment Objective	U.S. Funds	Cross-Border Funds	Local/Regional Funds	Other Accounts, Alternative Investment Products and Trusts	Total
Equity
Asia-Pacific	$1.0	$6.7	$7.6	$11.2	$26.5
Canada	—	—	3.3	3.6	6.9
Europe, Middle East and Africa	1.6	2.0	3.3	2.1	9.0
U.S.	97.4	9.6	1.6	3.5	112.1
Emerging markets [1]	3.3	4.2	5.9	3.2	16.6
Global/international [2]	44.8	10.9	3.7	40.0	99.4
Total equity	148.1	33.4	25.4	63.6	270.5
Multi-Asset/Balanced
Asia-Pacific	—	—	0.4	0.2	0.6
Canada	—	—	0.6	0.6	1.2
U.S.	91.3	2.4	0.2	20.0	113.9
Global/international [2]	3.0	6.7	0.6	8.3	18.6
Total multi-asset/balanced	94.3	9.1	1.8	29.1	134.3
Fixed Income
Asia-Pacific	—	0.4	8.5	0.5	9.4
Canada	—	—	3.3	0.5	3.8
Europe, Middle East and Africa	—	2.0	0.2	0.9	3.1
U.S. tax-free	62.0	—	0.2	4.1	66.3
U.S. taxable	27.1	4.3	1.0	35.0	67.4
Emerging markets [1]	0.9	11.9	0.8	15.8	29.4
Global/international [2]	40.1	32.0	2.0	24.8	98.9
Total fixed income	130.1	50.6	16.0	81.6	278.3
Cash Management	7.3	0.6	1.6	—	9.5
Total	$379.8	$93.7	$44.8	$174.3	$692.6
 __________________

[1]	Emerging markets include developing countries worldwide.

[2]	Global/international includes products that invest worldwide (including the U.S.) or only outside of the U.S.

COMPETITION
The financial services industry is a highly competitive global industry. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. We face strong competition from numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions, which offer a wide range of financial and investment management services and products to the same retail, institutional and high-net-worth investors and accounts that we are seeking to attract. We offer a broad product mix that meets a variety of investment goals and needs for different investors, and we may periodically introduce new products to provide investors with additional investment options.

Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the U.S. We believe that our equity and fixed income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high-net-worth and institutional clients.
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
We rely largely on third-party broker-dealers and other similar independent financial intermediaries to distribute and sell our fund shares. We have pursued and continue to pursue sales relationships with all types of financial intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Additionally, competing broker-dealers that we rely upon to distribute and sell our investment products may also sell their own proprietary funds and investment products, which could further limit the distribution of our investment products. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM, related revenues and overall business and financial condition.
We maintain a technology platform to compete in the rapidly developing and evolving marketplace. Technology is, however, subject to rapid change and we cannot guarantee that our competitors will not implement newer technologies or more advanced platforms for their products, which could negatively impact our business.
We believe that we are well positioned to deal with changes in marketing trends as a result of our advertising activities and broad-based marketplace recognition. In conjunction with our subsidiaries, we conduct advertising and promotional campaigns through various media sources to promote brand recognition, and advertise in major financial publications, as well as on television and the Internet, to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, newspaper and magazine advertising, online and paid search advertising and social media marketing.
FINANCIAL INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS
Certain financial information about our business segment and geographic areas is contained in Note 17 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K, which is incorporated herein by reference.
REGULATION
We are subject to extensive regulation. Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision that continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate. The rules and regulations applicable to investment management organizations are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
U.S. Regulation
Our U.S. Regulatory Framework. As a U.S. reporting company, we are subject to U.S. federal securities laws, state securities and corporate laws, state escheatment laws and regulations, and the rules and regulations of certain regulatory and self-regulatory organizations, such as the SEC and the NYSE. In particular, we are subject to various securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other federal and state laws, including those affecting corporate governance and disclosure, such as the U.S. Securities Act of 1933, the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. As a NYSE-listed company, we are also subject to NYSE listing and disclosure requirements.
As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations of various regulatory and self-regulatory organizations, including the SEC, FINRA, the U.S. Commodity Futures Trading

Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor, and the U.S. Department of Treasury (“USDT”). Given our global operations, our subsidiaries are also subject to various securities, compliance, corporate governance, disclosure, privacy, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, such as the data protection rules under the EU’s General Data Protection Regulation (“GDPR”). Our non-U.S. operations also may be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example with respect to the Foreign Corrupt Practices Act of 1977). We are also subject to the sanctions programs administered by the Office of Foreign Assets Control of the USDT, as well as sanctions programs adopted and administered by non-U.S. jurisdictions where our services and products are offered. Our subsidiaries with custody of client assets or accounts are also subject to the applicable laws and regulations of U.S. states and other non-U.S. jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property.
Certain of our subsidiaries are registered with the SEC under the Advisers Act, the CFTC, and/or registered with or licensed by various non-U.S. regulators. In addition, many of our funds are registered with the SEC under the Investment Company Act or under other non-U.S. laws, including EU laws. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and funds. The Advisers Act imposes numerous obligations on our registered investment adviser subsidiaries, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on the registered investment companies advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Our subsidiaries must also comply with complex tax regimes.
U.S. Regulatory Reforms. Over the years, the U.S. federal corporate governance and securities laws have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Certain key regulatory reforms in the U.S. that impact or relate to our business, and may cause us to incur additional obligations, include:
Dodd-Frank. In July 2010, Dodd-Frank was adopted in the U.S. Dodd-Frank is expansive in scope and has required the adoption of extensive regulations and the issuance of numerous regulatory decisions, while certain proposed rules remain subject to final adoption.
Systemically Important Financial Institutions. Dodd-Frank authorized the establishment of the Financial Stability Oversight Council (“FSOC”), the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”); the additional regulatory requirements triggered by any such designation are not yet established. The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such designations add additional supervision and/or regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, that could impact our business.
Derivatives and Other Financial Products. Dodd-Frank, as well as other legislation and regulations, impose restrictions and limitations on us related to our financial services and products, resulting in increased scrutiny and oversight. Under Dodd-Frank’s regulations governing derivative transactions, certain categories of swaps are required to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries have implemented, or are in the process of implementing, similar requirements. There is some risk that full mutual recognition may not be achieved between the various regulators, which may cause us to incur duplicate regulation and transaction costs. The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds.

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
In addition, SEC rules have changed the structure and operation for certain types of money market funds, and certain U.S.-registered funds are required to adopt liquidity management programs.
Privacy and Data Protection. There also has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, employee and others’ information. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules, we may also be or become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the recently enacted California Consumer Privacy Act (“CCPA”) effective January 2020, which provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations.
Rule 12b-1 Plans. In 2010, the SEC proposed changes to Rule 12b-1 promulgated under the Investment Company Act that, if adopted, could limit our ability to recover expenses relating to the distribution of our funds, which could decrease our revenues. FINRA Conduct Rules limit the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal sales and distribution subsidiary in the U.S., which earns distribution fees on the distribution of fund shares in the U.S.
SEC Regulation Best Interest. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers, that will, subject to a transition period until June 30, 2020, among other things: (i) require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, (ii) raise the broker-dealer standard of conduct beyond existing suitability obligations, and (iii) require a new relationship summary disclosure document to inform retail clients of the nature of the broker-dealers’ relationships with investment professionals and registered investment advisers, including a description of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist.
U.S. and Global Tax Compliance. The U.S. Tax Cuts and Jobs Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings. See Note 13 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K for more information. Further, pursuant to ongoing efforts to encourage global tax compliance, the Organization for Economic Co-operation and Development (“OECD”) has adopted a global common reporting standard for the automatic exchange of financial information among participating countries (“CRS”), aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new CRS rules. CRS is being implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements. CRS may subject us to additional reporting, compliance and administrative costs, and burdens in jurisdictions where we operate as a qualifying financial institution.
The OECD has also undertaken a new project focused on “Addressing the Tax Challenges of the Digitalization of the Economy.” This project may impact all multinational businesses by allocating a greater share of taxing rights to countries where consumers are located regardless of the current physical presence of a business, and by implementing a global minimum tax. There is significant uncertainty regarding such proposal and any unfavorable resolution could have an adverse effect on our effective tax rate.
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
European Markets and Regulation. In Luxembourg, the Commission de Surveillance du Secteur Financier (“CSSF”) currently regulates our substantial activities in Luxembourg, including our subsidiary Franklin Templeton International Services S.à r.l. (“FTIS Lux”). FTIS Lux is licensed as a management company for both the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) and alternative investment funds (“AIFs”) and, as such, it manages our Luxembourg-domiciled UCITS and our EU-domiciled AIFs. FTIS Lux’s license also covers certain MiFID (as defined below) investment services, such as discretionary portfolio management, investment advice and reception and transmission of orders in relation to financial instruments. The CSSF’s rules include capital resource, governance and risk management requirements, business conduct rules, remuneration rules and oversight of systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against FTIS Lux.
In the U.K., the Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authorities (the “PRA”) currently regulate certain of our subsidiaries. Authorization by the FCA and the PRA is required to conduct any financial services-related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s and PRA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls. Breaches of these rules could result in a wide range of disciplinary actions against our U.K.-regulated subsidiaries.
In addition to the above, certain of our other European subsidiaries and branches, must comply with the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”). MiFID sets out detailed requirements governing the organization and business conduct of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. Luxembourg and the U.K. have adopted the MiFID rules into national legislation, as have those other EU member states in which we have a presence.
A review of MiFID by the European Commission led to the creation of a replacement directive and a new regulation (together “MiFID II”), effective as of January 2018, which extended the scope of the original MiFID in response to issues raised by the financial crisis. Changes apply to pre- and post-trade reporting obligations and there is an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A new concept of trading venue has been created and algorithmic trading is subject to specific regulations. There are also changes to business conduct requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers have also been given to EU national regulators to ban certain services and products and to the European Securities and Markets Authority to temporarily restrict certain financial activities within the EU.
One of the most significant developments in MiFID II is the ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflects an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II.
The European Market Infrastructure Regulation that sets out the rules in relation to central clearing of specified derivatives came into effect in 2016 for large derivatives users (including some of our clients). For the smallest counterparties, implementation was delayed until June 2019. Mutual recognition of central counterparties has been achieved between the EU regulatory authorities and other important jurisdictions including the U.S. In addition, rules relating to margin requirements for uncleared over-the-counter derivatives came into effect in September 2017. Future regulatory policy reviews will decide whether these rules are extended to other types of derivative instruments, which could increase operational costs for our business and transactional costs for our clients.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) came into effect in July 2014, and regulates managers of, and service providers to, AIFs that are domiciled and offered in the EU and that are not authorized as retail funds under UCITS. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. The introduction of a third-country passport to non-EU AIFs/AIF managers was due to be implemented in 2018, but has been delayed until further positive advice is delivered to the European Commission regarding a sufficient number of non-EU countries to better evaluate the impact, including with respect to the proposed withdrawal of the U.K. from the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The EU’s Market Abuse Regulation (“MAR”) came into effect in July 2016, and its primary aim is to increase market integrity and investor protection, enhancing the attractiveness of securities markets for raising capital. Under MAR, EU market abuse rules become extra-territorial as long as the instrument has a listing on an EEA regulated market.
As of January 2018, the EU regulation on packaged retail investment and insurance products (“PRIIPs”) imposed new pre-contractual disclosure requirements under the form of a Key Information Document (“KID”) for the benefit of retail investors when they are considering the purchase of packaged retail investment products or insurance based products. It requires PRIIP manufacturers to draw up a KID that can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period until December 2021, during which they will be exempt from its terms.
As of May 2018, the EU’s GDPR strengthened and unified data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under GDPR requires an extensive review of all of our global data processing systems. The failure to comply properly with GDPR rules on a timely basis and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs.
British Exit from the EU (“Brexit”). Although Brexit negotiations between the U.K. and EU began in June 2017, it is still unclear what terms, if any, may be agreed to in the final outcome and for any transitional period. While we are monitoring the consequences very closely for our clients from an investment perspective, we believe that Brexit will not have a material impact on the way our firm operates in the U.K. or within the EU. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. customers. Furthermore, we have other regulated subsidiaries across continental Europe such that, in the event of a future restriction on cross-border trade in financial services and products between the U.K. and the new EU, Brexit would be likely to have a limited effect on our EU business. Moreover, our cross-border UCITS SICAV investment fund range, which is the most widely-distributed such range in the world, is based in Luxembourg. We have a separate, U.K.-domiciled fund range that is, and will continue to be, distributed mainly in the U.K.
Canada. In Canada, our subsidiaries are subject to provincial and territorial laws and are registered with and regulated by provincial and territorial securities regulatory authorities. The mandate of Canadian securities regulatory authorities is generally to protect investors and to foster fair and efficient capital markets. Securities regulatory authorities impose certain requirements on registrants, including a standard of conduct, capital and insurance, record keeping, regulatory financial reporting, conflict of interest management, compliance systems and security holder reporting. Failure to comply with applicable securities laws, regulations and rules could result in, among other things, reprimands, suspension of or restrictions on an individual’s or firm’s registration, prohibitions from becoming or acting as a registrant, administrative penalties or disgorgement. In addition, as a federally licensed trust company, FTCC is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions Canada and another subsidiary, FTC Investor Services Inc., is a member of and regulated by the Mutual Fund Dealers Association of Canada. These regulatory bodies have similar requirements to those of the securities regulatory authorities with a view to ensuring the capital adequacy and sound business practices of the subsidiaries and the appropriate treatment of their clients.
In September 2018, the Canadian Securities Administrators (“CSA”), the umbrella organization of provincial and territorial securities regulatory authorities, published draft rule amendments for comment regarding their mutual fund fee reform project. The proposed reforms include expanded conflict of interest guidance concerning the payment of embedded commissions by investment fund managers and the receipt of such commissions by dealers, a prohibition on all forms of deferred sales charges in connection with the purchase of mutual fund securities, and a prohibition on the payment of trailing commissions to discount brokers in respect of their distribution of mutual fund securities. Separately, in October 2019, the CSA published final amendments to their registration rules to implement their client focused reforms initiative. The stated purposes of these amendments are to better align the interests of Canadian registrants with the interests of their clients, to improve outcomes for clients and to make clearer to clients the nature and the terms of their relationship with registrants. The amendments, among other things, enhance current registrant requirements in the areas of know your client, know your product, suitability, conflicts of interest and relationship disclosure information. Provided all necessary approvals are obtained, the amendments will become effective in December 2019 and will be phased in during a two-year transition period.

Singapore. In Singapore, our subsidiaries are subject to, among others, the Securities and Futures Act (“SFA”), the Financial Advisers Act (“FAA”) and the subsidiary legislation promulgated pursuant to these Acts, which are administered by the Monetary Authority of Singapore (“MAS”). Our asset management subsidiary and its employees conducting regulated activities specified in the SFA and/or the FAA are required to be licensed with the MAS. Failure to comply with applicable laws, regulations, codes, directives, notices and guidelines issued by the MAS may result in penalties including fines, censures and the suspension or revocation of licenses granted by the MAS.
Australia. In Australia, our subsidiaries are subject to various Australian federal and state laws and are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies, financial markets and financial services in Australia. ASIC imposes certain conditions on licensed financial services organizations that apply to our subsidiaries, including requirements relating to capital resources, operational capability and controls. Failure to comply with applicable law, regulations or conditions could result in various sanctions being imposed including cancellation, suspension or variation of the licenses held by our Australian subsidiaries.
Hong Kong. In Hong Kong, our subsidiary is subject to the Securities and Futures Ordinance (the “SFO”) and its subsidiary legislation, which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of dealing in securities and asset management activities and intermediaries. This legislation is administered by the Securities and Futures Commission (the “SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time. Failure to comply with the applicable laws, regulations, codes and guidelines could result in various sanctions being imposed, including fines, reprimands and the suspension or revocation of the licenses granted by the SFC.
India. In India, certain of our subsidiaries are primarily subject to relevant regulations promulgated by the Securities and Exchange Board of India (“SEBI”). Changes made by SEBI to the mutual fund regulations in 2018 reduced the total expense ratio chargeable to funds and banned, with some exceptions, payment of upfront commissions to distributors of funds. Under the prevailing regulations, all trail commissions must be paid within the total expense ratio charged to the funds. These changes may impact the commercial relationships between fund providers and distributors. However, the recent reduction in corporate tax announced by the Indian government may have a positive impact on our subsidiaries in India. The Reserve Bank of India (“RBI”), the Ministry of Corporate Affairs (“MCA”) and the Department of Industrial Policy and Promotion (“DIPP”) are the other major regulatory authorities that are capable of issuing directions of a binding nature to our subsidiaries in India. A failure to comply with the applicable laws, regulations, codes, notices, directives, guidelines, orders, circulars and schemes issued by SEBI, RBI, MCA or DIPP may result in penalties including fines, censures and/or suspension or revocation of licenses, approvals or registration status.
Japan. In Japan, our subsidiaries are subject to the Financial Instruments and Exchange Act (the “FIEL”) and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (the “JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements, and business conduct rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.
Other Non-U.S. Jurisdictions. There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas, the Comissão de Valores Mobiliários in Brazil, the Cayman Islands Monetary Authority, the China Securities Regulatory Commission in the People’s Republic of China, the Autorité des Marchés Financiers in France, the Federal Financial Supervisory Authority in Germany, the Central Bank of Ireland, the Commissione Nazionale per le Società e la Borsa in Italy, the Financial Services Commission and the Financial Supervisory Service in South Korea, the Securities Commission in Malaysia, the Comision Nacional Bancaria y de Valores in Mexico, the Autoriteit Financiële Markten in the Netherlands, the Polish Securities and Exchange Commission, the Romanian Financial Services Authority, the Comisión Nacional del Mercado de Valores in Spain, the Finansinspektionen in Sweden, the Swiss Federal Banking Commission, the Financial Supervisory Commission in the Republic of China, the Dubai Financial Services Authority in the United Arab Emirates, and the State Securities Commission of Vietnam.

INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
EMPLOYEES
As of September 30, 2019, we employed approximately 9,600 employees and operated offices in over 30 countries.
AVAILABLE INFORMATION
The SEC maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including Franklin, that file electronically with the SEC, at www.sec.gov. Additional information about Franklin’s filings can also be obtained at our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website Franklin’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors.
MARKET AND VOLATILITY RISKS
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
The amount and mix of our AUM are subject to significant fluctuations. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, and sub-advised products. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are primarily based on a percentage of the value of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income.
We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past caused, and could in the future cause, the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.
Our funds may be subject to liquidity risks or an unanticipated large number of redemptions. Due to market volatility or other events or conditions described above, our funds may need to sell securities or instruments that they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. While we have no legal or contractual obligation to do so, we have in the past provided, and may in the future at our discretion provide, financial support to our funds to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular products have in the past caused, and could in the future cause, sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Any decrease in the level of our AUM resulting from market declines, credit or interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
A shift in our asset mix toward lower fee products may negatively impact our revenues. Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee products, such as fixed income products, and away from equity and multi-asset/balanced products. This may cause a related decline in our revenues and income, as we generally derive higher fee revenues and income from our equity and certain multi-asset/balanced products than from our fixed income products. Increases in interest rates, in particular if rapid, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate the interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Further, changing market conditions and investor preferences also may cause a shift in our asset mix toward lower fee exchange-traded funds. Moreover, we generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of management fees we earn on that AUM.
We may not effectively manage risks associated with the replacement of benchmark indices. The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may introduce a number of risks for our business, our clients and the financial services industry more widely. These include financial risks arising from potential changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation risks. The FCA in the U.K., which regulates LIBOR, has announced that it will no longer compel panel banks to submit rates for LIBOR after 2021. Accordingly, the withdrawal and replacement of LIBOR may pose financial risks and uncertainties to our business. We also may face operational challenges adopting successor benchmarks.
INVESTMENT AND PERFORMANCE RISKS
Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance as compared to third-party benchmarks or competitive products has in the past led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. There is no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of any poor investment performance, we may be unsuccessful in repairing any existing harm to our performance and our future business prospects would likely be negatively affected.
Harm to our reputation may negatively impact our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, our products, or our clients and products may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. In addition, reputational harm may prevent us from attracting new clients or developing new business.

GLOBAL OPERATIONAL RISKS
Our business operations are complex and a failure to perform operational tasks properly or the misrepresentation of our services and products, or the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investors globally. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to process and monitor a large number of transactions effectively, which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our employees, as well as others involved in our business, such as third-party vendors, providers and other intermediaries, and subject to potential human errors. Our employees and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products and clients. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to perform and monitor our operations properly, our business could suffer and our revenues and income could be adversely affected.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell our products, such as our funds and strategies, and offer our investment management and related services, in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to operate our business consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may vary widely and they may be inconsistent or less developed or mature than other more internationally focused distributors. Notwithstanding potential long-term cost savings, growth of our international operations may involve near-term increases in expenses, as well as additional capital costs, such as information systems and technology costs, and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain challenges as we expand our operations internationally.
Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain their authorizations in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. For example, although negotiations between the U.K. and EU regarding Brexit began in June 2017, it is still unclear what terms, if any, may be agreed to in the final outcome and for any transitional period, and the ultimate impact on us.
In addition, from time to time, we enter into joint ventures or take minority stakes in companies in which we typically do not have control. These investments may involve risks, including the risk that the controlling stakeholder or joint venture partner may have business interests, strategies or goals that are inconsistent with ours. The business decisions or other actions or omissions of the controlling stakeholder, joint venture partner or the entity itself may result in liability to us or harm to our reputation, or adversely affect the value of our investment in the entity.

Our increasing focus on international markets as a source of investments and sales of our products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas. While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, the Middle East and Africa, Asia-Pacific, Canada, The Bahamas and Latin America. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and may in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. As our business continues to grow in non-U.S. markets, any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
We may review and pursue strategic transactions that could pose risks to our business. As part of our business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges. Acquisitions and related transactions pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Strategic transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated. Future transactions may also further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.
COMPETITION AND DISTRIBUTION RISKS
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income. We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of exchange-traded funds, to the extent that there is a trend among existing or potential clients in favor of lower fee index and other exchange-traded funds, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers and banks, upon which we rely to distribute and sell certain of our funds and other products, may also sell their own proprietary funds and products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our products, offering a mix of products and strategies that meets investor demands, and our ability to maintain our investment management fees and pricing structure at competitive levels.

Increasing competition and other changes in the third-party distribution and sales channels on which we depend could reduce our income and hinder our growth. We derive nearly all of our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Because we rely on third-party distribution and sales channels to sell our products, we do not control the ultimate investment recommendations given by them to clients. Increasing competition for these distribution and sales channels, and regulatory changes and initiatives, have caused our distribution costs to rise and could cause further cost increases in the future, or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our income, and consolidations in the broker-dealer or banking industries could also adversely impact our income. A failure to maintain our third-party distribution and sales channels, or a failure to maintain strong business relationships with our distributors and other intermediaries, may impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through such third-party channels could have a negative effect on our level of AUM and adversely impact our business.
Moreover, there is no assurance that we will continue to have access to the third-party financial intermediaries that currently distribute our products, or that we will continue to have the opportunity to offer all or some of our existing products through them. If several of the major financial advisers that distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income.
Further, the standards of conduct and disclosure and reporting requirements, with respect to fees, products, services and possible conflicts of interest, applicable to broker-dealers and other financial intermediaries in the U.S., remain subject to change and enhancement pursuant to business and regulatory developments and requirements, including with respect to investor suitability obligations, enhanced investor protections for retail customers, and increased compliance requirements.
In addition, the U.K., the Netherlands and the EU, through MiFID II, have adopted regimes that ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers, including us, finance investment research with many firms, by opting to pay for third-party investment research for client accounts covered by MiFID II.
THIRD-PARTY RISKS
Any failure of our third-party providers to fulfill their obligations, or our failure to maintain good relationships with our providers, could adversely impact our business. We currently, and may in the future, depend on a number of third-party providers to support various operational, administrative, market data, distribution, and other business needs of our company. In addition, we may, from time to time, transfer vendor contracts and services from one provider to another. If our third-party providers fail to deliver required services on a timely basis, or if we experience other negative service quality or relationship issues with our providers, we may be exposed to significant costs and/or operational difficulties, and our ability to conduct and grow our business may be impaired. In addition, we are in the process of outsourcing certain of our fund administration services for our funds to a third-party provider. Such administrative and functional changes are costly and complex, and may expose us to heightened operational risks. Any failure to mitigate such risks could result in reputational harm to us, as well as financial losses to us and our clients. The failure of any key provider or vendor to fulfill its obligations to us could result in outcomes inconsistent with our or our clients’ objectives and requirements, result in legal liability and regulatory issues for us, and otherwise adversely impact us.
We may be adversely affected if any of our third-party providers is subject to a successful cyber or security attack. Due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them is subject to a successful cyber attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. Any breach, suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Our third-party applications may include confidential and proprietary data provided by vendors and by us.

TECHNOLOGY AND SECURITY RISKS
Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. We have an ongoing need to upgrade and improve our technology continually, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses, and damage our reputation. We have been, and expect to continue to be, the subject of these types of breaches and/or attacks, from time to time. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, there can be no assurance that any of these measures will prove effective. The technology systems we use remain vulnerable to unauthorized access, computer viruses, potential human errors and other events and circumstances that have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause damage) or an authorized employee or vendor inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
Potential system disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon, and the costs necessary to address them, could result in: (i) significant material financial loss or costs, (ii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iii) loss of valuable information, (iv) breach of client and vendor contracts, (v) liability for stolen assets, information or identity, (vi) remediation costs to repair damage caused by the failure or breach, (vii) additional security and organizational costs to mitigate against future incidents, (viii) reputational harm, (ix) loss of confidence in our business and products, (x) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xi) regulatory investigations or actions, and/or (xii) legal claims, litigation, and liability costs. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, the failure to manage and operate properly the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.

Our inability to recover successfully, should we experience a disaster or other business continuity problem, could cause material financial loss, regulatory actions, legal liability, and/or reputational harm. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, tsunami, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. While our operational size, the diversity of locations from which we operate, and our various back-up systems provide us with an advantage, should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how such a local or regional event may affect our personnel across our operations or with regard to particular aspects of our operations, such as key executives or personnel in our technology groups. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to recover successfully following a disaster or other business continuity problem, could adversely impact our business and operations.
HUMAN CAPITAL RISKS
We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Global and/or local laws and regulations could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we may need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals and increase our key management succession planning, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. In addition, due to the global nature of our business, our key personnel may, from time to time, have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of our personnel traveling to such regions.
EXPENSE AND CASH MANAGEMENT RISKS
Our future results are dependent upon maintaining an appropriate expense level. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: (i) changes in the level and scope of our operating expenses in response to market conditions or regulations, (ii) variations in the level of total compensation expense due to, among other things, bonuses, merit increases and severance costs, (iii) changes in our employee count and mix, and competitive factors, (iv) changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and (v) increases in insurance expenses, including through the assumption of higher deductibles and/or co-insurance liability.
Our ability to meet cash needs depends upon certain factors, including the market value of our assets, our operating cash flows and our perceived creditworthiness. If we are unable to obtain cash, financing or access to the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and may have an adverse effect on investors’ willingness to purchase our securities, interest rates, credit spreads and/or the valuation levels of equity markets.

We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to fund our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations. Certain of our subsidiaries are subject to regulatory restrictions that may limit their ability to transfer assets to their parent companies. Our financial condition could be adversely affected if certain of our subsidiaries are unable to distribute assets to us.
LEGAL AND REGULATORY RISKS
We are subject to extensive, complex, overlapping and frequently changing rules, regulations, policies, and legal interpretations. There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations, around the world. Political and electoral changes, developments and conflicts have in the past introduced, and may in the future introduce, additional uncertainty. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to financial reporting and other disclosure matters, securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs, and escheatment requirements. We may be adversely affected by a failure to comply with applicable laws, regulations and changes in the countries in which we operate. For a more extensive discussion of the laws, regulations and regulators to which we are subject, see “Item 1 –- Business –- Regulation” included in Part I of this Annual Report on Form 10‑K.
We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations. The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms in the U.S. that impact or relate to our business, and may cause us to incur additional obligations, include:

•
Dodd-Frank. In July 2010, Dodd-Frank was adopted in the U.S. Dodd-Frank is expansive in scope and has required the adoption of extensive regulations and the issuance of numerous regulatory decisions, while certain proposed rules remain subject to final adoption.

•
Systemically Important Financial Institutions. Dodd-Frank authorized the establishment of the FSOC, the mandate of which is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the FSB to identify and respond, in a coordinated manner, to threats to global financial stability. To the extent that we or any of our funds are designated as SIFIs by the FSOC or as global SIFIs by the FSB, such designations add additional supervision and/or regulation, which could include requirements related to risk-based capital, leverage, liquidity, credit exposure, stress testing, resolution plans, early remediation, and certain risk management requirements, that could impact our business.

•
Derivatives and Other Financial Products. Dodd-Frank, as well as other legislation and regulations, impose restrictions and limitations on us related to our financial services and products, resulting in increased scrutiny and oversight. Under Dodd-Frank’s regulations governing derivative transactions, certain categories of swaps are required to be submitted for clearing by a regulated clearing organization and reported on a swap execution facility. The EU and other countries have implemented, or are in the process of implementing, similar requirements. There is some risk that full mutual recognition may not be achieved between the various regulators, which may cause us to incur duplicate regulation and transaction costs. The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. In addition, SEC rules have changed the structure and operation for certain types of money market funds, and certain U.S.-registered funds are required to adopt liquidity management programs.

•
Privacy and Data Protection. There also has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, employee and others’ information. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules, we may also be or become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the recently enacted CCPA effective January 2020, which provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or affected individuals, and significant legal and financial exposure.

•
Rule 12b-1 Plans. In 2010, the SEC proposed changes to Rule 12b-1 promulgated under the Investment Company Act that, if adopted, could limit our ability to recover expenses relating to the distribution of our U.S.-registered funds, which could decrease our revenues.

•
SEC Regulation Best Interest. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers, that will, subject to a transition period until June 30, 2020, among other things: (i) require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, (ii) raise the broker-dealer standard of conduct beyond existing suitability obligations, and (iii) require a new relationship summary disclosure document to inform retail clients of the nature of the broker-dealers’ relationships with investment professionals and registered investment advisers, including a description of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist.

•
Other Compliance Requirements. Compliance with the U.S. Bank Secrecy Act of 1970, the U.S. Patriot Act of 2001, and anti-money laundering and economic sanctions, both domestically and internationally, has taken on heightened importance as a result of efforts to, among other things, combat terrorist financing and actions that undermine the stability, sovereignty and territorial integrity of countries. In addition, global regulatory, federal and/or state anti-takeover or business combination laws may impose various disclosure and procedural requirements on a person seeking to acquire control of us, which may discourage potential merger and acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some stockholders may consider desirable.

The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Global regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations. As in the U.S., regulatory and legislative actions outside the U.S. have been augmented substantially and made more complex, by measures such as the EU’s Alternative Investment Fund Managers Directive and MiFID II. Further, ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. We may be required to invest significant additional management time and resources to address new regulations being adopted pursuant to MiFID II and other laws. For example, MiFID II requires the “unbundling” of research and execution charges for trading. The industry’s response to the unbundling rules is still evolving and could lead to increased research costs. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.

As of May 2018, the EU’s GDPR strengthened and unified data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under GDPR requires an extensive review of all of our global data processing systems. The failure to comply properly with GDPR rules on a timely basis and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs. For example, a failure to comply with GDPR could result in fines up to 20 million Euros or 4% of our annual global revenues, whichever is higher.
Compliance activities to address these and other new legal requirements have required, and will continue to require, us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Finally, any further regulatory and legislative actions and reforms affecting the investment management industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in financial markets or by making certain investment offerings less favorable to our clients.

Failure to comply with the laws, rules or regulations in any of the jurisdictions in which we operate could result in substantial harm to our reputation and results of operations. As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in civil liability, criminal liability and/or sanctions against us, including fines, censures, injunctive relief, the suspension or expulsion from a particular jurisdiction or market, or the revocation of licenses or charters, any of which could adversely affect our reputation and operations. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation and adversely affect our business. While management has focused attention and resources on our compliance policies, procedures and practices, the regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our services and products in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
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
The U.S. Tax Cuts and Jobs Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings. Further, pursuant to ongoing efforts to encourage global tax compliance, the OECD has adopted CRS, aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new CRS rules. CRS is being implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements. CRS may subject us to additional reporting, compliance and administrative costs, and burdens in jurisdictions where we operate as a qualifying financial institution.
The OECD has also undertaken a new project focused on “Addressing the Tax Challenges of the Digitalization of the Economy.” This project may impact all multinational businesses by allocating a greater share of taxing rights to countries where consumers are located regardless of the current physical presence of a business, and by implementing a global minimum tax. There is significant uncertainty regarding such proposal and any unfavorable resolution could have an adverse effect on our effective tax rate.

Our contractual obligations may subject us to indemnification costs and liability to third parties. In the ordinary course of business, we and our subsidiaries enter into contracts with third parties, including, without limitation, clients, vendors, and other service providers, that contain a variety of representations and warranties and that provide for indemnifications by us in certain circumstances. Pursuant to such contractual arrangements, we may be subject to indemnification costs and liability to third parties if, for example, we breach any material obligations under the agreements or agreed standards of care, or in the event such third parties have certain legal claims asserted against them. The terms of these indemnities vary from contract to contract, and future indemnification claims against us could negatively impact our financial condition.
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. From time to time, we receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. In addition, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, from time to time, we are named as a party in litigation. We may be obligated, and under our certificate of incorporation, by-laws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual exposures from and expenses incurred relating to any examinations, investigations, litigation, and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We conduct our worldwide operations using a combination of owned and leased facilities. While we believe our facilities are suitable and adequate to conduct our business at present, we will continue to acquire, lease and dispose of facilities throughout the world as necessary.
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2029. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	315,590
St. Petersburg, Florida	560,948	301,716
Rancho Cordova, California	445,023	62,660
Hyderabad, India	379,052	—
Poznan, Poland	284,436	—
Ft. Lauderdale, Florida	102,246	20,264
Other	108,383	13,641
Total	2,623,881	713,871

We lease office space in nine states in the U.S. and Washington, D.C., and internationally, including, without limitation, in Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Luxembourg, Mexico, Poland, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2019, we leased and occupied approximately 1,133,000 square feet of office space worldwide, and subleased to third parties approximately 13,000 square feet of excess leased space.

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
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 12, 2019. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.
Gregory E. Johnson
Age 58
Chairman of the Board of Franklin since June 2013 and Chief Executive Officer of Franklin since January 2004; formerly, President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; director or trustee of 42 funds registered as investment companies managed or advised by subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 79
Vice Chairman of Franklin since December 1999 and director of Franklin since 1969; officer and/or director of certain subsidiaries of Franklin; director or trustee of 40 funds registered as investment companies managed or advised by subsidiaries of Franklin.
Jennifer M. Johnson
Age 55
President of Franklin since December 2016 and Chief Operating Officer since February 2017; formerly, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; director or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Matthew Nicholls
Age 47
Executive Vice President and Chief Financial Officer of Franklin since May 2019; formerly, with Citigroup, Inc. (a financial services firm) from 1995 to May 2019, as Managing Director, Global Head of Financial Institutions, Corporate Banking, and Global Head of Asset Management, Corporate and Investment Banking, from 2017 to May 2019, as Managing Director, Co-Head, Financial Institutions Corporate and Investment Banking, North America, and Global Head of Asset Management, Corporate and Investment Banking, from 2014 to 2017, as Managing Director, Co-Head, Financial Institutions Corporate and Investment Banking from 2011 to 2014, as Managing Director and Co-Head of Financial Institutions Corporate Banking from 2007 to 2011, and as Managing Director and Co-Head of Asset Management Banking from 2006 to 2007; officer of certain subsidiaries of Franklin since June 2019.

Craig S. Tyle
Age 59
Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer and/or director of certain subsidiaries of Franklin; officer of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Jed A. Plafker
Age 48
Executive Vice President of Franklin since April 2019, formerly, Senior Vice President from June 2018 to April 2019; officer and/or director of various subsidiaries of Franklin for more than the past five years, including, for example, as Executive Vice President of Franklin Templeton Institutional, LLC since April 2009, President and director of Templeton Institutional, Inc. since September 2009, and President since February 2017 and director since December 2016 of Templeton Worldwide, Inc.
Gwen L. Shaneyfelt
Age 57
Chief Accounting Officer of Franklin since April 2019; officer and/or director of various subsidiaries of Franklin for more than the past five years, including, for example, as Director of Franklin Templeton Fund Management Limited since May 2019, Manager of Franklin Templeton International Services S.à r.l. since November 2013, and Senior Vice President of Franklin Templeton Companies, LLC since March 2011.
Alok Sethi
Age 58
Officer and/or director of various investment adviser, operations, and technology related subsidiaries of Franklin for more than the past five years, including, for example, as Senior Vice President of Franklin Advisers, Inc., Franklin Templeton Institutional, LLC and Templeton Investment Counsel, LLC since July 2014, Vice President of FASA, LLC since June 2014, and Vice President of Franklin Templeton Companies, LLC since June 2010.
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
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2019, there were 2,805 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2019.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	971,064	$34.52	971,064	51,792,521
August 2019	3,157,049	27.97	3,157,049	48,635,472
September 2019	1,459,653	28.48	1,459,653	47,175,819
Total	5,587,766		5,587,766

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

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2019		2018		2017	2016	2015
Summary of Operations (in millions)
Operating revenues	$5,774.5		$6,319.1		$6,392.2	$6,618.0	$7,948.7
Operating income	1,557.4		2,118.6		2,264.3	2,365.7	3,027.6
Operating margin	27.0%		33.5%		35.4%	35.7%	38.1%
Net income attributable to Franklin Resources, Inc.	1,195.7	[1]	764.4	[2]	1,696.7	1,726.7	2,035.3
Financial Data (in millions)
Total assets	$14,532.2		$14,383.5		$17,534.0	$16,098.8	$16,335.7
Debt	696.9		695.9		1,044.2	1,401.2	1,348.0
Debt of consolidated investment products	50.8		32.6		53.4	682.2	807.3
Franklin Resources, Inc. stockholders’ equity	9,906.5		9,899.2		12,620.0	11,935.8	11,841.0
Operating cash flows	201.6		2,229.7		1,135.4	1,727.7	2,252.0
Investing cash flows	(1,077.1)		(290.4)		52.0	192.2	248.9
Financing cash flows	(40.5)		(3,761.7)		(956.0)	(1,800.7)	(1,612.2)
Assets Under Management (in billions)
Ending	$692.6		$717.1		$753.2	$733.3	$770.9
Average [3]	697.0		740.5		736.9	749.3	869.5
Per Common Share
Earnings
Basic	$2.35		$1.39		$3.01	$2.94	$3.29
Diluted	2.35		1.39		3.01	2.94	3.29
Cash dividends declared	1.04		3.92		0.80	0.72	1.10
Book value	19.84		19.07		22.74	20.93	19.62
Employee Headcount	9,597		9,748		9,386	9,059	9,489
 __________________

[1]
Includes an income tax charge of $86.0 million due to a revision to the estimated income tax charge that was recognized in fiscal year 2018 resulting from enactment of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”).

[2]	Includes an estimated income tax charge of $968.8 million resulting from enactment of the Tax Act.

[3]	Represents simple monthly average AUM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
The following discussion and analysis of the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-looking Statements” disclosure set forth in Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail.
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services in jurisdictions worldwide for investors in our investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts. In addition to investment management, our services include fund administration, sales and distribution and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions which meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report on Form 10‑K, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales, the number of shareholder transactions and accounts, and the fees charged for our services, which are based on contracts with our funds and our clients. These arrangements could change in the future.
During the fiscal year ended September 30, 2019 (“fiscal year 2019”), the global equity markets experienced volatility but provided overall positive returns, reflecting, among other things, ongoing growth concerns, expectations for central banks to continue their accommodative monetary policies and hopes for progress in global trade tensions, as the S&P 500 Index and MSCI World Index increased 4.3% and 2.4%. The global bond markets were positively impacted by lower interest rates and the Bloomberg Barclays Global Aggregate Index increased 7.6% for the fiscal year.
Our total AUM was $692.6 billion at September 30, 2019, 3% lower than at September 30, 2018 as $31.8 billion of net outflows and $19.1 billion of net market change, distributions and other were partially offset by $26.4 billion from an acquisition. Simple monthly average AUM (“average AUM”) decreased 6% during fiscal year 2019.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section in Part I of this Annual Report on Form 10‑K.

RESULTS OF OPERATIONS

(in millions, except per share data)				2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
Operating revenues	$5,774.5	$6,319.1	$6,392.2	(9%)	(1%)
Operating income	1,557.4	2,118.6	2,264.3	(26%)	(6%)
Net income attributable to Franklin Resources, Inc.	1,195.7	764.4	1,696.7	56%	(55%)
Diluted earnings per share	$2.35	$1.39	$3.01	69%	(54%)
Operating margin [1]	27.0%	33.5%	35.4%
 ___________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $561.2 million in fiscal year 2019 as operating revenues decreased 9% while operating expenses were unchanged. Net income attributable to Franklin Resources, Inc. increased $431.3 million primarily due to a prior-year estimated income tax charge of $968.8 million resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), partially offset by the decrease in operating income.
Operating income decreased $145.7 million in the fiscal year ended September 30, 2018 (“fiscal year 2018”) due to a 1% decrease in operating revenues and a 2% increase in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $932.3 million primarily due to the estimated income tax charge of $968.8 million resulting from enactment of the Tax Act.
Diluted earnings per share increased in fiscal year 2019 and decreased in fiscal year 2018, consistent with the changes in net income and the impacts of 6% and 4% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)				2019 vs. 2018	2018 vs. 2017
as of September 30,	2019	2018	2017
Equity
Global/international	$158.4	$194.4	$209.8	(19%)	(7%)
United States	112.1	115.2	107.2	(3%)	7%
Total equity	270.5	309.6	317.0	(13%)	(2%)
Multi-Asset/Balanced	134.3	138.9	143.3	(3%)	(3%)
Fixed Income
Tax-free	66.3	63.9	71.0	4%	(10%)
Taxable
Global/international	144.6	150.6	165.0	(4%)	(9%)
United States	67.4	44.8	50.6	50%	(11%)
Total fixed income	278.3	259.3	286.6	7%	(10%)
Cash Management	9.5	9.3	6.3	2%	48%
Total	$692.6	$717.1	$753.2	(3%)	(5%)
Average for the Year	$697.0	$740.5	$736.9	(6%)	0%
AUM at September 30, 2019 decreased 3% from September 30, 2018 as $31.8 billion of net outflows and $19.1 billion of net market change, distributions and other were partially offset by $26.4 billion from an acquisition. Average AUM decreased 6% during fiscal year 2019.

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
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM			2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
Equity
Global/international	$171.7	$205.8	$203.7	(17%)	1%
United States	109.0	110.2	104.4	(1%)	6%
Total equity	280.7	316.0	308.1	(11%)	3%
Multi-Asset/Balanced	133.4	140.6	140.2	(5%)	0%
Fixed Income
Tax-free	63.9	67.3	72.3	(5%)	(7%)
Taxable
Global/international	151.1	160.6	157.8	(6%)	2%
United States	58.4	48.0	52.3	22%	(8%)
Total fixed income	273.4	275.9	282.4	(1%)	(2%)
Cash Management	9.5	8.0	6.2	19%	29%
Total	$697.0	$740.5	$736.9	(6%)	0%

	Mix of Average AUM
for the fiscal years ended September 30,	2019	2018	2017
Equity
Global/international	25%	28%	28%
United States	16%	15%	14%
Total equity	41%	43%	42%
Multi-Asset/Balanced	19%	19%	19%
Fixed Income
Tax-free	9%	9%	10%
Taxable
Global/international	22%	22%	21%
United States	8%	6%	7%
Total fixed income	39%	37%	38%
Cash Management	1%	1%	1%
Total	100%	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)				2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
Beginning AUM	$717.1	$753.2	$733.3	(5%)	3%
Long-term sales	100.6	105.0	112.3	(4%)	(7%)
Long-term redemptions	(155.9)	(162.1)	(169.7)	(4%)	(4%)
Long-term net exchanges	(0.7)	(0.4)	(0.1)	75%	300%
Long-term reinvested distributions	24.2	19.5	18.9	24%	3%
Net flows	(31.8)	(38.0)	(38.6)	(16%)	(2%)
Acquisitions	26.4	9.8	0.4	169%	NM
Net market change, distributions and other	(19.1)	(7.9)	58.1	142%	NM
Ending AUM	$692.6	$717.1	$753.2	(3%)	(5%)

Components of the change in AUM by investment objective were as follows:

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2019	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	17.7	17.0	12.1	7.5	38.8	7.5	—	100.6
Long-term redemptions	(43.4)	(23.0)	(21.3)	(9.9)	(44.8)	(13.5)	—	(155.9)
Long-term net exchanges	(1.8)	(0.5)	1.3	0.2	(0.1)	0.2	—	(0.7)
Long-term reinvested distributions	5.0	5.7	5.7	1.7	5.1	1.0	—	24.2
Net flows	(22.5)	(0.8)	(2.2)	(0.5)	(1.0)	(4.8)	—	(31.8)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	(13.5)	(2.3)	(2.4)	2.9	(5.0)	1.0	0.2	(19.1)
AUM at September 30, 2019	$158.4	$112.1	$134.3	$66.3	$144.6	$67.4	$9.5	$692.6

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2018	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
Long-term sales	22.8	16.6	15.3	5.6	36.9	7.8	—	105.0
Long-term redemptions	(48.0)	(23.6)	(23.2)	(11.9)	(42.2)	(13.2)	—	(162.1)
Long-term net exchanges	(0.3)	0.9	0.2	(0.6)	(0.8)	0.2	—	(0.4)
Long-term reinvested distributions	2.8	4.0	5.5	2.0	4.1	1.1	—	19.5
Net flows	(22.7)	(2.1)	(2.2)	(4.9)	(2.0)	(4.1)	—	(38.0)
Acquisition	9.8	—	—	—	—	—	—	9.8
Net market change, distributions and other	(2.5)	10.1	(2.2)	(2.2)	(12.4)	(1.7)	3.0	(7.9)
AUM at September 30, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1

(in billions)	Equity			Fixed Income
for the fiscal year ended September 30, 2017	Global/International	United States	Multi-Asset/Balanced	Tax-Free	Taxable Global/International	Taxable United States	Cash Management	Total
AUM at October 1, 2016	$200.4	$103.3	$137.4	$76.5	$156.2	$53.4	$6.1	$733.3
Long-term sales	24.7	14.7	16.8	7.4	38.2	10.5	—	112.3
Long-term redemptions	(48.4)	(25.4)	(25.7)	(11.6)	(44.3)	(14.3)	—	(169.7)
Long-term net exchanges	(0.1)	0.3	0.4	(0.5)	(0.4)	0.2	—	(0.1)
Long-term reinvested distributions	3.0	4.3	5.1	2.0	3.4	1.1	—	18.9
Net flows	(20.8)	(6.1)	(3.4)	(2.7)	(3.1)	(2.5)	—	(38.6)
Acquisition	—	—	0.4	—	—	—	—	0.4
Net market change, distributions and other	30.2	10.0	8.9	(2.8)	11.9	(0.3)	0.2	58.1
AUM at September 30, 2017	$209.8	$107.2	$143.3	$71.0	$165.0	$50.6	$6.3	$753.2
AUM decreased $24.5 billion or 3% during fiscal year 2019 due to $31.8 billion of net outflows and $19.1 billion of net market change, distributions and other, partially offset by $26.4 billion from an acquisition. The net outflows included outflows of $7.0 billion from six institutional clients, of which $2.9 billion was from Canadian mandates and $2.1 billion was due to two clients’ mandatory redemption policies following portfolio manager departures; $4.3 billion from two global/international equity funds; $2.7 billion from a global/international fixed income fund; $1.4 billion from an institutional U.S. fixed income product; $1.3 billion from a multi-asset/balanced fund; $1.2 billion from two sub-advised institutional products and $1.0 billion from a sub-advised variable annuity client. The outflows were partially offset by inflows of $1.9 billion in a global/international fixed income fund and $1.8 billion in a U.S. equity fund. Long-term sales decreased 4% to $100.6 billion from the prior year due to lower sales in global/international equity and multi-asset/balanced products, partially offset by higher sales in tax-free and global/international fixed income products. Long-term redemptions decreased 4% to $155.9 billion due to lower redemptions in global/international equity, tax-free fixed income and multi-asset/balanced products, partially offset by higher redemptions of global/international fixed income products. Net market change, distributions and other primarily consists of $30.5 billion of long-term distributions and a $2.9 billion decrease from foreign exchange revaluation, partially offset by $14.1 billion of market appreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 14% of total AUM as of September 30, 2019, and was primarily due to strengthening of the U.S. dollar against the Euro, Canadian dollar, Australian dollar and Pound Sterling. The market appreciation occurred in all long-term investment objectives except global/international equity, and reflected positive returns in global fixed income markets as evidenced by a 7.6% increase in the Bloomberg Barclays Global Aggregate Index and in the U.S. equity market as evidenced by a 4.3% increase in the S&P 500 Index.
AUM decreased $36.1 billion or 5% during fiscal year 2018 due to $38.0 billion of net outflows and $7.9 billion of net market change, distributions and other, partially offset by $9.8 billion from an acquisition. The net outflows included outflows of $7.6 billion from seven institutional products, $6.0 billion from three global/international fixed income funds, $4.5 billion from two global/international equity funds, $4.1 billion from a multi-asset/balanced fund and $0.9 billion from a fixed income tax-free fund, and were partially offset by inflows of $3.3 billion in a global/international fixed income fund, $3.0 billion in two institutional products and $1.2 billion in a multi-asset/balanced fund. Long-term sales decreased 7% to $105.0 billion from the prior year due to lower sales in all long-term investment objectives with the exception of U.S. equity. Long-term redemptions decreased 4% to $162.1 billion due to lower redemptions in all long-term investment objectives with the exception of tax-free fixed income. Net market change, distributions and other primarily consists of $25.3 billion of long-term distributions and a $4.7 billion decrease from foreign exchange revaluation, partially offset by $19.1 billion of market appreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 15% of total AUM as of September 30, 2018, and was primarily due to strengthening of the U.S. dollar against the Indian Rupee, Canadian dollar and Australian dollar. The market appreciation occurred primarily in equity and multi-asset/balanced products, partially offset by depreciation in global/international fixed income products, and reflected positive returns in global equity markets as evidenced by increases of 11.8% and 17.9% in the MSCI World Index and S&P 500 Index and negative returns in global fixed income markets as evidenced by a 1.3% decrease in the Bloomberg Barclays Global Aggregate Index.

Average AUM by sales region was as follows:

(in billions)				2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
United States	$473.3	$491.1	$497.1	(4%)	(1%)
International
Europe, Middle East and Africa	91.5	105.8	104.1	(14%)	2%
Asia-Pacific	90.4	95.2	87.0	(5%)	9%
Canada	27.2	31.1	31.1	(13%)	0%
Latin America [1]	14.6	17.3	17.6	(16%)	(2%)
Total international	$223.7	$249.4	$239.8	(10%)	4%
Total	$697.0	$740.5	$736.9	(6%)	0%
 ______________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 68%, 66% and 67% for fiscal years 2019, 2018 and 2017.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our U.S. equity products generated notable long-term results with at least 67% of AUM exceeding the peer group medians during the periods presented, although they generally lagged against the benchmarks. Our global/international fixed income products had at least 74% of AUM exceed the benchmark and peer group median comparisons for the three- and ten-year periods ended September 30, 2019. The performance of our multi-asset/balanced products significantly exceeded the peer group medians for the one- and ten-year periods, but has lagged in the other comparisons and against the benchmarks during the periods presented, reflecting the performance of a fund that represents 68% of this category. The performance of our tax-free and U.S. taxable fixed income, as well as of our global/international equity products, has mostly lagged the benchmarks and peer group medians during the periods presented.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison [1,2]				Peer Group Comparison [1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of September 30, 2019	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	27%	24%	24%	23%	37%	29%	28%	29%
United States	49%	30%	32%	27%	87%	69%	67%	73%
Total equity	37%	27%	27%	25%	59%	47%	45%	49%
Multi-Asset/Balanced	7%	8%	7%	1%	87%	25%	17%	74%
Fixed Income
Tax-free	47%	39%	44%	41%	49%	46%	45%	45%
Taxable
Global/international	8%	78%	7%	76%	16%	74%	52%	80%
United States	2%	40%	8%	54%	13%	20%	11%	5%
Total fixed income	17%	61%	18%	60%	24%	58%	43%	55%
 _______________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 85% of our total AUM as of September 30, 2019.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity and debt funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of October 16, 2019 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
Investment management fees	$3,985.2	$4,367.5	$4,359.2	(9%)	0%
Sales and distribution fees	1,444.6	1,599.8	1,705.6	(10%)	(6%)
Shareholder servicing fees	216.3	221.9	225.7	(3%)	(2%)
Other	128.4	129.9	101.7	(1%)	28%
Total Operating Revenues	$5,774.5	$6,319.1	$6,392.2	(9%)	(1%)

Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $382.3 million in fiscal year 2019 primarily due to a 6% decrease in average AUM, a $59.6 million decrease from a change in presentation of certain fees from investment management fees to distribution fees upon adoption of new revenue recognition accounting guidance on October 1, 2018, and a lower effective investment management fee rate, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the global/international and multi-asset/balanced investment objectives, partially offset by an increase in the U.S. taxable fixed income investment objective, and across all sales regions, most significantly in the U.S. and Europe, Middle East and Africa.
Investment management fees increased $8.3 million in fiscal year 2018 primarily due to a slight increase in average AUM partially offset by lower performance fees. Average AUM increases in the Asia-Pacific and Europe, Middle East and Africa sales regions were largely offset by a decrease in the U.S.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 56.4 basis points for fiscal year 2019 and 58.7 basis points for both fiscal years 2018 and 2017. The rate decrease in fiscal year 2019 was primarily due to lower weighting of AUM in the global/international equity investment objective, which generally has the highest fee rates, along with a higher mix of AUM in lower fee products within the U.S. and Europe, Middle East and Africa sales regions for this investment objective, and the $59.6 million decrease from the change in presentation of certain fees discussed above, partially offset by higher rates and mix of AUM in the U.S. taxable fixed income investment objective.
Performance-based investment management fees were $52.9 million, $21.2 million and $35.5 million for fiscal years 2019, 2018 and 2017. The increase in fiscal year 2019 was primarily due to performance fees earned from a private debt fund, separate accounts and a real estate fund, while the decrease in fiscal year 2018 was primarily due to lower fees from separate accounts.
U.S. industry asset-weighted average management fee rates were as follows:

(in basis points)	Industry Average [1]
for the fiscal years ended September 30,	2019	2018	2017
Equity
Global/international [2]	43	47	50
United States	30	32	35
Multi-Asset/Balanced	45	47	49
Fixed Income
Tax-free	32	32	33
Taxable
Global/international [3]	34	36	39
United States	28	30	31
Cash Management	16	16	15
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Thomson Reuters Company, as of September 30, 2019, 2018 and 2017 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund of fund products are not included.

[2]	The decreases in the average rate in fiscal years 2019 and 2018 reflect higher weightings of two large low-fee passive funds.

[3]	The decreases in the average rate in fiscal years 2019 and 2018 reflect higher weightings of a large low-fee passive fund and lower weightings of two large higher-fee actively managed funds.

The declines in U.S. industry average management fee rates for long-term investment objectives generally reflect increased investor demand for lower-fee passive funds. Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage substantially all of our products and have a higher level of international AUM, both of which generate higher fees. Our fiscal year 2019 effective fee rates in the U.S. were generally comparable with the prior year, except for a higher effective fee rate for U.S. taxable fixed income products resulting from the acquisition of Benefit Street Partners L.L.C. (“BSP”), a U.S. alternative credit manager, in February 2019. Our U.S. effective fee rates decreased during fiscal year 2018 to a lesser extent than the average industry rates.
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
Our sponsored mutual funds generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. The majority of U.S.-registered mutual funds, with the exception of certain money market funds, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S. funds.
We pay substantially all of our sales and distribution fees to the financial advisers and other intermediaries who sell our funds on our behalf. See the description of sales, distribution and marketing expenses below.
Sales and distribution fees by revenue driver are presented below.

(in millions)				2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
Asset-based fees	$1,188.2	$1,314.3	$1,345.1	(10%)	(2%)
Sales-based fees	244.0	270.3	350.8	(10%)	(23%)
Contingent sales charges	12.4	15.2	9.7	(18%)	57%
Sales and Distribution Fees	$1,444.6	$1,599.8	$1,705.6	(10%)	(6%)
Asset-based distribution fees decreased $126.1 million in fiscal year 2019 primarily due to decreases of $120.5 million from a 9% decrease in the related average AUM and $67.6 million from a lower mix of U.S. Class C assets which have higher fee rates than other share classes, partially offset by a $59.6 million increase from a change in presentation of certain fees to distribution fees from investment management fees upon adoption of new revenue recognition accounting guidance on October 1, 2018. Asset-based distribution fees decreased $30.8 million in fiscal year 2018 as a $60.3 million decrease in U.S. product fees primarily due to a 5% decrease in the related average U.S. AUM was partially offset by a $29.5 million increase in non-U.S. product fees primarily due to a 4% increase in the related average international AUM.
Sales-based fees decreased $26.3 million in fiscal year 2019 primarily due to decreases of $18.2 million from a 5% decrease in total commissionable sales and $5.3 million from a lower mix of U.S. product commissionable sales. Sales-based fees decreased $80.5 million in fiscal year 2018 primarily due to an $84.6 million decrease from a 26% decrease in total commissionable sales. Commissionable sales represented 9% of total sales for both fiscal years 2019 and 2018, and 11% for fiscal year 2017.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares. Contingent sales charges decreased $2.8 million in fiscal year 2019 and increased $5.5 million in fiscal year 2018 primarily due to changes in redemptions of non-U.S. products.

Shareholder Servicing Fees
Substantially all shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. These fees are primarily determined based on a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain funds are based only on AUM. In addition, fund reimbursements of expenses incurred while providing transfer agency services are recognized as revenue effective October 1, 2018 under new revenue recognition guidance. Prior to November 1, 2017, the fees for U.S. funds were based on a fixed charge per shareholder account that varied by fund type and service provided.
Shareholder servicing fees decreased $5.6 million in fiscal year 2019 primarily due to lower levels of related AUM and transactions, partially offset by $8.6 million of fund expense reimbursement revenue. Shareholder servicing fees decreased $3.8 million in fiscal year 2018 primarily due to a $4.9 million decrease from U.S. funds which reflects lower levels of transactions and AUM under the new fee structure, partially offset by a $1.0 million increase from funds in Europe resulting from higher levels of related AUM.
Other
Other revenue decreased $1.5 million in fiscal year 2019 primarily due to lower interest and dividend income from consolidated investment products (“CIPs”), largely offset by higher miscellaneous fee revenues. Other revenue increased $28.2 million in fiscal year 2018 primarily due to higher interest and dividend income from CIPs.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,
Sales, distribution and marketing	$1,819.6	$2,039.7	$2,130.9	(11%)	(4%)
Compensation and benefits	1,584.7	1,390.6	1,333.7	14%	4%
Information systems and technology	258.5	243.9	219.8	6%	11%
Occupancy	133.6	128.6	121.3	4%	6%
General, administrative and other	420.7	397.7	322.2	6%	23%
Total Operating Expenses	$4,217.1	$4,200.5	$4,127.9	0%	2%
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily relate to services provided by financial advisers, broker-dealers and other third parties to our sponsored funds, including marketing support services. Substantially all sales expenses are incurred from the same commissionable sales transactions that generate sales fee revenues and are determined as a percentage of sales. Substantially all distribution expenses are incurred from assets that generate distribution fees and are determined as a percentage of AUM. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to upfront commissions on shares sold without a front-end sales charge. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,
Asset-based expenses	$1,476.0	$1,703.9	$1,735.8	(13%)	(2%)
Sales-based expenses	257.8	255.1	323.1	1%	(21%)
Amortization of deferred sales commissions	85.8	80.7	72.0	6%	12%
Sales, Distribution and Marketing	$1,819.6	$2,039.7	$2,130.9	(11%)	(4%)

Asset-based expenses decreased $227.9 million in fiscal year 2019 primarily due to decreases of $161.4 million from a 10% decrease in the related average AUM, and $64.3 million from a lower mix of U.S. Class C assets which have higher expense rates than other share classes. Asset-based expenses decreased $31.9 million in fiscal year 2018 as a $60.8 million decrease in U.S. product expenses primarily due to a 5% decrease in the related average U.S. AUM was partially offset by a $28.9 million increase in non-U.S. product expenses primarily due to a 2% increase in the related average international AUM. Distribution expenses, which are typically higher for non-U.S. products, are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $2.7 million in fiscal year 2019 primarily due to increases of $22.6 million from the recognition of sales commissions on U.S. Class C shares as expense at the time of sale and $10.0 million from revised U.S. dealer commission pricing effective September 2018, partially offset by decreases of $14.2 million from a 5% decrease in total commissionable sales and $12.6 million in India primarily related to regulatory-driven changes in fee structure. The recognition of sales commissions on U.S. Class C shares as expense at the time of sale is consistent with the treatment of contract costs with a useful life of one year or less under new revenue recognition accounting guidance adopted on October 1, 2018. The commissions relate to shares sold without a front-end sales charge and were deferred and amortized over one year in prior years.
Sales-based expenses decreased $68.0 million in fiscal year 2018 primarily due to a $75.0 million decrease from a 26% decrease in total commissionable sales, partially offset by a $4.4 million increase from a higher average commission rate resulting from a higher mix of U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions increased $5.1 million in fiscal year 2019, as the impact of higher sales of shares sold without a front-end sales charge was largely offset by the change in accounting for U.S. Class C shares discussed above, which resulted in no further deferral and amortization. The unamortized deferred Class C commission balance of $9.1 million at September 30, 2018 was reversed against retained earnings upon adoption of the new accounting guidance. Amortization of deferred sales commissions increased $8.7 million in fiscal year 2018 primarily due to a $21.0 million increase from higher sales of non-U.S. shares sold without a front-end sales charge, partially offset by a $12.0 million decrease from lower such sales of U.S. shares.
Compensation and Benefits
Compensation and benefit expenses increased $194.1 million in fiscal year 2019 due to increases of $162.6 million in salaries, wages and benefits and $31.5 million in variable compensation. Salaries, wages and benefits increased primarily due to increases of $60.7 million from acquisition-related retention compensation, $60.1 million in termination benefits, $24.5 million for annual salary increases that were effective December 1, 2018 and 2017, and $23.8 million from higher average staffing levels primarily due to acquisitions, partially offset by a $12.5 million decrease from favorable foreign currency impacts. The increase in termination benefits was primarily due to special benefits related to the voluntary separation of approximately 250 employees, which was 2.5% of our global workforce, and an additional 2.0% workforce reduction. Variable compensation increased primarily due to a $46.6 million increase for acquired firms’ performance bonus plans, partially offset by an $18.0 million decrease in bonus expense based on our lower performance.
We expect to incur additional acquisition-related retention expenses of approximately $80 million during the fiscal year ending September 30, 2020 (“fiscal year 2020”), and amounts that decrease by approximately $10 million per year in the following four fiscal years. We also expect to incur termination benefit expenses of approximately $6 million during fiscal year 2020 related to outsourcing our fund administration services.
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
Variable compensation as a percentage of compensation and benefits was 31%, 33% and 36% for fiscal years 2019, 2018 and 2017. At September 30, 2019, our global workforce had decreased to approximately 9,600 employees from approximately 9,700 at September 30, 2018.

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
Information Systems and Technology
Information systems and technology expenses increased $14.6 million in fiscal year 2019 primarily due to higher external data service and software costs, and increased $24.1 million in fiscal year 2018 primarily due to higher technology consulting and software costs.
Details of capitalized information systems and technology costs are shown below.

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Net carrying value at beginning of year	$106.2	$102.1	$88.1
Additions, net of disposals	53.8	51.2	63.1
Amortization	(48.0)	(47.1)	(49.1)
Net Carrying Value at End of Year	$112.0	$106.2	$102.1
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $5.0 million in fiscal year 2019 primarily due to higher levels of rent expense and building depreciation and maintenance, partially offset by a $6.3 million decrease in equipment impairment. Occupancy expenses increased $7.3 million in fiscal year 2018 primarily due to $6.6 million of equipment impairment.
During the second half of fiscal year 2019 we completed construction of two new buildings at our corporate headquarters campus in San Mateo, California and purchased an office building in Poznan, Poland. The additions of these new properties will result in increased annual depreciation and other occupancy expenses of approximately $12 million beginning in fiscal year 2020.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $23.0 million in fiscal year 2019 primarily due to a $13.9 million litigation settlement and higher third-party service fees, intangible asset amortization and professional fees. Third-party fees primarily for sub-advisory and fund administration services increased $13.7 million, including $8.6 million from the recognition of certain payments reimbursed by funds as expense upon adoption of new revenue recognition accounting guidance on October 1, 2018. Intangible asset amortization increased $12.9 million and professional fees increased $10.6 million, both primarily related to the current year acquisition of Benefit Street Partners, L.L.C. The increases were partially offset by decreases of $11.1 million in contingent consideration expense for the K2 Advisors Holdings, LLC (“K2”) acquisition, $9.7 million in CIPs expenses and $8.6 million in advertising and promotion. The total consideration for the K2 acquisition was finalized during fiscal year 2019.
General, administrative and other operating expenses increased $75.5 million in fiscal year 2018 primarily due to higher contingent consideration expense, third-party service fees, professional fees, advertising and promotion, and travel and entertainment expenses. Contingent consideration expense increased $26.9 million due to revised estimates of future revenues and profits from K2 and a prior-year decline in other acquisition-related AUM. Third-party fees primarily for sub-advisory and fund administration services increased $17.6 million, professional fees increased $16.6 million related to various corporate activities, and advertising and promotion and travel and entertainment expenses increased $7.3 million and $6.6 million due to higher activity levels.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2019 vs. 2018	2018 vs. 2017
for the fiscal years ended September 30,	2019	2018	2017
Investment and other income, net	$115.1	$145.3	$336.3	(21%)	(57%)
Interest expense	(24.7)	(48.7)	(51.5)	(49%)	(5%)
Other Income, Net	$90.4	$96.6	$284.8	(6%)	(66%)
Investment and other income, net consists primarily of dividend and interest income, income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, rental income and foreign currency exchange gains (losses).
Other income, net decreased $6.2 million in fiscal year 2019 primarily due to losses from equity method investees, as compared to income in the prior year, lower interest income and losses on investments held by the Company, as compared to gains in the prior year. These decreases were largely offset by higher dividend income, lower losses on investments held by CIPs, lower interest expense and higher foreign exchange gains. Equity method investees generated losses of $10.4 million as compared to income of $44.4 million in the prior year primarily due to changes in market valuations of investments held by two global equity funds. Interest income decreased $45.5 million primarily due to lower levels of cash equivalents and debt securities, partially offset by higher interest rates. Investments held by the Company generated net losses of $9.7 million primarily due to $9.0 million of other-than-temporary impairment of an available-for-sale debt security, as compared to net gains of $6.0 million in the prior year. The decreases were partially offset by a $45.9 million increase in dividend income primarily due to higher yields on, and investments in, money market funds, and a $28.7 million decrease in net losses on investments held by CIPs primarily from holdings of various global/international funds and a U.S. fixed income fund. Interest expense decreased $24.0 million primarily due to $12.5 million of prior-year costs related to early redemption of senior notes and lower debt balances. Net foreign currency exchange gains increased $12.5 million primarily from the impact of strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
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
We lease excess owned space in our San Mateo, California corporate headquarters and various other office buildings to third parties, from which we earned rental income of $19.8 million and $15.9 million in fiscal years 2019 and 2018. Additional leases taking effect in fiscal year 2020 are expected to increase annual rental income by approximately $9 million.

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at September 30, 2019, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other [2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$5,803.4	$—	$—	$—	$5,803.4
Investments
Equity
Global/international	9.3	111.3	603.4	133.3	857.3
United States	8.1	5.5	13.2	48.1	74.9
Total equity	17.4	116.8	616.6	181.4	932.2
Multi-Asset/Balanced	3.1	19.9	39.5	109.7	172.2
Fixed Income
Tax-free	—	—	—	6.1	6.1
Taxable
Global/international	43.0	197.8	125.6	627.7	994.1
United States	28.9	195.5	151.7	206.7	582.8
Total fixed income	71.9	393.3	277.3	840.5	1,583.0
Total investments	92.4	530.0	933.4	1,131.6	2,687.4
Total Cash and Cash Equivalents and Investments	$5,895.8	$530.0	$933.4	$1,131.6	$8,490.8

 ______________

[1]
See Note 1 – Significant Accounting Policies, Note 2 – New Accounting Guidance and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K for information on investment accounting classifications.

[2]
Other consists of $48.2 million of debt securities and $11.5 million of investments in life settlement contracts, both of which are measured at fair value, and $32.7 million of investments carried at adjusted cost.

TAXES ON INCOME
The Tax Act, which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. We completed our analysis of the Tax Act impact during the quarter ended December 31, 2018 with no significant adjustment to the provisional amounts previously recorded. The transition tax expense recognized in fiscal year 2018 was net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit was reversed in fiscal year 2019 upon issuance of final regulations by the U.S. Department of Treasury.
Our effective income tax rate for fiscal year 2019 was 26.8% as compared to 66.5% in fiscal year 2018 and 29.8% in fiscal year 2017. The rate decrease in fiscal year 2019 was primarily due to the prior year impact of the transition tax, net of the tax benefit from the revaluation of net deferred tax liabilities at the lower statutory rate, and the current year impact of the lower 21% statutory rate as compared to the prior-year blended statutory rate of 24.5%, partially offset by the reversal of the tax benefit related to the U.S. taxation of deemed foreign dividends. The rate increase in fiscal year 2018 was primarily due to the impact of the transition tax, partially offset by the lower federal statutory rate and the net tax benefit from the revaluation of net deferred tax liabilities. Our effective income tax rate excluding the one-time impacts of the Tax Act was 21.6% and 22.7% for fiscal years 2019 and 2018.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in the jurisdictions may affect our effective income tax rate and net income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Operating cash flows	$201.6	$2,229.7	$1,135.4
Investing cash flows	(1,077.1)	(290.4)	52.0
Financing cash flows	(40.5)	(3,761.7)	(956.0)
Net cash provided by operating activities decreased in fiscal year 2019 primarily due to activities of CIPs which had net purchases of investments as compared to net liquidations in the prior year. Net cash used in investing activities increased primarily due to cash paid for the BSP acquisition and higher net additions of property and equipment primarily related to construction of two new buildings at our corporate headquarters campus in San Mateo, California and a purchased office building in Poznan, Poland. Net cash used in financing activities decreased primarily due to lower dividends paid on, and repurchases of, common stock, higher net subscriptions in CIPs by noncontrolling interests, and a prior-year debt payment.
Net cash provided by operating activities increased in fiscal year 2018 primarily due to activities of CIPs which had net liquidations of investments as compared to net purchases in the prior year, partially offset by an increase in our investments as compared to a decrease in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from net purchases of other investments by CIPs, as compared to net liquidations in the prior year, and higher cash paid for acquisitions. Net cash used in financing activities increased primarily due to higher dividends paid on common stock, lower net subscriptions in CIPs by noncontrolling interests and higher repurchases of common stock, partially offset by lower payments on debt by CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2019	2018	2017
Assets
Cash and cash equivalents	$5,803.4	$6,610.8	$8,523.3
Receivables	740.0	733.7	767.8
Investments	2,029.4	2,130.6	1,995.2
Total Liquid Assets	$8,572.8	$9,475.1	$11,286.3

Liability
Debt	$696.9	$695.9	$1,044.2
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2019 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.

We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,429.0 million at September 30, 2019 and $3,382.6 million at September 30, 2018, including $263.3 million and $252.6 million that was restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2019, $699.4 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.80% per annum which mature in 2022 and $400.0 million at 2.85% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at September 30, 2019.
At September 30, 2019, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We repatriate the earnings in excess of regulatory, capital or operational requirements for substantially all non-U.S. subsidiaries. Prior to January 1, 2018, we indefinitely reinvested the undistributed earnings of all non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements.
We declare dividends on a quarterly basis. We declared regular dividends of $1.04 per share ($0.26 per share per quarter) in fiscal year 2019, and regular dividends of $0.92 per share ($0.23 per share per quarter) and a special dividend of $3.00 per share in fiscal year 2018. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on price, market and business conditions and other factors. During fiscal years 2019 and 2018, we repurchased 24.6 million and 39.9 million shares of our common stock at a cost of $756.3 million and $1,426.7 million. At September 30, 2019, 47.2 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.

We invested $128.0 million, net of redemptions, in our sponsored products during fiscal year 2019, and redeemed $105.9 million, net of investments, during fiscal year 2018.
On February 1, 2019, we acquired all of the outstanding ownership interests in Benefit Street Partners L.L.C., a U.S. alternative credit manager, for a purchase consideration of $720.1 million in cash. During fiscal year 2018, we paid $86.8 million, net of cash acquired, and issued 0.8 million shares of our common stock related to acquisitions.
During fiscal year 2019, we completed construction of two new buildings at our corporate headquarters campus in San Mateo, California with a total cost of approximately $130 million and purchased an office building in Poznan, Poland with a total cost of approximately $86 million. The buildings are used in our business operations, and portions of the space may be leased to third parties.
On May 21, 2018, we redeemed our outstanding $350.0 million 4.625% senior notes due in May 2020 at a make-whole redemption price of $361.9 million.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no legal or contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during fiscal year 2019. During fiscal year 2018, we purchased $32.6 million of certain equity and debt securities from two sponsored funds.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our contractual obligations and commitments.

(in millions)	Payments Due by Fiscal Year
as of September 30, 2019	2020	2021	2022	2023	2024	There- after	Total
Debt
Principal [1]	$0.2	$—	$300.0	$—	$—	$400.0	$700.2
Interest	19.8	19.8	19.8	11.4	11.4	5.7	87.9
Operating leases	49.5	45.3	40.9	39.1	36.7	149.1	360.6
Purchase obligations [2]	158.6	75.6	28.9	16.8	17.1	0.6	297.6
Total Contractual Obligations	228.1	140.7	389.6	67.3	65.2	555.4	1,446.3
Committed capital contributions [3]	267.8	—	—	—	—	—	267.8
Federal transition tax liability [4]	49.9	74.1	74.1	74.1	138.9	416.8	827.9
Total Contractual Obligations and Commitments	$545.8	$214.8	$463.7	$141.4	$204.1	$972.2	$2,542.0
 __________________

[1]	Debt principal represents maturity amount.

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

[4]	Transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings under the Tax Act.
The debt holders of CIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 11 – Consolidated Investment Products in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K.
At September 30, 2019, our consolidated balance sheet included liabilities for unrecognized tax benefits of $202.6 million and related accrued interest of $11.9 million (see Note 13 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K). Because of the high degree of uncertainty regarding the timing and amounts of future cash outflows, unrecognized tax benefits and related accrued interest are not included in the table above.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Actual results could differ from the estimates. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K.
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
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of AUM and the life of the investment product. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2019, we were the primary beneficiary of 37 investment product VIEs.
Business Combinations
Business combinations are accounted for by recognizing the acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition-date estimated fair values. Any excess of the purchase consideration over the acquisition-date fair values of these identifiable assets and liabilities is recognized as goodwill. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
Intangible assets acquired in business combinations consist of investment management contracts. The fair values of the acquired intangible assets are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate. Our estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, may differ from actual results. The intangible assets are amortized over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.
Goodwill and indefinite-lived intangible assets are tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit or indefinite-lived intangible asset below its carrying value. We have one reporting unit, investment management and related services, consistent with our single operating segment, to which all goodwill has been assigned.  We make significant estimates and assumptions when evaluating goodwill and other intangible assets for impairment.

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
The fair values of the reporting unit and indefinite-lived intangible assets are based on the net present value of estimated future cash flows, which include significant assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate. The most relevant of these assumptions to the determination of estimated fair value are the AUM growth rate, pre-tax profit margin and the discount rate.
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2019. We performed a quantitative test for goodwill and the majority of indefinite-lived intangible assets, and recognized $9.3 million of impairment of intangible assets related to Canadian management contracts due to revised estimates of future pre-tax profit margins and AUM growth rates for the associated fund products. The estimated fair values of the reporting unit and substantially all of the other indefinite-lived intangible assets exceeded their carrying values by more than 55%. We estimated the discounted future cash flows for goodwill using compounded annual AUM growth rates ranging from (3.0%) to 4.0%, and for indefinite-lived intangible assets from (0.1%) to 12.7%, which were developed taking into account ongoing volatility in the capital markets, and a discount rate of 9.3%, which is based on our weighted average cost of capital. A hypothetical 500 basis point decline in the AUM growth rates or a 500 basis point increase in the discount rate would not reduce the estimated fair values of the reporting unit or other indefinite-lived intangible assets below their carrying values.
We performed a qualitative assessment for 37% of the indefinite-lived intangible assets and concluded it is more likely than not that the fair value of the specific intangible assets exceeds their carrying value.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in the impairment tests as of August 1, 2019. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2019, there were no impairments of goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful life. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. We recognized $4.0 million of impairment of definite-lived intangible assets during fiscal year 2019 primarily due to lower AUM growth rate assumptions.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Fair Value Measurements
A substantial amount of our investments is recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K for more information on the fair value hierarchy.

As of September 30, 2019, Level 3 assets represented 22% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were $36.1 million of transfers out of, and insignificant transfers into, Level 3 during fiscal year 2019.
Following are descriptions of the significant assets measured at fair value and their fair value methodologies.
Equity Securities, at fair value consist primarily of nonconsolidated sponsored funds and to a lesser extent, other equity securities. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of funds are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of equity securities other than funds are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Debt Securities consist of trading and available-for-sale securities and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. Unrealized gains and losses on available-for-sale securities are recorded net of tax as part of accumulated other comprehensive income (loss) until realized, at which time they are recognized in earnings using the average cost method. The fair values of debt securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Investments of CIPs consist of marketable debt and equity securities and other investments that are not generally traded in active markets, and are carried at fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of marketable securities are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. The investments that are not generally traded in active markets consist of equity and debt securities of entities in emerging markets, fund products, other equity and debt instruments, real estate and loans. The fair values are determined using significant unobservable inputs in either a market-based or income-based approach, except for fund products, for which fair values are estimated using NAV as a practical expedient.
Revenues
We earn revenue primarily from providing investment management and related services to our customers. In addition to investment management, services include fund administration, sales and distribution, and shareholder servicing. Revenues are recognized when our obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. The obligations are satisfied over time as the services are rendered, except for the sales and distribution obligations for the sale of shares of sponsored funds, which are satisfied on trade date. Multiple services included in customer contracts are accounted for separately when the obligations are determined to be distinct. Management judgement is involved in assessing the probability of significant revenue reversal and in the identification of distinct services.
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
AUM is generally based on the fair value of the underlying securities held by investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. Pricing of the securities is governed by our global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. As of September 30, 2019, our total AUM by fair value hierarchy level was 50% Level 1, 45% Level 2 and 5% Level 3.

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
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings worldwide. We repatriate earnings in excess of regulatory, capital or operational requirements for substantially all our non-U.S. subsidiaries.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2019 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 14 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Form 10‑K.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31	March 31	June 30	September 30
Fiscal year 2019
Operating revenues	$1,411.5	$1,433.8	$1,476.7	$1,452.5
Operating income	411.5	379.5	374.9	391.5
Net income attributable to Franklin Resources, Inc. [1]	275.9	367.5	245.9	306.4
Earnings per share
Basic	$0.54	$0.72	$0.48	$0.61
Diluted	0.54	0.72	0.48	0.61
Dividends declared per share	$0.26	$0.26	$0.26	$0.26
AUM (in billions)
Ending	$649.9	$712.3	$715.2	$692.6
Average	683.2	688.6	710.8	702.0

Fiscal year 2018
Operating revenues	$1,615.5	$1,617.8	$1,558.6	$1,527.2
Operating income	581.1	555.7	503.1	478.7
Net income (loss) attributable to Franklin Resources, Inc. [1]	(583.3)	443.2	402.0	502.5
Earnings (loss) per share
Basic	$(1.06)	$0.79	$0.75	$0.96
Diluted	(1.06)	0.78	0.75	0.96
Dividends declared per share	$0.23	$3.23	$0.23	$0.23
AUM (in billions)
Ending	$753.8	$737.5	$724.1	$717.1
Average	752.7	751.8	731.7	724.3
 __________________

[1]
Net income (loss) attributable to Franklin Resources, Inc. for the quarter ended December 31, 2017 includes an estimated income tax charge of $1.1 billion resulting from enactment of the Tax Act. Decreases to the estimate of $0.8 million, $9.7 million, $89.6 million and $0.4 million were recognized during the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. The tax charge increased by $86.4 million during the quarter ended June 30, 2019 due to the reversal of a tax benefit recognized in fiscal year 2018 upon issuance of final regulations by the U.S. Department of Treasury.

Risk Factors
For a description of certain risk factors and other important factors that may affect us, our subsidiaries and our business, please see the description of the risk factors set forth under Item 1A of Part I of this Form 10‑K, which is incorporated herein by reference.

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
AUM Market Price Risk
We are exposed to market risk through our investment management and distribution fees, which are generally calculated as a percentage of AUM. Changes in equity market prices, interest rates, credit spreads, foreign exchange rates, or a combination of these factors could cause the value of AUM to decline, which would result in lower investment management and distribution fees. Our exposure to these risks is minimized as we sponsor a broad range of investment products in various global jurisdictions, which serves to mitigate the impact of changes in any particular market or region.
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2019 would have resulted in an increase or decrease in pre-tax earnings of $364.5 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in sponsored funds that invest in debt securities, which were $1,691.4 million at September 30, 2019. Our exposure to interest rate risks from these investments is minimized by the low average duration exposure mandate of a substantial majority of the funds. The investment mandates of the remaining funds consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market or region. We had no exposure to changes in interest rates from debt obligations at September 30, 2019 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2019, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of sponsored funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next twelve months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling and Canadian dollar. These assets accounted for 11% of the total cash and cash equivalents and investments at September 30, 2019. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 4% of the total cash and cash equivalents and investments at September 30, 2019. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.

A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2019 would result in a $67.1 million decrease in accumulated other comprehensive loss and a $19.2 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2019. If such a 10% increase or decrease in carrying values were to occur, the changes from equity securities measured at fair value, debt securities and direct investments in CIPs would result in a $171.0 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Equity securities, at fair value	$530.0	$583.0	$477.0
Debt securities	48.2	53.0	43.4
Direct investments in CIPs	1,131.6	1,244.8	1,018.4
Total	$1,709.8	$1,880.8	$1,538.8

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2019, 2018 and 2017.

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed, as the information is not applicable.
Certain required quarterly information is included in Item 7 of Part II of this Form 10‑K report under the heading “Selected Quarterly Financial Data (Unaudited)” and incorporated herein by reference.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Benefit Street Partners L.L.C. - Fair value of Indefinite-lived Investment Management Contract Intangible Assets
As described in Notes 1 and 3 to the consolidated financial statements, in February 2019, the Company completed its acquisition of Benefit Street Partners, L.L.C. for a purchase consideration of $720.1 million in cash, which resulted in management recording $280.1 million of indefinite-lived investment management contract intangible assets. Fair values of acquired indefinite-lived investment management contract intangible assets are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the assets under management (“AUM”) growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate.
The principal considerations for our determination that performing procedures relating to the fair value of indefinite-lived investment management contract intangible assets from the acquisition of Benefit Street Partners L.L.C. is a critical audit matter are there was significant judgment by management when developing the estimated fair value of indefinite-lived investment management contract intangible assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions within the estimated future cash flows, including AUM growth rate and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of indefinite-lived investment management contract intangible assets in the acquisition of Benefit Street Partners, L.L.C., including controls over development of the significant assumptions within the estimated future cash flows, specifically, AUM growth rate and discount rate. These procedures also included, among others, (i) identifying the acquired contracts by reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the acquired indefinite-lived investment management contract intangible assets, (iii) testing the completeness, accuracy, and relevance of underlying data used in the model and (iv) evaluating management’s significant assumptions within the estimated future cash flows, including AUM growth rate and discount rate. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the discount rate. The discount rate was evaluated by developing an independent discount rate considering the cost of capital of comparable benchmark rates and other industry factors. Evaluating the reasonableness of the AUM growth rate involved considering the past performance of the acquired business, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit.
Assessment of Investment Products for Consolidation
As described in Notes 1 and 11 to the consolidated financial statements, the Company consolidates various mutual and other investment funds, limited partnerships and similar structures (collectively, “investment products”) when the Company owns a majority of the voting interest in a voting interest entity (“VOE”) or is the primary beneficiary of a variable interest entity (“VIE”). As of September 30, 2019, the assets of consolidated investment products were $2,557.1 million. As disclosed by management, the assessment of whether an investment product is a VOE or VIE involves management’s judgment and analysis on a structure-by-structure basis and considers factors such as the investment product’s legal organization and capital structure, the rights of the equity investment holders and the Company’s contractual involvement with and ownership interest in the investment product. If the investment product is determined to be a VIE, assessment of the primary beneficiary of a VIE requires management to exercise judgment to evaluate whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The principal considerations for our determination that performing procedures relating to the assessment of investment products for consolidation is a critical audit matter are there was significant judgment by management in determining whether the investment product is a VOE or VIE, and if determined to be a VIE, whether the Company is the primary beneficiary of the VIE. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures relating to management’s application of consolidation accounting, and significant auditor judgment in evaluating the audit evidence obtained relating to the legal organization and capital structure, the rights of the equity investment holders and the Company’s ability to direct the activities that impact the VIE through contractual involvement with and ownership interest in the investment products.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the assessment of investment products for consolidation, including controls addressing the completeness of the Company’s investment products evaluated for consolidation, as well as controls over the judgments and factors used to reach consolidation conclusions regarding these investment products. These procedures also included, among others, testing the completeness of the investment products subject to the analysis, and, for a sample of investment products, (i) evaluating the legal and capital structures of each investment product, including the rights of the equity investment holders, (ii) evaluating management’s assessment of each investment product as a VOE or VIE and (iii) evaluating the Company’s contractual involvement with and ownership interest in each investment product and management’s determination of whether a VIE is consolidated.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 12, 2019

We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2019	2018	2017
Operating Revenues
Investment management fees	$3,985.2	$4,367.5	$4,359.2
Sales and distribution fees	1,444.6	1,599.8	1,705.6
Shareholder servicing fees	216.3	221.9	225.7
Other	128.4	129.9	101.7
Total operating revenues	5,774.5	6,319.1	6,392.2
Operating Expenses
Sales, distribution and marketing	1,819.6	2,039.7	2,130.9
Compensation and benefits	1,584.7	1,390.6	1,333.7
Information systems and technology	258.5	243.9	219.8
Occupancy	133.6	128.6	121.3
General, administrative and other	420.7	397.7	322.2
Total operating expenses	4,217.1	4,200.5	4,127.9
Operating Income	1,557.4	2,118.6	2,264.3
Other Income (Expenses)
Investment and other income, net	115.1	145.3	336.3
Interest expense	(24.7)	(48.7)	(51.5)
Other income, net	90.4	96.6	284.8
Income before taxes	1,647.8	2,215.2	2,549.1
Taxes on income	442.3	1,472.5	759.4
Net income	1,205.5	742.7	1,789.7
Less: net income (loss) attributable to
Redeemable noncontrolling interests	6.2	(12.8)	53.0
Nonredeemable noncontrolling interests	3.6	(8.9)	40.0
Net Income Attributable to Franklin Resources, Inc.	$1,195.7	$764.4	$1,696.7

Earnings per Share
Basic	$2.35	$1.39	$3.01
Diluted	2.35	1.39	3.01

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Net Income	$1,205.5	$742.7	$1,789.7
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(52.5)	(91.9)	65.4
Net unrealized gains (losses) on defined benefit plans, net of tax	(2.0)	1.9	2.1
Net unrealized gains on investments, net of tax	1.5	4.3	2.2
Total other comprehensive income (loss)	(53.0)	(85.7)	69.7
Total comprehensive income	1,152.5	657.0	1,859.4
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	6.2	(12.8)	53.0
Nonredeemable noncontrolling interests	3.6	(8.9)	40.0
Comprehensive Income Attributable to Franklin Resources, Inc.	$1,142.7	$678.7	$1,766.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2019	2018
Assets
Cash and cash equivalents	$5,803.4	$6,610.8
Receivables	740.0	733.7
Investments (including $589.7 and $551.6 at fair value at September 30, 2019 and 2018)	1,555.8	1,426.5
Assets of consolidated investment products
Cash and cash equivalents	154.2	299.8
Receivables	99.0	114.2
Investments, at fair value	2,303.9	2,109.4
Property and equipment, net	683.7	535.0
Goodwill and other intangible assets, net	2,994.5	2,333.4
Other	197.7	220.7
Total Assets	$14,532.2	$14,383.5

Liabilities
Compensation and benefits	$502.4	$405.6
Accounts payable and accrued expenses	222.9	158.9
Dividends	137.4	127.7
Commissions	254.0	297.9
Income taxes	824.7	1,034.8
Debt	696.9	695.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	81.5	68.0
Debt	50.8	32.6
Deferred taxes	120.1	126.5
Other	270.6	184.1
Total liabilities	3,161.3	3,132.0
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	746.7	1,043.6
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 499,303,269 and 519,122,574 shares issued and outstanding at September 30, 2019 and 2018	49.9	51.9
Retained earnings	10,288.2	10,217.9
Accumulated other comprehensive loss	(431.6)	(370.6)
Total Franklin Resources, Inc. stockholders’ equity	9,906.5	9,899.2
Nonredeemable noncontrolling interests	717.7	308.7
Total stockholders’ equity	10,624.2	10,207.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,532.2	$14,383.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2019, 2018 and 2017	Shares	Amount
Balance at October 1, 2016	570.3	$57.0	$—	$12,226.2	$(347.4)	$11,935.8	$592.4	$12,528.2
Adoption of new accounting guidance				5.8	(7.1)	(1.3)	(324.6)	(325.9)
Net income				1,696.7		1,696.7	40.0	1,736.7
Other comprehensive income					69.7	69.7		69.7
Dividends declared on common stock ($0.80 per share)				(449.9)		(449.9)		(449.9)
Repurchase of common stock	(19.1)	(1.9)	(140.1)	(629.5)		(771.5)		(771.5)
Issuance of common stock	3.7	0.4	134.2			134.6		134.6
Tax shortfall from stock-based compensation			(8.7)			(8.7)		(8.7)
Stock-based compensation			14.6			14.6		14.6
Net subscriptions and other							17.3	17.3
Deconsolidation of investment product							(9.3)	(9.3)
Balance at September 30, 2017	554.9	$55.5	$—	$12,849.3	$(284.8)	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance			2.1	(1.6)	(0.1)	0.4		0.4
Net income (loss)				764.4		764.4	(8.9)	755.5
Other comprehensive loss					(85.7)	(85.7)		(85.7)
Dividends declared on common stock ($3.92 per share)				(2,131.3)		(2,131.3)		(2,131.3)
Repurchase of common stock	(39.9)	(4.0)	(170.4)	(1,252.3)		(1,426.7)		(1,426.7)
Issuance of common stock	3.3	0.3	130.8			131.1		131.1
Stock-based compensation			10.6			10.6		10.6
Acquisition	0.8	0.1	26.9			27.0		27.0
Net distributions and other							(6.0)	(6.0)
Net consolidation of investment products							2.4	2.4
Purchase of noncontrolling interest				(10.6)		(10.6)	5.4	(5.2)
Balance at September 30, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income				1,195.7		1,195.7	3.6	1,199.3
Other comprehensive loss					(53.0)	(53.0)		(53.0)
Dividends declared on common stock ($1.04 per share)				(528.3)		(528.3)		(528.3)
Repurchase of common stock	(24.6)	(2.5)	(133.8)	(620.0)		(756.3)		(756.3)
Issuance of common stock	4.8	0.5	129.8			130.3		130.3
Stock-based compensation			4.0			4.0		4.0
Net subscriptions and other							165.0	165.0
Consolidation of investment product							24.3	24.3
Acquisition							216.1	216.1
Balance at September 30, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Net Income	$1,205.5	$742.7	$1,789.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	85.8	80.7	72.0
Depreciation and other amortization	93.4	76.4	80.3
Stock-based compensation	111.5	117.8	123.4
Losses (income) from investments in equity method investees	10.4	(44.4)	(107.9)
Net losses (gains) on investments of consolidated investment products	26.3	55.0	(118.2)
Net (purchase) liquidation of investments by consolidated investment products	(1,497.6)	365.7	(812.2)
Deferred income taxes	(1.3)	(50.6)	8.8
Other	25.1	33.7	(14.9)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(34.2)	(90.1)	(96.7)
Decrease (increase) in receivables of consolidated investment products	(34.3)	68.5	(64.3)
Decrease (increase) in investments, net	142.5	(39.2)	130.2
Increase (decrease) in accrued compensation and benefits	89.4	(19.1)	37.2
Increase (decrease) in commissions payable	(43.9)	(15.4)	11.3
Increase (decrease) in income taxes payable	(210.1)	965.2	44.5
Increase (decrease) in accounts payable, accrued expenses and other liabilities	126.0	(23.0)	(9.2)
Increase in accounts payable and accrued expenses of consolidated investment products	107.1	5.8	61.4
Net cash provided by operating activities	201.6	2,229.7	1,135.4
Purchase of investments	(393.9)	(358.2)	(372.5)
Liquidation of investments	343.2	286.2	344.9
Purchase of investments by consolidated investment products	—	(73.8)	(114.7)
Liquidation of investments by consolidated investment products	—	73.3	368.1
Additions of property and equipment, net	(233.7)	(106.5)	(74.9)
Adoption of new accounting guidance	—	—	(49.2)
Acquisitions, net of cash acquired	(684.2)	(86.8)	(14.0)
Net deconsolidation of investment products	(108.5)	(24.6)	(35.7)
Net cash (used in) provided by investing activities	(1,077.1)	(290.4)	52.0
Issuance of common stock	23.3	24.8	24.9
Dividends paid on common stock	(518.6)	(2,116.9)	(441.2)
Repurchase of common stock	(754.5)	(1,424.8)	(765.3)
Excess tax benefit from stock-based compensation	—	—	0.9
Payments on debt	—	(361.9)	(300.0)
Proceeds from loan	1.7	—	—
Payments on loan	(1.5)	—	(53.7)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS [Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Proceeds from debt of consolidated investment products	$19.9	$—	$20.6
Payments on debt by consolidated investment products	(2.0)	(21.0)	(308.5)
Payments on contingent consideration liability	(20.4)	(21.6)	(35.3)
Noncontrolling interests	1,211.6	159.7	901.6
Net cash used in financing activities	(40.5)	(3,761.7)	(956.0)
Effect of exchange rate changes on cash and cash equivalents	(37.0)	(16.7)	35.0
Increase (decrease) in cash and cash equivalents	(953.0)	(1,839.1)	266.4
Cash and cash equivalents, beginning of year	6,910.6	8,749.7	8,483.3
Cash and Cash Equivalents, End of Year	$5,957.6	$6,910.6	$8,749.7

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$520.8	$523.5	$712.2
Cash paid for interest	27.4	38.6	42.3
Cash paid for interest by consolidated investment products	2.3	2.6	11.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its subsidiaries (collectively, the “Company”), operates as Franklin Templeton. The Company provides investment management and related services in jurisdictions worldwide for investors in investment products which include sponsored funds, as well as institutional and high-net-worth separate accounts. In addition to investment management, the Company’s services include fund administration, sales and distribution, and shareholder servicing.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2019 (“fiscal year 2019”).
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
Earnings per Share. Basic and diluted earnings per share are computed using the two-class method, which considers participating securities as a separate class of shares. The Company’s participating securities consist of its nonvested stock and stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents. Basic earnings per share is computed by dividing net income available to the Company’s common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.
Business combinations are accounted for by recognizing the acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition-date estimated fair values. Any excess of the purchase consideration over the acquisition-date fair values of these identifiable assets and liabilities is recognized as goodwill. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed due to new information about facts that existed as of the acquisition date, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
Intangible assets acquired in business combinations consist of investment management contracts. The fair values of the acquired assets are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate. The intangible assets are amortized over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of August 1 and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit or indefinite-lived intangible asset below its carrying value. The Company has one reporting unit, investment management and related services, consistent with its single operating segment, to which all goodwill has been assigned. Amortization and impairment are recognized in general, administrative and other expense.
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
If a quantitative goodwill impairment test indicates that the carrying value of the goodwill exceeds the fair value of the reporting unit, impairment is recognized in the amount of the excess of the carrying value over the implied fair value of the goodwill, which considers the fair value assigned to all other assets and liabilities of the reporting unit.
If a quantitative indefinite-lived intangible assets impairment test indicates that the carrying value of the asset exceeds the fair value, impairment is recognized in the amount of the difference in values.
The fair values of the reporting unit and indefinite-lived intangible assets are based on the net present value of estimated future cash flows, which include assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, effective tax rate and discount rate.
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful lives. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type.
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

A substantial amount of the Company’s investments is recorded at fair value or amounts that approximate fair value on a recurring basis. Investments in fund products for which fair value is estimated using NAV as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.
Cash and Cash Equivalents primarily consist of nonconsolidated sponsored money market funds and deposits with financial institutions and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value.
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
Investments consist of equity securities measured at fair value, debt securities, investments in equity method investees and other investments. At September 30, 2018, prior to the adoption of new accounting guidance, investments in equity securities with a readily determinable fair value were classified as either trading or available-for-sale and investments in fund products without a published NAV were carried at cost.
Equity Securities, at fair value consist primarily of nonconsolidated sponsored funds and to a lesser extent, other equity investment securities. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of funds are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of equity securities other than funds are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Debt Securities consist of trading and available-for-sale securities and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. Unrealized gains and losses on available-for-sale securities are recorded net of tax as part of accumulated other comprehensive income (loss) until realized, at which time they are recognized in earnings using the average cost method. The fair values of debt securities are determined using independent third-party broker or dealer price quotes, or based on discounted cash flows using significant unobservable inputs.
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
Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and do not have a readily determinable fair value, time deposits with maturities greater than three months from the date of purchase, and life settlement contracts. The equity investments are measured at cost adjusted for observable price changes and impairment, if any, which are recognized in earnings. The fair value of the entities is generally estimated using significant unobservable inputs in either a market-based or income-based approach. The time deposits are carried at cost, which approximates fair value due to their short-term nature and liquidity. Life settlement contracts are carried at fair value, which is determined based on discounted cash flows using significant unobservable inputs.
Impairment of Investments. Investments in available-for-sale securities, equity method investees and equity investments that do not have a readily determinable fair value are evaluated for impairment on a quarterly basis. The evaluation of equity investments considers qualitative factors, including the financial condition and specific events related to an investee, that may indicate the fair value of the investment is less than its carrying value. Impairment of equity securities is recognized in earnings.

Available-for-sale debt securities are evaluated for other-than-temporary impairment when the cost of an investment exceeds its fair value. If the Company intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost, the entire impairment is recognized in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the impairment related to credit loss, which is the difference between the security’s amortized cost and the present value of its expected cash flows, is recognized in earnings with the remaining loss recognized in accumulated other comprehensive income (loss).
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
Investments of CIPs consist of marketable debt and equity securities and other investments that are not generally traded in active markets, and are carried at fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of marketable securities are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
The investments that are not generally traded in active markets consist of equity and debt securities of entities in emerging markets, fund products, other equity and debt instruments, real estate and loans. The fair values are determined using significant unobservable inputs in either a market-based or income-based approach, except for fund products, for which fair values are estimated using NAV as a practical expedient.
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
Property and equipment are tested for impairment when there is an indication that the carrying value of an asset may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying values. When an asset is determined to not be recoverable, the impairment is measured based on the excess, if any, of the carrying value of the asset over its respective fair value. Fair value is determined by discounted future cash flows models, appraisals or other applicable methods.
Deferred Sales Commissions consist of upfront commissions paid to financial advisers and broker-dealers on shares of sponsored funds sold without a front-end sales charge, and are amortized over the periods in which they are generally recovered from related revenues, which range from 18 months to six years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Debt consists almost entirely of senior notes which are carried at amortized cost. The fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates.
Debt of CIPs is carried at amortized cost. The fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions.
Contingent Consideration Liability consisted of the expected future payments related to the Company’s commitment to acquire the remaining interests in K2 Advisors Holdings, LLC and was included in other liabilities in the consolidated balance sheet as of September 30, 2018. The liability, which was settled during fiscal year 2019, was carried at fair value, determined using the net present value of anticipated future cash flows.

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
Stock-Based Compensation. The fair value of stock-based payment awards is estimated on the date of grant based on the market price of the underlying shares of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three years. Expense relating to awards subject to performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. Forfeitures are accounted for as they occur.
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
As a multinational corporation, the Company operates in various locations outside the U.S. and generates earnings worldwide. The Company repatriates the earnings in excess of regulatory, capital or operational requirements of substantially all of its non-U.S. subsidiaries. Prior to January 1, 2018, the Company indefinitely reinvested the undistributed earnings of all its non-U.S. subsidiaries, except for income previously taxed in the U.S. or subject to regulatory or legal repatriation restrictions or requirements.
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
The adoption of the guidance had no impact on operating income or net income. Individual line items in the consolidated statements of income were impacted as follows:

(in millions)	As Reported	Adoption Impact	Amount Without Adoption
for the fiscal year ended September 30, 2019
Operating Revenues
Investment management fees	$3,985.2	$59.6	$4,044.8
Sales and distribution fees	1,444.6	(59.6)	1,385.0
Shareholder servicing fees	216.3	(8.6)	207.7

Operating Expenses
General, administrative and other	$420.7	$(8.6)	$412.1

On October 1, 2018, the Company adopted an amendment to the financial instruments guidance issued by the FASB that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting, which impacted all equity securities previously classified as available-for-sale and investments in fund products for which fair value was estimated using NAV as a practical expedient. The amendment also provides an election to measure equity investments that do not have a readily determinable fair value at cost adjusted for observable price changes and impairment, if any, which the Company made. The Company adopted the amendment using the modified retrospective approach and recognized a cumulative effect adjustment resulting in increases in investments, retained earnings and accumulated other comprehensive loss of $21.8 million, $29.8 million and $8.0 million.

Accounting Guidance Not Yet Adopted
The FASB issued new guidance for the accounting for leases in February 2016. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance also requires an evaluation at the inception of a contract to determine whether the contract is or contains a lease. The Company will adopt the guidance on October 1, 2019 using the modified retrospective approach and expects to recognize a right-of-use asset of approximately $270 million and a lease liability of approximately $315 million, substantially all of which relate to real estate leases.
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
The initial and revised estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
as of February 1, 2019
Cash	$33.2	$—	$33.2
Investments	138.8	—	138.8
Investments of consolidated investment products	84.9	—	84.9
Indefinite-lived intangible assets	307.5	(27.4)	280.1
Definite-lived intangible assets	75.8	—	75.8
Goodwill	315.8	29.9	345.7
Other assets	35.7	(0.5)	35.2
Other liabilities	(58.2)	0.7	(57.5)
Nonredeemable noncontrolling interests	(216.1)	—	(216.1)
Total Identifiable Net Assets	$717.4	$2.7	$720.1

The adjustments to the initial estimated fair values are a result of new information obtained about facts that existed as of the acquisition date. The fair values of the intangible assets, which relate to management contracts, and goodwill were retrospectively adjusted as of February 1, 2019. The estimated useful life of certain of the intangible assets was also retrospectively adjusted. The goodwill is primarily attributable to expected growth from the private credit asset class. The amount of goodwill expected to be deductible for tax purposes is $453.2 million, which includes deferred payments that are recognized as compensation expense for accounting purposes.
Costs incurred in connection with the acquisition were $6.8 million in fiscal year 2019.
The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2019	2018	2017
Net income attributable to Franklin Resources, Inc.	$1,195.7	$764.4	$1,696.7
Less: allocation of earnings to participating nonvested stock and stock unit awards	10.9	17.6	12.4
Net Income Available to Common Stockholders	$1,184.8	$746.8	$1,684.3

Weighted-average shares outstanding – basic	503.6	537.4	558.8
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.6	0.3
Weighted-Average Shares Outstanding – Diluted	504.3	538.0	559.1

Earnings per Share
Basic	$2.35	$1.39	$3.01
Diluted	2.35	1.39	3.01

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.2 million for fiscal year 2019, 0.3 million for the fiscal year ended September 30, 2018 (“fiscal year 2018”), and 0.7 million for the fiscal year ended September 30, 2017 (“fiscal year 2017”).
Note 5 – Revenues
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers [1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the fiscal year ended September 30, 2019
Investment management fees	$2,260.6	$1,064.7	$325.4	$241.8	$92.7	$—	$3,985.2
Sales and distribution fees	941.3	437.2	63.3	1.3	1.5	—	1,444.6
Shareholder servicing fees	175.7	30.1	0.1	10.4	—	—	216.3
Other	18.6	1.5	—	1.0	2.2	105.1	128.4
Total	$3,396.2	$1,533.5	$388.8	$254.5	$96.4	$105.1	$5,774.5
__________________

[1]	Consists of interest and dividend income from consolidated investment products.
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.

Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to the investments held by these entities.
The Company adopted new accounting guidance on October 1, 2018 that requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. The new guidance did not change the accounting for investments in non-equity securities. Investment balances and related changes for the prior year have not been reclassified to conform to the financial statement presentation as of and for the year ended September 30, 2019.
Investments consisted of the following:

(in millions)
as of September 30,	2019
Equity securities, at fair value
Sponsored funds	$466.4
Other equity securities	63.6
Total equity securities, at fair value	530.0
Debt securities
Trading	44.2
Available-for-sale	4.0
Total debt securities	48.2
Investments in equity method investees	933.4
Other investments	44.2
Total	$1,555.8

(in millions)
as of September 30,	2018
Investment securities, trading
Sponsored funds	$248.1
Debt and other equity securities	97.6
Total investment securities, trading	345.7
Investment securities, available-for-sale
Sponsored funds	178.6
Debt and other equity securities	15.5
Total investment securities, available-for-sale	194.1
Investments in equity method investees	780.8
Other investments	105.9
Total	$1,426.5

Investment securities with aggregate carrying amounts of $1.2 million were pledged as collateral at both September 30, 2019 and 2018.

Gross unrealized gains and losses relating to investment securities, available-for-sale were as follows:

		Gross Unrealized
(in millions)	Cost Basis	Gains	Losses	Fair Value
as of September 30, 2019
Debt securities	$4.0	$—	$—	$4.0

as of September 30, 2018
Sponsored funds	$172.9	$8.3	$(2.6)	$178.6
Debt and other equity securities	16.8	0.5	(1.8)	15.5
Total	$189.7	$8.8	$(4.4)	$194.1

There were no gross unrealized losses relating to investment securities, available-for-sale at September 30, 2019. Such losses at September 30, 2018 aggregated by length of time that individual securities were in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
as of September 30, 2018
Sponsored funds	$48.8	$(2.1)	$21.0	$(0.5)	$69.8	$(2.6)
Debt and other equity securities	10.9	(1.8)	—	—	10.9	(1.8)
Total	$59.7	$(3.9)	$21.0	$(0.5)	$80.7	$(4.4)

The Company recognized other-than-temporary impairment of $10.5 million in earnings during fiscal year 2019, and $1.7 million and $0.8 million during fiscal years 2018 and 2017.
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liability measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Equity securities, at fair value
Sponsored funds	$397.0	$—	$—	$69.4	$466.4
Other equity securities	22.6	3.2	0.8	37.0	63.6
Debt securities
Trading	—	24.4	19.8	—	44.2
Available-for-sale	—	4.0	—	—	4.0
Life settlement contracts	—	—	11.5	—	11.5
Total Assets Measured at Fair Value	$419.6	$31.6	$32.1	$106.4	$589.7

(in millions)	Level 1	Level 2	Level 3	Total
as of September 30, 2018
Assets
Investment securities, trading
Sponsored funds	$248.1	$—	$—	$248.1
Debt and other equity securities	26.6	50.5	20.5	97.6
Investment securities, available-for-sale
Sponsored funds	178.6	—	—	178.6
Debt and other equity securities	4.4	10.8	0.3	15.5
Life settlement contracts	—	—	11.8	11.8
Total Assets Measured at Fair Value	$457.7	$61.3	$32.6	$551.6

Liability
Contingent consideration liability	$—	$—	$38.7	$38.7

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity, infrastructure and real estate funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. The expected weighted-average life for $46.9 million of the investments was 1.3 years at September 30, 2019. The liquidation period for a $48.6 million investment in a private debt fund is unknown. The Company’s unfunded commitments to the funds totaled $4.7 million at September 30, 2019.
Changes in the Level 3 assets and liability were as follows:

	2019		2018
(in millions)	Investments	Contingent Consideration Liability	Investments	Contingent Consideration Liability
for the fiscal years ended September 30,
Balance at beginning of year	$32.6	$(38.7)	$199.9	$(51.0)
Total realized and unrealized gains (losses)
Included in investment and other income, net	7.0	—	4.5	—
Included in general, administrative and other expense	—	(2.0)	—	(13.1)
Purchases	10.7	—	14.5	—
Sales	(6.5)	—	(2.6)	—
Settlements	(4.6)	40.7	(174.0)	32.4
Transfers out of Level 3	(7.1)	—	—	—
Foreign exchange revaluation and other	—	—	(9.7)	(7.0)
Balance at End of Year	$32.1	$—	$32.6	$(38.7)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of year	$3.4	$—	$2.1	$(13.1)

There were no transfers into Level 3 during fiscal years 2019 and 2018.

Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Debt securities, trading	$19.8	Discounted cash flow	Discount rate	2.7%–13.3% (6.7%)
			Risk premium	2.0%–6.1% (4.2%)

Life settlement contracts	11.5	Discounted cash flow	Life expectancy	19–107 months (57)
			Discount rate	8.0%–20.0% (13.2%)
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Investment securities, trading - debt and other equity securities	$20.5	Discounted cash flow	Discount rate	4.1%–12.3% (5.8%)
			Risk premium	2.0%–6.7% (3.6%)

Life settlement contracts	11.8	Discounted cash flow	Life expectancy	20–115 months (61)
			Discount rate	8.0%–20.0% (13.1%)

Contingent consideration liability	38.7	Discounted cash flow	Discount rate	13.0%

If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of September 30, 2019, the resulting fair value of the assets would be lower (higher).
Financial instruments that were not measured at fair value were as follows:

		2019		2018
(in millions)	Fair Value Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$5,803.4	$5,803.4	$6,610.8	$6,610.8
Other investments
Time deposits	2	15.4	15.4	12.3	12.3
Equity securities	3	17.3	19.2	81.8	103.6

Financial Liability
Debt	2	$696.9	$718.7	$695.9	$671.1

Note 8 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2019	2018
Furniture, software and equipment	$846.7	$798.6	3 – 10
Premises and leasehold improvements	789.2	628.1	5 – 35
Land	80.1	74.1	N/A
Total cost	1,716.0	1,500.8
Less: accumulated depreciation and amortization	(1,032.3)	(965.8)
Property and Equipment, Net	$683.7	$535.0

Depreciation and amortization expense related to property and equipment was $83.2 million, $78.9 million and $81.5 million in fiscal years 2019, 2018 and 2017. The Company recognized $6.6 million of equipment impairment during fiscal year 2018, and insignificant impairment amounts during fiscal years 2019 and 2017.
Note 9 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2019	2018
Goodwill	$2,130.3	$1,794.8
Indefinite-lived intangible assets	799.4	530.7
Definite-lived intangible assets, net	64.8	7.9
Goodwill and Other Intangible Assets, Net	$2,994.5	$2,333.4

Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018
Balance at beginning of year	$1,794.8	$1,687.2
Acquisitions	345.7	117.4
Foreign exchange revaluation and other	(10.2)	(9.8)
Balance at End of Year	$2,130.3	$1,794.8

During fiscal year 2019, the Company recognized $9.3 million of impairment of indefinite-lived intangible assets related to Canadian management contracts due to revised estimates of future pre-tax profit margins and AUM growth rates for the associated fund products. No impairment of indefinite-lived intangible assets was recognized during fiscal years 2018 and 2017, or of goodwill during fiscal years 2019, 2018 and 2017.
Definite-lived intangible assets were as follows:

	2019			2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$125.4	$(60.6)	$64.8	$54.9	$(47.0)	$7.9

The Company recognized impairment of definite-lived intangible assets of $4.0 million, $5.7 million and $9.6 million during fiscal years 2019, 2018 and 2017 primarily due to investor redemptions.

Amortization expense related to definite-lived intangible assets was $14.7 million, $1.8 million and $3.9 million for fiscal years 2019, 2018 and 2017.
Definite-lived intangible assets had a weighted-average remaining useful life of 3.7 years at September 30, 2019, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$18.9
2021	18.1
2022	16.6
2023	7.4
2024	2.8
Thereafter	1.0
Total	$64.8

Note 10 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 11 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2019	Effective Interest Rate	2018	Effective Interest Rate
as of September 30,
Senior Notes
$300 million 2.80% notes due September 2022	$299.8	2.93%	$299.7	2.93%
$400 million 2.85% notes due March 2025	399.6	2.97%	399.6	2.97%
Total senior notes	699.4		699.3
Other
Loan due December 2019	0.2	9.30%	—	N/A
Debt issuance costs	(2.7)		(3.4)
Total	$696.9		$695.9

At September 30, 2019, the Company’s outstanding senior unsecured unsubordinated notes had an aggregate face value of $700.0 million. The notes have fixed interest rates with interest payable semi-annually and contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The Company was in compliance with all debt covenants at September 30, 2019.
At September 30, 2019, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 11 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both VOEs and VIEs. The Company had 60 and 53 CIPs as of September 30, 2019 and 2018.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2019	2018
Assets
Cash and cash equivalents	$154.2	$299.8
Receivables	99.0	114.2
Investments, at fair value	2,303.9	2,109.4
Other assets	—	1.0
Total Assets	$2,557.1	$2,524.4

Liabilities
Accounts payable and accrued expenses	$81.5	$68.0
Debt	50.8	32.6
Other liabilities	—	9.3
Total liabilities	132.3	109.9
Redeemable Noncontrolling Interests	746.7	1,043.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,129.6	1,092.6
Nonredeemable noncontrolling interests	548.5	278.3
Total stockholders’ equity	1,678.1	1,370.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,557.1	$2,524.4

The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2019, 2018 and 2017.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Investment products are typically consolidated when the Company makes an initial investment in a newly launched investment entity. They are typically deconsolidated when the Company no longer has a controlling financial interest due to redemptions of its investment or increases in third-party investments. The Company’s investments in these products subsequent to deconsolidation are accounted for as either equity method investments or equity securities at fair value depending on the structure of the product and the Company’s role and level of ownership.

Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Investments
Debt securities	$0.1	$1,083.6	$131.4	$—	$1,215.1
Equity securities	195.1	223.9	296.4	204.1	919.5
Real estate	—	—	152.7	—	152.7
Loans	—	—	16.6	—	16.6
Total Assets Measured at Fair Value	$195.2	$1,307.5	$597.1	$204.1	$2,303.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2018
Assets
Investments
Debt securities	$0.6	$1,219.5	$118.0	$—	$1,338.1
Equity securities	270.7	154.8	199.7	113.8	739.0
Loans	—	—	32.3	—	32.3
Total Assets Measured at Fair Value	$271.3	$1,374.3	$350.0	$113.8	$2,109.4

Liabilities
Other liabilities	$0.6	$8.7	$—	$—	$9.3

The fair value of other liabilities, which consist of short positions in debt and equity securities, is determined based on the fair value of the underlying securities using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.4 years and 3.5 years at September 30, 2019 and 2018. The CIPs’ unfunded commitments to these funds totaled $168.7 million and $1.9 million, of which the Company was contractually obligated to fund $20.6 million and $0.4 million based on its ownership percentage in the CIPs, at September 30, 2019 and 2018.

Changes in Level 3 assets were as follows:

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2019
Balance at beginning of year	$199.7	$118.0	$—	$32.3	$350.0
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income, net	8.0	(13.9)	5.0	(3.3)	(4.2)
Purchases	155.5	12.0	147.0	9.2	323.7
Sales and settlements	(81.4)	(20.2)	—	(21.6)	(123.2)
Transfers into Level 3	0.1	0.4	—	—	0.5
Transfers out of Level 3	(25.4)	(3.6)	—	—	(29.0)
Foreign exchange revaluation	(5.3)	(1.0)	0.7	—	(5.6)
Balance at End of Year	$296.4	$131.4	$152.7	$16.6	$597.1
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$(6.3)	$(5.7)	$5.0	$(0.6)	$(7.6)

(in millions)	Equity Securities	Debt Securities	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2018
Balance at beginning of year	$160.7	$135.4	$—	$296.1
Realized and unrealized gains (losses) included in investment and other income, net	26.2	4.9	(0.7)	30.4
Purchases	32.0	16.2	26.0	74.2
Sales and settlements	(17.5)	(39.1)	—	(56.6)
Consolidation	—	—	7.0	7.0
Foreign exchange revaluation	(1.7)	0.6	—	(1.1)
Balance at End of Year	$199.7	$118.0	$32.3	$350.0
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$17.3	$0.8	$(0.7)	$17.4

There were no transfers into or out of Level 3 during fiscal year 2018.

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average 1)
Equity securities	$176.9	Market comparable companies	Enterprise value/ EBITDA multiple	4.5–11.8 (8.1)
			Discount for lack of marketability	15.0%–30.0% (23.1%)
			Risk premium	18.9%
			Enterprise value/ Revenue multiple	3.7
	97.2	Discounted cash flow	Discount rate	4.8%–16.3% (10.3%)
			Discount for lack of marketability	17.0%
	22.3	Market pricing	Private sale pricing	$0.25–$20.13 ($2.06) per share

Debt securities	115.5	Discounted cash flow	Discount rate	4.8%–17.4% (9.7%)
			Discount for lack of marketability	17.0%–24.7% (22.9%)
	15.9	Market comparable companies	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	21.9

Real estate	84.7	Discounted cash flow	Discount rate	6.4%–7.4% (7.1%)
	68.0	Yield capitalization	Equivalent yield	4.3%–6.1% (5.4%)

Loans	16.6	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (12.0%)
__________________

[1]	Based on the relative fair value of the instruments.

(in millions)
as of September 30, 2018	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Equity securities	$171.9	Market comparable companies	Enterprise value/ EBITDA multiple	5.0–13.6 (9.3)
	27.8	Discounted cash flow	Discount rate	8.0%–16.5% (14.1%)

Debt securities	78.7	Discounted cash flow	Discount rate	7.0%–14.8% (10.8%)
	33.9	Comparable trading multiple	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	20.9
	5.4	Market pricing	Private sale pricing	$42 per $100 of par

Loans	32.3	Discounted cash flow	Loss-adjusted discount rate	3.0%–22.7% (12.0%)

If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of September 30, 2019, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of September 30, 2019, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2019		2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$154.2	$154.2	$299.8	$299.8
Financial Liability
Debt	3	$50.8	$51.0	$32.6	$32.4

Debt
Debt of CIPs totaled $50.8 million and $32.6 million at September 30, 2019 and 2018. The debt had fixed and floating interest rates ranging from 2.08% to 7.94% with a weighted-average effective interest rate of 5.09% at September 30, 2019, and from 3.07% to 7.88% with a weighted-average effective interest rate of 6.79% at September 30, 2018.
The contractual maturities for debt of CIPs at September 30, 2019 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$23.3
2021	7.5
2022	—
2023	—
2024	20.0
Total	$50.8

Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Balance at beginning of year	$1,043.6	$1,941.9	$61.1
Adoption of new accounting guidance	—	—	824.7
Net income (loss)	6.2	(12.8)	53.0
Net subscriptions and other	1,046.6	170.9	884.3
Net consolidations (deconsolidations)	(1,349.7)	(1,056.4)	118.8
Balance at End of Year	$746.7	$1,043.6	$1,941.9

Note 12 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management and other fee receivables as follows:

(in millions)
as of September 30,	2019	2018
Investments	$458.1	$161.8
Receivables	149.5	140.1
Total	$607.6	$301.9

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. The Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during fiscal year 2019. During fiscal year 2018, the Company purchased $32.6 million of certain equity and debt securities from two sponsored funds.
Note 13 – Taxes on Income
The Tax Cuts and Jobs Act (“the Tax Act”), which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The estimated related changes in the Company’s deferred tax assets and deferred tax liabilities resulted in a $35.6 million decrease in deferred tax assets, an $88.9 million decrease in deferred tax liabilities and a $53.3 million net tax benefit in fiscal year 2018. The Company also reclassified $0.1 million from accumulated other comprehensive loss to retained earnings related to stranded tax effects resulting from the change in tax rate during fiscal year 2018.
The Company completed its analysis of the Tax Act impact during the first quarter of fiscal year 2019 with no significant adjustment to the provisional amounts previously recorded. The estimated transition tax expense recognized in fiscal year 2018 of $983.2 million was net of an $87.6 million tax benefit related to U.S. taxation of deemed foreign dividends. This benefit was reversed during fiscal year 2019 upon issuance of final regulations by the U.S. Department of Treasury, resulting in increased income tax expense and gross unrecognized tax benefits.
The remaining federal portion of the transition tax liability was $827.9 million at September 30, 2019, and will be paid over the next seven years, with 8% of the original liability payable in each of the next four years, 15% in year five, 20% in year six and 25% in year seven.
The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for fiscal year 2018 was a blended rate of 24.5%, based on the pre- and post-Tax Act rates.
Prior to the Tax Act, the Company had not provided for U.S. income taxes on undistributed earnings and other outside basis differences of its non-U.S. subsidiaries as it was the Company’s intention for these tax basis differences to remain indefinitely reinvested. Following the Company’s change in policy effective January 1, 2018 to repatriate earnings of substantially all non-U.S. subsidiaries, other outside basis differences, which arose primarily from purchase accounting adjustments, undistributed earnings that are considered indefinitely reinvested and foreign earnings that are restricted by operational and regulatory requirements, remain indefinitely reinvested. These basis differences could reverse through sales of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2019. The Company has made no provision for U.S. income taxes on these outside basis differences, and determination of the amount of unrecognized deferred tax liability related to such basis differences is not practicable.
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Current expense
Federal	$343.4	$1,343.7	$585.0
State	37.0	38.0	65.3
Non-U.S.	66.8	141.1	100.2
Deferred expense (benefit)	(4.9)	(50.3)	8.9
Total	$442.3	$1,472.5	$759.4

The Company had a tax shortfall of $8.7 million in fiscal year 2017 associated with stock-based compensation plans, which increased the amount of income taxes that would have otherwise been payable and was reflected as a component of stockholders’ equity. Income tax effects of stock-based awards are recognized in income tax expense beginning in fiscal year 2018 in accordance with revised accounting guidance.

Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
U.S.	$1,151.1	$1,458.1	$1,594.5
Non-U.S.	496.7	757.1	954.6
Total	$1,647.8	$2,215.2	$2,549.1

The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and incentives. The impact of the reduced rates on income tax expense was $4.1 million or $0.01 per diluted share for fiscal year 2019, $31.3 million or $0.06 per diluted share for fiscal year 2018, and $28.8 million or $0.05 per diluted share for fiscal year 2017. One tax incentive remained in effect at September 30, 2019 which will expire in December 2023.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2019	2018
Deferred Tax Assets
Deferred compensation and benefits	$39.7	$33.1
Net operating loss carry-forwards	31.9	31.8
Stock-based compensation	19.6	21.9
Unrealized foreign exchange losses	11.0	3.7
Tax benefit for uncertain tax positions	8.7	10.0
Other	21.7	15.0
Total deferred tax assets	132.6	115.5
Valuation allowance	(26.9)	(27.5)
Deferred tax assets, net of valuation allowance	105.7	88.0
Deferred Tax Liabilities
Goodwill and other purchased intangibles	159.5	142.2
Depreciation on fixed assets	22.5	20.9
Investments in partnerships	6.6	16.4
Other	16.4	17.7
Total deferred tax liabilities	205.0	197.2
Net Deferred Tax Liability	$99.3	$109.2

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2019	2018
Other assets	$20.8	$17.3
Deferred tax liabilities	120.1	126.5
Net Deferred Tax Liability	$99.3	$109.2

At September 30, 2019, there were $155.0 million of non-U.S. net operating loss carry-forwards, $73.7 million of which expire between fiscal years 2020 and 2038 with the remaining carry-forwards having an indefinite life. In addition, there were $34.8 million in state net operating loss carry-forwards that expire between fiscal years 2020 and 2039. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance decreased $0.6 million in fiscal year 2019 and increased $2.3 million in fiscal year 2018.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2019		2018		2017
Federal taxes at statutory rate	$346.0	21.0%	$542.7	24.5%	$892.2	35.0%
Transition tax on deemed repatriation of undistributed foreign earnings	86.0	5.2%	983.2	44.4%	—	—
Revaluation of net deferred tax liabilities	—	—	(53.3)	(2.4%)	—	—
Other Tax Act impacts	0.4	—	38.9	1.8%	—	—
State taxes, net of federal tax effect	29.7	1.8%	16.6	0.7%	41.4	1.6%
Effect of non-U.S. operations	(21.3)	(1.3%)	(61.9)	(2.8%)	(146.2)	(5.7%)
Effect of net (income) loss attributable to noncontrolling interests	(2.1)	(0.1%)	5.3	0.2%	(32.6)	(1.3%)
Other	3.6	0.2%	1.0	0.1%	4.6	0.2%
Tax Provision	$442.3	26.8%	$1,472.5	66.5%	$759.4	29.8%

Other Tax Act impacts consist primarily of foreign dividend distribution taxes and tax withholdings.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Balance at beginning of year	$77.5	$81.1	$82.1
Additions for tax positions of prior years	131.8	3.6	6.6
Reductions for tax positions of prior years	(2.9)	(6.6)	(1.3)
Tax positions related to the current year	10.7	11.6	11.6
Settlements with taxing authorities	(2.2)	—	(5.2)
Expirations of statute of limitations	(12.3)	(12.2)	(12.7)
Balance at End of Year	$202.6	$77.5	$81.1

If recognized, the balance, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
Accrued interest on uncertain tax positions at September 30, 2019 and 2018 was $11.9 million and $11.3 million, and is not presented in the unrecognized tax benefits table above. Interest expense of $0.7 million, $0.9 million and $1.6 million was recognized during fiscal years 2019, 2018 and 2017. Accrued penalties at September 30, 2019 and 2018 were insignificant.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2019; Canada 2011 to 2019; Hong Kong 2013 to 2019; Singapore 2014 to 2019; Luxembourg and the U.K. 2018 to 2019; U.S. federal 2016 to 2019; the States of Florida and Minnesota, and City of New York 2015 to 2019; and the States of California, Massachusetts and New York 2016 to 2019.
The Company has ongoing examinations in various stages of completion in the State of Florida, City of New York, Canada, France, Germany and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2019 could decrease by an estimated $13.9 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.

Note 14 – Commitments and Contingencies
Legal Proceedings
In 2016 and 2017, two former employees filed related class action lawsuits in the United States District Court for the Northern District of California, which were later consolidated, relating to the Franklin Templeton 401(k) Retirement Plan (“Plan”). The consolidated action named as defendants Franklin, the Plan’s fiduciary committees and certain committee members, and the Franklin Board of Directors and certain individual directors. The plaintiffs principally claimed that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act by, among other things, selecting certain mutual funds sponsored and managed by the Company as investment options for the Plan, when allegedly lower cost and better performing third-party investment options were available, and further challenged the Plan’s record keeping fees as excessive. On December 3, 2018, Franklin elected to enter into an agreement-in-principle to resolve the litigation for a cash payment of $13.9 million, which the Company accrued, and, among other Plan changes, an increase in the Company’s existing matching contribution rate from 75% to 85% for eligible participant contributions for a period of three years. On October 4, 2019, the court issued final approval of the agreement and dismissed the litigation.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2019 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2032. Lease expense was $61.7 million, $55.9 million and $56.3 million in fiscal years 2019, 2018 and 2017. Sublease income totaled $0.3 million, $0.2 million and $0.4 million in fiscal years 2019, 2018 and 2017.
Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2019:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$49.5
2021	45.3
2022	40.9
2023	39.1
2024	36.7
Thereafter	149.1
Total Minimum Lease Payments	$360.6

Future minimum rentals to be received under non-cancelable subleases were insignificant at September 30, 2019.
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2019, the Company had $267.8 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.

Note 15 – Stock-Based Compensation
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Stock and stock unit awards	$105.7	$111.6	$117.0
Employee stock investment plan	5.8	6.2	6.4
Total	$111.5	$117.8	$123.4

Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP provides for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP, of which 14.3 million shares were available for grant at September 30, 2019.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2019
Nonvested balance at September 30, 2018	2,678	1,813	4,491	$39.08
Granted	3,906	897	4,803	30.75
Vested	(2,347)	(606)	(2,953)	35.80
Forfeited/canceled	(459)	(250)	(709)	36.23
Nonvested balance at September 30, 2019	3,778	1,854	5,632	$34.06

Total unrecognized compensation expense related to nonvested stock and stock unit awards was $131.0 million at September 30, 2019. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2019, 2018 and 2017 were $30.75, $42.63 and $34.23 per share. The total fair value of stock and stock unit awards vested during the same periods was $84.2 million, $91.5 million and $104.0 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 0.9 million shares were issued under the ESIP during fiscal year 2019, and 1.9 million shares were reserved for future issuance at September 30, 2019.

Note 16 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company makes a matching contribution equal to 75% of eligible compensation contributed by participants. Under the terms of a litigation settlement, the Company will increase its matching contribution rate from 75% to 85% for a period of three years beginning January 1, 2020. See Note 14 – Commitments and Contingencies for information related to the litigation. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $52.2 million, $49.8 million and $45.5 million for fiscal years 2019, 2018 and 2017.
Note 17 – Segment and Geographic Information
The Company has one operating segment, investment management and related services.
Geographic information was as follows:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Operating Revenues
United States	$3,487.6	$3,693.2	$3,870.6
Luxembourg	1,533.7	1,732.5	1,654.8
Americas excluding United States	392.3	478.4	483.3
Asia-Pacific	257.0	299.7	282.6
Europe, Middle East and Africa, excluding Luxembourg	103.9	115.3	100.9
Total	$5,774.5	$6,319.1	$6,392.2

(in millions)
as of September 30,	2019	2018	2017
Property and Equipment, Net
United States	$542.8	$465.4	$426.1
Europe, Middle East and Africa	90.0	10.1	12.2
Asia-Pacific	40.7	42.1	60.2
Americas excluding United States	10.2	17.4	18.7
Total	$683.7	$535.0	$517.2

Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.

Note 18 – Other Income (Expenses)
Other income (expenses) consisted of the following:

(in millions)
for the fiscal years ended September 30,	2019	2018	2017
Investment and Other Income, Net
Dividend income	$97.0	$51.1	$13.9
Interest income	31.0	76.5	74.9
Gains (losses) on investments, net	(9.7)	6.0	23.6
Income (losses) from investments in equity method investees	(10.4)	44.4	107.9
Gains (losses) on investments of CIPs, net	(26.3)	(55.0)	118.2
Rental income	19.8	15.9	11.1
Foreign currency exchange gains (losses), net	13.1	0.6	(16.0)
Other, net	0.6	5.8	2.7
Total	115.1	145.3	336.3
Interest Expense	(24.7)	(48.7)	(51.5)
Other Income, Net	$90.4	$96.6	$284.8

Substantially all dividend income was generated by investments in nonconsolidated funds. Interest income was primarily generated by cash equivalents and debt securities. Gains (losses) on investments, net consists primarily of other-than-temporary impairment of investments and realized and unrealized gains (losses) on equity securities measured at fair value and trading debt securities.
There were no sales of available-for-sale securities in fiscal year 2019. Proceeds from the sale of available-for-sale securities were $85.5 million and $51.6 million in fiscal years 2018 and 2017.
Net losses recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2019 were $0.1 million, and net gains (losses) recognized on trading investment securities that were held by the Company at September 30, 2018 and 2017 were $(1.7) million and $5.0 million. Net gains (losses) recognized on investment securities of CIPs that were held at September 30, 2019, 2018 and 2017 were $1.0 million, $(24.5) million and $21.9 million.

Note 19 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the fiscal year ended September 30, 2019
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(53.9)	(2.4)	(5.4)	(61.7)
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Reclassifications to net investment and other income, net of tax	1.4	—	6.9	8.3
Total other comprehensive income (loss)	(52.5)	(2.0)	1.5	(53.0)
Balance at September 30, 2019	$(425.4)	$(6.2)	$—	$(431.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the fiscal year ended September 30, 2018
Balance at October 1, 2017	$(281.0)	$(6.0)	$2.2	$(284.8)
Adoption of new accounting guidance	—	(0.1)	—	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(85.5)	1.5	7.3	(76.7)
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Reclassifications to net investment and other income, net of tax	(6.4)	—	(3.0)	(9.4)
Total other comprehensive income (loss)	(91.9)	1.9	4.3	(85.7)
Balance at September 30, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2019 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm set forth in Item 8 of Part II of this Form 10‑K are incorporated herein by reference.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 with respect to executive officers of Franklin is contained at the end of Part I of this Form 10‑K under the heading “Information About Our Executive Officers.”
Code of Ethics. Franklin has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to Franklin’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of Franklin and its subsidiaries and affiliates. The Code of Ethics is posted on our website at www.franklinresources.com under “Corporate Governance.” A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for Franklin’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1 Election of Directors–Nominees” and “Information about the Board and its Committees–The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2019 (“2020 Proxy Statement”).

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2020 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2020 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation–Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2020 Proxy Statement titled “Proposal No. 1 Election of Directors–General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2020 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10‑K.
(a)(2)
No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10‑K or is not required to be filed as the information is not applicable.

(a)(3)	The exhibits listed on the Exhibit Index to this Form 10‑K are incorporated herein by reference.

Item 16.	Form 10‑K Summary.
None.
EXHIBIT INDEX

Exhibit No.	Description
3.1
Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3.2	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report
3.3	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report
3.4	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report
3.5
Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
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

4.6	Description of Registrant’s Securities (filed herewith)
10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of the Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
Representative Forms of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under the Registrant’s 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of the Registrant (filed herewith)*

Exhibit No.	Description
10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under the Registrant’s 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of the Registrant (filed herewith)*

10.4
2006 Directors Deferred Compensation Plan, as amended and restated effective March 13, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated effective September 13, 2017), incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 001-09318) (the “2017 Annual Report”)*

10.6	2002 Universal Stock Incentive Plan (as amended and restated effective June 14, 2017), incorporated by reference to Exhibit 10.6 to the 2017 Annual Report*
10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective June 14, 2016), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-09318)*

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014 (File No. 001-09318)*

10.9
Non-Employee Director Compensation as of February 14, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-09318)*

10.10
Named Executive Officer Compensation as of September 30, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018 (File No. 001-09318*

10.11
Offer Letter, dated March 6, 2019, between the Registrant and Matthew Nicholls, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 001-09318)*

10.12
Executive Transition Agreement, effective May 7, 2019, between the Registrant and Kenneth A. Lewis, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 001-09318)*

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
101
The following materials from the Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________
*        Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 12, 2019	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President and Chief Financial Officer

Date:	November 12, 2019	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 12, 2019	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Chairman, Director and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 12, 2019	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 12, 2019	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 12, 2019	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 12, 2019	By:	/s/ Charles E. Johnson
Charles E. Johnson, Director

Date:	November 12, 2019	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 12, 2019	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 12, 2019	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 12, 2019	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 12, 2019	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 12, 2019	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director