Form 10-Q
period 2019-12-31
FRANKLIN RESOURCES INC
filed 2020-01-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 22, 2020: 496,897,552.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2019	2018
Operating Revenues
Investment management fees	$979.7	$971.8
Sales and distribution fees	351.5	354.8
Shareholder servicing fees	50.0	55.1
Other	31.5	29.8
Total operating revenues	1,412.7	1,411.5
Operating Expenses
Sales, distribution and marketing	443.9	444.5
Compensation and benefits	389.4	355.0
Information systems and technology	62.5	60.9
Occupancy	34.5	31.2
General, administrative and other	89.7	108.4
Total operating expenses	1,020.0	1,000.0
Operating Income	392.7	411.5
Other Income (Expenses)
Investment and other income (losses), net	59.6	(59.1)
Interest expense	(6.7)	(6.4)
Other income (expenses), net	52.9	(65.5)
Income before taxes	445.6	346.0
Taxes on income	97.5	86.0
Net income	348.1	260.0
Less: net income (loss) attributable to
Redeemable noncontrolling interests	9.0	(15.4)
Nonredeemable noncontrolling interests	(11.4)	(0.5)
Net Income Attributable to Franklin Resources, Inc.	$350.5	$275.9

Earnings per Share
Basic	$0.70	$0.54
Diluted	0.70	0.54

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended December 31,
	2019	2018
Net Income	$348.1	$260.0
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	58.0	(14.6)
Net unrealized losses on defined benefit plans, net of tax	(0.9)	(0.4)
Net unrealized losses on investments, net of tax	(1.7)	—
Total other comprehensive income (loss)	55.4	(15.0)
Total comprehensive income	403.5	245.0
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	9.0	(15.4)
Nonredeemable noncontrolling interests	(11.4)	(0.5)
Comprehensive Income Attributable to Franklin Resources, Inc.	$405.9	$260.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	December 31, 2019	September 30, 2019
Assets
Cash and cash equivalents	$5,817.3	$5,803.4
Receivables	710.9	740.0
Investments (including $997.3 and $589.7 at fair value at December 31, 2019 and September 30, 2019)	2,003.7	1,555.8
Assets of consolidated investment products
Cash and cash equivalents	159.0	154.2
Receivables	76.6	99.0
Investments, at fair value	2,041.2	2,303.9
Property and equipment, net	691.9	683.7
Goodwill and other intangible assets, net	3,032.2	2,994.5
Operating lease right-of-use assets	275.3	—
Other	193.7	197.7
Total Assets	$15,001.8	$14,532.2

Liabilities
Compensation and benefits	$353.8	$502.4
Accounts payable and accrued expenses	194.0	222.9
Dividends	142.1	137.4
Commissions	255.8	254.0
Income taxes	886.5	824.7
Debt	697.0	696.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	59.0	81.5
Debt	99.4	50.8
Deferred taxes	132.8	120.1
Operating lease liabilities	317.9	—
Other	238.7	270.6
Total liabilities	3,377.0	3,161.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	790.4	746.7
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 497,599,517 and 499,303,269 shares issued and outstanding at December 31, 2019 and September 30, 2019	49.8	49.9
Retained earnings	10,408.0	10,288.2
Accumulated other comprehensive loss	(376.2)	(431.6)
Total Franklin Resources, Inc. stockholders’ equity	10,081.6	9,906.5
Nonredeemable noncontrolling interests	752.8	717.7
Total stockholders’ equity	10,834.4	10,624.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,001.8	$14,532.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2019	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2
Net income (loss)				350.5		350.5	(11.4)	339.1
Other comprehensive income					55.4	55.4		55.4
Dividends declared on common stock ($0.27 per share)				(135.3)		(135.3)		(135.3)
Repurchase of common stock	(4.6)	(0.4)	(27.8)	(95.4)		(123.6)		(123.6)
Issuance of common stock	2.9	0.3	28.7			29.0		29.0
Stock-based compensation			(0.9)			(0.9)		(0.9)
Net subscriptions and other							28.2	28.2
Deconsolidation of investment product							(0.7)	(0.7)
Acquisition							19.0	19.0
Balance at December 31, 2019	497.6	$49.8	$—	$10,408.0	$(376.2)	$10,081.6	$752.8	$10,834.4

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2018	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income (loss)				275.9		275.9	(0.5)	275.4
Other comprehensive loss					(15.0)	(15.0)		(15.0)
Dividends declared on common stock ($0.26 per share)				(133.8)		(133.8)		(133.8)
Repurchase of common stock	(10.7)	(1.1)	(30.8)	(295.0)		(326.9)		(326.9)
Issuance of common stock	3.1	0.3	33.6			33.9		33.9
Stock-based compensation			(2.8)			(2.8)		(2.8)
Net subscriptions and other							23.1	23.1
Balance at December 31, 2018	511.5	$51.1	$—	$10,087.9	$(393.6)	$9,745.4	$331.3	$10,076.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended December 31,
(in millions)	2019	2018
Net Income	$348.1	$260.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	20.3	21.7
Depreciation and other amortization	26.8	20.3
Stock-based compensation	28.0	31.2
Losses (income) from investments in equity method investees	(39.1)	37.6
Net losses on investments of consolidated investment products	8.3	49.0
Net purchase of investments by consolidated investment products	(268.5)	(150.9)
Deferred income taxes	13.7	11.5
Other	(5.0)	8.7
Changes in operating assets and liabilities:
Decrease in receivables and other assets	0.3	43.1
Decrease in receivables of consolidated investment products	13.9	19.5
Decrease (increase) in investments, net	(25.7)	105.8
Increase in operating lease right-of-use assets	(0.8)	—
Decrease in accrued compensation and benefits	(151.8)	(186.0)
Increase (decrease) in commissions payable	1.8	(38.5)
Increase in income taxes payable	61.8	37.1
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(27.9)	15.4
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	24.8	(30.7)
Increase in operating lease liabilities	2.7	—
Net cash provided by operating activities	31.7	254.8
Purchase of investments	(87.9)	(115.7)
Liquidation of investments	87.6	73.2
Additions of property and equipment, net	(25.7)	(25.7)
Acquisition, net of cash acquired	(1.0)	—
Net deconsolidation of investment products	(2.6)	(30.9)
Net cash used in investing activities	(29.6)	(99.1)
Dividends paid on common stock	(130.6)	(122.3)
Repurchase of common stock	(121.4)	(321.4)
Proceeds from loan	0.2	1.7
Payments on loan	(0.2)	—
Proceeds from debt of consolidated investment products	49.4	—
Noncontrolling interests	193.3	45.9
Net cash used in financing activities	(9.3)	(396.1)
Effect of exchange rate changes on cash and cash equivalents	25.9	(11.3)
Increase (decrease) in cash and cash equivalents	18.7	(251.7)
Cash and cash equivalents, beginning of period	5,957.6	6,910.6
Cash and Cash Equivalents, End of Period	$5,976.3	$6,658.9

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$20.6	$35.8
Cash paid for interest	0.6	6.0
Cash paid for interest by consolidated investment products	0.5	0.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2019 (“fiscal year 2019”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2019.
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2019, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) for leases. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance also requires an evaluation at the inception of a contract to determine whether the contract is or contains a lease. The Company adopted the new guidance using the modified retrospective approach and recognized right-of-use assets of $274.5 million and lease liabilities of $315.2 million, substantially all of which relate to real estate leases. The right-of-use assets recognized as of October 1, 2019 were net of $40.7 million of deferred rent previously included in other liabilities on the consolidated balance sheet. See Note 9 – Leases for additional disclosures.
Accounting Guidance Not Yet Adopted
There were no other significant updates to the new accounting guidance that the Company has not yet adopted as disclosed in its Form 10-K for fiscal year 2019.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2019	2018
Net income attributable to Franklin Resources, Inc.	$350.5	$275.9
Less: allocation of earnings to participating nonvested stock and stock unit awards	4.2	2.5
Net Income Available to Common Stockholders	$346.3	$273.4

Weighted-average shares outstanding – basic	494.7	510.3
Dilutive effect of nonparticipating nonvested stock unit awards	0.6	0.5
Weighted-Average Shares Outstanding – Diluted	495.3	510.8

Earnings per Share
Basic	$0.70	$0.54
Diluted	0.70	0.54

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.8 million and 0.3 million for the three months ended December 31, 2019 and 2018.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended December 31, 2019
Investment management fees	$573.1	$252.5	$75.0	$56.7	$22.4	$—	$979.7
Sales and distribution fees	237.4	98.8	14.4	0.5	0.4	—	351.5
Shareholder servicing fees	40.3	6.9	0.1	2.7	—	—	50.0
Other	6.1	0.3	—	0.1	1.5	23.5	31.5
Total	$856.9	$358.5	$89.5	$60.0	$24.3	$23.5	$1,412.7

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended December 31, 2018
Investment management fees	$533.1	$267.7	$85.6	$61.4	$24.0	$—	$971.8
Sales and distribution fees	233.0	104.3	16.6	0.5	0.4	—	354.8
Shareholder servicing fees	44.9	7.7	—	2.5	—	—	55.1
Other	3.0	0.3	—	0.1	0.3	26.1	29.8
Total	$814.0	$380.0	$102.2	$64.5	$24.7	$26.1	$1,411.5
__________________

[1]	Consists of interest and dividend income from consolidated investment products.
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
Investments consisted of the following:

(in millions)	December 31, 2019	September 30, 2019
Equity securities, at fair value
Sponsored funds	$874.7	$466.4
Other equity securities	61.7	63.6
Total equity securities, at fair value	936.4	530.0
Debt securities
Trading	47.5	44.2
Available-for-sale	2.0	4.0
Total debt securities	49.5	48.2
Investments in equity method investees	970.7	933.4
Other investments	47.1	44.2
Total	$2,003.7	$1,555.8

During the three months ended December 31, 2019, the Company entered into a swap agreement with a notional value of $60.0 million to hedge against changes in the value of an investment in a sponsored fund. The swap is measured at fair value with changes in the fair value recognized in earnings. The Company recognized an immaterial loss on the swap during the three months ended December 31, 2019.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2019
Assets
Equity securities, at fair value
Sponsored funds	$794.9	$10.6	$—	$69.2	$874.7
Other equity securities	24.2	0.5	10.9	26.1	61.7
Debt securities
Trading	—	29.6	17.9	—	47.5
Available-for-sale	—	2.0	—	—	2.0
Life settlement contracts	—	—	11.4	—	11.4
Total Assets Measured at Fair Value	$819.1	$42.7	$40.2	$95.3	$997.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Equity securities, at fair value
Sponsored funds	$397.0	$—	$—	$69.4	$466.4
Other equity securities	22.6	3.2	0.8	37.0	63.6
Debt securities
Trading	—	24.4	19.8	—	44.2
Available-for-sale	—	4.0	—	—	4.0
Life settlement contracts	—	—	11.5	—	11.5
Total Assets Measured at Fair Value	$419.6	$31.6	$32.1	$106.4	$589.7

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
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity, infrastructure and real estate funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $46.4 million with an expected weighted-average life of 1.1 years at December 31, 2019, and $46.9 million with a weighted-average life of 1.3 years at September 30, 2019. The liquidation period for an investment in a private debt fund of $47.3 million and $48.6 million at December 31, 2019 and September 30, 2019 is unknown. The Company’s unfunded commitments to the funds totaled $4.8 million and $4.7 million at December 31, 2019 and September 30, 2019.

Changes in the Level 3 assets and liability were as follows:

	2019	2018
(in millions)	Investments	Investments	Contingent Consideration Liability
for the three months ended December 31,
Balance at beginning of period	$32.1	$32.6	$(38.7)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	(0.3)	2.8	—
Included in general, administrative and other expense	—	—	(1.3)
Purchases	12.6	—	—
Sales	(1.5)	(4.3)	—
Settlements	(2.7)	—	—
Transfers out of Level 3	—	(2.1)	—
Balance at End of Period	$40.2	$29.0	$(40.0)
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$(0.3)	$2.8	$(1.3)

There were no transfers into Level 3 during the three months ended December 31, 2019 and 2018.
Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities, at fair value	$10.9	Market pricing	Private sale pricing	$1,000 per share

Debt securities, trading	17.9	Discounted cash flow	Discount rate	1.5%–15.5% (6.8%)
			Risk premium	2.0%–6.1% (3.8%)

Life settlement contracts	11.4	Discounted cash flow	Life expectancy	19–105 months (55)
			Discount rate	10.0%–20.0% (13.4%)

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Debt securities, trading	$19.8	Discounted cash flow	Discount rate	2.7%–13.3% (6.7%)
			Risk premium	2.0%–6.1% (4.2%)

Life settlement contracts	11.5	Discounted cash flow	Life expectancy	19–107 months (57)
			Discount rate	8.0%–20.0% (13.2%)

__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market pricing valuation were independently higher (lower) as of December 31, 2019, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of December 31, 2019, the resulting fair value of the assets would be lower (higher).

Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2019		September 30, 2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$5,817.3	$5,817.3	$5,803.4	$5,803.4
Other investments
Time deposits	2	16.8	16.8	15.4	15.4
Equity securities	3	18.9	20.7	17.3	19.2

Financial Liability
Debt	2	$697.0	$720.2	$696.9	$718.7

Note 7 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures, substantially all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 56 and 60 CIPs as of December 31, 2019 and September 30, 2019.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2019	September 30, 2019
Assets
Cash and cash equivalents	$159.0	$154.2
Receivables	76.6	99.0
Investments, at fair value	2,041.2	2,303.9
Total Assets	$2,276.8	$2,557.1

Liabilities
Accounts payable and accrued expenses	$59.0	$81.5
Debt	99.4	50.8
Total liabilities	158.4	132.3
Redeemable Noncontrolling Interests	790.4	746.7
Stockholders’ Equity
Franklin Resources, Inc.’s interests	760.0	1,129.6
Nonredeemable noncontrolling interests	568.0	548.5
Total stockholders’ equity	1,328.0	1,678.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,276.8	$2,557.1

The CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2019 and 2018.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Investment products are typically consolidated when the Company makes an initial investment in a newly launched investment entity. They are typically deconsolidated when the Company no longer has a controlling financial interest due to redemptions of its investment or increases in third-party investments. The Company’s investments in these products subsequent to deconsolidation are accounted for as either equity method investments or equity securities measured at fair value depending on the structure of the product and the Company’s role and level of ownership.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2019
Assets
Investments
Equity securities	$237.8	$145.1	$329.4	$194.3	$906.6
Debt securities	0.1	817.2	83.4	—	900.7
Real estate	—	—	219.9	—	219.9
Loans	—	—	14.0	—	14.0
Total Assets Measured at Fair Value	$237.9	$962.3	$646.7	$194.3	$2,041.2

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Investments
Equity securities	$195.1	$223.9	$296.4	$204.1	$919.5
Debt securities	0.1	1,083.6	131.4	—	1,215.1
Real estate	—	—	152.7	—	152.7
Loans	—	—	16.6	—	16.6
Total Assets Measured at Fair Value	$195.2	$1,307.5	$597.1	$204.1	$2,303.9

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
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.3 years and 4.4 years at December 31, 2019 and September 30, 2019. The CIPs’ unfunded commitments to these funds totaled $173.5 million and $168.7 million, of which the Company was contractually obligated to fund $20.6 million based on its ownership percentage in the CIPs, at December 31, 2019 and September 30, 2019.
Changes in Level 3 assets were as follows:

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2019
Balance at October 1, 2019	$296.4	$131.4	$152.7	$16.6	$597.1
Realized and unrealized gains (losses) included in investment and other income (losses), net	1.0	(8.0)	(2.7)	(0.1)	(9.8)
Purchases	32.0	0.7	64.3	—	97.0
Sales and settlements	(1.2)	(0.4)	—	(2.5)	(4.1)
Deconsolidation	—	(40.7)	—	—	(40.7)
Foreign exchange revaluation	1.2	0.4	5.6	—	7.2
Balance at December 31, 2019	$329.4	$83.4	$219.9	$14.0	$646.7
Change in unrealized gains (losses) included in net income relating to assets held at December 31, 2019	$1.0	$(8.0)	$(2.7)	$0.3	$(9.4)

(in millions)	Equity Securities	Debt Securities	Loans	Total Level 3 Assets
for the three months ended December 31, 2018
Balance at October 1, 2018	$199.7	$118.0	$32.3	$350.0
Realized and unrealized gains (losses) included in investment and other income (losses), net	11.4	(7.2)	(1.0)	3.2
Purchases	9.7	—	8.2	17.9
Sales and settlements	(1.1)	(6.0)	(0.3)	(7.4)
Transfers into Level 3	0.1	—	—	0.1
Transfers out of Level 3	(25.4)	(3.6)	—	(29.0)
Foreign exchange revaluation	(0.8)	(0.3)	—	(1.1)
Balance at December 31, 2018	$193.6	$100.9	$39.2	$333.7
Change in unrealized gains (losses) included in net income relating to assets held at December 31, 2018	$11.7	$(1.4)	$—	$10.3

There were no transfers into or out of Level 3 during the three months ended December 31, 2019.
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities	$148.6	Discounted cash flow	Discount rate	4.7%–15.4% (10.8%)
			Discount for lack of marketability	17.0%
	98.5	Market comparable companies	Enterprise value/ EBITDA multiple	4.5–11.8 (8.1)
			Discount for lack of marketability	15.0%–30.0% (23.1%)
			Risk premium	18.9%
			Enterprise value/ Revenue multiple	3.7
	82.3	Market pricing	Private sale pricing	$0.24–$87.73 ($24.81) per share

Debt securities	74.9	Discounted cash flow	Discount rate	4.7%–17.4% (12.1%)
			Discount for lack of marketability	17.0%–24.7% (22.9%)
	8.5	Market comparable companies	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	22.8

Real estate	134.0	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)
	85.9	Discounted cash flow	Discount rate	5.3%–5.4% (5.3%)

Loans	14.0	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (12.1%)

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities	$97.2	Discounted cash flow	Discount rate	4.8%–16.3% (10.3%)
			Discount for lack of marketability	17.0%
	176.9	Market comparable companies	Enterprise value/ EBITDA multiple	4.5–11.8 (8.1)
			Discount for lack of marketability	15.0%–30.0% (23.1%)
			Risk premium	18.9%
			Enterprise value/ Revenue multiple	3.7
	22.3	Market pricing	Private sale pricing	$0.25–$20.13 ($2.06) per share

Debt securities	115.5	Discounted cash flow	Discount rate	4.8%–17.4% (9.7%)
			Discount for lack of marketability	17.0%–24.7% (22.9%)
	15.9	Market comparable companies	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	21.9

Real estate	68.0	Yield capitalization	Equivalent yield	4.3%–6.1% (5.4%)
	84.7	Discounted cash flow	Discount rate	6.4%–7.4% (7.1%)

Loans	16.6	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (12.0%)

__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of December 31, 2019, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of December 31, 2019, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2019		September 30, 2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$159.0	$159.0	$154.2	$154.2
Financial Liability
Debt	3	$99.4	$101.2	$50.8	$51.0

Debt
Debt of CIPs totaled $99.4 million and $50.8 million at December 31, 2019 and September 30, 2019. The debt had fixed and floating interest rates ranging from 1.28% to 7.69% with a weighted-average effective interest rate of 3.94% at December 31, 2019, and from 2.08% to 7.94% with a weighted-average effective interest rate of 5.09% at September 30, 2019.
The contractual maturities for debt of CIPs at December 31, 2019 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020 (remainder of year)	$23.3
2021	7.5
2022	—
2023	—
2024	30.1
Thereafter	38.5
Total	$99.4

Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the three months ended December 31,	2019	2018
Balance at beginning of period	$746.7	$1,043.6
Net income (loss)	9.0	(15.4)
Net subscriptions and other	165.1	22.8
Net deconsolidations	(130.4)	(118.7)
Balance at End of Period	$790.4	$932.3

Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management and other fee receivables as follows:

(in millions)	December 31, 2019	September 30, 2019
Investments	$467.4	$458.1
Receivables	159.2	149.5
Total	$626.6	$607.6

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the three months ended December 31, 2019 or fiscal year 2019.

Note 9 – Leases
Lessee Arrangements
Substantially all of the Company’s leases are operating leases relating to real estate. The leases had a weighted-average remaining lease term of 8.8 years as of December 31, 2019, and generally include one or more options to renew.
At the inception of a contract, the Company determines whether it is or contains a lease, which includes consideration of whether there are identified assets in the contract and if the Company has control over such assets. Right-of-use (“ROU”) assets and lease liabilities are recognized for all arrangements that qualify as a lease, except for those with original lease terms of 12 months or less.
ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments using an incremental borrowing rate estimated on a collateralized basis with similar terms for the specific interest rate environment. Leases with fixed payments are expensed on a straight-line basis over the lease term. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred. The lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised.
Lease and nonlease payment components are accounted for separately. The Company elected to use hindsight in determining the lease term and evaluating impairment of ROU assets upon adoption of new lease accounting guidance on October 1, 2019. ROU assets are tested for impairment when there is an indication that the carrying value of an asset may not be recoverable.
Lease expense was as follows:

(in millions)	Amount
for the three months ended December 31, 2019
Operating lease cost[1]	$13.8
Finance lease cost	0.3
Variable lease cost[2]	0.3
Total lease expense	$14.4
__________________

[1]	Substantially all is included in occupancy expense.

[2]	Consists of operating lease payments.

Supplemental cash flow information related to leases was as follows:

(in millions)	Amount
for the three months ended December 31, 2019
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$13.2
ROU assets obtained in exchange for new operating lease liabilities	8.2

The weighted-average discount rate for the operating lease liabilities as of December 31, 2019 was 2.8%. The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2020 (remainder of year)	$39.1
2021	46.8
2022	42.2
2023	41.8
2024	39.2
Thereafter	151.9
Total lease payments	361.0
Less: interest	(43.1)
Operating lease liabilities	$317.9

As of September 30, 2019, future minimum lease payments under long-term non-cancelable operating leases were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$49.5
2021	45.3
2022	40.9
2023	39.1
2024	36.7
Thereafter	149.1
Total Minimum Lease Payments	$360.6

Lessor Arrangements
The Company leases excess owned space in its San Mateo, California corporate headquarters and various other office buildings primarily in the U.S. to third parties. The leases had a weighted-average remaining lease term of 7.8 years as of December 31, 2019, and generally include one or more options to renew.

The maturities of lease payments due to the Company as of December 31, 2019 were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2020 (remainder of year)	$20.8
2021	28.6
2022	25.4
2023	26.0
2024	27.0
Thereafter	93.9
Total	$221.7

Note 10 – Commitments and Contingencies
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2019 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At December 31, 2019, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2019.

Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2019
Nonvested balance at October 1, 2019	3,778	1,854	5,632	$34.06
Granted	4,458	118	4,576	27.91
Vested	(381)	(374)	(755)	35.51
Forfeited/canceled	(102)	(524)	(626)	34.48
Nonvested Balance at December 31, 2019	7,753	1,074	8,827	$30.72

Total unrecognized compensation expense related to nonvested stock and stock unit awards was $218.0 million at December 31, 2019. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.
Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,
(in millions)	2019	2018
Investment and Other Income (Losses), Net
Dividend income	$18.6	$25.6
Interest income	5.4	9.0
Gains (losses) on investments, net	7.8	(15.8)
Income (losses) from investments in equity method investees	39.1	(37.6)
Losses on investments of CIPs, net	(8.3)	(49.0)
Rental income	7.5	4.9
Foreign currency exchange (losses) gains, net	(8.5)	4.7
Other, net	(2.0)	(0.9)
Total	59.6	(59.1)
Interest Expense	(6.7)	(6.4)
Other Income (Expenses), Net	$52.9	$(65.5)

Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Interest income was primarily generated by cash equivalents and time deposits. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Proceeds from the sale of available-for-sale securities were $1.0 million for the three months ended December 31, 2019. There were no sales of available-for-sale securities in fiscal year 2019.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at December 31, 2019 and 2018 were $5.9 million and $(12.1) million. Net gains (losses) recognized on investment securities of CIPs that were held at December 31, 2019 and 2018 were $14.8 million and $(31.2) million.

Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Losses on Investments	Total
for the three months ended December 31, 2019
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	58.1	(0.9)	(1.9)	55.3
Reclassifications to net investment and other income (losses), net of tax	(0.1)	—	0.2	0.1
Total other comprehensive income (loss)	58.0	(0.9)	(1.7)	55.4
Balance at December 31, 2019	$(367.4)	$(7.1)	$(1.7)	$(376.2)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the three months ended December 31, 2018
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(14.4)	(0.4)	—	(14.8)
Reclassifications to net investment and other income (losses), net of tax	(0.2)	—	—	(0.2)
Total other comprehensive loss	(14.6)	(0.4)	—	(15.0)
Balance at December 31, 2018	$(387.5)	$(4.6)	$(1.5)	$(393.6)

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

The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2019 (“fiscal year 2019”) filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services in jurisdictions worldwide for investors in our investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. We offer a broad product mix of equity, multi-asset/balanced, fixed income and cash management investment objectives and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During our first fiscal quarter, the global equity markets provided strong positive returns as global trade tensions eased, central banks continued their accommodative monetary policies and economic data remained stable. The S&P 500 Index and MSCI World Index increased 9.1% and 8.7% for the quarter. The global bond markets remained positive as the Bloomberg Barclays Global Aggregate Index increased 0.5% during the quarter.
Our total AUM at December 31, 2019 was $698.3 billion, 1% higher than at September 30, 2019 and 7% higher than at December 31, 2018. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2019 increased 2% from the same period in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2019	2018
Operating revenues	$1,412.7	$1,411.5	0%
Operating income	392.7	411.5	(5%)
Net income attributable to Franklin Resources, Inc.	350.5	275.9	27%
Diluted earnings per share	$0.70	$0.54	30%
Operating margin[1]	27.8%	29.2%
__________________

[1]	Defined as operating income divided by total operating revenues.
Operating income decreased $18.8 million for the three months ended December 31, 2019, as compared to the same period in the prior fiscal year, due to a 2% increase in operating expenses. Net income attributable to Franklin Resources, Inc. increased $74.6 million for the three months ended December 31, 2019 primarily due to investment and other income, net, as compared to net losses in the prior year, less the portion attributable to noncontrolling interests, partially offset by the decrease in operating income.

Diluted earnings per share increased for the three months ended December 31, 2019, consistent with the increase in net income and the impact of a 3% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2019.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	December 31, 2019	December 31, 2018	Percent Change
Equity
Global/international	$163.5	$166.0	(2%)
United States	117.0	97.1	20%
Total equity	280.5	263.1	7%
Multi-Asset/Balanced	136.5	124.8	9%
Fixed Income
Tax-free	66.7	62.0	8%
Taxable
Global/international	136.7	147.7	(7%)
United States	67.5	42.2	60%
Total fixed income	270.9	251.9	8%
Cash Management	10.4	10.1	3%
Total	$698.3	$649.9	7%
AUM at December 31, 2019 increased 7% from December 31, 2018 as a $58.8 billion increase from net market change, distributions and other and $26.4 billion from an acquisition were partially offset by $36.8 billion of net outflows.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2019	2018		2019	2018
Equity
Global/international	$160.4	$179.4	(11%)	23%	26%
United States	114.0	106.4	7%	17%	16%
Total equity	274.4	285.8	(4%)	40%	42%
Multi-Asset/Balanced	135.1	132.1	2%	19%	19%
Fixed Income
Tax-free	66.4	62.7	6%	10%	9%
Taxable
Global/international	140.9	149.7	(6%)	20%	22%
United States	67.1	43.4	55%	10%	7%
Total fixed income	274.4	255.8	7%	40%	38%
Cash Management	9.9	9.5	4%	1%	1%
Total	$693.8	$683.2	2%	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended December 31,		Percent Change
	2019	2018
Beginning AUM	$692.6	$717.1	(3%)
Long-term sales	22.7	21.7	5%
Long-term redemptions	(45.7)	(42.4)	8%
Long-term net exchanges	(0.1)	(0.5)	(80%)
Long-term reinvested distributions	10.8	13.9	(22%)
Net flows	(12.3)	(7.3)	68%
Net market change, distributions and other	18.0	(59.9)	NM
Ending AUM	$698.3	$649.9	7%
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended December 31, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2019	$158.4	$112.1	$134.3	$66.3	$144.6	$67.4	$9.5	$692.6
Long-term sales	3.8	4.4	3.5	2.0	6.6	2.4	—	22.7
Long-term redemptions	(10.7)	(7.6)	(6.2)	(1.9)	(16.2)	(3.1)	—	(45.7)
Long-term net exchanges	(0.2)	0.1	0.1	0.1	(0.7)	0.5	—	(0.1)
Long-term reinvested distributions	2.4	4.8	1.9	0.4	1.0	0.3	—	10.8
Net flows	(4.7)	1.7	(0.7)	0.6	(9.3)	0.1	—	(12.3)
Net market change, distributions and other	9.8	3.2	2.9	(0.2)	1.4	—	0.9	18.0
AUM at December 31, 2019	$163.5	$117.0	$136.5	$66.7	$136.7	$67.5	$10.4	$698.3

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended December 31, 2018	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	4.3	4.0	2.8	1.6	7.4	1.6	—	21.7
Long-term redemptions	(9.7)	(6.3)	(6.8)	(3.9)	(12.1)	(3.6)	—	(42.4)
Long-term net exchanges	(0.4)	0.1	(0.2)	(0.2)	0.2	—	—	(0.5)
Long-term reinvested distributions	4.4	5.0	1.9	0.5	1.8	0.3	—	13.9
Net flows	(1.4)	2.8	(2.3)	(2.0)	(2.7)	(1.7)	—	(7.3)
Net market change, distributions and other	(27.0)	(20.9)	(11.8)	0.1	(0.2)	(0.9)	0.8	(59.9)
AUM at December 31, 2018	$166.0	$97.1	$124.8	$62.0	$147.7	$42.2	$10.1	$649.9
AUM increased $5.7 billion during the three months ended December 31, 2019 due to $18.0 billion of net market change, distributions and other, partially offset by $12.3 billion of net outflows. Net market change, distributions and other primarily consists of $27.4 billion of market appreciation and a $2.2 billion increase from foreign exchange revaluation, partially offset by $12.5 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, primarily in the equity and multi-asset/balanced investment objectives, and reflected positive returns in global equity markets as evidenced by increases of 9.1% and 8.7% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 14% of total AUM as of December 31, 2019, and was primarily due to weakening of the U.S. dollar against the Pound Sterling, Euro, Canadian dollar and Australian dollar. The net outflows included outflows of $6.0 billion from four global/international fixed income funds, $1.3 billion from a U.S. equity fund and $0.8 billion from an institutional separate account. Long-term sales increased 5% to $22.7 billion, as compared to the prior-year period, due to higher sales in all investment objectives other than global/international objectives, and long-term redemptions increased 8% to $45.7 billion, primarily due to higher redemptions of global/international fixed income products.
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
Average AUM by sales region was as follows:

	Three Months Ended December 31,		Percent Change
(in billions)	2019	2018
United States	$478.1	$458.6	4%
International
Europe, Middle East and Africa	89.3	93.3	(4%)
Asia-Pacific	89.3	88.5	1%
Canada	23.6	27.9	(15%)
Latin America[1]	13.5	14.9	(9%)
Total international	215.7	224.6	(4%)
Total	$693.8	$683.2	2%
__________________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 69% and 67% for the three months ended December 31, 2019 and 2018.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with at least 75% of AUM exceeding the benchmark and peer group median comparisons for the ten-year period, however, lower performance of these products during the three months ended December 31, 2019 resulted in significant decreases from September 30, 2019 to the comparisons for the three-year period. The performance of our multi-asset/balanced products significantly exceeded the peer group median for the ten-year period, but has lagged in the other period comparisons and against the benchmarks during the periods presented, reflecting the performance of a fund that represents 69% of this category. Lower relative investment performance by this fund during the three months ended December 31, 2019 resulted in a significant decrease from September 30, 2019 to the peer group median comparison for the one-year period. The performance of our tax-free and U.S. taxable fixed income, as well as of our global/international equity products, has mostly lagged the benchmarks and peer group medians during the periods presented. Improved performance of our U.S. taxable fixed income products during the three months ended December 31, 2019 resulted in significant increases from September 30, 2019 to the benchmark and peer group median comparisons for the one-year period.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison[1,2]				Peer Group Comparison[1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of December 31, 2019	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	29%	23%	20%	25%	41%	26%	24%	31%
United States	33%	32%	31%	17%	61%	43%	56%	62%
Total equity	31%	27%	25%	21%	50%	34%	39%	45%
Multi-Asset/Balanced	7%	9%	8%	1%	12%	14%	17%	76%
Fixed Income
Tax-free	40%	35%	36%	43%	46%	39%	43%	50%
Taxable
Global/international	12%	11%	14%	75%	11%	25%	46%	80%
United States	53%	16%	12%	54%	39%	18%	10%	6%
Total fixed income	27%	18%	20%	60%	26%	28%	38%	57%
__________________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 85% and 86% of our total AUM as of December 31, 2019.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity and debt funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of January 15, 2020 and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2019	2018
Investment management fees	$979.7	$971.8	1%
Sales and distribution fees	351.5	354.8	(1%)
Shareholder servicing fees	50.0	55.1	(9%)
Other	31.5	29.8	6%
Total Operating Revenues	$1,412.7	$1,411.5	0%

Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $7.9 million for the three months ended December 31, 2019 primarily due to higher performance fees and a 2% increase in average AUM, partially offset by a lower effective investment management fee rate. The increase in average AUM occurred primarily in the U.S. taxable fixed income investment objective, as well as all other objectives other than the global/international objectives which decreased. The increase occurred primarily in the U.S. sales region, and was partially offset by declines in all international sales regions except Asia-Pacific.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 55.2 basis points for the three months ended December 31, 2019, from 56.2 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to lower weighting of AUM in the global/international investment objectives, which generally have higher fee rates, partially offset by higher rates and mix of AUM in the U.S. taxable fixed income investment objective.
Performance-based investment management fees were $17.4 million and $4.1 million for the three months ended December 31, 2019 and 2018, with the increase primarily due to performance fees earned from a private debt fund and separate accounts.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2019	2018
Asset-based fees	$287.8	$302.4	(5%)
Sales-based fees	59.8	49.6	21%
Contingent sales charges	3.9	2.8	39%
Sales and Distribution Fees	$351.5	$354.8	(1%)
Asset-based distribution fees decreased $14.6 million for the three months ended December 31, 2019 primarily due to decreases of $8.7 million from a lower mix of U.S. Class C assets which have higher fee rates than other share classes and $4.1 million in non-U.S. product fees primarily due to a 4% decrease in the related average AUM.

Sales-based fees increased $10.2 million for the three months ended December 31, 2019 primarily due to $12.4 million from an 18% increase in total commissionable sales, partially offset by a $2.1 million decrease mainly from a higher mix of U.S. product fixed income sales, which typically generate lower sales fees than equity products. Commissionable sales represented 8% and 7% of total sales for the three months ended December 31, 2019 and 2018.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and they vary with the mix of redemptions of these shares.
Shareholder Servicing Fees
Substantially all shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. These fees are primarily determined based on a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain funds are based only on AUM. Shareholder servicing fees also include fund reimbursements of expenses incurred while providing transfer agency services.
Shareholder servicing fees decreased $5.1 million for the three months ended December 31, 2019 primarily due to lower levels of transactions and fund expense reimbursement revenue.
Other
Other revenue increased $1.7 million for the three months ended December 31, 2019 primarily due to higher miscellaneous fee revenues, largely offset by lower interest and dividend income from consolidated investment products (“CIPs”).
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2019	2018
Sales, distribution and marketing	$443.9	$444.5	0%
Compensation and benefits	389.4	355.0	10%
Information systems and technology	62.5	60.9	3%
Occupancy	34.5	31.2	11%
General, administrative and other	89.7	108.4	(17%)
Total Operating Expenses	$1,020.0	$1,000.0	2%
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2019	2018
Asset-based expenses	$360.8	$370.3	(3%)
Sales-based expenses	62.8	52.5	20%
Amortization of deferred sales commissions	20.3	21.7	(6%)
Sales, Distribution and Marketing	$443.9	$444.5	0%

Asset-based expenses decreased $9.5 million for the three months ended December 31, 2019 primarily due to $8.4 million from a 2% decrease in the related average AUM and $5.6 million from a lower mix of U.S. Class C assets which have higher expense rates than other share classes, partially offset by a $2.0 million increase in placement fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $10.3 million for the three months ended December 31, 2019 primarily due to a $12.1 million increase from an 18% increase in total commissionable sales, partially offset by a $1.1 million decrease mainly from a higher mix of U.S. product fixed income sales which typically generate lower sales commissions than equity products.
Amortization of deferred sales commissions decreased $1.4 million for the three months ended December 31, 2019, as lower expense related to non-U.S. shares sold without a front-end sales charge was largely offset by higher expense resulting from increased sales of U.S. shares.
Compensation and Benefits
Compensation and benefit expenses increased $34.4 million for the three months ended December 31, 2019 due to increases of $22.1 million in salaries, wages and benefits, and $12.3 million in variable compensation.
Salaries, wages and benefits increased primarily due to increases of $16.6 million from acquisition-related retention compensation, $5.7 million for annual salary increases that were effective December 1, 2019 and 2018, and $5.4 million in termination benefits, partially offset by a $6.5 million decrease from lower average staffing levels. Variable compensation increased primarily due to a $16.1 million increase for acquired firms’ performance bonus plans, partially offset by decreases of $4.2 million in bonus expense due to lower expectations of our annual performance and $3.1 million in stock and stock unit award amortization.
We expect to incur additional acquisition-related retention expenses of approximately $60 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $70 million in the fiscal year ending September 30, 2021 and gradually decreasing by approximately $10 million per year in the following three fiscal years. We also expect to incur additional termination benefit expenses of approximately $11 million during the remainder of the fiscal year primarily related to moving certain positions to lower cost jurisdictions and outsourcing our fund administration services.
Variable compensation as a percentage of compensation and benefits was 32% for the three months ended December 31, 2019 and 2018. At December 31, 2019, our global workforce had decreased to approximately 9,600 employees from approximately 9,800 at December 31, 2018.
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
Information Systems and Technology
Information systems and technology expenses increased $1.6 million for the three months ended December 31, 2019 primarily due to higher software costs, partially offset by lower technology consulting costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended December 31,
(in millions)	2019	2018
Net carrying value at beginning of period	$112.0	$106.2
Additions, net of disposals	7.6	9.5
Amortization	(11.5)	(11.8)
Net Carrying Value at End of Period	$108.1	$103.9

Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $3.3 million for the three months ended December 31, 2019 primarily due to higher depreciation and other expenses related to our new buildings in San Mateo, California and Poznan, Poland which we occupied beginning in the second half of fiscal year 2019.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, travel and entertainment, advertising and promotion, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $18.7 million for the three months ended December 31, 2019 primarily due to a prior-year $13.9 million litigation settlement. Professional fees decreased $4.3 million and intangible asset amortization increased $4.1 million, both primarily related to the prior-year acquisition of Benefit Street Partners L.L.C. (“BSP”).
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2019	2018
Investment and other income (losses), net	$59.6	$(59.1)	NM
Interest expense	(6.7)	(6.4)	5%
Other Income (Expenses), Net	$52.9	$(65.5)	NM
Investment and other income (losses), net consists primarily of dividend and interest income, income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, rental income and foreign currency exchange gains (losses).
Other income (expenses), net increased $118.4 million for the three months ended December 31, 2019 primarily due to the impact of increased market valuations on investment income, partially offset by foreign exchange losses. Equity method investees generated income of $39.1 million as compared to losses of $37.6 million in the prior year primarily due to investments held by a global equity fund. Net losses on investments of CIPs decreased $40.7 million primarily from holdings of a U.S. fixed income fund and various multi-asset/balanced and global/international funds. Investments held by the Company generated $7.8 million of net gains as compared to net losses of $15.8 million in the prior year primarily from various nonconsolidated funds and other equity and debt securities. Weakening of the U.S. dollar against the Euro resulted in $8.5 million of foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held in Europe, as compared to net gains of $4.7 million in the prior year.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at December 31, 2019, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other[2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$5,817.3	$—	$—	$—	$5,817.3
Investments
Equity
Global/international	9.4	106.7	656.5	162.5	935.1
United States	9.6	2.9	15.2	48.6	76.3
Total equity	19.0	109.6	671.7	211.1	1,011.4
Multi-Asset/Balanced	5.4	15.9	43.4	100.5	165.2
Fixed Income
Tax-free	—	—	—	11.1	11.1
Taxable
Global/international	43.8	197.8	116.2	211.5	569.3
United States	28.4	613.1	139.4	212.9	993.8
Total fixed income	72.2	810.9	255.6	435.5	1,574.2
Total investments	96.6	936.4	970.7	747.1	2,750.8
Total Cash and Cash Equivalents and Investments	$5,913.9	$936.4	$970.7	$747.1	$8,568.1

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2019 for information on investment accounting classifications.

[2]
Other consists of $49.5 million of debt securities and $11.4 million of investments in life settlement contracts, both of which are measured at fair value, and $35.7 million of investments carried at adjusted cost.

TAXES ON INCOME
Our effective income tax rate was 21.9% and 24.9% for the three months ended December 31, 2019 and 2018. The rate decrease was primarily due to a statutory rate reduction enacted in India in December 2019, which also resulted in a tax benefit from the revaluation of net deferred tax liabilities, and a higher forecasted mix of earnings in lower tax jurisdictions compared to the prior year.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in such jurisdictions may affect our effective income tax rate and net income.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2019	2018
Operating cash flows	$31.7	$254.8
Investing cash flows	(29.6)	(99.1)
Financing cash flows	(9.3)	(396.1)

Net cash provided by operating activities decreased during the three months ended December 31, 2019 primarily due to net purchases of our investments as compared to net liquidations in the prior year, and higher net purchases of investments by CIPs. Net cash used in investing activities decreased primarily due to lower net purchases of our investments and lower net deconsolidation of CIPs. Net cash used in financing activities decreased primarily due to lower repurchases of common stock, higher net subscriptions in CIPs by noncontrolling interests, and proceeds from debt of CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2019	September 30, 2019
Assets
Cash and cash equivalents	$5,817.3	$5,803.4
Receivables	710.9	740.0
Investments	2,082.2	2,029.4
Total Liquid Assets	$8,610.4	$8,572.8

Liability
Debt	$697.0	$696.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2019 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,442.2 million and $3,429.0 million at December 31, 2019 and September 30, 2019, including $271.4 million and $263.3 million that were restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2019, $699.4 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.80% per annum which mature in 2022 and $400.0 million at 2.85% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at December 31, 2019.

At December 31, 2019, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, repurchase shares of our common stock, invest in our products, pay stockholder dividends, income taxes and operating expenses of the business, enhance technology infrastructure and business processes, fund property and equipment purchases, and repay and service debt.
We declare dividends on a quarterly basis. We declared regular dividends of $0.27 and $0.26 per share during the three months ended December 31, 2019 and 2018. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on price, market and business conditions and other factors. We repurchased 4.6 million shares of our common stock at a cost of $123.6 million during the three months ended December 31, 2019, and 10.7 million shares at a cost of $326.9 million in the prior-year period. At December 31, 2019, 42.6 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
We invested $8.9 million and $6.5 million, net of redemptions, into our sponsored products during the three months ended December 31, 2019 and 2018.
On February 1, 2019, we acquired all of the outstanding ownership interests in BSP for a purchase consideration of $720.1 million in cash.
During fiscal year 2019, we completed construction of two new buildings at our corporate headquarters campus in San Mateo, California with a total cost of approximately $130 million and purchased an office building in Poznan, Poland with a total cost of approximately $86 million. The buildings are used in our business operations, and portions of the California campus are leased to third parties.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no legal or contractual obligation to do so, as we have done in the past, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2019 or during fiscal year 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
At December 31, 2019, there were no material changes in our contractual obligations, commitments and federal transition tax liability as reported in our Form 10‑K for fiscal year 2019.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2019.

Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2019, we were the primary beneficiary of 33 investment product VIEs.
Business Combinations
Business combinations are accounted for by recognizing the acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition-date estimated fair values. Any excess of the purchase consideration over the acquisition-date fair values of these identifiable assets and liabilities is recognized as goodwill. Goodwill and indefinite-lived intangible assets are tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the related reporting unit or indefinite-lived intangible asset below its carrying value. Definite-lived intangible assets are tested for impairment quarterly.
Subsequent to our annual impairment tests as of August 1, 2019, we monitored market conditions, including changes in our AUM and weighted-average cost of capital, and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2019, there were no events or circumstances which would indicate that goodwill or indefinite-lived or definite-lived intangible assets might be impaired.
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
As of December 31, 2019, Level 3 assets represented 23% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were no transfers into or out of Level 3 during the three months ended December 31, 2019.
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
Investment management fees, other than performance-based fees, and distribution fees are determined based on a percentage of AUM, primarily on a monthly basis using daily average AUM. Performance-based investment management fees are generated when investment product performance exceeds targets established in customer contracts.
AUM is generally based on the fair value of the underlying securities held by investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. As of December 31, 2019, our total AUM by fair value hierarchy level was 50% Level 1, 45% Level 2 and 5% Level 3.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.

RISK FACTORS
For any capitalized terms used but not defined herein, see “Item 1 – Business – Regulation” included in Part I of our Form 10‑K for the fiscal year ended September 30, 2019.
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
GLOBAL OPERATIONAL RISKS
Our business operations are complex and a failure to perform operational tasks properly or the misrepresentation of our services and products resulting, without limitation, in the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investors globally. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to process and monitor a large number of transactions effectively, which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our employees, as well as others involved in our business, such as third-party vendors, providers and other intermediaries, and subject to potential human errors. Our employees and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products and clients. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to perform and monitor our operations properly, our business could suffer and our revenues and income could be adversely affected.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses, and damage our reputation. We have been, and expect to continue to be, the subject of these types of breaches and/or attacks. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, there can be no assurance that any of these measures will prove effective. The technology systems we use remain vulnerable to unauthorized access, computer viruses, potential human errors and other events and circumstances that have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause damage) or an authorized employee or vendor inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.

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
LEGAL AND REGULATORY RISKS
We are subject to extensive, complex, overlapping and frequently changing rules, regulations, policies, and legal interpretations. There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations, around the world. Political and electoral changes, developments and conflicts have in the past introduced, and may in the future introduce, additional uncertainty. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to financial reporting and other disclosure matters, securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, data protection, privacy, sanctions programs, and escheatment requirements. We may be adversely affected by a failure to comply with applicable laws, regulations and changes in the countries in which we operate. For a more extensive discussion of the laws, regulations and regulators to which we are subject, see “Item 1 – Business – Regulation” included in Part I of our Form 10-K for the fiscal year ended September 30, 2019.
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

•
Derivatives and Other Financial Products. Dodd-Frank, as well as other legislation and regulations, impose restrictions and limitations on us related to our financial services and products, resulting in increased scrutiny and oversight. Under such regulations governing derivative transactions, certain categories of swaps are subject to the exchange of margin, while others are required to be submitted for clearing by a regulated clearing organization. In both cases, swaps must be reported on a swap execution facility. The EU and other countries have implemented, or are in the process of implementing, similar requirements. There is some risk that full mutual recognition may not be achieved between the various regulators, which may cause us to incur duplicate regulation and transaction costs. The SEC has also proposed a rule that would impose restrictions on the use of derivatives by registered funds. In addition, SEC rules have changed the structure and operation for certain types of money market funds, and certain U.S.-registered funds are required to adopt liquidity management programs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2019, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2019.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2019 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10‑K for the fiscal year ended September 30, 2019 filed with the SEC includes a discussion of the risk factors identified by us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10‑K for the fiscal year ended September 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2019.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	1,342,666	$27.37	1,342,666	45,833,153
November 2019	1,007,105	27.75	1,007,105	44,826,048
December 2019	2,241,023	26.28	2,241,023	42,585,025
Total	4,590,794		4,590,794
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

10.1	Registrant’s Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective December 10, 2019) (filed herewith)*

10.2	Registrant’s Named Executive Officer Compensation as of September 30, 2019 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
__________________
*        Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	January 30, 2020	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	January 30, 2020	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer