Form 10-Q
period 2020-03-31
FRANKLIN RESOURCES INC
filed 2020-04-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 23, 2020: 495,306,284.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2020	2019	2020	2019
Operating Revenues
Investment management fees	$908.2	$992.4	$1,887.9	$1,964.2
Sales and distribution fees	341.7	358.5	693.2	713.3
Shareholder servicing fees	54.8	57.1	104.8	112.2
Other	33.6	25.8	65.1	55.6
Total operating revenues	1,338.3	1,433.8	2,751.0	2,845.3
Operating Expenses
Sales, distribution and marketing	423.9	449.4	867.8	893.9
Compensation and benefits	365.7	409.6	755.1	764.6
Information systems and technology	61.8	62.1	124.3	123.0
Occupancy	34.4	31.4	68.9	62.6
General, administrative and other	96.4	101.8	186.1	210.2
Total operating expenses	982.2	1,054.3	2,002.2	2,054.3
Operating Income	356.1	379.5	748.8	791.0
Other Income (Expenses)
Investment and other income (losses), net	(249.0)	118.7	(189.4)	59.6
Interest expense	(4.2)	(5.7)	(10.9)	(12.1)
Other income (expenses), net	(253.2)	113.0	(200.3)	47.5
Income before taxes	102.9	492.5	548.5	838.5
Taxes on income	44.1	110.9	141.6	196.9
Net income	58.8	381.6	406.9	641.6
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(28.5)	21.5	(19.5)	6.1
Nonredeemable noncontrolling interests	8.2	(7.4)	(3.2)	(7.9)
Net Income Attributable to Franklin Resources, Inc.	$79.1	$367.5	$429.6	$643.4

Earnings per Share
Basic	$0.16	$0.72	$0.86	$1.26
Diluted	0.16	0.72	0.86	1.25

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Income	$58.8	$381.6	$406.9	$641.6
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(102.5)	7.9	(44.5)	(6.7)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.7	(0.7)	(0.2)	(1.1)
Net unrealized gains (losses) on investments, net of tax	1.9	(0.1)	0.2	(0.1)
Total other comprehensive income (loss)	(99.9)	7.1	(44.5)	(7.9)
Total comprehensive income (loss)	(41.1)	388.7	362.4	633.7
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(28.5)	21.5	(19.5)	6.1
Nonredeemable noncontrolling interests	8.2	(7.4)	(3.2)	(7.9)
Comprehensive Income (Loss) Attributable to Franklin Resources, Inc.	$(20.8)	$374.6	$385.1	$635.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	March 31, 2020	September 30, 2019
Assets
Cash and cash equivalents	$5,801.4	$5,803.4
Receivables	630.8	740.0
Investments (including $892.7 and $589.7 at fair value at March 31, 2020 and September 30, 2019)	1,818.0	1,555.8
Assets of consolidated investment products
Cash and cash equivalents	234.4	154.2
Receivables	44.4	99.0
Investments, at fair value	1,935.9	2,303.9
Property and equipment, net	709.3	683.7
Goodwill and other intangible assets, net	3,018.6	2,994.5
Operating lease right-of-use assets	265.9	—
Other	207.5	197.7
Total Assets	$14,666.2	$14,532.2

Liabilities
Compensation and benefits	$339.1	$502.4
Accounts payable and accrued expenses	213.3	222.9
Dividends	142.1	137.4
Commissions	227.3	254.0
Income taxes	695.1	824.7
Debt	697.2	696.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	102.2	81.5
Debt	613.8	50.8
Deferred taxes	126.2	120.1
Operating lease liabilities	308.9	—
Other	238.4	270.6
Total liabilities	3,703.6	3,161.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	209.1	746.7
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 495,284,908 and 499,303,269 shares issued and outstanding at March 31, 2020 and September 30, 2019	49.5	49.9
Retained earnings	10,330.0	10,288.2
Accumulated other comprehensive loss	(476.1)	(431.6)
Total Franklin Resources, Inc. stockholders’ equity	9,903.4	9,906.5
Nonredeemable noncontrolling interests	850.1	717.7
Total stockholders’ equity	10,753.5	10,624.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,666.2	$14,532.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2020	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2
Net income (loss)				350.5		350.5	(11.4)	339.1
Other comprehensive income					55.4	55.4		55.4
Dividends declared on common stock ($0.27 per share)				(135.3)		(135.3)		(135.3)
Repurchase of common stock	(4.6)	(0.4)	(27.8)	(95.4)		(123.6)		(123.6)
Issuance of common stock	2.9	0.3	28.7			29.0		29.0
Stock-based compensation			(0.9)			(0.9)		(0.9)
Net subscriptions and other							28.2	28.2
Deconsolidation of investment product							(0.7)	(0.7)
Acquisition							19.0	19.0
Balance at December 31, 2019	497.6	$49.8	$—	$10,408.0	$(376.2)	$10,081.6	$752.8	$10,834.4
Net income				79.1		79.1	8.2	87.3
Other comprehensive loss					(99.9)	(99.9)		(99.9)
Dividends declared on common stock ($0.27 per share)				(134.6)		(134.6)		(134.6)
Repurchase of common stock	(2.9)	(0.4)	(41.7)	(22.5)		(64.6)		(64.6)
Issuance of common stock	0.6	0.1	15.9			16.0		16.0
Stock-based compensation			25.8			25.8		25.8
Net subscriptions and other							89.7	89.7
Deconsolidation of investment product							(0.6)	(0.6)
Balance at March 31, 2020	495.3	$49.5	$—	$10,330.0	$(476.1)	$9,903.4	$850.1	$10,753.5

See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2019	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income (loss)				275.9		275.9	(0.5)	275.4
Other comprehensive loss					(15.0)	(15.0)		(15.0)
Dividends declared on common stock ($0.26 per share)				(133.8)		(133.8)		(133.8)
Repurchase of common stock	(10.7)	(1.1)	(30.8)	(295.0)		(326.9)		(326.9)
Issuance of common stock	3.1	0.3	33.6			33.9		33.9
Stock-based compensation			(2.8)			(2.8)		(2.8)
Net subscriptions and other							23.1	23.1
Balance at December 31, 2018	511.5	$51.1	$—	$10,087.9	$(393.6)	$9,745.4	$331.3	$10,076.7
Net income (loss)				367.5		367.5	(7.4)	360.1
Other comprehensive income					7.1	7.1		7.1
Dividends declared on common stock ($0.26 per share)				(132.6)		(132.6)		(132.6)
Repurchase of common stock	(4.6)	(0.4)	(41.0)	(103.3)		(144.7)		(144.7)
Issuance of common stock	0.8	0.1	13.3			13.4		13.4
Stock-based compensation			27.7			27.7		27.7
Net subscriptions and other							51.0	51.0
Consolidation of investment product							24.3	24.3
Acquisition							216.1	216.1
Balance at March 31, 2019	507.7	$50.8	$—	$10,219.5	$(386.5)	$9,883.8	$615.3	$10,499.1

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended March 31,
(in millions)	2020	2019
Net Income	$406.9	$641.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	41.5	39.8
Depreciation and other amortization	50.2	41.8
Stock-based compensation	57.8	59.4
Losses (income) from investments in equity method investees	120.3	(9.6)
Gain on swap agreement	(29.1)	—
Net losses on investments of consolidated investment products	67.7	17.2
Net purchase of investments by consolidated investment products	(359.9)	(240.3)
Deferred income taxes	8.6	7.5
Other	24.3	17.0
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	66.3	(3.7)
Decrease (increase) in receivables of consolidated investment products	(62.2)	0.1
Decrease in investments, net	50.4	128.4
Decrease in operating lease right-of-use assets	10.4	—
Decrease in accrued compensation and benefits	(161.1)	(72.2)
Decrease in commissions payable	(26.7)	(30.5)
Decrease in income taxes payable	(127.0)	(118.9)
Decrease in accounts payable, accrued expenses and other liabilities	(12.9)	(23.0)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	23.7	(10.4)
Decrease in operating lease liabilities	(8.2)	—
Net cash provided by operating activities	141.0	444.2
Purchase of investments	(243.3)	(105.4)
Liquidation of investments	193.0	134.3
Purchase of investments by consolidated collateralized loan obligations	(80.5)	—
Liquidation of investments by consolidated collateralized loan obligations	16.9	—
Additions of property and equipment, net	(73.5)	(72.2)
Acquisitions, net of cash acquired	(19.8)	(684.2)
Net consolidation (deconsolidation) of investment products	213.3	(6.7)
Net cash provided by (used in) investing activities	6.1	(734.2)
Issuance of common stock	12.1	12.8
Dividends paid on common stock	(265.2)	(255.4)
Repurchase of common stock	(187.4)	(469.4)
Proceeds from loan	0.2	1.7
Payments on loan	(0.2)	—
Proceeds from debt of consolidated investment products	69.9	—
Payments on contingent consideration liability	—	(20.4)
Noncontrolling interests	306.5	67.9
Net cash used in financing activities	(64.1)	(662.8)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2020	2019
Effect of exchange rate changes on cash and cash equivalents	$(4.8)	$(11.8)
Increase (decrease) in cash and cash equivalents	78.2	(964.6)
Cash and cash equivalents, beginning of period	5,957.6	6,910.6
Cash and Cash Equivalents, End of Period	$6,035.8	$5,946.0

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$258.2	$303.3
Cash paid for interest	10.6	10.4
Cash paid for interest by consolidated investment products	1.1	1.1

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2019 (“fiscal year 2019”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2020.
Use of Estimates
The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Global concerns about the COVID-19 pandemic have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Significant estimates and assumptions made relate to, among other things, valuations for certain investments which are carried at fair value including those of consolidated investment products, the review of goodwill and intangible assets for impairment, and the calculation of income taxes. Actual results could differ from the estimates, and such differences may be material to the Company’s consolidated financial statements.
Other Significant Accounting Policies
At March 31, 2020, there were no material changes in the other significant accounting policies as reported in the Company’s Form 10-K for fiscal year 2019.
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

Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to Franklin Resources, Inc.	$79.1	$367.5	$429.6	$643.4
Less: allocation of earnings to participating nonvested stock and stock unit awards	1.8	3.8	5.7	6.0
Net Income Available to Common Stockholders	$77.3	$363.7	$423.9	$637.4

Weighted-average shares outstanding – basic	491.5	504.7	493.1	507.6
Dilutive effect of nonparticipating nonvested stock unit awards	0.3	0.4	0.5	0.4
Weighted-Average Shares Outstanding – Diluted	491.8	505.1	493.6	508.0

Earnings per Share
Basic	$0.16	$0.72	$0.86	$1.26
Diluted	0.16	0.72	0.86	1.25

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.5 million for the three and six months ended March 31, 2020, and 0.2 million and 0.3 million for the three and six months ended March 31, 2019.
Note 4 – Revenues
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended March 31, 2020
Investment management fees	$528.9	$236.1	$68.2	$53.4	$21.6	$—	$908.2
Sales and distribution fees	232.3	94.8	13.3	1.0	0.3	—	341.7
Shareholder servicing fees	45.8	6.6	0.1	2.3	—	—	54.8
Other	6.0	0.3	—	0.2	—	27.1	33.6
Total	$813.0	$337.8	$81.6	$56.9	$21.9	$27.1	$1,338.3

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the six months ended March 31, 2020
Investment management fees	$1,102.0	$488.6	$143.2	$110.1	$44.0	$—	$1,887.9
Sales and distribution fees	469.7	193.6	27.7	1.5	0.7	—	693.2
Shareholder servicing fees	86.1	13.5	0.2	5.0	—	—	104.8
Other	12.1	0.6	—	0.3	1.5	50.6	65.1
Total	$1,669.9	$696.3	$171.1	$116.9	$46.2	$50.6	$2,751.0

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended March 31, 2019
Investment management fees	$565.6	$263.4	$82.9	$56.9	$23.6	$—	$992.4
Sales and distribution fees	228.6	113.5	15.8	0.2	0.4	—	358.5
Shareholder servicing fees	47.1	7.4	0.1	2.5	—	—	57.1
Other	4.2	0.3	—	0.2	0.1	21.0	25.8
Total	$845.5	$384.6	$98.8	$59.8	$24.1	$21.0	$1,433.8

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the six months ended March 31, 2019
Investment management fees	$1,098.7	$531.1	$168.5	$118.3	$47.6	$—	$1,964.2
Sales and distribution fees	461.6	217.8	32.4	0.7	0.8	—	713.3
Shareholder servicing fees	92.0	15.1	0.1	5.0	—	—	112.2
Other	7.2	0.6	—	0.3	0.4	47.1	55.6
Total	$1,659.5	$764.6	$201.0	$124.3	$48.8	$47.1	$2,845.3
__________________

[1]	Consists of revenues of consolidated investment products.
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
Investments consisted of the following:

(in millions)	March 31, 2020	September 30, 2019
Equity securities, at fair value
Sponsored funds	$801.5	$466.4
Other equity securities	39.4	63.6
Total equity securities, at fair value	840.9	530.0
Debt securities
Trading	40.0	44.2
Available-for-sale	1.4	4.0
Total debt securities	41.4	48.2
Investments in equity method investees	862.0	933.4
Other investments	73.7	44.2
Total	$1,818.0	$1,555.8

In December 2019, the Company entered into a swap agreement with a notional value of $60.0 million to hedge against changes in the value of an investment in a sponsored fund. The swap is measured at fair value with changes in the fair value recognized in earnings. The Company recognized gains of $31.4 million and $29.1 million on the swap during the three and six months ended March 31, 2020.
The Company recognized other-than-temporary impairment of $1.8 million and $2.1 million in earnings during the three and six months ended March 31, 2020.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2020
Assets
Equity securities, at fair value
Sponsored funds	$743.5	$—	$—	$58.0	$801.5
Other equity securities	15.4	3.7	0.9	19.4	39.4
Debt securities
Trading	—	23.6	16.4	—	40.0
Available-for-sale	—	1.4	—	—	1.4
Life settlement contracts	—	—	10.4	—	10.4
Total Assets Measured at Fair Value	$758.9	$28.7	$27.7	$77.4	$892.7

Liability
Contingent consideration liabilities	$—	$—	$7.6	$—	$7.6

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Equity securities, at fair value
Sponsored funds	$397.0	$—	$—	$69.4	$466.4
Other equity securities	22.6	3.2	0.8	37.0	63.6
Debt securities
Trading	—	24.4	19.8	—	44.2
Available-for-sale	—	4.0	—	—	4.0
Life settlement contracts	—	—	11.5	—	11.5
Total Assets Measured at Fair Value	$419.6	$31.6	$32.1	$106.4	$589.7

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

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity, infrastructure and real estate funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $36.1 million with an expected weighted-average life of 0.9 years at March 31, 2020, and $46.9 million with a weighted-average life of 1.3 years at September 30, 2019. The liquidation period for an investment in a private debt fund of $39.9 million and $48.6 million at March 31, 2020 and September 30, 2019 is unknown. The Company’s unfunded commitments to the funds totaled $4.3 million and $4.7 million at March 31, 2020 and September 30, 2019.
The fair value of the contingent consideration liabilities was primarily determined using a Monte Carlo pricing model based on estimated future revenue assumptions.
Changes in the Level 3 assets and liability were as follows:

	2020		2019
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the three months ended March 31,
Balance at beginning of period	$40.2	$—	$29.0	$(40.0)
Acquisitions	—	(7.6)	—	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	(0.4)	—	0.8	—
Included in general, administrative and other expense	—	—	—	(0.7)
Purchases	—	—	5.0	—
Sales	(2.0)	—	—	—
Settlements	(0.1)	—	(0.9)	40.7
Consolidation of investment product	(10.0)	—	—	—
Balance at End of Period	$27.7	$(7.6)	$33.9	$—
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$(1.1)	$—	$0.3	$—

	2020		2019
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the six months ended March 31,
Balance at beginning of period	$32.1	$—	$32.6	$(38.7)
Acquisitions	—	(7.6)	—	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	(0.7)	—	3.6	—
Included in general, administrative and other expense	—	—	—	(2.0)
Purchases	12.6	—	5.0	—
Sales	(3.5)	—	(4.3)	—
Settlements	(2.8)	—	(0.9)	40.7
Consolidation of investment product	(10.0)	—	—	—
Transfers out of Level 3	—	—	(2.1)	—
Balance at End of Period	$27.7	$(7.6)	$33.9	$—
Change in unrealized gains (losses) included in net income relating to assets and liability held at end of period	$(1.9)	$—	$3.0	$—

There were no transfers into Level 3 during the six months ended March 31, 2020 and 2019.

Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Debt securities, trading	$16.4	Discounted cash flow	Discount rate	2.5%–17.8% (7.3%)
			Risk premium	2.0%–6.1% (3.8%)

Life settlement contracts	10.4	Discounted cash flow	Life expectancy	18–103 months (53)
			Discount rate	11.7%–20.0% (15.3%)

Contingent consideration liabilities	7.6	Monte Carlo pricing model	Revenue discount rate	6.0%

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Debt securities, trading	$19.8	Discounted cash flow	Discount rate	2.7%–13.3% (6.7%)
			Risk premium	2.0%–6.1% (4.2%)

Life settlement contracts	11.5	Discounted cash flow	Life expectancy	19–107 months (57)
			Discount rate	8.0%–20.0% (13.2%)

__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market pricing valuation were independently higher (lower) as of March 31, 2020, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations were independently higher (lower) as of March 31, 2020, the resulting fair value of the assets and liabilities would be lower (higher).
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2020		September 30, 2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$5,801.4	$5,801.4	$5,803.4	$5,803.4
Other investments
Time deposits	2	16.6	16.6	15.4	15.4
Equity securities	3	46.7	49.3	17.3	19.2

Financial Liability
Debt	2	$697.2	$711.5	$696.9	$718.7

Note 7 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. CLOs are asset-backed financing entities collateralized by a pool of corporate loans. The Company had 56 CIPs, including two CLOs, as of March 31, 2020 and 60 CIPs, none of which were CLOs, as of September 30, 2019.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2020	September 30, 2019
Assets
Cash and cash equivalents	$234.4	$154.2
Receivables	44.4	99.0
Investments, at fair value	1,935.9	2,303.9
Total Assets	$2,214.7	$2,557.1

Liabilities
Accounts payable and accrued expenses	$102.2	$81.5
Debt	613.8	50.8
Other liabilities	2.0	—
Total liabilities	718.0	132.3
Redeemable Noncontrolling Interests	209.1	746.7
Stockholders’ Equity
Franklin Resources, Inc.’s interests	625.1	1,129.6
Nonredeemable noncontrolling interests	662.5	548.5
Total stockholders’ equity	1,287.6	1,678.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$2,214.7	$2,557.1

The CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2020 and 2019.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Investment products are typically consolidated when the Company makes an initial investment in a newly-launched investment entity. They are typically deconsolidated when the Company no longer has a controlling financial interest due to redemptions of its investment or increases in third-party investments. The Company’s investments in these products subsequent to deconsolidation are accounted for as either equity method investments or equity securities measured at fair value depending on the structure of the product and the Company’s role and level of ownership. The Company consolidates CLOs in which the Company is the primary beneficiary. The Company is the primary beneficiary of a CLO if the Company has the power to direct the activities that most significantly impact the CLO’s economic performance and the obligation to absorb losses of, or right to receive benefits from, the CLO that could potentially be significant to the CLO.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2020
Assets
Cash and cash equivalents of CLOs	$45.0	$—	$—	$—	$45.0
Receivables of CLOs	—	3.1	—	—	3.1
Investments
Equity securities	$118.2	$32.0	$351.6	$235.8	$737.6
Debt securities	25.0	251.6	80.9	—	357.5
Loans	—	541.8	11.0	—	552.8
Real estate	—	—	288.0	—	288.0
Total Assets Measured at Fair Value	$188.2	$828.5	$731.5	$235.8	$1,984.0

Liabilities
Other liabilities	$2.0	$—	$—	$—	$2.0

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Investments
Equity securities	$195.1	$223.9	$296.4	$204.1	$919.5
Debt securities	0.1	1,083.6	131.4	—	1,215.1
Loans	—	—	16.6	—	16.6
Real estate	—	—	152.7	—	152.7
Total Assets Measured at Fair Value	$195.2	$1,307.5	$597.1	$204.1	$2,303.9

Level 1 assets consist of cash and cash equivalents of CLOs which primarily consist of investments in a money market fund for which the fair value is based on its published NAV, and equity and debt securities for which the fair values are based on quoted market prices. Level 2 assets consist of receivables of CLOs which consist primarily of investment trades pending settlement, debt and equity securities, and loans, the fair values for which are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of equity and debt securities of entities in emerging markets, other equity and debt instruments, real estate and loans for which the fair values are determined using significant unobservable inputs in either a market-based or income-based approach.
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.4 years at both March 31, 2020 and September 30, 2019. The CIPs’ unfunded commitments to these funds totaled $36.7 million and $168.7 million, of which the Company was contractually obligated to fund $4.5 million and $20.6 million based on its ownership percentage in the CIPs, at March 31, 2020 and September 30, 2019.

Changes in Level 3 assets were as follows:

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2020
Balance at January 1, 2020	$329.4	$83.4	$219.9	$14.0	$646.7
Realized and unrealized gains (losses) included in investment and other income (losses), net	(11.0)	(6.3)	1.8	(1.3)	(16.8)
Purchases	36.4	3.6	77.3	—	117.3
Sales and settlements	(2.1)	(0.7)	—	(1.7)	(4.5)
Transfers into Level 3	—	2.2	—	—	2.2
Transfers out of Level 3	—	(1.0)	—	—	(1.0)
Foreign exchange revaluation	(1.1)	(0.3)	(11.0)	—	(12.4)
Balance at March 31, 2020	$351.6	$80.9	$288.0	$11.0	$731.5
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2020	$(11.0)	$(6.3)	$1.8	$(1.7)	$(17.2)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2020
Balance at October 1, 2019	$296.4	$131.4	$152.7	$16.6	$597.1
Realized and unrealized losses included in investment and other income (losses), net	(10.0)	(14.3)	(0.9)	(1.4)	(26.6)
Purchases	68.4	4.3	141.6	—	214.3
Sales and settlements	(3.3)	(1.1)	—	(4.2)	(8.6)
Deconsolidation	—	(40.7)	—	—	(40.7)
Transfers into Level 3	—	2.2	—	—	2.2
Transfers out of Level 3	—	(1.0)	—	—	(1.0)
Foreign exchange revaluation	0.1	0.1	(5.4)	—	(5.2)
Balance at March 31, 2020	$351.6	$80.9	$288.0	$11.0	$731.5
Change in unrealized losses included in net income relating to assets held at March 31, 2020	$(10.0)	$(14.3)	$(0.9)	$(1.4)	$(26.6)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2019
Balance at January 1, 2019	$193.6	$100.9	$—	$39.2	$333.7
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income (losses), net	(4.5)	(3.8)	3.4	(0.5)	(5.4)
Purchases	25.7	9.4	25.6	—	60.7
Sales	(0.3)	(14.2)	—	(0.3)	(14.8)
Foreign exchange revaluation	(2.1)	(0.3)	0.1	—	(2.3)
Balance at March 31, 2019	$257.6	$131.7	$29.1	$38.4	$456.8
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2019	$(4.8)	$(3.2)	$3.4	$(0.2)	$(4.8)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2019
Balance at October 1, 2018	$199.7	$118.0	$—	$32.3	$350.0
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income (losses), net	6.9	(11.0)	3.4	(1.5)	(2.2)
Purchases	35.4	9.4	25.6	8.2	78.6
Sales and settlements	(1.4)	(20.2)	—	(0.6)	(22.2)
Transfers into Level 3	0.1	—	—	—	0.1
Transfers out of Level 3	(25.4)	(3.6)	—	—	(29.0)
Foreign exchange revaluation	(2.9)	(0.6)	0.1	—	(3.4)
Balance at March 31, 2019	$257.6	$131.7	$29.1	$38.4	$456.8
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2019	$7.0	$(3.9)	$3.4	$(0.9)	$5.6

There were no transfers into or out of Level 3 during the three months ended March 31, 2019.
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities	$150.7	Discounted cash flow	Discount rate	7.9%–20.0% (12.3%)
			Discount for lack of marketability	17.0%
	115.1	Market pricing	Private sale pricing	$0.24–$87.73 ($40.70) per share
	85.8	Market comparable companies	Enterprise value/ EBITDA multiple	6.8–19.1 (11.5)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	14.3%
			Enterprise value/ Revenue multiple	7.5

Debt securities	64.7	Discounted cash flow	Discount rate	3.6%–20.0% (15.6%)
			Discount for lack of marketability	17.0%
	16.2	Market comparable companies	Enterprise value/ Revenues multiple	0.7
			Enterprise value/ EBITDA multiple	4.0

Real estate	182.5	Discounted cash flow	Discount rate	4.5%–5.9% (5.1%)
	105.5	Yield capitalization	Equivalent yield	4.2%–6.1% (5.2%)

Loans	11.0	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (12.2%)

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities	$97.2	Discounted cash flow	Discount rate	4.8%–16.3% (10.3%)
			Discount for lack of marketability	17.0%
	22.3	Market pricing	Private sale pricing	$0.25–$20.13 ($2.06) per share
	176.9	Market comparable companies	Enterprise value/ EBITDA multiple	4.5–11.8 (8.1)
			Discount for lack of marketability	15.0%–30.0% (23.1%)
			Risk premium	18.9%
			Enterprise value/ Revenue multiple	3.7

Debt securities	115.5	Discounted cash flow	Discount rate	4.8%–17.4% (9.7%)
			Discount for lack of marketability	17.0%–24.7% (22.9%)
	15.9	Market comparable companies	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	21.9

Real estate	84.7	Discounted cash flow	Discount rate	6.4%–7.4% (7.1%)
	68.0	Yield capitalization	Equivalent yield	4.3%–6.1% (5.4%)

Loans	16.6	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (12.0%)

__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of March 31, 2020, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of March 31, 2020, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2020		September 30, 2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$189.4	$189.4	$154.2	$154.2
Financial Liability
Debt of CLOs	2	$495.1	$491.8	$—	$—
Other debt	3	118.7	118.7	50.8	51.0

The financial information for the majority of CIPs, including CLOs, is included in the Company’s consolidated financial statements on a lag of between one to three months. In accordance with our policy and amid concerns of the market impact of the COVID-19 pandemic, the Company performed a review of substantially all CIPs that are consolidated on a lag to assess the impact of market declines during the lag period for disclosure purposes. Based on this review, the fair value of investments in these CIPs had declined by approximately 9% during the lag period through March 31, 2020, with the decline in fair value of investments of CLOs substantially offset by a decline in the carrying value of the debt of CLOs. Approximately 90% of the decline in fair value of investments in these CIPs is offset by the decline in carrying value of the debt of CLOs or attributable to noncontrolling interests, with the remaining approximately 10% representing the Company’s proportionate share in these losses based on its equity interests in the CIPs.

Debt
Debt of CIPs consisted of the following:

	March 31, 2020		September 30, 2019
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$495.1	3.81%	$—	N/A
Other debt	118.7	3.46%	50.8	5.09%
Total	$613.8		$50.8

The debt of CLOs is measured based on the fair value of the assets of the CLOs less the fair value of the Company’s own economic interests in the CLOs.
The debt of CLOs had floating interest rates ranging from 3.01% to 8.81% at March 31, 2020. The other debt had fixed and floating interest rates ranging from 1.00% to 7.44% at March 31, 2020, and from 2.08% to 7.94% at September 30, 2019.
The contractual maturities for debt of CIPs at March 31, 2020 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020 (remainder of year)	$24.3
2021	7.6
2022	—
2023	—
2024	32.5
Thereafter	549.4
Total	$613.8

Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the six months ended March 31,	2020	2019
Balance at beginning of period	$746.7	$1,043.6
Net (loss) income	(19.5)	6.1
Net subscriptions (distributions) and other	188.6	(6.2)
Net deconsolidations	(706.7)	(224.2)
Balance at End of Period	$209.1	$819.3

Collateralized Loan Obligations
The Company recognized $0.2 million of net losses during the three and six months ended March 31, 2020 related to its own economic interests in the CLOs.
The unpaid principal balance and fair value of the investments of CLOs as of March 31, 2020 were as follows:

(in millions)	Amount
Unpaid principal balance	$538.5
Difference between unpaid principal balance and fair value	3.3
Fair Value	$541.8

Investments 90 days or more past due were immaterial at March 31, 2020.
The unpaid principal balance of the debt of CLOs was $483.8 million at March 31, 2020.
Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments and investment management and other fee receivables as follows:

(in millions)	March 31, 2020	September 30, 2019
Investments	$496.0	$458.1
Receivables	141.6	149.5
Total	$637.6	$607.6

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the six months ended March 31, 2020 or fiscal year 2019.
Note 9 – Leases
Lessee Arrangements
Substantially all of the Company’s leases are operating leases relating to real estate. The leases had a weighted-average remaining lease term of 8.9 years as of March 31, 2020, and generally include one or more options to renew.
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
Lease expense was as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
(in millions)
Operating lease cost[1]	$14.3	$28.1
Finance lease cost	—	0.3
Variable lease cost[2]	0.2	0.5
Total lease expense	$14.5	$28.9
__________________

[1]	Substantially all is included in occupancy expense.

[2]	Consists of operating lease payments.

Supplemental cash flow information related to leases was as follows:

(in millions)	Amount
for the six months ended March 31, 2020
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$19.1
ROU assets obtained in exchange for new operating lease liabilities	12.2

The weighted-average discount rate for the operating lease liabilities as of March 31, 2020 was 2.8%. The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2020 (remainder of year)	$24.8
2021	45.9
2022	43.5
2023	41.2
2024	38.1
Thereafter	155.2
Total lease payments	348.7
Less: interest	(39.8)
Operating lease liabilities	$308.9
As of September 30, 2019, future minimum lease payments under long-term non-cancelable operating leases were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$49.5
2021	45.3
2022	40.9
2023	39.1
2024	36.7
Thereafter	149.1
Total Minimum Lease Payments	$360.6

Lessor Arrangements
The Company leases excess owned space in its San Mateo, California corporate headquarters and various other office buildings primarily in the U.S. to third parties. The leases had a weighted-average remaining lease term of 7.5 years as of March 31, 2020, and generally include one or more options to renew.

The maturities of lease payments due to the Company as of March 31, 2020 were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2020 (remainder of year)	$15.8
2021	30.3
2022	26.8
2023	26.8
2024	27.7
Thereafter	95.0
Total	$222.4

Note 10 – Commitments and Contingencies
Proposed Acquisition of Legg Mason, Inc.
On February 17, 2020, the Company entered into an agreement to acquire Legg Mason, Inc. (“Legg Mason”). Under the merger agreement, the Company will acquire each outstanding share of Legg Mason common stock for $50 per share in an all-cash transaction, with an estimated aggregate purchase consideration and additional related obligations and fees of approximately $4.7 billion, and assume approximately $2 billion of Legg Mason’s outstanding debt. The merger is subject to approval by the stockholders of Legg Mason and other customary closing conditions, and is expected to close in the fourth quarter of fiscal year 2020 (third quarter of the calendar year).
Legal Proceedings
The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2020 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Other Commitments and Contingencies
At March 31, 2020, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2019.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2020
Nonvested balance at October 1, 2019	3,778	1,854	5,632	$34.06
Granted	4,517	118	4,635	27.88
Vested	(542)	(374)	(916)	34.35
Forfeited/canceled	(220)	(534)	(754)	33.96
Nonvested Balance at March 31, 2020	7,533	1,064	8,597	$30.71

Total unrecognized compensation expense related to nonvested stock and stock unit awards was $184.8 million at March 31, 2020. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Investment and Other Income (Losses), Net
Dividend income	$20.0	$24.2	$38.6	$49.8
Interest income	3.7	8.5	9.1	17.5
Losses on investments, net	(79.4)	(0.6)	(71.6)	(16.4)
Income (losses) from investments in equity method investees	(159.4)	47.2	(120.3)	9.6
Gain on swap agreement	31.4	—	29.1	—
Gains (losses) on investments of CIPs, net	(68.0)	31.8	(76.3)	(17.2)
Rental income	7.8	5.0	15.3	9.9
Foreign currency exchange (losses) gains, net	(2.4)	2.5	(10.9)	7.2
Other, net	(2.7)	0.1	(2.4)	(0.8)
Total	(249.0)	118.7	(189.4)	59.6
Interest Expense	(4.2)	(5.7)	(10.9)	(12.1)
Other Income (Expenses), Net	$(253.2)	$113.0	$(200.3)	$47.5

Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Interest income was primarily generated by cash equivalents and time deposits. Losses on investments, net consists primarily of realized and unrealized net losses on equity securities measured at fair value.
Proceeds from the sale of available-for-sale securities were $1.0 million for the six months ended March 31, 2020. There were no sales of available-for-sale securities in the three months ended March 31, 2020 or in fiscal year 2019.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at March 31, 2020 and 2019 were $(75.5) million and $(69.4) million for the three and six months ended March 31, 2020, and $1.5 million and $(10.6) million for the three and six months ended March 31, 2019.

Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the three months ended March 31, 2020
Balance at January 1, 2020	$(367.4)	$(7.1)	$(1.7)	$(376.2)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(103.0)	0.7	1.9	(100.4)
Reclassifications to net investment and other income (losses), net of tax	0.5	—	—	0.5
Total other comprehensive income (loss)	(102.5)	0.7	1.9	(99.9)
Balance at March 31, 2020	$(469.9)	$(6.4)	$0.2	$(476.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the six months ended March 31, 2020
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(44.9)	(0.2)	—	(45.1)
Reclassifications to net investment and other income (losses), net of tax	0.4	—	0.2	0.6
Total other comprehensive income (loss)	(44.5)	(0.2)	0.2	(44.5)
Balance at March 31, 2020	$(469.9)	$(6.4)	$0.2	$(476.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Losses on Investments	Total
for the three months ended March 31, 2019
Balance at January 1, 2019	$(387.5)	$(4.6)	$(1.5)	$(393.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	7.6	(0.7)	(0.1)	6.8
Reclassifications to net investment and other income (losses), net of tax	0.3	—	—	0.3
Total other comprehensive income (loss)	7.9	(0.7)	(0.1)	7.1
Balance at March 31, 2019	$(379.6)	$(5.3)	$(1.6)	$(386.5)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the six months ended March 31, 2019
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(6.8)	(1.1)	(0.1)	(8.0)
Reclassifications to net investment and other income (losses), net of tax	0.1	—	—	0.1
Total other comprehensive loss	(6.7)	(1.1)	(0.1)	(7.9)
Balance at March 31, 2019	$(379.6)	$(5.3)	$(1.6)	$(386.5)

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
As further noted in the “Risk Factors” section, the outbreak and spread of contagious diseases such as the novel coronavirus (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. Global and national health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the extent to which the coronavirus will adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that are highly uncertain and rapidly changing.

During our second fiscal quarter, the global equity markets turned sharply negative as global concerns about the COVID-19 pandemic caused steep declines in equities and lower government bond yields. Several countries have implemented shutdown measures which, along with disruptions in the global economy and falling oil prices, have furthered ongoing concerns about recession despite significant accommodative economic efforts by governments and central banks. The S&P 500 Index and MSCI World Index decreased 19.6% and 20.9% for the quarter, which more than offset gains in our first fiscal quarter and resulted in decreases of 12.3% and 14.1% for the fiscal year to date. The global bond markets turned negative as the Bloomberg Barclays Global Aggregate Index decreased 0.3% during the quarter but remained slightly positive at 0.2% for the fiscal year to date.
Our total AUM at March 31, 2020 was $580.3 billion, 16% lower than at September 30, 2019 and 19% lower than at March 31, 2019. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2020 decreased 5% and 3% from the same periods in the prior fiscal year.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2020	2019		2020	2019
Operating revenues	$1,338.3	$1,433.8	(7%)	$2,751.0	$2,845.3	(3%)
Operating income	356.1	379.5	(6%)	748.8	791.0	(5%)
Net income attributable to Franklin Resources, Inc.	79.1	367.5	(78%)	429.6	643.4	(33%)
Diluted earnings per share	$0.16	$0.72	(78%)	$0.86	$1.25	(31%)
Operating margin[1]	26.6%	26.5%		27.2%	27.8%

As adjusted (non-GAAP):[2]
Adjusted operating income	$385.9	$406.6	(5%)	$791.4	$816.7	(3%)
Adjusted operating margin	43.2%	41.9%		42.9%	42.5%

Adjusted net income	$332.8	$330.6	1%	$671.1	$691.4	(3%)
Adjusted diluted earnings per share	$0.66	$0.65	2%	$1.34	$1.35	(1%)
__________________

[1]	Defined as operating income divided by total operating revenues.

[2]
“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.

Operating income decreased $23.4 million and $42.2 million for the three and six months ended March 31, 2020, as compared to the same periods in the prior fiscal year, as 7% and 3% decreases in operating revenues were partially offset by 7% and 3% decreases in operating expenses. Net income attributable to Franklin Resources, Inc. decreased $288.4 million and $213.8 million for the three and six months ended March 31, 2020 primarily due to the impact of steep declines in market valuations amid global concerns about the COVID-19 pandemic in the three months ended March 31, 2020, which resulted in net investment and other losses of $249.0 million and $189.4 million, as compared to net gains of $118.7 million and $59.6 million in the prior year, less the portion attributable to noncontrolling interests, as well as the decreases in operating income.
Diluted earnings per share decreased for the three and six months ended March 31, 2020, consistent with the decreases in net income and the impact of a 3% decrease in diluted average common shares outstanding in both periods, primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2020.

ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	March 31, 2020	March 31, 2019	Percent Change
Equity
Global/international	$114.7	$174.4	(34%)
United States	92.7	109.5	(15%)
Total equity	207.4	283.9	(27%)
Multi-Asset/Balanced	118.2	134.7	(12%)
Fixed Income
Tax-free	64.9	63.4	2%
Taxable
Global/international	113.3	152.5	(26%)
United States	65.8	68.9	(4%)
Total fixed income	244.0	284.8	(14%)
Cash Management	10.7	8.9	20%
Total	$580.3	$712.3	(19%)
AUM at March 31, 2020 decreased 19% from March 31, 2019 as an $81.7 billion decrease from net market change, distributions and other, and $55.9 billion of net outflows were slightly offset by $5.6 billion from an acquisition.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2020	2019		2020	2019
Equity
Global/international	$144.1	$173.6	(17%)	22%	25%
United States	108.9	105.1	4%	17%	16%
Total equity	253.0	278.7	(9%)	39%	41%
Multi-Asset/Balanced	129.1	131.1	(2%)	20%	19%
Fixed Income
Tax-free	67.2	62.6	7%	10%	9%
Taxable
Global/international	128.6	151.1	(15%)	20%	22%
United States	67.4	55.5	21%	10%	8%
Total fixed income	263.2	269.2	(2%)	40%	39%
Cash Management	10.5	9.6	9%	1%	1%
Total	$655.8	$688.6	(5%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2020	2019		2020	2019
Equity
Global/international	$150.6	$178.0	(15%)	22%	26%
United States	110.7	107.0	3%	17%	16%
Total equity	261.3	285.0	(8%)	39%	42%
Multi-Asset/Balanced	131.5	132.6	(1%)	20%	19%
Fixed Income
Tax-free	66.9	62.7	7%	10%	9%
Taxable
Global/international	134.4	150.8	(11%)	20%	22%
United States	67.2	50.5	33%	10%	7%
Total fixed income	268.5	264.0	2%	40%	38%
Cash Management	10.1	9.5	6%	1%	1%
Total	$671.4	$691.1	(3%)	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2020	2019		2020	2019
Beginning AUM	$698.3	$649.9	7%	$692.6	$717.1	(3%)
Long-term sales	27.7	27.0	3%	50.4	48.7	3%
Long-term redemptions	(54.3)	(36.2)	50%	(100.0)	(78.6)	27%
Long-term net exchanges	(1.5)	—	NM	(1.6)	(0.5)	220%
Long-term reinvested distributions	2.7	2.9	(7%)	13.5	16.8	(20%)
Net flows	(25.4)	(6.3)	303%	(37.7)	(13.6)	177%
Acquisitions	5.6	26.4	(79%)	5.6	26.4	(79%)
Net market change, distributions and other	(98.2)	42.3	NM	(80.2)	(17.6)	356%
Ending AUM	$580.3	$712.3	(19%)	$580.3	$712.3	(19%)
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended March 31, 2020	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2020	$163.5	$117.0	$136.5	$66.7	$136.7	$67.5	$10.4	$698.3
Long-term sales	4.6	6.4	5.1	2.5	6.7	2.4	—	27.7
Long-term redemptions	(12.6)	(7.7)	(8.3)	(3.2)	(18.9)	(3.6)	—	(54.3)
Long-term net exchanges	(0.3)	(0.1)	(0.5)	(0.3)	(0.7)	0.4	—	(1.5)
Long-term reinvested distributions	0.1	0.1	1.1	0.4	0.8	0.2	—	2.7
Net flows	(8.2)	(1.3)	(2.6)	(0.6)	(12.1)	(0.6)	—	(25.4)
Acquisition	—	—	5.6	—	—	—	—	5.6
Net market change, distributions and other	(40.6)	(23.0)	(21.3)	(1.2)	(11.3)	(1.1)	0.3	(98.2)
AUM at March 31, 2020	$114.7	$92.7	$118.2	$64.9	$113.3	$65.8	$10.7	$580.3

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended March 31, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at January 1, 2019	$166.0	$97.1	$124.8	$62.0	$147.7	$42.2	$10.1	$649.9
Long-term sales	5.1	4.1	3.1	1.8	11.1	1.8	—	27.0
Long-term redemptions	(12.0)	(5.8)	(4.4)	(2.2)	(8.6)	(3.2)	—	(36.2)
Long-term net exchanges	(0.2)	(0.1)	0.1	0.2	—	—	—	—
Long-term reinvested distributions	0.1	—	1.1	0.4	1.1	0.2	—	2.9
Net flows	(7.0)	(1.8)	(0.1)	0.2	3.6	(1.2)	—	(6.3)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	15.4	14.2	10.0	1.2	1.2	1.5	(1.2)	42.3
AUM at March 31, 2019	$174.4	$109.5	$134.7	$63.4	$152.5	$68.9	$8.9	$712.3
AUM decreased $118.0 billion during the three months ended March 31, 2020 due to $98.2 billion of net market change, distributions and other and $25.4 billion of net outflows, slightly offset by $5.6 billion from an acquisition. Net market change, distributions and other primarily consists of $89.3 billion of market depreciation, a $5.6 billion decrease from foreign exchange revaluation and $3.6 billion of long-term distributions. The market depreciation occurred in all long-term investment objectives, most significantly in the equity and multi-asset/balanced investment objectives, and reflected sharp declines in global equity markets as evidenced by decreases of 19.6% and 20.9% in the S&P 500 Index and MSCI World Index. The net outflows included outflows of $10.0 billion from six global/international fixed income funds, $1.6 billion from a multi-asset/balanced fund and $0.9 billion from an institutional product, partially offset by inflows of $1.2 billion in a private open-end product and $0.8 billion in a U.S. equity fund. Long-term sales increased 3% to $27.7 billion, as compared to the prior-year period, as higher sales in U.S. and multi-asset/balanced investment objectives were substantially offset by lower sales in global/international objectives, and long-term redemptions increased 50% to $54.3 billion due to higher redemptions in all investment objectives, most significantly in global/international fixed income and multi-asset/balanced products. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 13% of total AUM as of March 31, 2020, and was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Australian dollar, Indian Rupee and Pound Sterling.
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

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the six months ended March 31, 2020	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2019	$158.4	$112.1	$134.3	$66.3	$144.6	$67.4	$9.5	$692.6
Long-term sales	8.4	10.8	8.6	4.5	13.3	4.8	—	50.4
Long-term redemptions	(23.3)	(15.3)	(14.5)	(5.1)	(35.1)	(6.7)	—	(100.0)
Long-term net exchanges	(0.5)	—	(0.4)	(0.2)	(1.4)	0.9	—	(1.6)
Long-term reinvested distributions	2.5	4.9	3.0	0.8	1.8	0.5	—	13.5
Net flows	(12.9)	0.4	(3.3)	—	(21.4)	(0.5)	—	(37.7)
Acquisition	—	—	5.6	—	—	—	—	5.6
Net market change, distributions and other	(30.8)	(19.8)	(18.4)	(1.4)	(9.9)	(1.1)	1.2	(80.2)
AUM at March 31, 2020	$114.7	$92.7	$118.2	$64.9	$113.3	$65.8	$10.7	$580.3

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the six months ended March 31, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	9.4	8.1	5.9	3.4	18.5	3.4	—	48.7
Long-term redemptions	(21.7)	(12.1)	(11.2)	(6.1)	(20.7)	(6.8)	—	(78.6)
Long-term net exchanges	(0.6)	—	(0.1)	—	0.2	—	—	(0.5)
Long-term reinvested distributions	4.5	5.0	3.0	0.9	2.9	0.5	—	16.8
Net flows	(8.4)	1.0	(2.4)	(1.8)	0.9	(2.9)	—	(13.6)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	(11.6)	(6.7)	(1.8)	1.3	1.0	0.6	(0.4)	(17.6)
AUM at March 31, 2019	$174.4	$109.5	$134.7	$63.4	$152.5	$68.9	$8.9	$712.3
AUM decreased $112.3 billion during the six months ended March 31, 2020 due to $80.2 billion of net market change, distributions and other and $37.7 billion of net outflows, slightly offset by $5.6 billion from an acquisition. Net market change, distributions and other primarily consists of $61.9 billion of market depreciation, $16.1 billion of long-term distributions and a $3.4 billion decrease from foreign exchange revaluation. The market depreciation occurred in all long-term investment objectives except U.S. taxable fixed income, primarily in the equity and multi-asset/balanced investment objectives, and reflected negative returns in global equity markets as evidenced by decreases of 12.3% and 14.1% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated and was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Indian Rupee and Australian dollar. The net outflows included outflows of $16.9 billion from six global/international fixed income funds, $1.8 billion from two institutional products, $1.7 billion from a U.S. equity fund and $1.7 billion from a multi-asset/balanced fund, which were partially offset by inflows of $1.2 billion in a private open-end product and $1.2 billion in a U.S. equity fund. Long-term sales increased 3% to $50.4 billion, as compared to the prior-year period, as higher sales in U.S. and multi-asset/balanced investment objectives were substantially offset by lower sales in global/international objectives, and long-term redemptions increased 27% to $100.0 billion due to higher redemptions of global/international fixed income, equity and multi-asset/balanced products.
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

Average AUM by sales region was as follows:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2020	2019		2020	2019
United States	$454.8	$464.8	(2%)	$464.4	$465.7	0%
International
Europe, Middle East and Africa	83.6	91.4	(9%)	85.7	92.8	(8%)
Asia-Pacific	83.4	90.1	(7%)	85.9	89.7	(4%)
Canada	21.5	27.6	(22%)	22.5	28.0	(20%)
Latin America[1]	12.5	14.7	(15%)	12.9	14.9	(13%)
Total international	201.0	223.8	(10%)	207.0	225.4	(8%)
Total	$655.8	$688.6	(5%)	$671.4	$691.1	(3%)
__________________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 69% for the three and six months ended March 31, 2020 and 67% for the same periods in the prior fiscal year.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with 74% of AUM exceeding the peer group median comparison for the ten-year period, however, lower performance of these products during the six months ended March 31, 2020 resulted in significant decreases from September 30, 2019 to the benchmark and peer group comparisons for the three-year period and to the benchmark comparison for the ten-year period. The performance of our multi-asset/balanced products reflects the performance of a fund that represents 69% of this category. Lower relative investment performance by this fund during the six months ended March 31, 2020 resulted in significant decreases from September 30, 2019 to the peer group median comparison for the one-year and ten-year periods. The performance of our tax-free and U.S. taxable fixed income, as well as of our global/international equity products, has mostly lagged the benchmarks and peer group medians during the periods presented. Improved performance of our U.S. tax-free fixed income products during the three months ended March 31, 2020 resulted in significant increases from September 30, 2019 to the benchmark and peer group median comparisons for the one-year period.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison[1,2]				Peer Group Comparison[1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of March 31, 2020	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	23%	19%	19%	20%	52%	25%	24%	26%
United States	34%	35%	34%	28%	55%	70%	70%	49%
Total equity	28%	27%	26%	24%	54%	47%	46%	37%
Multi-Asset/Balanced	3%	10%	10%	4%	12%	16%	16%	16%
Fixed Income
Tax-free	84%	44%	43%	44%	89%	43%	45%	57%
Taxable
Global/international	10%	10%	12%	47%	10%	11%	47%	74%
United States	17%	8%	2%	3%	30%	13%	3%	4%
Total fixed income	34%	20%	20%	38%	39%	21%	39%	55%
__________________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 82% and 84% of our total AUM as of March 31, 2020.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity and debt funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of April 14, 2020, and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2020	2019		2020	2019
Investment management fees	$908.2	$992.4	(8%)	$1,887.9	$1,964.2	(4%)
Sales and distribution fees	341.7	358.5	(5%)	693.2	713.3	(3%)
Shareholder servicing fees	54.8	57.1	(4%)	104.8	112.2	(7%)
Other	33.6	25.8	30%	65.1	55.6	17%
Total Operating Revenues	$1,338.3	$1,433.8	(7%)	$2,751.0	$2,845.3	(3%)

Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $84.2 million and $76.3 million for the three and six months ended March 31, 2020 primarily due to 5% and 3% decreases in average AUM and lower effective investment management fee rates. The decreases in average AUM occurred primarily in the global/international investment objectives, partially offset by increases in the U.S. taxable and tax-free fixed income investment objectives. The decreases occurred across all sales regions, most significantly in international sales regions.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 55.3 and 55.5 basis points for the three and six months ended March 31, 2020, from 57.5 and 56.4 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower weighting of AUM in the global/international investment objectives, which generally have higher fee rates, partially offset by higher rates and mix of AUM in the U.S. taxable fixed income investment objective.
Performance-based investment management fees were $7.1 million and $24.5 million for the three and six months ended March 31, 2020, and $16.2 million and $20.3 million for the same periods in the prior fiscal year, with the decrease for the three-month period primarily due to lower performance fees earned from separate accounts while the increase for the six-month period was primarily due to performance fees earned from a private debt fund, partially offset by lower fees from separate accounts.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2020	2019		2020	2019
Asset-based fees	$271.6	$291.6	(7%)	$559.4	$594.0	(6%)
Sales-based fees	65.1	64.0	2%	124.9	113.6	10%
Contingent sales charges	5.0	2.9	72%	8.9	5.7	56%
Sales and Distribution Fees	$341.7	$358.5	(5%)	$693.2	$713.3	(3%)
Asset-based distribution fees decreased $20.0 million and $34.6 million for the three and six months ended March 31, 2020 primarily due to decreases of $14.1 million and $17.1 million from 4% and 2% decreases in the related average AUM, and $3.8 million and $12.5 million from a lower mix of U.S. Class C assets which have higher fee rates than other share classes.

Sales-based fees increased $1.1 million and $11.3 million for the three and six months ended March 31, 2020 primarily due to increases of $11.5 million and $26.1 million from 24% and 28% increases in U.S. product commissionable sales, partially offset by decreases of $10.0 million and $12.2 million from 70% and 64% decreases in non-U.S. product commissionable sales. The increase for the six-month period was also partially offset by a $2.0 million decrease mainly from a higher mix of U.S. product fixed income sales. U.S. products typically generate higher sales fees than non-U.S. products, and fixed income products typically generate lower sales fees than equity products. Commissionable sales represented 7% and 8% of total sales for the three and six months ended March 31, 2020, and 9% and 8% for the three and six months ended March 31, 2019.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and they vary with the mix of redemptions of these shares. Contingent sales charges increased $2.1 million and $3.2 million primarily due to higher redemptions of non-U.S. products.
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
Shareholder servicing fees decreased $2.3 million and $7.4 million for the three and six months ended March 31, 2020 primarily due to lower levels of transactions and related AUM.
Other
Other revenue increased $7.8 million and $9.5 million for the three and six months ended March 31, 2020 primarily due to higher levels of miscellaneous fee and consolidated investment products (“CIPs”) revenues.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2020	2019		2020	2019
Sales, distribution and marketing	$423.9	$449.4	(6%)	$867.8	$893.9	(3%)
Compensation and benefits	365.7	409.6	(11%)	755.1	764.6	(1%)
Information systems and technology	61.8	62.1	0%	124.3	123.0	1%
Occupancy	34.4	31.4	10%	68.9	62.6	10%
General, administrative and other	96.4	101.8	(5%)	186.1	210.2	(11%)
Total Operating Expenses	$982.2	$1,054.3	(7%)	$2,002.2	$2,054.3	(3%)
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

Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2020	2019		2020	2019
Asset-based expenses	$334.2	$364.1	(8%)	$695.0	$734.4	(5%)
Sales-based expenses	68.5	67.2	2%	131.3	119.7	10%
Amortization of deferred sales commissions	21.2	18.1	17%	41.5	39.8	4%
Sales, Distribution and Marketing	$423.9	$449.4	(6%)	$867.8	$893.9	(3%)
Asset-based expenses decreased $29.9 million and $39.4 million for the three and six months ended March 31, 2020 primarily due to decreases of $25.1 million and $33.5 million from 6% and 4% decreases in the related average AUM and $5.3 million and $10.9 million from a lower mix of U.S. Class C assets which have higher expense rates than other share classes. The decrease for the six-month period was partially offset by a $2.1 million increase in placement fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $1.3 million and $11.6 million for the three and six months ended March 31, 2020 primarily due to increases of $11.8 million and $26.6 million from 24% and 28% increases in U.S. product commissionable sales, partially offset by decreases of $10.5 million and $13.2 million from 70% and 64% decreases in non-U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions increased $3.1 million and $1.7 million for the three and six months ended March 31, 2020, as higher expenses resulting from increased sales of U.S. shares were partially offset by lower expenses related to non-U.S. shares sold without a front-end sales charge.
Compensation and Benefits
Compensation and benefit expenses decreased $43.9 million and $9.5 million for the three and six months ended March 31, 2020, as variable compensation decreased $42.5 million and $30.2 million while salaries, wages and benefits decreased $1.4 million for the three-month period and increased $20.7 million for the six-month period.
Variable compensation decreased primarily due to decreases of $34.1 million and $38.3 million in bonus expense due to lower expectations of our annual performance, and $11.5 million and $12.8 million related to unvested mutual fund awards. The decrease for the six-month period was partially offset by a $21.6 million increase for acquired firms’ performance bonus plans.
Salaries, wages and benefits decreased for the three-month period and increased for the six-month period primarily due to the net impacts of increases of $10.4 million and $27.0 million from acquisition-related retention compensation, and $4.5 million and $10.2 million for annual salary increases that were effective December 1, 2019 and 2018, offset by decreases of $11.9 million and $18.4 million from lower average staffing levels and $6.4 million and $1.0 million in termination benefits.
We expect to incur additional acquisition-related retention expenses of approximately $40 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $70 million in the fiscal year ending September 30, 2021 and gradually decreasing by approximately $10 million per year in the following three fiscal years. We also expect to incur additional termination benefit expenses of approximately $4 million during the remainder of the fiscal year primarily related to moving certain positions to lower cost jurisdictions and outsourcing our fund administration services.
Variable compensation as a percentage of compensation and benefits was 23% and 28% for the three and six months ended March 31, 2020 and 31% for the same periods in the prior fiscal year. At March 31, 2020, our global workforce had decreased to approximately 9,600 employees from approximately 10,000 at March 31, 2019.
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

Information Systems and Technology
Information systems and technology expenses decreased $0.3 million and increased $1.3 million for the three and six months ended March 31, 2020. The increase for the six-month period was primarily due to higher software costs, partially offset by lower technology consulting and external data service costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2020	2019	2020	2019
Net carrying value at beginning of period	$108.1	$103.9	$112.0	$106.2
Additions, net of disposals	9.6	14.0	17.2	23.5
Amortization	(12.6)	(11.9)	(24.1)	(23.7)
Net Carrying Value at End of Period	$105.1	$106.0	$105.1	$106.0
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $3.0 million and $6.3 million for the three and six months ended March 31, 2020 primarily due to higher depreciation and other expenses related to our new buildings in San Mateo, California and Poznan, Poland which we occupied beginning in the second half of fiscal year 2019.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, travel and entertainment, advertising and promotion, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $5.4 million and $24.1 million for the three and six months ended March 31, 2020, primarily due to lower non-employee directors’ compensation and travel and entertainment expenses, partially offset by higher CIPs expenses and impairment of intangible assets, with the decrease for the six-month period also due to a prior-year litigation settlement and lower advertising and promotion expenses and professional fees, partially offset by higher amortization of intangible assets. Non-employee directors’ compensation decreased $5.5 million and $4.4 million for the three and six months ended March 31, 2020, primarily due to the impacts of decreases in our stock price on the deferred portion, and travel and entertainment expenses decreased $3.7 million and $5.7 million primarily due to lower activity levels. These decreases were partially offset by $2.8 million of indefinite-lived intangible asset impairments related to previous acquisitions, and increases of $2.2 million and $5.9 million in CIPs expenses. The decrease for the six-month period also included a prior-year $13.9 million litigation settlement and a $3.7 million decrease in advertising and promotion expenses, as well as a $4.0 million decrease in professional fees and $4.6 million increase in intangible asset amortization, both primarily related to the prior-year acquisition of Benefit Street Partners L.L.C. (“BSP”).
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2020	2019		2020	2019
Investment and other income (losses), net	$(249.0)	$118.7	NM	$(189.4)	$59.6	NM
Interest expense	(4.2)	(5.7)	(26%)	(10.9)	(12.1)	(10%)
Other Income (Expenses), Net	$(253.2)	$113.0	NM	$(200.3)	$47.5	NM

Investment and other income (losses), net consists primarily of dividend and interest income, income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, rental income and foreign currency exchange gains (losses).
Other income (expenses), net decreased $366.2 million and $247.8 million for the three and six months ended March 31, 2020 primarily due to the impact of steep declines in market valuations on investment income amid global concerns about the COVID-19 pandemic. Equity method investees generated losses of $159.4 million and $120.3 million for the three and six-month periods, as compared to income of $47.2 million and $9.6 million in the prior-year periods, primarily due to investments held by a global equity fund. Net losses on investments of CIPs increased $99.8 million and $59.1 million for the three and six-month periods primarily from holdings of a U.S. fixed income fund and various multi-asset/balanced and global/international funds. Net losses on investments held by the Company increased $78.8 million and $55.2 million or the three and six-month periods primarily from various nonconsolidated funds and other equity and debt securities. These losses were partially offset by gains of $31.4 million and $29.1 million on a swap contract to hedge against changes in the value of an investment in a sponsored fund. Weakening of the U.S. dollar against the Euro resulted in $2.4 million and $10.9 million of foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held in Europe, as compared to net gains of $2.5 million and $7.2 million in the prior-year periods.
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
Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at March 31, 2020, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other[2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$5,801.4	$—	$—	$—	$5,801.4
Investments
Equity
Global/international	9.8	81.4	536.4	128.0	755.6
United States	36.9	7.4	43.4	69.5	157.2
Total equity	46.7	88.8	579.8	197.5	912.8
Multi-Asset/Balanced	—	13.2	24.1	109.4	146.7
Fixed Income
Tax-free	—	—	—	10.7	10.7
Taxable
Global/international	41.7	189.1	117.4	214.9	563.1
United States	26.7	549.8	140.7	89.4	806.6
Total fixed income	68.4	738.9	258.1	315.0	1,380.4
Total investments	115.1	840.9	862.0	621.9	2,439.9
Total Cash and Cash Equivalents and Investments	$5,916.5	$840.9	$862.0	$621.9	$8,241.3

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2019 for information on investment accounting classifications.

[2]
Other consists of $41.4 million of debt securities and $10.4 million of investments in life settlement contracts, both of which are measured at fair value, and $63.3 million of investments carried at adjusted cost.

TAXES ON INCOME
Our effective income tax rate was 42.9% and 25.8% for the three and six months ended March 31, 2020, as compared to 22.5% and 23.5% for the same periods in the prior fiscal year. The rate increases were primarily due to increases in U.S. taxes on foreign earnings, less benefits from earnings in lower tax jurisdictions, and net losses attributable to noncontrolling interests. The rate increase for the six-month period was also partially offset by the benefit from a statutory rate reduction enacted in India in December 2019, which also resulted in a tax benefit from the revaluation of net deferred tax liabilities. The Coronavirus Aid, Relief and Economic Security Act, which includes several corporate tax provisions and was signed into law on March 27, 2020, did not have a material impact on our income taxes.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in such jurisdictions may affect our effective income tax rate and net income.
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
As supplemental information, we are providing performance measures for “adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share,” each of which are based on methodologies other than generally accepted accounting principles (“non-GAAP measures”). Management believes these non-GAAP measures are useful indicators of our financial performance and may be helpful to investors in evaluating our relative performance against industry peers as these measures exclude the impact of CIPs and mitigate the margin variability related to sales and distribution revenues and expenses across multiple distribution channels globally. These non-GAAP measures also exclude acquisition-related expenses, certain items which management considers to be nonrecurring, unrealized investment gains and losses included in investment and other income (losses), net, and the related income tax effect of these adjustments, as applicable.
“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are defined below, along with reconciliations of operating income, operating margin, net income attributable to Franklin Resources, Inc. and diluted earnings per share on a U.S. GAAP basis to these non-GAAP measures. Non-GAAP measures should not be considered in isolation from, or as substitutes for, any financial information prepared in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.
Adjusted Operating Income
We define adjusted operating income as operating income adjusted to exclude the following:
•Revenues and expenses of CIPs, but include revenues eliminated upon consolidation of investment products.
•Acquisition-related retention compensation.
•Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities and retention awards.
•Amortization and impairment of intangible assets.
•Special termination benefits related to voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.
Adjusted Operating Margin
We calculate adjusted operating margin as adjusted operating income divided by adjusted operating revenues. We define adjusted operating revenues as operating revenues adjusted to exclude the following:
•Sales and distribution fees and a portion of investment management fees allocated to cover sales, distribution and marketing expenses paid to the financial advisers and other intermediaries who sell our funds on our behalf.
•Revenues of CIPs, but include revenues eliminated upon consolidation of investment products.

Adjusted Net Income
We define adjusted net income as net income attributable to Franklin Resources, Inc. adjusted to exclude the following:
•Activities of CIPs, including revenues, expenses, investment and other income (losses), net, and income (loss) attributable to noncontrolling interests, net of amounts eliminated upon consolidation of investment products.
•Acquisition-related retention compensation.
•Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities and retention awards.
•Amortization and impairment of intangible assets.
•Special termination benefits related to voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.
•Unrealized investment gains and losses included in investment and other income (losses), net.
•Net income tax benefit of the above adjustments based on the respective blended rates applicable to the adjustments.
Adjusted Diluted Earnings Per Share
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per-share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of CIPs are not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, and amortization and impairment of intangible assets to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to certain voluntary separation and workforce reduction initiatives because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Operating income	$356.1	$379.5	$748.8	$791.0
Add (subtract):
Operating income of consolidated investment products[1]	(10.0)	(6.1)	(23.1)	(21.6)
Acquisition-related retention	27.2	16.9	48.5	21.5
Other acquisition-related expenses	5.4	0.6	5.2	9.4
Amortization of intangible assets	4.4	3.9	9.2	4.6
Impairment of intangible assets	2.8	—	2.8	—
Special termination benefits	—	11.8	—	11.8
Adjusted operating income	$385.9	$406.6	$791.4	$816.7

Total operating revenues	$1,338.3	$1,433.8	$2,751.0	$2,845.3
Add (subtract):
Sales and distribution fees	(341.7)	(358.5)	(693.2)	(713.3)
Allocation of investment management fees for sales, distribution and marketing expenses	(82.2)	(90.9)	(174.6)	(180.6)
Net revenues of consolidated investment products[1]	(20.9)	(14.8)	(37.7)	(30.3)
Adjusted operating revenues	$893.5	$969.6	$1,845.5	$1,921.1

Operating margin	26.6%	26.5%	27.2%	27.8%
Adjusted operating margin	43.2%	41.9%	42.9%	42.5%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to Franklin Resources, Inc.	$79.1	$367.5	$429.6	$643.4
Add (subtract):
Net (income) loss of consolidated investment products[1]	(16.4)	4.4	(11.8)	1.2
Acquisition-related retention	27.2	16.9	48.5	21.5
Other acquisition-related expenses	5.4	0.6	5.2	9.4
Amortization of intangible assets	4.4	3.9	9.2	4.6
Impairment of intangible assets	2.8	—	2.8	—
Special termination benefits	—	11.8	—	11.8
Unrealized investment (gains) losses included in investment and other (income) losses, net	257.6	(66.9)	221.2	15.0
Net income tax benefit of adjustments	(27.3)	(7.6)	(33.6)	(15.5)
Adjusted net income	$332.8	$330.6	$671.1	$691.4

Diluted earnings per share	$0.16	$0.72	$0.86	$1.25
Adjusted diluted earnings per share	0.66	0.65	1.34	1.35
__________________

[1]	The impact of consolidated investment products is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues of consolidated investment products	$27.1	$21.0	$50.6	$47.1
Revenues eliminated upon consolidation of investment products	(6.2)	(6.2)	(12.9)	(16.8)
Net revenues of consolidated investment products	20.9	14.8	37.7	30.3
Expenses of consolidated investment products	10.9	8.7	14.6	8.7
Operating income of consolidated investment products	10.0	6.1	23.1	21.6
Investment and other income (losses), net of consolidated investment products	(16.9)	3.0	(36.9)	(21.7)
Less: income (loss) attributable to noncontrolling interests of consolidated investment products	(23.3)	13.5	(25.6)	1.1
Net income (loss) of consolidated investment products	$16.4	$(4.4)	$11.8	$(1.2)

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2020	2019
Operating cash flows	$141.0	$444.2
Investing cash flows	6.1	(734.2)
Financing cash flows	(64.1)	(662.8)
Net cash provided by operating activities decreased during the six months ended March 31, 2020 primarily due to a decrease in net income, higher net purchases of investments by CIPs, payments of accrued compensation and lower net sales of our investments, partially offset by higher losses from investments in equity method investees. Net cash provided by investing activities, as compared to net cash used in the prior year, primarily resulted from lower cash paid for acquisitions and net consolidation of CIPs as compared to net deconsolidation in the prior year, partially offset by net purchases of our investments as compared to net liquidations in the prior year. Net cash used in financing activities decreased primarily due to lower repurchases of common stock, higher net subscriptions in CIPs by noncontrolling interests, and proceeds from debt of CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2020	September 30, 2019
Assets
Cash and cash equivalents	$5,801.4	$5,803.4
Receivables	630.8	740.0
Investments	1,713.0	2,029.4
Total Liquid Assets	$8,145.2	$8,572.8

Liability
Debt	$697.2	$696.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2020 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,300.0 million and $3,429.0 million at March 31, 2020 and September 30, 2019, including $257.2 million and $263.3 million that were restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.

Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted commercial paper private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2020, $699.4 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.80% per annum which mature in 2022 and $400.0 million at 2.85% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at March 31, 2020.
At March 31, 2020, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business (including the pending acquisition of Legg Mason, Inc.), pay stockholder dividends, invest in our products, pay income taxes and operating expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, fund property and equipment purchases, and repay and service debt. While we expect to continue to repurchase shares to offset dilution from share-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment teams, affiliates and operations.
We declare dividends on a quarterly basis. We declared regular dividends of $0.54 per share ($0.27 per share per quarter) during the six months ended March 31, 2020 and $0.52 per share ($0.26 per share per quarter) during the six months ended March 31, 2019. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and six months ended March 31, 2020, we repurchased 2.9 million and 7.5 million shares of our common stock at a cost of $64.6 million and $188.2 million. At March 31, 2020, 39.7 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and six months ended March 31, 2019, we repurchased 4.6 million and 15.3 million shares of our common stock at a cost of $144.7 million and $471.6 million.
We redeemed $11.1 million, net of investments, from our sponsored products during the six months ended March 31, 2020, and invested $30.2 million, net of redemptions, in the prior-year period.
On February 17, 2020, we entered into an agreement to acquire Legg Mason, Inc. (“Legg Mason”). Under the merger agreement, we will acquire each outstanding share of Legg Mason common stock for $50 per share in an all-cash transaction, with an estimated aggregate purchase consideration and additional related obligations and fees of approximately $4.7 billion, and assume approximately $2 billion of Legg Mason’s outstanding debt. The merger is subject to approval by the stockholders of Legg Mason and other customary closing conditions, and is expected to close in the fourth quarter of fiscal year 2020 (third quarter of the calendar year).
On February 1, 2019, we acquired all of the outstanding ownership interests in BSP for a purchase consideration of $720.1 million in cash.

During the three months ended March 31, 2020, we purchased an office building in Edinburgh, Scotland with a total cost of approximately $40 million. During fiscal year 2019, we completed construction of two new buildings at our corporate headquarters campus in San Mateo, California with a total cost of approximately $130 million and purchased an office building in Poznan, Poland with a total cost of approximately $86 million. The buildings are used in our business operations, and portions of the Edinburgh building and California campus are leased to third parties.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Current increased liquidity risks and redemptions in these funds have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2020 or during fiscal year 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
On February 17, 2020, we entered into an agreement to acquire Legg Mason. Under the merger agreement, we will acquire each outstanding share of Legg Mason common stock for $50 per share in an all-cash transaction, with an estimated aggregate purchase consideration and additional related obligations and fees of approximately $4.7 billion, and assume approximately $2 billion of Legg Mason’s outstanding debt. The merger is subject to approval by the stockholders of Legg Mason and other customary closing conditions, and is expected to close in the fourth quarter of fiscal year 2020 (third quarter of the calendar year).
At March 31, 2020, there were no material changes in our contractual obligations, commitments and federal transition tax liability as reported in our Form 10‑K for fiscal year 2019.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2019.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2020, we were the primary beneficiary of 32 investment product VIEs.
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
Amid concerns of the market impact of the COVID-19 pandemic and declines in AUM, we performed impairment tests for goodwill and indefinite-lived intangible assets as of March 31, 2020. We performed a quantitative test for goodwill and the majority of indefinite-lived intangible assets, and recognized $2.3 million of impairment of Edinburgh Partners management contract indefinite-lived intangible assets acquired in fiscal year 2018 due to loss of mandates and investment redemptions, and $0.5 million of impairment of Canadian management contract indefinite-lived intangible assets acquired in fiscal year 2001 due to revised AUM growth rates for the associated fund products. The estimated fair values of the reporting unit and the majority of the other indefinite-lived intangible assets exceeded their carrying values by more than 45%. We estimated the discounted future cash flows for goodwill using compounded annual AUM growth rate assumptions ranging from (3.0%) to 4.0%, and for indefinite lived intangible assets from (20.0%) to 13.0%, which were developed taking into account ongoing market volatility, and a discount rate of 9.4% which is based on our weighted average cost of capital. A hypothetical 400 basis point decline in the long-term AUM growth rates or a 400 basis point increase in the discount rate would not reduce the estimated fair values of the reporting unit or other indefinite-lived intangible assets below their carrying values.
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
As of March 31, 2020, Level 3 assets represented 26% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were insignificant transfers into or out of Level 3 during the six months ended March 31, 2020.
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
AUM is generally based on the fair value of the underlying securities held by investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. As of March 31, 2020, our total AUM by fair value hierarchy level was 39% Level 1, 54% Level 2 and 7% Level 3.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.
RISK FACTORS
For any capitalized terms used but not defined herein, see “Item 1 – Business – Regulation” included in Part I of our Form 10‑K for the fiscal year ended September 30, 2019.
IMPORTANT ADDITIONAL RISKS
Our proposed acquisition of Legg Mason, Inc. remains subject to transaction-related and other risks. As previously announced, on February 17, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Legg Mason, Inc. (“Legg Mason”), pursuant to which, subject to the satisfaction or waiver of the conditions of the Merger Agreement, Legg Mason will become a wholly-owned subsidiary of Franklin. Under the Merger Agreement, at the effective time of the merger, each outstanding share of Legg Mason common stock will be converted into the right to receive from us $50 in cash, without interest. In connection with the merger, we will assume approximately $2 billion of Legg Mason’s outstanding debt. The merger is subject to the approval of the Merger Agreement by the stockholders of Legg Mason. The merger is also subject to other customary closing conditions. If any of the conditions to the merger is not satisfied, it could delay or prevent the acquisition from occurring, which could negatively impact our share price and future business and financial results.

Important transaction-related and other risk factors include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (ii) the transaction closing conditions may not be satisfied in a timely manner or at all, including due to the failure to obtain Legg Mason stockholder approval and/or required regulatory or client approvals; (iii) the announcement and pendency of the merger may disrupt the Company’s and Legg Mason’s business operations (including threatened or actual loss of personnel, clients or suppliers); (iv) the Company or Legg Mason could experience financial or other setbacks if the transaction encounters unanticipated problems; (v) anticipated benefits of the transaction, including the realization of revenue, accretion, financial benefits or returns and expense and other synergies, may not be fully realized or may take longer to realize than expected; (vi) we may be unable successfully to integrate Legg Mason’s businesses with those of the Company or to integrate the businesses within the anticipated timeframe; (vii) the outcome of legal proceedings that have been instituted, or that may be instituted, against the Company, Legg Mason or others following the announcement of the Merger Agreement and the transactions contemplated therein could affect our ability to close the transaction or cause delays in closing and could subject us to legal and financial exposure; and (viii) the COVID-19 pandemic and related risks (as discussed further below) may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the expected timing of closing and the anticipated timeline and achievement of our integration goals.
We have operated and, until completion of the merger, will continue to operate, independently of Legg Mason, and there can be no assurances that Legg Mason’s businesses can be integrated successfully. We anticipate that the overall integration of Legg Mason will be a time-consuming and expensive process that, without adequate planning and effective and timely implementation, could significantly disrupt our business. Our failure to meet the challenges involved in successfully integrating the operations of Legg Mason or to otherwise realize any of the anticipated benefits of the merger could adversely impair our business and operations as noted above.
Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, and we expect such adverse effects to continue. The outbreak and spread of contagious diseases such as the novel coronavirus (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic has resulted and will likely continue to result in a widespread national and global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. The COVID-19 pandemic has already adversely affected and will likely continue to adversely affect global economies and markets, and has resulted in a global economic downturn and disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global and national health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations.
As a global investment management organization, our business, like many others across our industry, has been and will likely continue to be negatively impacted by the current COVID-19 pandemic and ensuing economic downturn in global financial markets. The global spread of COVID-19, and the various governmental actions and economic effects related to the pandemic, have had, and are expected to continue to have, negative impacts on our business and operations, including decreased asset values, reduced demand for our products and services, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased cyber security risks. Past economic downturns have caused, and the current economic downturn is causing and is expected to continue to cause, significant volatility in our stock price, decreases and fluctuations in our AUM, revenues and income, increased liquidity risks and redemptions in our funds and other products (which could result in difficulties obtaining cash to settle redemptions), poor investment performance of our products and corporate investments, increased focus on expense management, capital resources and related planning,and could cause reputational harm, legal claims, and other factors that may arise or develop. Current increased liquidity risks and redemptions in our funds and other products have required, and may continue to require, increased cash in the form of loans or other lines of credit for them to draw on to help settle redemptions and for other related purposes. We have in some cases voluntarily determined to, and could in the future, extend such loans. In addition, such increased liquidity risks and redemptions have caused, and could continue to cause, fund closures, and could subject us to legal risks and potential financial exposure.

Our business operations are complex and conducted in numerous countries around the globe, and in order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic, which, among other matters, is dependent on the health and safety of our personnel and their ability to work remotely successfully. While we have implemented our business continuity plans globally to manage our business during this pandemic, including broad work-from-home capabilities for our personnel where feasible, there is no assurance that our efforts and planning will be sufficient to protect the health and safety of our personnel and/or maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have shelter-in-place movement restrictions on our personnel and third-party vendors and service providers that may impact our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. Further, we, like many others during this time, have been subject to an increase in phishing and other social engineering attempts by malicious actors related to COVID-19 to manipulate individuals into divulging confidential or personal information. If our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this health crisis are not effective or successful, we may be at increased risk for cyber security or data privacy incidents.
Any inability more broadly to recover successfully following the COVID-19 pandemic with respect to the economic, investment or operational impacts to our company or industry could further negatively impact our business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the extent to which the coronavirus will adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that are highly uncertain and rapidly changing. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our risk factors below, which may be heightened by COVID-19.
MARKET AND VOLATILITY RISKS
Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets have and may, from time to time, experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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
GLOBAL OPERATIONAL RISKS
Our business operations are complex and a failure to perform operational tasks properly or the misrepresentation of our services and products resulting, without limitation, in the termination of investment management agreements representing a significant portion of our AUM, could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to investors globally. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability to process and monitor a large number of transactions effectively, which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our personnel, as well as others involved in our business, such as third-party vendors, providers and other intermediaries, and subject to potential human errors. Our personnel and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent the majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products and clients. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to perform and monitor our operations properly, our business could suffer and our revenues and income could be adversely affected.
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
Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain their authorizations in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. For example, with respect to Brexit, although the U.K. has now formally left the EU as of January 31, 2020, it is still unclear what final terms may be agreed to among the parties through the December 31, 2020 implementation period, and the ultimate impact on us.
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
We may review and pursue strategic transactions that could pose risks to our business. As part of our business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges. Acquisitions and related transactions pose the risk that any business we acquire may lose customers or personnel or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Strategic transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated. Future transactions may also further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.
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

Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses, and damage our reputation. We have been, and expect to continue to be, the subject of these types of breaches and/or attacks. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, there can be no assurance that any of these measures will prove effective. The technology systems we use remain vulnerable to unauthorized access, computer viruses, potential human errors and other events and circumstances that have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause damage) or our personnel or vendors inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
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
Our inability to recover successfully, should we experience a disaster or other business continuity problem, could cause material financial loss, regulatory actions, legal liability, and/or reputational harm. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, tsunami, terrorist attack, public health crisis, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. While our operational size, the diversity of locations from which we operate, and our various back-up systems provide us with an advantage, should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how such a local or regional event may affect our personnel across our operations or with regard to particular aspects of our operations, such as key executives or personnel in our technology groups. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to recover successfully following a disaster or other business continuity problem, could adversely impact our business and operations.

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
EXPENSE AND CASH MANAGEMENT RISKS
Our future results are dependent upon maintaining an appropriate expense level. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: (i) changes in the level and scope of our operating expenses in response to market conditions or regulations, (ii) variations in the level of total compensation expense due to, among other things, bonuses, merit increases and severance costs, (iii) changes in our personnel count and mix, and competitive factors, (iv) changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses, and (v) increases in insurance expenses, including through the assumption of higher deductibles and/or co-insurance liability.
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

•
Privacy and Data Protection. There also has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, personnel and others’ information. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules, we may also be or become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the recently enacted CCPA effective January 2020, which provides for enhanced consumer protections for California residents, enforcement authority by the California Attorney General for CCPA violations, and the potential for private litigation, including statutory damages, for data security breaches. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or affected individuals, and significant legal and financial exposure.

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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. We operate in a highly-regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, from time to time, we are named as a party in litigation. We may be obligated, and under our certificate of incorporation, by-laws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, litigation, and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our regulatory licenses, reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2020, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2019.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2020 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10‑K for the fiscal year ended September 30, 2019 filed with the SEC includes a discussion of the risk factors identified by us, which are also included under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. Other than the risk factors set forth under the heading “Important Additional Risks” in the Risk Factors in Item 2 of Part I of this Form 10-Q, which are incorporated herein by reference, there were no material changes from the Risk Factors as previously disclosed in our Form 10‑K for the fiscal year ended September 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2020.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	1,251,649	$25.30	1,251,649	41,333,376
February 2020	459,224	23.33	459,224	40,874,152
March 2020	1,147,744	19.36	1,147,744	39,726,408
Total	2,858,617		2,858,617
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

2.1
Agreement and Plan of Merger, dated as of February 17, 2020, by and among Registrant, Legg Mason, Inc. and Alpha Sub, Inc., incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the SEC on February 18, 2020 (File No. 001-09318)*

3.1
Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

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

3.5
Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit 3(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Registrant’s Amended and Restated Bylaws (as adopted and effective October 22, 2018), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on October 24, 2018 (File No. 001-09318)

10.1
Voting Agreement, dated as of February 17, 2020, by and between the stockholders party thereto, and Registrant, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on February 18, 2020 (File No. 001-09318)

10.2
Registrant’s 1998 Employee Stock Investment Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 12, 2020 (File No. 001-09318)**

10.3	Registrant’s Non-Employee Director Compensation as of February 11, 2020 (filed herewith)**

10.4	Registrant’s Named Executive Officer Compensation as of February 11, 2020 and April 13, 2020 (filed herewith)**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
__________________

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	April 30, 2020	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	April 30, 2020	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer