Form 10-Q
period 2020-06-30
FRANKLIN RESOURCES INC
filed 2020-07-28
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 21, 2020: 495,356,614.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Operating Revenues
Investment management fees	$809.2	$1,019.4	$2,697.1	$2,983.6
Sales and distribution fees	302.1	367.5	995.3	1,080.8
Shareholder servicing fees	44.6	52.7	149.4	164.9
Other	32.2	37.1	97.3	92.7
Total operating revenues	1,188.1	1,476.7	3,939.1	4,322.0
Operating Expenses
Sales, distribution and marketing	368.6	462.4	1,236.4	1,356.3
Compensation and benefits	386.5	437.7	1,141.6	1,202.3
Information systems and technology	62.1	65.7	186.4	188.7
Occupancy	31.5	32.2	100.4	94.8
General, administrative and other	85.7	103.8	271.8	314.0
Total operating expenses	934.4	1,101.8	2,936.6	3,156.1
Operating Income	253.7	374.9	1,002.5	1,165.9
Other Income (Expenses)
Investment and other income (losses), net	22.9	44.2	(166.5)	103.8
Interest expense	(6.8)	(5.6)	(17.7)	(17.7)
Other income (expenses), net	16.1	38.6	(184.2)	86.1
Income before taxes	269.8	413.5	818.3	1,252.0
Taxes on income	16.1	158.9	157.7	355.8
Net income	253.7	254.6	660.6	896.2
Less: net income (loss) attributable to
Redeemable noncontrolling interests	31.3	0.1	11.8	6.2
Nonredeemable noncontrolling interests	(68.0)	8.6	(71.2)	0.7
Net Income Attributable to Franklin Resources, Inc.	$290.4	$245.9	$720.0	$889.3

Earnings per Share
Basic	$0.58	$0.48	$1.44	$1.74
Diluted	0.58	0.48	1.44	1.74

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Income	$253.7	$254.6	$660.6	$896.2
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	26.1	1.9	(18.4)	(4.8)
Net unrealized gains (losses) on defined benefit plans, net of tax	—	0.1	(0.2)	(1.0)
Net unrealized gains (losses) on investments, net of tax	(0.1)	3.6	0.1	3.5
Total other comprehensive income (loss)	26.0	5.6	(18.5)	(2.3)
Total comprehensive income	279.7	260.2	642.1	893.9
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	31.3	0.1	11.8	6.2
Nonredeemable noncontrolling interests	(68.0)	8.6	(71.2)	0.7
Comprehensive Income Attributable to Franklin Resources, Inc.	$316.4	$251.5	$701.5	$887.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS Unaudited

(in millions, except share and per share data)	June 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$6,358.7	$5,803.4
Receivables	810.3	740.0
Investments (including $572.1 and $589.7 at fair value at June 30, 2020 and September 30, 2019)	1,135.0	1,555.8
Assets of consolidated investment products
Cash and cash equivalents	617.2	154.2
Receivables	117.5	99.0
Investments, at fair value	2,274.3	2,303.9
Property and equipment, net	705.2	683.7
Goodwill	2,190.7	2,130.3
Intangible assets, net	904.1	864.2
Operating lease right-of-use assets	258.5	—
Other	245.5	197.7
Total Assets	$15,617.0	$14,532.2

Liabilities
Compensation and benefits	$439.8	$502.4
Accounts payable and accrued expenses	187.3	222.9
Dividends	142.8	137.4
Commissions	212.0	254.0
Income taxes	747.3	824.7
Debt	697.2	696.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	154.6	81.5
Debt	685.6	50.8
Deferred taxes	77.2	120.1
Operating lease liabilities	300.6	—
Other	255.1	270.6
Total liabilities	3,899.5	3,161.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	713.8	746.7
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 495,369,948 and 499,303,269 shares issued and outstanding at June 30, 2020 and September 30, 2019	49.5	49.9
Retained earnings	10,514.8	10,288.2
Accumulated other comprehensive loss	(450.1)	(431.6)
Total Franklin Resources, Inc. stockholders’ equity	10,114.2	9,906.5
Nonredeemable noncontrolling interests	889.5	717.7
Total stockholders’ equity	11,003.7	10,624.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$15,617.0	$14,532.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2020	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2
Net income (loss)				350.5		350.5	(11.4)	339.1
Other comprehensive income					55.4	55.4		55.4
Dividends declared on common stock ($0.27 per share)				(135.3)		(135.3)		(135.3)
Repurchase of common stock	(4.6)	(0.4)	(27.8)	(95.4)		(123.6)		(123.6)
Issuance of common stock	2.9	0.3	28.7			29.0		29.0
Stock-based compensation			(0.9)			(0.9)		(0.9)
Net subscriptions and other							28.2	28.2
Deconsolidation of investment product							(0.7)	(0.7)
Acquisition							19.0	19.0
Balance at December 31, 2019	497.6	$49.8	$—	$10,408.0	$(376.2)	$10,081.6	$752.8	$10,834.4
Net income				79.1		79.1	8.2	87.3
Other comprehensive loss					(99.9)	(99.9)		(99.9)
Dividends declared on common stock ($0.27 per share)				(134.6)		(134.6)		(134.6)
Repurchase of common stock	(2.9)	(0.4)	(41.7)	(22.5)		(64.6)		(64.6)
Issuance of common stock	0.6	0.1	15.9			16.0		16.0
Stock-based compensation			25.8			25.8		25.8
Net subscriptions and other							89.7	89.7
Deconsolidation of investment product							(0.6)	(0.6)
Balance at March 31, 2020	495.3	$49.5	$—	$10,330.0	$(476.1)	$9,903.4	$850.1	$10,753.5
Net income (loss)				290.4		290.4	(68.0)	222.4
Other comprehensive income					26.0	26.0		26.0
Dividends declared on common stock ($0.27 per share)				(134.6)		(134.6)		(134.6)
Repurchase of common stock	—	—	(29.1)	29.0		(0.1)		(0.1)
Issuance of common stock	0.1	—	1.0			1.0		1.0
Stock-based compensation			28.1			28.1		28.1
Net subscriptions and other							107.4	107.4
Balance at June 30, 2020	495.4	$49.5	$—	$10,514.8	$(450.1)	$10,114.2	$889.5	$11,003.7

See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2019	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income (loss)				275.9		275.9	(0.5)	275.4
Other comprehensive loss					(15.0)	(15.0)		(15.0)
Dividends declared on common stock ($0.26 per share)				(133.8)		(133.8)		(133.8)
Repurchase of common stock	(10.7)	(1.1)	(30.8)	(295.0)		(326.9)		(326.9)
Issuance of common stock	3.1	0.3	33.6			33.9		33.9
Stock-based compensation			(2.8)			(2.8)		(2.8)
Net subscriptions and other							23.1	23.1
Balance at December 31, 2018	511.5	$51.1	$—	$10,087.9	$(393.6)	$9,745.4	$331.3	$10,076.7
Net income (loss)				367.5		367.5	(7.4)	360.1
Other comprehensive income					7.1	7.1		7.1
Dividends declared on common stock ($0.26 per share)				(132.6)		(132.6)		(132.6)
Repurchase of common stock	(4.6)	(0.4)	(41.0)	(103.3)		(144.7)		(144.7)
Issuance of common stock	0.8	0.1	13.3			13.4		13.4
Stock-based compensation			27.7			27.7		27.7
Net subscriptions and other							51.0	51.0
Consolidation of investment product							24.3	24.3
Acquisition							216.1	216.1
Balance at March 31, 2019	507.7	$50.8	$—	$10,219.5	$(386.5)	$9,883.8	$615.3	$10,499.1
Net income				245.9		245.9	8.6	254.5
Other comprehensive income					5.6	5.6		5.6
Dividends declared on common stock ($0.26 per share)				(131.7)		(131.7)		(131.7)
Repurchase of common stock	(3.6)	(0.4)	(28.7)	(92.2)		(121.3)		(121.3)
Issuance of common stock			0.6			0.6		0.6
Stock-based compensation			28.1			28.1		28.1
Net subscriptions and other							30.9	30.9
Balance at June 30, 2019	504.1	$50.4	$—	$10,241.5	$(380.9)	$9,911.0	$654.8	$10,565.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended June 30,
(in millions)	2020	2019
Net Income	$660.6	$896.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	60.1	60.1
Depreciation and other amortization	72.4	67.4
Stock-based compensation	86.9	88.1
Losses (income) from investments in equity method investees	110.3	(15.1)
Gain on swap agreements	(8.9)	—
Net losses on investments of consolidated investment products	103.0	15.5
Net purchase of investments by consolidated investment products	(616.2)	(1,047.6)
Deferred income taxes	(34.5)	(1.5)
Other	10.5	27.1
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	50.9	(11.5)
Increase in receivables of consolidated investment products	(52.9)	(17.1)
Decrease in investments, net	323.5	116.2
Decrease in operating lease right-of-use assets	21.2	—
Increase (decrease) in accrued compensation and benefits	(61.0)	43.2
Decrease in commissions payable	(42.0)	(34.5)
Decrease in income taxes payable	(73.7)	(184.7)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(44.6)	104.1
Increase in accounts payable and accrued expenses of consolidated investment products	100.8	63.4
Decrease in operating lease liabilities	(19.8)	—
Net cash provided by operating activities	646.6	169.3
Purchase of investments	(416.9)	(262.3)
Liquidation of investments	529.3	195.2
Purchase of investments by consolidated collateralized loan obligations	(325.4)	—
Liquidation of investments by consolidated collateralized loan obligations	105.4	—
Issuance of loans receivable, net	(57.4)	—
Additions of property and equipment, net	(85.3)	(202.6)
Acquisitions, net of cash acquired	(81.8)	(684.2)
Net consolidation (deconsolidation) of investment products	601.2	(54.9)
Net cash provided by (used in) investing activities	269.1	(1,008.8)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited [Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2020	2019
Issuance of common stock	$12.1	$12.8
Dividends paid on common stock	(399.1)	(387.5)
Repurchase of common stock	(188.3)	(589.8)
Proceeds from loan	0.2	1.7
Payments on loan	(0.4)	(1.2)
Proceeds from debt of consolidated investment products	206.5	—
Payments on debt by consolidated investment products	(1.0)	(1.0)
Payments on contingent consideration liability	(0.1)	(20.4)
Noncontrolling interests	466.5	683.4
Net cash provided by (used in) financing activities	96.4	(302.0)
Effect of exchange rate changes on cash and cash equivalents	6.2	(11.5)
Increase (decrease) in cash and cash equivalents	1,018.3	(1,153.0)
Cash and cash equivalents, beginning of period	5,957.6	6,910.6
Cash and Cash Equivalents, End of Period	$6,975.9	$5,757.6

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$266.8	$414.9
Cash paid for interest	12.2	16.5
Cash paid for interest by consolidated investment products	1.5	1.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2019 (“fiscal year 2019”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2020.
Use of Estimates
The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Global concerns about the novel coronavirus (“COVID-19”) pandemic have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Significant estimates and assumptions made relate to, among other things, valuations for certain investments which are carried at fair value including those of consolidated investment products, the review of goodwill and intangible assets for impairment, and the calculation of income taxes. Actual results could differ from the estimates, and such differences may be material to the Company’s consolidated financial statements.
Other Significant Accounting Policies
At June 30, 2020, there were no material changes in the other significant accounting policies as reported in the Company’s Form 10-K for fiscal year 2019.
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
Accounting Guidance Not Yet Adopted
The FASB issued new guidance for the accounting for credit losses in June 2016. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost, including receivables, and an allowance for credit loss model for available-for-sale debt securities. The guidance is effective for the Company on October 1, 2020 and requires a cumulative effect adjustment to retained earnings at adoption. While the Company’s implementation efforts are ongoing, it does not expect adoption of the guidance to have a significant impact on its consolidated financial statements; however, this could be affected by additional facts and circumstances identified during implementation.

There were no other significant updates to the new accounting guidance that the Company has not yet adopted as disclosed in its Form 10-K for fiscal year 2019.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Franklin Resources, Inc.	$290.4	$245.9	$720.0	$889.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	4.2	2.6	9.7	8.8
Net Income Available to Common Stockholders	$286.2	$243.3	$710.3	$880.5

Weighted-average shares outstanding – basic	490.4	501.6	492.2	505.6
Dilutive effect of nonparticipating nonvested stock unit awards	0.3	0.7	0.5	0.5
Weighted-Average Shares Outstanding – Diluted	490.7	502.3	492.7	506.1

Earnings per Share
Basic	$0.58	$0.48	$1.44	$1.74
Diluted	0.58	0.48	1.44	1.74

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.5 million for the three and nine months ended June 30, 2020, and 0.2 million for the three and nine months ended June 30, 2019.
Note 4 – Revenues
Operating revenues by geographic area were as follows:

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended June 30, 2020
Investment management fees	$488.7	$203.3	$58.5	$41.3	$17.4	$—	$809.2
Sales and distribution fees	205.4	83.9	11.9	0.7	0.2	—	302.1
Shareholder servicing fees	37.0	5.9	—	1.7	—	—	44.6
Other	4.8	0.3	—	0.1	—	27.0	32.2
Total	$735.9	$293.4	$70.4	$43.8	$17.6	$27.0	$1,188.1

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the nine months ended June 30, 2020
Investment management fees	$1,590.7	$691.9	$201.7	$151.4	$61.4	$—	$2,697.1
Sales and distribution fees	675.1	277.5	39.6	2.2	0.9	—	995.3
Shareholder servicing fees	123.1	19.4	0.2	6.7	—	—	149.4
Other	16.9	0.9	—	0.4	1.5	77.6	97.3
Total	$2,405.8	$989.7	$241.5	$160.7	$63.8	$77.6	$3,939.1

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the three months ended June 30, 2019
Investment management fees	$585.7	$269.6	$79.3	$62.3	$22.5	$—	$1,019.4
Sales and distribution fees	240.4	111.1	15.5	0.2	0.3	—	367.5
Shareholder servicing fees	42.3	7.7	—	2.7	—	—	52.7
Other	6.1	0.3	—	0.1	2.3	28.3	37.1
Total	$874.5	$388.7	$94.8	$65.3	$25.1	$28.3	$1,476.7

	Earned From Contracts With Customers					Not Earned From Contracts With Customers[1]	Total
(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg
for the nine months ended June 30, 2019
Investment management fees	$1,684.4	$800.7	$247.8	$180.6	$70.1	$—	$2,983.6
Sales and distribution fees	702.0	328.9	47.9	0.9	1.1	—	1,080.8
Shareholder servicing fees	134.3	22.8	0.1	7.7	—	—	164.9
Other	13.3	0.9	—	0.4	2.7	75.4	92.7
Total	$2,534.0	$1,153.3	$295.8	$189.6	$73.9	$75.4	$4,322.0
__________________

[1]	Consists of revenues of consolidated investment products.
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
Investments consisted of the following:

(in millions)	June 30, 2020	September 30, 2019
Equity securities, at fair value
Sponsored funds	$396.6	$466.4
Other equity securities	130.1	63.6
Total equity securities, at fair value	526.7	530.0
Debt securities
Trading	43.6	44.2
Available-for-sale	1.8	4.0
Total debt securities	45.4	48.2
Investments in equity method investees	470.2	933.4
Other investments	92.7	44.2
Total	$1,135.0	$1,555.8

In December 2019 and May 2020, the Company entered into swap agreements with an aggregate notional value of $260.0 million to economically hedge against changes in the value of certain investments. These swaps are measured at fair value with changes in the fair value recognized in earnings. The Company recognized losses of $20.2 million and gains of $8.9 million on the swaps during the three and nine months ended June 30, 2020. At June 30, 2020, a single swap with a notional value of $60.0 million remains outstanding with a fair value of $22.3 million which is included in other assets.
The Company recognized other-than-temporary impairment of $5.0 million and $7.1 million in earnings during the three and nine months ended June 30, 2020, and $8.5 million during the three and nine months ended June 30, 2019.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of consolidated investment products. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2020
Assets
Equity securities, at fair value
Sponsored funds	$338.0	$—	$—	$58.6	$396.6
Other equity securities	10.4	10.8	0.8	108.1	130.1
Debt securities
Trading	—	26.4	17.2	—	43.6
Available-for-sale	—	1.8		—	1.8
Derivative asset	—	22.3	—	—	22.3
Total Assets Measured at Fair Value	$348.4	$61.3	$18.0	$166.7	$594.4

Liabilities
Contingent consideration liabilities	$—	$—	$24.4	$—	$24.4

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Equity securities, at fair value
Sponsored funds	$397.0	$—	$—	$69.4	$466.4
Other equity securities	22.6	3.2	0.8	37.0	63.6
Debt securities
Trading	—	24.4	19.8	—	44.2
Available-for-sale	—	4.0	—	—	4.0
Life settlement contracts	—	—	11.5	—	11.5
Total Assets Measured at Fair Value	$419.6	$31.6	$32.1	$106.4	$589.7

Level 1 assets consist primarily of sponsored funds and other equity securities for which the fair values are based on published NAV or quoted market prices. Level 2 assets consist of debt and equity securities for which the fair values are determined using independent third-party broker or dealer price quotes, and a derivative swap asset for which the fair value is based on third-party pricing models which utilize inputs that are readily available in the market. Level 3 assets consist of debt and equity securities and life settlement contracts for which the fair values are based on discounted cash flows using significant unobservable inputs.

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of a redeemable global equity fund and nonredeemable private debt, equity, infrastructure and real estate funds. The redeemable global equity fund investment of $85.1 million at June 30, 2020 can be redeemed monthly. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $41.4 million with an expected weighted-average life of 0.6 years at June 30, 2020, and $46.9 million with a weighted-average life of 1.3 years at September 30, 2019. The liquidation period for an investment in a private debt fund of $39.5 million and $48.6 million at June 30, 2020 and September 30, 2019 is unknown. The Company’s unfunded commitments to the funds totaled $4.8 million and $4.7 million at June 30, 2020 and September 30, 2019.
The fair value of the contingent consideration liabilities was primarily determined using a Monte Carlo pricing model based on estimated future revenue assumptions.
Changes in the Level 3 assets and liabilities were as follows:

	2020		2019
(in millions)	Investments	Contingent Consideration Liabilities	Investments
for the three months ended June 30,
Balance at beginning of period	$27.7	$(7.6)	$33.9
Acquisitions	—	(16.7)	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	0.8	—	2.7
Included in general, administrative and other expense	—	(0.2)	—
Purchases	2.3	—	3.7
Sales	(10.5)	—	(0.4)
Settlements	(2.3)	0.1	(2.5)
Transfers out of Level 3	—	—	(5.0)
Balance at End of Period	$18.0	$(24.4)	$32.4
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.1	$(0.2)	$0.4

	2020		2019
(in millions)	Investments	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the nine months ended June 30,
Balance at beginning of period	$32.1	$—	$32.6	$(38.7)
Acquisitions	—	(24.3)	—	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	0.1	—	6.3	—
Included in general, administrative and other expense	—	(0.2)	—	(2.0)
Purchases	14.9	—	8.7	—
Sales	(14.0)	—	(4.7)	—
Settlements	(5.1)	0.1	(3.4)	40.7
Consolidation of investment product	(10.0)	—	—	—
Transfers out of Level 3	—	—	(7.1)	—
Balance at End of Period	$18.0	$(24.4)	$32.4	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.9)	$(0.2)	$3.4	$—

There were no transfers into Level 3 during the nine months ended June 30, 2020 and 2019.

Valuation techniques and significant unobservable inputs used in the Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Debt securities, trading	$17.2	Discounted cash flow	Discount rate	0.6%–30.3% (6.7%)
			Risk premium	2.0%–9.7% (5.1%)

Contingent consideration liabilities	24.4	Monte Carlo pricing model	Revenue discount rate	6.0%–13.0% (9.5%)

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Debt securities, trading	$19.8	Discounted cash flow	Discount rate	2.7%–13.3% (6.7%)
			Risk premium	2.0%–6.1% (4.2%)

Life settlement contracts	11.5	Discounted cash flow	Life expectancy	19–107 months (57)
			Discount rate	8.0%–20.0% (13.2%)

__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the discounted cash flow valuations and Monte Carlo pricing model were independently higher (lower) as of June 30, 2020, the resulting fair value of the assets and liabilities would be lower (higher).
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2020		September 30, 2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$6,358.7	$6,358.7	$5,803.4	$5,803.4
Other investments
Time deposits	2	16.6	16.6	15.4	15.4
Equity securities	3	76.1	81.7	17.3	19.2
Loans receivable	3	58.0	58.0	—	—

Financial Liability
Debt	2	$697.2	$747.1	$696.9	$718.7

Note 7 – Consolidated Investment Products
Consolidated investment products (“CIPs”) consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. CLOs are asset-backed financing entities collateralized by a pool of corporate loans. The Company had 58 CIPs, including three CLOs, as of June 30, 2020 and 60 CIPs, none of which were CLOs, as of September 30, 2019.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$617.2	$154.2
Receivables	117.5	99.0
Investments, at fair value	2,274.3	2,303.9
Total Assets	$3,009.0	$2,557.1

Liabilities
Accounts payable and accrued expenses	$154.6	$81.5
Debt	685.6	50.8
Other liabilities	1.9	—
Total liabilities	842.1	132.3
Redeemable Noncontrolling Interests	713.8	746.7
Stockholders’ Equity
Franklin Resources, Inc.’s interests	734.5	1,129.6
Nonredeemable noncontrolling interests	718.6	548.5
Total stockholders’ equity	1,453.1	1,678.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,009.0	$2,557.1

The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2020 and 2019.
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

Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2020
Assets
Cash and cash equivalents of CLOs	$22.2	$—	$—	$—	$22.2
Receivables of CLOs	—	2.1	—	—	2.1
Investments
Equity securities	$186.2	$71.7	$393.6	$239.8	$891.3
Debt securities	1.5	395.0	85.0	—	481.5
Loans	—	588.3	8.9	—	597.2
Real estate	—	—	304.3	—	304.3
Total Assets Measured at Fair Value	$209.9	$1,057.1	$791.8	$239.8	$2,298.6

Liabilities
Other liabilities	$1.8	$0.1	$—	$—	$1.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Investments
Equity securities	$195.1	$223.9	$296.4	$204.1	$919.5
Debt securities	0.1	1,083.6	131.4	—	1,215.1
Loans	—	—	16.6	—	16.6
Real estate	—	—	152.7	—	152.7
Total Assets Measured at Fair Value	$195.2	$1,307.5	$597.1	$204.1	$2,303.9

Level 1 assets consist of cash and cash equivalents of CLOs which primarily consist of investments in a money market fund for which the fair value is based on its published NAV, and equity securities for which the fair values are based on quoted market prices. Level 2 assets consist of receivables of CLOs which consist primarily of investment trades pending settlement, debt and equity securities, and loans, the fair values for which are determined using independent third-party broker or dealer price quotes. Level 3 assets consist of equity and debt securities of entities in emerging markets, other equity and debt instruments, real estate and loans for which the fair values are determined using significant unobservable inputs in either a market-based or income-based approach.
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.7 years and 4.4 years at June 30, 2020 and September 30, 2019. The CIPs’ unfunded commitments to these funds totaled $94.0 million and $168.7 million, of which the Company was contractually obligated to fund $11.3 million and $20.6 million based on its ownership percentage in the CIPs, at June 30, 2020 and September 30, 2019.

Changes in Level 3 assets were as follows:

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2020
Balance at April 1, 2020	$351.6	$80.9	$288.0	$11.0	$731.5
Realized and unrealized gains (losses) included in investment and other income (losses), net	(26.0)	2.3	(0.4)	(0.4)	(24.5)
Purchases	120.5	2.6	12.1	—	135.2
Sales and settlements	(50.3)	(1.2)	—	(1.7)	(53.2)
Transfers out of Level 3	—	(0.1)	—	—	(0.1)
Foreign exchange revaluation	(2.2)	0.5	4.6	—	2.9
Balance at June 30, 2020	$393.6	$85.0	$304.3	$8.9	$791.8
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2020	$(25.1)	$2.3	$(0.4)	$(0.4)	$(23.6)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2020
Balance at October 1, 2019	$296.4	$131.4	$152.7	$16.6	$597.1
Realized and unrealized losses included in investment and other income (losses), net	(36.0)	(12.0)	(1.3)	(1.8)	(51.1)
Purchases	188.9	6.9	153.7	—	349.5
Sales and settlements	(53.6)	(2.3)	—	(5.9)	(61.8)
Deconsolidation	—	(40.7)	—	—	(40.7)
Transfers into Level 3	—	2.2	—	—	2.2
Transfers out of Level 3	—	(1.1)	—	—	(1.1)
Foreign exchange revaluation	(2.1)	0.6	(0.8)	—	(2.3)
Balance at June 30, 2020	$393.6	$85.0	$304.3	$8.9	$791.8
Change in unrealized losses included in net income relating to assets held at June 30, 2020	$(35.1)	$(12.0)	$(1.3)	$(1.8)	$(50.2)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2019
Balance at April 1, 2019	$257.6	$131.7	$29.1	$38.4	$456.8
Realized and unrealized gains (losses) included in investment and other income (losses), net	0.5	8.6	(0.2)	(0.7)	8.2
Purchases	38.8	—	—	1.0	39.8
Sales	(29.4)	—	—	(13.8)	(43.2)
Foreign exchange revaluation	0.1	0.3	0.2	—	0.6
Balance at June 30, 2019	$267.6	$140.6	$29.1	$24.9	$462.2
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2019	$(13.3)	$8.8	$(0.2)	$—	$(4.7)

(in millions)	Equity Securities	Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2019
Balance at October 1, 2018	$199.7	$118.0	$—	$32.3	$350.0
Acquisition	45.2	39.7	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income (losses), net	7.4	(2.4)	3.2	(2.2)	6.0
Purchases	74.2	9.4	25.6	9.2	118.4
Sales and settlements	(30.8)	(20.2)	—	(14.4)	(65.4)
Transfers into Level 3	0.1	—	—	—	0.1
Transfers out of Level 3	(25.4)	(3.6)	—	—	(29.0)
Foreign exchange revaluation	(2.8)	(0.3)	0.3	—	(2.8)
Balance at June 30, 2019	$267.6	$140.6	$29.1	$24.9	$462.2
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2019	$(6.3)	$4.9	$3.2	$(0.8)	$1.0

There were no transfers into or out of Level 3 during the three months ended June 30, 2019.
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities	$157.9	Discounted cash flow	Discount rate	3.4%–30.0% (11.3%)
			Discount for lack of marketability	17.0%
	128.3	Market comparable companies	Enterprise value/ EBITDA multiple	6.8–19.1 (10.0)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	14.3%–55.0% (31.5%)
			Enterprise value/ Revenue multiple	7.5
			Price to earnings ratio	11.0
			Price to book value ratio	0.9
	107.4	Market pricing	Private sale pricing	$0.12–$60.06 ($9.00) per share

Debt securities	75.1	Discounted cash flow	Discount rate	3.4%–17.8% (11.3%)
			Discount for lack of marketability	17.0%
			Risk premium	6.5%
	9.9	Market comparable companies	Price to earnings ratio	10.0
			Enterprise value/ EBITDA multiple	15.5

Real estate	201.9	Discounted cash flow	Discount rate	4.5%–6.0% (5.1%)
	102.4	Yield capitalization	Equivalent yield	4.2%–6.1% (5.2%)

Loans	8.9	Discounted cash flow	Loss-adjusted discount rate	0.0%–26.5% (12.8%)

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity securities	$97.2	Discounted cash flow	Discount rate	4.8%–16.3% (10.3%)
			Discount for lack of marketability	17.0%
	176.9	Market comparable companies	Enterprise value/ EBITDA multiple	4.5–11.8 (8.1)
			Discount for lack of marketability	15.0%–30.0% (23.1%)
			Risk premium	18.9%
			Enterprise value/ Revenue multiple	3.7
	22.3	Market pricing	Private sale pricing	$0.25–$20.13 ($2.06) per share

Debt securities	115.5	Discounted cash flow	Discount rate	4.8%–17.4% (9.7%)
			Discount for lack of marketability	17.0%–24.7% (22.9%)
	15.9	Market comparable companies	Price-to-earnings ratio	10.0
			Enterprise value/ EBITDA multiple	21.9

Real estate	84.7	Discounted cash flow	Discount rate	6.4%–7.4% (7.1%)
	68.0	Yield capitalization	Equivalent yield	4.3%–6.1% (5.4%)

Loans	16.6	Discounted cash flow	Loss-adjusted discount rate	3.0%–23.9% (12.0%)

__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of June 30, 2020, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of June 30, 2020, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2020		September 30, 2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$595.0	$595.0	$154.2	$154.2
Financial Liabilities
Debt of CLOs	2	$537.3	$548.0	$—	$—
Other debt	3	148.3	151.2	50.8	51.0

Debt
Debt of CIPs consisted of the following:

	June 30, 2020		September 30, 2019
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$537.3	3.61%	$—	N/A
Other debt	148.3	3.08%	50.8	5.09%
Total	$685.6		$50.8

The debt of CLOs is measured primarily based on the fair value of the assets of the CLOs less the fair value of the Company’s own economic interests in the CLOs.
The debt of CLOs had floating interest rates based on LIBOR ranging from 3.01% to 8.72% at June 30, 2020. The other debt had fixed and floating interest rates based on LIBOR ranging from 1.00% to 6.31% at June 30, 2020, and from 2.08% to 7.94% at September 30, 2019.
The contractual maturities for debt of CIPs at June 30, 2020 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020 (remainder of year)	$23.3
2021	146.4
2022	—
2023	—
2024	32.8
Thereafter	483.1
Total	$685.6

Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests of CIPs were as follows:

(in millions)
for the nine months ended June 30,	2020	2019
Balance at beginning of period	$746.7	$1,043.6
Net income	11.8	6.2
Net subscriptions and other	241.2	578.4
Net deconsolidations	(285.9)	(821.7)
Balance at End of Period	$713.8	$806.5

Collateralized Loan Obligations
The Company recognized $2.1 million and $2.3 million of net losses during the three and nine months ended June 30, 2020 related to its own economic interests in the CLOs.
The unpaid principal balance and fair value of the investments of CLOs as of June 30, 2020 were as follows:

(in millions)	Amount
Unpaid principal balance	$679.7
Difference between unpaid principal balance and fair value	(91.4)
Fair Value	$588.3

Investments 90 days or more past due were immaterial at June 30, 2020.
The unpaid principal balance of the debt of CLOs was $613.3 million at June 30, 2020.
Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)	June 30, 2020	September 30, 2019
Investments	$347.9	$458.1
Receivables	137.6	149.5
Loans receivable	58.0	—
Total	$543.5	$607.6

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. In April 2020, the Company authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and have since been closed pursuant to a wind-up determination. The loans have a fixed interest rate of 8.0% per annum, are secured by the funds’ assets and are due upon demand. At June 30, 2020, the loans have an aggregate outstanding balance of $58.0 million, and the remaining authorization available is approximately $4.8 million. The Company did not provide financial or other support to its sponsored funds during the six months ended March 31, 2020 or fiscal year 2019.
Note 9 – Leases
Lessee Arrangements
Substantially all of the Company’s leases are operating leases relating to real estate. The leases had a weighted-average remaining lease term of 8.6 years as of June 30, 2020, and generally include one or more options to renew.
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

Lease expense was as follows:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
(in millions)
Operating lease cost[1]	$14.5	$42.6
Finance lease cost	0.1	0.4
Variable lease cost[2]	—	0.5
Total lease expense	$14.6	$43.5
__________________

[1]	Substantially all is included in occupancy expense.

[2]	Consists of operating lease payments.

Supplemental cash flow information related to leases was as follows:

(in millions)	Amount
for the nine months ended June 30, 2020
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$36.8
ROU assets obtained in exchange for new/modified operating lease liabilities	10.9

The weighted-average discount rate for the operating lease liabilities as of June 30, 2020 was 2.9%. The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2020 (remainder of year)	$12.7
2021	47.9
2022	45.4
2023	42.8
2024	38.9
Thereafter	155.8
Total lease payments	343.5
Less: interest	(42.9)
Operating lease liabilities	$300.6
As of September 30, 2019, future minimum lease payments under long-term non-cancelable operating leases were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$49.5
2021	45.3
2022	40.9
2023	39.1
2024	36.7
Thereafter	149.1
Total Minimum Lease Payments	$360.6

Lessor Arrangements
The Company leases excess owned space in its San Mateo, California corporate headquarters and various other office buildings primarily in the U.S. to third parties. The leases had a weighted-average remaining lease term of 7.4 years as of June 30, 2020, and generally include one or more options to renew.

The maturities of lease payments due to the Company as of June 30, 2020 were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2020 (remainder of year)	$8.1
2021	31.0
2022	28.0
2023	28.0
2024	29.0
Thereafter	99.3
Total	$223.4

Note 10 – Commitments and Contingencies
Pending Acquisition of Legg Mason, Inc.
On February 17, 2020, the Company entered into an agreement to acquire Legg Mason, Inc. (“Legg Mason”). Under the merger agreement, the Company will acquire each outstanding share of Legg Mason common stock for $50 per share in an all-cash transaction, with an estimated aggregate purchase consideration and additional related obligations and fees of approximately $4.7 billion, and assume approximately $2 billion of Legg Mason’s outstanding debt. The merger was approved by the stockholders of Legg Mason on May 15, 2020. On July 17, 2020, the Company issued a joint press release with Legg Mason announcing that all conditions to the closing of the merger had been satisfied and the transaction is expected to close on July 31, 2020, subject to Legg Mason’s continued compliance in all material respects with its covenants under the merger agreement. The Company deposited the merger consideration in a third-party escrow account on July 17, 2020, with the funds to be released upon closing of the merger.
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, a subsidiary of Franklin, Franklin Templeton Trustee Services Private Limited (“FTTS”), announced its decision to wind-up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds”) and, as required by law, took action to convene a Fund unitholder meeting to approve the liquidation plan. Certain Fund unitholders and an industry group subsequently commenced multiple writ petition actions in India (some of which have since been dismissed) challenging the wind-up of the Funds and alleging that the Company respondents violated various regulations of the Securities and Exchange Board of India (“SEBI”), mismanaged the Funds, mispresented or omitted certain information relating to the Funds, and engaged in other alleged misconduct. The pending petitions were filed on May 22, 2020 in the High Court of Gujarat and the High Court of Madras, and on June 3, 2020 in the High Court of Delhi, and name as respondents one or more of Franklin, its subsidiaries Templeton International, Inc., FTTS, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), and certain individual directors, officers, and employees of FTAMI (collectively, the “Company Respondents”), as well as SEBI and other governmental authorities. The petitioners seek a wide range of relief, including, among other items, an order quashing the wind-up notice and blocking the unitholder vote, initiating various investigations into the Company Respondents, and allowing the petitioners to redeem their investments with interest.
On June 3, 2020, the High Court of Gujarat granted an ex parte interim injunction order staying the operation and implementation of the unitholder voting process. The Company Respondents and SEBI filed separate appeals to the Supreme Court of India and the Division Bench of the High Court of Gujarat, and the Company Respondents also filed an application to transfer all pending petitions to a single court. On June 19, 2020, the Supreme Court of India issued an order transferring petitions relating to the winding-up to the Karnataka High Court (where the matters remain pending), while declining in the meantime to review the interim stay order.
In addition, on May 27, 2020, SEBI initiated a forensic audit/inspection of Franklin Templeton Mutual Fund, FTAMI, and FTTS with respect to the Funds and certain fund-of-fund investments in one or more of the Funds, and appointed an outside auditor to conduct the review. The audit is currently ongoing.
Management strongly believes that the Company Respondents have meritorious defenses to the claims made in the petitions identified above and the Company Respondents are defending against them vigorously. The Company cannot at this time predict the eventual outcome of those petitions or the ongoing audit, or whether they will have a material negative impact on the Company. Further, the Company cannot reasonably estimate the possible loss or range of loss that may arise from any negative outcome of such matters, including due to the current stage of these matters and the non-monetary nature of the relief requested in the petitions.

Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2020 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of June 30, 2020.
Other Commitments and Contingencies
At June 30, 2020, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2019.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2020
Nonvested balance at October 1, 2019	3,778	1,854	5,632	$34.06
Granted	4,684	135	4,819	27.44
Vested	(553)	(374)	(927)	34.30
Forfeited/canceled	(288)	(542)	(830)	33.64
Nonvested Balance at June 30, 2020	7,621	1,073	8,694	$30.41

Total unrecognized compensation expense related to nonvested stock and stock unit awards was $157.3 million at June 30, 2020. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Note 12 – Other Income (Expenses)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Investment and Other Income (Losses), Net
Dividend income	$5.5	$24.2	$44.1	$74.0
Interest income	2.3	7.2	11.4	24.7
Gains (losses) on investments, net	42.3	0.3	(29.3)	(16.1)
Income (losses) from investments in equity method investees	10.0	5.5	(110.3)	15.1
Gains (losses) on swap agreements	(20.2)	—	8.9	—
Gains (losses) on investments of CIPs, net	(26.7)	1.7	(103.0)	(15.5)
Rental income	7.7	4.7	23.0	14.6
Foreign currency exchange (losses) gains, net	(0.6)	0.1	(11.5)	7.3
Other, net	2.6	0.5	0.2	(0.3)
Total	22.9	44.2	(166.5)	103.8
Interest Expense	(6.8)	(5.6)	(17.7)	(17.7)
Other Income (Expenses), Net	$16.1	$38.6	$(184.2)	$86.1

Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Interest income was primarily generated by cash equivalents, debt securities of U.S. states and political subdivisions and time deposits. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Proceeds from the sale of available-for-sale securities were $0.6 million and $1.6 million for the three and nine months ended June 30, 2020. There were no sales of available-for-sale securities in fiscal year 2019.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at June 30, 2020 and 2019 were $52.9 million and $(12.5) million for the three and nine months ended June 30, 2020, and $7.9 million and $(1.9) million for the three and nine months ended June 30, 2019.

Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the three months ended June 30, 2020
Balance at April 1, 2020	$(469.9)	$(6.4)	$0.2	$(476.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	26.1	—	(0.5)	25.6
Reclassifications to net investment and other income (losses), net of tax	—	—	0.4	0.4
Total other comprehensive income (loss)	26.1	—	(0.1)	26.0
Balance at June 30, 2020	$(443.8)	$(6.4)	$0.1	$(450.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the nine months ended June 30, 2020
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(18.8)	(0.2)	(0.5)	(19.5)
Reclassifications to net investment and other income (losses), net of tax	0.4		0.6	1.0
Total other comprehensive income (loss)	(18.4)	(0.2)	0.1	(18.5)
Balance at June 30, 2020	$(443.8)	$(6.4)	$0.1	$(450.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the three months ended June 30, 2019
Balance at April 1, 2019	$(379.6)	$(5.3)	$(1.6)	$(386.5)
Other comprehensive income
Other comprehensive income (loss) before reclassifications, net of tax	1.9	0.1	(4.9)	(2.9)
Reclassifications to net investment and other income (losses), net of tax	—	—	8.5	8.5
Total other comprehensive income	1.9	0.1	3.6	5.6
Balance at June 30, 2019	$(377.7)	$(5.2)	$2.0	$(380.9)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the nine months ended June 30, 2019
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(4.9)	(1.0)	(5.0)	(10.9)
Reclassifications to net investment and other income (losses), net of tax	0.1	—	8.5	8.6
Total other comprehensive income (loss)	(4.8)	(1.0)	3.5	(2.3)
Balance at June 30, 2019	$(377.7)	$(5.2)	$2.0	$(380.9)

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
As further noted in the “Risk Factors” section, the outbreak and spread of contagious diseases such as the novel coronavirus (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. Global and national health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the extent to which COVID-19 will adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that are highly uncertain and rapidly changing.

During our third fiscal quarter, the global equity markets rebounded amidst ongoing global concerns about the COVID-19 pandemic which caused steep declines in equities and lower government bond yields in the prior quarter. Despite easing of shutdown measures and some signs of economic recovery following significant accommodative economic efforts by governments and central banks, concerns about the severe economic impact of the ongoing COVID-19 pandemic persist. The S&P 500 Index and MSCI World Index increased 20.5% and 19.5% for the quarter and 5.7% and 2.7% for the fiscal year to date. The global bond markets were also positive as the Bloomberg Barclays Global Aggregate Index increased 3.3% during the quarter and 3.5% for the fiscal year to date.
Our total AUM at June 30, 2020 was $622.8 billion, 10% lower than at September 30, 2019 and 13% lower than at June 30, 2019. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2020 decreased 15% and 6% from the same periods in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2020	2019		2020	2019
Operating revenues	$1,188.1	$1,476.7	(20%)	$3,939.1	$4,322.0	(9%)
Operating income	253.7	374.9	(32%)	1,002.5	1,165.9	(14%)
Net income attributable to Franklin Resources, Inc.	290.4	245.9	18%	720.0	889.3	(19%)
Diluted earnings per share	$0.58	$0.48	21%	$1.44	$1.74	(17%)
Operating margin[1]	21.4%	25.4%		25.4%	27.0%

As adjusted (non-GAAP):[2]
Adjusted operating income	$270.8	$430.7	(37%)	$1,062.2	$1,247.4	(15%)
Adjusted operating margin	34.0%	43.4%		40.2%	42.8%

Adjusted net income	$348.9	$281.5	24%	$1,020.0	$972.9	5%
Adjusted diluted earnings per share	$0.70	$0.55	27%	$2.04	$1.90	7%
__________________

[1]	Defined as operating income divided by total operating revenues.

[2]
“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.

Operating income decreased $121.2 million and $163.4 million for the three and nine months ended June 30, 2020, as compared to the same periods in the prior fiscal year, as 20% and 9% decreases in operating revenues were partially offset by 15% and 7% decreases in operating expenses. Net income attributable to Franklin Resources, Inc. increased $44.5 million for the three months ended June 30, 2020 primarily due to lower taxes on income and higher investment and other income, net, less the portion attributable to noncontrolling interests, partially offset by the decrease in operating income. Net income attributable to Franklin Resources, Inc. decreased $169.3 million for the nine months ended June 30, 2020 primarily due to the impact of steep declines in market valuations amid global concerns about the COVID-19 pandemic, which resulted in net investment and other losses of $166.5 million, as compared to net gains of $103.8 million in the prior year, less the portion attributable to noncontrolling interests,and the decrease in operating income, partially offset by lower taxes on income.

Diluted earnings per share increased for the three months ended June 30, 2020 and decreased for the nine-month period, consistent with the changes in net income and the impacts of 2% and 3% decreases in diluted average common shares outstanding, primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2020.
ASSETS UNDER MANAGEMENT
AUM by investment objective was as follows:

(in billions)	June 30, 2020	June 30, 2019	Percent Change
Equity
Global/international	$127.4	$169.8	(25%)
United States	115.6	112.4	3%
Total equity	243.0	282.2	(14%)
Multi-Asset/Balanced	129.3	136.0	(5%)
Fixed Income
Tax-free	66.3	65.0	2%
Taxable
Global/international	106.6	154.9	(31%)
United States	67.2	67.9	(1%)
Total fixed income	240.1	287.8	(17%)
Cash Management	10.4	9.2	13%
Total	$622.8	$715.2	(13%)
AUM at June 30, 2020 decreased 13% from June 30, 2019 as $61.8 billion of net outflows and a $39.7 billion decrease from net market change, distributions and other were slightly offset by $9.1 billion from acquisitions.
Average AUM and the mix of average AUM by investment objective are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2020	2019		2020	2019
Equity
Global/international	$122.6	$170.8	(28%)	20%	24%
United States	106.3	110.3	(4%)	18%	16%
Total equity	228.9	281.1	(19%)	38%	40%
Multi-Asset/Balanced	124.8	134.4	(7%)	21%	19%
Fixed Income
Tax-free	65.0	64.2	1%	11%	9%
Taxable
Global/international	109.5	153.7	(29%)	18%	22%
United States	66.5	68.2	(2%)	11%	9%
Total fixed income	241.0	286.1	(16%)	40%	40%
Cash Management	10.3	9.2	12%	1%	1%
Total	$605.0	$710.8	(15%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2020	2019		2020	2019
Equity
Global/international	$143.0	$175.5	(19%)	22%	25%
United States	110.7	108.1	2%	17%	16%
Total equity	253.7	283.6	(11%)	39%	41%
Multi-Asset/Balanced	130.1	133.1	(2%)	20%	19%
Fixed Income
Tax-free	66.3	63.2	5%	10%	9%
Taxable
Global/international	126.6	151.8	(17%)	20%	22%
United States	67.0	55.8	20%	10%	8%
Total fixed income	259.9	270.8	(4%)	40%	39%
Cash Management	10.3	9.4	10%	1%	1%
Total	$654.0	$696.9	(6%)	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, foreign exchange revaluation and net cash management.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Beginning AUM	$580.3	$712.3	(19%)	$692.6	$717.1	(3%)
Long-term sales	21.9	28.4	(23%)	72.3	77.1	(6%)
Long-term redemptions	(36.7)	(38.2)	(4%)	(136.7)	(116.8)	17%
Long-term net exchanges	—	—	NM	(1.6)	(0.5)	220%
Long-term reinvested distributions	3.5	4.4	(20%)	17.0	21.2	(20%)
Net flows	(11.3)	(5.4)	109%	(49.0)	(19.0)	158%
Acquisitions	3.5	—	NM	9.1	26.4	(66%)
Net market change, distributions and other	50.3	8.3	506%	(29.9)	(9.3)	222%
Ending AUM	$622.8	$715.2	(13%)	$622.8	$715.2	(13%)
Components of the change in AUM by investment objective were as follows:

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2020	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2020	$114.7	$92.7	$118.2	$64.9	$113.3	$65.8	$10.7	$580.3
Long-term sales	4.2	7.1	2.8	1.9	3.3	2.6	—	21.9
Long-term redemptions	(8.5)	(6.2)	(5.1)	(1.9)	(12.5)	(2.5)	—	(36.7)
Long-term net exchanges	(0.3)	0.6	(0.2)	—	(0.5)	0.4	—	—
Long-term reinvested distributions	0.1	0.4	1.7	0.4	0.7	0.2	—	3.5
Net flows	(4.5)	1.9	(0.8)	0.4	(9.0)	0.7	—	(11.3)
Acquisition	—	—	3.5	—	—	—	—	3.5
Net market change, distributions and other	17.2	21.0	8.4	1.0	2.3	0.7	(0.3)	50.3
AUM at June 30, 2020	$127.4	$115.6	$129.3	$66.3	$106.6	$67.2	$10.4	$622.8

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the three months ended June 30, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at April 1, 2019	$174.4	$109.5	$134.7	$63.4	$152.5	$68.9	$8.9	$712.3
Long-term sales	4.4	4.3	3.7	2.1	12.1	1.8	—	28.4
Long-term redemptions	(10.1)	(5.4)	(5.6)	(1.9)	(12.0)	(3.2)	—	(38.2)
Long-term net exchanges	(0.9)	(0.6)	1.4	0.1	—	—	—	—
Long-term reinvested distributions	0.3	0.6	1.6	0.4	1.2	0.3	—	4.4
Net flows	(6.3)	(1.1)	1.1	0.7	1.3	(1.1)	—	(5.4)
Net market change, distributions and other	1.7	4.0	0.2	0.9	1.1	0.1	0.3	8.3
AUM at June 30, 2019	$169.8	$112.4	$136.0	$65.0	$154.9	$67.9	$9.2	$715.2
AUM increased $42.5 billion or 7% during the three months ended June 30, 2020 due to $50.3 billion of net market change, distributions and other and $3.5 billion from an acquisition, partially offset by $11.3 billion of net outflows. Net market change, distributions and other primarily consists of $52.8 billion of market appreciation and $1.9 billion increase from foreign exchange revaluation, partially offset by $4.1 billion of long-term distributions. The market appreciation occurred in all long-term investment objectives, most significantly in the equity and multi-asset/balanced investment objectives, and reflected positive returns in global equity markets as evidenced by increases of 20.5% and 19.5% in the S&P 500 Index and MSCI World Index. The net outflows included outflows of $5.8 billion from six global/international fixed income funds, $0.9 billion from a global/international equity fund and $0.6 billion from a multi-asset/balanced fund, partially offset by inflows of $2.5 billion in two U.S. equity funds. Long-term sales decreased 23% to $21.9 billion, as compared to the prior-year period, primarily due to lower sales of global/international fixed income products partially offset by higher sales of U.S. equity products, and long-term redemptions decreased 4% to $36.7 billion primarily due to lower redemptions in global/international equity products. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 13% of total AUM as of June 30, 2020, and was primarily due to weakening of the U.S. dollar against the Australian dollar, Canadian dollar and Euro.
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

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2020	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2019	$158.4	$112.1	$134.3	$66.3	$144.6	$67.4	$9.5	$692.6
Long-term sales	12.6	17.9	11.4	6.4	16.6	7.4	—	72.3
Long-term redemptions	(31.8)	(21.5)	(19.6)	(7.0)	(47.6)	(9.2)	—	(136.7)
Long-term net exchanges	(0.8)	0.6	(0.6)	(0.2)	(1.9)	1.3	—	(1.6)
Long-term reinvested distributions	2.6	5.3	4.7	1.2	2.5	0.7	—	17.0
Net flows	(17.4)	2.3	(4.1)	0.4	(30.4)	0.2	—	(49.0)
Acquisition	—	—	9.1	—	—	—	—	9.1
Net market change, distributions and other	(13.6)	1.2	(10.0)	(0.4)	(7.6)	(0.4)	0.9	(29.9)
AUM at June 30, 2020	$127.4	$115.6	$129.3	$66.3	$106.6	$67.2	$10.4	$622.8

(in billions)	Equity		Multi-Asset/ Balanced	Fixed Income			Cash Management	Total
for the nine months ended June 30, 2019	Global/ International	United States		Tax-Free	Taxable Global/ International	Taxable United States
AUM at October 1, 2018	$194.4	$115.2	$138.9	$63.9	$150.6	$44.8	$9.3	$717.1
Long-term sales	13.8	12.4	9.6	5.5	30.6	5.2	—	77.1
Long-term redemptions	(31.8)	(17.5)	(16.8)	(8.0)	(32.7)	(10.0)	—	(116.8)
Long-term net exchanges	(1.5)	(0.6)	1.3	0.1	0.2	—	—	(0.5)
Long-term reinvested distributions	4.8	5.6	4.6	1.3	4.1	0.8	—	21.2
Net flows	(14.7)	(0.1)	(1.3)	(1.1)	2.2	(4.0)	—	(19.0)
Acquisition	—	—	—	—	—	26.4	—	26.4
Net market change, distributions and other	(9.9)	(2.7)	(1.6)	2.2	2.1	0.7	(0.1)	(9.3)
AUM at June 30, 2019	$169.8	$112.4	$136.0	$65.0	$154.9	$67.9	$9.2	$715.2
AUM decreased $69.8 billion or 10% during the nine months ended June 30, 2020 due to $49.0 billion of net outflows and $29.9 billion of net market change, distributions and other, slightly offset by $9.1 billion from acquisitions. The net outflows included outflows of $22.7 billion from six global/international fixed income funds, $2.3 billion from a multi-asset/balanced fund, $2.0 billion from a U.S. equity fund, $1.7 billion from two institutional products and $1.6 billion from a global/international equity fund, which were partially offset by inflows of $3.8 billion from two U.S. equity funds and $1.2 billion in a private open-end product. Long-term sales decreased 6% to $72.3 billion, as compared to the prior-year period, as lower sales in global/international objectives were partially offset by higher sales in U.S. and multi-asset/balanced investment objectives, and long-term redemptions increased 17% to $136.7 billion due to higher redemptions of global/international fixed income, U.S. equity and multi-asset/balanced products. Net market change, distributions and other primarily consists of $20.2 billion of long-term distributions, $9.1 billion of market depreciation and a $1.5 billion decrease from foreign exchange revaluation. The market depreciation occurred in the global/international and multi-asset/balanced investment objectives, partially offset by appreciation in the other long-term investment objectives, and reflected positive returns in global equity markets as evidenced by increase of 5.7% and 2.7% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated and was primarily due to strengthening of the U.S. dollar against the Indian Rupee and Canadian dollar, partially offset by weakening of the U.S. dollar against Euro.
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

Average AUM by sales region was as follows:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2020	2019		2020	2019
United States	$426.9	$485.2	(12%)	$455.0	$471.4	(3%)
International
Europe, Middle East and Africa	75.1	91.2	(18%)	83.0	92.4	(10%)
Asia-Pacific	73.1	92.1	(21%)	82.1	90.4	(9%)
Canada	19.2	27.6	(30%)	21.6	27.9	(23%)
Latin America[1]	10.7	14.7	(27%)	12.3	14.8	(17%)
Total international	178.1	225.6	(21%)	199.0	225.5	(12%)
Total	$605.0	$710.8	(15%)	$654.0	$696.9	(6%)
__________________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 71% and 70% for the three and nine months ended June 30, 2020 and 68% for the same periods in the prior fiscal year.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A standard measure of the performance of these products is the percentage of AUM exceeding benchmarks and peer group medians. Our global/international fixed income products generated notable long-term results with 59% of AUM exceeding the peer group median comparison for the ten-year period, however, lower performance of these products during the nine months ended June 30, 2020 resulted in significant decreases from September 30, 2019 to the benchmark and peer group comparisons for the three-year period and to the benchmark comparison for the ten-year period. The performance of our multi-asset/balanced products reflects the performance of a fund that represents 68% of this category. Lower relative investment performance by this fund during the nine months ended June 30, 2020 resulted in significant decreases from September 30, 2019 to the peer group median comparison for the one-year and ten-year periods. The performance of our tax-free and U.S. taxable fixed income, as well as of our global/international equity products, has mostly lagged the benchmarks and peer group medians during the periods presented. Improved performance of our U.S. tax-free fixed income products during the nine months ended June 30, 2020 resulted in a significant increase from September 30, 2019 to the peer group median comparisons for the one-year period.

The performance of our products against benchmarks and peer group medians is presented in the table below.

	Benchmark Comparison[1,2]				Peer Group Comparison[1,3]
	% of AUM Exceeding Benchmark				% of AUM in Top Two Peer Group Quartiles
as of June 30, 2020	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity
Global/international	24%	19%	21%	25%	40%	25%	25%	30%
United States	49%	51%	42%	32%	40%	59%	80%	48%
Total equity	37%	36%	32%	28%	40%	43%	53%	39%
Multi-Asset/Balanced	9%	11%	12%	6%	13%	18%	18%	17%
Fixed Income
Tax-free	9%	27%	32%	40%	89%	48%	48%	50%
Taxable
Global/international	8%	14%	14%	49%	15%	19%	21%	59%
United States	17%	2%	1%	14%	31%	25%	8%	4%
Total fixed income	10%	16%	18%	39%	43%	29%	28%	46%
__________________

[1]	AUM measured in the 1-year benchmark and peer group rankings represents 83% and 84% of our total AUM as of June 30, 2020.

[2]	The benchmark comparisons are based on each fund’s return as compared to a market index that has been selected to be generally consistent with the investment objectives of the fund.

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

For products with multiple share classes, rankings for all share classes with applicable history in their respective time periods are included. Rankings for most institutional separate accounts are as of the prior quarter-end due to timing of availability of information. Private equity and debt funds, certain privately-offered emerging market and real estate funds, cash management funds and certain hedge and other funds are not included. Certain other funds and products were also excluded because of limited benchmark or peer group data. Had this data been available, the results may have been different. These results assume the reinvestment of dividends, are based on data available as of July 10, 2020, and are subject to revision. While we remain focused on achieving strong long-term performance, our future benchmark and peer group rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Investment management fees	$809.2	$1,019.4	(21%)	$2,697.1	$2,983.6	(10%)
Sales and distribution fees	302.1	367.5	(18%)	995.3	1,080.8	(8%)
Shareholder servicing fees	44.6	52.7	(15%)	149.4	164.9	(9%)
Other	32.2	37.1	(13%)	97.3	92.7	5%
Total Operating Revenues	$1,188.1	$1,476.7	(20%)	$3,939.1	$4,322.0	(9%)

Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by investment objective and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $210.2 million and $286.5 million for the three and nine months ended June 30, 2020 primarily due to 15% and 6% decreases in average AUM, lower effective investment management fee rates and lower performance fees. The decreases in average AUM occurred across all sales regions and primarily in the global/international investment objectives, partially offset by an increase in the U.S. taxable fixed income investment objective for the nine-month period.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 53.8 and 54.6 basis points for the three and nine months ended June 30, 2020, from 56.4 and 56.5 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower weighting of AUM in the global/international investment objectives, which generally have higher fee rates, along with a higher mix of AUM in lower-fee products within the Europe, Middle East and Africa sales region for these investment objectives. The rate decrease for the nine-month period also reflects a higher weighting of AUM in the U.S. taxable fixed income investment objective. The fee rate decreases for the three and nine months also reflect certain sponsored funds in India with total AUM of $3.3 billion at June 30, 2020 which are closed pursuant to a wind-up determination and for which the Company no longer earns investment management fees.
Performance-based investment management fees were $0.2 million and $24.7 million for the three and nine months ended June 30, 2020, and $19.2 million and $39.5 million for the same periods in the prior fiscal year. The decreases were primarily due to lower performance fees earned from separate accounts, as well as from a private debt fund for the three-month period and a real estate fund for the nine-month period.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Asset-based fees	$243.5	$297.9	(18%)	$802.9	$891.9	(10%)
Sales-based fees	52.5	66.4	(21%)	177.4	180.0	(1%)
Contingent sales charges	6.1	3.2	91%	15.0	8.9	69%
Sales and Distribution Fees	$302.1	$367.5	(18%)	$995.3	$1,080.8	(8%)

Asset-based distribution fees decreased $54.4 million and $89.0 million for the three and nine months ended June 30, 2020 primarily due to decreases of $48.3 million and $69.2 million from 14% and 6% decreases in the related average AUM, and $6.0 million and $18.5 million from a higher mix of lower-fee U.S. assets.
Sales-based fees decreased $13.9 million for the three months ended June 30, 2020 primarily due to a $16.5 million decrease from a 29% decrease in total commissionable sales, partially offset by a $2.9 million increase mainly from a higher mix of U.S. product commissionable sales. Sales-based fees decreased $2.6 million for the nine months ended June 30, 2020 primarily due to a $16.6 million decrease from a 58% decrease in non-U.S. product commissionable sales, substantially offset by a $14.0 million increase from a 9% increase in U.S. product commissionable sales. U.S. products typically generate higher sales fees than non-U.S. products. Commissionable sales represented 8% of total sales for the three and nine months ended June 30, 2020 and 2019.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and they vary with the mix of redemptions of these shares. Contingent sales charges increased $2.9 million and $6.1 million due to higher redemptions.
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
Shareholder servicing fees decreased $8.1 million and $15.5 million for the three and nine months ended June 30, 2020 primarily due to lower levels of transactions and related AUM.
Other
Other revenue decreased $4.9 million for the three months ended June 30, 2020 and increased $4.6 million for the nine months ended June 30, 2020 primarily due to changes in miscellaneous fee and consolidated investment products (“CIPs”) revenues.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2020	2019		2020	2019
Sales, distribution and marketing	$368.6	$462.4	(20%)	$1,236.4	$1,356.3	(9%)
Compensation and benefits	386.5	437.7	(12%)	1,141.6	1,202.3	(5%)
Information systems and technology	62.1	65.7	(5%)	186.4	188.7	(1%)
Occupancy	31.5	32.2	(2%)	100.4	94.8	6%
General, administrative and other	85.7	103.8	(17%)	271.8	314.0	(13%)
Total Operating Expenses	$934.4	$1,101.8	(15%)	$2,936.6	$3,156.1	(7%)
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

Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2020	2019		2020	2019
Asset-based expenses	$296.1	$371.7	(20%)	$991.1	$1,106.1	(10%)
Sales-based expenses	53.9	70.4	(23%)	185.2	190.1	(3%)
Amortization of deferred sales commissions	18.6	20.3	(8%)	60.1	60.1	0%
Sales, Distribution and Marketing	$368.6	$462.4	(20%)	$1,236.4	$1,356.3	(9%)
Asset-based expenses decreased $75.6 million and $115.0 million for the three and nine months ended June 30, 2020 primarily due to decreases of $61.0 million and $94.5 million from 15% and 8% decreases in the related average AUM and $4.8 million and $15.7 million from a higher mix of lower-fee U.S. assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $16.5 million for the three months ended June 30, 2020 primarily due to a $17.4 million decrease from a 29% decrease in total commissionable sales. Sales-based expenses decreased $4.9 million for the nine months ended June 30, 2020 primarily due to an $18.0 million decrease from 58% decrease in non-U.S. product commissionable sales, substantially offset by a $14.0 million increase from a 9% increase in U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Amortization of deferred sales commissions decreased $1.7 million for the three months ended June 30, 2020 primarily due to lower expenses resulting from decreased sales of U.S. shares and non-U.S. shares sold without a front-end sales charge.
Compensation and Benefits
Compensation and benefit expenses decreased $51.2 million and $60.7 million for the three and nine months ended June 30, 2020 due to decreases of $47.5 million and $26.8 million in salaries, wages and benefits, and $3.7 million and $33.9 million in variable compensation. Salaries, wages and benefits decreased primarily due to decreases of $32.0 million and $33.0 million in termination benefits and $12.0 million and $30.4 million from lower average staffing levels, partially offset by increases of $4.6 million and $14.8 million for annual salary increases that were effective December 1, 2019 and 2018. Acquisition-related retention compensation decreased $6.0 million for the three-month period and increased $21.0 million for the nine-month period.
Variable compensation decreased for the three-month period primarily due to decreases of $2.5 million related to acquired firms’ performance bonus plans, $1.6 million for sales-related bonuses and $1.4 million primarily related to private equity and other product performance fees, partially offset by a $2.2 million increase in bonus expense based on current expectations of our annual performance. Variable compensation decreased for the nine-month period primarily due to decreases of $36.1 million in bonus expense due to lower expectations of our annual performance, $13.1 million related to unvested mutual fund awards and $4.7 million for sales-related bonuses, partially offset by a $19.1 million increase related to acquired firms’ performance bonus plans.
We expect to incur additional acquisition-related retention expenses related to prior acquisitions of approximately $20 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $70 million in the fiscal year ending September 30, 2021 and gradually decreasing by approximately $10 million per year in the following three fiscal years. We also expect to incur additional termination benefit expenses related to workforce optimization initiatives related to the pending acquisition of Legg Mason, Inc. (“Legg Mason”) of approximately $14 million during the remainder of the fiscal year.
Variable compensation as a percentage of compensation and benefits was 32% and 29% for the three and nine months ended June 30, 2020 and 29% and 31% for the same periods in the prior fiscal year. At June 30, 2020, our global workforce had decreased to approximately 9,500 employees from approximately 9,800 at June 30, 2019.
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

Information Systems and Technology
Information systems and technology expenses decreased $3.6 million and $2.3 million for the three and nine months ended June 30, 2020 primarily due to lower technology consulting and maintenance, and external data service costs, partially offset by higher software costs.
Details of capitalized information systems and technology costs are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net carrying value at beginning of period	$105.1	$106.0	$112.0	$106.2
Additions, net of disposals	6.1	11.1	23.3	34.6
Amortization	(12.9)	(12.6)	(37.0)	(36.3)
Net Carrying Value at End of Period	$98.3	$104.5	$98.3	$104.5
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses decreased $0.7 million and increased $5.6 million for the three and nine months ended June 30, 2020. The increase for the nine-month period was primarily due to higher depreciation and other expenses related to our new buildings in San Mateo, California and Poznan, Poland which we occupied beginning in the second half of fiscal year 2019.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of fund-related service fees payable to external parties, professional fees, travel and entertainment, advertising and promotion, and other miscellaneous expenses.
General, administrative and other operating expenses decreased $18.1 million and $42.2 million for the three and nine months ended June 30, 2020, primarily due to lower travel and entertainment and advertising and promotion expenses and impairments of intangible assets, partially offset by higher CIPs expenses. The decrease for the three-month period was also partially offset by higher professional fees. The decrease for the nine-month period was also due to a prior-year litigation settlement, partially offset by higher amortization of intangible assets. Travel and entertainment expenses decreased $9.5 million and $15.2 million and advertising and promotion expenses decreased $5.8 million and $9.5 million for the three and nine months ended June 30, 2020 primarily due to lower activity levels. Impairments of intangible assets related to previous acquisitions decreased $9.3 million and $6.5 million for the three and nine months ended June 30, 2020. The decreases for the three and nine months periods were partially offset by increases of $3.2 million and $9.1 million in CIPs expenses, as well as a $4.4 million increase in professional fees for the three-month period primarily related to acquisitions. The decrease for the nine-month period also included a prior-year $13.9 million litigation settlement, partially offset by a $4.2 million increase in intangible asset amortization primarily related to the prior-year acquisition of Benefit Street Partners L.L.C. (“BSP”). Non-employee directors’ compensation increased $2.1 million for the three-month period and decreased $2.3 million for the nine-month period, primarily due to the impacts of changes in our stock price.
We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenses may increase more rapidly, or decrease more slowly, than our revenues.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2020	2019		2020	2019
Investment and other income (losses), net	$22.9	$44.2	(48%)	$(166.5)	$103.8	NM
Interest expense	(6.8)	(5.6)	21%	(17.7)	(17.7)	0%
Other Income (Expenses), Net	$16.1	$38.6	(58%)	$(184.2)	$86.1	NM
Investment and other income (losses), net consists primarily of dividend and interest income, income (losses) from equity method investees, gains (losses) on investments held by the Company and investments of CIPs, rental income and foreign currency exchange gains (losses).
Other income (expenses), net decreased $22.5 million and $270.3 million for the three and nine months ended June 30, 2020, primarily reflecting partial recovery in market valuations in the three-month period following steep declines amid global concerns about the COVID-19 pandemic during the nine-month period. Equity method investees generated losses of $110.3 million for the nine-month period, as compared to income of $15.1 million in the prior-year, primarily related to investments in two global equity funds. Net losses on investments of CIPs increased $28.4 million and $87.5 million for the three and nine-month periods primarily from holdings of various fixed income funds. Investments held by the Company generated a $42.0 million increase in net gains for the three-month period and a $13.2 million increase in net losses for the nine-month period, primarily from various nonconsolidated funds and other equity and debt securities. Swap contracts to hedge against changes in the value of certain investments generated $20.2 million of losses and $8.9 million of gains for the three and nine months ended June 30, 2020. Dividend income decreased $18.7 million and $29.9 million for the three and nine-periods primarily due to lower yields on money market funds. Interest income decreased $13.3 million for the nine-month period primarily due to lower levels of cash equivalents and debt securities and interest rates. Weakening of the U.S. dollar against the Euro resulted in $11.5 million of foreign exchange losses during the nine-month period on cash and cash equivalents denominated in U.S. dollars held in Europe, as compared to net gains of $7.3 million in the prior-year period.
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

Our cash, cash equivalents and investments portfolio by investment objective and accounting classification at June 30, 2020, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]				Total Direct Portfolio
(in millions)	Cash and Cash Equivalents and Other[2]	Equity Securities, at Fair Value	Equity Method Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$6,358.7	$—	$—	$—	$6,358.7
Investments
Equity
Global/international	36.1	165.8	185.4	145.2	532.5
United States	35.0	3.5	46.0	84.8	169.3
Total equity	71.1	169.3	231.4	230.0	701.8
Multi-Asset/Balanced	—	33.8	1.9	130.5	166.2
Fixed Income
Tax-free	—	—	—	10.9	10.9
Taxable
Global/international	44.2	47.8	111.1	281.7	484.8
United States	22.8	275.8	125.8	93.0	517.4
Total fixed income	67.0	323.6	236.9	385.6	1,013.1
Total investments	138.1	526.7	470.2	746.1	1,881.1
Total Cash and Cash Equivalents and Investments	$6,496.8	$526.7	$470.2	$746.1	$8,239.8

______________

[1]
See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2019 for information on investment accounting classifications.

[2]	Other consists of $92.7 million of investments carried at adjusted cost and $45.4 million of debt securities which are measured at fair value.
TAXES ON INCOME
Our effective income tax rate was 6.0% and 19.3% for the three and nine months ended June 30, 2020, as compared to 38.4% and 28.4% for the same periods in the prior fiscal year. The rate decreases were primarily due to the prior-year reversal of the tax benefit included in the transition tax related to U.S. taxation of deemed foreign dividends upon issuance of final regulations by the U.S. Department of Treasury for the Tax Cuts and Jobs Act of 2017, and tax benefits from capital losses subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch. The Coronavirus Aid, Relief, and Economic Security Act, which includes several corporate tax provisions and was signed into law on March 27, 2020, did not have a material impact on our income taxes.
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
Adjusted Operating Income
We define adjusted operating income as operating income adjusted to exclude the following:

•	Revenues and expenses of CIPs, net of revenues eliminated upon consolidation of investment products.

•	Acquisition-related retention compensation.

•	Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities.

•	Amortization and impairment of intangible assets.

•
Special termination benefits related to workforce optimization initiatives related to the pending acquisition of Legg Mason in fiscal year 2020, and voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.

Adjusted Operating Margin
We calculate adjusted operating margin as adjusted operating income divided by adjusted operating revenues. We define adjusted operating revenues as operating revenues adjusted to exclude the following:

•
Sales and distribution fees and a portion of investment management fees allocated to cover sales, distribution and marketing expenses paid to the financial advisers and other intermediaries who sell our funds on our behalf.

•	Revenues of CIPs, net of revenues eliminated upon consolidation of investment products.

Adjusted Net Income
We define adjusted net income as net income attributable to Franklin Resources, Inc. adjusted to exclude the following:

•
Activities of CIPs, including revenues, expenses, investment and other income (losses), net, and income (loss) attributable to noncontrolling interests, net of amounts eliminated upon consolidation of investment products.

•	Acquisition-related retention compensation.

•	Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities and retention awards.

•	Amortization and impairment of intangible assets.

•
Special termination benefits related to workforce optimization initiatives related to the pending acquisition of Legg Mason in fiscal year 2020, and voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.

•	Unrealized investment gains and losses included in investment and other income (losses), net.

•	Net income tax benefit of the above adjustments based on the respective blended rates applicable to the adjustments.
Adjusted Diluted Earnings Per Share
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per-share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of CIPs are not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, and amortization and impairment of intangible assets to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to the pending acquisition of Legg Mason in fiscal year 2020 and certain voluntary separation and workforce reduction initiatives because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Operating income	$253.7	$374.9	$1,002.5	$1,165.9
Add (subtract):
Operating income of consolidated investment products[1]	(16.2)	(18.8)	(39.3)	(40.4)
Acquisition-related retention	15.5	21.5	64.0	43.0
Other acquisition-related expenses (gain)	4.4	(0.1)	9.6	9.3
Amortization of intangible assets	4.7	5.1	13.9	9.7
Impairment of intangible assets	—	9.3	2.8	9.3
Special termination benefits	8.7	38.8	8.7	50.6
Adjusted operating income	$270.8	$430.7	$1,062.2	$1,247.4

Total operating revenues	$1,188.1	$1,476.7	$3,939.1	$4,322.0
Add (subtract):
Sales and distribution fees	(302.1)	(367.5)	(995.3)	(1,080.8)
Allocation of investment management fees for sales, distribution and marketing expenses	(66.5)	(94.9)	(241.1)	(275.5)
Net revenues of consolidated investment products[1]	(22.0)	(21.4)	(59.7)	(51.7)
Adjusted operating revenues	$797.5	$992.9	$2,643.0	$2,914.0

Operating margin	21.4%	25.4%	25.4%	27.0%
Adjusted operating margin	34.0%	43.4%	40.2%	42.8%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Franklin Resources, Inc.	$290.4	$245.9	$720.0	$889.3
Add (subtract):
Net (income) loss of consolidated investment products[1]	5.7	0.4	(6.1)	1.6
Acquisition-related retention	15.5	21.5	64.0	43.0
Other acquisition-related expenses (gain)	2.7	(0.1)	7.9	9.3
Amortization of intangible assets	4.7	5.1	13.9	9.7
Impairment of intangible assets	—	9.3	2.8	9.3
Special termination benefits	8.7	38.8	8.7	50.6
Unrealized investment (gains) losses included in investment and other (income) losses, net	26.7	(24.9)	247.9	(9.9)
Net income tax benefit of adjustments	(5.5)	(14.5)	(39.1)	(30.0)
Adjusted net income	$348.9	$281.5	$1,020.0	$972.9

Diluted earnings per share	$0.58	$0.48	$1.44	$1.74
Adjusted diluted earnings per share	0.70	0.55	2.04	1.90
__________________

[1]	The impact of consolidated investment products is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues of consolidated investment products	$27.0	$28.3	$77.6	$75.4
Revenues eliminated upon consolidation of investment products	(5.0)	(6.9)	(17.9)	(23.7)
Net revenues of consolidated investment products	22.0	21.4	59.7	51.7
Expenses of consolidated investment products	5.8	2.6	20.4	11.3
Operating income of consolidated investment products	16.2	18.8	39.3	40.4
Investment and other income (losses), net of consolidated investment products	(42.0)	(16.6)	(78.9)	(38.3)
Less: income (loss) attributable to noncontrolling interests of consolidated investment products	(20.1)	2.6	(45.7)	3.7
Net income (loss) of consolidated investment products	$(5.7)	$(0.4)	$6.1	$(1.6)

LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2020	2019
Operating cash flows	$646.6	$169.3
Investing cash flows	269.1	(1,008.8)
Financing cash flows	96.4	(302.0)
Net cash provided by operating activities increased during the nine months ended June 30, 2020 primarily due to lower net purchases of investments by CIPs, higher net sales of our investments, higher losses from investments in equity method investees and lower taxes payable, partially offset by decreases in net income, accounts payable and accrued expenses, and accrued compensation and benefits. Net cash provided by investing activities, as compared to net cash used in the prior year, primarily resulted from net consolidation of CIPs as compared to net deconsolidation in the prior year, lower cash paid for acquisitions, net liquidations of our investments as compared to net purchases in the prior year, and lower net additions of property and equipment, partially offset by net purchases of investments by CLOs. Net cash provided by financing activities, as compared to net cash used in the prior year, primarily resulted from lower repurchases of common stock and proceeds from debt of CIPs, partially offset by lower net subscriptions in CIPs by noncontrolling interests.
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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2020	September 30, 2019
Assets
Cash and cash equivalents	$6,358.7	$5,803.4
Receivables	810.3	740.0
Investments	1,145.0	2,029.4
Total Liquid Assets	$8,314.0	$8,572.8

Liability
Debt	$697.2	$696.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2020 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,005.6 million and $3,429.0 million at June 30, 2020 and September 30, 2019, including $253.5 million and $263.3 million that were restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.

Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted commercial paper private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2020, $699.4 million of the notes were outstanding with an aggregate face value of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.80% per annum which mature in 2022 and $400.0 million at 2.85% per annum which mature in 2025.
Interest on the notes is payable semi-annually. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. The indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at June 30, 2020.
At June 30, 2020, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We declare dividends on a quarterly basis. We declared regular dividends of $0.81 per share ($0.27 per share per quarter) during the nine months ended June 30, 2020 and $0.78 per share ($0.26 per share per quarter) during the nine months ended June 30, 2019. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and nine months ended June 30, 2020, we repurchased 4 thousand and 7.5 million shares of our common stock at a cost of $0.1 million and $188.3 million. At June 30, 2020, 39.7 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and nine months ended June 30, 2019, we repurchased 3.6 million and 18.9 million shares of our common stock at a cost of $121.3 million and $592.9 million.
We redeemed $339.9 million, net of investments, from our sponsored products during the nine months ended June 30, 2020, and invested $198.8 million, net of redemptions, in the prior-year period.
On February 17, 2020, we entered into an agreement to acquire Legg Mason. Under the merger agreement, we will acquire each outstanding share of Legg Mason common stock for $50 per share in an all-cash transaction, with an estimated aggregate purchase consideration and additional related obligations and fees of approximately $4.7 billion, and assume approximately $2 billion of Legg Mason’s outstanding debt. The merger was approved by the stockholders of Legg Mason on May 15, 2020. On July 17, 2020, we issued a joint press release with Legg Mason announcing that all conditions to the closing of the merger had been satisfied and the transaction is expected to close on July 31, 2020, subject to Legg Mason’s continued compliance in all material respects with its covenants under the merger agreement. We deposited the merger consideration in a third-party escrow account on July 17, 2020, with the funds to be released upon closing of the merger.

On February 1, 2019, we acquired all of the outstanding ownership interests in BSP for a purchase consideration of $720.1 million in cash.
During the nine months ended June 30, 2020, we completed acquisitions with a total purchase consideration of $86.3 million in cash, including the acquisitions of Pennsylvania Trust Company, AdvisorEngine Inc. and Athena Capital Advisors, LLC.
In February 2020, we purchased an office building in Edinburgh, Scotland with a total cost of approximately $40 million. During fiscal year 2019, we completed construction of two new buildings at our corporate headquarters campus in San Mateo, California with a total cost of approximately $130 million and purchased an office building in Poznan, Poland with a total cost of approximately $86 million. The buildings are used in our business operations, and portions of the Edinburgh building and California campus are leased to third parties.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Current increased liquidity risks and redemptions in these funds have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. In April 2020, we authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and have since been closed pursuant to a wind-up determination. The loans have a fixed interest rate of 8.0% per annum, are secured by the funds’ assets and are due upon demand. At June 30, 2020, the loans have an aggregate outstanding balance of $58.0 million, and the remaining authorization available is approximately $4.8 million. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2020 or during fiscal year 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
On February 17, 2020, we entered into an agreement to acquire Legg Mason. Under the merger agreement, we will acquire each outstanding share of Legg Mason common stock for $50 per share in an all-cash transaction, with an estimated aggregate purchase consideration and additional related obligations and fees of approximately $4.7 billion, and assume approximately $2 billion of Legg Mason’s outstanding debt. The merger was approved by the stockholders of Legg Mason on May 15, 2020. On July 17, 2020, we issued a joint press release with Legg Mason announcing that all conditions to the closing of the merger had been satisfied and the transaction is expected to close on July 31, 2020, subject to Legg Mason’s continued compliance in all material respects with its covenants under the merger agreement. The Company deposited the merger consideration in a third-party escrow account on July 17, 2020, with the funds to be released upon closing of the merger.
At June 30, 2020, there were no material changes in our contractual obligations, commitments and federal transition tax liability as reported in our Form 10‑K for fiscal year 2019.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2019.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of June 30, 2020, we were the primary beneficiary of 35 investment product VIEs.

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
Subsequent to the impairment tests performed as of March 31, 2020, we monitored market conditions, including changes in our AUM and weighted-average cost of capital, and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
As of June 30, 2020, we performed a quantitative test for a BSP management contract indefinite-lived intangible asset due to a reduction in the revenue growth rate assumption for the associated fund based on market volatility and declines in interest rates. The estimated fair value of the indefinite-lived intangible asset approximated its carrying value. The Company will continue to monitor the key assumptions and delays in economic recovery may result in future impairment. There were no other events or circumstances which would indicate that goodwill or our other indefinite-lived intangible assets might be impaired subsequent to the impairment tests performed as of March 31, 2020.
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
As of June 30, 2020, Level 3 assets represented 28% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were insignificant transfers into or out of Level 3 during the nine months ended June 30, 2020.
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
AUM is generally based on the fair value of the underlying securities held by investment products and is calculated using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or market prices or price quotes adjusted for observable price movements after the close of the primary market. The fair values of securities for which market prices are not readily available are valued internally using various methodologies which incorporate significant unobservable inputs as appropriate for each security type. As of June 30, 2020, our total AUM by fair value hierarchy level was 38% Level 1, 56% Level 2 and 6% Level 3.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.

RISK FACTORS
For any capitalized terms used but not defined herein, see “Item 1 – Business – Regulation” included in Part I of our Form 10‑K for the fiscal year ended September 30, 2019.
IMPORTANT ADDITIONAL RISKS
Our pending acquisition of Legg Mason, Inc. remains subject to transaction-related and other risks. As previously announced, on February 17, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Legg Mason, pursuant to which, subject to the satisfaction or waiver of the conditions of the Merger Agreement, Legg Mason will become a wholly-owned subsidiary of Franklin. Under the Merger Agreement, at the effective time of the merger, each outstanding share of Legg Mason common stock will be converted into the right to receive from us $50 in cash, without interest. In connection with the merger, we will assume approximately $2 billion of Legg Mason’s outstanding debt. The merger was approved by the stockholders of Legg Mason on May 15, 2020. On July 17, 2020, we issued a joint press release with Legg Mason announcing that all conditions to the closing of the merger had been satisfied and the transaction is expected to close on July 31, 2020, subject to Legg Mason’s continued compliance in all material respects with its covenants under the Merger Agreement.
Important transaction-related and other risk factors include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (ii) the transaction closing remains subject to Legg Mason’s continued compliance in all material respects with its covenants under the Merger Agreement; (iii) the Company or Legg Mason could experience financial or other setbacks if the transaction and/or integration encounters unanticipated problems; (iv) anticipated benefits of the transaction, including the realization of revenue, accretion, financial benefits or returns and expense and other synergies, may not be fully realized or may take longer to realize than expected; (v) we may be unable successfully to integrate Legg Mason’s businesses with those of the Company or to integrate the businesses within the anticipated timeframe; (vi) the outcome of legal proceedings that may be instituted against the Company, Legg Mason or others relating to the Merger Agreement and the transactions contemplated therein could affect our ability to close the transaction or cause delays in closing and/or could subject us to legal and financial exposure; and (vii) the COVID-19 pandemic and related risks (as discussed further below) may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our integration goals.
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

As a global investment management organization, our business, like many others across our industry, has been and will likely continue to be negatively impacted by the current COVID-19 pandemic, including by the potential reoccurrence of periods of increased spread of COVID-19, and ensuing economic downturn in global financial markets. The global spread of COVID-19, and the various governmental actions and economic effects related to the pandemic, have had, and are expected to continue to have, negative impacts on our business and operations, including decreased asset values, reduced demand for our products and services, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased cyber security risks. Past economic downturns have caused, and the current economic downturn is causing and is expected to continue to cause, significant volatility in our stock price, decreases and fluctuations in our AUM, revenues and income, increased liquidity risks and redemptions in our funds and other products (which could result in difficulties obtaining cash to settle redemptions), poor investment performance of our products and corporate investments, increased focus on expense management, capital resources and related planning,and could cause reputational harm, legal claims, and other factors that may arise or develop. Current increased liquidity risks and redemptions in our funds and other products have required, and may continue to require, increased cash in the form of loans or other lines of credit for them to draw on to help settle redemptions and for other related purposes. We have in some cases voluntarily determined to, and without obligation could in the future, extend such loans. In addition, such increased liquidity risks and redemptions have caused, and could continue to cause, fund closures and related regulatory reviews or investigations and legal claims or actions could subject us to legal risks and potential financial exposure.
Our business operations are complex and conducted in numerous countries around the globe, and in order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic, which, among other matters, is dependent on the health and safety of our personnel, the ability of our personnel to work remotely successfully, and our ability to have our personnel return to work at our offices safely and effectively in compliance with applicable requirements. While we have implemented our business continuity plans globally to manage our business during this pandemic, including broad work-from-home capabilities for our personnel where feasible and, as governmental shelter-in-place restrictions have been lifted in various jurisdictions, we have implemented measures for the return of a portion of our personnel to certain of our offices, there is no assurance that our efforts and planning for either environment will be sufficient to protect the health and safety of our personnel and/or maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have shelter-in-place movement restrictions on our personnel and third-party vendors and service providers that may impact our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. Further, we, like many others during this time, have been subject to an increase in phishing and other social engineering attempts by malicious actors related to COVID-19 to manipulate individuals into divulging confidential or personal information. If our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this health crisis are not effective or successful, we may be at increased risk for cyber security or data privacy incidents.
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
Failure to establish adequate controls and risk management policies, or the circumvention of controls and policies, could have an adverse effect on our operations, reputation and financial position. Although we have adopted comprehensive risk management, operational and financial controls and compliance policies, procedures and programs that are subject to regular review and update, we cannot ensure that these measures will enable us effectively to identify and manage internal and external risks including those related to fraudulent activity and dishonesty. We are subject to the risk that our employees, contractors, vendors and other third parties may deliberately or recklessly circumvent or violate our controls to commit fraud against our business, products and/or client accounts, pay or solicit bribes, or otherwise act in ways inconsistent with our controls, policies, workplace culture and business principles. Continued attempts to circumvent our policies and controls or repeated incidents involving violation of controls and policies, fraud or conflicts of interests could negatively impact our business and reputation and result in adverse publicity, regulatory investigations and actions, legal proceedings and losses and adversely affect our operations, reputation, AUM and financial results.

Failure to protect our intellectual property may negatively impact our business. Although we take steps to safeguard and protect our intellectual property, including but not limited to our trademarks, patents, copyrights and trade secrets, there can be no assurance that we will be able effectively to protect our rights. If our intellectual property rights were violated, we could be subject to economic and reputational harm that could negatively impact our business and competitiveness in the marketplace. Conversely, while we take efforts to avoid infringement of the intellectual property of third parties, if we are deemed to infringe on a third party’s intellectual property rights it could expose us to litigation risks, license fees and reputational harm.
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
We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets. Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past caused, and could in the future cause, the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.
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
Harm to our reputation may negatively impact our revenues and income. Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our brands or reputation are harmed, existing clients may reduce amounts held in, or withdraw entirely from, our products, or our clients and products may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. In addition, reputational harm may prevent us from attracting new clients or developing new business.
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
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation. We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. We have been, and expect to continue to be, the subject of these types of risks, breaches and/or attacks, as well as attempts to co-opt our brand. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, there can be no assurance that any of these measures will prove effective. The technology systems we use remain vulnerable to denial of service attacks, unauthorized access, computer viruses, potential human errors and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage) or our personnel or vendors inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
Potential system disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon could result in: (i) material financial loss or costs, (ii) delays in clients’ ability to access account information or in our ability to process transactions, (iii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iv) loss of valuable information, (v) breach of client and vendor contracts, (vi) liability for stolen assets, information or identity, (vii) remediation costs to repair damage caused by the failure or breach, (viii) additional security and organizational costs to mitigate against future incidents, (ix) reputational harm, (x) loss of confidence in our business and products, (xi) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xii) regulatory investigations or actions, and/or (xiii) legal claims, litigation, and liability costs. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, the failure to manage and operate properly the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.
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
LEGAL AND REGULATORY RISKS
We are subject to extensive, complex, overlapping and frequently changing rules, regulations, policies, and legal interpretations. There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations, around the world. Political and electoral changes, developments and conflicts have in the past introduced, and may in the future introduce, additional uncertainty. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to financial reporting and other disclosure matters, securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, intellectual property, data protection, privacy, sanctions programs, and escheatment requirements. We may be adversely affected by a failure to comply with applicable laws, regulations and changes in the countries in which we operate. For a more extensive discussion of the laws, regulations and regulators to which we are subject, see “Item 1 – Business – Regulation” included in Part I of our Form 10-K for the fiscal year ended September 30, 2019.
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

•
SEC Regulation Best Interest. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers, that effective June 30, 2020, among other things: (i) require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, (ii) raise the broker-dealer standard of conduct beyond existing suitability obligations, and (iii) require a new relationship summary disclosure document to inform retail clients of the nature of the broker-dealers’ relationships with investment professionals and registered investment advisers, including a description of services offered, the legal standards of conduct that apply to each, the fees a client might pay, and conflicts of interest that may exist.

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
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results. We operate in a highly-regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, from time to time, we are named as a party in litigation. We may be obligated, and under our certificate of incorporation, bylaws and standard form of director indemnification agreement we are obligated under certain conditions, or we may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, litigation, and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our regulatory licenses, reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2020, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2019.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2020.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	2,942	$16.83	2,942	39,723,466
May 2020	741	18.87	741	39,722,725
June 2020	263	20.85	263	39,722,462
Total	3,946		3,946
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 28, 2020	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	July 28, 2020	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer