Form 10-K
period 2020-09-30
FRANKLIN RESOURCES INC
filed 2020-11-23
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2020 (the last business day of registrant’s second quarter of fiscal year 2020), was $4.6 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2020: 504,591,594.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2020, are incorporated by reference into Part III of this report.

PART I
FORWARD-LOOKING STATEMENTS.
This Annual Report on Form 10‑K (“Annual Report”) and the documents incorporated by reference herein may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and generally can be identified by words or phrases written in the future tense and/or preceded by words such as “anticipate,” “believe,” “could,” “depends,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “seek,” “should,” “will,” “would,” or other similar words or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements.
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. The forward-looking statements contained in this Annual Report or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Annual Report, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.”
While forward-looking statements are our best prediction at the time that they are made, you should not rely on them and are cautioned against doing so. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other possible future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They are neither statements of historical fact nor guarantees or assurances of future performance. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.
If a circumstance occurs after the date of this Annual Report that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we undertake no obligation to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, to reflect any change in assumptions, beliefs or expectations, or any change in events, conditions or circumstances upon which any forward-looking statement is based, unless required by law.

Item 1.	Business.
GENERAL
Franklin Resources, Inc. (“Franklin”) is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. Franklin’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN” and is included in the Standard & Poor’s 500 Index. In this Annual Report, Franklin and its subsidiaries are collectively referred to as the “Company,” and words such as “we,” “us,” “our” and similar terms refer to the Company.
We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. In addition, pursuant to our acquisition of Legg Mason, Inc. (“Legg Mason”) on July 31, 2020, as described further below, we acquired certain additional brand names including Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Martin Currie®, QS Investors®, Royce® Investment Partners and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names.
We are a global investment management organization with $1,418.9 billion in assets under management (“AUM”) as of September 30, 2020. Our mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through our investment adviser subsidiaries (“specialist investment managers”), including those acquired through our Legg Mason acquisition, we bring extensive capabilities in fixed income, equity, custom multi-asset solutions and alternatives. With more than 70 years of investment experience, we are committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions. Our specialist investment managers offer diverse perspectives and specialized expertise across asset classes and strategies, distributed to both institutional and retail clients.

Through our investment products, we provide investment management and related services to retail, institutional and high-net-worth investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of products and vehicles and via multiple points of access, including directly to investors and through financial intermediaries. Our investment products include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Our sponsored funds include registered funds (including exchange-traded funds, or “ETFs”) and unregistered funds. We offer a broad product mix of fixed income, equity, multi-asset, alternative and cash management asset classes and solutions that meet a variety of investment goals and needs for investors. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
We offer our clients the combined experience of our investment professionals with expertise across asset classes and a sharp focus on managing risk. We aim to deliver strong investment performance for our clients by offering a broad range of strategies and drawing on the extensive experience and perspective gained through our long history in the investment management business.
We know that success demands smart and effective business innovation, solutions and technologies, and we remain focused on investment excellence, innovating to meet evolving client goals, and building strong partnerships by delivering superior client service. We continue to focus on the long-term investment performance of our investment products and on providing high quality customer service to our clients.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Acquisition of Legg Mason
On July 31, 2020, we completed our acquisition of Legg Mason pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of February 17, 2020, by and among Franklin, Legg Mason and Alpha Sub, Inc., a wholly-owned subsidiary of Franklin (the “Merger Agreement”), pursuant to which Legg Mason became a wholly-owned subsidiary of Franklin. Under the Merger Agreement, at the effective time of the acquisition, we acquired all of the outstanding common stock of Legg Mason for a purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements. Legg Mason has outstanding debt with an aggregate maturity value of $2.0 billion. The transaction increased our assets under management by $797.4 billion as of the date of the acquisition. The acquisition significantly deepens our presence in key geographies and creates an expansive investment platform that is well balanced between institutional and retail client AUM.
Other Recent Development
Effective October 1, 2020, the capabilities of QS Investors, which became one of our specialist investment managers through the Legg Mason acquisition, were combined with our Franklin Templeton Multi-Asset Solutions group to form Franklin Templeton Investment Solutions, a solutions platform designed to deliver an expanded range of investment capabilities to clients. Our combined teams of investment professionals oversee various multi-asset strategies, leveraging a broad spectrum of investment capabilities from fundamental to quantitative.
Company History
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton family of funds, known for its global investing strategies and value style of investing, in 1992, (ii) the Franklin Mutual Series family of funds, known for its value-oriented equity funds, in 1996, (iii) the Franklin Bissett family of funds, known for its Canadian taxable fixed income funds and growth-oriented equity funds, in 2000, (iv) the Fiduciary Trust investment management, trust and fiduciary services firm, in 2001, (v) the Darby family of funds, known for its emerging markets investing strategies, in 2003, (vi) the Balanced Equity Management Pty. Limited specialty Australian equity manager, in 2011, (vii) the K2 Advisors hedge funds solutions provider, in 2012, (viii) the Edinburgh Partners global value investment manager based in the United Kingdom (the “U.K.”), in 2018, (ix) the Benefit Street Partners U.S. alternative credit manager, in 2019, (x) the Athena Capital Advisors investment and wealth management firm, in March 2020, (xi) The Pennsylvania Trust Company investment management, trust and fiduciary services firm, in May 2020, and (xii) the Legg Mason global investment management organization, including certain specialist investment managers, on July 31, 2020.
OUR BUSINESS STRUCTURE
We believe in the value of active investment management. Through our subsidiaries, we are committed to helping investors navigate global markets, as well as continuing to evolve and build on our strengths to meet the needs of our clients. Through our investment products, including our expanded products acquired through the Legg Mason transaction, we serve a variety of clients including retail, institutional and high-net-worth investors in regions and jurisdictions worldwide. We generally derive our revenues and net income from providing investment management and related services to our products and sub-advised products. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and relative mix of our AUM and the types of services provided. These fees and arrangements change from time to time.
Our business is conducted through our subsidiaries, including those specialist investment managers registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), those registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, China, Hong Kong, Ireland, India, Japan, Luxembourg, Malaysia, Mexico, Singapore, Switzerland, South Korea, Commonwealth of The Bahamas, the United Arab Emirates, the U.K., and certain other subsidiaries.
Our U.S.-registered funds and most of our non-U.S.-registered funds operate as independent companies subject to the supervision and oversight of the funds’ own boards of directors or trustees. Most of our funds are registered open-end funds that continuously offer their shares to investors. We also offer registered closed-end funds that issue a set number of shares to investors in a public offering which shares are then traded on a public stock exchange. Our specialist investment managers manage a fund’s portfolio of securities in accordance with the fund’s stated objectives. The funds themselves do not have employees. To support the funds’ operations, our subsidiaries either provide or arrange for the investment and other management, shareholder servicing and administrative services required by the funds. We have outsourced certain administration services for our funds to third-party providers. An investor may purchase shares of an open-end fund through a broker-dealer, financial adviser, bank or other similar financial intermediary that provides investment advice to the investor, or an investor may purchase shares of a closed-end fund on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to fund shares sold to investors.
Our AUM by Asset Class
We offer a broad product mix under our fixed income, equity, multi-asset, alternative and cash management asset classes and solutions to meet a variety of investment goals. Our fees for providing investment management services are generally based on a percentage of AUM in the accounts that we advise, the asset classes of the accounts, and the types of services that we provide for the accounts. As of September 30, 2020, our total AUM by asset class on a worldwide basis was as follows:

Asset Class	Value in Billions	Percentage of Total AUM
Fixed Income	$656.7	46%
Equity	432.0	31%
Multi-Asset	133.8	9%
Alternative	124.0	9%
Cash Management	72.4	5%
Total	$1,418.9	100%
See “Assets under Management” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information.

Broadly speaking, other than changes in net assets due to acquisitions or dispositions by us (such as our acquisition of Legg Mason), the change in the net assets of our products depends primarily upon two factors: (i) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments, and (ii) the level of inflows as compared to the level of outflows. We are subject to the risk of asset volatility resulting from changes in the global capital markets. In addition, changing market conditions and the evolving needs of our clients may cause a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM.
Our AUM by Product Type
We believe, despite market risks, that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients. As of September 30, 2020, our total AUM by product type was as follows:

(in billions) Asset Class	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other Accounts, Alternative Investment Products and Trusts	Total
Fixed Income	$199.1	$69.0	$342.8	$30.1	$15.7	$656.7
Equity	215.4	71.2	57.2	65.4	22.8	432.0
Multi-Asset	81.9	8.0	6.4	7.8	29.7	133.8
Alternative	6.0	9.0	33.1	—	75.9	124.0
Cash Management	36.4	35.0	1.0	—	—	72.4
Total	$538.8	$192.2	$440.5	$103.3	$144.1	$1,418.9
U.S. Funds. Our U.S. funds include U.S.-registered open-end and closed-end funds, ETFs and other products. As of September 30, 2020, our five largest U.S. funds represented, in the aggregate, 11% of total AUM.
Non-U.S. Funds. Our non-U.S. funds include a variety of funds principally domiciled in Luxembourg or Ireland, registered for sale to non-U.S. investors in certain other countries, and products for the particular local market.
Institutional Separate Accounts. Our institutional separate accounts are for various institutions for which we serve as an investment adviser.
Retail Separately Managed Accounts. Our retail separately managed accounts, commonly known as managed accounts or wrap programs, are sponsored by various financial institutions.
Other Accounts, Alternative Investment Products and Trusts. We also offer and serve as investment adviser to other accounts, alternative investment products and trusts.
Certain Specialist Investment Managers Acquired Through the Legg Mason Transaction
We acquired certain specialist investment managers through the Legg Mason transaction. Our specialist investment managers generally focus on a portion of the asset management industry in terms of the types of assets managed (primarily fixed income, equity or alternatives) and each differs in the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each typically markets its products and services under its own brand name, with certain distribution functions provided by our corporate distribution subsidiaries. We have in place revenue sharing arrangements with certain of our specialist investment managers acquired through the Legg Mason transaction. Below is a brief overview of our specialist investment managers acquired through the Legg Mason transaction.
Brandywine Global Investment Management is a global asset manager based in Philadelphia, with additional offices in the U.K., Canada and Singapore. It provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. It also provides investment advisory services to U.S. mutual funds, international locally domiciled funds, cross-border funds, privately offered funds, and separately managed account programs sponsored by third parties.

Clarion Partners is a manager of real estate investment funds based in New York, with additional offices in Dallas, Los Angeles, Boston, Washington, DC, the U.K. and Germany. It provides a broad range of equity and debt real estate strategies across the risk/return spectrum through separate accounts as well as private funds primarily aimed at institutional investors and acts as sub-adviser to a publicly offered Franklin Templeton real estate income fund aimed at retail investors.
ClearBridge Investments is an equity asset manager based in New York, with additional offices in Baltimore, Wilmington and Australia. It provides asset management services to certain equity funds (including balanced funds and closed-end funds), retail separately managed account programs, and to institutional clients primarily through separate accounts. In addition, the capabilities of RARE® Infrastructure, a specialist investment manager acquired through the Legg Mason transaction based in Australia, have been integrated into ClearBridge.
Martin Currie is an international equity specialist based in Scotland, with additional offices in other locations in the U.K., Australia and Singapore. It manages U.S. and international equity portfolios for a global client base of financial institutions, foundations, endowments, pension funds, family offices, government agencies and investment funds.
QS Investors is a customized solutions and global quantitative equities investment manager based in New York, with an additional office in Boston. It provides asset management and advisory services to a diverse array of institutional clients. Effective October 1, 2020, the capabilities of QS Investors were combined with our multi-asset solutions group to form our Franklin Templeton Investment Solutions platform. QS Investors remains an indirect subsidiary of Franklin.
Royce Investment Partners is the investment adviser to The Royce Funds, a proprietary range of equity U.S. mutual funds, and to certain of our international funds. In addition, it manages other pooled and separately managed accounts, primarily for institutional clients. Based in New York, Royce generally invests in smaller company stocks using a value approach.
Western Asset Management Company is a fixed income asset manager based in Pasadena with additional offices and operations around the globe. Its focus is on long-term value investing across a range of fixed income sectors. Western Asset offers fixed income strategies across the liquidity, maturity and risk spectrums.
Our Range of Services and Capabilities
1.    Investment Management Services
We are committed to providing active investment management and strategic advice for our clients. Our specialist investment managers offer fixed income, equity, multi-asset and alternative strategies through various investment products. Through our investment products, we provide a broad array of investment management services to retail, institutional and high-net-worth clients. Our investment products include registered open-end and closed-end funds, private funds, institutional separate accounts, retail separately managed accounts, and other accounts, alternative investment products and trusts. Our clients include institutions, corporations, endowments, charitable foundations, pension and defined contribution plans, and individuals.
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
Our services also include management of our ETF platforms. Our ETF platforms include smart beta and actively managed ETFs, as well as additional lower fee passive ETF products. ETFs trade like stocks, fluctuate in market value and may trade at prices above or below the ETF’s net asset value.
Our specialist investment managers provide investment management services pursuant to agreements in effect with each of our investment products and the products for which we provide sub-advisory services. Investment management fees are generally determined as a percentage of AUM pursuant to such contractual arrangements. Our investment management services include services to accounts for which we have full investment discretion and to accounts for which we have no investment discretion. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our management fee on an account varies with the types of services that we provide for the account, among other things.

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
For our U.S.-registered funds, the board of directors or trustees of each fund and our management personnel regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Most of our investment management agreements between our subsidiaries and our funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities. Our U.S. agreements automatically terminate in the event of their “assignment,” as defined in the Investment Company Act. In addition, either party may terminate such agreement without penalty after prior written notice. If agreements representing a significant portion of our AUM were terminated, it would have a material adverse impact on us.
Under our investment management agreements with our funds and accounts, our monthly and annual fee rates may vary by asset class and type of services provided. Our agreements generally permit us to provide services to more than one fund or account and to other clients so long as our ability to render services to each fund/account is not impaired, and so long as purchases and sales of portfolio securities for various advised funds/accounts are made on an equitable basis.
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
Our non-U.S.-registered funds, private funds, institutional and high-net-worth separate accounts, and the products for which we provide sub-advisory services are typically subject to various termination rights and/or renewal provisions. Investment management fees are at times waived or voluntarily reduced when a new fund/account is established, and then increased to contractual levels within an established timeline or as net asset values reach certain levels.
2.    Retail Separately Managed Account Programs
Certain of our specialist investment managers provide asset management services to certain retail separately managed account programs sponsored by various financial institutions. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services.
3.    Alternative Strategies
Certain of our specialist investment managers manage alternative investment strategies. These strategies provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products, business development companies, hedge funds (funds of funds and custom advisory solutions), private equity funds, venture capital funds and real estate funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, financial technology, consumer loans, direct real estate investments, and custom-tailored investment programs.

4.    High-Net-Worth Investment Management, Trust and Custody
Through our subsidiary Fiduciary Trust Company International (“Fiduciary Trust”), including its trust company and investment adviser subsidiaries, and through certain other of our subsidiaries, we provide investment management and related services to, among others, high-net-worth individuals and families, family offices, foundations and institutional clients. Fiduciary Trust offers investment management and advisory services across different investment styles and asset classes. The majority of these client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Through our trust company subsidiaries, including Fiduciary Trust, we also may provide separately managed accounts, private funds, and trust, custody and related services, including administration, performance measurement, estate planning and tax planning. In addition, through our subsidiary Fiduciary Trust Company of Canada (“FTCC”), we provide investment management, wealth planning, and trust and estate services, and offer products to high-net-worth individuals and families and institutional clients in Canada.
5.    Sales and Distribution
Our sales and distribution capabilities and related efforts are critical components of our business and may be impacted by global distribution trends and changes within the financial services industry. In the U.S., our corporate distribution subsidiaries generally serve as the principal underwriters and distributors of shares of most of our sponsored U.S.-registered open-end funds, or U.S. mutual funds. Outside the U.S., certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our non-U.S.-registered funds. Some of our non-U.S.-registered funds, particularly our Luxembourg and Irish domiciled fund ranges, are distributed globally on a cross-border basis, while others are distributed exclusively in local markets.
We earn sales and distribution fees primarily by distributing our funds pursuant to distribution agreements with the funds. Our U.S. mutual funds generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Under our distribution agreements with our U.S. mutual funds, we offer and sell the fund shares on a continuous basis and pay certain costs associated with selling, marketing and distributing the fund shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses. Sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are earned from the sale of certain classes of sponsored funds at the time of purchase, and may be reduced or eliminated depending on the amount invested and the type of investor. Therefore, sales fees generally will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors. Our sales and marketing teams generally are housed in separate subsidiaries from our asset manager subsidiaries.
The majority of our U.S. mutual funds, with the exception of certain money market funds and certain other funds specifically designed for purchase through separately managed account programs, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S.-registered funds. The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act. The Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors or trustees or by the particular fund’s shareholders.
We pay substantially all of our sales and distribution fees earned as revenues, including fees earned under the Rule 12b-1 Plans, to the financial advisers and other intermediaries that sell our funds on our behalf. The distribution agreements with our U.S. mutual funds generally provide for us to pay commission expenses for sales of fund shares to qualifying broker-dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees for services in matching investors with funds whose asset classes match such investors’ goals and risk profiles. Such intermediaries also may receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. We are heavily dependent upon these third-party distribution and sales channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase.

Similar arrangements exist with the distribution of our non-U.S.-registered funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to financial advisers, banks and other intermediaries.
In addition, our distribution subsidiaries may make additional payments to broker-dealers or other intermediaries that sell or arrange for the sale of shares of our U.S. mutual funds, including for marketing support. We also may make payments for other ancillary services, such as setting up funds on a broker-dealer’s fund trading system. Our non-U.S. subsidiaries may make similar marketing support and other payments to third-party intermediaries located outside the U.S. with respect to investments in, or the distribution of, our non-U.S.-registered funds.
Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”).
6.    Shareholder Servicing
We perform our shareholder servicing services directly or through third parties. Substantially all shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. Fees for U.S. funds are based on the level of AUM and the number of transactions in shareholder accounts, while outside of the U.S., the fees are based on the level of AUM and/or the number of shareholder accounts.
Our subsidiary Franklin Templeton Investor Services, LLC (“FTIS”) serves as our primary shareholder servicing and dividend-paying agent for certain of our U.S.-registered open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the “Exchange Act”). FTIS may pay servicing fees to third-party intermediaries primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing. Such third parties maintain omnibus accounts with funds in the institution’s name on behalf of numerous beneficial owners of fund shares, or provide support for fund shareholder accounts. The funds reimburse FTIS for these third-party payments, subject to certain limitations, as well as other out-of-pocket expenses.
Our Range of Investment Products
Through our specialist investment managers, we offer active, passive and smart beta strategies and a broad range of products under our fixed income, equity, multi-asset, alternative and cash management asset classes and solutions. Our investment products are offered globally to retail, institutional and high-net-worth investors, which include individual investors, qualified groups, trustees, tax-deferred plans (such as individual retirement accounts, or IRAs, in the U.S. and registered retirement saving plans, or RRSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds and sovereign wealth funds, as well as wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.
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
Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the U.S. We believe that our fixed income and equity asset mix, coupled with our global presence, will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high-net-worth and institutional clients.
The establishment of new investment management firms and continuous development of investment products increases the competition that we face. Many of our competitors have long-standing and established relationships with broker-dealers, investment advisers and their clients, and some have affiliated brokerage businesses. Others have focused on, offer and market specific product lines that provide strong competition to certain of our asset classes. In addition, consolidation in the financial services industry has created stronger competitors, some with greater financial resources and broader distribution channels than our own.
FINANCIAL INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS
Incorporated herein by reference is certain financial information about our business segment and geographic areas contained in Note 19 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
REGULATION
General
We are subject to extensive regulation. Virtually all aspects of our business are subject to various U.S. federal and state, and/or international regulation and supervision. Our regulators have broad authority with respect to the regulation of investment management and other financial services, including among other things, the authority to grant or cancel required licenses or registrations, impose net capital and other financial or operational requirements on us, and other enforcement powers described below. The regulations to which we are subject continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate. The rules and regulations applicable to investment management organizations are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this Annual Report.
With our global operations, certain of our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators, and our funds are subject to various U.S. and/or non-U.S. laws. In particular, we are subject to various securities, compliance, corporate governance, disclosure, privacy, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, such as the data protection rules under the General Data Protection Regulation (“GDPR”)

of the European Union (“EU”). We are subject to sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (“USDT”), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where our services and products are offered. Our subsidiaries with custody of client assets or accounts are also subject to the applicable laws and regulations of U.S. states and other non-U.S. jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. We must also comply with complex tax regimes in the jurisdictions where we operate our business.
Failure to comply with applicable U.S. and non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, orders, circulars and/or conditions in the various jurisdictions where we operate could result in a wide range of disciplinary actions against us, our subsidiaries and/or our business. Breaches of applicable laws and rules could result in the imposition of various sanctions and penalties, including, among other things, fines, disgorgements, cease and desist orders, censures, reprimands and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business.
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, for financial information about our business, including certain regulatory financial impacts disclosed therein.
U.S. Regulation
U.S. Regulatory Framework. As a U.S. reporting company, we are subject to U.S. federal securities laws, state securities and corporate laws, state escheatment laws and regulations, and the rules and regulations of certain U.S. regulatory and self-regulatory organizations, such as the SEC and the NYSE. In particular, we are subject to various securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other U.S. federal and state laws, including those affecting corporate governance and disclosure, such as the Securities Act of 1933, the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Sarbanes-Oxley Act of 2002 and the USA PATRIOT Act of 2001. As a NYSE-listed company, we are also subject to NYSE listing and disclosure requirements.
As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations of various U.S. regulatory and self-regulatory organizations, including the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor, and the USDT. Our non-U.S. operations also may be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example with respect to the Foreign Corrupt Practices Act of 1977).
Certain of our subsidiaries are registered with the SEC under the Advisers Act and/or the CFTC, and many of our funds are registered with the SEC under the Investment Company Act. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and funds. The Advisers Act imposes numerous obligations on our registered investment adviser subsidiaries, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions against fraudulent activities. The Investment Company Act imposes similar obligations on the registered investment companies advised by our subsidiaries.
U.S. Regulatory Reforms. Over the years, the U.S. federal corporate governance and securities laws have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Certain key regulatory reforms in the U.S. that impact or relate to our business, and may cause, or continue to cause, us to incur additional obligations, include:
Dodd-Frank. In July 2010, Dodd-Frank was adopted in the U.S. Dodd-Frank is expansive in scope and has required the adoption of extensive regulations and the issuance of numerous regulatory decisions.
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
Privacy and Data Protection. There also has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, personnel and others’ information. A majority of the jurisdictions where we operate are covered, or we expect will be soon covered, by privacy and data protection laws and regulations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules (discussed below), we also are or may become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the California Consumer Privacy Act (“CCPA”) that took effect in January 2020, and provides for enhanced consumer protections for California residents, enforcement authority by the California Attorney General for CCPA violations, and the potential for private litigation, including statutory damages for data security breaches. There are also new laws that have been adopted this year, including, for example, Brazil’s Lei Geral de Proteção de Dados with regulatory enforcement commencing in August 2021, and the California Privacy Rights Act with an effective date of January 1, 2023. Noncompliance with our legal obligations relating to privacy and data protection could result in fines, penalties, legal proceedings by governmental entities or affected individuals, prohibitions on our use of personal data in one or more countries, and other significant legal and financial exposure.
SEC Regulation Best Interest. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers. Effective June 30, 2020, such rules, among other things: (i) require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, (ii) raise the broker-dealer standard of conduct beyond existing suitability obligations, and (iii) require broker-dealers and registered investment advisers to provide their retail clients with a new relationship summary disclosure document to inform such clients of the nature of their relationships with the clients’ investment professionals, including a description of services offered, the legal standards of conduct that apply to such services, the fees a client might pay, and conflicts of interest that may exist.
U.S. and Global Tax Compliance. The U.S. Tax Cuts and Jobs Act includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and one-time transition tax on certain non-U.S. earnings. See Note 14 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for more information. Further, pursuant to ongoing efforts to encourage global tax compliance, the Organization for Economic Co-operation and Development (“OECD”) has adopted a global common reporting standard for the automatic exchange of financial information among participating countries (“CRS”), aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. In many cases, intergovernmental agreements between the participating countries will govern implementation of the new CRS rules. CRS is being implemented over a multi-year period and we will continue to monitor the implementing regulations and corresponding intergovernmental agreements to determine our requirements. CRS may subject us to additional reporting, compliance and administrative costs, and burdens in jurisdictions where we operate as a qualifying financial institution.

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
Non-U.S. Regulation
Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. Our international operations are subject to regulatory systems in various jurisdictions, comparable to those covering our operations in the U.S.
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
In Ireland, the Central Bank of Ireland (“CBI”) currently regulates our Irish business activities, including our Irish- licensed UCITS and AIF management company and our Irish-domiciled UCITS range. The CBI’s rules include capital resource, governance and risk management requirements, business conduct rules, remuneration rules and oversight of systems and controls.
Our international funds include two broad ranges of cross-border UCITS that are domiciled in Luxembourg and Ireland, respectively, and thereby subject to regulation by the CSSF and CBI. Both UCITS are also registered for public sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and certain supervision by, the governmental authorities of those countries.
In the U.K., the Financial Conduct Authority (the “FCA”) and the Prudential Regulation Authority (the “PRA”) currently regulate certain of our subsidiaries. Authorization by the FCA and the PRA is required to conduct any financial services-related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s and PRA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls.
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
A review of MiFID by the European Commission led to the creation of a replacement directive and a new regulation (together “MiFID II”) that extend the scope of the original MiFID in response to issues raised by the financial crisis. Changes apply to pre- and post-trade reporting obligations and there is an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A new concept of trading venue has been created and algorithmic trading is subject to specific regulations. There are also changes to business conduct requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers have also been given to EU national regulators to ban certain services and products and to the European Securities and Markets Authority to restrict temporarily certain financial activities within the EU.

One of the most significant developments in MiFID II is the ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II.
The European Market Infrastructure Regulation sets out rules in relation to the central clearing of specified derivatives. Mutual recognition of central counterparties has been achieved between the EU regulatory authorities and other important jurisdictions including the U.S. In addition, there are rules relating to margin requirements for uncleared over-the-counter derivatives. Future regulatory policy reviews will decide whether these rules are extended to other types of derivative instruments, which could increase operational costs for our business and transactional costs for our clients.
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) regulates managers of, and service providers to, AIFs that are domiciled and offered in the EU and that are not authorized as retail funds under UCITS. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. The introduction of a third-country passport to non-EU AIFs/AIF managers has been delayed until further positive advice is delivered to the European Commission regarding a sufficient number of non-EU countries to better evaluate the impact, including with respect to the proposed withdrawal of the U.K. from the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The EU’s Market Abuse Regulation’s (“MAR”) primary aim is to increase market integrity and investor protection, enhancing the attractiveness of securities markets for raising capital. Under MAR, EU market abuse rules become extra-territorial as long as the instrument has a listing on an EEA regulated market.
The EU regulation on packaged retail investment and insurance products (“PRIIPs”) imposed new pre-contractual disclosure requirements under the form of a Key Information Document (“KID”) for the benefit of retail investors when they are considering the purchase of packaged retail investment products or insurance-based products. It requires PRIIP manufacturers to draw up a KID that can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period until December 2021, during which they will be exempt from its terms.
The EU’s GDPR strengthened and unified data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under GDPR requires an extensive review of all of our global data processing systems. The failure to comply properly with GDPR rules on a timely basis and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs. For example, a failure to comply with GDPR could result in fines of up to 20 million Euros or 4% of our annual global revenues, whichever is higher.
British Exit from the EU (“Brexit”). The U.K. withdrew from the EU on January 31, 2020. The timeline to conclude a new U.K./EU trade agreement by December 31, 2020 has been challenged in recent months by the global economic and health crisis caused by the coronavirus disease 2019 (“COVID-19”), and the final terms and implementation date of a new trade agreement remain uncertain. While we are monitoring the consequences very closely for our clients from an investment perspective, we believe that Brexit will not have a material impact on the way our firm operates in the U.K. or within the EU. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. and certain non-EU customers. Furthermore, we have regulated subsidiaries and branch offices across continental Europe such that, in the event of a future restriction on cross-border trade in financial services and products between the U.K. and the EU, Brexit would be likely to have a limited effect on our EU business. Moreover, our primary cross-border UCITS, the Franklin Templeton Investment Funds Société d’Investissement à Capital Variable, or SICAV, investment fund range, which is the most widely-distributed such range in the world, is based in Luxembourg, and a smaller cross-border UCITS, also distributed throughout the EU and beyond, is based in Ireland. We have separate, U.K.-domiciled fund ranges that are, and will continue to be, distributed mainly in the U.K.

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
In December 2019, rule amendments to implement the client focused reforms initiative of the Canadian Securities Administrators (“CSA”), the umbrella organization of provincial and territorial securities regulatory authorities, became effective and will be phased in during a two-year transition period. These rule amendments, among other things, enhance current registrant requirements in the areas of know your client, know your product, suitability, conflicts of interest and relationship disclosure information. The purposes of such amendments are to better align the interests of Canadian registrants with the interests of their clients, to improve outcomes for clients and to make clearer to clients the nature and the terms of their relationship with registrants. In addition, in 2020, the CSA published final rule amendments regarding certain of its previously proposed policy changes from June 2018 in connection with its mutual fund fee reform project. The final amendments prohibit: (i) all forms of deferred sales charges (“DSC”) in connection with the purchase of mutual fund securities (except in Ontario which is proposing restrictions on the use of DSC), and (ii) the payment of trailing commissions to discount brokers in respect of their distribution of mutual fund securities. These rule amendments will become effective in June 2022.
Cayman Islands. In the Cayman Islands, the Cayman Islands Monetary Authority (“CIMA”) is responsible for the regulation and supervision of financial services, the monitoring of compliance with anti-money laundering regulations, and the issuance of statements of principle and guidance. In February 2020, the Cayman Islands enacted the Private Funds Law 2020 (the “Private Funds Law”), which requires private funds that engage in business in or from the Cayman Islands to register with CIMA, unless an exemption applies. The Private Funds Law applies to any Cayman Islands closed-end fund. Open-end funds such as hedge funds continue to be regulated by the Mutual Funds Law in the Cayman Islands. The new registration requirements applicable to our private funds domiciled in the Cayman Islands have posed, and may continue to pose, additional compliance costs and burdens on our business.
Hong Kong. In Hong Kong, our subsidiary is subject to the Securities and Futures Ordinance (“SFO”) and its subsidiary legislation, which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of dealing in securities and asset management activities and intermediaries. This legislation is administered by the Securities and Futures Commission (“SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiary and its employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time.
India. The Securities and Exchange Board of India, Reserve Bank of India, the Ministry of Corporate Affairs and the Department of Industrial Policy and Promotion are the major regulatory authorities that are capable of issuing directions of a binding nature to our subsidiaries in India.
Japan. In Japan, our subsidiaries are subject to the Financial Instruments and Exchange Act and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency, which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements, and business conduct rules.
Singapore. In Singapore, our subsidiaries are subject to, among others, the Securities and Futures Act (“SFA”), the Financial Advisers Act (“FAA”) and the subsidiary legislation promulgated pursuant to these Acts, which are administered by the Monetary Authority of Singapore (“MAS”). Our asset management subsidiaries and their employees conducting regulated activities specified in the SFA and/or the FAA are required to be licensed with the MAS.

Other Non-U.S. Jurisdictions. There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas, the Central Bank of Brazil and the Comissão de Valores Mobiliários in Brazil, the China Securities Regulatory Commission in the People’s Republic of China, the Financial Services Commission and the Financial Supervisory Service in South Korea, the Securities Commission in Malaysia, the Comision Nacional Bancaria y de Valores in Mexico, the Polish Securities and Exchange Commission, the Romanian Financial Services Authority, the Swiss Federal Banking Commission, the Financial Supervisory Commission in the Republic of China, the Dubai Financial Services Authority in the United Arab Emirates, and the State Securities Commission of Vietnam.
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. In addition, pursuant to our Legg Mason acquisition, our additional brand names include Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Martin Currie®, QS Investors®, Royce® Investment Partners and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
HUMAN CAPITAL RESOURCES
As of September 30, 2020, we employed approximately 11,800 employees and operated offices in over 30 countries. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. The retention of our key investment personnel is material to the management of our business. The departure of our key investment personnel could cause us to lose clients, which could adversely affect our business.
AVAILABLE INFORMATION
The SEC maintains a website that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including Franklin, that file electronically with the SEC, at www.sec.gov. Additional information about Franklin’s filings can also be obtained through our website at www.franklinresources.com under “Investor Relations.” We make available free of charge on our website Franklin’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Franklin periodically provides other information for investors on its website, such as press releases, presentations and other information about financial performance. The information on our website is not incorporated by reference into, and is not a part of, this Annual Report.

Item 1A.	Risk Factors.
PANDEMIC-RELATED RISKS
Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, and we expect such adverse effects to continue.
The outbreak and spread of contagious diseases such as COVID-19, a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic has resulted and will likely continue to result in a widespread national and global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. The COVID-19 pandemic has already adversely affected and will likely continue to adversely affect global economies and markets, and has resulted in a global economic downturn and disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global and national health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations.
Our business has been and will likely continue to be negatively impacted by the current COVID-19 pandemic, including by the potential reoccurrence of periods of increased spread of COVID-19, and ensuing economic downturn in global financial markets. The global spread of COVID-19, and the various governmental actions and economic effects related to the pandemic, have had, and are expected to continue to have, negative impacts on our business and operations, including volatility in asset values, reduced demand for our products and services, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased privacy and cybersecurity risks. Past economic downturns have caused, and the current economic downturn is causing and is expected to continue to cause, periods of significant volatility in our stock price, decreases and fluctuations in our AUM, revenues and income, increased liquidity risks and redemptions from our funds and other products, resulting in difficulties obtaining cash to settle redemptions, fund closures, poor investment performance of our products and corporate investments, increased focus on expense management, capital resources and related planning, and could cause reputational harm, legal claims, and other factors that may arise or develop. Current increased liquidity risks and redemptions in our funds and other products have required, and may continue to require, increased cash in the form of loans or other lines of credit for them to draw on to help settle redemptions and for other related purposes. We have in some cases voluntarily determined to, and without obligation could in the future, extend such loans. In addition, such increased liquidity risks and redemptions have caused, and could continue to cause, fund closures and related regulatory and governmental reviews or investigations and legal claims or actions, subjecting us to legal and regulatory risks and potential financial exposure.
Our business operations are complex and conducted in numerous countries around the globe, and in order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic, which, among other matters, is dependent on the health and safety of our personnel, the ability of our personnel to work remotely successfully, and our ability to have our personnel return to work at our offices safely and effectively in compliance with applicable requirements. We have implemented our business continuity plans globally to manage our business during this pandemic, including broad and extended work-from-home capabilities for our personnel where feasible and, as governmental shelter-in-place restrictions have been lifted in various jurisdictions, we have implemented measures for the return of a portion of our personnel to certain of our offices. We can provide no assurance that our efforts and planning for either environment will be sufficient to protect the health and safety of our personnel and maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have shelter-in-place movement restrictions on our personnel and third-party vendors and service providers that may impact our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. Further, we, like many others during this time, have been subject to an increase in phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this pandemic are not effective or successful, we will be at increased risk for cybersecurity or data privacy incidents.
Any inability to recover successfully following the COVID-19 pandemic with respect to the economic, investment or operational impacts to our company or industry could further negatively impact our business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the coronavirus will adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that are highly uncertain and rapidly changing. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our risk factors below, which may be heightened by COVID-19.
MARKET AND VOLATILITY RISKS
Volatility and disruption of our business and the capital and credit markets and adverse changes in the global economy may significantly affect our results of operations and may put pressure on our financial results.
The asset management industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services and the consolidation of financial services firms through mergers and acquisitions. Further, the capital and credit markets have and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
The amount and mix of our AUM are subject to significant fluctuations.
Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. We derive substantially all of our operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are based primarily on a percentage of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as asset outflows or a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income.
We are subject to significant risk of asset volatility from changes in the global financial, equity, debt and commodity markets.
Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, war, insurrection or other business, social or political crises. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters, public health crises, such as epidemics or pandemics, or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. For example, changes in financial market prices, currency exchange rates and/or interest rates have in the past caused, and could in the future cause, the value of our AUM to decline, which would result in lower investment management fee revenues. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.

Our funds may be subject to liquidity risks or an unanticipated large number of redemptions and fund closures.
Due to market volatility or other events or conditions described above, our funds may need to sell securities or instruments that they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle these redemptions, or settle in-kind with securities held in the applicable fund. While we have no legal or contractual obligation to do so, we have in the past provided, and may in the future at our discretion provide, financial support to our funds to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular products have in the past caused, and could in the future cause, sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Increased market volatility and changes in investor preferences also increase the risk of fund closures. Any decrease in the level of our AUM resulting from market declines, credit or interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
A shift in our asset mix toward lower fee products may negatively impact our revenues.
Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee products, such as fixed income products, and away from equity and multi-asset products. This may cause a related decline in our revenues and income, as we generally derive higher fee revenues and income from our equity and certain multi-asset products than from our fixed income products. Increases in interest rates, particularly if rapid, as well as uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products. Although the shorter duration of the bond investments in many of these products may help mitigate interest rate risk, rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Further, changing market conditions and investor preferences also may cause a shift in our asset mix toward lower fee ETFs. Moreover, we generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Changing market conditions may cause a shift in our asset mix between international and U.S. products, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of fees we earn on that AUM.
We may not effectively manage risks associated with the replacement of benchmark indices.
The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may introduce a number of risks for our business, our clients and the financial services industry more widely. These include financial risks arising from potential changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation risks. The FCA in the U.K., which regulates LIBOR, has announced that it will no longer compel panel banks to submit rates for LIBOR after 2021. The publication of LIBOR is therefore not guaranteed beyond 2021, and it appears highly likely that LIBOR will be discontinued or modified by the end of 2021. At this time, no consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommend alternative to LIBOR. The selection of SOFR as the alternative reference rate, however, currently presents certain market concerns because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR. Accordingly, the withdrawal and replacement of LIBOR may pose financial risks and uncertainties to our business. We also may face operational challenges adopting successor benchmarks.
INVESTMENT AND PERFORMANCE RISKS
Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income.
Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance as compared to third-party benchmarks or competitive products has led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We can provide no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of poor investment performance, we may be unsuccessful in repairing any existing or continuing harm to our performance and our future business prospects would likely be negatively affected.

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
GLOBAL OPERATIONAL RISKS
Our completed acquisition of Legg Mason, Inc. remains subject to integration risks.
On July 31, 2020, we completed our acquisition of Legg Mason, Inc. pursuant to the terms and conditions of the Merger Agreement, and Legg Mason became a wholly-owned subsidiary of Franklin. Important ongoing integration-related risks related to our completed acquisition of Legg Mason include the risks that the anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and that the integration may cost more than expected. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The ongoing integration of Legg Mason is a time-consuming and expensive process that, without adequate planning and effective and timely implementation, could significantly disrupt our business. Our failure to meet the challenges involved in successfully integrating the operations of Legg Mason or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business and operations as noted above.
Our business operations are complex and a failure to perform operational tasks properly or comply with applicable regulatory requirements could have an adverse effect on our revenues and income.
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
Failure to establish adequate controls and risk management policies, or the circumvention of controls and policies, could have an adverse effect on our global operations, reputation and financial position.
Although we have adopted risk management, operational and financial controls and compliance policies, procedures and programs that are subject to regular review and update, we cannot ensure that these measures will enable us effectively to identify and manage internal and external risks including those related to fraudulent activity and dishonesty. We are subject to the risk that our personnel, contractors, vendors and other third parties may deliberately or recklessly circumvent or violate our controls to commit fraud against our business, products and/or client accounts, pay or solicit bribes, or otherwise act in ways inconsistent with our controls, policies, workplace culture and business principles. Continued attempts to circumvent our policies and controls or repeated incidents involving violation of controls and policies, fraud or conflicts of interests could negatively impact our business and reputation and result in adverse publicity, regulatory investigations and actions, legal proceedings and losses and adversely affect our operations, reputation, AUM and financial results.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries.
We sell our products, such as our funds and strategies, and offer our investment management and related services, in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to operate our business consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may vary widely and they may be inconsistent or less developed or mature than other more internationally focused distributors. Growth of our international operations has involved and may continue to involve near-term increases in expenses, as well as additional capital costs, such as information systems and technology costs, and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs also may place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain challenges as we expand our operations internationally.
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
Our focus on international markets as a source of investments and sales of our products subjects us to increased exchange rate and market-specific political, economic or other risks that may adversely impact our revenues and income generated overseas.
While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Asia-Pacific, Europe, Middle East and Africa, Latin America and Canada. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and may in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, also may have a lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
COMPETITION AND DISTRIBUTION RISKS
We may review and pursue strategic transactions that could pose risks to our business.
As part of our business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges. Acquisitions, including our recent acquisition of Legg Mason, and related transactions pose the risk that any business we acquire may lose customers or personnel or could underperform relative to expectations. We also may not realize the anticipated benefits of an acquisition, including with respect to revenue, tax benefits, financial benefits or returns, and expense and other synergies. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Entries into material transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated. Future transactions also may further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.
Failure to properly address the increased transformative pressures affecting the asset management industry could negatively impact our business.
The asset management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; and advances in technology and increasing client interest in interacting digitally with their investment portfolios. As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income.
We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of ETFs, to the extent that there is a trend among existing or potential clients in favor of lower fee index and other ETFs, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers and banks, upon which we rely to distribute and sell certain of our funds and other products, also may sell their own proprietary funds and products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our products, offering a mix of products and strategies that meets investor demands, and our ability to maintain our investment management fees and pricing structure at competitive levels.

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
Moreover, we can provide no assurance that we will continue to have access to the third-party financial intermediaries that currently distribute our products, or that we will continue to have the opportunity to offer all or some of our existing products through them. If several of the major financial advisers that distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our income.
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
We currently, and may in the future, depend on a number of third-party providers to support various operational, administrative, market data, distribution, and other business needs of our company. In addition, we may, from time to time, transfer vendor contracts and services from one provider to another. If our third-party providers fail to deliver required services on a timely basis, or if we experience other negative service quality or relationship issues with our providers, we may be exposed to significant costs and/or operational difficulties, and our ability to conduct and grow our business may be impaired. In addition, we have outsourced certain administration services for our funds to third-party providers. Such administrative and functional changes are costly and complex, and may expose us to heightened operational risks. Any failure to mitigate such risks could result in reputational harm to us, as well as financial losses to us and our clients. The failure of any key provider or vendor to fulfill its obligations to us could result in outcomes inconsistent with our or our clients’ objectives and requirements, result in legal liability and regulatory issues for us, and otherwise adversely impact us.
We may be adversely affected if any of our third-party providers is subject to a successful cyber or security attack.
Due to our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them is subject to a successful cyber attack or other privacy or information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. Any breach, suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Our third-party applications may include confidential and proprietary data provided by vendors and by us, including personal employee and/or client data.
TECHNOLOGY AND SECURITY RISKS
Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis, including in connection with our recent Legg Mason acquisition. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. We have an ongoing need to upgrade and improve our technology continually, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation.
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, or cyber or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. We have been, and expect to continue to be, the subject of these types of risks, breaches and/or attacks, as well as attempts to co-opt our brand. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, we can provide no assurance that any of these measures will prove effective. The technology systems we use remain vulnerable to denial of service attacks, unauthorized access, computer viruses, potential human errors and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage) or our personnel or vendors inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
Potential system disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon could result in: (i) material financial loss or costs, (ii) delays in clients’ ability to access account information or in our ability to process transactions, (iii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iv) loss of valuable information, (v) breach of client and vendor contracts, (vi) liability for stolen assets, information or identity, (vii) remediation costs to repair damage caused by the failure or breach, (viii) additional security and organizational costs to mitigate against future incidents, (ix) reputational harm, (x) loss of confidence in our business and products, (xi) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xii) regulatory investigations or actions, and/or (xiii) legal claims, litigation, and liability costs, any one or more of which may be material. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, the failure to manage and operate properly the data centers we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.
Our inability to recover successfully, should we experience a disaster or other business continuity problem, could cause material financial loss, regulatory actions, legal liability, and/or reputational harm.
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, tsunami, terrorist attack, public health crisis, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. See “Pandemic-Related Risks” above for risks relating to COVID-19. While our operational size, the diversity of locations from which we operate, and our various back-up systems provide us with an advantage, should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how such a local or regional event may affect our personnel across our operations or with regard to particular aspects of our operations, such as key executives or personnel in our technology groups. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to recover successfully following a disaster or other business continuity problem, could adversely impact our business and operations.
HUMAN CAPITAL RISKS
We depend on key personnel and our financial performance could be negatively affected by the loss of their services.
The success of our business will continue to depend upon our key personnel, including our portfolio managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Global and/or local laws and regulations could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we may need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals and increase our key management succession planning, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. In addition, due to the global nature of our business, our key personnel may, from time to time, have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of our personnel traveling to such regions.
CASH MANAGEMENT RISKS
Our ability to meet cash needs depends upon certain factors, including the market value of our assets, our operating cash flows and our perceived creditworthiness.
If we are unable to obtain cash, financing or access to the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets also may impact our ability to access the capital markets should we seek to do so, and may have an adverse effect on investors’ willingness to purchase our securities, interest rates, credit spreads and/or the valuation levels of equity markets.

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
There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations, around the world. Political and electoral changes, developments and conflicts have in the past introduced, and may in the future introduce, additional uncertainty. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to financial reporting and other disclosure matters, securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, intellectual property, data protection, privacy, sanctions programs, and escheatment requirements. We may be adversely affected by a failure to comply with applicable laws, regulations and changes in the countries in which we operate. For a more extensive discussion of certain laws, regulations (including certain pending regulatory reforms) and regulators to which we are subject, see “Item 1 – Business – Regulation” in Part I of this Annual Report.
We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations, in the U.S. and other jurisdictions.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws, and laws in other jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms in the U.S. and other jurisdictions that may impact or relate to our business, and may cause us to incur additional obligations, include regulatory matters related to systemically important financial institutions, derivatives and other financial products, privacy and data protection, retail and other investor protections, and other asset management disclosure and compliance requirements. The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Global regulatory and legislative actions and reforms have made compliance in the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations.
As in the U.S., regulatory and legislative actions outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive and MiFID II. Further, ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. We may be required to continue to invest significant additional management time and resources to address new regulations being adopted pursuant to MiFID II and other laws. For example, MiFID II requires the unbundling of research and execution charges for trading. The industry’s response to the unbundling rules is still evolving and could lead to increased research costs. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
We are subject to income taxes as well as non-income-based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings may at times materially impact our effective tax rate.
Further, pursuant to ongoing efforts to encourage global tax compliance, the OECD has adopted certain common reporting standards aimed at ensuring that persons with financial assets located outside of their tax residence country pay required taxes. Such standards may subject us to additional reporting, compliance and administrative costs, and burdens in jurisdictions where we operate as a qualifying financial institution.

Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.
We operate in a highly regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, from time to time, we are named as a party in litigation. We may be obligated, and under our certificate of incorporation, bylaws and standard form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Even if claims made against us are without merit, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, litigation, and/or settlements could adversely impact our AUM, increase costs and/or negatively impact our profitability and financial results. Examinations, investigations, allegations, findings or judgments of wrongdoing by regulatory or governmental authorities or in litigation against us, or settlements with respect thereto, could affect our regulatory licenses, reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see the “Legal Proceedings” section in Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
Our contractual obligations may subject us to indemnification costs and liability to third parties.
In the ordinary course of business, we enter into contracts with third parties, including, without limitation, clients, vendors, and other service providers, that contain a variety of representations and warranties and that provide for indemnifications by us in certain circumstances. Pursuant to such contractual arrangements, we may be subject to indemnification costs and liability to third parties if, for example, we breach any material obligations under the agreements or agreed standards of care, or in the event such third parties have certain legal claims asserted against them. The terms of these indemnities vary from contract to contract, and future indemnification claims against us could negatively impact our financial condition.
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
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2030. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	357,383
St. Petersburg, Florida	560,948	314,685
Rancho Cordova, California	445,023	62,660
Hyderabad, India	379,052	—
Poznan, Poland	284,436	—
Ft. Lauderdale, Florida	102,246	20,264
Edinburgh, Scotland	87,016	26,210
Other	90,891	12,091
Total	2,693,405	793,293

We lease office space in 16 states in the U.S. and Washington, D.C., and internationally, including, for example, in Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Poland, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2020, we leased and occupied approximately 2,175,000 square feet of office space worldwide, and subleased to third parties approximately 417,000 square feet of excess leased space.

Item 3.	Legal Proceedings.
Incorporated herein by reference is information regarding certain legal proceedings and regulatory matters in which we are involved as set forth under “Legal Proceedings” contained in Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

Item 4.	Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following description of our executive officers is included as an unnumbered item in this Part I of this Annual Report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of the filing date of this Annual Report. Each executive officer is appointed by our board of directors and holds his or her office until the earlier of his or her death, resignation, retirement, disqualification or removal.
Jennifer M. Johnson
Age 56
President of Franklin since December 2016, and Chief Executive Officer and director of Franklin since February 2020; formerly, Chief Operating Officer of Franklin from February 2017 to February 2020, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin, including certain of the specialist investment managers acquired through the Legg Mason transaction; director or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Gregory E. Johnson
Age 59
Executive Chairman of Franklin since February 2020, Chairman of the Board of Franklin since June 2013 and director of Franklin since January 2007; Chairman of the San Francisco Giants, a professional baseball organization, since November 2019; formerly, Chief Executive Officer of Franklin from July 2005 to February 2020, Co-Chief Executive Officer of Franklin from January 2004 to July 2005, and President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; director or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 80
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; director or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Matthew Nicholls
Age 48
Executive Vice President and Chief Financial Officer of Franklin since May 2019; officer and/or director of certain subsidiaries of Franklin, including certain of the specialist investment managers acquired through the Legg Mason transaction since August 2020. Formerly, with Citigroup, Inc. (a financial services firm) from 1995 to May 2019, as Managing Director, Global Head of Financial Institutions, Corporate Banking, and Global Head of Asset Management, Corporate and Investment Banking, from 2017 to May 2019, as Managing Director, Co-Head, Financial Institutions Corporate and Investment Banking, North America, and Global Head of Asset Management, Corporate and Investment Banking, from 2014 to 2017, as Managing Director, Co-Head, North America, Financial Institutions Corporate and Investment Banking from 2011 to 2014, as Managing Director and Co-Head, North America, Financial Institutions Corporate Banking from 2007 to 2011, and as Managing Director and Co-Head of Asset Management Banking from 2006 to 2007.
Jed A. Plafker
Age 49
Executive Vice President of Franklin since April 2019, formerly, Senior Vice President from June 2018 to April 2019; officer and/or director of certain subsidiaries of Franklin, including certain of the specialist investment managers acquired through the Legg Mason transaction, for example, as Manager of Brandywine Global Investment Management, LLC and Clarion Partners Holdings LLC since August 2020, and Director of ClearBridge Investments, LLC and Western Asset Management Company, LLC since August 2020; as well as Executive Vice President of Franklin Templeton Institutional, LLC since April 2009, President and director of Templeton Institutional, Inc. since September 2009, and President since February 2017 and director since December 2016 of Templeton Worldwide, Inc.

Alok Sethi
Age 59
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
Gwen L. Shaneyfelt
Age 58
Chief Accounting Officer of Franklin since April 2019; officer and/or director of certain subsidiaries of Franklin, including certain of the specialist investment managers acquired through the Legg Mason transaction, including, for example, as Vice President and Chief Financial Officer of Legg Mason, Inc., Director of ClearBridge Investments, LLC and Manager of Royce & Associates GP, LLC since August 2020; as well as Director of Franklin Templeton Fund Management Limited since May 2019, Manager of Franklin Templeton International Services S.à r.l. since November 2013, and Senior Vice President of Franklin Templeton Companies, LLC since March 2011.
Adam B. Spector
Age 52
Executive Vice President, Global Advisory Services, of Franklin since October 1, 2020, responsible for global retail and institutional distribution, including marketing and product strategy, and Managing Partner of Brandywine Global Investment Management, LLC, a specialist investment manager acquired through the Legg Mason transaction, since November 2014, responsible for the overall management of Brandywine including infrastructure, legal and compliance, business strategy, and sales and client service; formerly, Managing Director of Brandywine from 2012 to 2014, Head of Marketing, Sales and Client Service of Brandywine from 2003 to 2014, and Senior Vice President of Client Service of Brandywine from 1997 to 2003; officer and/or director of certain other subsidiaries of Franklin.
Craig S. Tyle
Age 60
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
Family Relationships
Jennifer M. Johnson and Gregory E. Johnson are siblings, and their uncle is Rupert H. Johnson, Jr. Each serves as both a director and an executive officer of Franklin.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2020, there were 2,731 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2020.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	—	$—	—	39,722,462
August 2020	669,887	21.06	669,887	39,052,575
September 2020	838,451	20.26	838,451	38,214,124
Total	1,508,338		1,508,338

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

Item 6.	Selected Financial Data.
FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2020[1]		2019		2018		2017	2016
Summary of Operations[2] (in millions)
Operating revenues	$5,566.5		$5,669.4		$6,204.5		$6,305.0	$6,534.6
Operating income	1,048.9		1,466.9		2,028.2		2,199.6	2,295.1
Operating margin	18.8%		25.9%		32.7%		34.9%	35.1%
Net income attributable to Franklin Resources, Inc.	798.9	[3]	1,195.7	[4]	764.4	[5]	1,696.7	1,726.7
Financial Data (in millions)
Total assets	$20,220.9		$14,532.2		$14,383.5		$17,534.0	$16,098.8
Debt	3,017.1		696.9		695.9		1,044.2	1,401.2
Debt of consolidated investment products	1,333.4		50.8		32.6		53.4	682.2
Franklin Resources, Inc. stockholders’ equity	10,114.5		9,906.5		9,899.2		12,620.0	11,935.8
Operating cash flows	1,021.4		201.6		2,229.7		1,135.4	1,727.7
Investing cash flows	(3,243.1)		(1,077.1)		(290.4)		52.0	192.2
Financing cash flows	194.2		(40.5)		(3,761.7)		(956.0)	(1,800.7)
Assets Under Management (in billions)
Ending	$1,418.9		$692.6		$717.1		$753.2	$733.3
Average[6]	832.9		697.0		740.5		736.9	749.3
Per Common Share
Earnings
Basic	$1.59		$2.35		$1.39		$3.01	$2.94
Diluted	1.59		2.35		1.39		3.01	2.94
Cash dividends declared	1.08		1.04		3.92		0.80	0.72
Book value	20.43		19.84		19.07		22.74	20.93
 __________________

[1]
Includes the impact of the Company’s acquisition of Legg Mason, Inc. which was effective July 31, 2020. See Note 3 – Acquisitions in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10‑K for more information.

[2]
In fiscal year 2020, the Company changed the presentation of its consolidated statements of income to include dividend and interest income and other expenses from consolidated investment products in non-operating income. Amounts for the comparative prior fiscal years have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income attributable to Franklin Resources, Inc.

[3]	Includes an income tax benefit of $27.0 million, net of valuation allowance, from capital losses subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch.

[4]
Includes an income tax charge of $86.0 million due to a revision to the estimated income tax charge that was recognized in fiscal year 2018 resulting from enactment of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”).

[5]	Includes an estimated income tax charge of $968.8 million resulting from enactment of the Tax Act.

[6]	Represents simple monthly average AUM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
The following discussion and analysis of the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-looking Statements” disclosure set forth in Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K (this “Annual Report”) and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe our risks, uncertainties and other important factors in more detail.
OVERVIEW
We are a global investment management organization and derive our operating revenues and net income from providing investment management and related services in jurisdictions worldwide for investors in our investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Balanced Equity Management®, Benefit Street Partners®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2® and LibertyShares®. In addition, pursuant to our acquisition of Legg Mason, Inc. (“Legg Mason”) on July 31, 2020, we acquired certain additional brand names including Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Martin Currie®, QS Investors®, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, multi-asset, alternative and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report, the amount and mix of our AUM are subject to significant fluctuations and can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales, the number of shareholder transactions and accounts, and the fees charged for our services, which are based on contracts with our funds and our clients. These arrangements could change in the future.
As further noted in the “Risk Factors” section, the outbreak and spread of contagious diseases such as the coronavirus disease 2019 (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. Global health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which COVID-19 will adversely impact our business, liquidity, capital resources, financial results and operations due to numerous developing factors that are highly uncertain and rapidly changing.
During the fiscal year ended September 30, 2020 (“fiscal year 2020”), the global equity markets experienced volatility reflecting, among other things, ongoing global concerns about the COVID-19 pandemic, but provided overall strong positive returns. Despite easing of shutdown measures and some signs of economic recovery following significant accommodative economic efforts by governments and central banks, concerns about the severe economic impact of the ongoing COVID-19 pandemic persist. The S&P 500 Index and MSCI World Index increased 15.2% and 11.0% for the fiscal year.
Our total AUM was $1,418.9 billion at September 30, 2020, which was 105% higher than at September 30, 2019 reflecting an increase of $806.5 billion from acquisitions, partially offset by $61.6 billion of long-term net outflows, $9.9 billion of cash management net outflows and $8.7 billion from net market change, distributions and other. Simple monthly average AUM (“average AUM”) increased 19% during fiscal year 2020.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.

Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section.
RESULTS OF OPERATIONS

(in millions, except per share data)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020[1]	2019	2018
Operating revenues[2]	$5,566.5	$5,669.4	$6,204.5	(2%)	(9%)
Operating income[2]	1,048.9	1,466.9	2,028.2	(28%)	(28%)
Operating margin[3]	18.8%	25.9%	32.7%

Net income attributable to Franklin Resources, Inc.	$798.9	$1,195.7	$764.4	(33%)	56%
Diluted earnings per share	$1.59	$2.35	$1.39	(32%)	69%

As adjusted (non-GAAP):[4]
Adjusted operating income	$1,491.1	$1,654.2	$2,093.5	(10%)	(21%)
Adjusted operating margin	38.5%	42.6%	49.8%

Adjusted net income	$1,311.0	$1,331.3	$798.1	(2%)	67%
Adjusted diluted earnings per share	$2.61	$2.62	$1.45	0%	81%
 ___________________

[1]
Includes the impact of the Company’s acquisition of Legg Mason, Inc. which was effective July 31, 2020. See Note 3 – Acquisitions in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information.

[2]
In fiscal year 2020, the Company changed the presentation of its consolidated statements of income to include dividend and interest income and other expenses from consolidated investment products in non-operating income (expense). Amounts for the comparative prior fiscal years have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income attributable to Franklin Resources, Inc.

[3]	Defined as operating income divided by total operating revenues.

[4]
“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.

The Company acquired Legg Mason effective July 31, 2020, and the results of operations for fiscal year 2020 include two months of Legg Mason’s results. Operating income decreased $418.0 million in fiscal year 2020 due to a 2% decrease in operating revenues and a 7% increase in operating expenses which reflected higher levels of compensation and benefits expense, including acquisition-related retention costs, other acquisition-related expenses, and amortization and impairments of intangible assets and goodwill. Net income attributable to Franklin Resources, Inc. decreased $396.8 million primarily due to the decrease in operating income, as the impact of declines in market valuations amid global concerns about the COVID-19 pandemic resulted in net investment and other losses of $38.4 million, as compared to net gains of $141.4 million in the prior year, less the portion attributable to noncontrolling interests, was largely offset by lower taxes on income.
Operating income decreased $561.3 million in the fiscal year ended September 30, 2019 (“fiscal year 2019”) due to a 9% decrease in operating revenues and a 1% increase in operating expenses. Net income attributable to Franklin Resources, Inc. increased $431.3 million primarily due to a prior year estimated income tax charge of $968.8 million resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), partially offset by the decrease in operating income.
Diluted earnings per share decreased in fiscal year 2020 and increased in fiscal year 2019, consistent with the changes in net income and the impacts of 2% and 6% decreases in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock.

Adjusted operating income decreased $163.1 million in fiscal year 2020 primarily due to a 10% increase in compensation and benefits expense, excluding non-GAAP adjustments. Adjusted net income decreased $20.3 million primarily due to the decrease in adjusted operating income substantially offset by lower taxes on income, excluding the net income tax expense of non-GAAP adjustments.
Adjusted operating income decreased $439.3 million in fiscal year 2019 primarily due to an 8% decrease in adjusted operating revenues and a 6% increase in compensation and benefits expense, excluding non-GAAP adjustments. Adjusted net income attributable to Franklin Resources, Inc. increased $533.2 million primarily due to a prior-year estimated income tax charge of $968.8 million resulting from enactment of the Tax Act, partially offset by the decrease in adjusted operating income.
Adjusted diluted earnings per share decreased in fiscal year 2020 and increased in fiscal year 2019, consistent with the changes in adjusted net income and the impacts of the decreases in diluted average common shares outstanding.
ASSETS UNDER MANAGEMENT
In the fourth quarter of fiscal year 2020, we revised our presentation of AUM to disclose AUM by asset class and introduced a simplified presentation of long-term net flows to incorporate all client-driven flow activity, which is defined as long-term inflows net of long-term outflows. Additionally, we report cash management net flows as a separate component of total net flows. These changes reflect the new breadth of our business and the expansion of our client base and investment vehicle offerings, both of which expanded significantly beyond retail mutual funds following the acquisition of Legg Mason.
AUM by asset class was as follows:

(in billions)				2020 vs. 2019	2019 vs. 2018
as of September 30,	2020	2019	2018
Fixed Income	$656.7	$250.6	$258.5	162%	(3%)
Equity	432.0	263.9	304.6	64%	(13%)
Multi-Asset	133.8	123.6	126.7	8%	(2%)
Alternative	124.0	45.0	18.0	176%	150%
Cash Management	72.4	9.5	9.3	662%	2%
Total	$1,418.9	$692.6	$717.1	105%	(3%)
Average for the Year	$832.9	$697.0	$740.5	19%	(6%)
AUM at September 30, 2020 increased 105% from September 30, 2019 driven by $806.5 billion from acquisitions, partially offset by $61.6 billion of long-term net outflows, $9.9 billion of cash management net outflows and $8.7 billion from net market change, distributions and other.
AUM at September 30, 2019 decreased 3% from September 30, 2018 as $31.8 billion of long-term net outflows and $20.0 billion of net market change, distributions and other, were partially offset by $26.4 billion from an acquisition and $0.9 billion of cash management net inflows.
Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM.

Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM			2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
Fixed Income	$330.5	$256.1	$275.2	29%	(7%)
Equity	290.3	275.5	310.8	5%	(11%)
Multi-Asset	123.0	122.2	129.3	1%	(5%)
Alternative	63.8	33.7	17.2	89%	96%
Cash Management	25.3	9.5	8.0	166%	19%
Total	$832.9	$697.0	$740.5	19%	(6%)

	Mix of Average AUM
for the fiscal years ended September 30,	2020	2019	2018
Fixed Income	39%	37%	37%
Equity	35%	40%	42%
Multi-Asset	15%	17%	18%
Alternative	8%	5%	2%
Cash Management	3%	1%	1%
Total	100%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
Beginning AUM	$692.6	$717.1	$753.2	(3%)	(5%)
Long-term inflows	182.4	175.0	165.5	4%	6%
Long-term outflows	(244.0)	(206.8)	(203.5)	18%	2%
Long-term net flows	(61.6)	(31.8)	(38.0)	94%	(16%)
Cash management net flows	(9.9)	0.9	3.5	NM	(74%)
Total net flows	(71.5)	(30.9)	(34.5)	131%	(10%)
Acquisitions	806.5	26.4	9.8	NM	169%
Net market change, distributions and other	(8.7)	(20.0)	(11.4)	(57%)	75%
Ending AUM	$1,418.9	$692.6	$717.1	105%	(3%)

Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2020	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
AUM at October 1, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6
Long-term inflows	79.7	64.3	27.8	10.6	—	182.4
Long-term outflows	(112.9)	(90.2)	(33.6)	(7.3)	—	(244.0)
Long-term net flows	(33.2)	(25.9)	(5.8)	3.3	—	(61.6)
Cash management net flows	—	—	—	—	(9.9)	(9.9)
Total net flows	(33.2)	(25.9)	(5.8)	3.3	(9.9)	(71.5)
Acquisitions	449.4	183.2	22.5	75.8	75.6	806.5
Net market change, distributions and other	(10.1)	10.8	(6.5)	(0.1)	(2.8)	(8.7)
AUM at September 30, 2020	$656.7	$432.0	$133.8	$124.0	$72.4	$1,418.9

(in billions)
for the fiscal year ended September 30, 2019	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
AUM at October 1, 2018	$258.5	$304.6	$126.7	$18.0	$9.3	$717.1
Long-term inflows	75.6	58.5	34.8	6.1	—	175.0
Long-term outflows	(81.9)	(83.5)	(35.9)	(5.5)	—	(206.8)
Long-term net flows	(6.3)	(25.0)	(1.1)	0.6	—	(31.8)
Cash management net flows	—	—	—	—	0.9	0.9
Total net flows	(6.3)	(25.0)	(1.1)	0.6	0.9	(30.9)
Acquisition	—	—	—	26.4	—	26.4
Net market change, distributions and other	(1.6)	(15.7)	(2.0)	—	(0.7)	(20.0)
AUM at September 30, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6

(in billions)
for the fiscal year ended September 30, 2018	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
AUM at October 1, 2017	$286.0	$311.7	$132.5	$16.7	$6.3	$753.2
Long-term inflows	71.2	63.9	25.6	4.8	—	165.5
Long-term outflows	(82.4)	(88.5)	(29.0)	(3.6)	—	(203.5)
Long-term net flows	(11.2)	(24.6)	(3.4)	1.2	—	(38.0)
Cash management net flows	—	—	—	—	3.5	3.5
Total net flows	(11.2)	(24.6)	(3.4)	1.2	3.5	(34.5)
Acquisition	—	9.8	—	—	—	9.8
Net market change, distributions and other	(16.3)	7.7	(2.4)	0.1	(0.5)	(11.4)
AUM at September 30, 2018	$258.5	$304.6	$126.7	$18.0	$9.3	$717.1
AUM increased $726.3 billion or 105% during fiscal year 2020 as $806.5 billion from acquisitions was partially offset by $61.6 billion of long-term net outflows, $9.9 billion of cash management net outflows and $8.7 billion of net market change, distributions and other. Acquisitions included $797.4 billion from the acquisition of Legg Mason and $9.1 billion from other acquisitions. Long-term inflows increased 4% to $182.4 billion, as compared to the prior year, due to higher inflows in all long-term asset classes except multi-asset. Long-term outflows increased 18% to $244.0 billion due to higher outflows in all long-term asset classes except multi-asset, most significantly in fixed income products. Long-term net outflows included outflows of $27.6 billion from six fixed income funds, $7.3 billion from seven institutional products, $6.2 billion from three equity funds and $3.6 billion from a multi-asset fund, partially offset by inflows of $6.0 billion in two equity funds, $4.0 billion in three fixed income funds, $2.0 billion in two institutional products and $1.3 billion in a private open-end product. Net market change, distributions and other primarily consists of $24.8 billion of long-term distributions, partially offset by $15.8 billion of market appreciation. The market appreciation occurred primarily in the equity asset class, and reflected positive returns in global equity markets as evidenced by increases of 15.2% and 11.0% in the S&P 500 Index and MSCI World Index.
AUM decreased $24.5 billion or 3% during fiscal year 2019 due to $31.8 billion of long-term net outflows and $20.0 billion of net market change, distributions and other, partially offset by $26.4 billion from an acquisition. Long-term inflows increased 6% to $175.0 billion due to higher inflows in all the long-term asset classes except the equity asset class, and long-term outflows increased 2% to $206.8 billion due to higher outflows in the multi-asset and alternative asset classes, partially offset by lower outflows in the equity asset class. Long-term net outflows included outflows of $7.0 billion from six institutional clients, of which $2.9 billion was from Canadian mandates and $2.1 billion was due to two clients’ mandatory redemption policies following portfolio manager departures; $4.3 billion from two equity funds; $2.7 billion from a fixed income fund; $1.4 billion from an institutional fixed income product; $1.3 billion from a multi-asset fund; $1.2 billion from two sub-advised institutional products and $1.0 billion from a sub-advised variable annuity client. The outflows were partially offset by inflows of $1.9 billion in a fixed income fund and $1.8 billion in an equity fund. Net market change, distributions and other primarily consists of $31.5 billion of long-term distributions and a $2.9 billion decrease from foreign exchange revaluation, partially offset by $14.4 billion of market appreciation. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 14% of total AUM as of September 30, 2019, and was primarily due to strengthening of the U.S. dollar against the Euro, Canadian dollar, Australian dollar and Pound Sterling. The market appreciation occurred in all long-term asset classes except equity, and reflected positive returns in global fixed income markets as evidenced by a 7.6% increase in the Bloomberg Barclays Global Aggregate Index.
AUM by sales region was as follows:

(in billions)				2020 vs. 2019	2019 vs. 2018
as of September 30,	2020	2019	2018
United States	$1,024.0	$477.9	$482.0	114%	(1%)
International
Asia-Pacific	168.6	89.0	91.4	89%	(3%)
Europe, Middle East and Africa	141.8	87.9	98.3	61%	(11%)
Latin America[1]	59.4	13.5	15.6	340%	(13%)
Canada	25.1	24.3	29.8	3%	(18%)
Total international	$394.9	$214.7	$235.1	84%	(9%)
Total	$1,418.9	$692.6	$717.1	105%	(3%)
 ______________

[1]	Includes North America-based advisers serving non-resident clients.
Average AUM by sales region was as follows:

(in billions)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
United States	$587.2	$473.3	$491.1	24%	(4%)
International
Asia-Pacific	102.4	90.4	95.2	13%	(5%)
Europe, Middle East and Africa	97.8	91.5	105.8	7%	(14%)
Latin America[1]	23.1	14.6	17.3	58%	(16%)
Canada	22.4	27.2	31.1	(18%)	(13%)
Total international	$245.7	$223.7	$249.4	10%	(10%)
Total	$832.9	$697.0	$740.5	19%	(6%)
 ______________

[1]	Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 70%, 68% and 66% for fiscal years 2020, 2019 and 2018.

The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and our institutional products against benchmarks. Approximately half of our mutual fund AUM exceeded the peer group median comparisons for all periods presented. Our institutional products generated strong long-term results with at least 63% of AUM exceeding the benchmark comparisons for all periods presented, primarily driven by the performance of our fixed income products which had at least 73% of AUM exceeding the benchmark comparisons.
The performance of our mutual fund products against peer group medians and of our institutional products against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Institutional AUM Exceeding Benchmark
as of September 30, 2020	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	58%	53%	51%	56%	73%	80%	92%	97%
Equity	48%	56%	56%	47%	28%	33%	27%	50%
Total AUM[3]	47%	48%	47%	58%	63%	69%	73%	84%
 _______________

[1]
Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 39%, 38%, 38% and 36% of our total AUM as of September 30, 2020.

[2]
Institutional performance measures the percent of institutional AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total institutional AUM measured for the 1-, 3-, 5- and 10-year periods represents 55%, 54%, 52% and 48% of our total AUM as of September 30, 2020.

[3]	Total AUM includes performance of our multi-asset and alternative AUM, which each represent 9% of our total AUM at September 30, 2020.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of October 12, 2020 and are subject to revision. While we remain focused on achieving strong long-term performance, our future peer group and benchmark rankings may vary from our past performance.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
Investment management fees	$3,981.7	$3,985.2	$4,367.5	0%	(9%)
Sales and distribution fees	1,362.0	1,444.6	1,599.8	(6%)	(10%)
Shareholder servicing fees	195.1	216.3	221.9	(10%)	(3%)
Other	27.7	23.3	15.3	19%	52%
Total Operating Revenues	$5,566.5	$5,669.4	$6,204.5	(2%)	(9%)
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $3.5 million in fiscal year 2020 primarily due to a 7% decrease in average AUM, lower effective investment management fee rate and lower performance fees of the legacy Franklin business, largely offset by $427.6 million of revenue earned by Legg Mason subsequent to the acquisition. The decrease in average AUM of the legacy Franklin business occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class, and across all sales regions except Europe, Middle East and Africa.
Investment management fees decreased $382.3 million in fiscal year 2019 primarily due to a 6% decrease in average AUM, a $59.6 million decrease from a change in presentation of certain fees from investment management fees to distribution fees upon adoption of new revenue recognition accounting guidance on October 1, 2018, and a lower effective investment management fee rate, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the equity, fixed income and multi-asset asset classes, partially offset by an increase in the alternative asset class, and across all sales regions, most significantly in the U.S. and Europe, Middle East and Africa.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 47.3, 56.4 and 58.7 basis points for fiscal years 2020, 2019 and 2018. The rate decrease in fiscal year 2020 was primarily due to the Legg Mason acquisition, as Legg Mason generally has a lower overall effective fee rate due to a higher mix of institutional and fixed income AUM. The fee rate decrease is also due to higher weighting of AUM in lower-fee products, a shift from higher-fee products in the U.S. sales region to lower-fee products in Europe, Middle East and Africa sales regions for the fixed income asset class, and certain sponsored funds in India with total AUM of $3.4 billion at September 30, 2020, which are subject to the decision of the funds’ trustees to wind up the funds (see Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for further information), and for which the Company no longer earns investment management fees.
Performance-based investment management fees were $44.0 million, $52.9 million and $21.2 million for fiscal years 2020, 2019 and 2018. The decrease in fiscal year 2020 was primarily due to lower performance fees earned from a private debt fund, separate accounts, and a real estate fund, while the increase in fiscal year 2019 was primarily due to the higher fees earned from the same funds. The decrease in fiscal year 2020 was partially offset by $15.0 million of performance fees earned by Legg Mason subsequent to the acquisition.

U.S. industry asset-weighted average management fee rates were as follows:

(in basis points)	Industry Average[1]
for the fiscal years ended September 30,	2020	2019	2018
Fixed Income[2]	27	29	30
Equity[3]	32	33	36
Multi-Asset	37	38	40
Alternative[4]	62	72	77
Cash Management	16	16	16
 ________________

[1]
U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Refinitiv Company, as of September 30, 2020, 2019 and 2018 and include all U.S.-registered open-end funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund of fund products are not included.

[2]	The decreases in the average rate in fiscal years 2020 and 2019 reflect higher weightings of two large low-fee passive funds and lower weightings of two large higher-fee actively managed funds.

[3]	The decreases in the average rate in fiscal years 2020 and 2019 reflect higher weightings of two large low-fee passive funds.

[4]	The decreases in the average rate in fiscal years 2020 and 2019 reflect higher weightings of one large low-fee passive fund.
The declines in U.S. industry average management fee rates for long-term asset classes generally reflect increased investor demand for lower-fee passive funds. Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage substantially all of our products and have a higher level of international AUM, both of which generate higher fees. Our fiscal year 2020 effective fee rates in the U.S. generally decreased to a greater extent than the average industry rates following the acquisition of Legg Mason on July 31, 2020 and are expected to decrease further in the fiscal year ending September 30, 2021 which will include a full year of Legg Mason results.
Our product offerings and global operations are diverse. As such, the impact of future changes in AUM on investment management fees will be affected by the relative mix of asset class, geographic region, distribution channel and investment vehicle of the assets.
Sales and Distribution Fees
Sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are earned from the sale of certain classes of sponsored funds at the time of purchase (“commissionable sales”) and may be reduced or eliminated depending on the amount invested and the type of investor. Therefore, sales fees generally will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
Our sponsored mutual funds generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. The majority of our U.S. mutual funds, with the exception of certain money market funds and certain other funds specifically designed for purchase through separately managed account programs, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act of 1940. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. We earn distribution fees from our non-U.S. funds based on daily average AUM.
We pay substantially all of our sales and distribution fees to the financial advisers, broker-dealers and other intermediaries that sell our funds on our behalf. See the description of sales, distribution and marketing expenses below.

Sales and distribution fees by revenue driver are presented below.

(in millions)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
Asset-based fees	$1,096.3	$1,188.2	$1,314.3	(8%)	(10%)
Sales-based fees	245.9	244.0	270.3	1%	(10%)
Contingent sales charges	19.8	12.4	15.2	60%	(18%)
Sales and Distribution Fees	$1,362.0	$1,444.6	$1,599.8	(6%)	(10%)
Asset-based distribution fees decreased $91.9 million in fiscal year 2020 primarily due to decreases of $79.2 million from a 7% decrease in the related average AUM and $38.6 million from a higher mix of lower-fee U.S. assets, partially offset by a $35.3 million increase from fees earned by Legg Mason subsequent to the acquisition. Asset-based distribution fees decreased $126.1 million in fiscal year 2019 primarily due to decreases of $120.5 million from a 9% decrease in the related average AUM and $67.6 million from a lower mix of U.S. Class C assets which have higher fee rates than other share classes, partially offset by a $59.6 million increase from a change in presentation of certain fees to distribution fees from investment management fees upon adoption of new revenue recognition accounting guidance on October 1, 2018.
Sales-based fees increased $1.9 million in fiscal year 2020 primarily due to increases of $9.8 million from fees earned by Legg Mason subsequent to the acquisition, $7.2 million from higher U.S. product commissionable sales and, $2.9 million from a higher mix of equity sales, which typically generate higher sales fees than fixed income products. The increases were substantially offset by a decrease of $18.7 million from lower non-U.S. product commissionable sales. Sales-based fees decreased $26.3 million in fiscal year 2019 primarily due to decreases of $18.2 million from lower total commissionable sales and $5.3 million from a lower mix of U.S. product commissionable sales.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares. Contingent sales charges increased $7.4 million in fiscal year 2020 and decreased $2.8 million in fiscal year 2019 primarily due to changes in redemptions.
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
Shareholder servicing fees decreased $21.2 million in fiscal year 2020 primarily due to lower levels of related AUM and transactions. Shareholder servicing fees decreased $5.6 million in fiscal year 2019 primarily due to lower levels of related AUM and transactions, partially offset by $8.6 million of fund expense reimbursement revenue.
Other
Other revenue increased $4.4 million and $8.0 million in fiscal years 2020 and 2019 primarily due to higher miscellaneous fee revenues.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,
Compensation and benefits	$1,873.9	$1,584.7	$1,390.6	18%	14%
Sales, distribution and marketing	1,703.1	1,819.6	2,039.7	(6%)	(11%)
Information systems and technology	288.4	258.5	243.9	12%	6%
Occupancy	147.9	133.6	128.6	11%	4%
Amortization of intangible assets	54.0	14.7	1.8	267%	717%
General, administrative and other	450.3	391.4	371.7	15%	5%
Total Operating Expenses	$4,517.6	$4,202.5	$4,176.3	7%	1%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
Salaries, wages and benefits	$1,072.1	$974.9	$928.4	10%	5%
Variable compensation	551.2	490.6	454.3	12%	8%
Acquisition-related retention	195.8	63.7	7.9	207%	706%
Special termination benefits	54.8	55.5	—	(1%)	NM
Compensation and Benefits Expenses	$1,873.9	$1,584.7	$1,390.6	18%	14%
Salaries, wages and benefits increased $97.2 million and $46.5 million in fiscal year 2020 and 2019, primarily due to increases of $56.9 million and $23.8 million from higher average staffing levels primarily resulting from acquisitions, and $19.3 million and $24.5 million for annual salary increases that were effective December 1 of each fiscal year, partially offset by decreases of $5.9 million and $12.5 million from favorable foreign currency impacts. The increase in fiscal year 2020 also included a $16.2 million increase in other termination benefits.
Variable compensation increased $60.6 million and $36.3 million in fiscal year 2020 and 2019, primarily due to increases of $67.7 million and $52.4 million related to acquired firms’ bonus plans and $10.0 million and $2.2 million related to private equity and other product performance fees, partially offset by decreases of $9.6 million and $18.0 million in bonus expense primarily due to lower expectations of our annual performance. Variable compensation related to unvested mutual fund awards decreased $11.3 million in fiscal year 2020 and increased $3.8 million in fiscal year 2019. The increases in fiscal year 2019 were also partially offset by a $7.9 million decrease in stock and stock unit award amortization.
Acquisition-related retention expenses increased $132.1 million in fiscal year 2020 primarily related to the acquisition of Legg Mason, and increased $55.8 million in fiscal year 2019 primarily related to the acquisition of Benefit Street Partners, L.L.C. (“BSP”).
Special termination benefits relate to workforce optimization initiatives related to the acquisition of Legg Mason in fiscal year 2020, and voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.
We expect to incur acquisition-related retention expenses of approximately $150 million during the fiscal year ending September 30, 2021 (“fiscal year 2021”), and amounts that decrease by approximately $20 million per year in the following three fiscal years. At September 30, 2020, our global workforce had increased to approximately 11,800 employees from approximately 9,600 at September 30, 2019.
We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits expenses going forward. However, in order to attract and retain talented individuals, our level of compensation and benefit expenses may increase more quickly or decrease more slowly than our revenue.

Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily relate to services provided by financial advisers, broker-dealers and other intermediaries to our sponsored funds, including marketing support services. Substantially all sales expenses are incurred from the same commissionable sales transactions that generate sales fee revenues and are determined as a percentage of sales. Substantially all distribution expenses are incurred from assets that generate distribution fees and are determined as a percentage of AUM. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to upfront commissions on shares sold without a front-end sales charge. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,
Asset-based expenses	$1,369.0	$1,476.0	$1,703.9	(7%)	(13%)
Sales-based expenses	253.8	257.8	255.1	(2%)	1%
Amortization of deferred sales commissions	80.3	85.8	80.7	(6%)	6%
Sales, Distribution and Marketing	$1,703.1	$1,819.6	$2,039.7	(6%)	(11%)
Asset-based expenses decreased $107.0 million in fiscal year 2020 primarily due to decreases of $107.4 million from an 8% decrease in the related average AUM and $53.4 million from a higher mix of lower-fee U.S. assets, partially offset by a $58.6 million increase in expenses incurred by Legg Mason subsequent to the acquisition. Asset-based expenses decreased $227.9 million in fiscal year 2019 primarily due to decreases of $161.4 million from a 10% decrease in the related average AUM, and $64.3 million from a lower mix of U.S. Class C assets which have higher expense rates than other share classes. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $4.0 million in fiscal year 2020 primarily due to a $20.3 million decrease from lower non-U.S. product commissionable sales, largely offset by an $8.6 million increase in expenses incurred by Legg Mason subsequent to the acquisition and a $7.5 million increase from higher U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products. Sales-based expenses increased $2.7 million in fiscal year 2019 primarily due to increases of $22.6 million from the recognition of sales commissions on U.S. Class C shares as expense at the time of sale and $10.0 million from revised U.S. dealer commission pricing effective September 2018, partially offset by decreases of $14.2 million from lower total commissionable sales and $12.6 million in India primarily related to regulatory-driven changes in fee structure. The recognition of sales commissions on U.S. Class C shares as expense at the time of sale is consistent with the treatment of contract costs with a useful life of one year or less under new revenue recognition accounting guidance adopted on October 1, 2018. The commissions relate to shares sold without a front-end sales charge and were deferred and amortized over one year in prior years.
Amortization of deferred sales commissions decreased $5.5 million in fiscal year 2020, primarily due to a $15.0 million decrease from lower sales of non-U.S. shares sold without front-end sales charge, partially offset by an $8.6 million increase from higher sales of U.S. shares. Amortization of deferred sales commissions increased $5.1 million in fiscal year 2019, as the impact of higher sales of shares sold without a front-end sales charge was largely offset by the change in accounting for U.S. Class C shares discussed above, which resulted in no further deferral and amortization. The unamortized deferred Class C commission balance of $9.1 million at September 30, 2018 was reversed against retained earnings upon adoption of the new accounting guidance.
Information Systems and Technology
Information systems and technology expenses increased $29.9 million in fiscal year 2020 primarily due to expenses of Legg Mason subsequent to closing of the acquisition. Information systems and technology expenses increased $14.6 million in fiscal year 2019 primarily due to higher external data service and software costs.

Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $14.3 million in fiscal year 2020 primarily due to expenses of Legg Mason subsequent to closing of the acquisition, and higher depreciation expense related to our buildings in San Mateo, California and Poznan, Poland which we occupied beginning in the second half of fiscal year 2019, partially offset by lower levels of rent expense and building maintenance costs. Occupancy expenses increased $5.0 million in fiscal year 2019 primarily due to higher levels of rent expense and building depreciation and maintenance costs, partially offset by a $6.3 million decrease in equipment impairment.
Amortization of intangible assets
Amortization of intangible assets increased $39.3 million in fiscal year 2020 primarily related to the acquisition of Legg Mason, and increased $12.9 million in fiscal year 2019 primarily related to the acquisition of BSP. See Note 9 – Goodwill and Other Intangible Assets in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on definite-lived intangible assets.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of professional fees, fund-related service fees payable to external parties, impairments of intangible assets and goodwill, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $58.9 million in fiscal year 2020, primarily due to increases of $48.0 million in acquisition-related professional fees and $19.3 million of post-acquisition general and administrative expenses, both related to Legg Mason. Additionally, impairments of intangible assets and goodwill increased $42.1 million primarily related to assets recognized from the acquisitions of BSP and Onsa, Inc., (formally known as TokenVault, Inc.). The increases were partially offset by decreases of $24.6 million in travel and entertainment expenses and $13.8 million in advertising and promotion expenses, both primarily due to lower activity levels, and by a prior year litigation settlement.
General, administrative and other operating expenses increased $19.7 million in fiscal year 2019 primarily due to a $13.9 million litigation settlement and higher third-party service fees and professional fees. Third-party fees primarily for sub-advisory and fund administration services increased $13.7 million, including $8.6 million from the recognition of certain payments reimbursed by funds as expense upon adoption of new revenue recognition accounting guidance on October 1, 2018. Professional fees increased $10.6 million primarily related to the acquisition of BSP. The increases were partially offset by decreases of $11.1 million in contingent consideration expense for the K2 Advisors Holdings, LLC (“K2”) acquisition and $8.6 million in advertising and promotion.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2020 vs. 2019	2019 vs. 2018
for the fiscal years ended September 30,	2020	2019	2018
Investment and other income (losses), net	$(38.4)	$141.4	$200.3	NM	(29%)
Interest expense	(33.4)	(22.4)	(46.3)	49%	(52%)
Investment and other income of consolidated investment products, net	70.2	78.8	59.6	(11%)	32%
Expenses of consolidated investment products	(29.4)	(16.9)	(26.6)	74%	(36%)
Other Income (Expenses), Net	$(31.0)	$180.9	$187.0	NM	(3%)
In fiscal year 2020, the Company changed the presentation of its consolidated statements of income to include dividend and interest income and other expenses from consolidated investment products (“CIPs”) in non-operating income (expense). Amounts for the comparative prior fiscal years have been reclassified to conform to the current presentation. See Note 1 - Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for more information.
Investment and other income (losses), net consists primarily of income (losses) from equity method investees, dividend and interest income, rental income from excess owned space in our San Mateo, California corporate headquarters and other office buildings which we lease to third parties, foreign currency exchange gains (losses), and gains (losses) on investments held by the Company.
Investment and other income (losses), net decreased $179.8 million in fiscal year 2020 primarily due to the impact of steep declines in market valuations on investment income, lower dividend and interest income, and foreign exchange losses, partially offset by an increase in rental income. Losses from equity method investees increased $87.7 million, primarily related to investments in two global equity funds. Dividend income decreased $48.1 million primarily due to lower yields on money market funds. Net foreign currency exchange losses were $22.3 million in fiscal year 2020 as compared to net gains of $13.1 million in the prior year. The decrease was primarily due to the impact of the weakening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
Interest income decreased $16.7 million primarily due to lower levels of cash equivalents and debt securities and lower interest rates. The decreases were partially offset by a $10.2 million increase in rental income due to additional leases which took effect in fiscal year 2020.
Investment and other income (losses), net decreased $58.9 million in fiscal year 2019 primarily due to losses from equity method investees, as compared to income in the prior year, lower interest income and losses on investments held by the Company, as compared to gains in the prior year. These decreases were largely offset by higher dividend income and higher foreign exchange gains. Equity method investees generated losses of $10.4 million as compared to income of $44.4 million in the prior year primarily due to changes in market valuations of investments held by two global equity funds. Interest income decreased $45.5 million primarily due to lower levels of cash equivalents and debt securities, partially offset by higher interest rates. Investments held by the Company generated net losses of $9.7 million primarily due to $9.0 million of other-than-temporary impairment of an available-for-sale debt security, as compared to net gains of $6.0 million in the prior year. The decreases were partially offset by a $45.9 million increase in dividend income primarily due to higher yields on, and investments in, money market funds. Net foreign currency exchange gains increased $12.5 million primarily from the impact of strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
Interest expense increased $11.0 million in fiscal year 2020 primarily due to interest expense recognized on debt of Legg Mason subsequent to the acquisition. Interest expense decreased $23.9 million in fiscal year 2019 primarily due to $12.5 million of prior year costs related to early redemption of senior notes and lower debt balances.
Investment and other income of consolidated investment products, net consists of dividend and interest income and investment gains (losses) on investments held by CIPs. Expenses of consolidated investment products primarily consists of fund-related expenses, including professional fees and other administrative expenses, and interest expense. Significant portions of the investment and other income of consolidated investment products, net and expenses of consolidated investment products are offset in noncontrolling interests in our consolidated statements of income.

Investment and other income of consolidated investment products, net decreased $8.6 million in fiscal year 2020. Net losses on investments held by CIPs increased $12.6 million primarily from holdings of various alternative funds partially offset by gains from holdings of various equity funds and a U.S. fixed income fund. This decrease was partially offset by a $4.0 million increase in dividend and interest income of CIPs.
Investment and other income of consolidated investment products, net increased $19.2 million in fiscal year 2019. Net losses on investments held by CIPs decreased $28.7 million primarily from holdings of various global/international funds and a U.S. fixed income fund. This increase was partially offset by a $9.5 million decrease in investment income of CIPs.
Expenses of consolidated investment products increased $12.5 million in fiscal year 2020, primarily due to higher expenses incurred by two alternative funds. Expenses of consolidated investment products decreased $9.7 million in fiscal year 2019, primarily due to lower expenses incurred by an equity fund and a fixed income fund.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2020, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,026.8	$—	$—	$—	$—	$3,026.8
Investments
Fixed Income	—	198.7	139.7	40.8	242.9	622.1
Equity	—	209.4	308.9	22.8	67.9	609.0
Multi-Asset	—	64.4	50.2	—	64.3	178.9
Alternative	—	32.3	183.4	19.9	410.2	645.8
Total investments	—	504.8	682.2	83.5	785.3	2,055.8
Total Cash and Cash Equivalents and Investments	$3,026.8	$504.8	$682.2	$83.5	$785.3	$5,082.6

 ______________

[1]
See Note 1 – Significant Accounting Policies and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.

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
Our effective income tax rate for fiscal year 2020 was 22.7% as compared to 26.8% in fiscal year 2019 and 66.5% in fiscal year 2018. The rate decrease in fiscal year 2020 was primarily due to the prior-year reversal of the tax benefit included in the transition tax related to U.S. taxation of deemed foreign dividends upon issuance of final regulations by the U.S. Department of Treasury for the Tax Act, tax benefits from capital losses subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch, and a statutory rate reduction enacted in India in December 2019. These decreases were partially offset by an increase in the tax rate due to a lower mix of earnings in lower tax jurisdictions. The Coronavirus Aid, Relief, and Economic Security Act, which includes several corporate tax provisions and was signed into law on March 27, 2020, did not have a material impact on our income taxes. The rate decrease in fiscal year 2019 was primarily due to the prior year impact of the transition tax, net of the tax benefit from the revaluation of net deferred tax liabilities at the lower statutory rate, and the current year impact of the lower 21% statutory rate as compared to the prior-year blended statutory rate of 24.5%, partially offset by the reversal of the tax benefit related to the U.S. taxation of deemed foreign dividends. Our effective income tax rate excluding the one-time impacts of the Tax Act was 21.6% and 22.7% for fiscal years 2019 and 2018.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in such jurisdictions may affect our effective income tax rate and net income.
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
As supplemental information, we are providing performance measures for “adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share,” each of which is based on methodologies other than generally accepted accounting principles (“non-GAAP measures”). Management believes these non-GAAP measures are useful indicators of our financial performance and may be helpful to investors in evaluating our relative performance against industry peers as these measures exclude the impact of CIPs and mitigate the margin variability related to sales and distribution revenues and expenses across multiple distribution channels globally. These measures also exclude performance-based investment management fees which are fully passed through as compensation and benefits expense per the terms of a previous acquisition by Legg Mason and have no impact on net income. These non-GAAP measures also exclude acquisition-related expenses, certain items which management considers to be nonrecurring, unrealized investment gains and losses included in investment and other income (losses), net, and the related income tax effect of these adjustments, as applicable. These non-GAAP measures also exclude the impact on compensation and benefits expense which is offset by gains and losses in investment and other income (losses), net on investments made to fund deferred compensation plans and on seed investments under certain historical revenue sharing arrangements.
“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are defined below, followed by reconciliations of operating income, operating margin, net income attributable to Franklin Resources, Inc. and diluted earnings per share on a U.S. GAAP basis to these non-GAAP measures. Non-GAAP measures should not be considered in isolation from, or as substitutes for, any financial information prepared in accordance with U.S. GAAP, and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.
Adjusted Operating Income
We define adjusted operating income as operating income adjusted to exclude the following:

•	Elimination of operating revenues upon consolidation of investment products.

•	Acquisition-related retention compensation.

•
Impact on compensation and benefits expense from gains and losses on investments related to Legg Mason deferred compensation plans and seed investments, which is offset in investment and other income (expense), net.

•	Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities.

•	Amortization and impairment of intangible assets and goodwill.

•
Special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason in fiscal year 2020, and voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.

Adjusted Operating Margin
We calculate adjusted operating margin as adjusted operating income divided by adjusted operating revenues. We define adjusted operating revenues as operating revenues adjusted to exclude the following:

•	Acquisition-related performance-based investment management fees which are passed through as compensation and benefits expense.

•
Sales and distribution fees and a portion of investment management fees allocated to cover sales, distribution and marketing expenses paid to the financial advisers and other intermediaries who sell our funds on our behalf.

•	Elimination of operating revenues upon consolidation of investment products.
Adjusted Net Income
We define adjusted net income as net income attributable to Franklin Resources, Inc. adjusted to exclude the following:

•
Activities of CIPs, including investment and other income (losses), net, other expenses and income (loss) attributable to noncontrolling interests, net of revenues eliminated upon consolidation of investment products.

•	Acquisition-related retention compensation.

•	Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities and the market-based component of retention awards.

•	Amortization and impairment of intangible assets.

•	Impairment of goodwill and write off of noncontrolling interests related to the wind down of a recently acquired business.

•
Special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason in fiscal year 2020, and voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in fiscal year 2019.

•	Net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense.

•	Unrealized investment gains and losses included in investment and other income (losses), net, other than those that are offset by compensation and benefits expense.

•	Interest expense for amortization of Legg Mason debt premium from acquisition-date fair value adjustment.

•	Net income tax expense of the above adjustments based on the respective blended rates applicable to the adjustments.
Adjusted Diluted Earnings Per Share
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of consolidated products are not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, amortization and impairment of intangible assets and goodwill, the write-off of noncontrolling interests, and interest expense for amortization of the Legg Mason debt premium to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason in fiscal year 2020 and certain voluntary separation and workforce reduction initiatives because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net and net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2020	2019	2018
for the fiscal years ended September 30,
Operating income	$1,048.9	$1,466.9	$2,028.2
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	23.6	30.7	35.2
Acquisition-related retention	195.8	63.7	7.9
Compensation and benefits expense from gain on deferred compensation and seed investments, net	1.2	—	—
Other acquisition-related expenses	57.4	9.4	14.7
Amortization of intangible assets	54.0	14.7	1.8
Impairment of goodwill and intangible assets	55.4	13.3	5.7
Special termination benefits	54.8	55.5	—
Adjusted operating income	$1,491.1	$1,654.2	$2,093.5

Total operating revenues	$5,566.5	$5,669.4	$6,204.5
Add (subtract):
Acquisition-related pass through performance fees	(9.4)	—	—
Sales and distribution fees	(1,362.0)	(1,444.6)	(1,599.8)
Allocation of investment management fees for sales, distribution and marketing expenses	(341.1)	(375.0)	(439.9)
Elimination of operating revenues upon consolidation of investment products¹	23.6	30.7	35.2
Adjusted operating revenues	$3,877.6	$3,880.5	$4,200.0

Operating margin	18.8%	25.9%	32.7%
Adjusted operating margin	38.5%	42.6%	49.8%

(in millions, except per share data)	2020	2019	2018
for the fiscal years ended September 30,
Net income attributable to Franklin Resources, Inc.	$798.9	$1,195.7	$764.4
Add (subtract):
Net income of consolidated investment products¹	(4.6)	(3.7)	(5.8)
Acquisition-related retention	195.8	63.7	7.9
Other acquisition-related expenses	58.6	9.4	14.5
Amortization of intangible assets	54.0	14.7	1.8
Impairment of goodwill and intangible assets	55.4	13.3	5.7
Special termination benefits	54.8	55.5	—
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(0.1)	—	—
Unrealized investment losses included in investment and other income (losses), net	221.0	20.0	15.3
Interest expense for amortization of debt premium	(4.7)	—	—
Write off of noncontrolling interests	(16.7)	—	—
Net income tax expense of adjustments	(101.4)	(37.3)	(5.7)
Adjusted net income	$1,311.0	$1,331.3	$798.1

Diluted earnings per share	$1.59	$2.35	$1.39
Adjusted diluted earnings per share	2.61	2.62	1.45
__________________

[1]	The impact of consolidated investment products is summarized as follows:

(in millions)	2020	2019	2018
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(23.6)	$(30.7)	$(35.2)
Other income, net	33.6	39.8	18.6
Less: income (loss) attributable to noncontrolling interests	5.4	5.4	(22.4)
Net income	$4.6	$3.7	$5.8
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Operating cash flows	$1,021.4	$201.6	$2,229.7
Investing cash flows	(3,243.1)	(1,077.1)	(290.4)
Financing cash flows	194.2	(40.5)	(3,761.7)
Net cash provided by operating activities increased in fiscal year 2020 primarily due to lower net purchases of investments by CIPs, decreases in investments, net, decreases in receivables and other assets, and a smaller decline in taxes payable, partially offset by decreases in accounts payable and accrued expenses, and decreases in net income. Net cash used in investing activities increased as compared to the prior year, primarily due to higher cash paid for acquisitions, and net purchases of investments by CLOs, partially offset by net consolidation of CIPs as compared to net deconsolidation in the prior year, higher net liquidation of our investments as compared to the prior year, and lower net additions of property, plant and equipment. Net cash provided by financing activities, as compared to net cash used in the prior year, primarily resulted from proceeds from debt of CIPs and lower repurchases of stock, partially offset by lower net subscriptions in CIPs by noncontrolling interests and payments on debt by CIPs.

Net cash provided by operating activities decreased in fiscal year 2019 primarily due to activities of CIPs which had net purchases of investments as compared to net liquidations in the prior year. Net cash used in investing activities increased primarily due to cash paid for BSP and higher net additions of property and equipment primarily related to construction of two new buildings at our corporate headquarters campus in San Mateo, California and a purchased office building in Poznan, Poland. Net cash used in financing activities decreased primarily due to lower dividends paid on, and repurchases of, common stock, higher net subscriptions in CIPs by noncontrolling interests, and a prior-year debt payment.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2020	2019	2018
Assets
Cash and cash equivalents	$3,026.8	$5,803.4	$6,610.8
Receivables	1,114.8	740.0	733.7
Investments	982.2	2,029.4	2,130.6
Total Liquid Assets	$5,123.8	$8,572.8	$9,475.1

Liability
Debt	$3,017.1	$696.9	$695.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2020 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,290.9 million at September 30, 2020 and $3,429.0 million at September 30, 2019, including $316.6 million and $263.3 million that was restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted private placement program.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2020, $699.5 million of the notes were outstanding with an aggregate principal amount due of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025.

Additionally, Legg Mason has outstanding senior and junior unsecured unsubordinated notes with an aggregate principal amount due of $2,000.0 million at September 30, 2020. The notes have fixed interest rates from 3.950% to 6.375% with interest payable semi-annually for senior notes and quarterly for junior notes, and have an aggregate carrying value, inclusive of unamortized premium, of $2,319.7 million at September 30, 2020.
The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The junior notes due March 2056 and September 2056 may only be redeemed in whole prior to March 2021 and September 2021, respectively. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at September 30, 2020.
On October 19, 2020, the Company completed its offering and sale of the 1.600% Notes due 2030 with a principal amount of $750.0 million. The notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price.
At September 30, 2020, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, pay stockholder dividends, invest in our products, pay income taxes and operating expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, fund property and equipment purchases, and service and repay debt. While we expect to continue to repurchase shares to offset dilution from share-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment teams, affiliates and operations.
We repatriate the earnings in excess of regulatory, capital or operational requirements for all non-U.S. subsidiaries.
We declare dividends on a quarterly basis. We declared regular dividends of $1.08 per share ($0.27 per share per quarter) in fiscal year 2020, and of $1.04 per share ($0.26 per share per quarter) in fiscal year 2019. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During fiscal years 2020 and 2019, we repurchased 9.0 million and 24.6 million shares of our common stock at a cost of $219.4 million and $756.3 million. At September 30, 2020, 38.2 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
We redeemed $636.6 million, net of investments, in our sponsored products during fiscal year 2020, and invested $128.0 million, net of redemptions, during fiscal year 2019.
On July 31, 2020, we acquired all of the outstanding common stock of Legg Mason for a purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements. During the fiscal year 2020, we completed additional acquisitions with a total purchase consideration of $94.8 million in cash, including the acquisitions of Pennsylvania Trust Company, AdvisorEngine Inc., Athena Capital Advisors, LLC and Onsa, Inc. On February 1, 2019, we acquired all of the outstanding ownership interests in BSP for a purchase consideration of $720.1 million in cash.

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
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Current increased liquidity risks and redemptions in these funds have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. In April 2020, we authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and that are subject to the decision of the fund’s trustee to wind up the funds. See Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for further information. The loans have a fixed interest rate of 8.0% per annum, are secured by the funds’ assets and are due upon demand. At September 30, 2020, the loans have an aggregate outstanding balance of $42.4 million, and the remaining authorization available is approximately $4.9 million. We did not provide financial or other support to our sponsored funds during fiscal year 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS AND CONTINGENT LIABILITIES
The following table summarizes our contractual obligations and commitments.

(in millions)	Payments Due by Fiscal Year
as of September 30, 2020	2021	2022	2023	2024	2025	There- after	Total
Debt[1]
Principal	$—	$300.0	$—	$250.0	$400.0	$1,750.0	$2,700.0
Interest	125.2	125.2	116.8	116.8	101.2	1,913.9	2,499.1
Operating leases	134.8	131.5	125.4	89.0	50.2	153.5	684.4
Purchase obligations[2]	186.7	112.4	60.9	46.2	28.7	8.2	443.1
Purchase consideration obligation[3]	47.9	31.9	—	—	—	—	79.8
Total Contractual Obligations	494.6	701.0	303.1	502.0	580.1	3,825.6	6,406.4
Committed capital contributions[4]	335.6	—	—	—	—	—	335.6
Contingent consideration liabilities[5]	1.7	10.2	8.1	7.1	—	—	27.1
Federal transition tax liability[6]	53.3	74.1	74.1	138.9	185.2	231.6	757.2
Total Contractual Obligations, Commitments, and Contingent Liabilities	$885.2	$785.3	$385.3	$648.0	$765.3	$4,057.2	$7,526.3
 __________________

[1]
Debt principal represents amounts due on maturity. Excludes 1.600% notes with a principal amount of $750.0 million due 2030 which were issued on October 19, 2020. See Note 22 – Subsequent Event in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

[2]
Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be canceled at earlier times than those indicated under certain conditions that may include termination fees.

[3]	Represents purchase consideration payments to be made in connection with the acquisition of Legg Mason.

[4]
Committed capital contributions relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. Generally, the timing of the funding of these commitments is unknown as they are callable on demand at any time prior to the expiration of the commitment periods.

[5]
The amount of contingent consideration liabilities reflected for any year represents the expected settlement amounts as of September 30, 2020. The fair value of the aggregate contingent consideration liability at September 30, 2020 totaled $25.3 million and is included in other liabilities in the consolidated balance sheet.

[6]	Transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings under the Tax Act.
The debt holders of CIPs have no recourse to our assets beyond the level of our direct investments, therefore we bear no risks associated with these entities’ liabilities and have not included them in the table above. See Note 11 – Consolidated Investment Products in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
At September 30, 2020, our consolidated balance sheet included liabilities for unrecognized tax benefits of $262.9 million and related accrued interest of $24.6 million (see Note 14 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report). Because of the high degree of uncertainty regarding the timing and amounts of future cash outflows, unrecognized tax benefits and related accrued interest are not included in the table above.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

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
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key estimates and assumptions used in the analyses include the amount of AUM and the life of the investment product. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2020, we were the primary beneficiary of 43 investment product VIEs.
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
Intangible assets acquired in business combinations consist primarily of investment management contracts and trade names. The fair values of the acquired management contracts are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. The fair value of trade names is determined using the relief from royalty method based on net present value of estimated future cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. Our estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, may differ from actual results.
The Company’s management contract intangible assets are amortized over their estimated useful lives, which range from three to fifteen years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period. Trade names are amortized over their estimated useful lives which range from five to twenty years using the straight-line method.
On July 31, 2020, the Company acquired all outstanding shares of Legg Mason common stock for purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements, and recognized $2.3 billion of goodwill, $2.7 billion of indefinite-lived intangible assets related to investment management contracts and $1.4 billion of definite-lived intangible assets primarily related to investment management contracts and trade names.
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
The fair values of the reporting unit and indefinite-lived intangible assets are based on the net present value of estimated future cash flows, which include significant assumptions about the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. The most relevant of these assumptions to the determination of estimated fair value are the AUM growth rate, pre-tax profit margin and the discount rate.
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2020. We performed a qualitative test for goodwill and a substantial portion of the indefinite-lived intangible assets and concluded it is more likely than not that the fair value of the specific intangible assets exceeds their carrying value. We performed a quantitative test for approximately 21% of indefinite-lived intangible assets, and recognized $30.0 million of impairments of indefinite-lived intangible assets. The Company recognized $23.7 million of impairment of goodwill directly attributable to the Company’s decision to wind-down Onsa, Inc. which was acquired on October 24, 2019 and had not been integrated into the Company. The impairments of indefinite-lived intangible assets were primarily due to a reduction in the revenue growth rate assumption for a Benefit Street Partners’ private debt fund resulting from declines in interest rates and continued market volatility. The estimated fair values of substantially all of the other indefinite-lived intangible assets exceeded their carrying values by more than 47%. We estimated the discounted future cash flows for indefinite-lived intangible assets using compounded annual AUM growth rates ranging from (10.0%) to 11.6%, which were developed taking into account ongoing volatility in the capital markets, and a discount rate of 8.1%, which is based on our weighted average cost of capital. A hypothetical 200 basis point decline in the AUM growth rates or a 200 basis point increase in the discount rate would not reduce the estimated fair values of the other indefinite-lived intangible assets below their carrying values.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of the assumptions used in the impairment tests as of August 1, 2020. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2020, there were no impairments of goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful life as well as royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. We recognized $1.7 million of impairment of definite-lived intangible assets during fiscal year 2020 related to Edinburgh Partners management contracts due to the loss of a significant mandate.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Fair Value Measurements
A substantial amount of our investments is recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. The assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for more information on the fair value hierarchy.

As of September 30, 2020, Level 3 assets represented 24% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were $2.3 million of transfers into and $1.1 million of transfers out of Level 3 during fiscal year 2020.
The following are descriptions of the significant assets measured at fair value and their fair value methodologies.
Sponsored funds and separate accounts consist primarily of investments in nonconsolidated sponsored funds and to a lesser extent, separate accounts. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of funds are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of separate accounts are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
Investments related to long-term incentive plans consist primarily of investments in sponsored funds related to certain compensation plans that have certain vesting provisions. Changes in fair value are recognized as gains and losses in earnings. The fair values of the investments are determined based on the funds’ published NAV or estimated using NAV as a practical expedient.
Other equity and debt securities consist of other equity investment securities and debt securities classified as trading or available-for-sale. Changes in the fair value of other equity and trading debt securities are recognized as gains and losses in earnings. Unrealized gains and losses on available-for-sale securities are recorded net of tax as part of accumulated other comprehensive income (loss) until realized, at which time they are recognized in earnings using the average cost method. The fair values of equity securities other than funds are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs. The fair values of debt securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Investments of CIPs consist of marketable debt and equity securities and other investments that are not generally traded in active markets. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of marketable securities are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. The investments that are not generally traded in active markets consist of equity and debt securities of entities in emerging markets, fund products, other equity and debt instruments, real estate and loans. The fair values are determined using significant unobservable inputs in either a market-based or income-based approach, except for fund products, for which fair values are estimated using NAV as a practical expedient.
Noncontrolling interests consist of third-party equity interests in CIPs and minority interests in certain subsidiaries. Noncontrolling interests that are redeemable or convertible for cash or other assets at the option of the noncontrolling interest holders and are classified as temporary equity at fair value, except when the fair value is less than the issuance date fair value, the reported amount is the issuance date fair value. Changes in fair value of redeemable noncontrolling interest is recognized as an adjustment to retained earnings. Nonredeemable noncontrolling interests do not permit the noncontrolling interest holders to request settlement, are reported at their issuance value and undistributed net income (loss) attributable to noncontrolling interests.
The fair value of third-party equity interests in CIPs are determined based on the published NAV or estimated using NAV a practical expedient. The fair value of redeemable noncontrolling interests related to minority interest in certain subsidiaries are derived using discounted cash flows and guideline public company methodology, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate and operating income multiples.
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
As a multinational corporation, we operate in various locations outside the U.S. and generate earnings worldwide. We repatriate the foreign earnings that are in excess of regulatory, capital or operational requirements of all of our non-U.S. subsidiaries.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2020 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)
Quarter ended	December 31	March 31	June 30	September 30
Fiscal year 2020[1]
Operating revenues	$1,389.2	$1,311.2	$1,161.1	$1,705.0
Operating income	372.9	339.9	232.5	103.6
Net income attributable to Franklin Resources, Inc.[2]	350.5	79.1	290.4	78.9
Earnings per share
Basic	$0.70	$0.16	$0.58	$0.15
Diluted	0.70	0.16	0.58	0.15
Dividends declared per share	$0.27	$0.27	$0.27	$0.27
AUM (in billions)
Ending	$698.3	$580.3	$622.8	$1,418.9
Average	693.8	655.8	605.0	1,227.8

Fiscal year 2019[1]
Operating revenues	$1,385.4	$1,412.8	$1,448.4	$1,422.8
Operating income	385.3	367.3	349.2	365.1
Net income attributable to Franklin Resources, Inc.[3]	275.9	367.5	245.9	306.4
Earnings per share
Basic	$0.54	$0.72	$0.48	$0.61
Diluted	0.54	0.72	0.48	0.61
Dividends declared per share	$0.26	$0.26	$0.26	$0.26
AUM (in billions)
Ending	$649.9	$712.3	$715.2	$692.6
Average	683.2	688.6	710.8	702.0
 __________________

[1]
In the quarter ended September 30, 2020, the Company changed the presentation of its consolidated statements of income to include dividend and interest income and other expenses from consolidated investment products in non-operating income. Amounts for the comparative prior fiscal quarters have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income attributable to Franklin Resources, Inc.

[2]
Information presented for the quarter ended September 30, 2020 includes the impact of the Legg Mason, Inc. acquisition effective July 31, 2020. See Note 3 – Acquisitions in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for more information.

[3]
The quarter ended June 30, 2019 includes an income tax charge of $86.4 million due to the reversal of a tax benefit recognized in fiscal year 2018 upon issuance of final regulations by the U.S. Department of Treasury.

Risk Factors
For a description of certain risk factors and other important factors that may affect us, our subsidiaries and our business, please see the description of the risk factors set forth under Item 1A of Part I of this Annual Report, which is incorporated herein by reference.

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
Assuming the respective effective fee rates remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues and expenses, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2020 would have resulted in an increase or decrease in pre-tax earnings of $366.5 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in sponsored funds that invest in debt securities, which were $1,338.4 million at September 30, 2020. Our exposure to interest rate risks from these investments is minimized by the low average duration exposure mandate of a substantial majority of the funds. The investment mandates of the remaining funds consist of a broad range of products in various global jurisdictions, mitigating the impact of changes in any particular market or region. We had no exposure to changes in interest rates from debt obligations at September 30, 2020 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2020, we have considered the potential impact of a 100 basis point movement in market interest rates on our portfolio of sponsored funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in Europe, Middle East and Africa, Asia-Pacific and Americas excluding U.S. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase.
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Pound Sterling, Indian Rupee and Canadian dollar. These assets accounted for 19% of the total cash and cash equivalents and investments at September 30, 2020. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in accumulated other comprehensive income (loss), except for cash and cash equivalents held by subsidiaries for which the U.S. dollar is the functional currency, for which the changes are recorded in earnings. We also have exposure to foreign exchange revaluation of cash and cash equivalents and investments that are denominated in U.S. dollars and held by non-U.S. subsidiaries for which their local currency is the functional currency. These assets accounted for 6% of the total cash and cash equivalents and investments at September 30, 2020. Changes in the values of these assets resulting from changes in U.S. dollar exchange rates are recorded in earnings.

A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2020 would result in a $76.7 million increase in accumulated other comprehensive income and a $23.0 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).
Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2020. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $129.0 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$504.8	$555.3	$454.3
Direct investments in CIPs	785.3	863.8	706.8
Total	$1,290.1	$1,419.1	$1,161.1

Item 8.	Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2020, 2019 and 2018.

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed, as the information is not applicable.
Certain required quarterly information is included in Item 7 of Part II of this Annual Report under the heading “Selected Quarterly Financial Data (Unaudited)” and incorporated herein by reference.

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
On July 31, 2020, Franklin Resources, Inc. completed its acquisition of Legg Mason, Inc. (“Legg Mason”). Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Legg Mason. Total assets and operating revenues of Legg Mason that were excluded from management’s assessment constitute 12% of the Company’s consolidated total assets as of September 30, 2020 and 9% of consolidated total operating revenues for the fiscal year ended September 30, 2020. Management’s basis for exclusion included the size and complexity of the acquired business, the timing between acquisition and fiscal year end, and expected integration plans during the fiscal year ending September 30, 2021.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Legg Mason, Inc. from its assessment of internal control over financial reporting as of September 30, 2020 because Legg Mason, Inc. was acquired by the Company in a purchase business combination during 2020. We have also excluded Legg Mason, Inc. from our audit of internal control over financial reporting. Legg Mason, Inc. is a wholly-owned subsidiary whose total assets and total operating revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 12% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2020.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Legg Mason, Inc. - Fair Value of Indefinite-lived and Definite-lived Investment Management Contract Intangible Assets and One Redeemable Noncontrolling Interest
As described in Notes 1 and 3 to the consolidated financial statements, in July 2020, the Company completed its acquisition of Legg Mason, Inc. for a purchase consideration of $4.7 billion, which resulted in management recording $2.7 billion of indefinite-lived investment management contract intangible assets, $1.1 billion of definite-lived investment management contract intangible assets, and $186.4 million of redeemable noncontrolling interests. Fair values of acquired indefinite-lived and definite-lived investment management contract intangible assets are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the assets under management (“AUM”) growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. Fair values of redeemable noncontrolling interests are determined using discounted cash flows and guideline public company methods, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate and public company earnings multiples.
The principal considerations for our determination that performing procedures relating to the fair value of indefinite-lived and definite-lived investment management contract intangible assets and redeemable noncontrolling interest from the acquisition of Legg Mason, Inc. is a critical audit matter are the significant judgment by management when developing the estimated fair value of indefinite-lived and definite-lived investment management contract intangible assets and redeemable noncontrolling interest; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (i) the AUM growth rate and discount rate assumptions utilized within the net present value of estimated future cash flows for the valuation of the investment management contract intangible assets and redeemable noncontrolling interest and (ii) the public company earnings multiples utilized within the guideline public company method for the valuation of the redeemable noncontrolling interest. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of indefinite-lived and definite-lived investment management contract intangible assets and redeemable noncontrolling interest in the acquisition of Legg Mason, Inc., including controls over development of (i) the AUM growth rate and discount rate assumptions utilized within the net present value of estimated future cash flows and (ii) the public company earnings multiples utilized within the guideline public company method. These procedures also included, among others, identifying the acquired contracts by reading the purchase agreement and testing management’s process for estimating the fair value of the acquired indefinite-lived and definite-lived investment management contract intangible assets and redeemable noncontrolling interest. Testing management’s process included (i) evaluating the appropriateness of the methods, (ii) testing the completeness, accuracy, and relevance of underlying data used in the methods, and (iii) evaluating management’s significant assumptions related to the AUM growth rate and discount rate for the valuation of the investment management contract intangible assets and redeemable noncontrolling interest, and the public company earnings multiples for the valuation of the redeemable noncontrolling interest. Evaluating the reasonableness of the AUM growth rate and public company earnings multiples involved considering the past performance of the acquired business, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow method and guideline public company method and the reasonableness of the discount rate.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 20, 2020

We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2020	2019	2018
Operating Revenues
Investment management fees	$3,981.7	$3,985.2	$4,367.5
Sales and distribution fees	1,362.0	1,444.6	1,599.8
Shareholder servicing fees	195.1	216.3	221.9
Other	27.7	23.3	15.3
Total operating revenues	5,566.5	5,669.4	6,204.5
Operating Expenses
Compensation and benefits	1,873.9	1,584.7	1,390.6
Sales, distribution and marketing	1,703.1	1,819.6	2,039.7
Information systems and technology	288.4	258.5	243.9
Occupancy	147.9	133.6	128.6
Amortization of intangible assets	54.0	14.7	1.8
General, administrative and other	450.3	391.4	371.7
Total operating expenses	4,517.6	4,202.5	4,176.3
Operating Income	1,048.9	1,466.9	2,028.2
Other Income (Expenses)
Investment and other income (losses), net	(38.4)	141.4	200.3
Interest expense	(33.4)	(22.4)	(46.3)
Investment and other income of consolidated investment products, net	70.2	78.8	59.6
Expenses of consolidated investment products	(29.4)	(16.9)	(26.6)
Other income (expenses), net	(31.0)	180.9	187.0
Income before taxes	1,017.9	1,647.8	2,215.2
Taxes on income	230.8	442.3	1,472.5
Net income	787.1	1,205.5	742.7
Less: net income (loss) attributable to
Redeemable noncontrolling interests	48.6	6.2	(12.8)
Nonredeemable noncontrolling interests	(60.4)	3.6	(8.9)
Net Income Attributable to Franklin Resources, Inc.	$798.9	$1,195.7	$764.4

Earnings per Share
Basic	$1.59	$2.35	$1.39
Diluted	1.59	2.35	1.39

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Net Income	$787.1	$1,205.5	$742.7
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	25.8	(52.5)	(91.9)
Net unrealized gains (losses) on defined benefit plans, net of tax	(1.8)	(2.0)	1.9
Net unrealized gains on investments, net of tax	—	1.5	4.3
Total other comprehensive income (loss)	24.0	(53.0)	(85.7)
Total comprehensive income	811.1	1,152.5	657.0
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	48.6	6.2	(12.8)
Nonredeemable noncontrolling interests	(60.4)	3.6	(8.9)
Comprehensive Income Attributable to Franklin Resources, Inc.	$822.9	$1,142.7	$678.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2020	2019
Assets
Cash and cash equivalents	$3,026.8	$5,803.4
Receivables	1,114.8	740.0
Investments (including $504.8 and $589.7 at fair value at September 30, 2020 and 2019)	1,270.5	1,555.8
Assets of consolidated investment products
Cash and cash equivalents	930.7	154.2
Receivables	85.8	99.0
Investments, at fair value	2,709.2	2,303.9
Property and equipment, net	813.8	683.7
Goodwill	4,500.8	2,130.3
Intangible assets, net	4,914.2	864.2
Operating lease right-of-use assets	534.8	—
Other	319.5	197.7
Total Assets	$20,220.9	$14,532.2

Liabilities
Compensation and benefits	$1,064.0	$502.4
Accounts payable and accrued expenses	283.7	222.9
Dividends	143.2	137.4
Commissions	268.0	254.0
Income taxes	703.3	824.7
Debt	3,017.1	696.9
Liabilities of consolidated investment products
Accounts payable and accrued expenses	510.1	81.5
Debt	1,333.4	50.8
Deferred tax liabilities	305.3	120.1
Operating lease liabilities	621.0	—
Other	456.1	270.6
Total liabilities	8,705.2	3,161.3
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests	541.9	746.7
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 495,116,677 and 499,303,269 shares issued and outstanding at September 30, 2020 and 2019	49.5	49.9
Retained earnings	10,472.6	10,288.2
Accumulated other comprehensive loss	(407.6)	(431.6)
Total Franklin Resources, Inc. stockholders’ equity	10,114.5	9,906.5
Nonredeemable noncontrolling interests	859.3	717.7
Total stockholders’ equity	10,973.8	10,624.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$20,220.9	$14,532.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2020, 2019 and 2018	Shares	Amount
Balance at October 1, 2017	554.9	$55.5	$—	$12,849.3	$(284.8)	$12,620.0	$315.8	$12,935.8
Adoption of new accounting guidance			2.1	(1.6)	(0.1)	0.4		0.4
Net income (loss)				764.4		764.4	(8.9)	755.5
Other comprehensive loss					(85.7)	(85.7)		(85.7)
Dividends declared on common stock ($3.92 per share)				(2,131.3)		(2,131.3)		(2,131.3)
Repurchase of common stock	(39.9)	(4.0)	(170.4)	(1,252.3)		(1,426.7)		(1,426.7)
Issuance of common stock	3.3	0.3	130.8			131.1		131.1
Stock-based compensation			10.6			10.6		10.6
Acquisition	0.8	0.1	26.9			27.0		27.0
Net distributions and other							(6.0)	(6.0)
Net consolidation of investment product							2.4	2.4
Purchase of noncontrolling interest				(10.6)		(10.6)	5.4	(5.2)
Balance at September 30, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income				1,195.7		1,195.7	3.6	1,199.3
Other comprehensive loss					(53.0)	(53.0)		(53.0)
Dividends declared on common stock ($1.04 per share)				(528.3)		(528.3)		(528.3)
Repurchase of common stock	(24.6)	(2.5)	(133.8)	(620.0)		(756.3)		(756.3)
Issuance of common stock	4.8	0.5	129.8			130.3		130.3
Stock-based compensation			4.0			4.0		4.0
Net subscriptions and other							165.0	165.0
Net consolidation of investment product							24.3	24.3
Acquisition							216.1	216.1
Balance at September 30, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2
Net income (loss)				798.9		798.9	(60.4)	738.5
Other comprehensive income					24.0	24.0		24.0
Dividends declared on common stock ($1.08 per share)				(539.0)		(539.0)		(539.0)
Repurchase of common stock	(9.0)	(0.9)	(143.0)	(75.5)		(219.4)		(219.4)
Issuance of common stock	4.8	0.5	126.7			127.2		127.2
Stock-based compensation			16.3			16.3		16.3
Net subscriptions and other							186.4	186.4
Deconsolidation of investment products							(6.8)	(6.8)
Acquisitions							39.1	39.1
Wind-down of a subsidiary							(16.7)	(16.7)
Balance at September 30, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$859.3	$10,973.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Net Income	$787.1	$1,205.5	$742.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	122.3	111.5	117.8
Amortization of deferred sales commissions	80.3	85.8	80.7
Depreciation and other amortization	74.5	78.7	74.6
Amortization of intangible assets	54.0	14.7	1.8
Impairments of intangible assets and goodwill	55.4	13.3	5.7
Losses (income) from investments in equity method investees	98.1	10.4	(44.4)
Net losses on investments of consolidated investment products	36.8	26.3	55.0
Net (purchase) liquidation of investments by consolidated investment products	(746.9)	(1,497.6)	365.7
Deferred income taxes	(7.1)	(1.3)	(50.6)
Other	(26.1)	11.8	28.0
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	135.7	(34.2)	(90.1)
Decrease (increase) in receivables of consolidated investment products	(4.2)	(34.3)	68.5
Decrease (increase) in investments, net	554.7	142.5	(39.2)
Decrease in operating lease right-of-use assets	38.2	—	—
Increase (decrease) in accrued compensation and benefits	(10.5)	89.4	(19.1)
Decrease in commissions payable	(33.8)	(43.9)	(15.4)
Increase (decrease) in income taxes payable	(123.0)	(210.1)	965.2
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(97.4)	126.0	(23.0)
Increase in accounts payable and accrued expenses of consolidated investment products	70.6	107.1	5.8
Decrease in operating lease liabilities	(37.3)	—	—
Net cash provided by operating activities	1,021.4	201.6	2,229.7
Purchase of investments	(467.4)	(393.9)	(358.2)
Liquidation of investments	880.0	343.2	286.2
Purchase of investments by consolidated collateralized loan obligations	(369.2)	—	—
Liquidation of investments by consolidated collateralized loan obligations	92.0	—	—
Purchase of investments by consolidated investment products	—	—	(73.8)
Liquidation of investments by consolidated investment products	—	—	73.3
Issuance of loans receivable, net	(40.6)	—	—
Additions of property and equipment, net	(103.7)	(233.7)	(106.5)
Acquisitions, net of cash acquired	(3,821.4)	(684.2)	(86.8)
Net consolidation (deconsolidation) of investment products	587.2	(108.5)	(24.6)
Net cash used in investing activities	(3,243.1)	(1,077.1)	(290.4)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS [Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Issuance of common stock	$20.6	$23.3	$24.8
Dividends paid on common stock	(533.2)	(518.6)	(2,116.9)
Repurchase of common stock	(218.2)	(754.5)	(1,424.8)
Payments on debt	—	—	(361.9)
Proceeds from loan	0.2	1.7	—
Payments on loan	(0.4)	(1.5)	—
Proceeds from debt of consolidated investment products	635.2	19.9	—
Payments on debt by consolidated investment products	(140.9)	(2.0)	(21.0)
Payments on contingent consideration liabilities	(0.6)	(20.4)	(21.6)
Noncontrolling interests	431.5	1,211.6	159.7
Net cash provided by (used in) financing activities	194.2	(40.5)	(3,761.7)
Effect of exchange rate changes on cash and cash equivalents	27.4	(37.0)	(16.7)
Decrease in cash and cash equivalents	(2,000.1)	(953.0)	(1,839.1)
Cash and cash equivalents, beginning of year	5,957.6	6,910.6	8,749.7
Cash and Cash Equivalents, End of Year	$3,957.5	$5,957.6	$6,910.6

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$359.4	$520.8	$523.5
Cash paid for interest	18.9	27.4	38.6
Cash paid for interest by consolidated investment products	9.9	2.3	2.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin Resources, Inc. (“Franklin”) is a holding company with subsidiaries (collectively, the “Company”) operating under its Franklin Templeton and/or subsidiary brand names. The Company provides investment management and related services in jurisdictions worldwide for investors in investment products which include sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, the Company’s services include fund administration, sales and distribution, and shareholder servicing.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2020 (“fiscal year 2020”).
In the quarter ended September 30, 2020, the Company changed the presentation of its consolidated statements of income to include dividend and investment income and expenses of consolidated investment products in other income, net. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position. Management believes the revised presentation is more useful to readers of its financial statements and more accurately portrays the nature of the consolidated investment products (“CIP”) revenue and expenses as the operations of CIPs are not related to the Company’s core business.
The following table presents the effects of the change in the presentation of operating revenues, operating expenses and other income, net to the Company’s previously reported consolidated statements of income:

	2019			2018
(in millions) for the fiscal years ended September	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating Revenues
Other	$128.4	$(105.1)	$23.3	$129.9	$(114.6)	$15.3

Operating Expenses
General, administrative and other[1]	420.7	(14.6)	406.1	397.7	(24.2)	373.5

Other Income (Expenses)
Investment and other income (losses), net	115.1	26.3	141.4	145.3	55.0	200.3
Interest expense	(24.7)	2.3	(22.4)	(48.7)	2.4	(46.3)
Investment and other income of consolidated investment products, net	—	78.8	78.8	—	59.6	59.6
Expenses of consolidated investment products	—	(16.9)	(16.9)	—	(26.6)	(26.6)
Other income (expenses), net	$90.4	$90.5	$180.9	$96.6	$90.4	$187.0
 ______________

[1]	General, administrative and other includes amortization of intangible assets.

Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries and CIPs in which it has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the voting interest in a voting interest entity (“VOE”) or is the primary beneficiary of a variable interest entity (“VIE”). Intercompany accounts and transactions have been eliminated.
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
Intangible assets acquired in business combinations consist primarily of investment management contracts and trade names. The fair values of the acquired management contracts are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. The fair value of trade names is determined using the relief from royalty method based on net present value of estimated future cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. The management contract intangible assets are amortized over their estimated useful lives, which range from three to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period. Trade names intangible assets are amortized over their estimated useful lives which range from five to twenty years using the straight-line method.
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
The fair values of the reporting unit and indefinite-lived intangible assets are based on the net present value of estimated future cash flows, which include assumptions about the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate.
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful lives as well as royalty rate for trade name intangible assets. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type.
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

Level 2
Observable inputs other than Level 1 quoted prices, such as non-binding quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or model-based valuation methodologies that utilize significant assumptions that are observable or corroborated by observable market data.

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

Investments consist of investments in sponsored funds and separate accounts, investments related to long-term incentive plans, other equity and debt securities, investments in equity method investees and other investments.
Sponsored funds and separate accounts consist primarily of nonconsolidated sponsored funds and to a lesser extent, separate accounts. Sponsored funds and separate accounts are carried at fair value with changes in the fair value recognized as gains and losses in earnings. The fair values of funds are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of separate accounts are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
Investments related to long-term incentive plans consist primarily of investments in sponsored funds related to certain compensation plans that have vesting provision and are carried at fair value. Changes in fair value are recognized as gains and losses in earnings. The fair values of the investments are determined based on the funds’ published NAV or estimated using NAV as a practical expedient.
Other equity and debt securities consist of equity investment securities and debt securities classified as trading or available-for-sale and are carried at fair value. Changes in the fair value of trading securities are recognized as gains and losses in earnings. Unrealized gains and losses on available-for-sale securities are recorded net of tax as part of accumulated other comprehensive income (loss) until realized, at which time they are recognized in earnings using the average cost method. The fair values of equity securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs. The fair values of debt securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
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
Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and do not have a readily determinable fair value, and time deposits with maturities greater than three months from the date of purchase. The equity investments are measured at cost adjusted for observable price changes and impairment, if any, which are recognized in earnings. The fair value of the entities is generally estimated using significant unobservable inputs in either a market-based or income-based approach. The time deposits are carried at cost, which approximates fair value due to their short-term nature and liquidity. Life settlement contracts, which were disposed during fiscal year 2020, were carried at fair value, determined based on discounted cash flows using significant unobservable inputs.
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
Investments of CIPs consist of marketable debt and equity securities and other investments that are not generally traded in active markets and are carried at fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of marketable securities are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.

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
Leases consist primarily of operating leases relating to real estate. At the inception of a contract, the Company determines whether it is or contains a lease, which includes consideration of whether there are identified assets in the contract and if the Company has control over such assets. Right-of-use (“ROU”) assets and lease liabilities are recognized for all arrangements that qualify as a lease, except for those with original lease terms of twelve months or less.
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
Deferred Sales Commissions consist of upfront commissions paid to financial advisers and broker-dealers on shares of sponsored funds sold without a front-end sales charge, and are amortized over the periods in which they are generally recovered from related revenues, which range from 18 months to seven years. Deferred sales commissions are included in other assets in the consolidated balance sheet.
Debt consists of senior notes and junior notes which are carried at amortized cost. The fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates. Amortization of debt premium and discount are recognized in interest expense.
Debt of CIPs is carried at amortized cost. The fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions. At September 30, 2020, debt of CIPs also included debt of consolidated collateralized loan obligations (“CLOs”) which was measured primarily based on the fair value of the assets of the CLOs less the fair value of the Company’s own economic interests in the CLOs.
Noncontrolling Interests consist of third-party equity interests in CIPs and minority interests in certain subsidiaries. Noncontrolling interests that are redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity at the higher of fair value on reporting date or issuance-date fair value. Changes in fair value of redeemable noncontrolling interest is recognized as an adjustment to retained earnings. Nonredeemable noncontrolling interests are classified as a component of equity. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable and redeemable noncontrolling interests in the consolidated statements of income. Sales and redemptions of shares of CIPs by third-party investors are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.

The fair values of third-party equity interests in CIPs are determined based on the published NAV or estimated using NAV a practical expedient. The fair values of redeemable noncontrolling interests related to minority interest in certain subsidiaries are determined using discounted cash flows and guideline public company methods, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate and public company earnings multiples.
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
Costs of obtaining a contract with a customer include internal and external sales commissions paid upon inception of a contract. The cost to obtain a contract is capitalized if it is incremental and would not have been incurred if the contract had not been obtained. Capitalized contract costs are amortized based on average investor tenure, which range from five to 10 years.
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
As a multinational corporation, the Company operates in various locations outside the U.S. and generates earnings worldwide. The Company repatriates its foreign earnings that are in excess of regulatory, capital or operational requirements of all of its non-U.S. subsidiaries.
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
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2019, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) for leases. The new guidance requires lessees to recognize assets and liabilities arising from substantially all leases. The guidance also requires an evaluation at the inception of a contract to determine whether the contract is or contains a lease. The Company adopted the new guidance using the modified retrospective approach and recognized right-of-use assets of $274.5 million and lease liabilities of $315.2 million, substantially all of which relate to real estate leases. The right-of-use assets recognized as of October 1, 2019 were net of $40.7 million of deferred rent previously included in other liabilities on the consolidated balance sheet. See Note 15 – Leases for additional disclosures.
Accounting Guidance Not Yet Adopted
The FASB issued new guidance for the accounting for credit losses in June 2016. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost, including receivables, and an allowance for credit loss model for available-for-sale debt securities. The Company will adopt the guidance on October 1, 2020 and expects to recognize a cumulative effect adjustment to retained earnings of approximately $6 million.
Note 3 – Acquisitions
Legg Mason, Inc.
On July 31, 2020, the Company acquired all outstanding shares of Legg Mason, Inc. (“Legg Mason”) common stock for a purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements. Legg Mason has outstanding debt with an aggregate principal amount due of $2.0 billion. The acquisition of Legg Mason, a global investment management organization, establishes the Company as of one of the world’s largest independent, specialized global investment managers, significantly deepens the Company’s presence in key geographies and creates an expansive investment platform that is well balanced between institutional and retail client AUM. The EnTrust business was acquired by its management concurrent with the closing of the acquisition.
The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed with the exception of deferred tax assets and liabilities which were valued using preliminary assumptions.

The initial estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Estimated Fair Value
as of July 31, 2020
Cash and cash equivalents	$681.1
Cash and cash equivalents of consolidated investment products	253.4
Investments	471.8
Investments of consolidated investment products	402.9
Receivables	525.7
Indefinite-lived intangible assets	2,727.8
Definite-lived intangible assets[1]	1,353.8
Goodwill	2,325.0
Deferred tax assets	148.4
Other assets	530.7
Debt	(2,324.4)
Debt of consolidated investment products	(330.8)
Compensation and benefits	(579.9)
Deferred tax liabilities	(315.4)
Other liabilities	(926.4)
Redeemable noncontrolling interests	(186.4)
Nonredeemable noncontrolling interests	(20.1)
Total Identifiable Net Assets	$4,737.2

 ______________

[1]	Includes $1,123.2 million related to management contracts and $230.6 million related to trade names.
The goodwill is primarily attributable to expected growth opportunities and synergies from the combined operations and is not deductible for tax purposes.
The intangible assets relate to acquired investment management contracts and trade names. Indefinite-lived intangible assets represent contracts for which there is no foreseeable limit on the contract period. Definite-lived intangible assets are amortized over their estimated useful lives, which range from 5.0 years to 7.0 years for those related to the contracts and 5.0 years to 20.0 years for those related to trade names. The definite-lived intangible assets related to the contracts and trade names have estimated weighted-average useful lives of 5.9 years and 14.5 years, respectively.
The Legg Mason debt is recorded at fair value on acquisition-date and includes a premium of $324.4 million.
Transaction costs incurred in connection with the acquisition were $57.4 million in fiscal year 2020. These costs were primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $119.6 million of acquisition-related compensation and benefits expense in fiscal year 2020, primarily related to the acceleration of expense for historical Legg Mason compensation arrangements and retention bonuses.
Revenue and net loss of Legg Mason included in total operating revenues and net income attributable to Franklin Resources, Inc. in the accompanying consolidated statements of income from the acquisition date through September 30, 2020 were $475.7 million and $28.7 million, respectively.

The following unaudited pro forma summary presents combined results of operations of the Company as if the Legg Mason acquisition and concurrent divestiture of EnTrust business had occurred on October 1, 2018. The pro forma adjustments include acquisition-related costs, adjustments to intangible amortization expense, and interest expense related to debt assumed. These pro forma results are not indicative of future results of operations that would have been achieved nor are they indicative of future results of operations of the combined entity.

(in millions)
for the fiscal year ended September 30,	2020	2019
Revenues	$7,862.0	$8,436.0
Net Income Attributable to Franklin Resources, Inc.	967.5	886.6

Benefit Street Partners L.L.C.
On February 1, 2019, the Company acquired all of the outstanding ownership interests in Benefit Street Partners L.L.C. (“BSP”), a U.S. alternative credit manager, for a purchase consideration of $720.1 million in cash, of which $135.0 million was used to retire debt. The acquisition provides the Company private credit capabilities that complement its alternative and fixed income strategies available to clients.
The estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Estimated Fair Value
as of February 1, 2019
Cash	$33.2
Investments	138.8
Investments of consolidated investment products	84.9
Indefinite-lived intangible assets	280.1
Definite-lived intangible assets	75.8
Goodwill	345.7
Other assets	35.2
Other liabilities	(57.5)
Nonredeemable noncontrolling interests	(216.1)
Total Identifiable Net Assets	$720.1

The goodwill is primarily attributable to expected growth from the private credit asset class. The amount of goodwill expected to be deductible for tax purposes is $453.2 million, which includes deferred payments that are recognized as compensation expense for accounting purposes.
Costs incurred in connection with the acquisition were $6.8 million in the fiscal year ended September 30, 2019 (“fiscal year 2019”).
The Company has not presented pro forma combined results of operations for the acquisition of BSP, because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2020	2019	2018
Net income attributable to Franklin Resources, Inc.	$798.9	$1,195.7	$764.4
Less: allocation of earnings to participating nonvested stock and stock unit awards	15.3	10.9	17.6
Net Income Available to Common Stockholders	$783.6	$1,184.8	$746.8

Weighted-average shares outstanding – basic	491.9	503.6	537.4
Dilutive effect of nonparticipating nonvested stock unit awards	0.5	0.7	0.6
Weighted-Average Shares Outstanding – Diluted	492.4	504.3	538.0

Earnings per Share
Basic	$1.59	$2.35	$1.39
Diluted	1.59	2.35	1.39

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.5 million for fiscal year 2020, 0.2 million for fiscal year 2019, and 0.3 million for the fiscal year ended September 30, 2018 (“fiscal year 2018”).
Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia- Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2020
Investment management fees	$2,482.5	$910.1	$269.2	$217.6	$102.3	$3,981.7
Sales and distribution fees	928.8	366.1	51.9	13.6	1.6	1,362.0
Shareholder servicing fees	158.6	25.5	0.3	8.4	2.3	195.1
Other	24.9	1.2	—	0.6	1.0	27.7
Total	$3,594.8	$1,302.9	$321.4	$240.2	$107.2	$5,566.5

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia- Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2019
Investment management fees	$2,260.6	$1,064.7	$325.4	$241.8	$92.7	$3,985.2
Sales and distribution fees	941.3	437.2	63.3	1.3	1.5	1,444.6
Shareholder servicing fees	175.7	30.1	0.1	10.4	—	216.3
Other	18.6	1.5	—	1.0	2.2	23.3
Total	$3,396.2	$1,533.5	$388.8	$254.5	$96.4	$5,669.4

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia- Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2018
Investment management fees	$2,309.5	1,213.5	$463.8	$283.3	$97.4	$4,367.5
Sales and distribution fees	1,108.2	482.2	6.4	2.9	0.1	1,599.8
Shareholder servicing fees	177.2	33.7	0.2	10.8	—	221.9
Other	12.6	2.3	—	0.4	—	15.3
Total	$3,607.5	$1,731.7	$470.4	$297.4	$97.5	$6,204.5

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
Investments consisted of the following:

(in millions)
as of September 30,	2020	2019
Investments, at fair value
Sponsored funds and separate accounts	$303.4	$533.6
Investments related to long-term incentive plans	146.6	—
Other equity and debt investments	54.8	44.6
Life settlement contracts	—	11.5
Total investments, at fair value	504.8	589.7
Investments in equity method investees	682.2	933.4
Other investments	83.5	32.7
Total	$1,270.5	$1,555.8

The Company recognized other-than-temporary impairment of $9.7 million during fiscal year 2020, and $10.5 million and $1.7 million during fiscal years 2019 and 2018.

Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Investments, at fair value
Sponsored funds and separate accounts	$176.3	$40.9	$17.4	$68.8	$303.4
Investments related to long-term incentive plans	145.5	—	—	1.1	146.6
Other equity and debt investments	2.1	1.5	—	51.2	54.8
Contingent consideration asset	—	—	39.7	—	39.7
Total Assets Measured at Fair Value	$323.9	$42.4	$57.1	$121.1	$544.5

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Investments, at fair value
Sponsored funds and separate accounts	$417.4	$26.2	$20.6	$69.4	$533.6
Other equity and debt investments	2.2	5.4	—	37.0	44.6
Life settlement contracts	—	—	11.5	—	11.5
Total Assets Measured at Fair Value	$419.6	$31.6	$32.1	$106.4	$589.7

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity funds and investments related to long-term incentive plans. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $51.2 million with an expected weighted-average life of 1.9 years at September 30, 2020, and $46.9 million with an expected weighted-average life of 1.3 years at September 30, 2019. The liquidation period for an investment in a private debt fund of $40.2 million and $48.6 million at September 30, 2020 and 2019 is unknown. The Company’s unfunded commitments to the funds totaled $9.5 million and $4.7 million at September 30, 2020 and 2019. The redeemable global equity funds investment of $25.3 million and $10.1 million at September 30, 2020 and 2019 can be redeemed monthly, and investments related to long-term incentive plans of $1.1 million at September 30, 2020 can be redeemed semi-monthly.

Changes in the Level 3 assets and liabilities were as follows:

	2020			2019
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Liability
for the fiscal years ended September 30,
Balance at beginning of year	$32.1	$—	$—	$32.6	$(38.7)
Acquisitions	—	39.7	(27.9)	—	—
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	—	—	—	7.0	—
Included in general, administrative and other expense	—	—	2.0	—	(2.0)
Purchases	22.6	—	—	10.7	—
Sales	(19.0)	—	—	(6.5)	—
Settlements	(8.4)	—	0.6	(4.6)	40.7
Consolidation of investment product	(10.0)	—	—	—	—
Transfers into Level 3	0.1	—	—	—	—
Transfers out of Level 3	—	—	—	(7.1)	—
Balance at End of Year	$17.4	$39.7	$(25.3)	$32.1	$—
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of year	$(1.4)	$—	$—	$3.4	$—

Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2020		2019
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$3,026.8	$3,026.8	$5,803.4	$5,803.4
Other investments
Time deposits	2	19.2	19.2	15.4	15.4
Equity securities	3	64.3	67.3	17.3	19.2
Loans receivable	3	42.4	42.4	—	—

Financial Liability
Debt	2	$3,017.1	$3,086.5	$696.9	$718.7

Note 8 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2020	2019
Buildings and leasehold improvements	$877.4	$789.2	5 – 35
Software	576.2	522.4	3 - 10
Equipment and furniture	374.0	324.3	3 - 10
Land	83.0	80.1	N/A
Total cost	1,910.6	1,716.0
Less: accumulated depreciation and amortization	(1,096.8)	(1,032.3)
Property and Equipment, Net	$813.8	$683.7

Depreciation and amortization expense related to property and equipment was $95.2 million, $83.2 million and $78.9 million in fiscal years 2020, 2019 and 2018. The Company recognized $6.6 million of equipment impairment during fiscal year 2018, and insignificant impairment amounts during fiscal year 2019. No impairment of equipment was recorded in fiscal year 2020.
Note 9 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2020	2019
Goodwill	$4,500.8	$2,130.3
Indefinite-lived intangible assets	3,500.8	799.4
Definite-lived intangible assets, net	1,413.4	64.8
Goodwill and Other Intangible Assets, Net	$9,415.0	$2,994.5

Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2020	2019
Balance at beginning of year	$2,130.3	$1,794.8
Acquisitions	2,389.1	345.7
Impairment	(23.7)	—
Foreign exchange revaluation	5.1	(10.2)
Balance at End of Year	$4,500.8	$2,130.3

During the fiscal year 2020, a $23.7 million impairment of goodwill was recognized due to the decision to wind-down operations of Onsa Inc. (formally known as TokenVault, Inc.) which was acquired in fiscal year 2020. During fiscal years 2019 and 2018, no impairment of goodwill was recognized.
The Company recognized impairments of indefinite-lived intangible assets of $30.0 million and $9.3 million during fiscal years 2020 and 2019. The impairment in fiscal year 2020 was primarily attributable to a BSP related management contract due to declines in revenue growth rates. The impairment in fiscal year 2019 was related to Canadian management contracts due to revised estimates of future pre-tax profit margins and AUM growth rates for the associated fund products. No impairment of indefinite-lived intangible assets was recognized during fiscal year 2018.

Definite-lived intangible assets were as follows:

	2020			2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$1,283.2	$(109.6)	$1,173.6	$125.4	$(60.6)	$64.8
Trade names	230.6	(4.0)	226.6	—	—	—
Developed software	14.4	(1.2)	13.2	—	—	—
Total	$1,528.2	$(114.8)	$1,413.4	$125.4	$(60.6)	$64.8

The Company recognized impairment of definite-lived intangible assets of $1.7 million, $4.0 million and $5.7 million during fiscal years 2020, 2019 and 2018, primarily due to investor redemptions.
Definite-lived intangible assets had a weighted-average remaining useful life of 7.5 years at September 30, 2020, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2021	$231.4
2022	231.4
2023	231.4
2024	224.5
2025	212.4
Thereafter	282.3
Total	$1,413.4

Note 10 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 11 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2020	Effective Interest Rate	2019	Effective Interest Rate
as of September 30,
Notes issued by Franklin Resources, Inc.
$300 million 2.800% senior notes due September 2022	$299.8	2.93%	$299.8	2.93%
$400 million 2.850% senior notes due March 2025	399.7	2.97%	399.6	2.97%
Total notes issued by Franklin Resources, Inc.	699.5		699.4
Notes issued by Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	272.4	1.53%	—	N/A
$450 million 4.750% senior notes due March 2026	523.0	1.80%	—	N/A
$550 million 5.625% senior notes due January 2044	747.5	3.38%	—	N/A
$250 million 6.375% junior notes due March 2056	260.7	6.08%	—	N/A
$500 million 5.450% junior notes due September 2056	516.1	5.25%	—	N/A
Total notes issued by Legg Mason	2,319.7		—
Other
Loan due December 2019	—	N/A	0.2	9.30%
Debt issuance costs	(2.1)		(2.7)
Total	$3,017.1		$696.9

At September 30, 2020, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $700.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2020, Legg Mason’s outstanding senior and junior unsecured unsubordinated notes had an aggregate principal amount due of $2,000.0 million. The notes have fixed interest rates with interest payable semi-annually for senior notes and quarterly for junior notes.
The senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The junior notes due March 2056 and September 2056 may only be redeemed in whole prior to March 2021 and September 2021, respectively. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The Company was in compliance with all debt covenants at September 30, 2020.
At September 30, 2020, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
On October 19, 2020, the Company completed its offering and sale of the 1.600% Notes due 2030 with a principal amount of $750.0 million. See Note 22 – Subsequent Event for additional information.
Note 11 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs. CLOs are asset-backed financing entities collateralized by a pool of corporate loans. The Company had 72 CIPs, including four CLOs, as of September 30, 2020 and 60 CIPs, none of which were CLOs, as of September 30, 2019.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2020	2019
Assets
Cash and cash equivalents	$930.7	$154.2
Receivables	85.8	99.0
Investments, at fair value	2,709.2	2,303.9
Total Assets	$3,725.7	$2,557.1

Liabilities
Accounts payable and accrued expenses	$510.1	$81.5
Debt	1,333.4	50.8
Other liabilities	12.1	—
Total liabilities	1,855.6	132.3
Redeemable Noncontrolling Interests	397.3	746.7
Stockholders’ Equity
Franklin Resources, Inc.’s interests	788.4	1,129.6
Nonredeemable noncontrolling interests	684.4	548.5
Total stockholders’ equity	1,472.8	1,678.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,725.7	$2,557.1

The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2020, 2019 and 2018.

The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets and liabilities of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Cash and cash equivalents of CLOs	$488.8	$—	$—	$—	$488.8
Receivables of CLOs	—	21.2	—	—	21.2
Investments
Equity and debt securities	177.6	285.7	469.7	261.1	1,194.1
Loans	—	1,151.0	24.9	—	1,175.9
Real Estate	—	—	339.2	—	339.2
Total Assets Measured at Fair Value	$666.4	$1,457.9	$833.8	$261.1	$3,219.2

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2019
Assets
Investments
Equity and debt securities	$195.2	$1,307.5	$427.8	$204.1	$2,134.6
Real estate	—	—	152.7	—	152.7
Loans	—	—	16.6	—	16.6
Total Assets Measured at Fair Value	$195.2	$1,307.5	$597.1	$204.1	$2,303.9

Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable real estate and private equity funds. These investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets over a weighted-average period of 4.2 years and 4.4 years at September 30, 2020 and 2019. The CIPs’ unfunded commitments to these funds totaled $94.0 million and $168.7 million, of which the Company was contractually obligated to fund $11.4 million and $20.6 million based on its ownership percentage in the CIPs, at September 30, 2020 and 2019.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2020
Balance at beginning of year	$427.8	$152.7	$16.6	$597.1
Acquisition	—	20.3	17.6	37.9
Realized and unrealized losses included in investment and other income of consolidated investment products, net	(57.9)	(5.2)	(1.8)	(64.9)
Purchases	200.5	154.9	—	355.4
Sales and settlements	(57.4)	—	(7.5)	(64.9)
Deconsolidations	(47.8)	—	—	(47.8)
Transfers into Level 3	2.2	—	—	2.2
Transfers out of Level 3	(1.1)	—	—	(1.1)
Foreign exchange revaluation	3.4	16.5	—	19.9
Balance at End of Year	$469.7	$339.2	$24.9	833.8
Change in unrealized losses included in net income relating to assets held at end of year	$(57.9)	$(5.2)	$(0.7)	$(63.8)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2019
Balance at beginning of year	$317.7	$—	$32.3	$350.0
Acquisition	84.9	—	—	84.9
Realized and unrealized gains (losses) included in investment and other income of consolidated investment products, net	(5.9)	5.0	(3.3)	(4.2)
Purchases	167.5	147.0	9.2	323.7
Sales and settlements	(101.6)	—	(21.6)	(123.2)
Transfers into Level 3	0.5	—	—	0.5
Transfers out of Level 3	(29.0)	—	—	(29.0)
Foreign exchange revaluation	(6.3)	0.7	—	(5.6)
Balance at End of Year	$427.8	$152.7	$16.6	$597.1
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$(12.0)	$5.0	$(0.6)	$(7.6)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$244.9	Discounted cash flow	Discount rate	4.0%–23.0% (11.5%)
			Discount for lack of marketability	17.0%
			Risk premium	9.7%–19.3% (16.7%)
	116.3	Market pricing	Private sale pricing	$0.02–$100.00 ($13.01) per share
	108.5	Market comparable companies	Enterprise value/ EBITDA multiple	7.0–19.1 (10.8)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	55.0%
			Enterprise value/ Revenue multiple	7.5
			Price-to-earnings ratio	9.4–10.0 (9.7)

Real estate	231.8	Discounted cash flow	Discount rate	4.5%–6.5% (5.2%)
			Exit capitalization rate	6.0%
	107.4	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)

(in millions)
as of September 30, 2019	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$212.7	Discounted cash flow	Discount rate	4.8%–17.4% (10.0%)
			Discount for lack of marketability	17.0%–24.7% (20.0%)
	192.8	Market comparable companies	Enterprise value/ EBITDA multiple	4.5–21.9 (10.8)
			Discount for lack of marketability	15.0%–30.0% (23.1%)
			Risk premium	18.9%
			Enterprise value/ Revenue multiple	3.7
	22.3	Market pricing	Private sale pricing	$0.25–$20.13 ($2.06) per share

Real estate	84.7	Discounted cash flow	Discount rate	6.4%–7.4% (7.1%)
	68.0	Yield capitalization	Equivalent yield	4.3%–6.1% (5.4%)
__________________

[1]	Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower), the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of September 30, 2020, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2020		2019
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$441.9	$441.9	$154.2	$154.2
Financial Liabilities
Debt of CLOs	2	1,179.7	1,225.0	—	—
Other debt	3	153.7	155.2	50.8	51.0

Debt
Debt of CIPs consisted of the following:

(in millions)	2020		2019
as of September 30,	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$1,179.7	2.85%	$—	N/A
Other debt	153.7	2.97%	50.8	5.09%
Total	$1,333.4		$50.8

The debt of CLOs had floating interest rates based on LIBOR ranging from 1.48% to 8.19% at September 30, 2020. The other debt had fixed and floating interest rates primarily based on LIBOR ranging from 1.00% to 5.81% at September 30, 2020, and from 2.08% to 7.94% at September 30, 2019.
The contractual maturities for debt of CIPs at September 30, 2020 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2021	$76.4
2022	—
2023	—
2024	35.1
2025	39.3
Thereafter	1,182.6
Total	$1,333.4

Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2020
Unpaid principal balance	$1,196.5
Difference between unpaid principal balance and fair value	(45.5)
Fair Value	$1,151.0

Investments 90 days or more past due were $3.9 million at September 30, 2020.

The Company recognized $1.3 million of net losses during fiscal year 2020 related to its own economic interests in the CLOs.
The aggregate principal amount due of the debt of CLOs was $1,235.8 million at September 30, 2020.
Note 12 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30,	2020			2019[1]	2018[1]
	CIPs	Minority Interests	Total
Balance at beginning of year	$746.7	$—	$746.7	$1,043.6	$1,941.9
Acquisition	22.1	164.3	186.4	—	—
Business divestiture	—	(21.3)	(21.3)	—	—
Net income (loss)	45.0	3.6	48.6	6.2	(12.8)
Net subscriptions (distributions) and other	247.1	(2.0)	245.1	1,046.6	170.9
Net deconsolidations	(663.6)	—	(663.6)	(1,349.7)	(1,056.4)
Balance at End of Year	$397.3	$144.6	$541.9	$746.7	$1,043.6

 ______________

[1]	Represents redeemable noncontrolling interests of CIPs.
Note 13 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)
as of September 30,	2020	2019
Investments	$439.2	$458.1
Receivables	168.0	149.5
Loans receivable	42.4	—
Total	$649.6	$607.6

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. In April 2020, the Company authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions. The funds are subject to the decision of the funds’ trustee to wind up the funds. See Note 16 – Commitments and Contingencies for further information. The loans have a fixed interest rate of 8.0% per annum, are secured by the funds’ assets and are due upon demand. At September 30, 2020, the loans have an aggregate outstanding balance of $42.4 million, and the remaining authorization available is approximately $4.9 million. The Company did not provide financial or other support to its sponsored funds during fiscal year 2019.
Note 14 – Taxes on Income
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
The remaining federal portion of the transition tax liability was $757.2 million at September 30, 2020, and will be paid over the next six years, with 8% of the original liability payable in each of the next three years, 15% in year four, 20% in year five and 25% in year six.
The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s federal statutory rate for fiscal year 2018 was a blended rate of 24.5%, based on the pre- and post-Tax Act rates.
Prior to the Tax Act, the Company had not provided for U.S. income taxes on undistributed earnings and other outside basis differences of its non-U.S. subsidiaries as it was the Company’s intention for these tax basis differences to remain indefinitely reinvested. Following the Company’s change in policy effective April 1, 2020 to repatriate earnings of all non-U.S. subsidiaries, other outside basis differences, which arose primarily from purchase accounting adjustments, undistributed earnings that are considered indefinitely reinvested and foreign earnings that are restricted by operational and regulatory requirements, remain indefinitely reinvested. These basis differences could reverse through sales of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2020. The Company has made no provision for U.S. income taxes on these outside basis differences, and determination of the amount of unrecognized deferred tax liability related to such basis differences is not practicable.
The Coronavirus Aid, Relief, and Economic Security Act, which includes several corporate tax provisions and was signed into law on March 27, 2020, did not have a material impact on the Company’s income taxes.
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Current expense
Federal	$154.9	$343.4	$1,343.7
State	28.8	37.0	38.0
Non-U.S.	54.2	66.8	141.1
Deferred benefit	(7.1)	(4.9)	(50.3)
Total	$230.8	$442.3	$1,472.5

Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
U.S.	$771.7	$1,151.1	$1,458.1
Non-U.S.	246.2	496.7	757.1
Total	$1,017.9	$1,647.8	$2,215.2

The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and incentives. The impact of the reduced rates on income tax expense was $2.7 million or $0.01 per diluted share for fiscal year 2020, $4.1 million or $0.01 per diluted share for fiscal year 2019, and $31.3 million or $0.06 per diluted share for fiscal year 2018. One tax incentive remained in effect at September 30, 2020 which will expire in December 2023.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2020	2019
Deferred Tax Assets
Capitalized mixed service costs	$326.1	$—
Net operating loss and state credit carry-forwards	317.0	31.9
Deferred compensation and benefits	160.6	39.7
Foreign tax credit carry-forwards	103.0	—
Debt premium	81.9	—
Stock-based compensation	26.6	19.6
Unrealized foreign exchange losses	1.2	11.0
Other	120.9	30.4
Total deferred tax assets	1,137.3	132.6
Valuation allowance	(320.6)	(26.9)
Deferred tax assets, net of valuation allowance	816.7	105.7
Deferred Tax Liabilities
Goodwill and other purchased intangibles	1,009.4	159.5
Depreciation on property and equipment	23.6	22.5
Other	44.9	23.0
Total deferred tax liabilities	1,077.9	205.0
Net Deferred Tax Liability	$261.2	$99.3

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2020	2019
Other assets	$44.1	$20.8
Deferred tax liabilities	305.3	120.1
Net Deferred Tax Liability	$261.2	$99.3

The Company recorded on a preliminary basis the deferred tax effects associated with the fair value of assets acquired and liabilities assumed from the acquisition of Legg Mason and acquired attributes that carry over to post-acquisition tax periods, including U.S. state and foreign net operating losses and foreign tax credits. Utilization of the U.S. state net operating losses and federal credit carry-forwards may be subject to annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code. Foreign tax credits can only be used to offset tax attributable to foreign source income.
At September 30, 2020, there were $107.3 million of non-U.S. tax effected net operating loss carry-forwards which expire between fiscal years 2021 and 2040. In addition, there were $199.4 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2021 and 2041, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $9.3 million, the majority of which will carry-forward indefinitely and $103.0 million of foreign tax credit carry-forwards that expire between fiscal years 2021 and 2028.
The Company recognizes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized based on timing of expiration, nature, projected sources of income and limitations on utilization under the statute. The valuation allowance increased $293.7 million in fiscal year 2020 primarily related to carry-forward assets recognized in connection with the acquisition of Legg Mason, and decreased $0.6 million in fiscal year 2019. At September 30, 2020, a valuation allowance of $320.6 million was recorded for the following items: $202.2 million for federal, state, and foreign net operating loss carry-forwards, $45.0 million due to uncertainty of realizing the benefit of foreign tax credits, $38.4 million for other foreign deferred taxes including carried forward U.K. interest deductions, and $35.0 million for capital losses.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2020		2019		2018
Federal taxes at statutory rate	$213.8	21.0%	$346.0	21.0%	$542.7	24.5%
Transition tax on deemed repatriation of undistributed foreign earnings	—	—	86.0	5.2%	983.2	44.4%
Revaluation of net deferred tax liabilities	—	—	—	—	(53.3)	(2.4%)
Other Tax Act impacts	—	—	0.4	—	38.9	1.8%
State taxes, net of federal tax effect	28.2	2.8%	29.7	1.8%	16.6	0.7%
Capital loss on investments, net of valuation allowance	(27.0)	(2.7%)	—	—	—	—
Effect of non-U.S. operations	6.9	0.7%	(21.3)	(1.3%)	(61.9)	(2.8%)
Effect of net loss (income) attributable to noncontrolling interests	2.5	0.2%	(2.1)	(0.1%)	5.3	0.2%
Other	6.4	0.7%	3.6	0.2%	1.0	0.1%
Tax Provision	$230.8	22.7%	$442.3	26.8%	$1,472.5	66.5%

Other Tax Act impacts consist primarily of foreign dividend distribution taxes and tax withholdings.
The Company recognized a tax benefit in fiscal year 2020 for capital losses that were realized from sales of investments subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch. The benefit reflects the Company’s ability to carryback losses for the last three tax years at historical Federal statutory tax rates. The remaining capital losses can be carried forward, which the Company assessed for realizability.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Balance at beginning of year	$202.6	$77.5	$81.1
Additions from business combinations	141.8	—	—
Additions for tax positions of prior years	0.9	131.8	3.6
Reductions for tax positions of prior years	(0.6)	(2.9)	(6.6)
Tax positions related to the current year	12.2	10.7	11.6
Settlements with taxing authorities	(0.3)	(2.2)	—
Expirations of statute of limitations	(13.7)	(12.3)	(12.2)
Balance at End of Year	$342.9	$202.6	$77.5

If recognized, $303.1 million for 2020 and the balance for 2019 and 2018, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2020 and 2019 was $21.7 million and $11.9 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2020 was $2.9 million and insignificant in 2019.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2020; Brazil 2008 to 2020, Canada 2011 to 2020; Hong Kong 2014 to 2020; Singapore 2015 to 2020; Luxembourg and the U.K. 2019 to 2020; U.S. federal 2017 to 2020; the City of New York 2012 to 2020; and the States of California, and Minnesota 2016 to 2020; and the States of Florida, Maryland, Massachusetts, New York, and Pennsylvania 2017 to 2020.

The Company has ongoing examinations in various stages of completion in the State of Illinois, City of New York, and in Canada, France, Germany and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2020 could decrease by an estimated $35.4 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.
Note 15 – Leases
Lessee Arrangements
The leases had a weighted-average remaining lease term of 6.5 years as of September 30, 2020, and generally include one or more options to renew.
Lease expense was as follows:

(in millions)
for the fiscal year ended September 30, 2020	Amount
Operating lease cost[1]	$72.5
Finance lease cost	0.5
Variable lease cost	6.0
Less: sublease income	(4.2)
Total lease expense	$74.8
__________________

[1]	Substantially all is included in occupancy expense.

Supplemental cash flow information related to leases was as follows:

(in millions)	Amount
for the fiscal year ended September 30, 2020
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$65.1
ROU assets obtained in exchange for new/modified operating lease liabilities	13.7

The weighted-average discount rate for the operating lease liabilities as of September 30, 2020 was 3.5%. The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2021	$134.8
2022	131.5
2023	125.4
2024	89.0
2025	50.2
Thereafter	153.5
Total lease payments	684.4
Less: interest	(63.4)
Operating lease liabilities	$621.0

As of September 30, 2019, future minimum lease payments under long-term non-cancelable operating leases were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2020	$49.5
2021	45.3
2022	40.9
2023	39.1
2024	36.7
Thereafter	149.1
Total Minimum Lease Payments	$360.6

Lessor Arrangements
The Company leases excess owned space in its San Mateo, California corporate headquarters and other office buildings, primarily in the U.S., to third parties, and generally include one or more options to renew. The Company subleases excess leased office spaces to various firms, primarily in the U.S., and generally include options to renew or terminate within a specified period.

The maturities of lease payments due to the Company and weighted-average remaining lease term as of September 30, 2020 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2021	$19.0	$31.2
2022	19.2	28.0
2023	18.7	28.8
2024	8.5	29.8
2025	0.2	29.9
Thereafter	0.1	70.7
Total	$65.7	$218.4
Weighted-average remaining lease term	3.4 years	7.2 years

Note 16 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, a subsidiary of Franklin, Franklin Templeton Trustee Services Private Limited (“FTTS”), announced its decision to wind-up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds” or the “India Fixed Income Funds”), which at the time had collective assets under management of approximately USD $3.4 billion. FTTS took action to convene unitholder meetings for the Funds to approve the appointment of liquidators, and the asset management company to the Funds, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), ceased earning investment management fees on the Funds. Certain Fund unitholders and others subsequently commenced multiple writ petition actions in India (some of which were promptly voluntarily dismissed), challenging the decision to wind up the Funds and alleging that the Company Respondents (as defined below) violated various regulations of the Securities and Exchange Board of India (“SEBI”), mismanaged the Funds, misrepresented or omitted certain information relating to the Funds, and/or engaged in other alleged misconduct. The petitions were filed in May 2020 and June 2020 in the High Court of Gujarat, the High Court of Madras, and the High Court of Delhi, and named as respondents one or more of Franklin, its subsidiaries Templeton International, Inc., FTTS, FTAMI, and certain individual directors, officers, and employees of FTAMI (collectively, the “Company Respondents”), as well as SEBI and other governmental authorities. The petitioners sought a wide range of relief, including, among other items, an order quashing the wind-up notice and blocking the unitholder vote, initiating various investigations into the Company Respondents, and allowing the unitholder petitioners to redeem their investments with interest.
On June 3, 2020, the High Court of Gujarat granted an ex parte interim injunction order, staying the operation and implementation of the unitholder voting process. On June 19, 2020, the petitions were transferred to the High Court of Karnataka for hearing and resolution. In the course of the hearings, on September 24, 2020, the Company learned that a “first information report” or “FIR” had been registered by the Economic Offenses Wing of the Chennai police department against certain of the Company Respondents in connection with a complaint made by one of the petitioners. In light of the registration of the FIR, which is the preliminary step in an investigation, the court disposed of the petition that had sought an order for such an investigation.
On October 24, 2020, the High Court of Karnataka issued its judgment, in which it upheld the decision taken by FTTS to wind up the Funds and held that there was “nothing wrong with the decision making process,” but determined that consent of the unitholders is required to implement the decision. The court did not grant the other relief sought by the petitioners. The court stayed the operation of its judgment for a period of six weeks, during which time the court held that there will not be any redemptions from the Funds. The deadline for any party to file an appeal is 90 days from the date of the judgment. Certain Company Respondents intend to appeal parts of the judgment.
Separately, on May 27, 2020, SEBI initiated a forensic audit/inspection of Franklin Templeton Mutual Fund, FTAMI, and FTTS and appointed an outside auditor to conduct the review. The auditor submitted a confidential report to SEBI containing certain preliminary observations, to which SEBI sought responses from FTAMI and FTTS, and such responses were provided in September 2020. The matter is currently under review by SEBI. As part of the judgment issued by the High Court of Karnataka, the court directed SEBI to decide whether or not to take action within six weeks from the date it receives a final report by the forensic auditor.
The Company strongly believes that the decision by FTTS to wind up the India Fixed Income Funds was taken in the best interests of investors and fully pursuant to applicable SEBI regulations. Nonetheless, to implement the decision, FTTS ultimately may be required, or may determine, to obtain unitholder consent. If that effort is unsuccessful and/or if unitholder redemptions from the Funds are not suspended until the process for seeking such consent is complete, the Funds could experience significant redemption pressures. In the event that the Funds are unable to meet investor redemption requests in an orderly fashion, including if redemptions require the Funds to undertake distressed sales of assets resulting in the reduction of the net asset values of the Funds, additional litigation and/or regulatory or governmental investigations and proceedings could be initiated. In addition, if SEBI were to commence a regulatory proceeding in connection with the forensic audit, and ultimately conclude that the respondents violated applicable regulations, it is possible that certain Franklin subsidiaries and related individuals could be subject to the imposition of regulatory sanctions. While the Company believes that it would have meritorious defenses to any such actions, such matters could involve the risk of significant financial penalties and other liabilities, reputational harm, and restrictions on the Company’s asset management activities in India, all of which could adversely impact the Company’s financial results. The Company cannot at this time predict the eventual outcome of the matters described above or reasonably estimate the possible loss or range of loss that may arise from any negative outcome of such matters, including due to the current stage of these matters.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2020 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of September 30, 2020.
Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2020, the Company had $335.6 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
Note 17 – Stock-Based Compensation
The Company’s stock-based compensation plans consist of the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”) and the amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”). In connection with the acquisition of Legg Mason, the Company assumed the Legg Mason 2017 Equity Incentive Plan, which was amended and restated as the Amended and Restated Franklin Resources, Inc. 2017 Equity Incentive Plan (the “EIP”). The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP, the USIP, the ESIP and the EIP.
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Stock and stock unit awards	$117.1	$105.7	$111.6
Employee stock investment plan	5.2	5.8	6.2
Total	$122.3	$111.5	$117.8

Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 120.0 million shares authorized under the USIP and 23.0 million shares authorized under the EIP, of which 4.5 million shares and 18.3 million shares were available for grant at September 30, 2020.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.

Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2020
Nonvested balance at September 30, 2019	3,778	1,854	5,632	$34.06
Granted	11,540	3,891	15,431	23.05
Vested	(2,798)	(374)	(3,172)	32.89
Forfeited/canceled	(379)	(563)	(942)	33.26
Nonvested balance at September 30, 2020	12,141	4,808	16,949	$24.30

Total unrecognized compensation expense related to nonvested stock and stock unit awards was $338.2 million at September 30, 2020. This expense is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2020, 2019 and 2018 were $23.05, $30.75 and $42.63 per share. The total fair value of stock and stock unit awards vested during the same periods was $72.2 million, $84.2 million and $91.5 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 1.0 million shares were issued under the ESIP during fiscal year 2020, and 5.9 million shares were reserved for future issuance at September 30, 2020.
Note 18 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company increased its matching contribution rate from 75% to 85% for a period of three years beginning January 1, 2020. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $59.2 million, $52.2 million and $49.8 million for fiscal years 2020, 2019 and 2018.
Note 19 – Segment and Geographic Information
The Company has one operating segment, investment management and related services. See Note 5 – Revenues for total operating revenues disaggregated by geographic location.

(in millions)
as of September 30,	2020	2019
Property and Equipment, Net
United States	$634.4	$542.8
Europe, Middle East and Africa	133.0	90.0
Asia-Pacific	37.7	40.7
Americas excluding United States	8.7	10.2
Total	$813.8	$683.7

Note 20 – Investment and Other Income (Losses), Net
Investment and other income (losses), net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2020	2019	2018
Dividend income	$48.9	$97.0	$51.1
Interest income	14.3	31.0	76.5
Gains (losses) on investments, net	(16.8)	(9.7)	6.0
Income (losses) from investments in equity method investees	(98.1)	(10.4)	44.4
Rental income	30.0	19.8	15.9
Foreign currency exchange (losses) gains, net	(22.3)	13.1	0.6
Other, net	5.6	0.6	5.8
Investment and Other Income (Losses), Net	$(38.4)	$141.4	$200.3

Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Interest income was primarily generated by cash equivalents, debt securities of U.S. states and political subdivisions. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value and other-than-temporary impairment of investments.
Proceeds from the sale of available-for-sale securities were $1.6 million and $85.5 million in fiscal years 2020 and 2018. There were no sales of available-for-sale securities in fiscal year 2019.
Net losses recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2020 and 2019 were $2.6 million and $0.1 million, and the net loss recognized on trading investment securities that were held by the Company at September 30, 2018 was $1.7 million.

Note 21 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2020, 2019 and 2018
Balance at October 1, 2017	$(281.0)	$(6.0)	$2.2	$(284.8)
Adoption of new accounting guidance	—	(0.1)	—	(0.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(85.5)	1.5	7.3	(76.7)
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Reclassifications to net investment and other income (losses), net of tax	(6.4)	—	(3.0)	(9.4)
Total other comprehensive income (loss)	(91.9)	1.9	4.3	(85.7)
Balance at September 30, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(53.9)	(2.4)	(5.4)	(61.7)
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Reclassifications to net investment and other income (losses), net of tax	1.4	—	6.9	8.3
Total other comprehensive income (loss)	(52.5)	(2.0)	1.5	(53.0)
Balance at September 30, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	23.8	(2.1)	(1.3)	20.4
Reclassifications to compensation and benefits expense, net of tax	—	0.3	—	0.3
Reclassifications to net investment and other income (losses), net of tax	2.0	—	1.3	3.3
Total other comprehensive income (loss)	25.8	(1.8)	—	24.0
Balance at September 30, 2020	$(399.6)	$(8.0)	$—	$(407.6)

Note 22 – Subsequent Event
On October 19, 2020, the Company completed its offering and sale of the 1.600% Notes due 2030 with a principal amount of $750.0 million. Interest on the notes will be payable semi-annually on April 30 and October 30 of each year, beginning on April 30, 2021. The notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2020 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On July 31, 2020, Franklin Resources, Inc. completed its acquisition of Legg Mason, Inc. (“Legg Mason”). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Legg Mason. Total assets and operating revenues of Legg Mason that were excluded from management’s assessment constitute 12% of the Company’s consolidated total assets as of September 30, 2020 and 9% of consolidated total operating revenues for the fiscal year ended September 30, 2020. Management’s basis for exclusion included the size and complexity of the acquired business, the timing between acquisition and fiscal year end, and expected integration plans during the fiscal year ending September 30, 2021.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 with respect to executive officers of Franklin is contained at the end of Part I of this Annual Report under the heading “Information About Our Executive Officers.”
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
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1 Election of Directors–Nominees” and “Information about the Board and its Committees–The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2020 (“2021 Proxy Statement”).

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2021 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2021 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation–Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2021 Proxy Statement titled “Proposal No. 1 Election of Directors–General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2021 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Annual Report.
(a)(2)
No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.

(a)(3)	The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

Item 16.	Form 10‑K Summary.
None.
EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 17, 2020, by and among Registrant, Legg Mason, Inc. and Alpha Sub, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 18, 2020 (File No. 001-09318)*

3.1
Certificate of Incorporation of Registrant, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3.2	Certificate of Amendment of Certificate of Incorporation of Registrant, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report
3.3	Certificate of Amendment of Certificate of Incorporation of Registrant, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report
3.4	Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report
3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Amended and Restated Bylaws of Registrant (as adopted and effective October 22, 2018), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 24, 2018 (File No. 001-09318)

4.1
Indenture, dated as of May 19, 1994, between Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, incorporated by reference to Exhibit 4 to our Registration Statement on Form S-3 filed on April 14, 1994 (File No. 033-53147)

4.2
First Supplemental Indenture, dated October 9, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on October 4, 1996 (File No. 333-12101)

4.3
Second Supplemental Indenture, dated May 20, 2010, between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed on May 20, 2010 (File No. 001-09318)

4.4
Third Supplemental Indenture, dated September 24, 2012 (inclusive of the form of note of Registrant’s 2.800% Notes due 2022), between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed on September 24, 2012 (File No. 001-09318)

4.5
Fourth Supplemental Indenture, dated March 30, 2015 (inclusive of the form of note of Registrant’s 2.850% Notes due 2025), between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed on March 30, 2015 (File No. 001-09318)

4.6
Indenture, dated as of October 6, 2020, between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3ASR filed on October 6, 2020 (File No. 033-249350)

4.7
Officer’s Certificate, dated October 19, 2020 (inclusive of the form of note of Registrant’s 1.600% Notes due 2030), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 19, 2020 (File No. 011-09318)

Exhibit No.	Description
4.8
Base Indenture, dated as of January 22, 2014, for Senior Notes between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Legg Mason’s Registration Statement on Form S-3ASR filed on February 19, 2016 (File No. 333-209616)

4.9
First Supplemental Indenture, dated as of January 22, 2014 (inclusive of the form of note of Legg Mason’s 5.625% Senior Notes due 2044), between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Legg Mason’s Current Report on Form 8-K filed on January 22, 2014 (File No. 001-08529)

4.10
Second Supplemental Indenture, dated as of June 26, 2014, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Legg Mason’s Current Report on Form 8-K filed on June 26, 2014 (File No. 001-08529)

4.11
Third Supplemental Indenture, dated as of June 26, 2014 (inclusive of the form of note of Legg Mason’s 3.950% Senior Notes due 2024), between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Legg Mason’s Current Report on Form 8-K filed on June 26, 2014 (File No. 001-08529)

4.12
Fourth Supplemental Indenture, dated as of March 22, 2016 (inclusive of the form of note of Legg Mason’s 4.750% Senior Notes due 2026), between Legg Mason, Inc. and The Bank New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Legg Mason’s Current Report on Form 8-K filed on March 22, 2016 (File No. 001-08529)

4.13
Form of Indenture for Junior Subordinated Notes between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Legg Mason’s Registration Statement on Form S-3ASR filed on February 19, 2016 (File No. 333-209616)

4.14
First Supplemental Indenture, dated as of March 14, 2016 (inclusive of the form of note of Legg Mason’s 6.375% Junior Subordinated Notes due 2056), between Legg Mason, Inc. and The Bank New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Legg Mason’s Current Report on Form 8-K filed on March 14, 2016 (File No. 001-08529)

4.15
Second Supplemental Indenture, dated as of August 8, 2016 (inclusive of the form of note of Legg Mason’s 5.45% Junior Subordinated Notes due 2056), between Legg Mason, Inc. and The Bank New York Mellon, as trustee, incorporated by reference to Exhibit 4.3 to Legg Mason’s Current Report on Form 8-K filed on August 8, 2016 (File No. 001-08529)

4.16	Description of Registrant’s Securities (filed herewith)
10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of Registrant, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)**

10.2
Representative Forms of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant (filed herewith)**

10.3
Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant (filed herewith)**

10.4	2006 Directors Deferred Compensation Plan, as amended and restated effective November 5, 2020 (filed herewith)**
10.5
1998 Employee Stock Investment Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 12, 2020 (File No. 001-09318)**

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective June 14, 2017), incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 001-09318)**

10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019 (File No. 001-09318)**

10.8
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2014 (File No. 001-09318)**

10.9	Amended and Restated 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on October 6, 2020 (File No. 333-249336)**
10.10	Non-Employee Director Compensation as of February 11, 2020, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 001-09318)**

Exhibit No.	Description
10.11	Named Executive Officer Compensation as of October 1, 2020 (filed herewith)**
10.12
Offer Letter, dated March 6, 2019, between Registrant and Matthew Nicholls, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 001-09318)**

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
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 20, 2020	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President and Chief Financial Officer

Date:	November 20, 2020	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 20, 2020	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 20, 2020	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 20, 2020	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 20, 2020	By:	/s/ Peter K. Barker
Peter K. Barker, Director

Date:	November 20, 2020	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 20, 2020	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 20, 2020	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 20, 2020	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 20, 2020	By:	/s/ Mark C. Pigott
Mark C. Pigott, Director

Date:	November 20, 2020	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 20, 2020	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 20, 2020	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director