Form 10-Q
period 2020-12-31
FRANKLIN RESOURCES INC
filed 2021-02-02
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 26, 2021: 505,403,752.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2020	2019
Operating Revenues
Investment management fees	$1,540.4	$979.7
Sales and distribution fees	396.9	351.5
Shareholder servicing fees	49.4	50.0
Other	8.4	8.0
Total operating revenues	1,995.1	1,389.2
Operating Expenses
Compensation and benefits	725.5	389.4
Sales, distribution and marketing	506.5	443.9
Information systems and technology	116.5	62.5
Occupancy	55.7	34.5
Amortization of intangible assets	58.2	4.8
General, administrative and other	123.6	81.2
Total operating expenses	1,586.0	1,016.3
Operating Income	409.1	372.9
Other Income (Expenses)
Investment and other income, net	77.2	67.9
Interest expense	(29.7)	(6.1)
Investment and other income of consolidated investment products, net	91.1	15.2
Expenses of consolidated investment products	(10.4)	(4.3)
Other income, net	128.2	72.7
Income before taxes	537.3	445.6
Taxes on income	142.5	97.5
Net income	394.8	348.1
Less: net income (loss) attributable to
Redeemable noncontrolling interests	18.7	9.0
Nonredeemable noncontrolling interests	30.8	(11.4)
Net Income Attributable to Franklin Resources, Inc.	$345.3	$350.5

Earnings per Share
Basic	$0.67	$0.70
Diluted	0.67	0.70

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2020	2019
Net Income	$394.8	$348.1
Other Comprehensive Income
Currency translation adjustments, net of tax	93.5	58.0
Net unrealized losses on defined benefit plans, net of tax	(0.6)	(0.9)
Net unrealized losses on investments, net of tax	—	(1.7)
Total other comprehensive income	92.9	55.4
Total comprehensive income	487.7	403.5
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	18.7	9.0
Nonredeemable noncontrolling interests	30.8	(11.4)
Comprehensive Income Attributable to Franklin Resources, Inc.	$438.2	$405.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2020	September 30, 2020
Assets
Cash and cash equivalents	$3,975.5	$3,026.8
Receivables	1,230.1	1,200.6
Investments (including $546.2 and $504.8 at fair value at December 31, 2020 and September 30, 2020)	1,348.7	1,270.5
Assets of consolidated investment products
Cash and cash equivalents	444.0	930.7
Investments, at fair value	3,228.9	2,709.2
Property and equipment, net	800.5	813.8
Goodwill	4,515.2	4,500.8
Intangible assets, net	4,867.4	4,914.2
Operating lease right-of-use assets	524.1	534.8
Other	295.2	319.5
Total Assets	$21,229.6	$20,220.9

Liabilities
Compensation and benefits	$964.0	$1,064.0
Accounts payable and accrued expenses	442.4	426.9
Commissions	279.4	268.0
Income taxes	838.6	703.3
Debt	3,753.1	3,017.1
Liabilities of consolidated investment products
Accounts payable and accrued expenses	166.7	510.1
Debt	1,377.2	1,333.4
Deferred taxes	298.6	305.3
Operating lease liabilities	609.2	621.0
Other	464.2	456.1
Total liabilities	9,193.4	8,705.2
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests	615.6	541.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 505,472,834 and 495,116,677 shares issued and outstanding at December 31, 2020 and September 30, 2020	50.5	49.5
Retained earnings	10,665.1	10,472.6
Accumulated other comprehensive loss	(314.7)	(407.6)
Total Franklin Resources, Inc. stockholders’ equity	10,400.9	10,114.5
Nonredeemable noncontrolling interests	1,019.7	859.3
Total stockholders’ equity	11,420.6	10,973.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$21,229.6	$20,220.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2020	Shares	Amount
Balance at October 1, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$859.3	$10,973.8
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				345.3		345.3	30.8	376.1
Other comprehensive income					92.9	92.9		92.9
Dividends declared on common stock ($0.28 per share)				(144.0)		(144.0)		(144.0)
Repurchase of common stock	(2.1)	(0.2)	(39.9)	(5.5)		(45.6)		(45.6)
Issuance of common stock	12.5	1.2	32.5			33.7		33.7
Stock-based compensation			7.4			7.4		7.4
Net subscriptions and other							129.6	129.6
Balance at December 31, 2020	505.5	$50.5	$—	$10,665.1	$(314.7)	$10,400.9	$1,019.7	$11,420.6

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2019	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2
Net income (loss)				350.5		350.5	(11.4)	339.1
Other comprehensive income					55.4	55.4		55.4
Dividends declared on common stock ($0.27 per share)				(135.3)		(135.3)		(135.3)
Repurchase of common stock	(4.6)	(0.4)	(27.8)	(95.4)		(123.6)		(123.6)
Issuance of common stock	2.9	0.3	28.7			29.0		29.0
Stock-based compensation			(0.9)			(0.9)		(0.9)
Net subscriptions and other							28.2	28.2
Deconsolidation of investment product							(0.7)	(0.7)
Acquisition							19.0	19.0
Balance at December 31, 2019	497.6	$49.8	$—	$10,408.0	$(376.2)	$10,081.6	$752.8	$10,834.4
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2020	2019

Net Income	$394.8	$348.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	41.0	28.0
Amortization of deferred sales commissions	19.0	20.3
Depreciation and other amortization	21.8	22.0
Amortization of intangible assets	58.2	4.8
Income from investments in equity method investees	(38.5)	(39.1)
Net (gains) losses on investments of consolidated investment products	(55.2)	8.3
Net purchase of investments by consolidated investment products	(116.2)	(268.5)
Deferred income taxes	(17.5)	13.7
Other	(34.7)	(3.1)
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(15.0)	14.2
Increase in investments, net	(9.2)	(25.7)
Decrease in accrued compensation and benefits	(104.2)	(151.8)
Increase in commissions payable	11.4	1.8
Increase in income taxes payable	135.3	61.8
Increase (decrease) in accounts payable, accrued expenses and other liabilities	12.3	(27.9)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(13.3)	24.8
Net cash provided by operating activities	290.0	31.7
Purchase of investments	(190.3)	(87.9)
Liquidation of investments	82.9	87.6
Purchase of investments by consolidated collateralized loan obligations	(520.7)	—
Liquidation of investments by consolidated collateralized loan obligations	79.4	—
Decrease in loans receivable, net	28.2	—
Additions of property and equipment, net	(13.6)	(25.7)
Acquisitions, net of cash acquired	—	(1.0)
Payments of contingent consideration asset	2.8	—
Net consolidation (deconsolidation) of investment products	9.5	(2.6)
Net cash used in investing activities	(521.8)	(29.6)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2020	2019

Dividends paid on common stock	$(134.8)	$(130.6)
Repurchase of common stock	(45.1)	(121.4)
Proceeds from issuance of debt	748.3	—
Payment of debt issuance costs	(6.7)	—
Proceeds from loan	—	0.2
Payments on loan	—	(0.2)
Proceeds from debt of consolidated investment products	4.7	49.4
Noncontrolling interests	99.7	193.3
Net cash provided by (used in) financing activities	666.1	(9.3)
Effect of exchange rate changes on cash and cash equivalents	27.7	25.9
Increase in cash and cash equivalents	462.0	18.7
Cash and cash equivalents, beginning of period	3,957.5	5,957.6
Cash and Cash Equivalents, End of Period	$4,419.5	$5,976.3

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$22.7	$20.6
Cash paid for interest	10.9	0.6
Cash paid for interest by consolidated investment products	4.0	0.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2020 (“fiscal year 2020”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2020.
In the quarter ended September 30, 2020, the Company changed the presentation of its consolidated statements of income to include dividend and investment income and expenses of consolidated investment products (“CIPs”) in other income, net. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position. Management believes the revised presentation is more useful to readers of its financial statements and more accurately portrays the nature of the CIPs revenue and expenses as the operations of CIPs are not related to the Company’s core business.
The following table presents the effects of the change in the presentation of operating revenues, operating expenses and other income, net, to the Company’s previously reported consolidated statements of income:

	Three Months Ended December 31, 2019
(in millions)	As Reported	Adjustments	As Amended
Operating revenues
Other	$31.5	$(23.5)	$8.0

Operating Expenses
General, administrative, and other[1]	$89.7	$(3.7)	$86.0

Other Income (Expenses)
Investment and other income (losses), net	$59.6	$8.3	$67.9
Interest expense	(6.7)	0.6	(6.1)
Investment and other income of consolidated investment products, net	—	15.2	15.2
Expenses of consolidated investment products	—	(4.3)	(4.3)
Other income (expenses), net	$52.9	$19.8	$72.7
__________________
1General, administrative and other includes amortization of intangible assets.
Note 2 – New Accounting Guidance
On October 1, 2020, the Company adopted new guidance issued by the Financial Accounting Standards Board for credit losses. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost, including receivables, and an allowance for credit loss model for available-for-sale debt securities. The Company adopted the new guidance using the modified retrospective approach and recognized a cumulative effect adjustment resulting in a decrease of $4.1 million in receivables, net, offset by decreases of $0.8 million in deferred tax liabilities and $3.3 million in retained earnings as of October 1, 2020.

Note 3 - Acquisition
On July 31, 2020, the Company acquired all outstanding shares of Legg Mason, Inc. (“Legg Mason”) common stock for a purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements.
There were no changes to the purchase price allocation during the three months ended December 31, 2020; however, the purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed with the exception of deferred tax assets and liabilities which were valued using preliminary assumptions.
Transaction costs incurred in connection with the acquisition were $6.7 million for the three months ended December 31, 2020. These costs were primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $7.4 million of acquisition-related compensation and benefits expense during the three months ended December 31, 2020, primarily for employee severance and retention incentives.
Revenue and net income of Legg Mason included in total operating revenues and net income attributable to Franklin Resources, Inc. in the consolidated statements of income were $738.6 million and $123.7 million for the three months ended December 31, 2020.
See Note 3 - Acquisitions in the Company’s Form 10-K for fiscal year 2020 for additional information regarding the acquisition of Legg Mason.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2020	2019
Net income attributable to Franklin Resources, Inc.	$345.3	$350.5
Less: allocation of earnings to participating nonvested stock and stock unit awards	14.6	4.2
Net Income Available to Common Stockholders	$330.7	$346.3

Weighted-average shares outstanding – basic	491.1	494.7
Dilutive effect of nonparticipating nonvested stock unit awards	0.6	0.6
Weighted-Average Shares Outstanding – Diluted	491.7	495.3

Earnings per Share
Basic	$0.67	$0.70
Diluted	0.67	0.70
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.4 million and 0.8 million for the three months ended December 31, 2020 and 2019.

Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2020
Investment management fees	$1,112.1	$221.8	$70.0	$78.7	$57.8	$1,540.4
Sales and distribution fees	277.9	89.8	12.3	14.0	2.9	396.9
Shareholder servicing fees	38.0	5.8	0.1	1.9	3.6	49.4
Other	6.5	0.3	—	0.3	1.3	8.4
Total	$1,434.5	$317.7	$82.4	$94.9	$65.6	$1,995.1

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2019
Investment management fees	$573.1	$252.5	$75.0	$56.7	$22.4	$979.7
Sales and distribution fees	237.4	98.8	14.4	0.5	0.4	351.5
Shareholder servicing fees	40.3	6.9	0.1	2.7	—	50.0
Other	6.1	0.3	—	0.1	1.5	8.0
Total	$856.9	$358.5	$89.5	$60.0	$24.3	$1,389.2
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
Investments consisted of the following:

(in millions)	December 31, 2020	September 30, 2020
Investments, at fair value
Sponsored funds and separate accounts	$330.4	$303.4
Investments related to long-term incentive plans	159.1	146.6
Other equity and debt investments	56.7	54.8
Total investments, at fair value	546.2	504.8
Investments in equity method investees	699.7	682.2
Other investments	102.8	83.5
Total	$1,348.7	$1,270.5

Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2020
Assets
Investments, at fair value
Sponsored funds and separate accounts	$182.8	$57.3	$17.8	$72.5	$330.4
Investments related to long-term incentive plans	159.1	—	—	—	159.1
Other equity and debt investments	7.7	3.9	—	45.1	56.7
Contingent consideration asset	—	—	36.9	—	36.9
Total Assets Measured at Fair Value	$349.6	$61.2	$54.7	$117.6	$583.1

Liabilities
Contingent consideration liabilities	$—	$—	$25.5	$—	$25.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Investments, at fair value
Sponsored funds and separate accounts	$176.3	$40.9	$17.4	$68.8	$303.4
Investments related to long-term incentive plans	145.5	—	—	1.1	146.6
Other equity and debt investments	2.1	1.5	—	51.2	54.8
Contingent consideration asset	—	—	39.7	—	39.7
Total Assets Measured at Fair Value	$323.9	$42.4	$57.1	$121.1	$544.5

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable global equity funds. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $61.9 million with an expected weighted-average life of 2.6 years at December 31, 2020, and $51.2 million with an expected weighted-average life of 1.9 years at September 30, 2020. The liquidation period for an investment in a private debt fund of $41.8 million and $40.2 million at December 31, 2020 and September 30, 2020 is unknown. The Company’s unfunded commitments to the funds totaled $12.8 million and $9.5 million at December 31, 2020 and September 30, 2020. The redeemable global equity funds investment of $11.1 million and $25.3 million at December 31, 2020 and September 30, 2020 can be redeemed monthly.

Changes in the Level 3 assets and liabilities were as follows:

	2020			2019
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments
for the three months ended December 31,
Balance at beginning of period	$17.4	$39.7	$(25.3)	$32.1
Realized and unrealized losses included in investment and other income, net	(0.1)	—	—	(0.3)
Purchases	5.5	—	—	12.6
Sales	(4.3)	—	—	(1.5)
Settlements	(0.5)	(2.8)	—	(2.7)
Transfers out of Level 3	(0.2)	—	—	—
Foreign exchange revaluation	—	—	(0.2)	—
Balance at End of Period	$17.8	$36.9	$(25.5)	$40.2
Change in unrealized losses included in net income relating to assets and liabilities held at end of period	$(0.1)	$—	$—	$(0.3)
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2020		September 30, 2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,975.5	$3,975.5	$3,026.8	$3,026.8
Other investments
Time deposits	2	23.0	23.0	19.2	19.2
Equity securities	3	79.8	84.3	64.3	67.3
Loans receivable	3	14.5	14.5	42.4	42.4

Financial Liability
Debt	2	$3,753.1	$3,876.1	$3,017.1	$3,086.5

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 9 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

	December 31, 2020		September 30, 2020
(in millions)	Carrying Value	Effective Interest Rate	Carrying Value	Effective Interest Rate
Notes issued by Franklin Resources, Inc.
$300 million 2.800% senior notes due September 2022	$299.9	2.93%	$299.8	2.93%
$400 million 2.850% senior notes due March 2025	399.7	2.97%	399.7	2.97%
$750 million 1.600% senior notes due October 2030	748.4	1.72%	—	N/A
Total notes issued by Franklin Resources, Inc.	1,448.0		699.5
Notes issued by Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	270.9	1.53%	272.4	1.53%
$450 million 4.750% senior notes due March 2026	519.7	1.80%	523.0	1.80%
$550 million 5.625% senior notes due January 2044	746.5	3.38%	747.5	3.38%
$250 million 6.375% junior notes due March 2056	260.6	6.08%	260.7	6.08%
$500 million 5.450% junior notes due September 2056	516.0	5.25%	516.1	5.25%
Total notes issued by Legg Mason	2,313.7		2,319.7
Debt issuance costs	(8.6)		(2.1)
Total	$3,753.1		$3,017.1
On October 19, 2020, the Company completed its offering and sale of $750.0 million in aggregate principal amount of 1.600% senior unsecured unsubordinated notes due October 2030. The Company incurred $6.7 million in debt issuance costs and the notes were issued at a discount of $1.7 million. The debt issuance costs and discount are being amortized over the term of the notes.
At December 31, 2020, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,450.0 million. The notes have fixed interest rates with interest payable semi-annually.
At December 31, 2020, Legg Mason’s outstanding senior unsecured unsubordinated notes and junior unsecured subordinated notes had an aggregate principal amount due of $2,000.0 million. The notes have fixed interest rates with interest payable semi-annually for senior notes and quarterly for junior notes.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The Company was in compliance with all debt covenants at December 31, 2020.
The junior notes due March 2056 and September 2056 may only be redeemed in whole on or after March 15, 2021 and September 15, 2021, respectively. On January 29, 2021, the Company notified the trustee that on March 15, 2021 it intends to redeem all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason, subject to approval by the Franklin Board of Directors. See Note 16 – Subsequent Event for additional information.
At December 31, 2020, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 9 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 73 CIPs, including four CLOs, as of December 31, 2020 and 72 CIPs, including four CLOs, as of September 30, 2020.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2020	September 30, 2020
Assets
Cash and cash equivalents	$444.0	$930.7
Receivables	94.1	85.8
Investments, at fair value	3,228.9	2,709.2
Total Assets	$3,767.0	$3,725.7

Liabilities
Accounts payable and accrued expenses	$166.7	$510.1
Debt	1,377.2	1,333.4
Other liabilities	12.0	12.1
Total liabilities	1,555.9	1,855.6
Redeemable Noncontrolling Interests	465.3	397.3
Stockholders’ Equity
Franklin Resources, Inc.’s interests	914.1	788.4
Nonredeemable noncontrolling interests	831.7	684.4
Total stockholders’ equity	1,745.8	1,472.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$3,767.0	$3,725.7
The CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2020 and 2019.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2020
Assets
Cash and cash equivalents of CLOs	$67.1	$—	$—	$—	$67.1
Receivables of CLOs	—	38.4	—	—	38.4
Investments
Equity and debt securities	221.5	333.1	513.5	453.6	1,521.7
Loans	—	1,275.9	23.5	—	1,299.4
Real estate	—	—	407.8	—	407.8
Total Assets Measured at Fair Value	$288.6	$1,647.4	$944.8	$453.6	$3,334.4

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Cash and cash equivalents of CLOs	$488.8	$—	$—	$—	$488.8
Receivables of CLOs	—	21.2	—	—	21.2
Investments
Equity and debt securities	177.6	285.7	469.7	261.1	1,194.1
Loans	—	1,151.0	24.9	—	1,175.9
Real estate	—	—	339.2	—	339.2
Total Assets Measured at Fair Value	$666.4	$1,457.9	$833.8	$261.1	$3,219.2
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable and redeemable private equity funds and a redeemable hedge fund. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $298.0 million with an expected weighted-average life of 4.0 years at December 31, 2020, and $261.1 million with an expected weighted-average life of 4.2 years at September 30, 2020. The CIPs’ unfunded commitments to these funds totaled $74.5 million and $94.0 million, of which the Company was contractually obligated to fund $9.2 million and $11.4 million based on its ownership percentage in the CIPs, at December 31, 2020 and September 30, 2020. The liquidation periods for investments in a redeemable hedge fund of $151.4 million and a redeemable private equity fund of $4.2 million at December 31, 2020 are unknown.
Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2020
Balance at October 1, 2020	$469.7	$339.2	$24.9	$833.8
Realized and unrealized gains included in investment and other income of consolidated investment products, net	19.1	1.5	—	20.6
Purchases	54.9	51.1	—	106.0
Sales and settlements	(33.2)	—	(1.4)	(34.6)
Foreign exchange revaluation	3.0	16.0	—	19.0
Balance at December 31, 2020	$513.5	$407.8	$23.5	$944.8
Change in unrealized gains included in net income relating to assets held at December 31, 2020	$18.3	$1.5	$0.1	$19.9

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2019
Balance at October 1, 2019	$427.8	$152.7	$16.6	$597.1
Realized and unrealized losses included in investment and other income of consolidated investment products, net	(7.0)	(2.7)	(0.1)	(9.8)
Purchases	32.7	64.3	—	97.0
Sales and settlements	(1.6)	—	(2.5)	(4.1)
Deconsolidation	(40.7)	—	—	(40.7)
Foreign exchange revaluation	1.6	5.6	—	7.2
Balance at December 31, 2019	$412.8	$219.9	$14.0	$646.7
Change in unrealized gains (losses) included in net income relating to assets held at December 31, 2019	$(7.0)	$(2.7)	$0.3	$(9.4)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$277.3	Discounted cash flow	Discount rate	3.6%–18.6% (11.3%)
			Discount for lack of marketability	17.0%
			Risk premium	9.7%–19.3% (16.6%)
	124.7	Market pricing	Private sale pricing	$0.02–$100.00 ($11.66) per share
	111.5	Market comparable companies	Enterprise value/ EBITDA multiple	7.0–19.1 (11.0)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	55.0%
			Enterprise value/ Revenue multiple	7.5
			Price to earnings ratio	9.4–10.0 (9.7)

Real estate	296.0	Discounted cash flow	Discount rate	4.5%–6.5% (5.1%)
			Exit capitalization rate	6.0%
	111.8	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)

(in millions)
as of September 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$244.9	Discounted cash flow	Discount rate	4.0%–23.0% (11.5%)
			Discount for lack of marketability	17.0%
			Risk premium	9.7%–19.3% (16.7%)
	116.3	Market pricing	Private sale pricing	$0.02–$100.00 ($13.01) per share
	108.5	Market comparable companies	Enterprise value/ EBITDA multiple	7.0–19.1 (10.8)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	55.0%
			Enterprise value/ Revenue multiple	7.5
			Price to earnings ratio	9.4–10.0 (9.7)

Real estate	231.8	Discounted cash flow	Discount rate	4.5%–6.5% (5.2%)
			Exit capitalization rate	6.0%
	107.4	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of December 31, 2020, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of December 31, 2020, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2020		September 30, 2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$376.9	$376.9	$441.9	$441.9
Financial Liabilities
Debt of CLOs	2	$1,218.3	$1,243.5	$1,179.7	$1,225.0
Other debt	3	158.9	161.9	153.7	155.2
Debt
Debt of CIPs consisted of the following:

	December 31, 2020		September 30, 2020
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$1,218.3	2.49%	$1,179.7	2.85%
Other debt	158.9	2.95%	153.7	2.97%
Total	$1,377.2		$1,333.4
The debt of CLOs had floating interest rates based on LIBOR ranging from 1.62% to 8.19% at December 31, 2020, and from 1.48% to 8.19% at September 30, 2020. The other debt had fixed and floating interest rates primarily based on LIBOR ranging from 1.00% to 5.81% at both December 31, 2020 and September 30, 2020.
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	December 31, 2020	September 30, 2020
Unpaid principal balance	$1,292.5	$1,196.5
Difference between unpaid principal balance and fair value	(16.6)	(45.5)
Fair Value	$1,275.9	$1,151.0
Investments 90 days or more past due were $4.5 million and $3.9 million at December 31, 2020 and September 30, 2020.
The Company recognized $0.9 million of net gains during the three months ended December 31, 2020 related to its own economic interests in the CLOs.
The aggregate principal amount due of the debt of CLOs was $1,241.6 million and $1,235.8 million at December 31, 2020 and September 30, 2020.

Note 10 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2020
	CIPs	Minority Interests	Total	2019¹
for the three months ended December 31,
Balance at beginning of period	$397.3	$144.6	$541.9	$746.7
Net income	13.0	5.7	18.7	9.0
Net subscriptions (distributions) and other	(29.9)	—	(29.9)	165.1
Net consolidations (deconsolidations)	84.9	—	84.9	(130.4)
Balance at End of Period	$465.3	$150.3	$615.6	$790.4
______________
1Represents redeemable noncontrolling interests of CIPs.
Note 11 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)	December 31, 2020	September 30, 2020
Investments	$450.7	$439.2
Receivables	157.3	168.0
Loans receivable	14.5	42.4
Total	$622.5	$649.6
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the three months ended December 31, 2020. In April 2020, the Company authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions. The funds are subject to the decision of the funds’ trustee to wind up the funds. See Note 12 – Commitments and Contingencies for further information. The loans have a fixed interest rate of 8.0% per annum, are secured by the funds’ assets and are due upon demand. At December 31, 2020, the loans have an aggregate outstanding balance of $14.5 million, and the remaining authorization available is approximately $4.9 million.
Note 12 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, Franklin Templeton Trustee Services Private Limited (“FTTS”), a subsidiary of Franklin, announced its decision to wind up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds”), which at the time had collective assets under management of approximately USD $3.4 billion, closing the Funds to redemptions. FTTS sought to convene unitholder meetings for the Funds to approve the appointment of a liquidator, and the asset management company to the Funds, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), ceased earning investment management fees on the Funds. In May and June 2020, certain Fund unitholders and others commenced multiple writ petition actions in different courts in India against a number of respondents, including Franklin, its subsidiaries FTTS, FTAMI, and Templeton International, Inc., as sponsor of the Franklin Templeton Mutual Fund, and related individuals (collectively, the “Company Respondents”), the Securities and Exchange Board of India (“SEBI”), and other governmental entities, challenging the decisions to wind up the Funds and alleging that the Company Respondents violated various SEBI regulations, mismanaged the Funds, misrepresented or omitted certain information relating to the Funds, and/or engaged in other alleged misconduct. The petitioners seek a wide range of relief, including, among other items, an order quashing the winding up notices and blocking the unitholder votes, initiating investigations into the Company Respondents, and allowing the unitholder petitioners to redeem their investments with interest.

One of the petitioners obtained an ex parte interim injunction order staying the operation and implementation of the unitholder voting process. Following appeals to the Supreme Court of India, the petitions were transferred to the High Court of Karnataka for further consolidated proceedings.
On September 24, 2020, in the course of the hearings before the High Court of Karnataka, the Company learned that a “first information report” or “FIR” had been registered by the Economic Offenses Wing of the Chennai police department against certain of the Company Respondents in connection with a complaint made by one of the petitioners. In light of the registration of the FIR, which is the preliminary step in an investigation, the court disposed of the petition that had sought an order for such an investigation.
On October 24, 2020, the High Court of Karnataka issued its judgment, in which it upheld the decision taken by FTTS to wind up the Funds and held that there was “nothing wrong with the decision making process,” but determined that unitholder approval is required to implement the decision. Certain Company Respondents and other parties filed cross-appeals to the Supreme Court of India, and certain intervenors filed applications, challenging aspects of the High Court’s judgment. On December 3, 2020, the Supreme Court issued an interim order allowing FTTS to seek unitholder approval for winding up the six Funds, without prejudice to arguments on appeal that such approval is not required, and confirming that Fund redemptions would continue to be suspended until further order of the court. FTTS then proceeded to conduct votes for each of the six Funds, which concluded on December 29, 2020, and a substantial majority of the voting unitholders of each of the Funds voted in favor of the wind-up decision. Certain parties to the appeal have objected to the unitholder voting process and results. The cross-appeals and applications remain pending.
Separately, on May 27, 2020, SEBI initiated a forensic audit/inspection of Franklin Templeton Mutual Fund, FTAMI, and FTTS and appointed an outside auditor to conduct the review. In late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain directors, officers, and employees of FTAMI, alleging certain deficiencies and areas of non-compliance in the management of the Funds leading up to the wind-up decision. The show cause notices contain allegations relating to the differentiation between products, risk management, classification and valuation of securities, and due diligence standards, among other things, and contemplate the imposition of monetary sanctions and restrictions on FTAMI’s ability to launch new funds in India for a specified period. These proceedings are in their initial stages, and the respondents are responding to the show cause notices.
The Company strongly believes that the decision taken by FTTS to wind up the Funds was in the best interests of investors and fully pursuant to applicable SEBI regulations and that the Company has meritorious defenses to the pending legal and regulatory proceedings. The Company cannot at this time predict the eventual outcome of the matters described above or reasonably estimate the possible loss or range of loss that may arise from any negative outcome of such matters, including due to the current stage of these matters.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2020 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of December 31, 2020.
Other Commitments and Contingencies
At December 31, 2020, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2020.

Note 13 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2020
Nonvested balance at October 1, 2020	12,141	4,808	16,949	$24.30
Granted	5,538	168	5,706	20.28
Vested	(823)	(223)	(1,046)	30.61
Forfeited/canceled	(155)	(480)	(635)	35.63
Nonvested Balance at December 31, 2020	16,701	4,273	20,974	$22.55
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $406.0 million at December 31, 2020. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.
Note 14 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended December 31,
(in millions)	2020	2019
Dividend income	$2.5	$18.6
Interest income	2.6	5.4
Gains on investments, net	48.7	7.8
Income from investments in equity method investees	38.5	39.1
Rental income	7.7	7.5
Foreign currency exchange losses, net	(16.5)	(8.5)
Other, net	(6.3)	(2.0)
Investment and other income, net	$77.2	$67.9
Gains on investments, net consists primarily of realized and unrealized gains on equity securities measured at fair value.
Proceeds from the sale of available-for-sale securities were $0.6 million and $1.0 million for the three months ended December 31, 2020 and 2019.
Net gains recognized on equity securities measured at fair value and trading debt securities that were held by the Company at December 31, 2020 and 2019 were $30.4 million for the three months ended December 31, 2020, and $5.9 million for the three months ended December 31, 2019.

Note 15 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2020
Balance at October 1, 2020	$(399.6)	$(8.0)	$(407.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	93.4	(0.6)	92.8
Reclassifications to net investment and other income, net of tax	0.1	—	0.1
Total other comprehensive income (loss)	93.5	(0.6)	92.9
Balance at December 31, 2020	$(306.1)	$(8.6)	$(314.7)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Losses on Investments	Total
for the three months ended December 31, 2019
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	58.1	(0.9)	(1.9)	55.3
Reclassifications to net investment and other income, net of tax	(0.1)	—	0.2	0.1
Total other comprehensive income (loss)	58.0	(0.9)	(1.7)	55.4
Balance at December 31, 2019	$(367.4)	$(7.1)	$(1.7)	$(376.2)
Note 16 – Subsequent Event
On January 29, 2021, the Company notified the trustee that on March 15, 2021 it intends to redeem all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason at the principal amount, plus accrued and unpaid interest as of the redemption date, subject to approval by the Franklin Board of Directors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and the documents incorporated by reference herein may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and generally can be identified by words or phrases written in the future tense and/or are preceded by words such as “anticipate,” “believe,” “could,” “depends,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “seek,” “should,” “will,” or “would,” or other similar words or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements.
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q, including those discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” below.
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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2020 (“fiscal year 2020”) filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
OVERVIEW
Franklin Resources, Inc. (“Franklin”) is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Balanced Equity Management®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Darby®, Edinburgh Partners™, Fiduciary Trust™, Franklin Bissett®, Franklin Mutual Series®, K2®, LibertyShares®, Martin Currie®, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, multi-asset, alternative and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth below, the amount and mix of our AUM are subject to significant fluctuations that can negatively impact our revenues and income. The level of our revenues also depends on mutual fund sales, the number of shareholder transactions and accounts, and the fees charged for our services, which are based on contracts with our funds and our clients. These arrangements could change in the future.
As further noted in the “Risk Factors” section, the outbreak and spread of contagious diseases such as the coronavirus disease 2019 (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. Ongoing global health concerns and uncertainty regarding the impact of COVID-19 could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the extent to which COVID-19 will adversely impact our business, liquidity, capital resources, financial results and operations due to numerous developing factors that are highly uncertain and rapidly changing.
During our first fiscal quarter, the global equity markets continued to provide strong positive returns, reflecting among other things, positive news regarding COVID-19 vaccines, the U.S. presidential election and the announcement of additional economic stimulus packages. The MSCI World Index and S&P 500 Index increased 14.1% and 12.2% for the quarter. The global bond markets were also positive as the Bloomberg Barclays Global Aggregate Index increased 3.3% during the quarter.
Our total AUM at December 31, 2020 was $1,498.0 billion, 6% higher than at September 30, 2020 and 115% higher than at December 31, 2019. Simple monthly average AUM (“average AUM”) for the three months ended December 31, 2020 increased 108% from the same period in the prior fiscal year. The increase in total AUM and average AUM from the same period in the prior fiscal year is primarily due to the Legg Mason, Inc. (“Legg Mason”) acquisition.
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
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2020	2019
Operating revenues[1]	$1,995.1	$1,389.2	44%
Operating income[1]	409.1	372.9	10%
Net income attributable to Franklin Resources, Inc.	345.3	350.5	(1%)
Diluted earnings per share	$0.67	$0.70	(4%)
Operating margin[2]	20.5%	26.8%

As adjusted (non-GAAP):[3]
Adjusted operating income	$549.9	$405.5	36%
Adjusted operating margin	37.2%	42.6%

Adjusted net income	$373.4	$338.3	10%
Adjusted diluted earnings per share	$0.73	$0.67	9%
__________________
1Effective with the quarter ended September 30, 2020, the Company changed the presentation of its consolidated statements of income to include dividend and interest income and other expenses from consolidated investment products in non-operating income (expense). Amounts for the comparative prior fiscal periods were reclassified to conform to the current presentation. These reclassifications had no impact on previously reported net income attributable to Franklin Resources, Inc.
2Defined as operating income divided by total operating revenues.
3“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
Operating income increased $36.2 million for the three months ended December 31, 2020, as compared to the same period in the prior fiscal year, as a 44% increase in operating revenues was substantially offset by a 56% increase in operating expenses, which reflected higher levels of compensation and benefits expense including acquisition-related retention and other expenses and amortization of intangible assets. Net income attributable to Franklin Resources, Inc. decreased $5.2 million for the three months ended December 31, 2020 primarily due to higher taxes on income, substantially offset by the increase in operating income and higher other income, net, less the portion attributable to noncontrolling interests.
Diluted earnings per share decreased for the three months ended December 31, 2020 due to lower net income available to common stockholders, partially offset by the impact of a 1% decrease in diluted average common shares outstanding primarily resulting from repurchases of shares of our common stock during the twelve-month period ended December 31, 2020.
Adjusted operating income increased $144.4 million for the three months ended December 31, 2020 primarily due to a 59% increase in investment management fees, partially offset by an 75% increase in compensation and benefits expense. Adjusted net income increased $35.1 million primarily due to the increase in adjusted operating income partially offset by a decrease in other income, net and higher taxes on income and net income attributable to noncontrolling interests.
Adjusted diluted earnings per share increased for the three months ended December 31, 2020, consistent with the increase in adjusted net income and the impact of the decrease in diluted average common shares outstanding.

ASSETS UNDER MANAGEMENT
In the first quarter of fiscal year 2021, we revised our presentation of AUM to reflect changes in asset class of certain Legg Mason AUM as part of our post-acquisition onboarding process, including reclassifications of AUM with a total value at December 31, 2020 of $6.3 billion from Multi-Asset to Equity and $2.0 billion from Alternative to Multi-Asset.
AUM by asset class was as follows:

(in billions)	December 31, 2020	December 31, 2019	Percent Change
Fixed Income	$669.9	$243.0	176%
Equity	495.7	273.2	81%
Multi-Asset	141.1	125.6	12%
Alternative	127.1	46.1	176%
Cash Management	64.2	10.4	517%
Total	$1,498.0	$698.3	115%
AUM at December 31, 2020 increased 115% from December 31, 2019 driven by $806.5 billion from acquisitions as well as $68.1 billion from net market change, distributions and other, partially offset by $53.8 billion of long-term net outflows and $21.1 billion of cash management net outflows.
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2020	2019		2020	2019
Fixed Income	$661.7	$246.7	168%	46%	36%
Equity	455.0	267.4	70%	31%	38%
Multi-Asset	137.1	124.2	10%	9%	18%
Alternative	123.1	45.6	170%	9%	7%
Cash Management	66.9	9.9	576%	5%	1%
Total	$1,443.8	$693.8	108%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended December 31,		Percent Change
	2020	2019
Beginning AUM	$1,418.9	692.6	105%
Long-term inflows	96.1	43.0	123%
Long-term outflows	(100.6)	(55.3)	82%
Long-term net flows	(4.5)	(12.3)	(63%)
Cash management net flows	(10.2)	1.0	NM
Total net flows	(14.7)	(11.3)	30%
Net market change, distributions and other	93.8	17.0	452%
Ending AUM	$1,498.0	$698.3	115%

Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the three months ended December 31, 2020
AUM at October 1, 2020	$656.9	$438.1	$129.4	$122.1	$72.4	$1,418.9
Long-term inflows	42.0	41.5	9.3	3.3	—	96.1
Long-term outflows	(47.9)	(40.2)	(9.6)	(2.9)	—	(100.6)
Long-term net flows	(5.9)	1.3	(0.3)	0.4	—	(4.5)
Cash management net flows	—	—	—	—	(10.2)	(10.2)
Total net flows	(5.9)	1.3	(0.3)	0.4	(10.2)	(14.7)
Net market change, distributions and other	18.9	56.3	12.0	4.6	2.0	93.8
AUM at December 31, 2020	$669.9	$495.7	$141.1	$127.1	$64.2	$1,498.0

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the three months ended December 31, 2019
AUM at October 1, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6
Long-term inflows	16.7	17.4	6.9	2.0	—	43.0
Long-term outflows	(25.4)	(20.9)	(7.7)	(1.3)	—	(55.3)
Long-term net flows	(8.7)	(3.5)	(0.8)	0.7	—	(12.3)
Cash management net flows	—	—	—	—	1.0	1.0
Total net flows	(8.7)	(3.5)	(0.8)	0.7	1.0	(11.3)
Net market change, distributions and other	1.1	12.8	2.8	0.4	(0.1)	17.0
AUM at December 31, 2019	$243.0	$273.2	$125.6	$46.1	$10.4	$698.3
AUM increased $79.1 billion or 6% during the three months ended December 31, 2020 due to $93.8 billion of net market change, distributions and other, partially offset by $10.2 billion of cash management net outflows and $4.5 billion of long-term net outflows. Net market change, distributions and other consists of $101.1 billion of market appreciation and an $8.2 billion increase from foreign exchange revaluation, partially offset by $15.5 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and fixed income asset classes, and reflected positive returns in global equity and fixed income markets as evidenced by increases of 14.1% in the MSCI World Index, 12.2% in the S&P 500 Index and 3.3% in the Bloomberg Barclays Global Aggregate Index. Long-term inflows increased 123% to $96.1 billion, as compared to the prior-year period, and long-term outflows increased 82% to $100.6 billion due to higher inflows and outflows in all asset classes. Long-term net outflows included outflows of $10.9 billion from six institutional products, $3.5 billion from two fixed income funds and $1.4 billion from a multi-asset fund, partially offset by inflows of $3.9 billion in an institutional separate account, $3.6 billion in two fixed income funds and $2.4 billion in two equity funds. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 12% of total AUM as of December 31, 2020, and was primarily due to weakening of the U.S. dollar against the Australian dollar, Pound Sterling, Euro and Canadian dollar.
AUM increased $5.7 billion during the three months ended December 31, 2019 primarily due to $17.0 billion of net market change, distributions and other, partially offset by $12.3 billion of long-term net outflows. Net market change, distributions and other consists of $27.4 billion of market appreciation and a $2.2 billion increase from foreign exchange revaluation, partially offset by $12.6 billion of long-term distributions. The market appreciation occurred in all asset classes, primarily in the equity and multi-asset asset classes, and reflected positive returns in global equity markets as evidenced by increases of 9.1% and 8.7% in the S&P 500 Index and MSCI World Index. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Pound Sterling, Euro, Canadian dollar and Australian dollar. Long-term net outflows included outflows of $6.0 billion from four fixed income funds, $1.3 billion from an equity fund and $0.8 billion from an institutional separate account.

AUM by sales region was as follows:

(in billions)	December 31, 2020	December 31, 2019	Percent Change
United States	$1,088.5	$481.0	126%
International
Asia-Pacific	175.3	89.3	96%
Europe, Middle East and Africa	152.8	91.4	67%
Latin America[1]	55.6	13.5	312%
Canada	25.8	23.1	12%
Total international	409.5	217.3	88%
Total	$1,498.0	$698.3	115%
__________________
1Includes North America-based advisers serving non-resident clients.
Average AUM by sales region was as follows:

	Three Months Ended December 31,		Percent Change
(in billions)	2020	2019
United States	$1,046.2	$478.1	119%
International
Asia-Pacific	170.3	89.3	91%
Europe, Middle East and Africa	145.6	89.3	63%
Latin America[1]	56.5	13.5	319%
Canada	25.2	23.6	7%
Total international	397.6	215.7	84%
Total	$1,443.8	$693.8	108%
__________________
1Includes North America-based advisers serving non-resident clients.
The percentage of average AUM in the United States sales region was 72% and 69% for the three months ended December 31, 2020 and 2019.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and of our strategy composites against benchmarks. In the first quarter of fiscal year 2021, we expanded our investment performance disclosures to include additional non-U.S. domiciled mutual funds and exchange-traded funds, and broadened our presentation of strategy composites versus benchmarks to capture 68% of total AUM. Higher long-term relative performance of our mutual fund AUM during the first quarter of fiscal year 2021 resulted in a significant increase from September 30, 2020 to the peer group comparison for the five-year period. Approximately half of our mutual fund AUM exceeded the peer group median comparisons for all periods presented. Our composites generated strong long-term results with at least 61% of AUM exceeding the benchmark comparisons for all periods presented, primarily driven by the performance of our fixed income products which had at least 79% of AUM exceeding the benchmark comparisons.

The performance of our mutual fund products against peer group medians and of our composites against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Composite AUM Exceeding Benchmark
as of December 31, 2020	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	61%	56%	55%	60%	79%	80%	86%	92%
Equity	41%	48%	66%	47%	34%	39%	39%	48%
Total AUM[3]	45%	46%	66%	59%	61%	66%	68%	75%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 41%, 40%, 40% and 38% of our total AUM as of December 31, 2020.
2Composites performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 68%, 68%, 67% and 64% of our total AUM as of December 31, 2020.
3Total mutual fund AUM includes performance of our multi-asset and alternative AUM, and total composite AUM includes performance of our alternative AUM. Multi-asset and alternative AUM represent 9% and 8% of our total AUM at December 31, 2020.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of January 13, 2021, and are subject to revision. While we remain focused on achieving strong long-term performance, our future peer group and benchmarking rankings may vary from our past performance.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2020	2019
Investment management fees	$1,540.4	$979.7	57%
Sales and distribution fees	396.9	351.5	13%
Shareholder servicing fees	49.4	50.0	(1%)
Other	8.4	8.0	5%
Total Operating Revenues	$1,995.1	$1,389.2	44%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $560.7 million for the three months ended December 31, 2020 primarily due to $664.0 million of revenue earned by Legg Mason during the current quarter, partially offset by a 7% decrease in average AUM, lower effective investment management fee rate and lower performance fees. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, and across all sales regions except Europe, Middle East and Africa.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 41.2 basis points for the three months ended December 31, 2020, from 55.2 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to the Legg Mason acquisition, as Legg Mason generally has a lower effective fee rate due to a higher mix of institutional and fixed income AUM. The fee rate decrease is also due to higher weighting of AUM in lower-fee products and a shift from higher-fee products in the Europe, Middle East and Africa sales region to lower-fee products in the U.S. sales regions for the fixed income asset class.

Performance-based investment management fees were $41.8 million and $17.4 million for the three months ended December 31, 2020 and 2019. The increase was primarily due to $35.3 million of performance fees earned by Legg Mason during the current quarter, partially offset by lower performance fees earned from separate accounts and a private debt fund.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2020	2019
Asset-based fees	$317.0	$287.8	10%
Sales-based fees	73.6	59.8	23%
Contingent sales charges	6.3	3.9	62%
Sales and Distribution Fees	$396.9	$351.5	13%
Asset-based distribution fees increased $29.2 million for the three months ended December 31, 2020 primarily due to $53.9 million of fees earned by Legg Mason, partially offset by decreases of $14.7 million from a 5% decrease in the related average AUM, and $8.9 million from a higher mix of lower-fee U.S. assets.
Sales-based fees increased $13.8 million for the three months ended December 31, 2020 primarily due to $15.7 million of fees earned by Legg Mason, partially offset by a $2.7 million decrease from lower total commissionable sales.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares. Contingent sales charges increased $2.4 million due to higher redemptions.
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
Shareholder servicing fees decreased by $0.6 million for the three months ended December 31, 2020 primarily due to lower levels of transactions and AUM, substantially offset by revenue earned by Legg Mason.

Other
Other revenue increased $0.4 million for the three months ended December 31, 2020 primarily due to higher miscellaneous fee revenues.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2020	2019
Compensation and benefits	$725.5	$389.4	86%
Sales, distribution and marketing	506.5	443.9	14%
Information systems and technology	116.5	62.5	86%
Occupancy	55.7	34.5	61%
Amortization of intangible assets	58.2	4.8	NM
General, administrative and other	123.6	81.2	52%
Total Operating Expenses	$1,586.0	$1,016.3	56%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2020	2019
Salaries, wages and benefits	$357.7	$240.7	49%
Variable compensation	316.9	127.4	149%
Acquisition-related retention	43.5	21.3	104%
Special termination benefits	7.4	—	NM
Compensation and Benefits Expenses	$725.5	$389.4	86%
Salaries, wages and benefits increased $117.0 million for the three months ended December 31, 2020 primarily due to $128.7 million of salaries, wages and benefits of Legg Mason.
Variable compensation increased $189.5 million for the three months ended December 31, 2020 primarily due to $202.5 million of variable compensation of Legg Mason, including $16.0 million of acquisition-related pass through performance fees and $14.1 million of expenses related to deferred compensation plans and seed investments.
Acquisition-related retention expenses increased $22.2 million for the three months ended December 31, 2020 primarily related to the acquisition of Legg Mason.
Special termination benefits relate to workforce optimization initiatives related to the acquisition of Legg Mason.
We expect to incur additional acquisition-related retention expenses of approximately $110 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $130 million in the fiscal year ending September 30, 2022 and decreasing over the following two fiscal years by approximately $15 million and $25 million. At December 31, 2020, our global workforce had increased to approximately 11,400 employees from approximately 9,600 at December 31, 2019.
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2020	2019
Asset-based expenses	$414.3	$360.8	15%
Sales-based expenses	73.2	62.8	17%
Amortization of deferred sales commissions	19.0	20.3	(6%)
Sales, Distribution and Marketing	$506.5	$443.9	14%
Asset-based expenses increased $53.5 million for the three months ended December 31, 2020 primarily due to $88.2 million of expenses incurred by Legg Mason, partially offset by decreases of $18.0 million from a 6% decrease in the related average AUM and $13.9 million from a higher mix of lower-fee U.S. assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $10.4 million for the three months ended December 31, 2020 primarily due to $14.6 million of expenses incurred by Legg Mason, partially offset by $2.6 million decrease from lower sales of U.S. Class C shares, which do not generate sales fee revenues, and $2.4 million decrease from lower total commissionable sales.
Amortization of deferred sales commissions decreased $1.3 million for the three months ended December 31, 2020 primarily due to lower expenses resulting from decreased sales of shares sold without a front-end sales charge.
Information Systems and Technology
Information systems and technology expenses increased $54.0 million for the three months ended December 31, 2020 primarily due to $54.1 million of expenses of Legg Mason.
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $21.2 million for the three months ended December 31, 2020 primarily due to $24.2 million of expenses of Legg Mason, partially offset by a decrease of $3.0 million from lower levels of rent expense and other building related costs.
Amortization of intangible assets
Amortization of intangible assets increased $53.4 million for the three months ended December 31, 2020 primarily related to the intangible assets recognized as part of the acquisition of Legg Mason.

General, Administrative and Other
General, administrative and other operating expenses primarily consist of professional fees, fund-related service fees payable to external parties, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $42.4 million for the three months ended December 31, 2020, primarily due to $35.8 million of expenses of Legg Mason and $10.9 million of acquisition-related expenses, partially offset by decreases of $10.0 million in travel and entertainment expenses and $4.1 million in advertising and promotion expenses, both primarily due to lower activity levels.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2020	2019
Investment and other income, net	$77.2	$67.9	14%
Interest expense	(29.7)	(6.1)	387%
Investment and other income of consolidated investment products, net	91.1	$15.2	499%
Expenses of consolidated investment products	(10.4)	$(4.3)	142%
Other Income, Net	$128.2	$72.7	76%
In the quarter ended September 30, 2020, the Company changed the presentation of its consolidated statements of income to include dividend and interest income and other expenses from consolidated investment products (“CIPs”) in other income, net. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current presentation. See Note 1 - Basis of Presentation in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.
Investment and other income, net consists primarily of gains (losses) on investments held by the Company, income (losses) from equity method investees, foreign currency exchange gains (losses), rental income from excess owned space in our San Mateo, California corporate headquarters and other office buildings which we lease to third parties, and dividend and interest income.
Investment and other income, net increased $9.3 million for the three months ended December 31, 2020, primarily due to an increase in gains on investments held by the Company, which was substantially offset by a decrease in dividend income, an increase in losses on various contracts to hedge against changes in the value of certain investments, and an increase in net foreign currency exchange losses. Investments held by the Company generated $48.7 million in net gains as compared to $7.8 million in net gains in the prior year, primarily from various nonconsolidated funds, separate accounts and assets invested for Legg Mason deferred compensation plans. Dividend income decreased $16.1 million primarily due to lower yields on money market funds. Futures contracts to hedge against changes in the value of certain investments generated $10.0 million of losses for the three months ended December 31, 2020 as compared to $2.3 million of losses in the prior year. Net foreign currency exchange losses increased to $16.5 million for the three months ended December 31, 2020 from $8.5 million in the prior year, primarily due to the impact of the weakening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.
Interest expense increased $23.6 million, primarily due to interest expense recognized on debt of Legg Mason and the 1.600% senior unsecured unsubordinated notes issued in October 2020.
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
Investment and other income of consolidated investment products, net, increased $75.9 million, primarily due to a $69.2 million increase in net gains on investments held by CIPs, largely related to holdings of various alternative funds.
Expenses of consolidated investments products increased $6.1 million, primarily due to higher expenses incurred by an alternative fund for the purchase of its portfolio assets.

Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at December 31, 2020, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,975.5	$—	$—	$—	$—	$3,975.5
Investments
Fixed Income	—	223.5	85.9	43.3	301.6	654.3
Equity	—	222.4	374.1	39.1	111.2	746.8
Multi-Asset	—	75.8	42.7	—	76.2	194.7
Alternative	—	24.5	197.0	20.4	438.8	680.7
Total investments	—	546.2	699.7	102.8	927.8	2,276.5
Total Cash and Cash Equivalents and Investments	$3,975.5	$546.2	$699.7	$102.8	$927.8	$6,252.0

______________
1See Note 1 – Significant Accounting Policies and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2020 for information on investment accounting classifications.
TAXES ON INCOME
Our effective income tax rate was 26.5% and 21.9% for the three months ended December 31, 2020 and 2019. The rate increase was primarily due to an increase in forecasted earnings in higher tax jurisdictions and the prior year tax benefit from the statutory rate reduction enacted in India in December 2019, which also resulted in a tax benefit from the revaluation of net deferred tax liabilities.
During the quarter ended December 31, 2020, we reversed gross unrecognized tax benefits of $24.2 million related to the completion of the tax authorities’ examination of Legg Mason’s fiscal year 2018. The reversal of the tax benefits did not impact the effective income tax rate as the benefits were offset by a valuation allowance related to tax attribute carryforwards.
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
Adjusted Operating Income
We define adjusted operating income as operating income adjusted to exclude the following:
•Elimination of operating revenues upon consolidation of investment products.
•Acquisition-related retention compensation.
•Impact on compensation and benefits expense from gains and losses on investments related to Legg Mason deferred compensation plans and seed investments, which is offset in investment and other income (expense), net.
•Other acquisition-related expenses including professional fees and fair value adjustments related to contingent consideration liabilities.
•Amortization and impairment of intangible assets and goodwill.
•Special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason on July 31, 2020.
Adjusted Operating Margin
We calculate adjusted operating margin as adjusted operating income divided by adjusted operating revenues. We define adjusted operating revenues as operating revenues adjusted to exclude the following:
•Acquisition-related performance-based investment management fees which are passed through as compensation and benefits expense.
•Sales and distribution fees and a portion of investment management fees allocated to cover sales, distribution and marketing expenses paid to the financial advisers and other intermediaries who sell our funds on our behalf.
•Elimination of operating revenues upon consolidation of investment products.

Adjusted Net Income
We define adjusted net income as net income attributable to Franklin Resources, Inc. adjusted to exclude the following:
•Activities of CIPs, including investment and other income (losses), net, and income (loss) attributable to noncontrolling interests, net of revenues eliminated upon consolidation of investment products.
•Acquisition-related retention compensation.
•Other acquisition-related expenses including professional fees and fair value adjustments related to the market-based component of retention awards.
•Amortization and impairment of intangible assets.
•Special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason on July 31, 2020.
•Net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense.
•Unrealized investment gains and losses included in investment and other income (losses), net, other than those that are offset by compensation and benefits expense.
•Interest expense for amortization of Legg Mason debt premium from acquisition-date fair value adjustment.

•Net income tax expense of the above adjustments based on the respective blended rates applicable to the adjustments.
Adjusted Diluted Earnings Per Share
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per-share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of consolidated products are not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, amortization of intangible assets and interest expense for amortization of the Legg Mason debt premium to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net and net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.
The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended December 31,
	2020	2019
Operating income	$409.1	$372.9
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	5.7	6.7
Acquisition-related retention	43.5	21.3
Compensation and benefits expense from gains on deferred compensation and seed investments, net	14.1	—
Other acquisition-related expenses (gain)	11.9	(0.2)
Amortization of intangible assets	58.2	4.8
Special termination benefits	7.4	—
Adjusted operating income	$549.9	$405.5

Total operating revenues	$1,995.1	$1,389.2
Add (subtract):
Acquisition-related pass through performance fees	(16.0)	—
Sales and distribution fees	(396.9)	(351.5)
Allocation of investment management fees for sales, distribution and marketing expenses	(109.6)	(92.4)
Elimination of operating revenues upon consolidated of investment products[1]	5.7	6.7
Adjusted operating revenues	$1,478.3	$952.0

Operating margin	20.5%	26.8%
Adjusted operating margin	37.2%	42.6%

(in millions, except per share data)	Three Months Ended December 31,
	2020	2019
Net income attributable to Franklin Resources, Inc.	$345.3	$350.5
Add (subtract):
Net loss of consolidated investment products[1]	21.2	4.6
Acquisition-related retention	43.5	21.3
Other acquisition-related expenses (gain)	10.1	(0.2)
Amortization of intangible assets	58.2	4.8
Special termination benefits	7.4	—
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(1.2)	—
Unrealized investment gains included in investment and other income, net	(95.9)	(36.4)
Interest expense for amortization of debt premium	(6.0)	—
Net income tax expense of adjustments	(9.2)	(6.3)
Adjusted net income	$373.4	$338.3

Diluted earnings per share	$0.67	$0.70
Adjusted diluted earnings per share	0.73	0.67
__________________
1    The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended December 31,
	2020	2019
Elimination of operating revenues upon consolidation	$(5.7)	$(6.7)
Other income (expenses), net	20.3	(0.2)
Less: income (loss) attributable to noncontrolling interests	35.8	(2.3)
Net loss	$(21.2)	$(4.6)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2020	2019
Operating cash flows	$290.0	$31.7
Investing cash flows	(521.8)	(29.6)
Financing cash flows	666.1	(9.3)
Net cash provided by operating activities increased during the three months ended December 31, 2020 primarily due to lower net purchases of investments by CIPs and higher taxes payable. Net cash used in investing activities increased during the three months ended December 31, 2020, primarily due to net purchases of investments by CLOs. Net cash provided by financing activities, as compared to net cash used in the prior year, primarily resulted from proceeds from issuance of debt, partially offset by lower net subscriptions in CIPs by noncontrolling interests.
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

Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2020	September 30, 2020
Assets
Cash and cash equivalents	$3,975.5	$3,026.8
Receivables	1,136.0	1,114.8
Investments	1,120.3	982.2
Total Liquid Assets	$6,231.8	$5,123.8

Liability
Debt	$3,753.1	$3,017.1
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2020 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,717.0 million and $3,290.9 million at December 31, 2020 and September 30, 2020, including $322.7 million and $316.6 million that were restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted commercial paper private placement program.
On October 19, 2020, we completed the offering and sale of the 1.600% senior unsecured unsubordinated notes due 2030 with a principal amount of $750.0 million. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At December 31, 2020, $699.6 million of the notes were outstanding with an aggregate principal amount due of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025. At December 31, 2020, $1,448.0 million of the notes were outstanding with an aggregate principal amount of $1,450.0 million.
At December 31, 2020, Legg Mason’s outstanding senior unsecured unsubordinated notes and junior unsecured subordinated notes had an aggregate principal amount due of $2,000.0 million. The notes have fixed interest rates from 3.950% to 6.375% with interest payable semi-annually for senior notes and quarterly for junior notes, and have an aggregate carrying value, inclusive of unamortized premium, of $2,313.7 million at December 31, 2020.
The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The junior notes due March 2056 and September 2056 may only be redeemed in whole on or after March 15, 2021 and September 15, 2021, respectively. The indentures governing the notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures also include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at December 31, 2020.

On January 29, 2021, we notified the trustee that on March 15, 2021 we intend to redeem all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason at the principal amount, plus accrued and unpaid interest as of the redemption date, subject to approval by the Franklin Board of Directors.
At December 31, 2020, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We declare dividends on a quarterly basis. We declared regular dividends of $0.28 per share and $0.27 per share during the three months ended December 31, 2020 and 2019. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. We repurchased 2.1 million shares of our common stock at a cost of $45.6 million during the three months ended December 31, 2020, and 4.6 million shares at a cost of $123.6 million in the prior-year period. At December 31, 2020, 36.1 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
We invested $29.1 million, and $8.9 million, net of redemptions, into our sponsored products during the three months ended December 31, 2020 and 2019.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Current increased liquidity risks and redemptions in these funds have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. In April 2020, we authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and that are subject to the decision of the funds’ trustee to wind up the funds. See Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information. The loans have a fixed interest rate of 8.0% per annum, are secured by the funds’ assets and are due upon demand. At December 31, 2020, the loans have an aggregate outstanding balance of $14.5 million, and the remaining authorization available is approximately $4.9 million. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2020 or during fiscal year 2020.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
On October 19, 2020, we completed the offering and sale of $750.0 million aggregate principal amount of 1.600% senior notes due October 2030. Interest of $12 million per year is payable semi-annually on April 30 and October 30 of each year, beginning on April 30, 2021. At December 31, 2020, there were no other material changes in our contractual obligations, commitments and federal transition tax liability as reported in our Form 10‑K for fiscal year 2020.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2020.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2020, we were the primary beneficiary of 47 investment product VIEs.
Goodwill and Other Intangible Assets
Subsequent to the annual impairment tests performed as of August 1, 2020, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2020, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of December 31, 2020, Level 3 assets represented 26% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were no transfers into and insignificant transfers out of Level 3 during the three months ended December 31, 2020.
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
The outbreak and spread of contagious diseases such as COVID-19, a highly transmissible and pathogenic disease, has adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic has resulted and will likely continue to result in a widespread national and global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. The COVID-19 pandemic has already adversely affected and will likely continue to adversely affect global economies and markets, and has resulted in a global economic downturn and disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global health concerns and uncertainty regarding the impact of COVID-19 could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations.
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
Our business operations are complex and conducted in numerous countries around the globe, and in order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic, which, among other matters, is dependent on the health and safety of our personnel, the ability of our personnel to work remotely successfully, and our ability to have our personnel return to work at our offices safely and effectively in compliance with applicable requirements. We have implemented our business continuity plans globally to manage our business during this pandemic, including broad and extended work-from-home capabilities for our personnel where feasible and, as governmental shelter-in-place or activity restrictions may allow in various jurisdictions based on applicable conditions, we have implemented or may implement measures for the return of a portion of our personnel to certain of our offices. We can provide no assurance that our efforts and planning for either environment will be sufficient to protect the health and safety of our personnel and maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have had, and as conditions change may again have or continue to have, movement restrictions on our personnel and third-party vendors and service providers that may impact our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. Further, we, like many others during this time, have been subject to an increase in phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this pandemic are not effective or successful, we will be at increased risk for cybersecurity or data privacy incidents.
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
The asset management industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services and the consolidation of financial services firms through mergers and acquisitions. Further, the capital and credit markets have and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global financial market conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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
The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may introduce a number of risks for our business, our clients and the financial services industry more widely. These include financial risks arising from potential changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation risks. The FCA in the U.K., which regulates LIBOR, has announced that it will no longer compel panel banks to submit rates for LIBOR after 2021. The publication of LIBOR is therefore not guaranteed beyond 2021, and it appears highly likely that LIBOR will be discontinued or modified by the end of 2021. At this time, no consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR. The selection of SOFR as the alternative reference rate, however, currently presents certain market concerns because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR. Accordingly, the withdrawal and replacement of LIBOR may pose financial risks and uncertainties to our business. We also may face operational challenges adopting successor benchmarks.
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
On July 31, 2020, we completed our acquisition of Legg Mason, Inc. pursuant to the terms and conditions of an agreement and plan of merger, and Legg Mason became a wholly-owned subsidiary of Franklin. Important ongoing integration-related risks related to our completed acquisition of Legg Mason include the risks that the anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and that the integration may cost more than expected. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The ongoing integration of Legg Mason is a time-consuming and expensive process that, without adequate planning and effective and timely implementation, could significantly disrupt our business. Our failure to meet the challenges involved in successfully integrating the operations of Legg Mason or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business and operations as noted above.
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
We sell our products and offer our strategies and investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to operate our business consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may vary widely and they may be inconsistent or less developed or mature than other more internationally focused distributors. Growth of our international operations has involved and may continue to involve near-term increases in expenses, as well as additional capital costs, such as information systems and technology costs, and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs also may place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain challenges as we expand our operations internationally.
Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or authorize products or maintain their authorizations in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. Certain laws and regulations both inside and outside the U.S. have extraterritorial application. This may lead to duplicative or conflicting legal or regulatory burdens and additional costs and risks. For example, with respect to Brexit, although the U.K. formally left the EU in January 2020, and the transition period ended on December 31, 2020, dialogue between the U.K and the EU concerning equivalency recognition for financial services is ongoing such that we are continuing to monitor the ultimate impact on us.
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
While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Europe, Middle East and Africa, Asia-Pacific, Latin America and Canada. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and may in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, also may have a lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.
COMPETITION AND DISTRIBUTION RISKS
We may review and pursue strategic transactions that could pose risks to our business.
As part of our business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges. Acquisitions, including our recent acquisition of Legg Mason, and related transactions pose the risk that any business we acquire may result in the loss of clients, customers or personnel or could underperform relative to expectations. We also may not realize the anticipated benefits of an acquisition, including with respect to revenue, tax benefits, financial benefits or returns, and expense and other synergies. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Entries into material transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated. Future transactions also may further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.

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
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis, including in connection with our recent Legg Mason acquisition. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
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
LEGAL AND REGULATORY RISKS
For a more extensive discussion of certain laws, regulations (including certain pending regulatory reforms) and regulators to which we are subject, as well as certain defined terms referenced below, see “Item 1 – Business – Regulation” in Part I of our Form 10-K for fiscal year 2020.
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
We operate in a highly regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Even if claims made against us are without merit, responding to such matters typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders, including as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and standard form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements could adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see the “Legal Proceedings” section in Note 12 - Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2020, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2020.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10‑K for the fiscal year ended September 30, 2020 filed with the SEC includes a discussion of the risk factors identified by us, which are also described under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10‑K for fiscal year 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2020.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	243,502	$18.91	243,502	37,970,622
November 2020	865,734	20.67	865,734	37,104,888
December 2020	984,546	23.47	984,546	36,120,342
Total	2,093,782		2,093,782
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	February 2, 2021	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	February 2, 2021	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer