Form 10-Q
period 2021-03-31
FRANKLIN RESOURCES INC
filed 2021-05-04
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 27, 2021: 504,322,686.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2021	2020	2021	2020
Operating Revenues
Investment management fees	$1,598.4	$908.2	$3,138.8	$1,887.9
Sales and distribution fees	413.6	341.7	810.5	693.2
Shareholder servicing fees	55.7	54.8	105.1	104.8
Other	8.8	6.5	17.2	14.5
Total operating revenues	2,076.5	1,311.2	4,071.6	2,700.4
Operating Expenses
Compensation and benefits	732.3	365.7	1,457.8	755.1
Sales, distribution and marketing	541.8	423.9	1,048.3	867.8
Information systems and technology	117.5	61.8	234.0	124.3
Occupancy	53.8	34.4	109.5	68.9
Amortization of intangible assets	57.9	4.4	116.1	9.2
General, administrative and other	116.9	81.1	240.5	162.3
Total operating expenses	1,620.2	971.3	3,206.2	1,987.6
Operating Income	456.3	339.9	865.4	712.8
Other Income (Expenses)
Investment and other income (losses), net	67.1	(181.0)	144.3	(113.1)
Interest expense	(15.9)	(3.7)	(45.6)	(9.8)
Investment and other income (losses) of consolidated investment products, net	111.2	(40.9)	202.3	(25.7)
Expenses of consolidated investment products	(5.2)	(11.4)	(15.6)	(15.7)
Other income (expenses), net	157.2	(237.0)	285.4	(164.3)
Income before taxes	613.5	102.9	1,150.8	548.5
Taxes on income	128.1	44.1	270.6	141.6
Net income	485.4	58.8	880.2	406.9
Less: net income (loss) attributable to
Redeemable noncontrolling interests	12.0	(28.5)	30.7	(19.5)
Nonredeemable noncontrolling interests	91.6	8.2	122.4	(3.2)
Net Income Attributable to Franklin Resources, Inc.	$381.8	$79.1	$727.1	$429.6

Earnings per Share
Basic	$0.74	$0.16	$1.42	$0.86
Diluted	0.74	0.16	1.42	0.86

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Income	$485.4	$58.8	$880.2	$406.9
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(34.8)	(102.5)	58.7	(44.5)
Net unrealized gains (losses) on defined benefit plans, net of tax	1.0	0.7	0.4	(0.2)
Net unrealized gains on investments, net of tax	—	1.9	—	0.2
Total other comprehensive income (loss)	(33.8)	(99.9)	59.1	(44.5)
Total comprehensive income (loss)	451.6	(41.1)	939.3	362.4
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	12.0	(28.5)	30.7	(19.5)
Nonredeemable noncontrolling interests	91.6	8.2	122.4	(3.2)
Comprehensive Income (Loss) Attributable to Franklin Resources, Inc.	$348.0	$(20.8)	$786.2	$385.1

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2021	September 30, 2020
Assets
Cash and cash equivalents	$3,740.2	$3,026.8
Receivables	1,294.9	1,200.6
Investments (including $554.3 and $504.8 at fair value at March 31, 2021 and September 30, 2020)	1,433.9	1,270.5
Assets of consolidated investment products
Cash and cash equivalents	624.5	930.7
Investments, at fair value	3,907.7	2,709.2
Property and equipment, net	768.0	813.8
Goodwill	4,516.4	4,500.8
Intangible assets, net	4,809.8	4,914.2
Operating lease right-of-use assets	498.0	534.8
Other	276.4	319.5
Total Assets	$21,869.8	$20,220.9

Liabilities
Compensation and benefits	$1,054.1	$1,064.0
Accounts payable and accrued expenses	443.2	426.9
Commissions	279.3	268.0
Income taxes	664.4	703.3
Debt	3,486.5	3,017.1
Liabilities of consolidated investment products
Accounts payable and accrued expenses	316.6	510.1
Debt	1,759.5	1,333.4
Deferred taxes	289.8	305.3
Operating lease liabilities	571.8	621.0
Other	507.6	456.1
Total liabilities	9,372.8	8,705.2
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests	815.7	541.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 504,341,424 and 495,116,677 shares issued and outstanding at March 31, 2021 and September 30, 2020	50.4	49.5
Retained earnings	10,861.5	10,472.6
Accumulated other comprehensive loss	(348.5)	(407.6)
Total Franklin Resources, Inc. stockholders’ equity	10,563.4	10,114.5
Nonredeemable noncontrolling interests	1,117.9	859.3
Total stockholders’ equity	11,681.3	10,973.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$21,869.8	$20,220.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2021	Shares	Amount
Balance at October 1, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$859.3	$10,973.8
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				345.3		345.3	30.8	376.1
Other comprehensive income					92.9	92.9		92.9
Dividends declared on common stock ($0.28 per share)				(144.0)		(144.0)		(144.0)
Repurchase of common stock	(2.1)	(0.2)	(39.9)	(5.5)		(45.6)		(45.6)
Issuance of common stock	12.5	1.2	32.5			33.7		33.7
Stock-based compensation			7.4			7.4		7.4
Net subscriptions and other							129.6	129.6
Balance at December 31, 2020	505.5	$50.5	$—	$10,665.1	$(314.7)	$10,400.9	$1,019.7	$11,420.6
Net income				381.8		381.8	91.6	473.4
Other comprehensive loss					(33.8)	(33.8)		(33.8)
Dividends declared on common stock ($0.28 per share)				(143.7)		(143.7)		(143.7)
Repurchase of common stock	(1.7)	(0.2)	(56.2)	10.6		(45.8)		(45.8)
Issuance of common stock	0.5	0.1	14.1			14.2		14.2
Stock-based compensation			42.1			42.1		42.1
Net subscriptions and other							38.2	38.2
Deconsolidation of investment products							(31.6)	(31.6)
Adjustment to fair value of redeemable noncontrolling interests				(52.3)		(52.3)		(52.3)
Balance at March 31, 2021	504.3	$50.4	$—	$10,861.5	$(348.5)	$10,563.4	$1,117.9	$11,681.3

See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2020	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$717.7	$10,624.2
Net income (loss)				350.5		350.5	(11.4)	339.1
Other comprehensive income					55.4	55.4		55.4
Dividends declared on common stock ($0.27 per share)				(135.3)		(135.3)		(135.3)
Repurchase of common stock	(4.6)	(0.4)	(27.8)	(95.4)		(123.6)		(123.6)
Issuance of common stock	2.9	0.3	28.7			29.0		29.0
Stock-based compensation			(0.9)			(0.9)		(0.9)
Net subscriptions and other							28.2	28.2
Deconsolidation of investment product							(0.7)	(0.7)
Acquisition							19.0	19.0
Balance at December 31, 2019	497.6	$49.8	$—	$10,408.0	$(376.2)	$10,081.6	$752.8	$10,834.4
Net income				79.1		79.1	8.2	87.3
Other comprehensive loss					(99.9)	(99.9)		(99.9)
Dividends declared on common stock ($0.27 per share)				(134.6)		(134.6)		(134.6)
Repurchase of common stock	(2.9)	(0.4)	(41.7)	(22.5)		(64.6)		(64.6)
Issuance of common stock	0.6	0.1	15.9			16.0		16.0
Stock-based compensation			25.8			25.8		25.8
Net subscriptions and other							89.7	89.7
Deconsolidation of investment product							(0.6)	(0.6)
Balance at March 31, 2020	495.3	$49.5	$—	$10,330.0	$(476.1)	$9,903.4	$850.1	$10,753.5
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2021	2020

Net Income	$880.2	$406.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	86.2	57.8
Amortization of deferred sales commissions	38.4	41.5
Depreciation and other amortization	44.8	41.0
Amortization of intangible assets	116.1	9.2
Losses (income) from investments in equity method investees	(84.4)	120.3
Net (gains) losses on investments of consolidated investment products	(140.5)	67.7
Net purchase of investments by consolidated investment products	(287.5)	(359.9)
Deferred income taxes	(16.0)	8.6
Other	(41.9)	(2.6)
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(115.5)	4.1
Decrease (increase) in investments, net	(2.8)	50.4
Decrease in accrued compensation and benefits	(12.5)	(161.1)
Increase (decrease) in commissions payable	11.3	(26.7)
Decrease in income taxes payable	(38.9)	(127.0)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	45.6	(12.9)
Increase in accounts payable and accrued expenses of consolidated investment products	22.8	23.7
Net cash provided by operating activities	505.4	141.0
Purchase of investments	(365.1)	(243.3)
Liquidation of investments	207.8	193.0
Purchase of investments by consolidated collateralized loan obligations	(881.4)	(80.5)
Liquidation of investments by consolidated collateralized loan obligations	251.6	16.9
Decrease in loans receivable, net	42.7	—
Additions of property and equipment, net	(20.8)	(73.5)
Acquisitions, net of cash acquired	—	(19.8)
Payments of contingent consideration asset	10.6	—
Net (deconsolidation) consolidation of investment products	(18.4)	213.3
Net cash (used in) provided by investing activities	(773.0)	6.1

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2021	2020

Issuance of common stock	$11.0	$12.1
Dividends paid on common stock	(276.8)	(265.2)
Repurchase of common stock	(90.4)	(187.4)
Proceeds from issuance of debt	748.3	—
Payment of debt issuance costs	(6.7)	—
Payment on debt	(250.0)	—
Proceeds from loan	—	0.2
Payments on loan	—	(0.2)
Proceeds from debt of consolidated investment products	464.1	69.9
Payment on debt of consolidated investment products	(184.9)	—
Noncontrolling interests	245.3	306.5
Net cash provided by (used in) financing activities	659.9	(64.1)
Effect of exchange rate changes on cash and cash equivalents	14.9	(4.8)
Increase in cash and cash equivalents	407.2	78.2
Cash and cash equivalents, beginning of period	3,957.5	5,957.6
Cash and Cash Equivalents, End of Period	$4,364.7	$6,035.8

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$319.2	$258.2
Cash paid for interest	62.8	10.6
Cash paid for interest by consolidated investment products	10.4	1.1

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2020 (“fiscal year 2020”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2021.
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
The following table presents the effects of the change in the presentation of operating revenues, operating expenses and other income, net, to the Company’s previously reported consolidated statements of income:

	Three Months Ended March 31, 2020
(in millions)	As Reported	Adjustments	As Amended
Operating revenues
Other	$33.6	$(27.1)	$6.5

Operating Expenses
General, administrative, and other[1]	$96.4	$(10.9)	$85.5

Other Income (Expenses)
Investment and other income (losses), net	$(249.0)	$68.0	$(181.0)
Interest expense	(4.2)	0.5	(3.7)
Investment and other income (losses) of consolidated investment products, net	—	(40.9)	(40.9)
Expenses of consolidated investment products	—	(11.4)	(11.4)
Other income (expenses), net	$(253.2)	$16.2	$(237.0)

	Six Months Ended March 31, 2020
(in millions)	As Reported	Adjustments	As Amended
Operating revenues
Other	$65.1	$(50.6)	$14.5

Operating Expenses
General, administrative, and other[1]	$186.1	$(14.6)	$171.5

Other Income (Expenses)
Investment and other income (losses), net	$(189.4)	$76.3	$(113.1)
Interest expense	(10.9)	1.1	(9.8)
Investment and other income (losses) of consolidated investment products, net	—	(25.7)	(25.7)
Expenses of consolidated investment products	—	(15.7)	(15.7)
Other income (expenses), net	$(200.3)	$36.0	$(164.3)
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
Note 3 – Acquisition
On July 31, 2020, the Company acquired all outstanding shares of Legg Mason, Inc. (“Legg Mason”) common stock for a purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements.
There were no changes to the purchase price allocation during the three and six months ended March 31, 2021; however, the purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed with the exception of deferred tax assets and liabilities which were valued using preliminary assumptions.
Transaction costs incurred in connection with the acquisition were $6.7 million for the six months ended March 31, 2021. These costs were primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $5.6 million and $13.0 million of acquisition-related compensation and benefits expense during the three and six months ended March 31, 2021, primarily for employee severance and retention incentives.
Revenue and net income of Legg Mason included in total operating revenues and net income attributable to Franklin Resources, Inc. in the consolidated statements of income were $762.2 million and $167.7 million for the three months ended March 31, 2021 and $1,500.8 million and $291.4 million for the six months ended March 31, 2021.
See Note 3 – Acquisitions in the Company’s Form 10-K for fiscal year 2020 for additional information regarding the acquisition of Legg Mason.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Franklin Resources, Inc.	$381.8	$79.1	$727.1	$429.6
Less: allocation of earnings to participating nonvested stock and stock unit awards	16.9	1.8	31.3	5.7
Net Income Available to Common Stockholders	$364.9	$77.3	$695.8	$423.9

Weighted-average shares outstanding – basic	490.5	491.5	490.8	493.1
Dilutive effect of nonparticipating nonvested stock unit awards	0.4	0.3	0.5	0.5
Weighted-Average Shares Outstanding – Diluted	490.9	491.8	491.3	493.6

Earnings per Share
Basic	$0.74	$0.16	$1.42	$0.86
Diluted	0.74	0.16	1.42	0.86
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and six months ended March 31, 2021, and 0.5 million for the three and six months ended March 31, 2020.
Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2021
Investment management fees	$1,091.0	$311.5	$69.6	$83.6	$42.7	$1,598.4
Sales and distribution fees	280.8	104.9	12.6	15.0	0.3	413.6
Shareholder servicing fees	43.6	10.1	—	2.0	—	55.7
Other	3.6	0.2	—	1.2	3.8	8.8
Total	$1,419.0	$426.7	$82.2	$101.8	$46.8	$2,076.5

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2021
Investment management fees	$2,203.1	$533.3	$139.6	$162.3	$100.5	$3,138.8
Sales and distribution fees	558.7	194.7	24.9	29.0	3.2	810.5
Shareholder servicing fees	81.6	15.9	0.1	3.9	3.6	105.1
Other	10.1	0.5	—	1.5	5.1	17.2
Total	$2,853.5	$744.4	$164.6	$196.7	$112.4	$4,071.6

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2020
Investment management fees	$528.9	$236.1	$68.2	$53.4	$21.6	$908.2
Sales and distribution fees	232.3	94.8	13.3	1.0	0.3	341.7
Shareholder servicing fees	45.8	6.6	0.1	2.3	—	54.8
Other	6.0	0.3	—	0.2	—	6.5
Total	$813.0	$337.8	$81.6	$56.9	$21.9	$1,311.2

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2020
Investment management fees	$1,102.0	$488.6	$143.2	$110.1	$44.0	$1,887.9
Sales and distribution fees	469.7	193.6	27.7	1.5	0.7	693.2
Shareholder servicing fees	86.1	13.5	0.2	5.0	—	104.8
Other	12.1	0.6	—	0.3	1.5	14.5
Total	$1,669.9	$696.3	$171.1	$116.9	$46.2	$2,700.4
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 82% and 81% of the Company’s total operating revenues for the three and six months ended March 31, 2021 and 91% for the three and six months ended March 31, 2020.

Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2021	September 30, 2020
Investments, at fair value
Sponsored funds and separate accounts	$332.6	$303.4
Investments related to long-term incentive plans	164.0	146.6
Other equity and debt investments	57.7	54.8
Total investments, at fair value	554.3	504.8
Investments in equity method investees	785.5	682.2
Other investments	94.1	83.5
Total	$1,433.9	$1,270.5

Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$202.1	$41.6	$19.5	$69.4	$332.6
Investments related to long-term incentive plans	164.0	—	—	—	164.0
Other equity and debt investments	6.0	5.4	—	46.3	57.7
Contingent consideration asset	—	—	29.1	—	29.1
Total Assets Measured at Fair Value	$372.1	$47.0	$48.6	$115.7	$583.4

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Investments, at fair value
Sponsored funds and separate accounts	$176.3	$40.9	$17.4	$68.8	$303.4
Investments related to long-term incentive plans	145.5	—	—	1.1	146.6
Other equity and debt investments	2.1	1.5	—	51.2	54.8
Contingent consideration asset	—	—	39.7	—	39.7
Total Assets Measured at Fair Value	$323.9	$42.4	$57.1	$121.1	$544.5

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable global equity funds. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $58.7 million with an expected weighted-average life of 2.5 years at March 31, 2021, and $51.2 million with an expected weighted-average life of 1.9 years at September 30, 2020. The liquidation period for an investment in a private debt fund of $43.0 million and $40.2 million at March 31, 2021 and September 30, 2020 is unknown. The Company’s unfunded commitments to the funds totaled $10.8 million and $9.5 million at March 31, 2021 and September 30, 2020. The redeemable global equity funds investment of $12.1 million and $25.3 million at March 31, 2021 and September 30, 2020 can be redeemed monthly.

Changes in the Level 3 assets and liabilities were as follows:

	2021			2020
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended March 31,
Balance at beginning of period	$17.8	$36.9	$(25.5)	$40.2	$—
Acquisitions	—	—	—	—	(7.6)
Realized and unrealized losses included in investment and other income (losses), net	(0.1)	—	—	(0.4)	—
Purchases	3.0	—	—	—	—
Sales	(1.2)	—	—	(2.0)	—
Settlements	—	(7.8)	—	(0.1)	—
Consolidation of investment product	—	—	—	(10.0)	—
Foreign exchange revaluation	—	—	0.2	—	—
Balance at End of Period	$19.5	$29.1	$(25.3)	$27.7	$(7.6)
Change in unrealized losses included in net income relating to assets and liabilities held at end of period	$(0.1)	$—	$—	$(1.1)	$—

	2021			2020
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the six months ended March 31,
Balance at beginning of period	$17.4	$39.7	$(25.3)	$32.1	$—
Acquisitions	—	—	—	—	(7.6)
Realized and unrealized losses included in investment and other income (losses), net	(0.2)	—	—	(0.7)	—
Purchases	8.5	—	—	12.6	—
Sales	(5.5)	—	—	(3.5)	—
Settlements	(0.5)	(10.6)	—	(2.8)	—
Consolidation of investment product	—	—	—	(10.0)	—
Transfers out of Level 3	(0.2)	—	—	—	—
Balance at End of Period	$19.5	$29.1	$(25.3)	$27.7	$(7.6)
Change in unrealized losses included in net income relating to assets and liabilities held at end of period	$(0.2)	$—	$—	$(1.9)	$—
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2021		September 30, 2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,740.2	$3,740.2	$3,026.8	$3,026.8
Other investments
Time deposits	2	20.6	20.6	19.2	19.2
Equity securities	3	73.5	78.1	64.3	67.3
Loans receivable	3	—	—	42.4	42.4

Financial Liability
Debt	2	$3,486.5	$3,462.9	$3,017.1	$3,086.5

Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 9 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

	March 31, 2021		September 30, 2020
(in millions)	Carrying Value	Effective Interest Rate	Carrying Value	Effective Interest Rate
Notes issued by Franklin Resources, Inc.
$300 million 2.800% senior notes due September 2022	$299.9	2.93%	$299.8	2.93%
$400 million 2.850% senior notes due March 2025	399.7	2.97%	399.7	2.97%
$750 million 1.600% senior notes due October 2030	748.4	1.72%	—	N/A
Total notes issued by Franklin Resources, Inc.	1,448.0		699.5
Notes issued by Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	269.5	1.53%	272.4	1.53%
$450 million 4.750% senior notes due March 2026	516.3	1.80%	523.0	1.80%
$550 million 5.625% senior notes due January 2044	745.1	3.38%	747.5	3.38%
$250 million 6.375% junior notes due March 2056	—	N/A	260.7	6.08%
$500 million 5.450% junior notes due September 2056	515.9	5.25%	516.1	5.25%
Total notes issued by Legg Mason	2,046.8		2,319.7
Debt issuance costs	(8.3)		(2.1)
Total	$3,486.5		$3,017.1
On March 15, 2021, the Company redeemed all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.0 million.
On October 19, 2020, the Company completed its offering and sale of $750.0 million in aggregate principal amount of 1.600% senior unsecured unsubordinated notes due October 2030. The Company incurred $6.7 million in debt issuance costs and the notes were issued at a discount of $1.7 million. The debt issuance costs and discount are being amortized over the term of the notes.
At March 31, 2021, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,450.0 million. The notes have fixed interest rates with interest payable semi-annually.
At March 31, 2021, Legg Mason’s outstanding senior unsecured unsubordinated notes and junior unsecured subordinated notes had an aggregate principal amount due of $1,750.0 million. The notes have fixed interest rates with interest payable semi-annually for senior notes and quarterly for junior notes.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The Company was in compliance with all debt covenants at March 31, 2021.
The junior notes due September 2056 may only be redeemed in whole on or after September 15, 2021. The Company currently expects to call these notes in September 2021, subject to Board approval.
At March 31, 2021, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.

Note 9 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 74 CIPs, including five CLOs, as of March 31, 2021 and 72 CIPs, including four CLOs, as of September 30, 2020.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2021	September 30, 2020
Assets
Cash and cash equivalents	$624.5	$930.7
Receivables	101.3	85.8
Investments, at fair value	3,907.7	2,709.2
Total Assets	$4,633.5	$3,725.7

Liabilities
Accounts payable and accrued expenses	$316.6	$510.1
Debt	1,759.5	1,333.4
Other liabilities	5.5	12.1
Total liabilities	2,081.6	1,855.6
Redeemable Noncontrolling Interests	609.9	397.3
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,024.0	788.4
Nonredeemable noncontrolling interests	918.0	684.4
Total stockholders’ equity	1,942.0	1,472.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,633.5	$3,725.7
The CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2021 and 2020.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2021
Assets
Cash and cash equivalents of CLOs	$234.1	$—	$—	$—	$234.1
Receivables of CLOs	—	40.7	—	—	40.7
Investments
Equity and debt securities	350.4	453.5	463.2	526.1	1,793.2
Loans	—	1,668.6	22.4	—	1,691.0
Real estate	—	—	423.5	—	423.5
Total Assets Measured at Fair Value	$584.5	$2,162.8	$909.1	$526.1	$4,182.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Cash and cash equivalents of CLOs	$488.8	$—	$—	$—	$488.8
Receivables of CLOs	—	21.2	—	—	21.2
Investments
Equity and debt securities	177.6	285.7	469.7	261.1	1,194.1
Loans	—	1,151.0	24.9	—	1,175.9
Real estate	—	—	339.2	—	339.2
Total Assets Measured at Fair Value	$666.4	$1,457.9	$833.8	$261.1	$3,219.2
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable and redeemable private equity funds and a redeemable hedge fund. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $375.6 million with an expected weighted-average life of 3.3 years at March 31, 2021, and $261.1 million with an expected weighted-average life of 4.2 years at September 30, 2020. The CIPs’ unfunded commitments to these funds totaled $44.9 million and $94.0 million, of which the Company was contractually obligated to fund $5.6 million and $11.4 million based on its ownership percentage in the CIPs, at March 31, 2021 and September 30, 2020. The liquidation periods for investments in a redeemable hedge fund of $146.5 million and a redeemable private equity fund of $4.0 million at March 31, 2021 are unknown.
Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2021
Balance at January 1, 2021	$513.5	$407.8	$23.5	$944.8
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	2.7	1.2	—	3.9
Purchases	75.4	21.2	—	96.6
Sales and settlements	(91.1)	—	(1.1)	(92.2)
Deconsolidations	(36.0)	—	—	(36.0)
Transfers into Level 3	1.1	—	—	1.1
Foreign exchange revaluation	(2.4)	(6.7)	—	(9.1)
Balance at March 31, 2021	$463.2	$423.5	$22.4	$909.1
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2021	$3.0	$1.2	$(0.1)	$4.1

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2021
Balance at October 1, 2020	$469.7	$339.2	$24.9	$833.8
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	21.8	2.7	—	24.5
Purchases	130.3	72.3	—	202.6
Sales and settlements	(124.3)	—	(2.5)	(126.8)
Deconsolidations	(36.0)	—	—	(36.0)
Transfers into Level 3	1.1	—	—	1.1
Foreign exchange revaluation	0.6	9.3	—	9.9
Balance at March 31, 2021	$463.2	$423.5	$22.4	$909.1
Change in unrealized gains included in net income relating to assets held at March 31, 2021	$21.3	$2.7	$—	$24.0

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2020
Balance at January 1, 2020	$412.8	$219.9	$14.0	$646.7
Realized and unrealized gains (losses) included in investment and other income (losses) of consolidated investment products, net	(17.3)	1.8	(1.3)	(16.8)
Purchases	40.0	77.3	—	117.3
Sales and settlements	(2.8)	—	(1.7)	(4.5)
Transfers into Level 3	2.2	—	—	2.2
Transfers out of Level 3	(1.0)	—	—	(1.0)
Foreign exchange revaluation	(1.4)	(11.0)	—	(12.4)
Balance at March 31, 2020	$432.5	$288.0	$11.0	$731.5
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2020	$(17.3)	$1.8	$(1.7)	$(17.2)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2020
Balance at October 1, 2019	$427.8	$152.7	$16.6	$597.1
Realized and unrealized losses included in investment and other income (losses) of consolidated investment products, net	(24.3)	(0.9)	(1.4)	(26.6)
Purchases	72.7	141.6	—	214.3
Sales and settlements	(4.4)	—	(4.2)	(8.6)
Deconsolidation	(40.7)	—	—	(40.7)
Transfers into Level 3	2.2	—	—	2.2
Transfers out of Level 3	(1.0)	—	—	(1.0)
Foreign exchange revaluation	0.2	(5.4)	—	(5.2)
Balance at March 31, 2020	$432.5	$288.0	$11.0	$731.5
Change in unrealized losses included in net income relating to assets held at March 31, 2020	$(24.3)	$(0.9)	$(1.4)	$(26.6)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$263.8	Discounted cash flow	Discount rate	3.5%–13.2% (10.2%)
			Risk premium	14.5%
	138.5	Market pricing	Private sale pricing	$0.02–$165.03 ($19.62) per share
	60.9	Market comparable companies	Enterprise value/ EBITDA multiple	13.5–20.6 (17.7)
			Discount for lack of marketability	14.8%–25.5% (21.1%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price to earnings ratio	36.7

Real estate	316.6	Discounted cash flow	Discount rate	4.5%–7.0% (5.5%)
			Exit capitalization rate	5.8%
	106.9	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)

(in millions)
as of September 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$244.9	Discounted cash flow	Discount rate	4.0%–23.0% (11.5%)
			Discount for lack of marketability	17.0%
			Risk premium	9.7%–19.3% (16.7%)
	116.3	Market pricing	Private sale pricing	$0.02–$100.00 ($13.01) per share
	108.5	Market comparable companies	Enterprise value/ EBITDA multiple	7.0–19.1 (10.8)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	55.0%
			Enterprise value/ Revenue multiple	7.5
			Price to earnings ratio	9.4–10.0 (9.7)

Real estate	231.8	Discounted cash flow	Discount rate	4.5%–6.5% (5.2%)
			Exit capitalization rate	6.0%
	107.4	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of March 31, 2021, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of March 31, 2021, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2021		September 30, 2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$390.4	$390.4	$441.9	$441.9
Financial Liabilities
Debt of CLOs	2	$1,649.6	$1,652.8	$1,179.7	$1,225.0
Other debt	3	109.9	108.2	153.7	155.2
Debt
Debt of CIPs consisted of the following:

	March 31, 2021		September 30, 2020
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$1,649.6	2.35%	$1,179.7	2.85%
Other debt	109.9	2.44%	153.7	2.97%
Total	$1,759.5		$1,333.4

The debt of CLOs had fixed and floating interest rates based on LIBOR ranging from 1.00% to 8.15% at March 31, 2021, and from 1.48% to 8.19% at September 30, 2020. The other debt had fixed and floating interest rates primarily based on LIBOR and EURIBOR ranging from 1.00% to 4.45% at March 31, 2021, and from 1.00% to 5.81% at September 30, 2020.
The contractual maturities for the debt of CIPs at March 31, 2021 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2021 (remainder of year)	$7.8
2022	61.6
2023	—
2024	36.7
2025	49.1
Thereafter	1,604.3
Total	$1,759.5
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	March 31, 2021	September 30, 2020
Unpaid principal balance	$1,657.7	$1,196.5
Difference between unpaid principal balance and fair value	10.9	(45.5)
Fair Value	$1,668.6	$1,151.0
Investments 90 days or more past due were $1.8 million and $3.9 million at March 31, 2021 and September 30, 2020.
The Company recognized $6.5 million and $7.4 million of net gains during the three and six months ended March 31, 2021 related to its own economic interests in the CLOs.
The aggregate principal amount due of the debt of CLOs was $1,649.0 million and $1,235.8 million at March 31, 2021 and September 30, 2020.

Note 10 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2021
	CIPs	Minority Interests	Total	2020¹
for the three months ended March 31,
Balance at beginning of period	$465.3	$150.3	$615.6	$790.4
Net income (loss)	6.4	5.6	12.0	(28.5)
Net subscriptions (distributions) and other	109.8	(2.4)	107.4	23.5
Net consolidations (deconsolidations)	28.4	—	28.4	(576.3)
Adjustment to fair value	—	52.3	52.3	—
Balance at End of Period	$609.9	$205.8	$815.7	$209.1

(in millions)	2021
	CIPs	Minority Interests	Total	2020¹
for the six months ended March 31,
Balance at beginning of period	$397.3	$144.6	$541.9	$746.7
Net income (loss)	19.4	11.3	30.7	(19.5)
Net subscriptions (distributions) and other	79.9	(2.4)	77.5	188.6
Net consolidations (deconsolidations)	113.3	—	113.3	(706.7)
Adjustment to fair value	—	52.3	52.3	—
Balance at End of Period	$609.9	$205.8	$815.7	$209.1
______________
1Represents redeemable noncontrolling interests of CIPs.
Note 11 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)	March 31, 2021	September 30, 2020
Investments	$523.6	$439.2
Receivables	156.4	168.0
Loans receivable	—	42.4
Total	$680.0	$649.6
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the six months ended March 31, 2021. In April 2020, the Company authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and which are in the process of winding up. See Note 12 – Commitments and Contingencies for further information. At March 31, 2021, the loans have been fully repaid.
Note 12 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, Franklin Templeton Trustee Services Private Limited (“FTTS”), a subsidiary of Franklin, announced its decision to wind up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds”), closing the Funds to redemptions. At the time, the Funds had collective assets under management of approximately USD $3.4 billion. In connection with the wind-up decision, FTTS sought to convene unitholder meetings for the Funds to approve the appointment of a liquidator and the asset management company to the Funds, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), ceased earning investment management fees on the Funds. In May and June 2020, certain Fund unitholders and others commenced multiple writ petition actions in different courts in India against a number of respondents, including Franklin, its subsidiaries FTTS, FTAMI, and Templeton International, Inc., as sponsor of the Franklin Templeton Mutual Fund, and related individuals (collectively, the “Company Respondents”), the Securities and Exchange Board of India (“SEBI”), and other governmental entities, challenging the decisions to wind up the Funds and alleging that the Company Respondents violated various SEBI regulations, mismanaged the Funds, misrepresented or omitted certain information relating to the Funds, and/or engaged in other alleged misconduct. The petitioners sought a wide range of relief, including, among other items, an order quashing the winding up notices and blocking the unitholder votes, initiating investigations into the Company Respondents, and allowing the unitholder petitioners to redeem their investments with interest. One of the petitioners obtained an ex parte interim injunction order staying the operation and implementation of the unitholder voting process. Following appeals to the Supreme Court of India, the petitions were transferred to the High Court of Karnataka for further consolidated proceedings.
On October 24, 2020, the High Court of Karnataka issued its judgment, in which it upheld the decision taken by FTTS to wind up the Funds and held that there was “nothing wrong with the decision making process,” but determined that unitholder approval is required to implement the decision. Certain Company Respondents and other parties filed cross-appeals to the Supreme Court of India, and certain intervenors filed applications, challenging aspects of the High Court’s judgment. In December 2020, with the approval of the Supreme Court, and without prejudice to its arguments on appeal that unitholder approval of the wind-up decision is not required, FTTS proceeded to obtain approval from the majority of the voting unitholders for winding up the six Funds. Following a hearing on objections to the unitholder voting process asserted by certain of the parties before the Supreme Court, in February 2021, the Supreme Court issued a decision confirming the results of the unitholder votes and, following further hearings in March 2021, it reserved its decision on the legal question of whether prior consent of unitholders is required to wind up a mutual fund scheme. The Supreme Court also appointed a third-party asset manager to serve as the liquidator and begin cash distributions to unitholders, and deferred for a future hearing the other remaining issues raised on appeal. FTAMI is cooperating with the liquidator in its work to liquidate the Funds’ remaining investments and distribute proceeds to unitholders. As of April 12, 2021, approximately $1.6 billion has been distributed to Fund unitholders.
Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain directors, officers, and employees of FTAMI, alleging certain deficiencies and areas of non-compliance in the management of the Funds leading up to the wind-up decision. The show cause notices contain allegations relating to the differentiation between products, risk management, classification and valuation of securities, and due diligence standards, among other things, and contemplate the imposition of monetary sanctions and restrictions on FTAMI’s ability to launch new funds in India for a specified period. The respondents responded to the show cause notices and those proceedings remain pending.
In addition, the Company is responding to related inquiries and investigations commenced by certain governmental agencies in India, including the previously-reported “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department against certain of the Company Respondents in connection with a complaint by two Fund unitholders, as well as a related investigation by India’s Enforcement Directorate commenced in or around April 2021. The Company is cooperating in these matters.
The Company strongly believes that the decision taken by FTTS to wind up the Funds was in the best interests of unitholders and fully pursuant to applicable SEBI regulations and that the Company has meritorious defenses to the pending legal and regulatory proceedings. The Company cannot at this time predict the eventual outcome of the matters described above or reasonably estimate the possible loss or range of loss that may arise from any negative outcome of such matters, including due to the current stage of these matters.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2021 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of March 31, 2021.
Other Commitments and Contingencies
At March 31, 2021, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2020.
Note 13 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2021
Nonvested balance at October 1, 2020	12,141	4,808	16,949	$24.30
Granted	5,586	168	5,754	20.34
Vested	(935)	(223)	(1,158)	30.36
Forfeited/canceled	(318)	(522)	(840)	33.07
Nonvested Balance at March 31, 2021	16,474	4,231	20,705	$22.50
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $356.2 million at March 31, 2021. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.
Note 14 – Investment and Other Income (Losses), Net
Investment and other income (losses), net consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2021	2020	2021	2020
Dividend income	$1.3	$20.0	$3.8	$38.6
Interest income	2.6	3.7	5.2	9.1
Gains (losses) on investments, net	10.2	(79.4)	58.9	(71.6)
Income (losses) from investments in equity method investees	45.9	(159.4)	84.4	(120.3)
Gains (losses) on derivatives, net	(6.1)	31.4	(16.1)	29.1
Rental income	7.8	7.8	15.5	15.3
Foreign currency exchange gains (losses), net	6.5	(2.4)	(10.0)	(10.9)
Other, net	(1.1)	(2.7)	2.6	(2.4)
Investment and other income (losses), net	$67.1	$(181.0)	$144.3	$(113.1)
Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Proceeds from the sale of available-for-sale securities were $2.0 million for the three months ended March 31, 2021 and $2.6 million and $1.0 million for the six months ended March 31, 2021 and 2020. There were no sales of available-for-sale securities in the three months ended March 31, 2020.

Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at March 31, 2021 and 2020 were $(2.6) million and $51.2 million for the three and six months ended March 31, 2021, and $(75.5) million and $(69.4) million for the three and six months ended March 31, 2020.
Note 15 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2021
Balance at January 1, 2021	$(306.1)	$(8.6)	$(314.7)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(35.6)	1.0	(34.6)
Reclassifications to net investment and other income (losses), net of tax	0.8	—	0.8
Total other comprehensive income (loss)	(34.8)	1.0	(33.8)
Balance at March 31, 2021	$(340.9)	$(7.6)	$(348.5)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2021
Balance at October 1, 2020	$(399.6)	$(8.0)	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	57.8	0.4	58.2
Reclassifications to net investment and other income (losses), net of tax	0.9	—	0.9
Total other comprehensive income	58.7	0.4	59.1
Balance at March 31, 2021	$(340.9)	$(7.6)	$(348.5)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains (Losses) on Investments	Total
for the three months ended March 31, 2020
Balance at January 1, 2020	$(367.4)	$(7.1)	$(1.7)	$(376.2)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(103.0)	0.7	1.9	(100.4)
Reclassifications to net investment and other income (losses), net of tax	0.5	—	—	0.5
Total other comprehensive income (loss)	(102.5)	0.7	1.9	(99.9)
Balance at March 31, 2020	$(469.9)	$(6.4)	$0.2	$(476.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the six months ended March 31, 2020
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(44.9)	(0.2)	—	(45.1)
Reclassifications to net investment and other income (losses), net of tax	0.4	—	0.2	0.6
Total other comprehensive income (loss)	(44.5)	(0.2)	0.2	(44.5)
Balance at March 31, 2020	$(469.9)	$(6.4)	$0.2	$(476.1)

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

As further noted in the “Risk Factors” section, the outbreak and spread of contagious diseases such as the coronavirus disease 2019 (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. Ongoing global health concerns and uncertainty regarding the impact of COVID-19 could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic may adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that remain uncertain and subject to change.
During our second fiscal quarter, the global equity markets continued to provide strong positive returns, reflecting among other things, the successful rollout of COVID-19 vaccines in the U.S. and U.K. and news of an additional U.S. economic stimulus package. The MSCI World Index and S&P 500 Index increased 5.0% and 6.2% for the quarter and 19.8% and 19.1% for the fiscal year to date. The global bond markets turned negative as the Bloomberg Barclays Global Aggregate Index decreased 4.5% during the quarter and 1.3% for the fiscal year to date.
Our total AUM at March 31, 2021 was $1,498.9 billion, 6% higher than at September 30, 2020 and 158% higher than at March 31, 2020. Simple monthly average AUM (“average AUM”) for the three and six months ended March 31, 2021 increased 128% and 118% from the same periods in the prior fiscal year. The increase in total AUM and average AUM from the same period in the prior fiscal year is primarily due to the Legg Mason, Inc. (“Legg Mason”) acquisition.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2021	2020		2021	2020
Operating revenues[1]	$2,076.5	$1,311.2	58%	$4,071.6	$2,700.4	51%
Operating income[1]	456.3	339.9	34%	865.4	712.8	21%
Net income attributable to Franklin Resources, Inc.	381.8	79.1	383%	727.1	429.6	69%
Diluted earnings per share	$0.74	$0.16	363%	$1.42	$0.86	65%
Operating margin[2]	22.0%	25.9%		21.3%	26.4%

As adjusted (non-GAAP):[3]
Adjusted operating income	$581.1	$385.9	51%	$1,131.0	$791.4	43%
Adjusted operating margin	38.0%	43.2%		37.6%	42.9%

Adjusted net income	$403.5	$332.8	21%	$776.9	$671.1	16%
Adjusted diluted earnings per share	$0.79	$0.66	20%	$1.51	$1.34	13%
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
Operating income increased $116.4 million and $152.6 million for the three and six months ended March 31, 2021, as compared to the same periods in the prior fiscal year, as 58% and 51% increases in operating revenues were substantially offset by 67% and 61% increases in operating expenses, which reflected higher levels of compensation and benefits expenses including acquisition-related retention and other expenses and amortization of intangible assets. Net income attributable to Franklin Resources, Inc. increased $302.7 million and $297.5 million for the three and six months ended March 31, 2021 primarily due to higher other income, net, less the portion attributable to noncontrolling interests, and increases in operating income, partially offset by higher taxes on income.
Diluted earnings per share increased for the three and six months ended March 31, 2021 consistent with the increases in net income available to common stockholders and the impacts of decreases in diluted average common shares outstanding in both periods, primarily resulting from repurchases of shares of our common stock during the twelve-month period ended March 31, 2021.
Adjusted operating income increased $195.2 million and $339.6 million for the three and six months ended March 31, 2021 primarily due to 76% and 67% increases in investment management fees, partially offset by 97% and 85% increases in compensation and benefits expenses. Adjusted net income increased $70.7 million and $105.8 million for the three and six months ended March 31, 2021 primarily due to the increases in adjusted operating income partially offset by higher taxes on income and decreases in other income, net.
Adjusted diluted earnings per share increased for the three and six months ended March 31, 2021, consistent with the increases in adjusted net income and the impacts of the decreases in diluted average common shares outstanding.

ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	March 31, 2021	March 31, 2020	Percent Change
Fixed Income	$642.3	$214.9	199%
Equity	511.9	200.9	155%
Multi-Asset	148.2	107.4	38%
Alternative	131.1	46.4	183%
Cash Management	65.4	10.7	511%
Total	$1,498.9	$580.3	158%
In the first quarter of fiscal year 2021, we revised our presentation of AUM to reflect changes in asset class of certain legacy Legg Mason AUM as part of our post-acquisition onboarding process.
AUM at March 31, 2021 increased 158% from March 31, 2020 driven by $800.9 billion from acquisitions as well as $170.7 billion from net market change, distributions and other, partially offset by $32.6 billion of long-term net outflows and $20.4 billion of cash management net outflows.
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2021	2020		2021	2020
Fixed Income	$658.6	$234.8	180%	44%	36%
Equity	500.2	246.0	103%	33%	37%
Multi-Asset	143.4	118.5	21%	10%	18%
Alternative	129.0	46.0	180%	9%	7%
Cash Management	66.7	10.5	535%	4%	2%
Total	$1,497.9	$655.8	128%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2021	2020		2021	2020
Fixed Income	$658.7	$240.4	174%	45%	36%
Equity	475.0	254.4	87%	32%	37%
Multi-Asset	140.2	120.7	16%	10%	18%
Alternative	125.9	45.8	175%	9%	7%
Cash Management	67.2	10.1	565%	4%	2%
Total	$1,467.0	$671.4	118%	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2021	2020		2021	2020
Beginning AUM	$1,498.0	$698.3	115%	$1,418.9	692.6	105%
Long-term inflows	101.7	38.9	161%	197.8	81.9	142%
Long-term outflows	(105.9)	(64.3)	65%	(206.5)	(119.6)	73%
Long-term net flows	(4.2)	(25.4)	(83%)	(8.7)	(37.7)	(77%)
Cash management net flows	1.2	0.5	140%	(9.0)	1.5	NM
Total net flows	(3.0)	(24.9)	(88%)	(17.7)	(36.2)	(51%)
Acquisition	—	5.6	(100%)	—	5.6	(100%)
Net market change, distributions and other	3.9	(98.7)	NM	97.7	(81.7)	NM
Ending AUM	$1,498.9	$580.3	158%	$1,498.9	$580.3	158%
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the three months ended March 31, 2021
AUM at January 1, 2021	$669.9	$495.7	$141.1	$127.1	$64.2	$1,498.0
Long-term inflows	53.5	32.4	9.6	6.2	—	101.7
Long-term outflows	(56.1)	(38.0)	(8.5)	(3.3)	—	(105.9)
Long-term net flows	(2.6)	(5.6)	1.1	2.9	—	(4.2)
Cash management net flows	—	—	—	—	1.2	1.2
Total net flows	(2.6)	(5.6)	1.1	2.9	1.2	(3.0)
Net market change, distributions and other	(25.0)	21.8	6.0	1.1	—	3.9
AUM at March 31, 2021	$642.3	$511.9	$148.2	$131.1	$65.4	$1,498.9

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the three months ended March 31, 2020
AUM at January 1, 2020	$243.0	$273.2	$125.6	$46.1	$10.4	$698.3
Long-term inflows	15.6	13.4	6.7	3.2	—	38.9
Long-term outflows	(29.3)	(23.2)	(9.4)	(2.4)	—	(64.3)
Long-term net flows	(13.7)	(9.8)	(2.7)	0.8	—	(25.4)
Cash management net flows	—	—	—	—	0.5	0.5
Total net flows	(13.7)	(9.8)	(2.7)	0.8	0.5	(24.9)
Acquisition	—	—	5.6	—	—	5.6
Net market change, distributions and other	(14.4)	(62.5)	(21.1)	(0.5)	(0.2)	(98.7)
AUM at March 31, 2020	$214.9	$200.9	$107.4	$46.4	$10.7	$580.3

AUM increased $0.9 billion during the three months ended March 31, 2021 due to $3.9 billion of net market change, distributions and other and $1.2 billion of cash management net inflows, partially offset by $4.2 billion of long-term net outflows. Net market change, distributions and other consists of $12.7 billion of market appreciation, partially offset by a $4.8 billion decrease from foreign exchange revaluation and $4.0 billion of long-term distributions. The market appreciation occurred primarily in the equity and multi-asset asset classes, partially offset by depreciation in the fixed income asset class, and reflected positive returns in global equity markets as evidenced by increases of 6.2% in the S&P 500 Index and 5.0% in the MSCI World Index and negative returns in global fixed income markets as evidenced by a 4.5% decrease in the Bloomberg Barclays Global Aggregate Index. Long-term inflows increased 161% to $101.7 billion, as compared to the prior-year period, due to higher inflows in all long-term asset classes. Long-term outflows increased 65% to $105.9 billion due to higher outflows in all long-term asset classes except multi-asset asset class and primarily consisted of $8.6 billion from three institutional products, including a single fixed income institutional redemption of $5.9 billion, $2.7 billion from two equity funds, $2.7 billion from six fixed income funds, including $1.3 billion from five India credit funds that were non-management fee earning which are in the process of winding up and $1.7 billion from a multi-asset fund. Long-term outflows were partially offset by inflows of $3.0 billion in a multi-asset fund, $1.8 billion in a fixed income fund, $1.1 billion in an equity fund and $1.1 billion in an institutional separate account. Additionally, long-term outflows in the equity asset class included $2.1 billion of exchanges that are included as long-term inflows in the multi-asset asset class. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 12% of total AUM as of March 31, 2021, and was primarily due to the strengthening of the U.S. dollar against the Japanese Yen, Euro and Brazilian Real.
AUM decreased $118.0 billion during the three months ended March 31, 2020 primarily due to $98.7 billion of net market change, distributions and other and $25.4 billion of long-term net outflows, slightly offset by $5.6 billion from an acquisition. Net market change, distributions and other primarily consists of $89.3 billion of market depreciation, a $5.6 billion decrease from foreign exchange revaluation and $3.8 billion of long-term distributions. The market depreciation occurred in all asset classes, most significantly in equity and multi-asset asset classes, and reflected sharp declines in global equity markets as evidenced by decreases of 20.9% in the MSCI World Index and 19.6% in the S&P 500 Index. The foreign exchange revaluation was primarily due to the strengthening of the U.S. dollar against the Canadian dollar, Australian dollar, Indian Rupee and Pound Sterling. Long-term net outflows included outflows of $10.0 billion from six fixed income funds, $1.6 billion from a multi-asset fund and $0.9 billion from an institutional product, partially offset by inflows of $1.2 billion in a private open-end product and $0.8 billion in an equity fund.

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the six months ended March 31, 2021
AUM at October 1, 2020	$656.9	$438.1	$129.4	$122.1	$72.4	$1,418.9
Long-term inflows	95.5	73.9	18.9	9.5	—	197.8
Long-term outflows	(104.0)	(78.2)	(18.1)	(6.2)	—	(206.5)
Long-term net flows	(8.5)	(4.3)	0.8	3.3	—	(8.7)
Cash management net flows	—	—	—	—	(9.0)	(9.0)
Total net flows	(8.5)	(4.3)	0.8	3.3	(9.0)	(17.7)
Net market change, distributions and other	(6.1)	78.1	18.0	5.7	2.0	97.7
AUM at March 31, 2021	$642.3	$511.9	$148.2	$131.1	$65.4	$1,498.9

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the six months ended March 31, 2020
AUM at October 1, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6
Long-term inflows	32.3	30.8	13.6	5.2	—	81.9
Long-term outflows	(54.7)	(44.1)	(17.1)	(3.7)	—	(119.6)
Long-term net flows	(22.4)	(13.3)	(3.5)	1.5	—	(37.7)
Cash management net flows	—	—	—	—	1.5	1.5
Total net flows	(22.4)	(13.3)	(3.5)	1.5	1.5	(36.2)
Acquisition	—	—	5.6	—	—	5.6
Net market change, distributions and other	(13.3)	(49.7)	(18.3)	(0.1)	(0.3)	(81.7)
AUM at March 31, 2020	$214.9	$200.9	$107.4	$46.4	$10.7	$580.3

AUM increased $80.0 billion or 6% during the six months ended March 31, 2021 due to $97.7 billion of net market change, distributions and other, partially offset by $9.0 billion of cash management net outflows and $8.7 billion of long-term net outflows. Net market change, distributions and other consists of $113.8 billion of market appreciation and a $3.4 billion increase from foreign exchange revaluation, partially offset by $19.5 billion of long-term distributions. The market appreciation occurred primarily in the equity and multi-asset asset classes, and reflected positive returns in global equity markets as evidenced by increases of 19.8% in the MSCI World Index and 19.1% in the S&P 500 Index. Long-term inflows increased 142% to $197.8 billion, as compared to the prior-year period, and long-term outflows increased 73% to $206.5 billion due to higher inflows and outflows in all asset classes. Long-term outflows primarily consisted of $19.8 billion from eight institutional products, including a single fixed income institutional redemption of $5.9 billion, $7.1 billion from seven fixed income funds, including $1.3 billion from five India credit funds that were non-management fee earning which are in the process of winding up, $3.2 billion from two equity funds and $3.1 billion from a multi-asset fund. Long-term outflows were partially offset by inflows of $6.3 billion in two fixed income funds, $5.3 billion in two institutional separate accounts, $3.1 billion in a multi-asset fund and $2.4 billion in an equity fund. Additionally, long-term outflows in the equity asset class included $2.1 billion of exchanges that are included as long-term inflows in the multi-asset asset class. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated and was primarily due to weakening of the U.S. dollar against the Australian dollar, Canadian dollar and Pound Sterling, partially offset by strengthening of the U.S. dollar against Japanese Yen.
AUM decreased $112.3 billion during the six months ended March 31, 2020 primarily due to $81.7 billion of net market change, distributions and other and $37.7 billion of long-term net outflows, slightly offset by $5.6 billion from an acquisition. Net market change, distributions and other consists of $61.9 billion of market depreciation, $16.4 billion of long-term distributions and a $3.4 billion decrease from foreign exchange revaluation. The market depreciation occurred in all asset classes except the alternative asset class, and reflected negative returns in global equity markets as evidenced by decreases of 14.1% in the MSCI World Index and 12.3% in the S&P 500 Index. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Canadian dollar, Indian Rupee and Australian dollar. Long-term net outflows included outflows of $16.9 billion from six fixed income funds, $1.8 billion from two institutional products, $1.7 billion from an equity fund and $1.7 billion from a multi-asset fund, which were partially offset by inflows of $1.2 billion in a private open-end product and $1.2 billion in an equity fund.
AUM by sales region was as follows:

(in billions)	March 31, 2021	March 31, 2020	Percent Change
United States	$1,100.5	$408.3	170%
International
Asia-Pacific	164.5	72.4	127%
Europe, Middle East and Africa	150.1	70.8	112%
Latin America[1]	57.4	10.5	447%
Canada	26.4	18.3	44%
Total international	398.4	172.0	132%
Total	$1,498.9	$580.3	158%
__________________
1Includes North America-based advisers serving non-resident clients.

Average AUM by sales region was as follows:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in billions)	2021	2020		2021	2020
United States	$1,090.4	$454.8	140%	$1,065.4	$464.4	129%
International
Asia-Pacific	171.5	83.4	106%	170.2	85.9	98%
Europe, Middle East and Africa	151.9	83.6	82%	148.2	85.7	73%
Latin America[1]	58.2	12.5	366%	57.7	12.9	347%
Canada	25.9	21.5	20%	25.5	22.5	13%
Total international	407.5	201.0	103%	401.6	207.0	94%
Total	$1,497.9	$655.8	128%	$1,467.0	$671.4	118%
__________________
1Includes North America-based advisers serving non-resident clients.
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and of our strategy composites against benchmarks. Higher long-term relative performance of our mutual fund AUM during the first half of fiscal year 2021 resulted in a significant increase from September 30, 2020 to the peer group comparison for the three- and five-year periods. Approximately half of our mutual fund AUM exceeded the peer group median comparisons for all periods presented. Our composites generated strong long-term results with at least 67% of AUM exceeding the benchmark comparisons for all periods presented, primarily driven by the performance of our fixed income products which had at least 85% of AUM exceeding the benchmark comparisons.
The performance of our mutual fund products against peer group medians and of our composites against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Composite AUM Exceeding Benchmark
as of March 31, 2021	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	51%	56%	56%	60%	87%	85%	89%	95%
Equity	35%	50%	40%	48%	39%	38%	39%	50%
Total AUM[3]	49%	58%	53%	59%	68%	67%	69%	76%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 41%, 41%, 40% and 39% of our total AUM as of March 31, 2021.
2Composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 69%, 69%, 68% and 64% of our total AUM as of March 31, 2021.
3Total mutual fund AUM includes performance of our multi-asset and alternative AUM, and total composite AUM includes performance of our alternative AUM. Multi-asset and alternative AUM represent 10% and 9% of our total AUM at March 31, 2021.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of April 19, 2021, and are subject to revision. While we remain focused on achieving strong long-term performance, our future peer group and benchmarking rankings may vary from our past performance.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2021	2020		2021	2020
Investment management fees	$1,598.4	$908.2	76%	$3,138.8	$1,887.9	66%
Sales and distribution fees	413.6	341.7	21%	810.5	693.2	17%
Shareholder servicing fees	55.7	54.8	2%	105.1	104.8	0%
Other	8.8	6.5	35%	17.2	14.5	19%
Total Operating Revenues	$2,076.5	$1,311.2	58%	$4,071.6	$2,700.4	51%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $690.2 million for the three months ended March 31, 2021 primarily due to $683.3 million of revenue earned by legacy Legg Mason strategies during the current quarter, a 2% increase in average AUM and higher performance fees, partially offset by lower effective investment management fee rate. The increase in average AUM occurred primarily in the equity and multi-asset asset classes, partially offset by fixed income asset class. The increase occurred primarily in Europe, Middle East and Africa and U.S. sales regions, partially offset by declines in all the other international sales regions.
Investment management fees increased $1,250.9 million for the six months ended March 31, 2021 primarily due to $1,347.3 million of revenue earned by legacy Legg Mason strategies during the current period, partially offset by a 2% decrease in average AUM and lower effective investment management fee rate. The decrease in average AUM occurred primarily in the fixed income asset class, partially offset by equity and multi-asset asset classes, and across all sales regions except Europe, Middle East and Africa and U.S. sales regions.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 42.1 and 41.7 basis points for the three and six months ended March 31, 2021, from 55.3 and 55.5 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to the Legg Mason acquisition, as legacy Legg Mason strategies generally have a lower effective fee rate due to a higher mix of institutional and fixed income AUM. The fee rate decreases were also due to higher weighting of AUM in lower-fee products and a shift from higher-fee products in the Europe, Middle East and Africa sales region to lower-fee products in the U.S. sales regions for the fixed income asset class.
Performance-based investment management fees were $45.3 million and $87.1 million for the three and six months ended March 31, 2021, and $7.1 million and $24.5 million for the same periods in the prior fiscal year. The increases were primarily due to $27.2 million and $62.5 million of performance fees earned by legacy Legg Mason strategies during the three and six months ended March 31, 2021, as well as from a private debt fund and an open end fund for the three-month period.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2021	2020		2021	2020
Asset-based fees	$322.2	$271.6	19%	$639.2	$559.4	14%
Sales-based fees	86.4	65.1	33%	160.0	124.9	28%
Contingent sales charges	5.0	5.0	0%	11.3	8.9	27%
Sales and Distribution Fees	$413.6	$341.7	21%	$810.5	$693.2	17%
Asset-based distribution fees increased $50.6 million and $79.8 million for the three and six months ended March 31, 2021 primarily due to $53.5 million and $107.4 million of fees earned by Legg Mason. The increase for the six-month period was partially offset by decreases of $16.0 million from a higher mix of lower-fee U.S. assets and $8.1 million from a 2% decrease in the related average AUM.
Sales-based fees increased $21.3 million and $35.1 million for the three and six months ended March 31, 2021 primarily due to $20.0 million and $35.7 million of fees earned by Legg Mason.
Contingent sales charges are earned from investor redemptions within a contracted period of time. Substantially all of these charges are levied on certain shares sold without a front-end sales charge, and vary with the mix of redemptions of these shares. Contingent sales charges increased $2.4 million for the six months ended March 31, 2021 due to higher redemptions.
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
Shareholder servicing fees increased $0.9 million and $0.3 million for the three and six months ended March 31, 2021 primarily due to revenue earned by Legg Mason, which was substantially offset by lower levels of transactions and for the six month period, lower levels of fee earning AUM.
Other
Other revenue increased $2.3 million and $2.7 million for the three and six months ended March 31, 2021 primarily due to higher miscellaneous fee revenues.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2021	2020		2021	2020
Compensation and benefits	$732.3	$365.7	100%	$1,457.8	$755.1	93%
Sales, distribution and marketing	541.8	423.9	28%	1,048.3	867.8	21%
Information systems and technology	117.5	61.8	90%	234.0	124.3	88%
Occupancy	53.8	34.4	56%	109.5	68.9	59%
Amortization of intangible assets	57.9	4.4	NM	116.1	9.2	NM
General, administrative and other	116.9	81.1	44%	240.5	162.3	48%
Total Operating Expenses	$1,620.2	$971.3	67%	$3,206.2	$1,987.6	61%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2021	2020		2021	2020
Salaries, wages and benefits	$361.3	$251.0	44%	$719.0	$491.7	46%
Variable compensation	313.9	87.5	259%	630.8	214.9	194%
Acquisition-related retention	46.6	27.2	71%	90.1	48.5	86%
Special termination benefits	10.5	—	NM	17.9	—	NM
Compensation and Benefits Expenses	$732.3	$365.7	100%	$1,457.8	$755.1	93%
Salaries, wages and benefits increased $110.3 million and $227.3 million for the three and six months ended March 31, 2021 primarily due to $130.0 million and $258.7 million of salaries, wages and benefits of Legg Mason.
Variable compensation increased $226.4 million and $415.9 million for the three and six months ended March 31, 2021 primarily due to $174.7 million and $377.2 million of variable compensation of Legg Mason, including $9.3 million and $25.3 million of acquisition-related pass through performance fees and $0.2 million and $14.3 million of expenses related to deferred compensation plans and seed investments.
Acquisition-related retention expenses increased $19.4 million and $41.6 million for the three and six months ended March 31, 2021 primarily related to the acquisition of Legg Mason.
Special termination benefits relate to workforce optimization initiatives related to the acquisition of Legg Mason.
We expect to incur additional acquisition-related retention expenses of approximately $70 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $130 million in the fiscal year ending September 30, 2022 and decreasing over the following two fiscal years by approximately $15 million and $25 million. At March 31, 2021, our global workforce had increased to approximately 11,100 employees from approximately 9,600 at March 31, 2020.
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2021	2020		2021	2020
Asset-based expenses	$437.3	$334.2	31%	$851.6	$695.0	23%
Sales-based expenses	85.1	68.5	24%	158.3	131.3	21%
Amortization of deferred sales commissions	19.4	21.2	(8%)	38.4	41.5	(7%)
Sales, Distribution and Marketing	$541.8	$423.9	28%	$1,048.3	$867.8	21%
Asset-based expenses increased $103.1 million and $156.6 million for the three and six months ended March 31, 2021 primarily due to $91.9 million and $180.1 million of expenses incurred by Legg Mason. The increase for the six-month period was partially offset by decreases of $20.4 million from a higher mix of lower-fee U.S. assets and $7.7 million from a 1% decrease in the related average AUM. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain international fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $16.6 million and $27.0 million for the three and six months ended March 31, 2021 primarily due to $18.3 million and $32.9 million of expenses incurred by Legg Mason. The increase for the six-month period was partially offset by a $4.8 million decrease from lower sales of U.S. Class C shares, which do not generate sales fee revenues.
Amortization of deferred sales commissions decreased $1.8 million and $3.1 million for the three and six months ended March 31, 2021 primarily due to lower expenses resulting from decreased sales of shares sold without a front-end sales charge.
Information Systems and Technology
Information systems and technology expenses increased $55.7 million and $109.7 million for the three and six months ended March 31, 2021 primarily due to $54.0 million and $108.1 million of expenses of Legg Mason.
Occupancy
We conduct our worldwide operations using a combination of leased and owned facilities. Occupancy expenses include rent and other facilities-related costs including depreciation and utilities.
Occupancy expenses increased $19.4 million and $40.6 million for the three and six months ended March 31, 2021 primarily due to $18.8 million and $43.0 million of expenses of Legg Mason, partially offset by a decrease of $2.3 million from lower levels of rent expense and other building related costs for the six months ended March 31, 2021.
Amortization of intangible assets
Amortization of intangible assets increased $53.5 million and $106.9 million for the three and six months ended March 31, 2021 primarily related to the intangible assets recognized as part of the acquisition of Legg Mason.

General, Administrative and Other
General, administrative and other operating expenses primarily consist of professional fees, fund-related service fees payable to external parties, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $35.8 million and $78.2 million for the three and six months ended March 31, 2021, primarily due to $31.1 million and $66.9 million of expenses of Legg Mason and increases of $8.0 million and $10.2 million in third-party fees primarily for sub-advisory and fund administration services, partially offset by decreases of $5.4 million and $15.4 million in travel and entertainment expenses and $6.7 million and $10.8 million in advertising and promotion expenses, both primarily due to lower activity levels. The increase for the six-month period also included a $9.5 million increase in acquisition-related expenses.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2021	2020		2021	2020
Investment and other income (losses), net	$67.1	$(181.0)	NM	$144.3	$(113.1)	NM
Interest expense	(15.9)	(3.7)	330%	(45.6)	(9.8)	365%
Investment and other income (losses) of consolidated investment products, net	111.2	(40.9)	NM	202.3	(25.7)	NM
Expenses of consolidated investment products	(5.2)	(11.4)	(54%)	(15.6)	(15.7)	(1%)
Other Income (Expenses), Net	$157.2	$(237.0)	NM	$285.4	$(164.3)	NM
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
Investment and other income (losses), net consists primarily of income (losses) from equity method investees, gains (losses) on investments held by the Company, gains (losses) on derivatives, foreign currency exchange gains (losses), rental income from excess owned space in our San Mateo, California corporate headquarters and other office buildings which we lease to third parties.
Investment and other income (losses), net increased $248.1 million and $257.4 million for the three and six months ended March 31, 2021, primarily due to income from equity method investees and gains on investments held by the Company, partially offset by losses on various derivatives and a decrease in dividend income. Equity method investees generated gains of $45.9 million and $84.4 million for the three- and six-month periods, as compared to losses of $159.4 million and $120.3 million in the prior year periods. The current year periods reflect continued recovery in market valuations of investments held by various global equity funds, while the prior year periods reflect steep declines in market valuations of investments held primarily by a global equity fund amid global concerns about the COVID-19 pandemic. Investments held by the Company generated $10.2 million and $58.9 million in net gains for the three- and six-month periods as compared to $79.4 million and $71.6 million in net losses in the prior year periods, primarily from various nonconsolidated funds, separate accounts and assets invested for Legg Mason deferred compensation plans. Dividend income decreased $18.7 million and $34.8 million for the three- and six-month periods primarily due to lower yields on money market funds. Derivatives generated $6.1 million and $16.1 million of losses for the three and six months ended December 31, 2020 as compared to $31.4 million and $29.1 million of gains in the prior year periods.
Interest expense increased $12.2 million and $35.8 million for the three- and six-month periods, primarily due to interest expense recognized on debt of Legg Mason and the 1.600% senior unsecured unsubordinated notes issued in October 2020.
Investment and other income (losses) of consolidated investment products, net consists of dividend and interest income and investment gains (losses) on investments held by CIPs. Expenses of consolidated investment products primarily consists of fund-related expenses, including professional fees and other administrative expenses, and interest expense. Significant portions of the investment and other income (losses) of consolidated investment products, net and expenses of consolidated investment products are offset in noncontrolling interests in our consolidated statements of income.

Investment and other income (losses) of consolidated investment products, net, increased $152.1 million and $228.0 million for the three- and six-month periods, primarily due to a $156.7 million and $225.9 million increase in net gains on investments held by CIPs, largely related to holdings of various alternative funds.
Expenses of consolidated investments products decreased $6.2 million and $0.1 million for the three- and six-month periods. The decrease in the three-month period was primarily due to lower expenses incurred by an alternative fund.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at March 31, 2021, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,740.2	$—	$—	$—	$—	$3,740.2
Investments
Fixed Income	—	225.5	39.1	36.7	321.4	622.7
Equity	—	200.3	479.7	33.5	116.7	830.2
Multi-Asset	—	33.4	5.2	—	77.3	115.9
Alternative	—	95.1	261.5	23.9	522.3	902.8
Total investments	—	554.3	785.5	94.1	1,037.7	2,471.6
Total Cash and Cash Equivalents and Investments	$3,740.2	$554.3	$785.5	$94.1	$1,037.7	$6,211.8

______________
1See Note 1 – Significant Accounting Policies and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2020 for information on investment accounting classifications.
TAXES ON INCOME
Our effective income tax rate was 20.9% and 23.5% for the three and six months ended March 31, 2021, as compared to 42.9% and 25.8% for the three and six months ended March 31, 2020. The rate decreases were primarily due to net income attributable to noncontrolling interests as compared to net losses in the prior fiscal year and decreases in U.S. taxes on foreign earnings. The rate decrease for the six-month period was partially offset by the prior year tax benefit from the statutory rate reduction enacted in India in December 2019, which also resulted in a tax benefit from the revaluation of net deferred tax liabilities.
During the six months ended March 31, 2021, we reversed gross unrecognized tax benefits of $29.3 million related to the completion of the tax authorities’ examination of Legg Mason’s fiscal years 2018 and 2019. The reversal of the tax benefits did not significantly impact the effective income tax rate as the benefits were offset by a valuation allowance related to tax attribute carryforwards.
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
•Other acquisition-related expenses including professional fees and technology costs.
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
•Other acquisition-related expenses including professional fees and technology costs.
•Amortization and impairment of intangible assets.
•Special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason on July 31, 2020.
•Net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense.
•Unrealized investment gains and losses other than those that are offset by compensation and benefits expense.
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
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of consolidated products is not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, amortization and impairment of intangible assets and interest expense for amortization of the Legg Mason debt premium to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to the acquisition of Legg Mason because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net and net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating income	$456.3	$339.9	$865.4	$712.8
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	5.8	6.2	11.5	12.9
Acquisition-related retention	46.6	27.2	90.1	48.5
Compensation and benefits expense from gains on deferred compensation and seed investments, net	0.2	—	14.3	—
Other acquisition-related expenses	3.8	5.4	15.7	5.2
Amortization of intangible assets	57.9	4.4	116.1	9.2
Impairment of intangible assets	—	2.8	—	2.8
Special termination benefits	10.5	—	17.9	—
Adjusted operating income	$581.1	$385.9	$1,131.0	$791.4

Total operating revenues	$2,076.5	$1,311.2	$4,071.6	$2,700.4
Add (subtract):
Acquisition-related pass through performance fees	(9.3)	—	(25.3)	—
Sales and distribution fees	(413.6)	(341.7)	(810.5)	(693.2)
Allocation of investment management fees for sales, distribution and marketing expenses	(128.2)	(82.2)	(237.8)	(174.6)
Elimination of operating revenues upon consolidated of investment products[1]	5.8	6.2	11.5	12.9
Adjusted operating revenues	$1,531.2	$893.5	$3,009.5	$1,845.5

Operating margin	22.0%	25.9%	21.3%	26.4%
Adjusted operating margin	38.0%	43.2%	37.6%	42.9%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Franklin Resources, Inc.	$381.8	$79.1	$727.1	$429.6
Add (subtract):
Net (income) loss of consolidated investment products[1]	(6.3)	(16.4)	14.9	(11.8)
Acquisition-related retention	46.6	27.2	90.1	48.5
Other acquisition-related expenses	3.7	5.4	13.8	5.2
Amortization of intangible assets	57.9	4.4	116.1	9.2
Impairment of intangible assets	—	2.8	—	2.8
Special termination benefits	10.5	—	17.9	—
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(0.2)	—	(1.4)	—
Unrealized investment (gains) losses	(60.6)	257.6	(156.5)	221.2
Interest expense for amortization of debt premium	(16.9)	—	(22.9)	—
Net income tax expense of adjustments	(13.0)	(27.3)	(22.2)	(33.6)
Adjusted net income	$403.5	$332.8	$776.9	$671.1

Diluted earnings per share	$0.74	$0.16	$1.42	$0.86
Adjusted diluted earnings per share	0.79	0.66	1.51	1.34
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Elimination of operating revenues upon consolidation	$(5.8)	$(6.2)	$(11.5)	$(12.9)
Other income (expenses), net	95.6	(0.7)	115.9	(0.9)
Less: income (loss) attributable to noncontrolling interests	83.5	(23.3)	119.3	(25.6)
Net income (loss)	$6.3	$16.4	$(14.9)	$11.8
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2021	2020
Operating cash flows	$505.4	$141.0
Investing cash flows	(773.0)	6.1
Financing cash flows	659.9	(64.1)
Net cash provided by operating activities increased during the six months ended March 31, 2021 primarily due to higher net income, lower payments of accrued compensation and benefits and a higher adjustment for amortization of intangible assets, partially offset by adjustments for gains from CIPs as compared to losses in the prior year and income from investments in equity method investees as compared to losses in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from net purchases of investments by CLOs and net deconsolidation of CIPs as compared to net consolidation in the prior year. Net cash provided by financing activities, as compared to net cash used in the prior year, primarily resulted from proceeds from issuance of debt and debt of CIPs, partially offset by higher payments on debt.

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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2021	September 30, 2020
Assets
Cash and cash equivalents	$3,740.2	$3,026.8
Receivables	1,193.6	1,114.8
Investments	1,253.3	982.2
Total Liquid Assets	$6,187.1	$5,123.8

Liability
Debt	$3,486.5	$3,017.1
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2021 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,899.3 million and $3,290.9 million at March 31, 2021 and September 30, 2020, including $315.6 million and $316.6 million that were restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted commercial paper private placement program.
On March 15, 2021, we redeemed all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.0 million.
On October 19, 2020, we completed the offering and sale of the 1.600% senior unsecured unsubordinated notes due 2030 with a principal amount of $750.0 million. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At March 31, 2021, $699.6 million of the notes were outstanding with an aggregate principal amount due of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025. At March 31, 2021, $1,448.0 million of the notes were outstanding with an aggregate principal amount of $1,450.0 million.
At March 31, 2021, Legg Mason’s outstanding senior unsecured unsubordinated notes and junior unsecured subordinated notes had an aggregate principal amount due of $1,750.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest payable semi-annually for senior notes and quarterly for junior notes, and have an aggregate carrying value, inclusive of unamortized premium, of $2,046.8 million at March 31, 2021.

The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at March 31, 2021.
The junior notes due September 2056 may only be redeemed in whole on or after September 15, 2021. The Company currently expects to call these notes in September 2021, subject to Board approval.
At March 31, 2021, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.56 per share ($0.28 per share per quarter) during the six months ended March 31, 2021 and $0.54 per share ($0.27 per share per quarter) during the six months ended March 31, 2020. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and six months ended March 31, 2021, we repurchased 1.7 and 3.8 million shares of our common stock at a cost of $45.8 million and $91.4 million. At March 31, 2021, 34.5 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and six months ended March 31, 2020, we repurchased 2.9 million and 7.5 million shares of our common stock at a cost of $64.6 million and $188.2 million.
We invested $171.9 million, net of redemptions, into our sponsored products during the six months ended March 31, 2021 and redeemed $11.1 million, net of investments, in the prior-year period.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. In April 2020, we authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and which are in the process of winding up. See Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information. At March 31, 2021, the loans have been fully repaid. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2021 or during fiscal year 2020.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
On March 15, 2021, we redeemed all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason which will result in a reduction of interest payable of $16 million per annum.

On October 19, 2020, we completed the offering and sale of $750.0 million aggregate principal amount of 1.600% senior notes due October 2030. Interest of $12 million per year is payable semi-annually on April 30 and October 30 of each year, beginning on April 30, 2021.
At March 31, 2021, there were no other material changes in our contractual obligations, commitments and federal transition tax liability as reported in our Form 10‑K for fiscal year 2020.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal year 2020.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”). Substantially all of our VIEs are investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2021, we were the primary beneficiary of 48 investment product VIEs.
Goodwill and Other Intangible Assets
Subsequent to the annual impairment tests performed as of August 1, 2020, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the six months ended March 31, 2021, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of March 31, 2021, Level 3 assets represented 20% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were insignificant transfers into and out of Level 3 during the six months ended March 31, 2021.
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
NEW ACCOUNTING GUIDANCE
See Note 2 – New Accounting Guidance in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.
RISK FACTORS
PANDEMIC-RELATED RISKS
Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19, which adverse effects may continue.
The outbreak and spread of contagious diseases such as COVID-19, a highly transmissible and pathogenic disease, has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic has resulted in a widespread national and global public health crisis that is continuing. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. The COVID-19 pandemic has adversely affected global economies and markets, and has resulted in disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global health concerns and uncertainty regarding the impact of COVID-19 could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations.
Our business has been and may continue to be negatively impacted by the current COVID-19 pandemic, including by the potential reoccurrence of periods of increased spread of COVID-19 and/or COVID-19 variants, and ensuing economic downturn in global financial markets. The global spread of COVID-19, and the various governmental actions and economic effects related to the pandemic, have had, and may continue to have, negative impacts on our business and operations, including volatility in asset values, reduced demand for our products and services, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased privacy and cybersecurity risks. Past economic downturns, including in connection with COVID-19, have caused, and future economic downturns may cause, periods of significant volatility in our stock price, decreases and fluctuations in our AUM, revenues and income, increased liquidity risks and redemptions from our funds and other products, difficulties obtaining cash to settle redemptions, fund closures, poor investment performance of our products and corporate investments, increased focus on expense management, capital resources and related planning, and reputational harm, legal claims, and other factors that may arise or develop. Increased liquidity risks and redemptions in our funds and other products have required, and may at times require, increased cash in the form of loans or other lines of credit for them to draw on to help settle redemptions and for other related purposes. We have in some cases voluntarily determined to, and without obligation could in the future, extend such loans. In addition, such increased liquidity risks and redemptions have caused, and could continue to cause, fund closures and related regulatory and governmental reviews or investigations and legal claims or actions, subjecting us to legal and regulatory risks and potential financial exposure.
Our business operations are complex and conducted in numerous countries around the globe, and in order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic, which, among other matters, is dependent on the health and safety of our personnel, the ability of our personnel to work remotely successfully, and our ability to have our personnel return to work at our offices safely and effectively in compliance with applicable requirements. We have implemented our business continuity plans globally to manage our business during this pandemic, including broad and extended work-from-home capabilities for our personnel where feasible and, as governmental shelter-in-place or activity restrictions may allow in various jurisdictions based on applicable conditions, we have implemented or may implement measures for the return of a portion of our personnel to certain of our offices. We can provide no assurance that our efforts and planning for either environment will be sufficient to protect the health and safety of our personnel and maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our providers to fulfill their obligations could adversely impact our business. Moreover, since implementing broad work from home measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have had, and as conditions change may again have or continue to have, movement restrictions on our personnel and third-party vendors and service providers that may impact our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. Further, we, like many others during this time, have been subject to increased phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this pandemic are not effective or successful, we will be at increased risk for cybersecurity or data privacy incidents.
Any inability to recover successfully following the COVID-19 pandemic with respect to the economic, investment or operational impacts to our company or industry could further negatively impact our business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic may adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that remain uncertain and subject to change. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our risk factors below, which may be heightened by COVID-19.
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
In addition, Canada, the U.K., the Netherlands and the EU, through MiFID II, have adopted regimes that ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers, including us, finance investment research with many firms, by opting to pay for third-party investment research for client accounts covered by MiFID II.
THIRD-PARTY RISKS
Any failure of our third-party providers to fulfill their obligations, or our failure to maintain good relationships with our providers, could adversely impact our business.
We currently, and may in the future, depend on a number of third-party providers to support various operational, technology, administrative, market data, distribution, and other business needs of our company. In addition, we may, from time to time, transfer vendor contracts and services from one provider to another. If our third-party providers fail to deliver required services on a timely basis, or if we experience other negative service quality or relationship issues with our providers, we may be exposed to significant costs and/or operational difficulties, and our ability to conduct and grow our business may be impaired. In addition, we have outsourced certain administration services for our funds to third-party providers. Such administrative and functional changes are costly and complex, and may expose us to heightened operational risks. Any failure to mitigate such risks could result in reputational harm to us, as well as financial losses to us and our clients. The failure of any key provider or vendor to fulfill its obligations to us could result in outcomes inconsistent with our or our clients’ objectives and requirements, result in legal liability and regulatory issues for us, and otherwise adversely impact us.
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
We are subject to income taxes as well as non-income-based taxes, and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes could have a material impact on our net income or financial condition. Changes in tax laws, such as the corporate tax rate increase proposed in President Biden’s American Job’s Plan, or tax rulings may at times materially impact our effective tax rate.
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
We operate in a highly regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Even if claims made against us are without merit, they can result in reputational harm and responding to such matters typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders, including as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and standard form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements could adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see the “Legal Proceedings” section in Note 12 - Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2021, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2020.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2021.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	—	$—	—	36,120,342
February 2021	704,808	27.02	704,808	35,415,534
March 2021	950,637	28.18	950,637	34,464,897
Total	1,655,445		1,655,445
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

3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Amended and Restated Bylaws of Registrant (as adopted and effective October 22, 2018), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 24, 2018 (File No. 001-09318)

10.1
2002 Universal Stock Incentive Plan (as amended and restated effective February 9, 2021), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021 (File No. 001-09318)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	May 4, 2021	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	May 4, 2021	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer