Form 10-Q
period 2021-06-30
FRANKLIN RESOURCES INC
filed 2021-08-03
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 27, 2021: 502,854,184.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Operating Revenues
Investment management fees	$1,697.3	$809.2	$4,836.1	$2,697.1
Sales and distribution fees	416.9	302.1	1,227.4	995.3
Shareholder servicing fees	50.5	44.6	155.6	149.4
Other	8.2	5.2	25.4	19.7
Total operating revenues	2,172.9	1,161.1	6,244.5	3,861.5
Operating Expenses
Compensation and benefits	771.4	386.5	2,229.2	1,141.6
Sales, distribution and marketing	531.0	368.6	1,579.3	1,236.4
Information systems and technology	121.8	62.1	355.8	186.4
Occupancy	54.6	31.5	164.1	100.4
Amortization of intangible assets	58.0	4.7	174.1	13.9
General, administrative and other	158.0	75.2	398.5	237.5
Total operating expenses	1,694.8	928.6	4,901.0	2,916.2
Operating Income	478.1	232.5	1,343.5	945.3
Other Income (Expenses)
Investment and other income (losses), net	52.9	49.6	197.2	(63.5)
Interest expense	(25.7)	(5.2)	(71.3)	(15.0)
Investment and other income (losses) of consolidated investment products, net	61.0	0.3	263.3	(25.4)
Expenses of consolidated investment products	(10.9)	(7.4)	(26.5)	(23.1)
Other income (expenses), net	77.3	37.3	362.7	(127.0)
Income before taxes	555.4	269.8	1,706.2	818.3
Taxes on income	83.8	16.1	354.4	157.7
Net income	471.6	253.7	1,351.8	660.6
Less: net income (loss) attributable to
Redeemable noncontrolling interests	33.7	31.3	64.4	11.8
Nonredeemable noncontrolling interests	(0.5)	(68.0)	121.9	(71.2)
Net Income Attributable to Franklin Resources, Inc.	$438.4	$290.4	$1,165.5	$720.0

Earnings per Share
Basic	$0.86	$0.58	$2.27	$1.44
Diluted	0.86	0.58	2.27	1.44

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Income	$471.6	$253.7	$1,351.8	$660.6
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	22.6	26.1	81.3	(18.4)
Net unrealized gains (losses) on defined benefit plans, net of tax	(0.2)	—	0.2	(0.2)
Net unrealized gains (losses) on investments, net of tax	—	(0.1)	—	0.1
Total other comprehensive income (loss)	22.4	26.0	81.5	(18.5)
Total comprehensive income	494.0	279.7	1,433.3	642.1
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	33.7	31.3	64.4	11.8
Nonredeemable noncontrolling interests	(0.5)	(68.0)	121.9	(71.2)
Comprehensive Income Attributable to Franklin Resources, Inc.	$460.8	$316.4	$1,247.0	$701.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$3,856.2	$3,026.8
Receivables	1,361.1	1,233.1
Investments (including $635.1 and $504.8 at fair value at June 30, 2021 and September 30, 2020)	1,615.4	1,304.5
Assets of consolidated investment products
Cash and cash equivalents	504.9	963.0
Investments, at fair value	4,982.6	4,074.0
Property and equipment, net	752.6	813.8
Goodwill	4,516.8	4,500.8
Intangible assets, net	4,751.3	4,914.2
Operating lease right-of-use assets	475.2	534.8
Other	313.0	319.5
Total Assets	$23,129.1	$21,684.5

Liabilities
Compensation and benefits	$976.4	$1,064.0
Accounts payable and accrued expenses	460.5	426.9
Commissions	282.2	268.0
Income taxes	653.0	703.3
Debt	3,480.6	3,017.1
Liabilities of consolidated investment products
Accounts payable and accrued expenses	307.3	611.2
Debt	3,174.8	2,800.6
Deferred taxes	321.2	305.3
Operating lease liabilities	547.9	621.0
Other	441.7	456.1
Total liabilities	10,645.6	10,273.5
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interests	1,052.7	541.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 502,870,612 and 495,116,677 shares issued and outstanding at June 30, 2021 and September 30, 2020	50.3	49.5
Retained earnings	11,151.0	10,472.6
Accumulated other comprehensive loss	(326.1)	(407.6)
Total Franklin Resources, Inc. stockholders’ equity	10,875.2	10,114.5
Nonredeemable noncontrolling interests	555.6	754.6
Total stockholders’ equity	11,430.8	10,869.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$23,129.1	$21,684.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2021	Shares	Amount
Balance at October 1, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$754.6	$10,869.1
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				345.3		345.3	30.8	376.1
Other comprehensive income					92.9	92.9		92.9
Dividends declared on common stock ($0.28 per share)				(144.0)		(144.0)		(144.0)
Repurchase of common stock	(2.1)	(0.2)	(39.9)	(5.5)		(45.6)		(45.6)
Issuance of common stock	12.5	1.2	32.5			33.7		33.7
Stock-based compensation			7.4			7.4		7.4
Net subscriptions and other							93.3	93.3
Balance at December 31, 2020	505.5	$50.5	$—	$10,665.1	$(314.7)	$10,400.9	$878.7	$11,279.6
Net income				381.8		381.8	91.6	473.4
Other comprehensive loss					(33.8)	(33.8)		(33.8)
Dividends declared on common stock ($0.28 per share)				(143.7)		(143.7)		(143.7)
Repurchase of common stock	(1.7)	(0.2)	(56.2)	10.6		(45.8)		(45.8)
Issuance of common stock	0.5	0.1	14.1			14.2		14.2
Stock-based compensation			42.1			42.1		42.1
Net subscriptions and other							16.5	16.5
Deconsolidation of investment products							(31.6)	(31.6)
Adjustment to fair value of redeemable noncontrolling interests				(52.3)		(52.3)		(52.3)
Balance at March 31, 2021	504.3	$50.4	$—	$10,861.5	$(348.5)	$10,563.4	$955.2	$11,518.6
Net income (loss)				438.4		438.4	(0.5)	437.9
Other comprehensive income					22.4	22.4		22.4
Dividends declared on common stock ($0.28 per share)				(143.3)		(143.3)		(143.3)
Repurchase of common stock	(1.4)	(0.1)	(40.7)	(5.6)		(46.4)		(46.4)
Issuance of common stock	—	—	0.2			0.2		0.2
Stock-based compensation			40.5			40.5		40.5
Net subscriptions and other							87.9	87.9
Net deconsolidation of investment products							(487.0)	(487.0)
Balance at June 30, 2021	502.9	$50.3	$—	$11,151.0	$(326.1)	$10,875.2	$555.6	$11,430.8
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2020	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$635.0	$10,541.5
Net income (loss)				350.5		350.5	(11.4)	339.1
Other comprehensive income					55.4	55.4		55.4
Dividends declared on common stock ($0.27 per share)				(135.3)		(135.3)		(135.3)
Repurchase of common stock	(4.6)	(0.4)	(27.8)	(95.4)		(123.6)		(123.6)
Issuance of common stock	2.9	0.3	28.7			29.0		29.0
Stock-based compensation			(0.9)			(0.9)		(0.9)
Net subscriptions and other							35.6	35.6
Deconsolidation of investment product							(0.7)	(0.7)
Acquisition							19.0	19.0
Balance at December 31, 2019	497.6	$49.8	$—	$10,408.0	$(376.2)	$10,081.6	$677.5	$10,759.1
Net income				79.1		79.1	8.2	87.3
Other comprehensive loss					(99.9)	(99.9)		(99.9)
Dividends declared on common stock ($0.27 per share)				(134.6)		(134.6)		(134.6)
Repurchase of common stock	(2.9)	(0.4)	(41.7)	(22.5)		(64.6)		(64.6)
Issuance of common stock	0.6	0.1	15.9			16.0		16.0
Stock-based compensation			25.8			25.8		25.8
Net subscriptions and other							96.3	96.3
Deconsolidation of investment product							(0.6)	(0.6)
Balance at March 31, 2020	495.3	$49.5	$—	$10,330.0	$(476.1)	$9,903.4	$781.4	$10,684.8
Net income (loss)				290.4		290.4	(68.0)	222.4
Other comprehensive income					26.0	26.0		26.0
Dividends declared on common stock ($0.27 per share)				(134.6)		(134.6)		(134.6)
Repurchase of common stock	—	—	(29.1)	29.0		(0.1)		(0.1)
Issuance of common stock	0.1	—	1.0			1.0		1.0
Stock-based compensation			28.1			28.1		28.1
Net subscriptions and other							76.3	76.3
Balance at June 30, 2020	495.4	$49.5	$—	$10,514.8	$(450.1)	$10,114.2	$789.7	$10,903.9
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2021	2020

Net Income	$1,351.8	$660.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	126.6	86.9
Amortization of deferred sales commissions	58.8	60.1
Depreciation and other amortization	70.9	58.5
Amortization of intangible assets	174.1	13.9
Losses (income) from investments in equity method investees	(123.8)	110.3
Net (gains) losses on investments of consolidated investment products	(176.1)	103.0
Net purchase of investments by consolidated investment products	(434.4)	(558.5)
Deferred income taxes	(42.3)	(34.5)
Other	(40.8)	(1.1)
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(115.2)	0.4
Decrease in investments, net	1.0	323.5
Decrease in accrued compensation and benefits	(88.9)	(61.0)
Increase (decrease) in commissions payable	14.2	(42.0)
Decrease in income taxes payable	(50.4)	(73.7)
Decrease in accounts payable, accrued expenses and other liabilities	(1.7)	(44.6)
Increase in accounts payable and accrued expenses of consolidated investment products	15.5	100.8
Net cash provided by operating activities	739.3	702.6
Purchase of investments	(624.8)	(426.9)
Liquidation of investments	383.7	529.5
Purchase of investments by consolidated collateralized loan obligations	(2,731.1)	(1,344.0)
Liquidation of investments by consolidated collateralized loan obligations	1,148.7	400.5
Decrease (increase) in loans receivable, net	42.7	(57.4)
Additions of property and equipment, net	(34.9)	(85.3)
Acquisitions, net of cash acquired	—	(81.8)
Payments of contingent consideration asset	15.6	—
Net (deconsolidation) consolidation of investment products	(135.9)	601.2
Net cash used in investing activities	(1,936.0)	(464.2)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2021	2020

Issuance of common stock	$11.0	$12.1
Dividends paid on common stock	(418.6)	(399.1)
Repurchase of common stock	(135.8)	(188.3)
Proceeds from issuance of debt	748.3	—
Payment of debt issuance costs	(6.7)	—
Payment on debt	(250.0)	—
Proceeds from loan	—	0.2
Payments on loan	—	(0.4)
Proceeds from debt of consolidated investment products	1,636.2	899.3
Payment on debt of consolidated investment products	(488.7)	(194.1)
Payments on contingent consideration liability	—	(0.1)
Noncontrolling interests	447.2	449.4
Net cash provided by financing activities	1,542.9	579.0
Effect of exchange rate changes on cash and cash equivalents	25.1	6.2
Increase in cash and cash equivalents	371.3	823.6
Cash and cash equivalents, beginning of period	3,989.8	6,206.6
Cash and Cash Equivalents, End of Period	$4,361.1	$7,030.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$434.6	$266.8
Cash paid for interest	76.2	12.2
Cash paid for interest by consolidated investment products	75.7	44.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2020 (“fiscal year 2020”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2021.
During the quarter ended June 30, 2021, the Company identified an error related to the accounting of its indirect interests in certain collateralized loan obligations (“CLOs”) held through a limited partnership and the Company’s conclusion to consolidate that limited partnership. In accordance with U.S. GAAP, the Company should have consolidated the CLOs as the Company is the primary beneficiary of these entities and should not have consolidated the limited partnership. The error resulted in the misstatement of previously reported assets and liabilities and resulting cash flows.
The consolidation of the CLOs results in increases to total assets and liabilities partially offset by the deconsolidation of the limited partnership which results in a reduction to total assets and stockholders’ equity. The error had no impact to net income attributable to the Company, earnings per share, retained earnings, or total Franklin Resources, Inc. stockholders’ equity.
The Company determined that the error did not result in a material misstatement to its previously issued consolidated financial statements. Nonetheless, for comparability, the Company has revised the comparative prior period amounts included in the consolidated balance sheets, consolidated statements of cash flows, and related footnote disclosures.

The impact of the error on the consolidated balance sheet as of September 30, 2020 is as follows:

(in millions)	As Reported	Adjustments	As Revised
Receivables	$1,200.6	$32.5	$1,233.1
Investments	1,270.5	34.0	1,304.5
Assets of consolidated investment products
Cash and cash equivalents	930.7	32.3	963.0
Investments, at fair value	2,709.2	1,364.8	4,074.0
Total Assets	20,220.9	1,463.6	21,684.5

Liabilities of consolidated investment products
Accounts payable and accrued expenses	$510.1	$101.1	$611.2
Debt	1,333.4	1,467.2	2,800.6
Total Liabilities	8,705.2	1,568.3	10,273.5

Nonredeemable noncontrolling interests	$859.3	$(104.7)	$754.6
Stockholders’ equity	10,973.8	(104.7)	10,869.1
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	20,220.9	1,463.6	21,684.5

The impact of the error on the consolidated statement of cash flows for the nine months ended June 30, 2020 is as follows:

(in millions)	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$646.6	$56.0	$702.6
Net cash provided by (used in) investing activities	269.1	(733.3)	(464.2)
Net cash provided by (used in) financing activities	96.4	482.6	579.0
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

The following table presents the effects of the change in the presentation of operating revenues, operating expenses and other income, net, to the Company’s previously reported consolidated statements of income:

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
(in millions)	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Operating revenues
Other	$32.2	$(27.0)	$5.2	$97.3	$(77.6)	$19.7

Operating Expenses
General, administrative, and other[1]	$85.7	$(5.8)	$79.9	$271.8	$(20.4)	$251.4

Other Income (Expenses)
Investment and other income (losses), net	$22.9	$26.7	$49.6	$(166.5)	103.0	$(63.5)
Interest expense	(6.8)	1.6	(5.2)	(17.7)	2.7	(15.0)
Investment and other income (losses) of consolidated investment products, net	—	0.3	0.3	—	(25.4)	(25.4)
Expenses of consolidated investment products	—	(7.4)	(7.4)	—	(23.1)	(23.1)
Other income (expenses), net	$16.1	$21.2	$37.3	$(184.2)	$57.2	$(127.0)
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
There were no changes to the purchase price allocation during the three and nine months ended June 30, 2021; however, the purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed with the exception of deferred tax assets and liabilities which were valued using preliminary assumptions.
Transaction costs incurred in connection with the acquisition were 6.7 million for the nine months ended June 30, 2021. These costs were primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred 13.0 million of acquisition-related compensation and benefits expense during the nine months ended June 30, 2021, primarily for employee severance and retention incentives.
Revenue and net income of Legg Mason included in total operating revenues and net income attributable to Franklin Resources, Inc. in the consolidated statements of income were 1,500.8 million and 291.4 million for the six months ended March 31, 2021. Due to the continued integration of the combined businesses, it is no longer practicable to separately report total revenue and net income of Legg Mason in periods subsequent to March 31, 2021.
See Note 3 – Acquisitions in the Company’s Form 10-K for fiscal year 2020 for additional information regarding the acquisition of Legg Mason.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Franklin Resources, Inc.	$438.4	$290.4	$1,165.5	$720.0
Less: allocation of earnings to participating nonvested stock and stock unit awards	19.4	4.2	50.6	9.7
Net Income Available to Common Stockholders	$419.0	$286.2	$1,114.9	$710.3

Weighted-average shares outstanding – basic	489.2	490.4	490.3	492.2
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.3	0.6	0.5
Weighted-Average Shares Outstanding – Diluted	489.9	490.7	490.9	492.7

Earnings per Share
Basic	$0.86	$0.58	$2.27	$1.44
Diluted	0.86	0.58	2.27	1.44
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and nine months ended June 30, 2021, and 0.5 million for the three and nine months ended June 30, 2020.
Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2021
Investment management fees	$1,213.0	$269.9	$73.1	$85.7	$55.6	$1,697.3
Sales and distribution fees	293.7	100.5	14.0	8.4	0.3	416.9
Shareholder servicing fees	38.3	10.1	0.1	2.0	—	50.5
Other	7.8	0.3	—	0.1	—	8.2
Total	$1,552.8	$380.8	$87.2	$96.2	$55.9	$2,172.9

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2021
Investment management fees	$3,416.1	$803.2	$212.7	$248.0	$156.1	$4,836.1
Sales and distribution fees	852.4	295.2	38.9	37.4	3.5	1,227.4
Shareholder servicing fees	119.9	26.0	0.2	5.9	3.6	155.6
Other	17.9	0.8	—	1.6	5.1	25.4
Total	$4,406.3	$1,125.2	$251.8	$292.9	$168.3	$6,244.5

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2020
Investment management fees	$488.7	$203.3	$58.5	$41.3	$17.4	$809.2
Sales and distribution fees	205.4	83.9	11.9	0.7	0.2	302.1
Shareholder servicing fees	37.0	5.9	—	1.7	—	44.6
Other	4.8	0.3	—	0.1	—	5.2
Total	$735.9	$293.4	$70.4	$43.8	$17.6	$1,161.1

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2020
Investment management fees	$1,590.7	$691.9	$201.7	$151.4	$61.4	$2,697.1
Sales and distribution fees	675.1	277.5	39.6	2.2	0.9	995.3
Shareholder servicing fees	123.1	19.4	0.2	6.7	—	149.4
Other	16.9	0.9	—	0.4	1.5	19.7
Total	$2,405.8	$989.7	$241.5	$160.7	$63.8	$3,861.5
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 78% and 80% of the Company’s total operating revenues for the three and nine months ended June 30, 2021 and 91% for the three and nine months ended June 30, 2020.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2021	September 30, 2020
Investments, at fair value
Sponsored funds and separate accounts	$392.3	$303.4
Investments related to long-term incentive plans	185.3	146.6
Other equity and debt investments	57.5	54.8
Total investments, at fair value	635.1	504.8
Investments in equity method investees	907.2	716.2
Other investments	73.1	83.5
Total	$1,615.4	$1,304.5

Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 9 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$251.3	$35.0	$21.7	$84.3	$392.3
Investments related to long-term incentive plans	185.3	—	—	—	185.3
Other equity and debt investments	5.0	8.1	3.0	41.4	57.5
Contingent consideration asset	—	—	24.1	—	24.1
Total Assets Measured at Fair Value	$441.6	$43.1	$48.8	$125.7	$659.2

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Investments, at fair value
Sponsored funds and separate accounts	$176.3	$40.9	$17.4	$68.8	$303.4
Investments related to long-term incentive plans	145.5	—	—	1.1	146.6
Other equity and debt investments	2.1	1.5	—	51.2	54.8
Contingent consideration asset	—	—	39.7	—	39.7
Total Assets Measured at Fair Value	$323.9	$42.4	$57.1	$121.1	$544.5

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate infrastructure funds. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $55.1 million with an expected weighted-average life of 4.1 years at June 30, 2021, and $51.2 million with an expected weighted-average life of 1.9 years at September 30, 2020. The liquidation period for an investment in a private debt fund of $44.4 million and $40.2 million at June 30, 2021 and September 30, 2020 is unknown. The Company’s unfunded commitments to the funds totaled $9.5 million at June 30, 2021 and September 30, 2020. The redeemable global equity funds investment of $12.7 million and $25.3 million at June 30, 2021 and September 30, 2020 can be redeemed monthly and redeemable private real estate infrastructure fund investment of $11.8 million at June 30, 2021 can be redeemed quarterly.

Changes in the Level 3 assets and liabilities were as follows:

	2021			2020
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the three months ended June 30,
Balance at beginning of period	$19.5	$29.1	$(25.3)	$27.7	$(7.6)
Acquisitions	—	—	—	—	(16.7)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	0.2	—	—	0.8	—
Included in general, administrative and other expense	—	—	—	—	(0.2)
Purchases	5.3	—	—	2.3	—
Sales	(0.3)	—	—	(10.5)	—
Settlements	—	(5.0)	—	(2.3)	0.1
Balance at End of Period	$24.7	$24.1	$(25.3)	$18.0	$(24.4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$0.2	$—	$—	$0.1	$(0.2)

	2021			2020
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Liabilities
for the nine months ended June 30,
Balance at beginning of period	$17.4	$39.7	$(25.3)	$32.1	$—
Acquisitions	—	—	—	—	(24.3)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	—	—	—	0.1	—
Included in general, administrative and other expense	—	—	—	—	(0.2)
Purchases	13.8	—	—	14.9	—
Sales	(5.8)	—	—	(14.0)	—
Settlements	(0.5)	(15.6)	—	(5.1)	0.1
Consolidation of investment product	—	—	—	(10.0)	—
Transfers out of Level 3	(0.2)	—	—	—	—
Balance at End of Period	$24.7	$24.1	$(25.3)	$18.0	$(24.4)
Change in unrealized losses included in net income relating to assets and liabilities held at end of period	$—	$—	$—	$(0.9)	$(0.2)

Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2021		September 30, 2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,856.2	$3,856.2	$3,026.8	$3,026.8
Other investments
Time deposits	2	20.1	20.1	19.2	19.2
Equity securities	3	53.0	57.5	64.3	67.3
Loans receivable	3	—	—	42.4	42.4

Financial Liability
Debt	2	$3,480.6	$3,533.0	$3,017.1	$3,086.5
Note 8 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 9 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

	June 30, 2021		September 30, 2020
(in millions)	Carrying Value	Effective Interest Rate	Carrying Value	Effective Interest Rate
Notes issued by Franklin Resources, Inc.
$300 million 2.800% senior notes due September 2022	$299.9	2.93%	$299.8	2.93%
$400 million 2.850% senior notes due March 2025	399.7	2.97%	399.7	2.97%
$750 million 1.600% senior notes due October 2030	748.4	1.72%	—	N/A
Total notes issued by Franklin Resources, Inc.	1,448.0		699.5
Notes issued by Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	268.0	1.53%	272.4	1.53%
$450 million 4.750% senior notes due March 2026	513.0	1.80%	523.0	1.80%
$550 million 5.625% senior notes due January 2044	743.7	3.38%	747.5	3.38%
$250 million 6.375% junior notes due March 2056	—	N/A	260.7	6.08%
$500 million 5.450% junior notes due September 2056	515.8	5.25%	516.1	5.25%
Total notes issued by Legg Mason	2,040.5		2,319.7
Debt issuance costs	(7.9)		(2.1)
Total	$3,480.6		$3,017.1
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
At June 30, 2021, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,450.0 million. The notes have fixed interest rates with interest payable semi-annually.

At June 30, 2021, Legg Mason’s outstanding senior unsecured unsubordinated notes and junior unsecured subordinated notes had an aggregate principal amount due of $1,750.0 million. The notes have fixed interest rates with interest payable semi-annually for senior notes and quarterly for junior notes. Effective August 2, 2021, Franklin has agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The Company was in compliance with all debt covenants at June 30, 2021.
The junior notes due September 2056 may be redeemed in whole on or after September 15, 2021. The Company currently expects to call these notes in September 2021, subject to approval by the Franklin Resources, Inc. Board of Directors.
At June 30, 2021, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
Note 9 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 57 CIPs, including eight CLOs, as of June 30, 2021 and 75 CIPs, including eight CLOs, as of September 30, 2020.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$504.9	$963.0
Receivables	148.7	118.3
Investments, at fair value	4,982.6	4,074.0
Total Assets	$5,636.2	$5,155.3

Liabilities
Accounts payable and accrued expenses	$307.3	$611.2
Debt	3,174.8	2,800.6
Other liabilities	5.0	12.1
Total liabilities	3,487.1	3,423.9
Redeemable Noncontrolling Interests	854.8	397.3
Stockholders’ Equity
Franklin Resources, Inc.’s interests	948.1	754.4
Nonredeemable noncontrolling interests	346.2	579.7
Total stockholders’ equity	1,294.3	1,334.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$5,636.2	$5,155.3
The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2021 and 2020.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2021
Assets
Cash and cash equivalents of CLOs	$121.9	$—	$—	$—	$121.9
Receivables of CLOs	—	105.8	—	—	105.8
Investments
Equity and debt securities	289.8	774.0	288.9	338.3	1,691.0
Loans	—	3,247.7	21.4	—	3,269.1
Real estate	—	—	22.5	—	22.5
Total Assets Measured at Fair Value	$411.7	$4,127.5	$332.8	$338.3	$5,210.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Cash and cash equivalents of CLOs	$527.3	$—	$—	$—	$527.3
Receivables of CLOs	—	57.8	—	—	57.8
Investments
Equity and debt securities	177.6	285.7	322.3	261.1	1,046.7
Loans	—	2,663.2	24.9	—	2,688.1
Real estate	—	—	339.2	—	339.2
Total Assets Measured at Fair Value	$704.9	$3,006.7	$686.4	$261.1	$4,659.1
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable hedge fund, nonredeemable private equity funds, and a nonredeemable U.S. equity fund. The investments in nonredeemable funds are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods were $132.1 million with an expected weighted-average life of 0.8 years at June 30, 2021, and $261.1 million with an expected weighted-average life of 4.2 years at September 30, 2020. The CIPs’ unfunded commitments to these funds totaled $0.5 million and $94.0 million, of which the Company was contractually obligated to fund $0.2 million and $11.4 million based on its ownership percentage in the CIPs, at June 30, 2021 and September 30, 2020. The liquidation periods for investments in a redeemable hedge fund of $146.8 million and a nonredeemable U.S. equity fund of $59.4 million at June 30, 2021 are unknown.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2021
Balance at April 1, 2021	$271.2	$423.5	$22.4	$717.1
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	6.2	2.4	0.2	8.8
Purchases	14.0	44.2	—	58.2
Sales and settlements	(2.4)	—	(1.2)	(3.6)
Deconsolidations	—	(448.8)	—	(448.8)
Transfers into Level 3	0.9	—	—	0.9
Transfers out of Level 3	(1.0)	—	—	(1.0)
Foreign exchange revaluation	—	1.2	—	1.2
Balance at June 30, 2021	$288.9	$22.5	$21.4	$332.8
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2021	$6.2	$(0.5)	$0.2	$5.9

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2021
Balance at October 1, 2020	$322.3	$339.2	$24.9	$686.4
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	26.3	5.1	0.2	31.6
Purchases	34.1	116.5	—	150.6
Sales and settlements	(59.4)	—	(3.7)	(63.1)
Deconsolidations	(36.2)	(448.8)	—	(485.0)
Transfers into Level 3	2.1	—	—	2.1
Transfers out of Level 3	(1.0)	—	—	(1.0)
Foreign exchange revaluation	0.7	10.5	—	11.2
Balance at June 30, 2021	$288.9	$22.5	$21.4	$332.8
Change in unrealized gains included in net income relating to assets held at June 30, 2021	$25.9	$2.2	$0.3	$28.4

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2020
Balance at April 1, 2020	$287.0	$288.0	$11.0	$586.0
Realized and unrealized losses included in investment and other income (losses) of consolidated investment products, net	(9.4)	(0.4)	(0.4)	(10.2)
Purchases	63.1	12.1	—	75.2
Sales and settlements	(1.2)	—	(1.7)	(2.9)
Transfers out of Level 3	(0.1)	—	—	(0.1)
Foreign exchange revaluation	(1.8)	4.6	—	2.8
Balance at June 30, 2020	$337.6	$304.3	$8.9	$650.8
Change in unrealized losses included in net income relating to assets held at June 30, 2020	$(8.6)	$(0.5)	$(0.4)	$(9.5)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2020
Balance at October 1, 2019	$333.8	$152.7	$16.6	$503.1
Realized and unrealized losses included in investment and other income (losses) of consolidated investment products, net	(37.3)	(1.3)	(1.8)	(40.4)
Purchases	85.8	153.7	—	239.5
Sales and settlements	(3.5)	—	(5.9)	(9.4)
Deconsolidation	(40.7)	—	—	(40.7)
Transfers into Level 3	2.2	—	—	2.2
Transfers out of Level 3	(1.1)	—	—	(1.1)
Foreign exchange revaluation	(1.6)	(0.8)	—	(2.4)
Balance at June 30, 2020	$337.6	$304.3	$8.9	$650.8
Change in unrealized losses included in net income relating to assets held at June 30, 2020	$(36.5)	$(1.3)	$(1.8)	$(39.6)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$155.6	Market pricing	Private sale pricing	$0.02–$143.39 ($18.25) per share
	71.7	Discounted cash flow	Discount rate	3.4%–6.3% (4.3%)
			Risk premium	14.5%
	61.6	Market comparable companies	Enterprise value/ EBITDA multiple	13.5–20.6 (17.1)
			Discount for lack of marketability	14.8%–25.5% (21.1%)
			Enterprise value/ Revenue multiple	0.6–7.2 (4.9)
			Price to earnings ratio	28.5

Real estate	22.5	Discounted cash flow	Discount rate	6.0%
			Exit capitalization rate	5.5%

(in millions)
as of September 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$119.8	Discounted cash flow	Discount rate	4.0%–23.0% (11.4%)
			Discount for lack of marketability	17.0%
			Risk premium	9.7%–19.3% (16.7%)
	108.5	Market comparable companies	Enterprise value/ EBITDA multiple	7.0–19.1 (10.8)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Risk premium	55.0%
			Enterprise value/ Revenue multiple	7.5
			Price to earnings ratio	9.4–10.0 (9.7)
	94.0	Market pricing	Private sale pricing	$0.02-$100.00 ($13.01) per share

Real estate	231.8	Discounted cash flow	Discount rate	4.5%–6.5% (5.2%)
			Exit capitalization rate	6.0%
	107.4	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)
__________________
1Based on the relative fair value of the instruments.

If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower) as of June 30, 2021, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of June 30, 2021, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2021		September 30, 2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$383.0	$383.0	$435.7	$435.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$3,157.2	$3,147.2	$2,646.9	$2,683.2
Other debt	3	17.6	17.6	153.7	155.2
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	June 30, 2021		September 30, 2020
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$3,157.2	2.25%	$2,646.9	2.99%
Other debt	17.6	3.22%	153.7	2.97%
Total	$3,174.8		$2,800.6
The debt of CLOs had fixed and floating interest rates based on LIBOR ranging from 1.00% to 8.28% at June 30, 2021, and from 1.43% to 8.34% at September 30, 2020. The other debt had fixed and floating interest rates primarily based on LIBOR, EURIBOR and U.S. Treasury rates ranging from 2.42% to 4.24% at June 30, 2021, and from 1.00% to 5.81% at September 30, 2020.
The contractual maturities for the debt of CIPs at June 30, 2021 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2021 (remainder of year)	$121.2
2022	61.9
2023	—
2024	—
2025	9.8
Thereafter	2,981.9
Total	$3,174.8

Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	June 30, 2021	September 30, 2020
Unpaid principal balance	$3,245.9	$2,809.8
Difference between unpaid principal balance and fair value	9.9	(146.6)
Fair Value	$3,255.8	$2,663.2
Investments 90 days or more past due were $6.5 million and $3.9 million at June 30, 2021 and September 30, 2020.
The Company recognized $1.1 million and $8.5 million of net gains during the three and nine months ended June 30, 2021 related to its own economic interests in the CLOs.The aggregate principal amount due of the debt of CLOs was $3,165.4 million and $2,821.6 million at June 30, 2021 and September 30, 2020.
Note 10 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2021
	CIPs	Minority Interests	Total	2020¹
for the three months ended June 30,
Balance at beginning of period	$609.9	$205.8	$815.7	$209.1
Net income	23.5	10.2	33.7	31.3
Net subscriptions (distributions) and other	190.1	(18.1)	172.0	52.6
Net consolidations	31.3	—	31.3	420.8
Balance at End of Period	$854.8	$197.9	$1,052.7	$713.8

(in millions)	2021
	CIPs	Minority Interests	Total	2020¹
for the nine months ended June 30,
Balance at beginning of period	$397.3	$144.6	$541.9	$746.7
Net income	42.9	21.5	64.4	11.8
Net subscriptions (distributions) and other	270.0	(20.5)	249.5	241.2
Net consolidations (deconsolidations)	144.6	—	144.6	(285.9)
Adjustment to fair value	—	52.3	52.3	—
Balance at End of Period	$854.8	$197.9	$1,052.7	$713.8
______________
1Represents redeemable noncontrolling interests of CIPs.
Note 11 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)	June 30, 2021	September 30, 2020
Investments	$664.7	$439.2
Receivables	173.9	168.0
Loans receivable	—	42.4
Total	$838.6	$649.6

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the nine months ended June 30, 2021. In April 2020, the Company authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and which are in the process of winding up. See Note 12 – Commitments and Contingencies for further information. The loans were fully repaid during the second quarter of the fiscal year ending September 30, 2021.
Note 12 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, Franklin Templeton Trustee Services Private Limited (“FTTS”), a subsidiary of Franklin, announced its decision to wind up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds”), closing the Funds to redemptions. At the time, the Funds had collective assets under management of approximately $3.4 billion. In connection with the wind-up decision, FTTS sought to convene unitholder meetings for the Funds to approve the appointment of a liquidator and the asset management company to the Funds, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), ceased earning investment management fees on the Funds.
In May and June 2020, certain Fund unitholders and others commenced multiple writ petition actions in different courts in India against a number of respondents, including Franklin, its subsidiaries FTTS, FTAMI, and Templeton International, Inc., as sponsor of the Franklin Templeton Mutual Fund, and related individuals (collectively, the “Company Respondents”), the Securities and Exchange Board of India (“SEBI”), and other governmental entities. The petitioners challenged the decision to wind up the Funds and alleged that the Company Respondents violated various SEBI regulations, mismanaged the Funds, misrepresented or omitted certain information relating to the Funds, and/or engaged in other alleged misconduct. The petitioners requested a wide range of relief, including, among other items, an order quashing the winding up notices and blocking the unitholder votes, initiating investigations into the Company Respondents, and allowing the unitholder petitioners to redeem their investments with interest. One of the petitioners obtained an interim injunction order staying the operation and implementation of the unitholder voting process. Following appeals to the Supreme Court of India, the petitions were transferred to the High Court of Karnataka for further consolidated proceedings.
In October 2020, the High Court of Karnataka issued its judgment, in which it upheld the decision taken by FTTS to wind up the Funds and held that there was “nothing wrong with the decision making process,” but determined that unitholder approval is required to implement the decision. Certain Company Respondents and other parties filed cross-appeals to the Supreme Court of India, and certain intervenors filed applications, challenging aspects of the High Court’s judgment. In December 2020, with the approval of the Supreme Court, and without prejudice to its arguments on appeal that unitholder approval of the wind-up decision is not required, FTTS proceeded to obtain approval from the majority of the voting unitholders for winding up the six Funds. In February 2021, the Supreme Court issued a decision confirming the results of the unitholder votes and appointed a third-party asset manager to serve as the liquidator and begin cash distributions to unitholders.
In July 2021, the Supreme Court issued a ruling interpreting applicable regulations to require unitholder consent to effect a trustee’s decision to wind up a fund, while finding that, upon the trustee’s publication of its decision to unitholders under applicable regulations, fund business activities, including redemptions, are suspended pending the results of the unitholder vote. The Supreme Court further found that FTTS’ April 2020 publication to unitholders of its wind-up decision complied with applicable regulations, effectively freezing redemptions. The Supreme Court is expected to set a further hearing for October 2021 in connection with the remaining issues on appeal.
FTAMI continues to cooperate with the court-appointed liquidator in its work to liquidate the Funds’ remaining investments and distribute proceeds to unitholders. As of July 2021, approximately $2.8 billion has been distributed to Fund unitholders.
Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain FTAMI employees (including in their officer or director capacities), alleging certain deficiencies and areas of non-compliance in the management of the Funds. Following respondents’ responses to the show cause notices, in June 2021, SEBI issued orders against FTAMI, FTTS, and the FTAMI employee respondents, finding violations of certain regulatory provisions, including with respect to similarity in investment strategies among the Funds, calculation of duration and valuation of portfolio securities, deficiencies in documentation relating to investment diligence and investment terms, and portfolio risk management. SEBI’s orders include, as applicable, aggregate monetary penalties of INR 20.0 crore (approximately $2.7 million); disgorgement of investment management and advisory fees, together with interest through the date of SEBI’s order, totaling INR 512.5 crore (approximately $68.9 million), with continuing accrual of 12% interest until paid; and a prohibition on FTAMI from launching new fixed income funds in India for a two-year period. The respondents filed appeals, as well as applications to stay enforcement of SEBI’s orders pending resolution of the appeals, with the Securities Appellate Tribunal (the “SAT”) in India. In June 2021, the SAT granted the stay requested by FTAMI, subject to FTAMI’s deposit of INR 250.0 crore (approximately $33.6 million) into an escrow account, which has been deposited. In July 2021, SEBI appealed the SAT’s stay order to the Supreme Court of India. Based on FTAMI’s submission that it would not launch new fixed income schemes in India pending resolution of its appeal, the Supreme Court of India did not interfere with the SAT’s stay order with respect to the monetary amounts and disposed of SEBI’s appeal. In July 2021, the SAT also granted FTTS and the FTAMI employee respondents’ stay requests, subject to the deposit of an aggregate of INR 7.5 crore (approximately $1.0 million) into an escrow account. The SAT appeals remain pending.
The Company is also responding to related inquiries and investigations commenced by certain governmental agencies in India, including the previously-reported “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department against certain of the Company Respondents in connection with a complaint by two Fund unitholders, as well as a related investigation by India’s Enforcement Directorate commenced in or around April 2021. The Company is cooperating in these matters.
The Company strongly believes that the decision taken by FTTS to wind up the Funds was in the best interests of unitholders. The Company further believes that it has meritorious defenses to the outstanding claims in the pending proceedings and intends to continue vigorously defending against the claims. The Company cannot at this time predict the eventual outcome of the matters described above or reasonably estimate the possible loss or range of loss that may arise from any final outcome of such matters, including due to the complexities and uncertainty involved in the appeals and the various questions of law and fact at issue.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2021 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of June 30, 2021.
Other Commitments and Contingencies
At June 30, 2021, there were no material changes in the other commitments and contingencies as reported in the Company’s Form 10-K for fiscal year 2020.

Note 13 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2021
Nonvested balance at October 1, 2020	12,141	4,808	16,949	$24.30
Granted	5,661	351	6,012	20.85
Vested	(938)	(223)	(1,161)	30.36
Forfeited/canceled	(392)	(631)	(1,023)	31.41
Nonvested Balance at June 30, 2021	16,472	4,305	20,777	$22.61
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $319.1 million at June 30, 2021. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.
Note 14 – Investment and Other Income (Losses), Net
Investment and other income (losses), net consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2021	2020	2021	2020
Dividend income	$1.9	$5.5	$5.7	$44.1
Interest income	1.5	2.3	6.7	11.4
Gains (losses) on investments, net	17.3	42.3	76.2	(29.3)
Income (losses) from investments in equity method investees	39.4	10.0	123.8	(110.3)
Gains (losses) on derivatives, net	(9.1)	(20.2)	(25.2)	8.9
Rental income	7.2	7.7	22.7	23.0
Foreign currency exchange losses, net	(7.2)	(0.6)	(17.2)	(11.5)
Other, net	1.9	2.6	4.5	0.2
Investment and other income (losses), net	$52.9	$49.6	$197.2	$(63.5)
Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at June 30, 2021 and 2020 were $(0.2) million and $27.2 million for the three and nine months ended June 30, 2021, and $52.9 million and $(12.5) million for the three and nine months ended June 30, 2020.
Note 15 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2021
Balance at April 1, 2021	$(340.9)	$(7.6)	$(348.5)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	21.5	(0.2)	21.3
Reclassifications to net investment and other income (losses), net of tax	1.1	—	1.1
Total other comprehensive income (loss)	22.6	(0.2)	22.4
Balance at June 30, 2021	$(318.3)	$(7.8)	$(326.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2021
Balance at October 1, 2020	$(399.6)	$(8.0)	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	79.3	0.2	79.5
Reclassifications to net investment and other income (losses), net of tax	2.0	—	2.0
Total other comprehensive income	81.3	0.2	81.5
Balance at June 30, 2021	$(318.3)	$(7.8)	$(326.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the three months ended June 30, 2020
Balance at April 1, 2020	$(469.9)	$(6.4)	$0.2	$(476.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	26.1	—	(0.5)	25.6
Reclassifications to net investment and other income (losses), net of tax	—	—	0.4	0.4
Total other comprehensive income (loss)	26.1	—	(0.1)	26.0
Balance at June 30, 2020	$(443.8)	$(6.4)	$0.1	$(450.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
for the nine months ended June 30, 2020
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(18.8)	(0.2)	(0.5)	(19.5)
Reclassifications to net investment and other income (losses), net of tax	0.4	—	0.6	1.0
Total other comprehensive income (loss)	(18.4)	(0.2)	0.1	(18.5)
Balance at June 30, 2020	$(443.8)	$(6.4)	$0.1	$(450.1)
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Balanced Equity Management®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Darby®, Edinburgh Partners™, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, LibertyShares®, Martin Currie®, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, multi-asset, alternative and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During our third fiscal quarter, the global equity markets continued to provide strong positive returns, reflecting among other things, accelerated rollout of COVID-19 vaccines in most developed economies and a decline in U.S. 10-year treasury yields. The S&P 500 Index and MSCI World Index increased 8.6% and 7.9% for the quarter and 29.3% each for the fiscal year to date. The global bond markets turned positive as the Bloomberg Barclays Global Aggregate Index increased 1.3% during the quarter, and remained essentially flat for the fiscal year to date.
Our total AUM at June 30, 2021 was $1,552.1 billion, 9% higher than at September 30, 2020 and 149% higher than at June 30, 2020. Simple monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2021 increased 153% and 128% from the same periods in the prior fiscal year. The increases in total AUM and average AUM from the same periods in the prior fiscal year is primarily due to the Legg Mason, Inc. (“Legg Mason”) acquisition.

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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2021	2020		2021	2020
Operating revenues[1]	$2,172.9	$1,161.1	87%	$6,244.5	$3,861.5	62%
Operating income[1]	478.1	232.5	106%	1,343.5	945.3	42%
Net income attributable to Franklin Resources, Inc.	438.4	290.4	51%	1,165.5	720.0	62%
Diluted earnings per share	$0.86	$0.58	48%	$2.27	$1.44	58%
Operating margin[2]	22.0%	20.0%		21.5%	24.5%

As adjusted (non-GAAP):[3]
Adjusted operating income	$601.2	$270.8	122%	$1,732.2	$1,062.2	63%
Adjusted operating margin	36.5%	34.0%		37.2%	40.2%

Adjusted net income	$493.7	$348.9	42%	$1,270.6	$1,020.0	25%
Adjusted diluted earnings per share	$0.96	$0.70	37%	$2.48	$2.04	22%
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
Operating income increased $245.6 million and $398.2 million for the three and nine months ended June 30, 2021, as compared to the same periods in the prior fiscal year, as 87% and 62% increases in operating revenues were partially offset by 83% and 68% increases in operating expenses. The increases in operating revenues and operating expenses for the three- and nine-month periods were primarily due to the acquisition of Legg Mason. Net income attributable to Franklin Resources, Inc. increased $148.0 million for the three months ended June 30, 2021 due to the increase in operating income, partially offset by higher taxes on income and lower other income, net, less the portion attributable to noncontrolling interests. Net income attributable to Franklin Resources, Inc. increased $445.5 million for the nine months ended June 30, 2021 due to the increase in operating income and higher other income, net, less the portion attributable to noncontrolling interests, partially offset by higher taxes on income.
Diluted earnings per share increased for the three and nine months ended June 30, 2021 consistent with the increases in net income available to common stockholders and the impacts of decreases in diluted average common shares outstanding in both periods, primarily resulting from repurchases of shares of our common stock during the twelve-month period ended June 30, 2021.

Adjusted operating income increased $330.4 million and $670.0 million for the three and nine months ended June 30, 2021 primarily due to 112% and 81% increases in investment management fees, partially offset by 98% and 90% increases in compensation and benefits expenses. The increases in investment management fees and compensation and benefits expenses for the three- and nine-month periods were primarily due to the acquisition of Legg Mason. Adjusted net income increased $144.8 million and $250.6 million for the three and nine months ended June 30, 2021 due to the increases in adjusted operating income, partially offset by lower other income, net, less the portion attributable to noncontrolling interests and higher taxes on income.
Adjusted diluted earnings per share increased for the three and nine months ended June 30, 2021, consistent with the increases in adjusted net income and the impacts of the decreases in diluted average common shares outstanding.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	June 30, 2021	June 30, 2020	Percent Change
Fixed Income	$658.1	$211.3	211%
Equity	536.9	235.8	128%
Multi-Asset	153.0	118.5	29%
Alternative	140.8	46.8	201%
Cash Management	63.3	10.4	509%
Total	$1,552.1	$622.8	149%
In the first quarter of the fiscal year ending September 30, 2021 (“fiscal year 2021”), we revised our presentation of AUM to reflect changes in asset class of certain legacy Legg Mason AUM as part of our post-acquisition onboarding process.
AUM at June 30, 2021 increased 149% from June 30, 2020 driven by $797.4 billion from the acquisition of Legg Mason as well as $182.1 billion from net market change, distributions and other, partially offset by $27.9 billion of long-term net outflows and $22.3 billion of cash management net outflows.
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2021	2020		2021	2020
Fixed Income	$651.5	$212.3	207%	42%	35%
Equity	529.0	221.7	139%	35%	36%
Multi-Asset	152.0	114.2	33%	10%	19%
Alternative	135.3	46.5	191%	9%	8%
Cash Management	63.2	10.3	514%	4%	2%
Total	$1,531.0	$605.0	153%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2021	2020		2021	2020
Fixed Income	$657.5	$231.7	184%	44%	35%
Equity	492.9	246.6	100%	33%	38%
Multi-Asset	144.1	119.4	21%	10%	18%
Alternative	129.1	46.0	181%	9%	7%
Cash Management	65.8	10.3	539%	4%	2%
Total	$1,489.4	$654.0	128%	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Beginning AUM	$1,498.9	$580.3	158%	$1,418.9	$692.6	105%
Long-term inflows	83.7	35.1	138%	281.5	117.0	141%
Long-term outflows	(90.3)	(46.4)	95%	(296.8)	(166.0)	79%
Long-term net flows	(6.6)	(11.3)	(42%)	(15.3)	(49.0)	(69%)
Cash management net flows	(2.2)	(0.3)	633%	(11.2)	1.2	NM
Total net flows	(8.8)	(11.6)	(24%)	(26.5)	(47.8)	(45%)
Acquisitions	—	3.5	(100%)	—	9.1	(100%)
Net market change, distributions and other	62.0	50.6	23%	159.7	(31.1)	NM
Ending AUM	$1,552.1	$622.8	149%	$1,552.1	$622.8	149%
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the three months ended June 30, 2021
AUM at April 1, 2021	$642.3	$511.9	$148.2	$131.1	$65.4	$1,498.9
Long-term inflows	40.2	29.1	8.6	5.8	—	83.7
Long-term outflows	(38.1)	(40.6)	(8.9)	(2.7)	—	(90.3)
Long-term net flows	2.1	(11.5)	(0.3)	3.1	—	(6.6)
Cash management net flows	—	—	—	—	(2.2)	(2.2)
Total net flows	2.1	(11.5)	(0.3)	3.1	(2.2)	(8.8)
Net market change, distributions and other	13.7	36.5	5.1	6.6	0.1	62.0
AUM at June 30, 2021	$658.1	$536.9	$153.0	$140.8	$63.3	$1,552.1

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the three months ended June 30, 2020
AUM at April 1, 2020	$214.9	$200.9	$107.4	$46.4	$10.7	$580.3
Long-term inflows	13.0	14.0	6.3	1.8	—	35.1
Long-term outflows	(21.4)	(17.1)	(6.9)	(1.0)	—	(46.4)
Long-term net flows	(8.4)	(3.1)	(0.6)	0.8	—	(11.3)
Cash management net flows	—	—	—	—	(0.3)	(0.3)
Total net flows	(8.4)	(3.1)	(0.6)	0.8	(0.3)	(11.6)
Acquisition	—	—	3.5	—	—	3.5
Net market change, distributions and other	4.8	38.0	8.2	(0.4)	—	50.6
AUM at June 30, 2020	$211.3	$235.8	$118.5	$46.8	$10.4	$622.8
AUM increased $53.2 billion or 4% during the three months ended June 30, 2021 due to $62.0 billion of net market change, distributions and other, partially offset by $6.6 billion of long-term net outflows and $2.2 billion of cash management net outflows. Net market change, distributions and other consists of $66.1 billion of market appreciation and a $1.5 billion increase from foreign exchange revaluation, partially offset by $5.6 billion of long-term distributions. The market appreciation occurred in all long-term asset classes, most significantly in the equity and fixed income asset classes, and reflected positive returns in global equity and fixed income markets. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 11% of total AUM as of June 30, 2021, and was primarily due to the weakening of the U.S. dollar against the Brazilian Real, Canadian dollar and Euro, partially offset by strengthening of the U.S. dollar against the Australian dollar.

Long-term inflows increased 138% to $83.7 billion, as compared to the prior-year period, and long-term outflows increased 95% to $90.3 billion due to higher inflows and outflows in all long-term asset classes. Long-term outflows included outflows of $7.0 billion from three institutional products, including two equity redemptions of $3.7 billion and $2.2 billion, and $2.5 billion from six fixed income funds, including $1.2 billion from five India credit funds that were non-management fee earning which are in the process of winding up. Long-term outflows were partially offset by inflows of $3.8 billion in two fixed income funds, including the $1.0 billion launch of a closed-end fund.
AUM increased $42.5 billion during the three months ended June 30, 2020 primarily due to $50.6 billion of net market change, distributions and other and $3.5 billion from an acquisition, partially offset by $11.3 billion of long-term net outflows. Net market change, distributions and other consists of $52.8 billion of market appreciation and a $1.9 billion increase from foreign exchange revaluation, partially offset by $4.1 billion of long-term distributions. The market appreciation occurred in all long-term asset classes except the alternative asset class, and reflected positive returns in global equity markets. The foreign exchange revaluation was primarily due to the weakening of the U.S. dollar against the Australian dollar, Canadian dollar, and Euro. Long-term net outflows included outflows of $5.8 billion from six fixed income funds, $0.9 billion from an equity fund and $0.6 billion from a multi-asset fund, partially offset by inflows of $2.5 billion in two equity funds.

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the nine months ended June 30, 2021
AUM at October 1, 2020	$656.9	$438.1	$129.4	$122.1	$72.4	$1,418.9
Long-term inflows	135.7	103.0	27.5	15.3	—	281.5
Long-term outflows	(142.1)	(118.8)	(27.0)	(8.9)	—	(296.8)
Long-term net flows	(6.4)	(15.8)	0.5	6.4	—	(15.3)
Cash management net flows	—	—	—	—	(11.2)	(11.2)
Total net flows	(6.4)	(15.8)	0.5	6.4	(11.2)	(26.5)
Net market change, distributions and other	7.6	114.6	23.1	12.3	2.1	159.7
AUM at June 30, 2021	$658.1	$536.9	$153.0	$140.8	$63.3	$1,552.1

(in billions)	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
for the nine months ended June 30, 2020
AUM at October 1, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6
Long-term inflows	45.3	44.8	19.9	7.0	—	117.0
Long-term outflows	(76.1)	(61.2)	(24.0)	(4.7)	—	(166.0)
Long-term net flows	(30.8)	(16.4)	(4.1)	2.3	—	(49.0)
Cash management net flows	—	—	—	—	1.2	1.2
Total net flows	(30.8)	(16.4)	(4.1)	2.3	1.2	(47.8)
Acquisitions	—	—	9.1	—	—	9.1
Net market change, distributions and other	(8.5)	(11.7)	(10.1)	(0.5)	(0.3)	(31.1)
AUM at June 30, 2020	$211.3	$235.8	$118.5	$46.8	$10.4	$622.8
AUM increased $133.2 billion or 9% during the nine months ended June 30, 2021 due to $159.7 billion of net market change, distributions and other, partially offset by $15.3 billion of long-term net outflows and $11.2 billion of cash management net outflows. Net market change, distributions and other consists of $179.9 billion of market appreciation and a $4.9 billion increase from foreign exchange revaluation, partially offset by $25.1 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and multi-asset asset classes, and reflected positive returns in global equity markets. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated and was primarily due to weakening of the U.S. dollar against the Canadian dollar, Australian dollar, Pound Sterling and Brazilian Real, partially offset by strengthening of the U.S. dollar against the Japanese Yen.

Long-term inflows increased 141% to $281.5 billion, as compared to the prior-year period, and long-term outflows increased 79% to $296.8 billion due to higher inflows and outflows in all long-term asset classes partially reflecting the increased AUM. Long-term outflows included outflows of $26.9 billion from eleven institutional products, including a single fixed income redemption of $5.9 billion, and two equity redemptions of $3.7 billion and $2.2 billion, $10.2 billion from seven fixed income funds, including $2.5 billion from five India credit funds that were non-management fee earning which are in the process of winding up, $3.6 billion from two equity funds and $3.1 billion from a multi-asset fund. Long-term outflows were partially offset by inflows of $10.6 billion in three fixed income funds, including the $1.0 billion launch of a closed-end fund, $5.3 billion in two institutional separate accounts, $3.1 billion in a multi-asset fund and $3.0 billion in an equity fund. Additionally, long-term outflows in the equity asset class included $2.1 billion of exchanges that are included as long-term inflows in the multi-asset asset class.
AUM decreased $69.8 billion during the nine months ended June 30, 2020 primarily due to $49.0 billion of long-term net outflows and $31.1 billion of net market change, distributions and other, slightly offset by $9.1 billion from acquisitions. Long-term net outflows included outflows of $22.7 billion from six fixed income funds, $3.6 billion from two equity funds, $2.3 billion from a multi-asset fund and $1.7 billion from two institutional products, which were partially offset by inflows of $3.8 billion from two equity funds and $1.2 billion in a private open-end product. Net market change, distributions and other consists of $20.5 billion of long-term distributions, $9.1 billion of market depreciation among all asset classes and a $1.5 billion decrease from foreign exchange revaluation. The foreign exchange revaluation was primarily due to strengthening of the U.S. dollar against the Indian Rupee and Canadian dollar, partially offset by weakening of the U.S. dollar against the Euro.
AUM by sales region was as follows:

(in billions)	June 30, 2021	June 30, 2020	Percent Change
United States	$1,151.2	$439.7	162%
International
Asia-Pacific	161.1	74.1	117%
Europe, Middle East and Africa	156.2	78.2	100%
Latin America	56.3	11.1	407%
Canada	27.3	19.7	39%
Total international	400.9	183.1	119%
Total	$1,552.1	$622.8	149%

Average AUM by sales region was as follows:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in billions)	2021	2020		2021	2020
United States	$1,130.1	$426.9	165%	$1,087.8	$455.0	139%
International
Asia-Pacific	163.9	73.1	124%	168.3	82.1	105%
Europe, Middle East and Africa	153.8	75.1	105%	150.2	83.0	81%
Latin America	56.1	10.7	424%	57.0	12.3	363%
Canada	27.1	19.2	41%	26.1	21.6	21%
Total international	400.9	178.1	125%	401.6	199.0	102%
Total	$1,531.0	$605.0	153%	$1,489.4	$654.0	128%

The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.

Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and of our strategy composites against benchmarks. Higher long-term relative performance of our mutual fund AUM during the nine months ended June 30, 2021 resulted in a significant increase from September 30, 2020 to the peer group comparison for the one-, five-, and ten-year periods. Approximately half of our mutual fund AUM exceeded the peer group median comparisons for all periods presented. Our composites generated strong long-term results with at least 68% of AUM exceeding the benchmark comparisons for all periods presented, primarily driven by the performance of our fixed income products which had at least 88% of AUM exceeding the benchmark comparisons.
The performance of our mutual fund products against peer group medians and of our composites against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Composite AUM Exceeding Benchmark
as of June 30, 2021	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	57%	61%	62%	62%	89%	88%	95%	95%
Equity	41%	45%	41%	53%	41%	44%	43%	50%
Total AUM[3]	54%	46%	56%	63%	68%	70%	73%	75%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 42%, 42%, 41% and 39% of our total AUM as of June 30, 2021.
2Composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 69%, 68%, 68% and 63% of our total AUM as of June 30, 2021.
3Total mutual fund AUM includes performance of our multi-asset and alternative AUM, and total composite AUM includes performance of our alternative AUM. Multi-asset and alternative AUM represent 10% and 9% of our total AUM at June 30, 2021.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of July 9, 2021, and are subject to revision. While we remain focused on achieving strong long-term performance, our future peer group and benchmarking rankings may vary from our past performance.
Past performance is not indicative of future results. For AUM included in institutional and retail separate accounts and investment funds managed in the same strategy as separate accounts, performance comparisons are based on gross-of-fee performance. For investment funds which are not managed in a separate account format, performance comparisons are based on net-of-fee performance. These performance comparisons do not reflect the actual performance of any specific separate account or investment fund; individual separate account and investment fund performance may differ. The information in this presentation is provided solely for use in connection with this presentation, and is not directed toward existing or potential clients of Franklin.
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Investment management fees	$1,697.3	$809.2	110%	$4,836.1	$2,697.1	79%
Sales and distribution fees	416.9	302.1	38%	1,227.4	995.3	23%
Shareholder servicing fees	50.5	44.6	13%	155.6	149.4	4%
Other	8.2	5.2	58%	25.4	19.7	29%
Total Operating Revenues	$2,172.9	$1,161.1	87%	$6,244.5	$3,861.5	62%

For the three and nine months ended June 30, 2021, the Legg Mason acquisition had a significant impact on operating revenues; however, due to the continued integration of the combined businesses, it is no longer practicable to separately quantify the impact of the legacy Legg Mason business.
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $888.1 million and $2,139.0 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason, a 13% and 1% increase in average AUM and higher performance fees. The increase in average AUM occurred primarily in the equity and multi-asset asset classes, partially offset by fixed income asset class. The increase occurred primarily in U.S. and Europe, Middle East and Africa sales regions, partially offset by declines in Asia-Pacific and Latin America sales regions.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 41.8 and 41.7 basis points for the three and nine months ended June 30, 2021, from 53.8 and 54.6 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to the Legg Mason acquisition, as the acquired products have a lower effective fee rate due to a higher mix of institutional and fixed income AUM. The fee rate decrease for the nine-month period was also due to a higher weighting of AUM in lower-fee products.
Performance-based investment management fees were $102.6 million and $189.7 million for the three and nine months ended June 30, 2021, and $0.2 million and $24.7 million for the same periods in the prior fiscal year. The increases were primarily due to the Legg Mason acquisition, as well as improved performance.
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

Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Asset-based fees	$332.0	$243.5	36%	$971.2	$802.9	21%
Sales-based fees	80.9	52.5	54%	240.9	177.4	36%
Contingent sales charges	4.0	6.1	(34%)	15.3	15.0	2%
Sales and Distribution Fees	$416.9	$302.1	38%	$1,227.4	$995.3	23%
Asset-based distribution fees increased $88.5 million and $168.3 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason and $35.6 million and $41.8 million from 15% and 5% increases in the related average AUM. The increase for the nine-month period was partially offset by a decrease of $36.5 million from a higher mix of lower-fee U.S. assets.
Sales-based fees increased $28.4 million and $63.5 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason and $12.5 million and $11.8 million from higher commissionable sales.
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
Shareholder servicing fees increased $5.9 million and $6.2 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason, which was substantially offset by lower levels of transactions for the nine-month period.
Other
Other revenue increased $3.0 million and $5.7 million for the three and nine months ended June 30, 2021 primarily due to higher miscellaneous fee revenues.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2021	2020		2021	2020
Compensation and benefits	$771.4	$386.5	100%	$2,229.2	$1,141.6	95%
Sales, distribution and marketing	531.0	368.6	44%	1,579.3	1,236.4	28%
Information systems and technology	121.8	62.1	96%	355.8	186.4	91%
Occupancy	54.6	31.5	73%	164.1	100.4	63%
Amortization of intangible assets	58.0	4.7	NM	174.1	13.9	NM
General, administrative and other	158.0	75.2	110%	398.5	237.5	68%
Total Operating Expenses	$1,694.8	$928.6	83%	$4,901.0	$2,916.2	68%
For the three and nine months ended June 30, 2021, the Legg Mason acquisition had a significant impact on operating expenses; however, due to the continued integration of the combined businesses, it is no longer practicable to separately quantify the impact of the legacy Legg Mason business.

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2021	2020		2021	2020
Salaries, wages and benefits	$363.1	$235.8	54%	$1,082.1	$727.5	49%
Variable compensation	365.3	126.5	189%	996.1	341.4	192%
Acquisition-related retention	39.1	15.5	152%	129.2	64.0	102%
Special termination benefits	3.9	8.7	(55%)	21.8	8.7	151%
Compensation and Benefits Expenses	$771.4	$386.5	100%	$2,229.2	$1,141.6	95%
Salaries, wages and benefits increased $127.3 million and $354.6 million for the three and nine months ended June 30, 2021 primarily due to the increase in headcount as a result of the acquisition of Legg Mason.
Variable compensation increased $238.8 million and $654.7 million for the three and nine months ended June 30, 2021 primarily due to variable compensation of Legg Mason. The increase for the nine-month period also included $25.3 million from acquisition-related pass through performance fees.
Acquisition-related retention expenses increased $23.6 million and $65.2 million for the three and nine months ended June 30, 2021 primarily related to the acquisition of Legg Mason.
Special termination benefits relate to workforce optimization initiatives related to the acquisition of Legg Mason.
We expect to incur additional acquisition-related retention expenses of approximately $30 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $130 million in the fiscal year ending September 30, 2022 and decreasing over the following two fiscal years by approximately $15 million and $25 million. At June 30, 2021, our global workforce had increased to approximately 10,600 employees from approximately 9,500 at June 30, 2020.
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
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2021	2020		2021	2020
Asset-based expenses	$430.7	$296.1	45%	$1,282.3	$991.1	29%
Sales-based expenses	79.9	53.9	48%	238.2	185.2	29%
Amortization of deferred sales commissions	20.4	18.6	10%	58.8	60.1	(2%)
Sales, Distribution and Marketing	$531.0	$368.6	44%	$1,579.3	$1,236.4	28%

Asset-based expenses increased $134.6 million and $291.2 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason and $38.8 million and $32.2 million from 14% and 4% increases in the related average AUM. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $26.0 million and $53.0 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason and $11.5 million and $10.9 million from higher commissionable sales.
Information Systems and Technology
Information systems and technology expenses increased $59.7 million and $169.4 million for the three and nine months ended June 30, 2021 primarily due to the acquisition of Legg Mason.
Occupancy
Occupancy expenses increased $23.1 million and $63.7 million for the three and nine months ended June 30, 2021 primarily due to an increase in leased office space as a result of the Legg Mason acquisition.
Amortization of intangible assets
Amortization of intangible assets increased $53.3 million and $160.2 million for the three and nine months ended June 30, 2021, primarily related to the intangible assets recognized as part of the acquisition of Legg Mason.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of professional fees, fund-related service fees payable to external parties, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $82.8 million and $161.0 million for the three and nine months ended June 30, 2021, primarily due to the acquisition of Legg Mason and $43.0 million of closed-end fund product launch costs. The increase for the nine-month period was also due to increases of $11.3 million in professional fees and $11.2 million in third-party fees primarily for sub-advisory and fund administration services, partially offset by decreases of $20.0 million in advertising and promotion expenses and $15.0 million in travel and entertainment expenses, both primarily due to lower activity levels. The increase for the three-month period was also partially offset by decrease of $9.1 million in advertising and promotion expenses due to lower activity levels.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2021	2020		2021	2020
Investment and other income (losses), net	$52.9	$49.6	7%	$197.2	$(63.5)	NM
Interest expense	(25.7)	(5.2)	394%	(71.3)	(15.0)	375%
Investment and other income (losses) of consolidated investment products, net	61.0	0.3	NM	263.3	(25.4)	NM
Expenses of consolidated investment products	(10.9)	(7.4)	47%	(26.5)	(23.1)	15%
Other Income (Expenses), Net	$77.3	$37.3	107%	$362.7	$(127.0)	NM
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
Investment and other income (losses), net consists primarily of income (losses) from equity method investees, gains (losses) on investments held by the Company, gains (losses) on derivatives, foreign currency exchange gains (losses) and rental income from excess owned space in our San Mateo, California corporate headquarters and other office buildings which we lease to third parties.

Investment and other income (losses), net increased $3.3 million and $260.7 million for the three and nine months ended June 30, 2021, primarily due to income from equity method investees and gains on investments held by the Company, partially offset by losses on derivatives and a decrease in dividend income.
Equity method investees generated income of $39.4 million and $123.8 million for the three and nine months ended June 30, 2021, as compared to income of $10.0 million and losses of $110.3 million in the prior year three- and nine-month periods. The current year periods reflect continued recovery in market valuations of investments held by various global equity funds. In the prior year, the nine-month period reflected steep declines in market valuations of investments held primarily by two global equity funds amid global concerns about the COVID-19 pandemic, while the three-month period reflected partial recovery in the market valuations of those investments.
Investments held by the Company generated net gains of $17.3 million and $76.2 million for the three and nine months ended June 30, 2021, as compared to net gains of $42.3 million and net losses of $29.3 million in the prior year three- and nine-month periods, primarily from various separate accounts and nonconsolidated funds, and in the current year periods, assets invested for Legg Mason deferred compensation plans.
Dividend income decreased $3.6 million and $38.4 million for the three- and nine-month periods primarily due to lower yields on money market funds and for the three-month period lower investments in money market funds.
Derivatives generated $9.1 million and $25.2 million of losses for the three- and nine-month periods as compared to a loss of $20.2 million in the prior year three-month period and a gain of $8.9 million in the prior year nine-month period.
Interest expense increased $20.5 million and $56.3 million for the three- and nine-month periods, primarily due to interest expense recognized on debt of Legg Mason and the 1.600% senior unsecured unsubordinated notes issued in October 2020.
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
Investment and other income (losses) of consolidated investment products, net, increased $60.7 million and $288.7 million for the three- and nine-month periods, primarily due to a $59.9 million and $285.8 million increase in net gains on investments held by CIPs, largely related to holdings of various alternative, fixed income and equity funds.
Expenses of consolidated investments products increased $3.5 million and $3.4 million for the three- and nine-month periods. The increases in the three- and nine-month periods were primarily due to higher expenses incurred by an alternative fund.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at June 30, 2021, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,856.2	$—	$—	$—	$—	$3,856.2
Investments
Fixed Income	—	245.3	36.9	36.7	286.1	605.0
Equity	—	245.7	476.7	36.4	172.5	931.3
Multi-Asset	—	38.3	5.5	—	76.7	120.5
Alternative	—	105.8	388.1	—	422.4	916.3
Total investments	—	635.1	907.2	73.1	957.7	2,573.1
Total Cash and Cash Equivalents and Investments	$3,856.2	$635.1	$907.2	$73.1	$957.7	$6,429.3

______________
1See Note 1 – Significant Accounting Policies and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of our Form 10-K for fiscal year 2020 for information on investment accounting classifications.
TAXES ON INCOME
Our effective income tax rate was 15.1% and 20.8% for the three and nine months ended June 30, 2021, as compared to 6.0% and 19.3% for the three and nine months ended June 30, 2020. The rate increases were primarily due to prior year tax benefits from capital losses subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch, partially offset by net income attributable to noncontrolling interests as compared to net losses in the prior fiscal year. The rate increase for the three-month period was partially offset by the benefits from the release of the valuation allowance for interest expense carryforward.
During the nine months ended June 30, 2021, we reversed gross unrecognized tax benefits of $29.3 million related to the completion of the tax authorities’ examination of Legg Mason’s fiscal years 2018 and 2019. The reversal of the tax benefits did not significantly impact the effective income tax rate as the benefits were offset by a valuation allowance related to tax attribute carryforwards.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in such jurisdictions may affect our effective income tax rate and net income.
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
As supplemental information, we are providing performance measures for “adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share,” each of which is based on methodologies other than generally accepted accounting principles (“non-GAAP measures”). Management believes these non-GAAP measures are useful indicators of our financial performance and may be helpful to investors in evaluating our relative performance against industry peers as these measures exclude the impact of CIPs and mitigate the margin variability related to sales and distribution revenues and expenses across multiple distribution channels globally. These measures also exclude performance-based investment management fees which are fully passed through as compensation and benefits expense per the terms of a previous acquisition by Legg Mason and have no impact on net income. These non-GAAP measures also exclude acquisition-related expenses, certain items which management considers to be nonrecurring, unrealized investment gains and losses included in investment and other income (losses), net, and the related income tax effect of these adjustments, as applicable. These non-GAAP measures also exclude the impact on compensation and benefits expense from gains and losses on investments made to fund deferred compensation plans and on seed investments under certain historical revenue sharing arrangements, which is offset in investment and other income (losses), net.

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
The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating income	$478.1	$232.5	$1,343.5	$945.3
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	5.2	5.0	16.7	17.9
Acquisition-related retention	39.1	15.5	129.2	64.0
Compensation and benefits expense from gains on deferred compensation and seed investments, net	9.6	—	23.9	—
Other acquisition-related expenses	7.3	4.4	23.0	9.6
Amortization of intangible assets	58.0	4.7	174.1	13.9
Impairment of intangible assets	—	—	—	2.8
Special termination benefits	3.9	8.7	21.8	8.7
Adjusted operating income	$601.2	$270.8	$1,732.2	$1,062.2

Total operating revenues	$2,172.9	$1,161.1	$6,244.5	$3,861.5
Add (subtract):
Acquisition-related pass through performance fees	—	—	(25.3)	—
Sales and distribution fees	(416.9)	(302.1)	(1,227.4)	(995.3)
Allocation of investment management fees for sales, distribution and marketing expenses	(114.1)	(66.5)	(351.9)	(241.1)
Elimination of operating revenues upon consolidated of investment products[1]	5.2	5.0	16.7	17.9
Adjusted operating revenues	$1,647.1	$797.5	$4,656.6	$2,643.0

Operating margin	22.0%	20.0%	21.5%	24.5%
Adjusted operating margin	36.5%	34.0%	37.2%	40.2%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Franklin Resources, Inc.	$438.4	$290.4	$1,165.5	$720.0
Add (subtract):
Net (income) loss of consolidated investment products[1]	(0.6)	5.7	14.3	(6.1)
Acquisition-related retention	39.1	15.5	129.2	64.0
Other acquisition-related expenses	7.2	2.7	21.0	7.9
Amortization of intangible assets	58.0	4.7	174.1	13.9
Impairment of intangible assets	—	—	—	2.8
Special termination benefits	3.9	8.7	21.8	8.7
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(0.9)	—	(2.3)	—
Unrealized investment (gains) losses	(30.1)	26.7	(186.6)	247.9
Interest expense for amortization of debt premium	(6.4)	—	(29.3)	—
Net income tax expense of adjustments	(14.9)	(5.5)	(37.1)	(39.1)
Adjusted net income	$493.7	$348.9	$1,270.6	$1,020.0

Diluted earnings per share	$0.86	$0.58	$2.27	$1.44
Adjusted diluted earnings per share	0.96	0.70	2.48	2.04
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Elimination of operating revenues upon consolidation	$(5.2)	$(5.0)	$(16.7)	$(17.9)
Other income (expenses), net	13.1	(20.8)	129.0	(21.7)
Less: income (loss) attributable to noncontrolling interests	7.3	(20.1)	126.6	(45.7)
Net income (loss)	$0.6	$(5.7)	$(14.3)	$6.1
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2021	2020
Operating cash flows	$739.3	$702.6
Investing cash flows	(1,936.0)	(464.2)
Financing cash flows	1,542.9	579.0
Net cash provided by operating activities increased during the nine months ended June 30, 2021 primarily due to higher net income, a higher adjustment for amortization of intangible assets and lower net purchases of investments by CIPs, partially offset by a lower change in investments, net, adjustments for gains from CIPs as compared to losses in the prior year and income from investments in equity method investees as compared to losses in the prior year. Net cash used in investing activities, as compared to net cash provided in the prior year, primarily resulted from net purchases of investments by consolidated CLOs and net deconsolidation of CIPs as compared to net consolidation in the prior year. Net cash provided by financing activities increased primarily due to proceeds from issuance of debt and debt of CIPs, partially offset by higher payments on debt.

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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2021	September 30, 2020
Assets
Cash and cash equivalents	$3,856.2	$3,026.8
Receivables	1,212.4	1,114.8
Investments	1,236.8	982.2
Total Liquid Assets	$6,305.4	$5,123.8

Liability
Debt	$3,480.6	$3,017.1
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2021 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $3,998.6 million and $3,290.9 million at June 30, 2021 and September 30, 2020, including $264.9 million and $316.6 million that were restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
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
On October 19, 2020, we completed the offering and sale of the 1.600% senior unsecured unsubordinated notes due 2030 with a principal amount of $750.0 million. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At June 30, 2021, $699.6 million of the notes issued by Franklin were outstanding with an aggregate principal amount due of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022 and $400.0 million at 2.850% per annum which mature in 2025. At June 30, 2021, $1,448.0 million of the notes issued by Franklin were outstanding with an aggregate principal amount of $1,450.0 million.
At June 30, 2021, Legg Mason’s outstanding senior unsecured unsubordinated notes and junior unsecured subordinated notes had an aggregate principal amount due of $1,750.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest payable semi-annually for senior notes and quarterly for junior notes, and have an aggregate carrying value, inclusive of unamortized premium, of $2,040.5 million at June 30, 2021. Effective August 2, 2021, Franklin has agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.

The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at June 30, 2021.
The junior notes due September 2056 may be redeemed in whole on or after September 15, 2021. The Company currently expects to call these notes in September 2021, subject to the approval of the Franklin Resources, Inc. Board of Directors.
At June 30, 2021, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business, pay stockholder dividends, invest in our products, pay income taxes and operating expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, and repay and service debt. While we expect to continue to repurchase shares to offset dilution from share-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment teams and operations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.84 per share ($0.28 per share per quarter) during the nine months ended June 30, 2021 and $0.81 per share ($0.27 per share per quarter) during the nine months ended June 30, 2020. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and nine months ended June 30, 2021, we repurchased 1.4 million and 5.2 million shares of our common stock at a cost of $46.4 million and $137.8 million. At June 30, 2021, 33.1 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and nine months ended June 30, 2020, we repurchased 4 thousand and 7.5 million shares of our common stock at a cost of $0.1 million and $188.3 million.
We invested $199.2 million, net of redemptions, into our sponsored products during the nine months ended June 30, 2021 and redeemed $339.9 million, net of investments, in the prior-year period.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. In April 2020, we authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and which are in the process of winding up. See Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information. The loans were fully repaid during the second quarter of fiscal year 2021. We did not provide financial or other support to our sponsored funds during the nine months ended June 30, 2021 or during fiscal year 2020.

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
At June 30, 2021, there were no other material changes in our contractual obligations, commitments and federal transition tax liability as reported in our Form 10‑K for fiscal year 2020.
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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of June 30, 2021, we were the primary beneficiary of 46 investment product VIEs.
Goodwill and Other Intangible Assets
Subsequent to the annual impairment tests performed as of August 1, 2020, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the nine months ended June 30, 2021, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions could result in recognition of impairment.
Fair Value Measurements
Our investments are primarily recorded at fair value or amounts that approximate fair value on a recurring basis. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.
As of June 30, 2021, Level 3 assets represented 7% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the nine months ended June 30, 2021.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2021, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2020.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 12 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our Form 10‑K for the fiscal year ended September 30, 2020 filed with the SEC includes a discussion of the risk factors identified by us, which are also described under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There were no material changes from the Risk Factors as previously disclosed in our Form 10‑K for fiscal year 2020. These risk factors could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2021.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	61	$30.00	61	34,464,836
May 2021	546,486	33.81	546,486	33,918,350
June 2021	837,313	33.33	837,313	33,081,037
Total	1,383,860		1,383,860
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

3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Amended and Restated Bylaws of Registrant (as adopted and effective June 29, 2021), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 1, 2021 (File No. 001-09318)

4.1	Franklin Resources, Inc. Parent Guarantee dated August 2, 2021 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	August 3, 2021	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	August 3, 2021	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer