Form 10-K
period 2021-09-30
FRANKLIN RESOURCES INC
filed 2021-11-19
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2021 (the last business day of registrant’s second quarter of fiscal year 2021), was $8.5 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2021: 501,795,099.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2021, are incorporated by reference into Part III of this report.

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
Item 1.    Business.
GENERAL
Franklin Resources, Inc. (“Franklin”) is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. Franklin’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN” and is included in the Standard & Poor’s 500 Index. In this Annual Report, Franklin and its subsidiaries are collectively referred to as the “Company,” and words such as “we,” “us,” “our” and similar terms refer to the Company. We have one operating segment, investment management and related services.
We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, LibertyShares®, Martin Currie®, Royce® Investment Partners and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names.
We are a global investment management organization with $1,530.1 billion in assets under management (“AUM”) as of September 30, 2021. Our mission is to help people all over the world achieve the most important milestones of their lives through investment management expertise, wealth management and technology solutions. Through our specialist investment managers, we bring extensive capabilities in fixed income, equity, multi-asset solutions and alternatives. For more than 70 years, we have been committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions.

We provide our investment management and related services to retail, institutional and high-net-worth investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of products and vehicles and multiple points of access, including directly to investors and through financial intermediaries. Our investment products include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Our funds include registered funds (including exchange-traded funds, or “ETFs”) and unregistered funds. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. Our sales and distribution services include distribution-related financial technology. We may perform services directly or through third parties. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations. Incorporated herein by reference is certain financial information about our segment and geographic areas contained in Note 19 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

Recent Developments
As previously announced, on November 1, 2021, we entered into a definitive agreement to acquire Lexington Partners L.P. (“Lexington”), a leading global manager of secondary private equity and co-investment funds. We expect this acquisition to bolster our alternative asset capabilities, complementing our existing strengths in real estate, private credit, and hedge fund strategies. The transaction is structured to provide continuity for Lexington’s experienced team and continued alignment with investors. The transaction is subject to customary closing conditions and is expected to close by the end of the second fiscal quarter of 2022.
On September 30, 2021, we also announced that we will acquire O’Shaughnessy Asset Management, LLC (“OSAM”), a leading quantitative asset management firm. Through this acquisition, we expect to add to our offerings in the separately managed account industry. OSAM’s capabilities are expected to serve as an important expansion and enhancement of our existing strengths in separately managed account and custom solutions capabilities. The transaction is subject to customary closing conditions and is expected to close in the first quarter of fiscal year 2022.
Company History
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton investment firm, known for its global investing strategies and value style of investing, in 1992, (ii) the Franklin Mutual Series investment firm, known for its value-oriented equity funds, in 1996, (iii) the Franklin Bissett investment firm, known for its Canadian fixed income funds and growth-oriented equity funds, in 2000, (iv) the Fiduciary Trust International investment, trust and fiduciary services firm, in 2001, (v) the K2 Advisors hedge funds solutions firm, in 2012, (vi) the Benefit Street Partners U.S. alternative credit manager firm, in 2019, (vii) the Athena Capital Advisors investment and wealth management firm, in March 2020, (viii) The Pennsylvania Trust Company investment, trust and fiduciary services firm, in May 2020, and (ix) the Legg Mason global investment firm, including certain specialist investment managers, on July 31, 2020.

OUR BUSINESS STRUCTURE
Through our subsidiaries, we are committed to helping investors navigate global markets, as well as continuing to evolve and build on our strengths to meet the needs of our clients. We generally derive our revenues and income from providing investment management and related services to our products and the products we sub-advise. Our investment management fees, which represent the majority of our revenues, depend to a large extent on the level and relative mix of our AUM and the types of services provided, which are subject to change.
Our business is conducted through our subsidiaries, including our specialist investment managers. Our specialist investment managers include subsidiaries registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), as well as subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, China, Hong Kong, Ireland, India, Japan, Luxembourg, Malaysia, Mexico, Singapore, Switzerland, South Korea, Commonwealth of The Bahamas, the United Arab Emirates and the United Kingdom (“U.K.”).
Our U.S.-registered funds and most of our non-U.S.-registered funds operate as independent companies subject to the supervision and oversight of the funds’ own boards of directors or trustees. Most of our funds are registered open-end funds, or mutual funds, that continuously offer their shares to investors. We also offer or manage registered or listed closed-end funds that issue a set number of shares to investors in a public offering which shares are then traded on a public stock exchange. Our specialist investment managers manage a fund’s portfolio of securities in accordance with the fund’s stated objectives. To support the funds’ operations, our subsidiaries either provide or arrange for the investment and other management, shareholder servicing and administrative services required by the funds. We outsource certain administration and other services for our funds to third-party providers. An investor may purchase shares of a mutual fund directly from us or through a broker-dealer, financial adviser, bank or other similar financial intermediary that provides investment advice to the investor, or an investor may purchase shares of a closed-end fund or ETF on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to fund shares sold to investors.
Our AUM by Asset Class and Product Type
We offer a broad product mix under our fixed income, equity, multi-asset, alternative and cash management asset classes and solutions. Our fixed income capabilities include government, municipals, corporate credit, bank loans, securitized, multi-sector, currencies and other investments. Our equity capabilities include value, deep value, core value, blend, growth at a reasonable price (GARP), growth, convertibles, sector, Shariah, smart beta and thematic investments. Our multi-asset solutions capabilities include income, real return, balanced/hybrid, total return, target data/risk, absolute return, tactical asset allocation and managed volatility investments. Our alternative capabilities include private debt, hedge funds, private equity, real estate and infrastructure investments.
We believe, despite market risks, that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients. Our U.S. funds include U.S. mutual funds, closed-end funds, ETFs and other products. Our non-U.S. funds include a variety of cross-border funds principally domiciled in Luxembourg or Ireland, registered for sale to non-U.S. investors in certain other countries, and international locally domiciled funds and products for the particular local market. Our institutional separate account services are provided to various institutions for which we serve as an investment adviser. Our retail separately managed accounts, commonly known as managed accounts or wrap programs, are sponsored by various financial institutions. We also offer and serve as investment adviser to various other products.
Our fees for providing investment management services are generally based on a percentage of AUM in the accounts that we advise, the asset classes of the accounts, and the types of services that we provide.

AUM by asset class and product type was as follows (primarily based on where product is domiciled):

(in billions) as of September 30, 2021	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other	Total	Percentage of Total AUM
Fixed Income	$206.3	$55.5	$338.6	$34.3	$15.6	$650.3	43%
Equity	260.1	87.3	66.3	87.8	22.1	523.6	34%
Multi-Asset	96.5	8.7	4.3	2.9	40.0	152.4	10%
Alternative	7.4	10.8	34.2	—	92.8	145.2	9%
Cash Management	34.9	22.9	0.8	—	—	58.6	4%
Total	$605.2	$185.2	$444.2	$125.0	$170.5	$1,530.1	100%
See “Assets under Management” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information about our AUM. Broadly speaking, other than changes in AUM due to acquisitions or dispositions by us, changes in our AUM depend primarily upon two factors: (i) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments, and (ii) the level of inflows as compared to the level of outflows. Changing market conditions and the evolving needs of our clients may cause asset volatility and a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM.
Our Specialist Investment Managers
Our specialist investment managers offer diverse perspectives and specialized expertise across asset classes and strategies. Across our business, our specialist investment managers generally focus on a portion of the asset management industry in terms of the types of assets managed (primarily fixed income, equity or alternatives) and each may differ in the types of products and services offered, the investment styles utilized, and the types and geographic locations of its clients. Each typically markets its products and services under its own brand name, with certain distribution functions provided by our corporate distribution subsidiaries. We have in place revenue sharing arrangements with certain of our specialist investment managers.
Our specialist investment managers include: Benefit Street Partners, Brandywine Global, Clarion Partners, ClearBridge Investments, Fiduciary Trust International, Franklin Templeton Equity, Franklin Templeton Fixed Income, Franklin Templeton Investment Solutions, Martin Currie, Royce Investment Partners, Templeton Global Macro, and Western Asset Management.
Our Broad Range of Services and Capabilities
1.    Investment Management Services
Through our specialist investment managers, we offer a broad range of services and capabilities under our fixed income, equity, multi-asset, alternative and cash management asset classes. We also offer diverse strategies across active, smart beta and passive approaches, in a broad range of vehicles. Our investment products are offered globally to retail, institutional and high-net-worth clients, which may include, among others, individual investors, institutional investors, sovereign wealth funds, defined benefit and contribution plans, endowments and charitable foundations, healthcare systems and insurance companies. Our investment products include mutual funds, closed-end funds, private funds, institutional separate accounts, retail separately managed accounts, and other products. Our products and capabilities are designed to accommodate a variety of investment goals and preferences, from capital appreciation to capital preservation, as well as certain environmental, social and governance (“ESG”) preferences.
We are committed to partnering closely with our clients to understand their challenges and aspirations, and drawing on our investment capabilities and resources to offer and/or design the right investment solutions for them. We distribute and market globally our different capabilities under our brand names through various subsidiaries and multiple points of access, including directly to investors and through financial intermediaries. We primarily engage new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals. We also market and distribute our products through various subsidiaries to institutional investors with separate accounts. A few of our subsidiaries also serve as direct marketing broker-dealers for institutional investors for certain of our private funds, and some of our private funds may utilize third-party placement agents. Our services also include management of our ETF platforms. Our ETF platforms include smart beta and actively managed ETFs, as well as additional lower fee passive ETF products. ETFs trade like stocks, fluctuate in market value and may trade at prices above or below the ETF’s net asset value.
Our specialist investment managers provide investment management services pursuant to agreements in effect with each of our investment products and/or clients, including products for which we provide sub-advisory services. Investment management fees are generally determined as a percentage of AUM pursuant to such contractual arrangements. Our investment management services include services to accounts for which we have full investment discretion and to accounts for which we have no investment discretion. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our management fee on an account varies with the types of services that we provide for the account, among other things.
For our U.S. mutual funds, the board of directors or trustees of each fund and our management personnel regularly review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Most of our investment management agreements between our subsidiaries and our U.S. mutual funds must be renewed each year after an initial two-year term, and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities. In addition, our U.S. agreements generally may be terminated by either party without penalty after prior written notice.
Our non-U.S. mutual funds, private funds, institutional and high-net-worth separate accounts, and the products for which we provide sub-advisory services, are typically subject to various termination rights and/or renewal provisions, which often provide for termination upon relatively short notice with little or no penalty. Investment management fees are at times waived or voluntarily reduced when, for example, a new fund/account is established, and then increased to contractual levels within an established timeline or as net asset values reach certain levels.
2.    Retail Separately Managed Account Programs
Certain of our specialist investment managers provide asset management services to retail separately managed account programs sponsored by various financial institutions. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more investment managers, and generally charge an all-inclusive fee that can cover asset management, trade execution, asset allocation and custodial and administrative services.
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

4.    High-Net-Worth Investment Management, Trust and Custody
Through our subsidiary Fiduciary Trust Company International (“Fiduciary Trust International”), including its trust company and investment adviser subsidiaries, and through certain other of our subsidiaries, we provide investment management and related services to, among others, high-net-worth individuals and families, family offices, foundations and institutional clients. Fiduciary Trust International offers investment management and advisory services across different investment styles and asset classes. The majority of these client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Through our trust company subsidiaries, including Fiduciary Trust International, we also may provide separately managed accounts, private funds, and trust, custody and related services, including administration, performance measurement, estate planning and tax planning. In addition, through our subsidiary Fiduciary Trust Company of Canada (“FTCC”), we provide investment management, wealth planning, and trust and estate services, and offer products to high-net-worth individuals and families and institutional clients in Canada.
5.    Sales and Distribution
Our global distribution framework is organized into two groups. Our global advisory services group is responsible for sales, marketing and business development, and maintains a regional distribution model. Our global alliances and new business strategies group oversees our digital wealth management and distribution-related financial technology, joint ventures, seed capital allocations, and direct-to-consumer initiatives. Our groups work closely together to meet the needs of our advisors, clients and investors. There are many sales channels across each region, which may include retail, institutional, private wealth, retirement, insurance, and other specialty sales. Our global footprint and breadth of investment capability provides the opportunity for us to work with global financial institutions to add value through and beyond investing, including by building business relationships and global economic partnerships.
In addition, certain of our specialist investment managers have their own sales and marketing teams that distribute their products and services, primarily to institutional investors, both directly and through consultants. Consultants play a large role in institutional investment management by helping clients select and retain investment managers. Institutional investment management clients and their consultants tend to be highly sophisticated and investment performance-driven.
Our sales and distribution capabilities and related efforts are critical components of our business and may be impacted by global distribution trends and changes within the financial services industry. In the U.S., our corporate distribution subsidiaries generally serve as the principal underwriters and distributors of shares of most of our mutual funds. Outside the U.S., certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our non-U.S. mutual funds. Some of our non-U.S. mutual funds, particularly our Luxembourg and Irish domiciled fund ranges, are distributed globally on a cross-border basis, while others are distributed exclusively in local markets.
We earn sales and distribution fees primarily by distributing our mutual funds pursuant to distribution agreements with the funds. Under our distribution agreements with our U.S. mutual funds, we offer and sell the fund shares on a continuous basis and pay certain costs associated with selling, marketing and distributing the fund shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses. Our sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees. Sales commissions are earned from the sale of certain classes of sponsored funds at the time of purchase and may be reduced or eliminated depending on the amount invested and the type of investor. Therefore, our sales fees generally will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.
Our mutual funds generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. The majority of our U.S. mutual funds, with the exception of certain money market funds and certain other funds specifically designed for purchase through separately managed account programs, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S. mutual funds. The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act. The Rule 12b-1 Plans are subject to termination at any time by a majority vote of the disinterested fund directors or trustees or by the particular fund’s shareholders.

We pay substantially all of our sales and distribution fees earned as revenues, including fees earned under the Rule 12b-1 Plans, to the financial advisers and other intermediaries that sell our funds on our behalf. The distribution agreements with our U.S. mutual funds generally provide for us to pay commission expenses for sales of fund shares to qualifying broker-dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees for services in matching investors with funds whose asset classes match such investors’ goals and risk profiles. The intermediaries also may receive fees for their assistance in explaining the operations of the funds and in servicing and maintaining investors’ accounts, and for reporting and various other distribution services. Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”), applicable to our business. We are heavily dependent upon these third-party distribution and sales channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase.
Similar arrangements exist with the distribution of our non-U.S. mutual funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays commissions and certain other fees to financial advisers, banks and other intermediaries.
6.    Shareholder Servicing
We perform our shareholder servicing services directly or through third parties. Substantially all shareholder servicing fees are earned from our funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. Fees for U.S. funds are based on the level of AUM and the number of transactions in shareholder accounts, while outside of the U.S., the fees are based on the level of AUM and/or the number of shareholder accounts.
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
Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers based in the U.S. We believe that our fixed income, equity, multi-asset and alternative asset mix, coupled with our global presence, will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high-net-worth and institutional clients.
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

REGULATION
General
We are subject to extensive regulation. Virtually all aspects of our business are subject to various U.S. federal and state, and/or international regulation and supervision. Our regulators have broad authority with respect to the regulation of investment management and other financial services, including among other things, the authority to grant or cancel required licenses or registrations, impose net capital and other financial or operational requirements on us, and other enforcement powers described below. The regulations to which we are subject continue to change and evolve over time. Consequently, there is uncertainty associated with the regulatory environments in which we operate. The rules and regulations applicable to investment management organizations are very detailed and technical. Accordingly, the discussion below is general in nature and does not purport to be complete.
With our global operations, certain of our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators, and our funds are subject to various U.S. and/or non-U.S. laws. In particular, we are subject to various securities, compliance, corporate governance, disclosure, privacy, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, such as the anti-bribery and anti-corruption rules under the Foreign Corrupt Practices Act of 1977 (“FCPA”) and the data protection rules under the General Data Protection Regulation (“GDPR”) of the European Union (“EU”). We are subject to sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (“USDT”), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where our services and products are offered. Our subsidiaries with custody of client assets or accounts are also subject to the applicable laws and regulations of U.S. states and other non-U.S. jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property. We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.
Failure to comply with applicable U.S. and non-U.S. laws, regulations, rules, codes, notices, directives, guidelines, orders, circulars and/or conditions in the various jurisdictions where we operate could result in a wide range of disciplinary actions against us, our subsidiaries and/or our business. Breaches of applicable laws and rules could result in regulatory enforcement, civil liability, criminal liability and/or the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business in a jurisdiction or market. In addition, a public regulatory issue can have a negative impact on our reputation, and as a result have indirect impacts on our business or growth.
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, for financial information about our business, including certain regulatory financial impacts disclosed therein.
U.S. Regulation
U.S. Regulatory Framework. As a U.S. reporting company, we are subject to U.S. federal securities laws, state securities and corporate laws, state escheatment laws and regulations, and the rules and regulations of certain U.S. regulatory and self-regulatory organizations, such as the SEC and the NYSE. In particular, we are subject to various securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other U.S. federal and state laws, including those affecting corporate governance and disclosure, such as the Securities Act of 1933, the Securities Exchange Act of 1934 (“Exchange Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Sarbanes-Oxley Act of 2002 and the USA PATRIOT Act of 2001. As a NYSE-listed company, we are also subject to NYSE listing and disclosure requirements.
As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations of various U.S. regulatory and self-regulatory organizations, including the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor, and the USDT. Our non-U.S. operations also may be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example with respect to the FCPA).

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
Derivatives and Other Financial Products. Dodd-Frank, as well as other legislation and regulations, impose restrictions and limitations on us related to our financial services and products, resulting in increased scrutiny and oversight. Regulators continue to review practices and regulations relating to the use of futures, swaps and other derivatives, which could result in further restrictions and limitations on the use of such products. In October 2020, the SEC adopted new rules governing the use of derivatives by certain registered investment companies, including certain mutual funds, designed to address investor protection concerns. Subject to its August 2022 compliance date, key aspects of the new framework will include, among other things, value at risk limits on a fund entering into derivatives transactions, required risk management program, and further fund board oversight, reporting and compliance requirements. The EU and other countries have adopted and implemented, or are in the process of adopting or implementing, similar and additional requirements. There is some risk that full mutual recognition may not be achieved between the various regulators, which may cause us to incur duplicate regulation and transaction costs.
Money Market Funds. SEC rules have changed the structure and operation for certain types of money market funds, and certain U.S.-registered funds are required to adopt liquidity management programs. In 2016, the regulatory structure governing U.S. money market funds was reformed to address perceived systemic risks of money market funds relating to fund stability and investor risks, including allowing certain funds to impose liquidity fees and redemption gates under certain circumstances. In addition, following market liquidity issues in March 2020 related to the COVID-19 pandemic, regulatory authorities remain focused on whether to implement further reform measures to improve the resiliency of money market funds and the broader short-term funding markets, which, if adopted, could significantly impact the money market fund industry.
Privacy and Data Protection. There also has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, personnel and others’ information. A majority of the jurisdictions where we operate are covered, or we expect will be soon covered, by privacy and data protection laws and regulations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules, we also are or may become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the California Consumer Privacy Act (“CCPA”) that provides for enhanced consumer protections for California residents, enforcement authority by the California Attorney General for CCPA violations, and the potential for private litigation, including statutory damages for data security breaches. The EU’s GDPR strengthened and unified data protection rules for individuals within the EU and addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under GDPR requires ongoing review of our global data processing systems. There are also new laws that have been adopted in recent years, including, for example, Brazil’s Lei Geral de Proteção de Dados with regulatory enforcement as of August 2021, and the California Privacy Rights Act with an effective date of January 1, 2023.
SEC Regulation Best Interest. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers. Since June 30, 2020, such rules, among other things: (i) require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, (ii) raise the broker-dealer standard of conduct beyond existing suitability obligations, and (iii) require broker-dealers and registered investment advisers to provide their retail clients with a new relationship summary disclosure document to inform such clients of the nature of their relationships with the clients’ investment professionals, including a description of services offered, the legal standards of conduct that apply to such services, the fees a client might pay, and conflicts of interest that may exist.
U.S. and Global Tax Compliance. Our business may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by applicable tax and other governmental authorities. The Organization for Economic Co-operation and Development, an intergovernmental organization, has focused on addressing the tax challenges of the digitalization of the economy, which may further impact multinational businesses by allocating a greater share of taxing rights to countries where consumers are located regardless of the current physical presence of a business, and by implementing a global minimum tax. We will continue to monitor developments regarding such matters and any significant impacts on our effective tax rate.
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
Our international funds include two broad ranges of cross-border UCITS that are domiciled in Luxembourg and Ireland, respectively, and thereby subject to regulation by the CSSF and the Central Bank of Ireland. Both UCITS are also registered for public sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and certain supervision by, the governmental authorities of those countries.
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
A review of MiFID by the European Commission led to the creation of a replacement directive and regulation (together “MiFID II”) that extend the scope of the original MiFID. Changes apply to pre- and post-trade reporting obligations and there is an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives. A concept of trading venue was created and algorithmic trading is subject to specific regulations. There were also changes to business conduct requirements, including selling practices, intermediary inducements and client categorization, as well as the provision of investment advice and management within the EU by non-EU advisers, including ours. Powers have also been given to EU national regulators to ban certain services and products and to the European Securities and Markets Authority to restrict temporarily certain financial activities within the EU.
MiFID II also includes a ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, opting to pay for third-party investment research for client accounts covered by MiFID II.
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
The EU’s Alternative Investment Fund Managers Directive (“AIFMD”) regulates managers of, and service providers to, AIFs that are domiciled and offered in the EU and that are not authorized as retail funds under UCITS. The AIFMD also regulates the marketing within the EU of all AIFs, including those domiciled outside the EU. The introduction of a third-country passport to non-EU AIFs/AIF managers has been delayed until further positive advice is delivered to the European Commission regarding a sufficient number of non-EU countries to better evaluate the impact, including with respect to the withdrawal of the U.K. from the EU. Compliance with the AIFMD’s requirements may restrict AIF marketing and imposes compliance obligations in the form of remuneration policies, capital requirements, reporting requirements, leverage oversight, valuation, stakes in EU companies, the domicile, duties and liability of custodians and liquidity management.
The EU regulation on packaged retail investment and insurance products (“PRIIPs”) imposed new pre-contractual disclosure requirements under the form of a Key Information Document (“KID”) for the benefit of retail investors when they are considering the purchase of packaged retail investment products or insurance-based products. It requires PRIIP manufacturers to draw up a KID that can be no longer than three pages in length and must be written in simple language. The regulation allows UCITS providers, who are already required to produce the UCITS Key Investor Information Document, a transitional period until July 2022, during which period they will be exempt from its terms.
The EU’s Sustainable Finance Disclosure Regulation (“SFDR”) came into effect in March 2021, imposing mandatory ESG disclosure obligations on asset managers and other financial markets participants. It requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. Related amendments to the MiFID, UCITS and AIFMD legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment, and require investment advisers to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability. The availability of these sustainability disclosures may impact the investment decisions of European investors.

British Exit from the EU (“Brexit”). The U.K. withdrew from the EU on January 31, 2020, and a post-Brexit U.K./EU trade agreement was subsequently approved by the EU in April 2021. While we are continuing to monitor the impact and related developments for our clients from an investment perspective, we believe that Brexit will not have a material impact on the way our firm operates in the U.K. or within the EU. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. and certain non-EU customers. Furthermore, we have regulated subsidiaries and branch offices across continental Europe to manage our EU business. Moreover, our primary cross-border UCITS, the Franklin Templeton Investment Funds Société d’Investissement à Capital Variable, or SICAV, investment fund range, which is the most widely-distributed such range in the world, is based in Luxembourg, and a smaller cross-border UCITS, also distributed throughout the EU and beyond, is based in Ireland. We have separate, U.K.-domiciled fund ranges that are, and will continue to be, distributed mainly in the U.K.
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
Canada. In Canada, our subsidiaries are subject to provincial and territorial laws and are registered with and regulated by provincial and territorial securities regulatory authorities. The mandate of Canadian securities regulatory authorities is generally to protect investors and to foster fair and efficient capital markets. Securities regulatory authorities impose certain requirements on registrants, including a standard of conduct, capital and insurance, record keeping, regulatory financial reporting, conflict of interest management, compliance systems and security holder reporting. In addition, as a federally licensed trust company, FTCC is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions and another subsidiary, FTC Investor Services Inc., is a member of and regulated by the Mutual Fund Dealers Association of Canada. These regulatory bodies have similar requirements to those of the securities regulatory authorities with a view to ensuring the capital adequacy and sound business practices of the subsidiaries and the appropriate treatment of their clients.
In December 2019, rule amendments to implement the client focused reforms initiative of the Canadian Securities Administrators (“CSA”), the umbrella organization of provincial and territorial securities regulatory authorities, became effective, with reforms phased in during a two-year transition period. These rule amendments, among other things, enhance current registrant requirements in the areas of know your client, know your product, suitability, conflicts of interest and relationship disclosure information. In addition, the CSA has published final rule amendments to become effective in June 2022 in connection with its mutual fund fee reform project. The final amendments prohibit: (i) all forms of deferred sales charges in connection with the purchase of mutual fund securities, and (ii) the payment of trailing commissions to discount brokers in respect of their distribution of mutual fund securities.
Cayman Islands. In the Cayman Islands, the Cayman Islands Monetary Authority (“CIMA”) is responsible for the regulation and supervision of financial services, the monitoring of compliance with anti-money laundering regulations, and the issuance of statements of principle and guidance. In February 2020, the Cayman Islands enacted the Private Funds Law 2020 (the “Private Funds Law”), which requires private funds that engage in business in or from the Cayman Islands to register with CIMA, unless an exemption applies. The Private Funds Law applies to any Cayman Islands closed-end fund. Open-end funds such as hedge funds continue to be regulated by the Mutual Funds Law in the Cayman Islands. The registration requirements applicable to our private funds domiciled in the Cayman Islands have posed, and may continue to pose, additional compliance costs and burdens on our business.
Hong Kong. In Hong Kong, our applicable subsidiaries are subject to the Securities and Futures Ordinance (“SFO”) and its subsidiary legislation, which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of dealing in securities and asset management activities and intermediaries. This legislation is administered by the Securities and Futures Commission (“SFC”). The SFC is also empowered under the SFO to establish standards for compliance as well as codes and guidelines. Our subsidiaries and employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC from time to time.
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
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, LibertyShares®, Martin Currie®, Royce® Investment Partners and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
HUMAN CAPITAL RESOURCES
As of September 30, 2021, we employed approximately 10,300 employees and operated offices in over 30 countries. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for experienced personnel is significant and from time to time we may experience a loss of valuable personnel. The retention of our key investment personnel is material to the management of our business.
At an enterprise level, we use employee surveys to understand sentiment and engagement in the organization. At a team level, our performance management system supports ongoing, active discussion about goals and objectives. We also host live forums for leaders to engage directly with employees to help reinforce our culture of open feedback. Our employees have access to a valuable set of equitable and competitive total rewards, which consists of a mix of monetary and non-monetary rewards designed to recognize their time, talents and results.
We believe that our ability to attract, develop and cultivate a sense of belonging and retain a diverse, highly skilled workforce is important to our long-term success and that creating and maintaining all aspects of diversity, including backgrounds and perspectives, makes us a better place to work and a more resilient business. To accomplish this, we have developed strategies and initiatives to diversify talent within our organization. We consider an inclusive culture that actively leverages the expertise and perspectives of our diverse workforce an important factor in our ability to deliver innovative and relevant client solutions in a dynamic marketplace.
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
The outbreak and spread of contagious diseases such as COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic has resulted in a widespread global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. The COVID-19 pandemic has adversely affected global economies and markets, and has resulted in disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global health concerns and uncertainty regarding the impact of COVID-19 could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations.
Our business has been and may continue to be negatively impacted by the current COVID-19 pandemic, including by the potential reoccurrence of periods of increased spread of COVID-19 and/or COVID-19 variants, and ensuing economic downturn in global financial markets. The global spread of COVID-19, and the various governmental actions and economic effects related to the pandemic, have had, and may continue to have, negative impacts on our business and operations, including volatility in asset values, reduced demand for our products and services, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased privacy and cybersecurity risks. Past economic downturns, including in connection with COVID-19, have caused, and future economic downturns may cause, periods of significant volatility in our stock price; fluctuations in our AUM, revenues and income; increased liquidity risks and redemptions from our funds and other products; difficulties obtaining cash to settle redemptions; fund closures; poor investment performance of our products and corporate investments; and reputational harm, legal claims and other factors that may arise or develop. Increased liquidity risks and redemptions in our funds and other products have required, and may at times require, increased cash in the form of loans or other lines of credit for them to draw on to help settle redemptions and for other related purposes. We have in some cases voluntarily determined to, and without obligation could in the future, extend such loans to our products. In addition, such increased liquidity risks and redemptions have caused, and could continue to cause, fund closures and related regulatory and governmental reviews or investigations and legal claims or actions, subjecting us to legal and regulatory risks and potential financial exposure.
Our business operations are complex and conducted in numerous countries around the globe, and in order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic, which, among other matters, is dependent on the health and safety of our personnel, the ability of our personnel to work remotely successfully, and our ability to have our personnel return to work at our offices safely and effectively in compliance with applicable requirements. We have implemented our business continuity plans globally to manage our business during this pandemic, including broad and extended work-from-home capabilities for our personnel where feasible and, as governmental health orders may allow in various jurisdictions based on applicable conditions, we have implemented and are continuing to implement measures for the return of personnel to our offices. We can provide no assurance that our efforts and planning for either environment will be sufficient to protect the health and safety of our personnel and maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our providers to fulfill their obligations could adversely impact our business. Moreover, since implementing broad work-from-home measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have had, and as conditions change may again have or continue to have, movement restrictions on our personnel and third-party vendors and service providers that may impact our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. Further, we, like many others during this time, have been subject to increased phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this pandemic are not effective or successful, we will be at increased risk for cybersecurity or data privacy incidents.
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
MARKET AND VOLATILITY RISKS
Volatility and disruption of our business and financial markets and adverse changes in the global economy may significantly affect our results of operations and put pressure on our financial results.
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The asset management industry continues to experience disruption and challenges, including increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, financial markets have and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global economic conditions have in the past resulted in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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
The amount and mix of our AUM are subject to significant fluctuations, and a shift in our asset mix toward lower-fee products may negatively impact our revenues and income.
Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are based primarily on a percentage of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as asset outflows or a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee products, such as fixed income products and ETFs, and away from higher fee equity and multi-asset products, which may cause a related decline in our revenues and income. In addition, increases in interest rates, particularly if rapid, as well as uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products and decrease the total return on bond investments due to lower market valuations of existing bonds. Moreover, we generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Changing market conditions may cause a shift in our asset mix between international and U.S. products, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of fees we earn on that AUM.
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
The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may introduce a number of risks for our business, our clients and the financial services industry more widely. These include financial risks arising from potential changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation risks. In March 2021, the FCA in the U.K., which regulates LIBOR, announced that LIBOR will no longer be provided for various currency settings after 2021, including all sterling, euro and certain U.S. dollar settings. Although the Secured Overnight Financing Rate (“SOFR”) has been identified as a recommended alternative reference rate to LIBOR, the selection of SOFR presents certain market concerns because a term structure for SOFR has not yet developed and there is not yet a generally accepted methodology for adjusting SOFR. Accordingly, the withdrawal and replacement of LIBOR may pose financial risks and uncertainties to our business. We also may face operational challenges adopting successor benchmarks.
INVESTMENT PERFORMANCE AND REPUTATIONAL RISKS
Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income.
Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance as compared to third-party benchmarks or competitive products has led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We can provide no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of poor investment performance, our future business prospects would likely be negatively affected.
Harm to our reputation may negatively impact our revenues and income.
Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our brands or reputation are harmed, existing clients may reduce amounts held in, or withdraw entirely from, our products, or our clients and products may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. In addition, reputational harm may prevent us from attracting new clients or developing new business. Moreover, ESG topics and activities have been the subject of increased focus by certain investors and regulators in the asset management industry, and any inability to meet applicable requirements or expectations may adversely impact our reputation and business.
GLOBAL OPERATIONAL RISKS
Our completed acquisition of Legg Mason, Inc. remains subject to integration risks.
On July 31, 2020, we completed our acquisition of Legg Mason, Inc. pursuant to the terms and conditions of an agreement and plan of merger, and Legg Mason became a wholly-owned subsidiary of Franklin. Important ongoing integration-related risks related to our completed acquisition of Legg Mason include the risks that the anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and that the integration may cost more than expected. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The ongoing integration of Legg Mason is a time-consuming and expensive process that, without adequate planning and effective and timely implementation, could significantly disrupt our business. Our failure to meet the challenges involved in continuing to integrate the operations of Legg Mason or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business and operations as noted above.
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
While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Asia-Pacific; Europe, Middle East and Africa; Latin America; and Canada. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and may in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, also may have a lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.

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
The asset management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; and advances in technology and increasing client interest in interacting digitally with their investment portfolios. As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income.
We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks and other financial institutions. Our products also compete with products offered by these competitors, as well as with real estate investment trusts, hedge funds and other products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, ESG strategies and considerations, service quality and innovation, distribution relationships, and fees charged. Further, although we may offer certain types of ETFs, to the extent that there is a trend among existing or potential clients in favor of lower-fee index and other ETFs, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers and banks, upon which we rely to distribute and sell certain of our funds and other products, also may sell their own proprietary funds and products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our products, offering a mix of products and strategies that meets investor demands, and our ability to maintain our investment management fees and pricing structure at competitive levels.
Increasing competition and other changes in the third-party distribution and sales channels on which we depend could reduce our revenues and income and hinder our growth.
We primarily derive our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Because we rely on third-party distribution and sales channels to sell our products, we do not control the ultimate investment recommendations given by them to clients. Increasing competition for these distribution and sales channels, and regulatory changes and initiatives, have caused our distribution costs to rise and could cause further cost increases in the future, or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our revenues and income, and consolidations in the broker-dealer or banking industries could also adversely impact our revenues and income. A failure to maintain our third-party distribution and sales channels, or a failure to maintain strong business relationships with our distributors and other intermediaries, may impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through such third-party channels could have a negative effect on our level of AUM and adversely impact our business.
Moreover, we can provide no assurance that we will continue to have access to the third-party financial intermediaries that currently distribute our products, or that we will continue to have the opportunity to offer all or some of our existing products through them. If several of the major financial advisers that distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and income.
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
We currently, and may in the future, depend on a number of third-party providers to support various operational, technology, administrative, market data, distribution, and other business needs of our company. In addition, we may, from time to time, transfer vendor contracts and services from one provider to another. If our third-party providers fail to deliver required services on a timely basis, or if we experience other negative service quality or relationship issues with our providers, we may be exposed to significant costs and/or operational difficulties, and our ability to conduct and grow our business may be impaired. In addition, we outsource certain administration and other services for our funds to third-party providers. Such administrative and functional changes are costly and complex, and may expose us to heightened operational risks. Any failure to mitigate such risks could result in reputational harm to us, as well as financial losses to us and our clients. The failure of any key provider or vendor to fulfill its obligations to us could result in outcomes inconsistent with our or our clients’ objectives and requirements, result in legal liability and regulatory issues for us, and otherwise adversely impact us.

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
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, cyber attacks or cyber-related fraud, or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. We have been, and expect to continue to be, the subject of these types of risks, breaches and/or attacks, as well as attempts to co-opt our brand. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, we can provide no assurance that any of these measures will prove effective or comply with evolving information security standards. The technology systems we use remain vulnerable to denial of service attacks, unauthorized access, computer viruses, potential human errors and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage) or our personnel or vendors inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
Potential system disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon, including the third-party applications we use, could result in: (i) material financial loss or costs, (ii) delays in clients’ ability to access account information or in our ability to process transactions, (iii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iv) loss of valuable information, (v) breach of client and vendor contracts, (vi) liability for stolen assets, information or identity, (vii) remediation costs to repair damage caused by the failure or breach, (viii) additional security and organizational costs to mitigate against future incidents, (ix) reputational harm, (x) loss of confidence in our business and products, (xi) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xii) regulatory investigations or actions, and/or (xiii) legal claims, litigation, and liability costs, any one or more of which may be material. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, failure to manage and operate properly the data centers and third-party cloud storage and computing application services we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.
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
LEGAL AND REGULATORY RISKS
For a more extensive discussion of certain laws, regulations (including certain pending regulatory reforms) and regulators to which we are subject, as well as certain defined terms referenced below, see “Item 1 – Business – Regulation” in Part I of this Annual Report.
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
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws, and laws in other jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to continue to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms in the U.S. and other jurisdictions that may impact or relate to our business, and may cause us to incur additional obligations, include regulatory matters related to systemically important financial institutions, derivatives and other financial products, privacy and data protection, retail and other investor protections, ESG topics and disclosure, and other asset management disclosure and compliance requirements. The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Global regulatory and legislative actions and reforms have made compliance in the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations.
As in the U.S., regulatory and legislative actions outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s Alternative Investment Fund Managers Directive and MiFID II. Further, ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. We may be required to continue to invest significant additional management time and resources to address new and changing regulations pursuant to MiFID II and other laws. For example, MiFID II requires the unbundling of research and execution charges for trading. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
The EU’s GDPR strengthened and unified data protection rules for individuals within the EU and addresses export of personal data outside the EU. The failure to comply properly with GDPR rules on a timely basis and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs. For example, a failure to comply with GDPR could result in fines up to 20 million Euros or 4% of our annual global revenues, whichever is higher.
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
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in regulatory enforcement, civil liability, criminal liability and/or the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business in a jurisdiction or market, any of which could adversely affect our reputation and operations. Moreover, any potential accounting or reporting errors, whether financial or otherwise, if material, could damage our reputation and adversely affect our business. While management has focused attention and resources on our compliance policies, procedures and practices, the regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our services and products in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to complex tax regimes, changing tax laws, income taxes, non-income-based taxes, and ongoing tax audits, in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes could have a material impact on our financial condition. Changes in tax laws or rulings, including corporate tax rate increases, capital gains rate increases for fund investors and other tax rate increases impacting our clients and their willingness to invest in our products, may at times materially impact our financial condition.
Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.
We operate in a highly regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and, in some instances, investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Even if claims made against us are without merit, they can result in reputational harm and responding to such matters typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and standard form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements could adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see the “Legal Proceedings” section in Note 16 - Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
Although we take steps to safeguard and protect our intellectual property, including but not limited to our trademarks, patents, copyrights and trade secrets, there can be no assurance that we will be able effectively to protect our rights. If our intellectual property rights were violated, we could be subject to economic and reputational harm that could negatively impact our business and competitiveness in the marketplace. Conversely, while we take efforts to avoid infringement of the intellectual property of third parties, if we are deemed to infringe on a third party’s intellectual property rights it could expose us to litigation risks, license fees, liability and reputational harm.
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
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2030. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	357,383
St. Petersburg, Florida	560,948	320,477
Rancho Cordova, California	445,023	26,962
Hyderabad, India	379,052	—
Poznan, Poland	284,436	—
Ft. Lauderdale, Florida	102,246	20,264
Edinburgh, Scotland	87,016	26,210
Other	78,391	9,724
Total	2,680,905	761,020
We lease office space in 15 states in the U.S. and Washington, D.C., and internationally, including Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Poland, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2021, we leased and occupied approximately 2,029,000 square feet of office space worldwide, and subleased to third parties approximately 460,000 square feet of excess leased space.
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
Jennifer M. Johnson
Age 57
President of Franklin since December 2016, and Chief Executive Officer and director of Franklin since February 2020; formerly, Chief Operating Officer of Franklin from February 2017 to February 2020, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President–Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Gregory E. Johnson
Age 60
Executive Chairman of Franklin since February 2020, Chairman of the Board of Franklin since June 2013 and director of Franklin since January 2007; Chairman of the San Francisco Giants, a professional baseball organization, since November 2019; formerly, Chief Executive Officer of Franklin from July 2005 to February 2020, Co-Chief Executive Officer of Franklin from January 2004 to July 2005, and President of Franklin from December 1999 to September 2015; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Rupert H. Johnson, Jr.
Age 81
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Matthew Nicholls
Age 49
Executive Vice President and Chief Financial Officer of Franklin since May 2019; officer and/or director of certain subsidiaries of Franklin. Formerly, with Citigroup, Inc. (a financial services firm) from 1995 to May 2019, as Managing Director, Global Head of Financial Institutions, Corporate Banking, and Global Head of Asset Management, Corporate and Investment Banking, from 2017 to May 2019, as Managing Director, Co-Head, Financial Institutions Corporate and Investment Banking, North America, and Global Head of Asset Management, Corporate and Investment Banking, from 2014 to 2017, as Managing Director, Co-Head, North America, Financial Institutions Corporate and Investment Banking from 2011 to 2014, as Managing Director and Co-Head, North America, Financial Institutions Corporate Banking from 2007 to 2011, and as Managing Director and Co-Head of Asset Management Banking from 2006 to 2007.
Jed A. Plafker
Age 50
Executive Vice President of Franklin since April 2019, formerly, Senior Vice President from June 2018 to April 2019; officer and/or director of certain subsidiaries of Franklin, including as Manager of Brandywine Global Investment Management, LLC and Director of Clarion Partners Holdings LLC, ClearBridge Investments, LLC and Western Asset Management Company, LLC since August 2020; as well as Executive Vice President of Franklin Templeton Institutional, LLC since April 2009, President and director of Templeton Institutional, Inc. since September 2009, and President since February 2017 and director since December 2016 of Templeton Worldwide, Inc.

Alok Sethi
Age 60
Executive Vice President, Technology and Operations, of Franklin since October 18, 2021; officer and/or director of various investment adviser, operations, and technology related subsidiaries of Franklin for more than the past five years, including as Senior Vice President of Franklin Advisers, Inc., Franklin Templeton Institutional, LLC and Templeton Investment Counsel, LLC since July 2014, Vice President of FASA, LLC since June 2014, and Vice President of Franklin Templeton Companies, LLC since June 2010.
Gwen L. Shaneyfelt
Age 59
Chief Accounting Officer of Franklin since April 2019; officer and/or director of certain subsidiaries of Franklin, including as Vice President and Chief Financial Officer of Legg Mason, Inc., Director of ClearBridge Investments, LLC and Manager of Royce & Associates GP, LLC since August 2020; as well as Director of Franklin Templeton Fund Management Limited since May 2019, Manager of Franklin Templeton International Services S.à r.l. since November 2013, and Senior Vice President of Franklin Templeton Companies, LLC since March 2011.
Adam B. Spector
Age 53
Executive Vice President, Global Advisory Services, of Franklin since October 2020, and Head of Global Distribution, responsible for global retail and institutional distribution, including marketing and product strategy, and Managing Partner of Brandywine Global Investment Management, LLC since November 2014, responsible for the overall management of Brandywine including infrastructure, legal and compliance, business strategy, and sales and client service; formerly, Managing Director of Brandywine from 2012 to 2014, Head of Marketing, Sales and Client Service of Brandywine from 2003 to 2014, and Senior Vice President of Client Service of Brandywine from 1997 to 2003; officer and/or director of certain other subsidiaries of Franklin.
Craig S. Tyle
Age 61
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2021, there were 2,645 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2021.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	181,621	$29.55	181,621	32,899,416
August 2021	1,431,110	32.25	1,431,110	31,468,306
September 2021	600,434	31.35	600,434	30,867,872
Total	2,213,165		2,213,165
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
Item 6.    [Reserved]
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, LibertyShares®, Martin Currie®, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, multi-asset, alternative and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report, the amount and mix of our AUM are subject to significant fluctuations that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
As further noted in the “Risk Factors” section, the outbreak and spread of contagious diseases such as the coronavirus disease 2019 (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. Ongoing global health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic may adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that remain uncertain and subject to change.
During the fiscal year ended September 30, 2021 (“fiscal year 2021”), the global equity markets continued to provide strong positive returns, reflecting among other things, an accelerated rollout of COVID-19 vaccines in most developed economies, government stimulus and other support in many countries, and a decline in U.S. 10-year treasury yields. The S&P 500 Index and MSCI World Index increased 30.0% and 29.4% for the fiscal year. The global bond markets declined as the Bloomberg Barclays Global Aggregate Index decreased 0.9% for the fiscal year.
Our total AUM was $1,530.1 billion at September 30, 2021, which was 8% higher than at September 30, 2020 driven by $148.0 billion from net market change, distributions and other, and $3.5 billion from an acquisition, partially offset by $25.2 billion of long-term net outflows and $15.1 billion of cash management net outflows. Simple monthly average AUM (“average AUM”) increased 81% during fiscal year 2021, reflecting a full year of AUM from the acquisition of Legg Mason.
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

RESULTS OF OPERATIONS

(in millions, except per share data)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Operating revenues	$8,425.5	$5,566.5	$5,669.4	51%	(2%)
Operating income	1,875.0	1,048.9	1,466.9	79%	(28%)
Operating margin[1]	22.3%	18.8%	25.9%

Net income attributable to Franklin Resources, Inc.	$1,831.2	$798.9	$1,195.7	129%	(33%)
Diluted earnings per share	$3.57	$1.59	$2.35	125%	(32%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$2,379.3	$1,491.1	$1,654.2	60%	(10%)
Adjusted operating margin	37.7%	38.5%	42.6%

Adjusted net income	$1,915.2	$1,311.0	$1,331.3	46%	(2%)
Adjusted diluted earnings per share	$3.74	$2.61	$2.62	43%	0%
__________________
1Defined as operating income divided by total operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
Operating income increased $826.1 million in fiscal year 2021 as a 51% increase in operating revenues was partially offset by a 45% increase in operating expenses. The increase in operating revenues and operating expenses was primarily due to the acquisition of Legg Mason. Net income attributable to Franklin Resources, Inc. increased $1,032.3 million due to the increase in operating income and higher other income, net, less the portion attributable to noncontrolling interests, partially offset by higher taxes on income.
The Company acquired Legg Mason effective July 31, 2020, and the results of operations for the fiscal year ended September 30, 2020 (“fiscal year 2020”) include two months of Legg Mason’s results. Operating income decreased $418.0 million in fiscal year 2020 due to a 2% decrease in operating revenues and a 7% increase in operating expenses which reflected higher levels of compensation and benefits expense, including acquisition-related retention costs, other acquisition-related expenses, and amortization and impairments of intangible assets and goodwill. Net income attributable to Franklin Resources, Inc. decreased $396.8 million primarily due to the decrease in operating income, as the impact of declines in market valuations amid global concerns about the COVID-19 pandemic resulted in net investment and other losses of $38.4 million, as compared to net gains of $141.4 million in the prior year, less the portion attributable to noncontrolling interests, which was largely offset by lower taxes on income.
Diluted earnings per share increased in fiscal year 2021 and decreased in fiscal year 2020, consistent with the changes in net income attributable to Franklin Resources, Inc.
Adjusted operating income increased $888.2 million in fiscal year 2021 primarily due to a 66% increase in investment management fees, partially offset by a 69% increase in compensation and benefits expense. The increase in investment management fees and compensation and benefits expenses was primarily due to the acquisition of Legg Mason. Adjusted net income increased $604.2 million primarily due to the increase in adjusted operating income, partially offset by lower other income, net, less the portion attributable to noncontrolling interests.
Adjusted operating income decreased $163.1 million in fiscal year 2020 primarily due to a 10% increase in compensation and benefits expense, excluding non-GAAP adjustments. Adjusted net income decreased $20.3 million primarily due to the decrease in adjusted operating income substantially offset by lower taxes on income, excluding the net income tax expense of non-GAAP adjustments.

Adjusted diluted earnings per share increased in fiscal year 2021 and decreased in fiscal year 2020, consistent with the changes in adjusted net income.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)				2021 vs. 2020	2020 vs. 2019
as of September 30,	2021	2020	2019
Fixed Income	$650.3	$656.9	$250.6	(1%)	162%
Equity	523.6	438.1	263.9	20%	66%
Multi-Asset	152.4	129.4	123.6	18%	5%
Alternative	145.2	122.1	45.0	19%	171%
Cash Management	58.6	72.4	9.5	(19%)	662%
Total	$1,530.1	$1,418.9	$692.6	8%	105%
Average for the Year	$1,504.1	$832.9	$697.0	81%	19%
In the first quarter of the fiscal year 2021, we revised our presentation of AUM to reflect changes in asset class of certain legacy Legg Mason AUM as part of our post-acquisition onboarding process.
Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM.
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM			2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Fixed Income	$657.5	$330.5	$256.1	99%	29%
Equity	502.9	290.8	275.5	73%	6%
Multi-Asset	146.4	122.7	122.2	19%	0%
Alternative	132.6	63.7	33.7	108%	89%
Cash Management	64.7	25.2	9.5	157%	165%
Total	$1,504.1	$832.9	$697.0	81%	19%

	Mix of Average AUM
for the fiscal years ended September 30,	2021	2020	2019
Fixed Income	44%	39%	37%
Equity	33%	35%	40%
Multi-Asset	10%	15%	17%
Alternative	9%	8%	5%
Cash Management	4%	3%	1%
Total	100%	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Beginning AUM	$1,418.9	$692.6	$717.1	105%	(3%)
Long-term inflows	364.7	182.4	175.0	100%	4%
Long-term outflows	(389.9)	(244.0)	(206.8)	60%	18%
Long-term net flows	(25.2)	(61.6)	(31.8)	(59%)	94%
Cash management net flows	(15.1)	(9.9)	0.9	53%	NM
Total net flows	(40.3)	(71.5)	(30.9)	(44%)	131%
Acquisitions	3.5	806.5	26.4	(100%)	NM
Net market change, distributions and other	148.0	(8.7)	(20.0)	NM	(57%)
Ending AUM	$1,530.1	$1,418.9	$692.6	8%	105%
Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2021	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
AUM at October 1, 2020	$656.9	$438.1	$129.4	$122.1	$72.4	$1,418.9
Long-term inflows	176.5	132.1	36.3	19.8	—	364.7
Long-term outflows	(188.2)	(154.2)	(35.7)	(11.8)	—	(389.9)
Long-term net flows	(11.7)	(22.1)	0.6	8.0	—	(25.2)
Cash management net flows	—	—	—	—	(15.1)	(15.1)
Total net flows	(11.7)	(22.1)	0.6	8.0	(15.1)	(40.3)
Acquisition	3.5	—	—	—	—	3.5
Net market change, distributions and other	1.6	107.6	22.4	15.1	1.3	148.0
AUM at September 30, 2021	$650.3	$523.6	$152.4	$145.2	$58.6	$1,530.1
AUM increased $111.2 billion or 8% during fiscal year 2021 due to $148.0 billion of net market change, distributions and other, and $3.5 billion from an acquisition, partially offset by $25.2 billion of long-term net outflows and $15.1 billion of cash management net outflows. Net market change, distributions and other primarily consists of $176.3 billion of market appreciation, partially offset by $29.1 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and multi-asset asset classes and reflected positive returns in global equity markets.
Long-term inflows increased 100% to $364.7 billion, as compared to the prior year, and long-term outflows increased 60% to $389.9 billion due to higher inflows and outflows in all long-term asset classes primarily due to the acquisition of Legg Mason. Long-term net outflows included outflows of $35.7 billion from sixteen institutional products, including two fixed income redemptions of $5.9 billion and $2.0 billion and two equity redemptions of $3.7 billion and $2.2 billion, $12.5 billion from seven fixed income funds, including $3.3 billion from five India credit funds that were non-management fee earning which are in the process of winding up, $5.4 billion from a 529 plan redemption, $3.9 billion from two equity funds and $3.1 billion from a multi-asset fund, partially offset by inflows of $12.3 billion in three fixed income funds, $6.7 billion in three institutional products, $3.7 billion in an equity fund, $3.1 billion in a multi-asset fund and $3.0 billion in two alternative funds.

(in billions)
for the fiscal year ended September 30, 2020	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
AUM at October 1, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6
Long-term inflows	79.7	64.6	27.5	10.6	—	182.4
Long-term outflows	(112.9)	(90.6)	(33.2)	(7.3)	—	(244.0)
Long-term net flows	(33.2)	(26.0)	(5.7)	3.3	—	(61.6)
Cash management net flows	—	—	—	—	(9.9)	(9.9)
Total net flows	(33.2)	(26.0)	(5.7)	3.3	(9.9)	(71.5)
Acquisitions	449.6	189.2	18.2	73.9	75.6	806.5
Net market change, distributions and other	(10.1)	11.0	(6.7)	(0.1)	(2.8)	(8.7)
AUM at September 30, 2020	$656.9	$438.1	$129.4	$122.1	$72.4	$1,418.9
AUM increased $726.3 billion or 105% during fiscal year 2020 as $806.5 billion from acquisitions was partially offset by $61.6 billion of long-term net outflows, $9.9 billion of cash management net outflows and $8.7 billion of net market change, distributions and other. Acquisitions included $797.4 billion from the acquisition of Legg Mason and $9.1 billion from other acquisitions. Long-term inflows increased 4% to $182.4 billion due to higher inflows in all the long-term asset classes except multi-asset. Long-term outflows increased 18% to $244.0 billion due to higher outflows in all long-term asset classes except multi-asset, most significantly in fixed income products. Long-term net outflows included outflows of $27.6 billion from six fixed income funds, $7.3 billion from seven institutional products, $6.2 billion from three equity funds, and $3.6 billion from a multi-asset fund, partially offset by inflows of $6.0 billion in two equity funds, $4.0 billion in three fixed income funds, $2.0 billion in two institutional products and $1.3 billion in a private open-end product. Net market change, distributions and other primarily consists of $24.8 billion of long-term distributions, partially offset by $15.8 billion of market appreciation. The market appreciation occurred primarily in the equity asset class and reflected positive returns in global equity markets.

(in billions)
for the fiscal year ended September 30, 2019	Fixed Income	Equity	Multi-Asset	Alternative	Cash Management	Total
AUM at October 1, 2018	$258.5	$304.6	$126.7	$18.0	$9.3	$717.1
Long-term inflows	75.6	58.5	34.8	6.1	—	175.0
Long-term outflows	(81.9)	(83.5)	(35.9)	(5.5)	—	(206.8)
Long-term net flows	(6.3)	(25.0)	(1.1)	0.6	—	(31.8)
Cash management net flows	—	—	—	—	0.9	0.9
Total net flows	(6.3)	(25.0)	(1.1)	0.6	0.9	(30.9)
Acquisition	—	—	—	26.4	—	26.4
Net market change, distributions and other	(1.6)	(15.7)	(2.0)	—	(0.7)	(20.0)
AUM at September 30, 2019	$250.6	$263.9	$123.6	$45.0	$9.5	$692.6

AUM by sales region was as follows:

(in billions)				2021 vs. 2020	2020 vs. 2019
as of September 30,	2021	2020	2019
United States	$1,140.2	$1,024.0	$477.9	11%	114%
International
Asia-Pacific	155.6	168.6	89.0	(8%)	89%
Europe, Middle East and Africa	153.9	141.8	87.9	9%	61%
Latin America	53.5	59.4	13.5	(10%)	340%
Canada	26.9	25.1	24.3	7%	3%
Total international	$389.9	$394.9	$214.7	(1%)	84%
Total	$1,530.1	$1,418.9	$692.6	8%	105%
Average AUM by sales region was as follows:

(in billions)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
United States	$1,103.6	$587.2	$473.3	88%	24%
International
Asia-Pacific	165.9	102.4	90.4	62%	13%
Europe, Middle East and Africa	151.7	97.8	91.5	55%	7%
Latin America	56.6	23.1	14.6	145%	58%
Canada	26.3	22.4	27.2	17%	(18%)
Total international	$400.5	$245.7	$223.7	63%	10%
Total	$1,504.1	$832.9	$697.0	81%	19%
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and of our strategy composites against benchmarks. Higher long-term relative performance of our mutual fund AUM during fiscal year 2021 resulted in a significant increase from September 30, 2020 to the peer group comparison for the one-, three- and five-year periods. Approximately half of our mutual fund AUM and at least 69% of our strategy composite AUM exceeded the peer group median comparisons for all periods presented, primarily driven by the performance of our fixed income products.

The performance of our mutual fund products against peer group medians and of our strategy composites against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of September 30, 2021	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	65%	60%	63%	61%	95%	88%	95%	95%
Equity	41%	41%	41%	51%	40%	41%	41%	53%
Total AUM[3]	58%	55%	57%	61%	71%	69%	72%	77%
 _______________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 42%, 42%, 41% and 39% of our total AUM as of September 30, 2021.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 69%, 68%, 68% and 62% of our total AUM as of September 30, 2021.
3Total mutual fund AUM includes performance of our multi-asset and alternative AUM, and total strategy composite AUM includes performance of our alternative AUM. Multi-asset and alternative AUM represent 10% and 9% of our total AUM at September 30, 2021.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of October 7, 2021 and are subject to revision. While we remain focused on achieving strong long-term performance, our future peer group and benchmarking rankings may vary from our past performance.
Past performance is not indicative of future results. For AUM included in institutional and retail separate accounts and investment funds managed in the same strategy as separate accounts, performance comparisons are based on gross-of-fee performance. For investment funds which are not managed in a separate account format, performance comparisons are based on net-of-fee performance. These performance comparisons do not reflect the actual performance of any specific separate account or investment fund; individual separate account and investment fund performance may differ. The information in this presentation is provided solely for use in connection with this document, and is not directed toward existing or potential clients of Franklin.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Investment management fees	$6,541.6	$3,981.7	$3,985.2	64%	0%
Sales and distribution fees	1,635.5	1,362.0	1,444.6	20%	(6%)
Shareholder servicing fees	211.2	195.1	216.3	8%	(10%)
Other	37.2	27.7	23.3	34%	19%
Total Operating Revenues	$8,425.5	$5,566.5	$5,669.4	51%	(2%)
The Legg Mason acquisition had a significant impact on operating revenues in fiscal year 2021; however, due to the continued integration of the combined businesses, it is no longer practicable to separately quantify the impact of the legacy Legg Mason business.
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $2,559.9 million in fiscal year 2021 primarily due to the acquisition of Legg Mason, a 5% increase in average AUM and higher performance fees. The increase in average AUM occurred primarily in the equity and multi-asset asset classes, partially offset by decreases in the fixed income asset class. The increase occurred primarily in U.S. sales regions, partially offset by a decline in Asia-Pacific sales region.
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
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 41.8, 47.3 and 56.4 basis points for fiscal years 2021, 2020 and 2019. The rate decrease in fiscal year 2021 was primarily due to the Legg Mason acquisition, as Legg Mason generally had a lower overall effective fee rate due to a higher mix of institutional and fixed income AUM.
Performance-based investment management fees were $258.6 million, $44.0 million and $52.9 million for fiscal years 2021, 2020 and 2019. The increase in fiscal year 2021 was primarily due to the acquisition of Legg Mason as well as strong performance, while the decrease in fiscal year 2020 was primarily due to the lower performance fees earned from a private debt fund, separate accounts and a real estate fund, partially offset by $15.0 million of performance fees earned by Legg Mason subsequent to the acquisition.

U.S. industry asset-weighted average management fee rates were as follows:

(in basis points)	Industry Average[1]
for the fiscal years ended September 30,	2021	2020	2019
Fixed Income[2]	27	27	29
Equity[3]	31	32	33
Multi-Asset	37	37	38
Alternative[4]	63	62	72
Cash Management	13	16	16
 ________________
1U.S. industry asset-weighted average management fee rates were calculated using information available from Lipper, a Refinitiv Company, as of September 30, 2021, 2020 and 2019 and include all U.S.-registered open-end funds and exchange traded funds that reported expense data to Lipper as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper, management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity and fund of fund products are not included.
2The decreases in the average rate in fiscal years 2021 and 2020 reflect higher weightings of two large low-fee passive funds and lower weightings of two large higher-fee actively managed funds for fiscal year 2020.
3The decreases in the average rate in fiscal years 2021 and 2020 reflect higher weightings of two large low-fee passive funds.
4The increase in the average rate in fiscal year 2021 reflect higher weightings of one large actively managed fund and lower weightings of one large low-fee passive fund, while decrease in the average rate in fiscal year 2020 reflect higher weightings of one large low-fee passive fund.
The declines in U.S. industry average management fee rates for long-term asset classes generally reflect increased investor demand for lower-fee passive funds. Our actual effective investment management fee rates are generally higher than the U.S. industry average rates as we actively manage substantially all of our products and have a significant amount of international AUM, both of which generate higher fees. Our fiscal year 2021 effective fee rates in the U.S. generally decreased to a greater extent than the average industry rates due to the acquisition of Legg Mason, as Legg Mason generally had a lower overall effective fee rate due to a higher mix of institutional and fixed income AUM .
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

Sales and distribution fees by revenue driver are presented below.

(in millions)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Asset-based fees	$1,302.3	$1,096.3	$1,188.2	19%	(8%)
Sales-based fees	314.6	245.9	244.0	28%	1%
Contingent sales charges	18.6	19.8	12.4	(6%)	60%
Sales and Distribution Fees	$1,635.5	$1,362.0	$1,444.6	20%	(6%)
Asset-based distribution fees increased $206.0 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $53.1 million from a 5% increase in the related average AUM, partially offset by $33.2 million from a higher mix of lower-fee U.S. assets. Asset-based distribution fees decreased $91.9 million in fiscal year 2020 primarily due to decreases of $79.2 million from a 7% decrease in the related average AUM and $38.6 million from a higher mix of lower-fee U.S. assets, partially offset by $35.3 million from fees earned by Legg Mason subsequent to the acquisition.
Sales-based fees increased $68.7 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $13.0 million from higher commissionable sales. Sales-based fees increased $1.9 million in fiscal year 2020 primarily due to increases of $9.8 million from fees earned by Legg Mason subsequent to the acquisition, $7.2 million from higher U.S. product commissionable sales and, $2.9 million from a higher mix of equity sales, which typically generate higher sales fees than fixed income products. The increases were substantially offset by a decrease of $18.7 million from lower non-U.S. product commissionable sales.
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
Shareholder servicing fees increased $16.1 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and higher levels of related AUM, partially offset by lower levels of transactions. Shareholder servicing fees decreased $21.2 million in fiscal year 2020 primarily due to lower levels of related AUM and transactions.
Other
Other revenue increased $9.5 million and $4.4 million in fiscal years 2021 and 2020 primarily due to higher miscellaneous fee revenues.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,
Compensation and benefits	$2,971.3	$1,873.9	$1,584.7	59%	18%
Sales, distribution and marketing	2,105.8	1,703.1	1,819.6	24%	(6%)
Information systems and technology	486.1	288.4	258.5	69%	12%
Occupancy	218.1	147.9	133.6	47%	11%
Amortization of intangible assets	232.0	54.0	14.7	330%	267%
General, administrative and other	537.2	450.3	391.4	19%	15%
Total Operating Expenses	$6,550.5	$4,517.6	$4,202.5	45%	7%
The Legg Mason acquisition had a significant impact on operating expenses in fiscal year 2021; however, due to the continued integration of the combined businesses, it is no longer practicable to separately quantify the impact of the legacy Legg Mason business.
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Salaries, wages and benefits	$1,415.5	$1,051.7	$960.6	35%	9%
Variable compensation	1,365.0	571.6	504.9	139%	13%
Acquisition-related retention	163.7	195.8	63.7	(16%)	207%
Special termination benefits	27.1	54.8	55.5	(51%)	(1%)
Compensation and Benefits Expenses	$2,971.3	$1,873.9	$1,584.7	59%	18%
Salaries, wages and benefits increased $363.8 million in fiscal year 2021, primarily due to the acquisition of Legg Mason. Salaries, wages and benefits increased $91.1 million in fiscal year 2020, primarily due to increases of $56.9 million from higher average staffing levels primarily resulting from acquisitions, $19.3 million for an annual salary increase that was effective December 1 of the fiscal year and $16.2 million related to other termination benefits, partially offset by a decrease of $5.9 million from favorable foreign currency impacts.
Variable compensation increased $793.4 million in fiscal year 2021, primarily due to the acquisition of Legg Mason, which includes $25.3 million from acquisition-related pass through performance fees. Variable compensation increased $66.7 million in fiscal year 2020, primarily due to increases of $67.7 million related to acquired firms’ bonus plans and $10.0 million related to private equity and other product performance fees, partially offset by decreases of $11.3 million related to unvested mutual fund awards and $9.6 million related to bonus expense primarily due to lower expectations of our annual performance.
Acquisition-related retention expenses decreased $32.1 million in fiscal year 2021 and increased $132.1 million in fiscal year 2020 primarily due to the acquisition of Legg Mason.
Special termination benefits primarily relate to workforce optimization initiatives related to the acquisition of Legg Mason in fiscal years 2021 and 2020, and voluntary separation and workforce reduction initiatives of 4.5% of our global workforce in the fiscal year ended September 30, 2019 (“fiscal year 2019”).
We expect to incur acquisition-related retention expenses of approximately $130 million during the fiscal year ending September 30, 2022 (“fiscal year 2022”), and decreasing over the following two fiscal years by approximately $15 million and $25 million. At September 30, 2021, our global workforce had decreased to approximately 10,300 employees from approximately 11,800 at September 30, 2020.

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
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,
Asset-based expenses	$1,714.7	$1,369.0	$1,476.0	25%	(7%)
Sales-based expenses	312.9	253.8	257.8	23%	(2%)
Amortization of deferred sales commissions	78.2	80.3	85.8	(3%)	(6%)
Sales, Distribution and Marketing	$2,105.8	$1,703.1	$1,819.6	24%	(6%)
Asset-based expenses increased $345.7 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $59.7 million from a 5% increase in the related average AUM. Asset-based expenses decreased $107.0 million in fiscal year 2020 primarily due to decreases of $107.4 million from an 8% decrease in the related average AUM and $53.4 million from a higher mix of lower-fee U.S. assets, partially offset by a $58.6 million increase in expenses incurred by Legg Mason subsequent to the acquisition. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $59.1 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $12.1 million from higher commissionable sales. Sales-based expenses decreased $4.0 million in fiscal year 2020 primarily due to a $20.3 million decrease from lower non-U.S. product commissionable sales, largely offset by an $8.6 million increase in expenses incurred by Legg Mason subsequent to the acquisition and a $7.5 million increase from higher U.S. product commissionable sales. U.S. products typically generate higher sales commissions than non-U.S. products.
Information Systems and Technology
Information systems and technology expenses increased $197.7 million in fiscal year 2021 primarily due to higher external data service and software costs and technology consulting as a result of the Legg Mason acquisition. Information systems and technology expenses increased $29.9 million in fiscal year 2020 primarily due to expenses of Legg Mason subsequent to closing of the acquisition.
Occupancy
Occupancy expenses increased $70.2 million and $14.3 million in fiscal years 2021 and 2020 primarily due to an increase in leased office space as a result of the Legg Mason acquisition.

Amortization of intangible assets
Amortization of intangible assets increased $178.0 million and $39.3 million in fiscal years 2021 and 2020 primarily related to the intangible assets recognized as part of the acquisition of Legg Mason. See Note 9 – Goodwill and Other Intangible Assets in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on definite-lived intangible assets.
General, Administrative and Other
General, administrative and other operating expenses primarily consist of professional fees, fund-related service fees payable to external parties, advertising and promotion, travel and entertainment, and other miscellaneous expenses.
General, administrative and other operating expenses increased $86.9 million in fiscal year 2021, primarily due to the acquisition of Legg Mason and $43.0 million of closed-end fund product launch costs. The increase was also due to increases of $35.0 million third-party fund administration and sub-advisory service fees and $12.9 million placement and platform fees. The increases were partially offset by $55.4 million prior year impairments of intangible assets and goodwill primarily related to assets recognized from the acquisitions of Benefit Street Partners, L.L.C. (“BSP”) and Onsa, Inc., (formally known as TokenVault, Inc).
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
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2021 vs. 2020	2020 vs. 2019
for the fiscal years ended September 30,	2021	2020	2019
Investment and other income (losses), net	$264.7	$(38.4)	$141.4	NM	NM
Interest expense	(85.4)	(33.4)	(22.4)	156%	49%
Investment and other income of consolidated investment products, net	421.1	70.2	78.8	500%	(11%)
Expenses of consolidated investment products	(31.2)	(29.4)	(16.9)	6%	74%
Other Income (Expenses), Net	$569.2	$(31.0)	$180.9	NM	NM
Investment and other income (losses), net consists primarily of income (losses) from equity method investees, gains (losses) on investments held by the Company, rental income from excess owned space in our San Mateo, California corporate headquarters and other office buildings which we lease to third parties, gains (losses) on derivatives, foreign currency exchange gains (losses) and dividend income.
Investment and other income (losses), net increased $303.1 million in fiscal year 2021 primarily due to income from equity method investees and gains on investments held by the Company, partially offset by a decrease in dividend income and losses on derivatives. Investment and other income (losses), net decreased $179.8 million in fiscal year 2020 primarily due to the impact of steep declines in market valuations on investment income, lower dividend and interest income, and foreign exchange losses, partially offset by an increase in rental income.
Equity method investees generated income of $154.3 million, as compared to losses of $98.1 million in the prior year. The current year reflects continued recovery in market valuations of investments held by various global equity funds. Losses from equity method investees increased $87.7 million in fiscal year 2020, primarily related to investments in two global equity funds.

Investments held by the Company generated net gains of $90.9 million, as compared to net losses of $16.8 million in the prior year, primarily from various nonconsolidated funds, and in the current year, assets invested for Legg Mason deferred compensation plans.
Dividend income decreased $40.1 million in fiscal year 2021 and $48.1 million in fiscal year 2020 primarily due to lower yields on money market funds.
Interest expense increased $52.0 million in fiscal year 2021 primarily due to interest expense recognized on debt of Legg Mason and on the senior unsecured unsubordinated notes issued during fiscal year 2021, partially offset by the redemption of the junior notes issued by Legg Mason. Interest expense increased $11.0 million in fiscal year 2020 primarily due to interest expense recognized on debt of Legg Mason subsequent to the acquisition.
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
Investment and other income of consolidated investment products, net increased $350.9 million in fiscal year 2021 primarily due to net gains on investments held by various alternative funds. Investment and other income of consolidated investment products, net decreased $8.6 million in fiscal year 2020 primarily due to net losses on investments held by various alternative funds, partially offset by net gains from holdings of various equity funds and a U.S. fixed income fund and an increase in dividend and interest income of CIPs.
Expenses of consolidated investment products increased $1.8 million in fiscal year 2021 and $12.5 million in fiscal year 2020, primarily due to activity of the funds.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2021, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$4,357.8	$—	$—	$—	$—	$4,357.8
Investments
Fixed Income	—	229.4	66.4	37.7	247.0	580.5
Equity	—	205.7	421.6	42.8	277.0	947.1
Multi-Asset	—	42.9	5.4	—	94.8	143.1
Alternative	—	110.3	320.9	27.2	424.0	882.4
Total investments	—	588.3	814.3	107.7	1,042.8	2,553.1
Total Cash and Cash Equivalents and Investments	$4,357.8	$588.3	$814.3	$107.7	$1,042.8	$6,910.9

 ______________
1See Note 1 – Significant Accounting Policies and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.

TAXES ON INCOME
Our effective income tax rate for fiscal year 2021 was 14.3% as compared to 22.7% in fiscal year 2020 and 26.8% in fiscal year 2019. The rate decrease in fiscal year 2021 was primarily due to the release of a tax reserve following the close of an IRS audit of the U.S. taxation of deemed foreign dividends (“Transition Tax”) for fiscal year 2018 and net income attributable to noncontrolling interests as compared to a net loss in the prior fiscal year. The rate decrease in fiscal year 2020 was primarily due to the prior-year reversal of the tax benefit included in the Transition Tax upon issuance of final regulations by the U.S. Department of Treasury for the Tax Cuts and Jobs Act (“Tax Act”), tax benefits from capital losses subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch, and a statutory rate reduction enacted in India in December 2019. These decreases were partially offset by an increase in the tax rate due to a lower mix of earnings in lower tax jurisdictions. Our effective income tax rate excluding the one-time impact of the Tax Act was 21.6% for fiscal year 2019.
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
•Impact on compensation and benefits expense from gains and losses on investments related to Legg Mason deferred compensation plans and seed investments, which is offset in investment and other income (losses), net.
•Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration liabilities.
•Amortization and impairment of intangible assets and goodwill.
•Special termination benefits related to workforce optimization initiatives related to past acquisitions and specific initiatives announced by the Company.

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
•Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration liabilities.
•Amortization and impairment of intangible assets.
•Impairment of goodwill and write off of noncontrolling interests related to the wind down of an acquired business.
•Special termination benefits related to workforce optimization initiatives related to past acquisitions and specific initiatives announced by the Company.
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
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of consolidated products is not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, amortization and impairment of intangible assets and goodwill, the write-off of noncontrolling interests, and interest expense for amortization of the Legg Mason debt premium to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to past acquisitions and specific initiatives announced by the Company because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net and net gains or losses on investments related to Legg Mason deferred compensation plans which are not offset by compensation and benefits expense because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2021	2020	2019
for the fiscal years ended September 30,
Operating income	$1,875.0	$1,048.9	$1,466.9
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	22.8	23.6	30.7
Acquisition-related retention	163.7	195.8	63.7
Compensation and benefits expense from gains on deferred compensation and seed investments, net	22.7	1.2	—
Other acquisition-related expenses	36.0	57.4	9.4
Amortization of intangible assets	232.0	54.0	14.7
Impairment of goodwill and intangible assets	—	55.4	13.3
Special termination benefits	27.1	54.8	55.5
Adjusted operating income	$2,379.3	$1,491.1	$1,654.2

Total operating revenues	$8,425.5	$5,566.5	$5,669.4
Add (subtract):
Acquisition-related pass through performance fees	(25.3)	(9.4)	—
Sales and distribution fees	(1,635.5)	(1,362.0)	(1,444.6)
Allocation of investment management fees for sales, distribution and marketing expenses	(470.3)	(341.1)	(375.0)
Elimination of operating revenues upon consolidation of investment products¹	22.8	23.6	30.7
Adjusted operating revenues	$6,317.2	$3,877.6	$3,880.5

Operating margin	22.3%	18.8%	25.9%
Adjusted operating margin	37.7%	38.5%	42.6%

(in millions, except per share data)	2021	2020	2019
for the fiscal years ended September 30,
Net income attributable to Franklin Resources, Inc.	$1,831.2	$798.9	$1,195.7
Add (subtract):
Net income of consolidated investment products¹	(2.8)	(4.6)	(3.7)
Acquisition-related retention	163.7	195.8	63.7
Other acquisition-related expenses	34.0	58.6	9.4
Amortization of intangible assets	232.0	54.0	14.7
Impairment of goodwill and intangible assets	—	55.4	13.3
Special termination benefits	27.1	54.8	55.5
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(1.2)	(0.1)	—
Unrealized investment losses (gains)	(285.7)	221.0	20.0
Interest expense for amortization of debt premium	(51.4)	(4.7)	—
Write-off of noncontrolling interests	—	(16.7)	—
Net income tax expense of adjustments	(31.7)	(101.4)	(37.3)
Adjusted net income	$1,915.2	$1,311.0	$1,331.3

Diluted earnings per share	$3.57	$1.59	$2.35
Adjusted diluted earnings per share	3.74	2.61	2.62
__________________
1The impact of consolidated investment products is summarized as follows:

(in millions)	2021	2020	2019
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(22.8)	$(23.6)	$(30.7)
Other income, net	207.4	33.6	39.8
Less: income attributable to noncontrolling interests	181.8	5.4	5.4
Net income	$2.8	$4.6	$3.7
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Operating cash flows	$1,245.4	$1,083.3	$268.5
Investing cash flows	(2,615.9)	(4,061.9)	(1,275.4)
Financing cash flows	2,030.1	734.4	339.9
Net cash provided by operating activities increased in fiscal year 2021 primarily due to higher net income, a higher adjustment for amortization of intangible assets and increases in accrued compensation and benefits, partially offset by a lower change in investments, net, adjustments for gains of CIPs as compared to losses in the prior year, increases in receivables and other assets and income from investments in equity method investees as compared to losses in the prior year. Net cash used in investing activities decreased as compared to the prior year primarily due to lower cash paid for acquisitions, partially offset by net deconsolidation of CIPs as compared to net consolidation in the prior year, higher net purchases of investments by CLOs and net purchases of investments as compared to net liquidations in the prior year. Net cash provided by financing activities increased as compared to the prior year primarily due to proceeds from debt of CIPs, proceeds from issuance of debt and higher net subscriptions in CIPs by noncontrolling interests, partially offset by higher payments on debt by CIPs and debt.

Net cash provided by operating activities increased in fiscal year 2020 primarily due to lower net purchases of investments by CIPs, decreases in investments, net, decreases in receivables and other assets, and a smaller decline in taxes payable, partially offset by decreases in net income and decreases in accounts payable and accrued expenses. Net cash used in investing activities increased as compared to the prior year primarily due to higher cash paid for acquisitions, and net purchases of investments by CLOs, partially offset by net consolidation of CIPs as compared to net deconsolidation in the prior year, higher net liquidation of our investments as compared to the prior year, and lower net additions of property, plant and equipment. Net cash provided by financing activities, as compared to net cash used in the prior year, primarily resulted from proceeds from debt of CIPs and lower repurchases of stock, partially offset by lower net subscriptions in CIPs by noncontrolling interests and payments on debt by CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2021	2020	2019
Assets
Cash and cash equivalents	$4,357.8	$3,026.8	$5,803.4
Receivables	1,300.4	1,114.8	740.0
Investments	1,042.2	982.2	2,029.4
Total Liquid Assets	$6,700.4	$5,123.8	$8,572.8

Liability
Debt	$3,399.4	$3,017.1	$696.9
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2021 primarily consist of deposits with financial institutions and money market funds. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Liquid assets used to satisfy these purposes were $4,059.6 million at September 30, 2021 and $3,290.9 million at September 30, 2020, including $262.6 million and $316.6 million that was restricted by regulatory requirements. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, or we could raise capital through debt or equity issuance. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, the ability to issue debt or equity securities and borrowing capacity under our uncommitted commercial paper private placement program.
On September 15, 2021, we redeemed all of the outstanding $500.0 million 5.450% junior notes due in September 2056 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $6.8 million.

On August 12, 2021, we completed the offering and sale of the 2.950% senior unsecured unsubordinated notes due 2051 with an aggregate principal amount of $350.0 million.
On March 15, 2021, we redeemed all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.0 million.
On October 19, 2020, we completed the offering and sale of the 1.600% senior unsecured unsubordinated notes due 2030 with a principal amount of $750.0 million. On August 12, 2021, the Company issued an additional $100.0 million in aggregate principal amount of 1.600% senior notes due October 2030. The notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price.
Prior to fiscal year 2021, we issued senior unsecured unsubordinated notes for general corporate purposes, to redeem outstanding notes and to finance an acquisition. At September 30, 2021, $699.6 million of the notes issued by Franklin in prior fiscal years were outstanding with an aggregate principal amount due of $700.0 million. The notes were issued at fixed interest rates and consist of $300.0 million at 2.800% per annum which mature in 2022, $400.0 million at 2.850% per annum which mature in 2025. At September 30, 2021, a total of $1,893.7 million of the notes issued by Franklin were outstanding with an aggregate principal amount due of $1,900.0 million.
At September 30, 2021, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest payable semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,518.3 million at September 30, 2021. Effective August 2, 2021, Franklin has agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at September 30, 2021.
At September 30, 2021, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business including through acquisitions, pay stockholder dividends, invest in our products, pay income taxes and operating expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, and repay and service debt. While we expect to continue to repurchase shares to offset dilution from share-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment teams and operations.
In the ordinary course of business, we enter into contracts or purchase obligations with third parties whereby the third parties provide goods or services to or on behalf of the Company. Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and are recorded as liabilities in the consolidated financial statements when services are provided. At September 30, 2021, we had $471.8 million of purchase obligations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $1.12 per share ($0.28 per share per quarter) in fiscal year 2021, and of $1.08 per share ($0.27 per share per quarter) in fiscal year 2020. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During fiscal years 2021 and 2020, we repurchased 7.3 million and 9.0 million shares of our common stock at a cost of $208.2 million and $219.4 million. At September 30, 2021, 30.9 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
We routinely make cash investments in the course of launching sponsored funds. At September 30, 2021, we had $285.1 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the consolidated balance sheet.
We invested $182.2 million, net of redemptions, in our sponsored products during fiscal year 2021, and redeemed $636.6 million, net of investments, during fiscal year 2020.
On November 1, 2021, we entered into an acquisition agreement to acquire all of the outstanding ownership interests in Lexington Partners L.P. for cash consideration of approximately $1.0 billion to be paid at closing and additional cash payments totaling $750.0 million to be paid over the next three years. The acquisition is expected to be completed in the second quarter of the fiscal year 2022 and is expected to be funded from available cash.
On September 29, 2021, we entered into an acquisition agreement to acquire all of the outstanding ownership interests in O'Shaughnessy Asset Management for cash consideration of approximately $300.0 million, excluding future payments to be made upon the attainment of certain performance measures. The acquisition is expected to be completed in the first quarter of fiscal year 2022 and is expected to be funded from available cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. In April 2020, we authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and are in the process of winding up. The loans were fully repaid during the second quarter of fiscal year 2021. See Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for further information. We did not provide financial or other support to our sponsored funds during fiscal year 2021 or 2020.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic have adversely affected and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity (“VOE”) or are the primary beneficiary of a variable interest entity (“VIE”).

A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or do not have defined rights and obligations normally associated with an equity investment. The assessment of whether an entity is a VIE or VOE involves judgment and analysis on a structure by structure basis. When performing the assessment, we consider factors such as the entity’s legal organization, design and capital structure, the rights of the equity investment holders and our contractual involvement with and ownership interest in the entity. Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products.
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key assumption used in the analysis includes the amount of AUM. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2021, we were the primary beneficiary of 50 investment product VIEs.
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
Our management contract intangible assets are amortized over their estimated useful lives, which range from three to fifteen years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period. Trade names are amortized over their estimated useful lives which range from five to twenty years using the straight-line method.
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
We may first assess goodwill and indefinite-lived intangible assets for qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The qualitative analysis considers entity-specific and macroeconomic factors and their potential impact on key assumptions used in the determination of the fair value of the reporting unit or indefinite-lived intangible asset. A quantitative impairment test is performed if the results of the qualitative assessment indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value or an indefinite-lived intangible asset is impaired, or if a qualitative assessment is not performed. Quantitative tests compare the fair value of the asset to its carrying value.

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
We performed a qualitative annual impairment test for goodwill and all indefinite-lived intangible assets as of August 1, 2021 and concluded it is more likely than not that the fair values of the reporting unit and the indefinite-lived intangible assets exceed their carrying values.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual assessment to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of our impairment assessment as of August 1, 2021. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2021, there were no impairments of goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful life as well as royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. There were no impairments of definite-lived intangible assets during fiscal year 2021.
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
As of September 30, 2021, Level 3 assets represented 9% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were $23.1 million of transfers into and $5.0 million of transfers out of Level 3 during fiscal year 2021.
The following are descriptions of the significant assets measured at fair value and their fair value methodologies.
Sponsored funds and separate accounts consist primarily of investments in nonconsolidated sponsored funds and to a lesser extent, separate accounts. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of the underlying investments in the separate accounts are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
Investments related to long-term incentive plans consist primarily of investments in sponsored funds related to certain compensation plans that have certain vesting provisions. Changes in fair value are recognized as gains and losses in earnings. The fair values of the investments are determined based on the fund products’ published NAV or estimated using NAV as a practical expedient.
Other equity and debt securities consist of other equity investment securities and trading debt securities. Changes in the fair value are recognized as gains and losses in earnings. The fair values of equity securities other than fund products are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs. The fair values of debt securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
Investments of CIPs consist of marketable debt and equity securities and other investments that are not generally traded in active markets. Changes in the fair value of the investments are recognized as gains and losses in earnings. The fair values of marketable securities are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. The investments that are not generally traded in active markets consist of loans, other equity and debt securities of entities in emerging markets, fund products and real estate. The fair values are determined using significant unobservable inputs in either a market-based or income-based approach, except for fund products, for which fair values are estimated using NAV as a practical expedient.
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
Revenues
We earn revenue primarily from providing investment management and related services to our customers. In addition to investment management, services include fund administration, sales and distribution, and shareholder servicing. Revenues are recognized when our obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. The obligations are satisfied over time as the services are rendered, except for the sales and distribution obligations for the sale of shares of sponsored funds, which are satisfied on trade date. Multiple services included in customer contracts are accounted for separately when the obligations are determined to be distinct. Management judgment is involved in assessing the probability of significant revenue reversal and in the identification of distinct services.
Fees from providing investment management and fund administration services (“investment management fees”), other than performance-based investment management fees, are determined based on a percentage of AUM, primarily on a monthly basis using daily average AUM, and are recognized as the services are performed over time. Performance-based investment management fees are generated when investment products’ performance exceeds targets established in customer contracts. These fees are recognized when significant reversal of the amount is no longer probable and may relate to investment management services that were provided in prior periods.
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

Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, we consider all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute and the effectiveness of prudent and feasible tax planning strategies among other factors. For each tax position taken or expected to be taken in a tax return, we utilize significant judgment related to the range of possible favorable or unfavorable outcomes to determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
We operate in numerous countries, states and other taxing jurisdictions. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant taxing authorities. Significant judgment is required in the determination of our annual income tax provisions, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes, and new judicial rulings. We repatriate foreign earnings that are in excess of regulatory, capital or operational requirements of all of our non-U.S. subsidiaries.
It is possible that actual results will vary from those recognized in our consolidated financial statements due to changes in the interpretation of applicable guidance or as a result of examinations by taxing authorities.
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2021 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
AUM Market Price Risk
We are exposed to market risk through our investment management and distribution fees, which are generally calculated as a percentage of AUM. Changes in equity market prices, interest rates, credit spreads, foreign exchange rates, or a combination of these factors could cause the value of AUM to decline, which would result in lower investment management and distribution fees. Our exposure to these risks is reduced as we sponsor a broad range of investment products in various global jurisdictions, which serves to mitigate the impact of changes in any particular market or region.
Assuming the respective effective fee rates and asset mix remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2021 would have resulted in an increase or decrease in operating revenues of $758.5 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in funds that invest in debt securities, which were $1,606.0 million at September 30, 2021. Our exposure to interest rate risks from these investments is mitigated by the low average duration exposure and a broad range of products in various global jurisdictions. We had no exposure to changes in interest rates from debt obligations at September 30, 2021 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2021, we have considered the potential impact of a 100 basis point movement in market interest rates on our investments in funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenues in Europe, Middle East and Africa, Asia-Pacific and Americas excluding U.S. Our exposure to foreign currency exchange risk is reduced in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase.
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Pound Sterling, Indian Rupee, Canadian dollar and Australian dollar. These assets accounted for 22% of the total cash and cash equivalents and investments at September 30, 2021.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2021 would result in a $93.4 million increase in accumulated other comprehensive income and a $29.7 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2021. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $163.1 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$588.3	$647.1	$529.5
Direct investments in CIPs	1,042.8	1,147.1	938.5
Total	$1,631.1	$1,794.2	$1,468.0

Item 8.    Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2021, 2020 and 2019.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Realizability of Deferred Tax Assets
As described in Note 14 to the consolidated financial statements, the Company had gross deferred tax assets of $1,169.8 million as of September 30, 2021, reduced by a $319.3 million valuation allowance. Management records a valuation allowance to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, management considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the significant judgment by management when assessing the realizability of deferred tax assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of deferred tax assets and significant assumptions relating to the timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over the completeness and accuracy of data relevant to the analysis, determination of projected sources of taxable income and expected utilization of deferred tax assets. These procedures also included, among others: (i) evaluating management’s assessment of the realizability of deferred tax assets and the need for a valuation allowance, (ii) evaluating the reasonableness of management’s significant assumptions related to timing of expiration, projected sources of taxable income, limitations on utilization under the statute and effectiveness of prudent and feasible tax planning strategies, (iii) evaluating the prudence and feasibility of the implementation of available tax planning strategies, and (iv) testing the completeness and accuracy of the data utilized in the assessment of the realizability of deferred tax assets.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 19, 2021

We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2021	2020	2019
Operating Revenues
Investment management fees	$6,541.6	$3,981.7	$3,985.2
Sales and distribution fees	1,635.5	1,362.0	1,444.6
Shareholder servicing fees	211.2	195.1	216.3
Other	37.2	27.7	23.3
Total operating revenues	8,425.5	5,566.5	5,669.4
Operating Expenses
Compensation and benefits	2,971.3	1,873.9	1,584.7
Sales, distribution and marketing	2,105.8	1,703.1	1,819.6
Information systems and technology	486.1	288.4	258.5
Occupancy	218.1	147.9	133.6
Amortization of intangible assets	232.0	54.0	14.7
General, administrative and other	537.2	450.3	391.4
Total operating expenses	6,550.5	4,517.6	4,202.5
Operating Income	1,875.0	1,048.9	1,466.9
Other Income (Expenses)
Investment and other income (losses), net	264.7	(38.4)	141.4
Interest expense	(85.4)	(33.4)	(22.4)
Investment and other income of consolidated investment products, net	421.1	70.2	78.8
Expenses of consolidated investment products	(31.2)	(29.4)	(16.9)
Other income (expenses), net	569.2	(31.0)	180.9
Income before taxes	2,444.2	1,017.9	1,647.8
Taxes on income	349.6	230.8	442.3
Net income	2,094.6	787.1	1,205.5
Less: net income (loss) attributable to
Redeemable noncontrolling interests	94.1	48.6	6.2
Nonredeemable noncontrolling interests	169.3	(60.4)	3.6
Net Income Attributable to Franklin Resources, Inc.	$1,831.2	$798.9	$1,195.7

Earnings per Share
Basic	$3.58	$1.59	$2.35
Diluted	3.57	1.59	2.35

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Net Income	$2,094.6	$787.1	$1,205.5
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	29.1	25.8	(52.5)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.9	(1.8)	(2.0)
Net unrealized gains on investments, net of tax	—	—	1.5
Total other comprehensive income (loss)	30.0	24.0	(53.0)
Total comprehensive income	2,124.6	811.1	1,152.5
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	94.1	48.6	6.2
Nonredeemable noncontrolling interests	169.3	(60.4)	3.6
Comprehensive Income Attributable to Franklin Resources, Inc.	$1,861.2	$822.9	$1,142.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2021	2020
Assets
Cash and cash equivalents	$4,357.8	$3,026.8
Receivables	1,428.2	1,233.1
Investments (including $588.3 and $504.8 at fair value at September 30, 2021 and 2020)	1,510.3	1,304.5
Assets of consolidated investment products
Cash and cash equivalents	289.4	963.0
Investments, at fair value	5,820.1	4,074.0
Property and equipment, net	770.0	813.8
Goodwill	4,457.7	4,500.8
Intangible assets, net	4,710.2	4,914.2
Operating lease right-of-use assets	448.4	534.8
Other	376.3	319.5
Total Assets	$24,168.4	$21,684.5

Liabilities
Compensation and benefits	$1,179.3	$1,064.0
Accounts payable and accrued expenses	479.3	426.9
Commissions	259.8	268.0
Income taxes	693.6	703.3
Debt	3,399.4	3,017.1
Liabilities of consolidated investment products
Accounts payable and accrued expenses	558.0	611.2
Debt	3,671.0	2,800.6
Deferred tax liabilities	311.7	305.3
Operating lease liabilities	518.4	621.0
Other	354.3	456.1
Total liabilities	11,424.8	10,273.5
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests	933.0	541.9
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized;501,807,677 and 495,116,677 shares issued and outstanding at September 30, 2021 and 2020	50.2	49.5
Retained earnings	11,550.8	10,472.6
Accumulated other comprehensive loss	(377.6)	(407.6)
Total Franklin Resources, Inc. stockholders’ equity	11,223.4	10,114.5
Nonredeemable noncontrolling interests	587.2	754.6
Total stockholders’ equity	11,810.6	10,869.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$24,168.4	$21,684.5
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2021, 2020 and 2019	Shares	Amount
Balance at October 1, 2018	519.1	$51.9	$—	$10,217.9	$(370.6)	$9,899.2	$308.7	$10,207.9
Adoption of new accounting guidance				22.9	(8.0)	14.9		14.9
Net income				1,195.7		1,195.7	3.6	1,199.3
Other comprehensive loss					(53.0)	(53.0)		(53.0)
Dividends declared on common stock ($1.04 per share)				(528.3)		(528.3)		(528.3)
Repurchase of common stock	(24.6)	(2.5)	(133.8)	(620.0)		(756.3)		(756.3)
Issuance of common stock	4.8	0.5	129.8			130.3		130.3
Stock-based compensation			4.0			4.0		4.0
Net subscriptions and other							103.6	103.6
Net consolidation of investment product							24.3	24.3
Acquisition							194.8	194.8
Balance at September 30, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$635.0	$10,541.5
Net income (loss)				798.9		798.9	(60.4)	738.5
Other comprehensive income					24.0	24.0		24.0
Dividends declared on common stock ($1.08 per share)				(539.0)		(539.0)		(539.0)
Repurchase of common stock	(9.0)	(0.9)	(143.0)	(75.5)		(219.4)		(219.4)
Issuance of common stock	4.8	0.5	126.7			127.2		127.2
Stock-based compensation			16.3			16.3		16.3
Net subscriptions and other							164.4	164.4
Net deconsolidation of investment products							(6.8)	(6.8)
Acquisitions							39.1	39.1
Wind-down of a subsidiary							(16.7)	(16.7)
Balance at September 30, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$754.6	$10,869.1
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				1,831.2		1,831.2	169.3	2,000.5
Other comprehensive income					30.0	30.0		30.0
Dividends declared on common stock ($1.12 per share)				(573.7)		(573.7)		(573.7)
Repurchase of common stock	(7.3)	(0.7)	(192.8)	(14.7)		(208.2)		(208.2)
Issuance of common stock	14.0	1.4	132.0			133.4		133.4
Stock-based compensation			60.8			60.8		60.8
Net subscriptions and other				(2.1)		(2.1)	215.7	213.6
Net deconsolidation of investment products							(552.4)	(552.4)
Adjustment to fair value of redeemable noncontrolling interests				(159.2)		(159.2)		(159.2)
Balance at September 30, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Net Income	$2,094.6	$787.1	$1,205.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	171.9	122.3	111.5
Amortization of deferred sales commissions	78.2	80.3	85.8
Depreciation and other amortization	78.6	74.5	78.7
Amortization of intangible assets	232.0	54.0	14.7
Impairments of intangible assets and goodwill	—	55.4	13.3
Net (gains) losses on investments	(75.5)	15.5	9.7
Losses (income) from investments in equity method investees	(154.3)	98.1	10.4
Net (gains) losses on investments of consolidated investment products	(316.4)	36.8	26.3
Net purchase of investments by consolidated investment products	(781.0)	(682.8)	(1,451.8)
Deferred income taxes	3.7	(7.1)	(1.3)
Other	16.0	(28.7)	17.2
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(182.5)	134.7	(63.5)
Decrease in investments, net	12.8	537.3	142.4
Increase (decrease) in accrued compensation and benefits	114.8	(10.5)	89.4
Decrease in commissions payable	(8.2)	(33.8)	(43.9)
Decrease in income taxes payable	(12.5)	(123.0)	(210.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(89.1)	(97.4)	126.0
Increase in accounts payable and accrued expenses of consolidated investment products	62.3	70.6	108.2
Net cash provided by operating activities	1,245.4	1,083.3	268.5
Purchase of investments	(770.4)	(481.4)	(401.9)
Liquidation of investments	594.0	880.0	343.2
Purchase of investments by consolidated collateralized loan obligations	(3,654.7)	(1,530.3)	(469.6)
Liquidation of investments by consolidated collateralized loan obligations	1,624.2	448.3	88.6
Decrease (increase) in loan receivables, net	42.7	(40.6)	—
Additions of property and equipment, net	(79.3)	(103.7)	(233.7)
Acquisitions, net of cash acquired	(9.0)	(3,821.4)	(493.5)
Payments of contingent consideration asset	20.3	—	—
Net (deconsolidation) consolidation of investment products	(383.7)	587.2	(108.5)
Net cash used in investing activities	(2,615.9)	(4,061.9)	(1,275.4)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Issuance of common stock	$22.3	$20.6	$23.3
Dividends paid on common stock	(559.7)	(533.2)	(518.6)
Repurchase of common stock	(208.2)	(218.2)	(754.5)
Proceeds from issuance of debt	1,193.9	—	—
Payment of debt issuance costs	(11.8)	—	—
Payments on debt	(750.0)	—	—
Proceeds from loan	—	0.2	1.7
Payments on loan	—	(0.4)	(1.5)
Proceeds from debt of consolidated investment products	2,937.9	1,390.7	681.1
Payments on debt by consolidated investment products	(1,315.7)	(334.2)	(221.4)
Payments on contingent consideration liabilities	—	(0.6)	(20.4)
Noncontrolling interests	721.4	409.5	1,150.2
Net cash provided by financing activities	2,030.1	734.4	339.9
Effect of exchange rate changes on cash and cash equivalents	(2.2)	27.4	(37.0)
Increase (decrease) in cash and cash equivalents	657.4	(2,216.8)	(704.0)
Cash and cash equivalents, beginning of year	3,989.8	6,206.6	6,910.6
Cash and Cash Equivalents, End of Year	$4,647.2	$3,989.8	$6,206.6

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$498.0	$359.4	$520.8
Cash paid for interest	116.6	18.9	27.4
Cash paid for interest by consolidated investment products	102.8	65.6	2.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin is a holding company with subsidiaries operating under its Franklin Templeton and/or subsidiary brand names. The Company provides investment management and related services to investors in jurisdictions worldwide through investment products which include sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, the Company’s services include fund administration, sales and distribution, and shareholder servicing.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2021 (“fiscal year 2021”).
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

The impact of the error on the consolidated statements of cash flows for the fiscal year ended September 30, 2020 and September 30, 2019 is as follows:

(in millions) for the fiscal years ended September 30,	2020			2019
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$1,021.4	$61.9	$1,083.3	$201.6	$66.9	$268.5
Net cash used in investing activities	(3,243.1)	(818.8)	(4,061.9)	(1,077.1)	(198.3)	(1,275.4)
Net cash provided by (used in) financing activities	194.2	540.2	734.4	(40.5)	380.4	339.9
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
A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or do not have defined rights and obligations normally associated with an equity investment. The Company’s VIEs are primarily investment products, and its variable interests consist of its equity ownership interests in and investment management fees earned from these products.
The Company is the primary beneficiary of a VIE if it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key assumption used in the analysis includes the amount of assets under management (“AUM”).
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
If a quantitative goodwill impairment test indicates that the carrying value of the reporting unit exceeds its fair value, impairment is recognized in the amount of the difference in values not to exceed the total amount of goodwill allocated to the reporting unit.
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
The Company’s investments are primarily recorded at fair value or amounts that approximate fair value on a recurring basis. Investments in fund products for which fair value is estimated using NAV as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy. Fair values are estimated for disclosure purposes for financial instruments that are not measured at fair value.

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
Sponsored funds and separate accounts consist primarily of nonconsolidated sponsored funds and to a lesser extent, separate accounts. Sponsored funds and separate accounts are carried at fair value with changes in the fair value recognized as gains and losses in earnings. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of the underlying investments of the separate accounts are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
Investments related to long-term incentive plans consist primarily of investments in sponsored funds related to certain compensation plans that have vesting provision and are carried at fair value. Changes in fair value are recognized as gains and losses in earnings. The fair values of the investments are determined based on the sponsored funds’ published NAV or estimated using NAV as a practical expedient.
Other equity and debt securities consist of equity investment securities and debt securities carried at fair value. Changes in the fair value of equity securities are recognized as gains and losses in earnings. The fair values of equity and debt securities are determined using independent third-party broker or dealer price quotes or based on discounted cash flows using significant unobservable inputs.
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
Impairment of Investments. Investments in equity method investees and equity investments that do not have a readily determinable fair value are evaluated for impairment on a quarterly basis. The evaluation of equity investments considers qualitative factors, including the financial condition and specific events related to an investee, that may indicate the fair value of the investment is less than its carrying value. Impairment of equity securities is recognized in earnings.
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
Debt consists of senior notes and junior notes which are carried at amortized cost. The fair value is estimated using quoted market prices, independent third-party broker or dealer price quotes, or prices of publicly traded debt with similar maturities, credit risk and interest rates. Amortization of debt premium and discount are recognized over the terms of the notes in interest expense.
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
Stock-Based Compensation. The fair value of stock-based payment awards is estimated on the date of grant based on the market price of the underlying shares of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three years. Expense relating to awards subject to performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. Forfeitures are accounted for as they occur. The fair value of cash-settled phantom stock awards is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally four years, and the related liability is carried at fair value.
Postretirement Benefits. Defined contribution plan costs are expensed as incurred.

Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, the Company considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute and the effectiveness of prudent and feasible tax planning strategies among other factors. For each tax position taken or expected to be taken in a tax return, the Company utilizes significant judgment related to the range of possible favorable or unfavorable outcomes to determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest on tax matters is recognized in interest expense and penalties in other operating expenses.
The Company operates in numerous countries, states and other taxing jurisdictions. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant taxing authorities. Significant judgment is required in the determination of the Company’s annual income tax provisions, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes, and new judicial rulings. The Company repatriates foreign earnings that are in excess of regulatory, capital or operational requirements of all of its non-U.S. subsidiaries.
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
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2020, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) for credit losses. The new guidance requires the application of a current expected credit loss model for financial assets measured at amortized cost, including receivables, and an allowance for credit loss model for available-for-sale debt securities. The Company adopted the new guidance using the modified retrospective approach and recognized a cumulative effect adjustment resulting in a decrease of $4.1 million in receivables, net, offset by decreases of $0.8 million in deferred tax liabilities and $3.3 million in retained earnings as of October 1, 2020.
Note 3 – Acquisition
Legg Mason, Inc.
On July 31, 2020, the Company acquired all outstanding shares of Legg Mason, Inc. (“Legg Mason”) common stock for a purchase consideration of $4.5 billion in cash and $0.2 billion related to the settlement of historical compensation arrangements. Legg Mason had outstanding debt with an aggregate principal amount due of $2.0 billion on the acquisition date. The acquisition of Legg Mason, a global investment management organization, established the Company as of one of the world’s largest independent, specialized global investment managers, significantly deepened the Company’s presence in key geographies and created an expansive investment platform that is well balanced between institutional and retail client AUM. The EnTrust business was acquired by its management concurrent with the closing of the acquisition.

The initial and revised estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed were as follows:

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
as of July 31, 2020
Cash and cash equivalents	$681.1	$—	$681.1
Cash and cash equivalents of consolidated investment products	253.4	—	253.4
Investments	471.8	—	471.8
Investments of consolidated investment products	402.9	—	402.9
Receivables	525.7	—	525.7
Indefinite-lived intangible assets	2,727.8	—	2,727.8
Definite-lived intangible assets[1]	1,353.8	—	1,353.8
Goodwill	2,325.0	(52.4)	2,272.6
Deferred tax assets	148.4	57.6	206.0
Other assets	530.7	—	530.7
Debt	(2,324.4)	—	(2,324.4)
Debt of consolidated investment products	(330.8)	—	(330.8)
Compensation and benefits	(579.9)	—	(579.9)
Deferred tax liabilities	(315.4)	0.9	(314.5)
Other liabilities	(926.4)	(6.1)	(932.5)
Redeemable noncontrolling interests	(186.4)	—	(186.4)
Nonredeemable noncontrolling interests	(20.1)	—	(20.1)
Total Identifiable Net Assets	$4,737.2	$—	$4,737.2
 ______________
1Includes $1,123.2 million related to management contracts and $230.6 million related to trade names.
The adjustments to the initial estimated fair values are a result of new information obtained about facts that existed as of the acquisition date. The goodwill is primarily attributable to expected growth opportunities and synergies from the combined operations and is not deductible for tax purposes.
The intangible assets relate to acquired investment management contracts and trade names. Indefinite-lived intangible assets represent contracts for which there is no foreseeable limit on the contract period. Definite-lived intangible assets are amortized over their estimated useful lives, which range from 5.0 years to 7.0 years for those related to the contracts and 5.0 years to 20.0 years for those related to trade names. The definite-lived intangible assets related to the contracts and trade names had estimated weighted-average useful lives of 5.9 years and 14.5 years, respectively, at acquisition.
The Legg Mason debt was recorded at fair value on acquisition-date and included a premium of $324.4 million.
Transaction costs incurred in connection with the acquisition were $6.7 million and $57.4 million in fiscal years 2021 and 2020. These costs were primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $13.0 million and $119.6 million of acquisition-related compensation and benefits expense in fiscal years 2021 and 2020, primarily related to the acceleration of expense for historical Legg Mason compensation arrangements and retention bonuses.
Revenue and net income (loss) of Legg Mason included in total operating revenues and net income attributable to Franklin Resources, Inc. in the accompanying consolidated statements of income were $1,500.8 million and $291.4 million for the six month period ended March 31, 2021 and were $475.7 million and $(28.7) million from the acquisition date through September 30, 2020. Due to the continued integration of the combined businesses, it is no longer practicable to separately report total revenue and net income of Legg Mason for periods subsequent to March 31, 2021.

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

(in millions)
for the fiscal year ended September 30,	2020	2019
Revenues	$7,862.0	$8,436.0
Net Income Attributable to Franklin Resources, Inc.	967.5	886.6
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2021	2020	2019
Net income attributable to Franklin Resources, Inc.	$1,831.2	$798.9	$1,195.7
Less: allocation of earnings to participating nonvested stock and stock unit awards	77.7	15.3	10.9
Net Income Available to Common Stockholders	$1,753.5	$783.6	$1,184.8

Weighted-average shares outstanding – basic	489.9	491.9	503.6
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.5	0.7
Weighted-Average Shares Outstanding – Diluted	490.6	492.4	504.3

Earnings per Share
Basic	$3.58	$1.59	$2.35
Diluted	3.57	1.59	2.35
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were 0.5 million for fiscal year 2020, and 0.2 million for the fiscal year ended September 30, 2019 (“fiscal year 2019”). No nonparticipating nonvested stock unit awards were excluded for fiscal 2021.
Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia- Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2021
Investment management fees	$4,647.7	$1,075.0	$285.6	$333.3	$200.0	$6,541.6
Sales and distribution fees	1,137.4	395.8	52.5	46.1	3.7	1,635.5
Shareholder servicing fees	164.7	36.1	0.2	6.6	3.6	211.2
Other	29.2	1.0	—	1.9	5.1	37.2
Total	$5,979.0	$1,507.9	$338.3	$387.9	$212.4	$8,425.5

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia- Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2020
Investment management fees	$2,482.5	$910.1	$269.2	$217.6	$102.3	$3,981.7
Sales and distribution fees	928.8	366.1	51.9	13.6	1.6	1,362.0
Shareholder servicing fees	158.6	25.5	0.3	8.4	2.3	195.1
Other	24.9	1.2	—	0.6	1.0	27.7
Total	$3,594.8	$1,302.9	$321.4	$240.2	$107.2	$5,566.5

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia- Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2019
Investment management fees	$2,260.6	$1,064.7	$325.4	$241.8	$92.7	$3,985.2
Sales and distribution fees	941.3	437.2	63.3	1.3	1.5	1,444.6
Shareholder servicing fees	175.7	30.1	0.1	10.4	—	216.3
Other	18.6	1.5	—	1.0	2.2	23.3
Total	$3,396.2	$1,533.5	$388.8	$254.5	$96.4	$5,669.4
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 81%, 89% and 92% of the Company’s total operating revenues for the fiscal years 2021, 2020 and 2019.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2021	2020
Investments, at fair value
Sponsored funds and separate accounts	$368.3	$303.4
Investments related to long-term incentive plans	160.0	146.6
Other equity and debt investments	60.0	54.8
Total investments, at fair value	588.3	504.8
Investments in equity method investees	814.3	716.2
Other investments	107.7	83.5
Total	$1,510.3	$1,304.5

Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$241.3	$18.4	$24.6	$84.0	$368.3
Investments related to long-term incentive plans	160.0	—	—	—	160.0
Other equity and debt investments	3.3	13.3	—	43.4	60.0
Contingent consideration asset	—	—	19.4	—	19.4
Total Assets Measured at Fair Value	$404.6	$31.7	$44.0	$127.4	$607.7

Liabilities
Contingent consideration liabilities	$—	$—	$42.4	$—	$42.4

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Investments, at fair value
Sponsored funds and separate accounts	$176.3	$40.9	$17.4	$68.8	$303.4
Investments related to long-term incentive plans	145.5	—	—	1.1	146.6
Other equity and debt investments	2.1	1.5	—	51.2	54.8
Contingent consideration asset	—	—	39.7	—	39.7
Total Assets Measured at Fair Value	$323.9	$42.4	$57.1	$121.1	$544.5

Liabilities
Contingent consideration liabilities	$—	$—	$25.3	$—	$25.3

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)
as of September 30,	2021	2020
Nonredeemable investments[1]
Investments with known liquidation periods	$53.9	$51.2
Investments with unknown liquidation periods	46.6	42.6

Redeemable investments[2]	26.9	27.3

Unfunded commitments	51.8	9.5
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 4.0 years and 1.9 years at September 30, 2021 and 2020.
2 Investments are redeemable on a monthly and quarterly basis.
Changes in the Level 3 assets and liabilities were as follows:

	2021			2020
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities
for the fiscal years ended September 30,
Balance at beginning of year	$17.4	$39.7	$(25.3)	$32.1	$—	$—
Acquisitions	—	—	(13.0)	—	39.7	(27.9)
Total realized and unrealized gains (losses)
Included in investment and other income (losses), net	0.3	—	—	—	—	—
Included in general, administrative and other expense	—	—	(4.1)	—	—	2.0
Purchases	17.6	—	—	22.6	—	—
Sales	(6.0)	—	—	(19.0)	—	—
Settlements	(3.5)	(20.3)	—	(8.4)	—	0.6
Consolidation of investment product	—	—	—	(10.0)	—	—
Transfers into Level 3	1.9	—	—	0.1	—	—
Transfers out of Level 3	(3.1)	—	—	—	—	—
Balance at End of Year	$24.6	$19.4	$(42.4)	$17.4	$39.7	$(25.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of year	$0.3	$—	$(4.1)	$(1.4)	$—	$—

Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2021		2020
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$4,357.8	$4,357.8	$3,026.8	$3,026.8
Other investments
Time deposits	2	13.2	13.2	19.2	19.2
Equity securities	3	94.5	99.1	64.3	67.3
Loans receivable	3	—	—	42.4	42.4

Financial Liability
Debt	2	$3,399.4	$3,434.1	$3,017.1	$3,086.5
Note 8 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2021	2020
Buildings and leasehold improvements	$868.2	$877.4	5-35
Software	609.4	576.2	3-10
Equipment and furniture	390.6	374.0	3-10
Land	82.5	83.0	N/A
Total cost	1,950.7	1,910.6
Less: accumulated depreciation and amortization	(1,180.7)	(1,096.8)
Property and Equipment, Net	$770.0	$813.8
Depreciation and amortization expense related to property and equipment was $124.4 million, $95.2 million and $83.2 million in fiscal years 2021, 2020 and 2019. The Company recognized no impairment of property and equipment in fiscal years 2021 and 2020 and an insignificant impairment during the fiscal year ended 2019.
Note 9 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2021	2020
Goodwill	$4,457.7	$4,500.8
Indefinite-lived intangible assets	3,527.8	3,500.8
Definite-lived intangible assets, net	1,182.4	1,413.4
Goodwill and Other Intangible Assets, Net	$9,167.9	$9,415.0

Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020
Balance at beginning of year	$4,500.8	$2,130.3
Acquisitions	—	2,389.1
Impairment	—	(23.7)
Purchase price allocation adjustment[1]	(52.4)	—
Foreign exchange revaluation	9.3	5.1
Balance at End of Year	$4,457.7	$4,500.8
 ______________
1Refer to Note 3 - Acquisitions
During fiscal years 2021 and 2019, no impairment of goodwill was recognized. During the fiscal year 2020, a $23.7 million impairment of goodwill was recognized due to the decision to wind-down operations of Onsa Inc (formerly known as TokenVault, Inc.).
No impairment of indefinite-lived intangible assets was recognized during fiscal year 2021. The Company recognized impairments of indefinite-lived intangible assets of $30.0 million and $9.3 million during fiscal years 2020 and 2019. The impairment in fiscal year 2020 was primarily attributable to a Benefit Street Partners L.L.C. related management contract due to declines in revenue growth rates. The impairment in fiscal year 2019 was related to Canadian management contracts due to revised estimates of future pre-tax profit margins and AUM growth rates for the associated fund products.
Definite-lived intangible assets were as follows:

	2021			2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$1,232.0	$(262.6)	$969.4	$1,231.2	$(57.6)	$1,173.6
Trade names	230.7	(28.0)	202.7	230.6	(4.0)	226.6
Developed software	14.4	(4.1)	10.3	14.4	(1.2)	13.2
Total	$1,477.1	$(294.7)	$1,182.4	$1,476.2	$(62.8)	$1,413.4
No impairment of definite-lived intangible assets was recognized during fiscal year 2021. The Company recognized impairment of definite-lived intangible assets of $1.7 million and $4.0 million during fiscal years 2020 and 2019, primarily due to investor redemptions.
Definite-lived intangible assets had a weighted-average remaining useful life of 6.7 years at September 30, 2021, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2022	$231.5
2023	231.5
2024	224.7
2025	212.5
2026	146.0
Thereafter	136.2
Total	$1,182.4

Note 10 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 11 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2021	Effective Interest Rate	2020	Effective Interest Rate
as of September 30,
Notes issued by Franklin Resources, Inc.
$300 million 2.800% senior notes due September 2022	$299.9	2.93%	$299.8	2.93%
$400 million 2.850% senior notes due March 2025	399.7	2.97%	399.7	2.97%
$850 million 1.600% senior notes due October 2030	846.3	1.74%	—	N/A
$350 million 2.950% senior notes due August 2051	347.8	3.00%	—	N/A
Total notes issued by Franklin Resources, Inc.	1,893.7		699.5
Notes issued by Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	266.5	1.53%	272.4	1.53%
$450 million 4.750% senior notes due March 2026	509.6	1.80%	523.0	1.80%
$550 million 5.625% senior notes due January 2044	742.2	3.38%	747.5	3.38%
$250 million 6.375% junior notes due March 2056	—	N/A	260.7	6.08%
$500 million 5.450% junior notes due September 2056	—	N/A	516.1	5.25%
Total notes issued by Legg Mason	1,518.3		2,319.7
Debt issuance costs	(12.6)		(2.1)
Total	$3,399.4		$3,017.1
On September 15, 2021, the Company redeemed all of the outstanding $500.0 million 5.450% junior notes due in September 2056 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $6.8 million.
On August 12, 2021, the Company completed its offering and sale of $350.0 million in aggregate principal amount of 2.950% senior unsecured unsubordinated notes due August 2051. The Company incurred $4.1 million of debt issuance costs and the notes were issued at a discount of $2.2 million.
On March 15, 2021, the Company redeemed all of the outstanding $250.0 million 6.375% junior notes due in March 2056 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.0 million.
On October 19, 2020, the Company completed its offering and sale of $750.0 million in aggregate principal amount of 1.600% senior unsecured unsubordinated notes due October 2030 (“1.600% Senior Notes”). On August 12, 2021, the Company issued an additional $100.0 million in aggregate principal of 1.600% Senior Notes. The Company incurred $7.7 million in debt issuance costs in total and the notes were issued at an aggregate discount of $3.9 million.
At September 30, 2021, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,900.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2021, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates with interest payable semi-annually. Effective August 2, 2021, Franklin has agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The Company was in compliance with all debt covenants at September 30, 2021.

At September 30, 2021, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
Note 11 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs. The Company had 60 CIPs, including ten CLOs, as of September 30, 2021 and 75 CIPs, including eight CLOs, as of September 30, 2020.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2021	2020
Assets
Cash and cash equivalents	$289.4	$963.0
Receivables	127.8	118.3
Investments, at fair value	5,820.1	4,074.0
Total Assets	$6,237.3	$5,155.3

Liabilities
Accounts payable and accrued expenses	$558.0	$611.2
Debt	3,671.0	2,800.6
Other liabilities	13.8	12.1
Total liabilities	4,242.8	3,423.9
Redeemable Noncontrolling Interests	622.5	397.3
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,000.7	754.4
Nonredeemable noncontrolling interests	371.3	579.7
Total stockholders’ equity	1,372.0	1,334.1
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$6,237.3	$5,155.3
The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2021, 2020 and 2019.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Cash and cash equivalents of CLOs	$145.4	$—	$—	$—	$145.4
Receivables of CLOs	—	84.0	—	—	84.0
Investments
Equity and debt securities	310.8	647.3	453.3	343.5	1,754.9
Loans	—	3,955.3	20.5	—	3,975.8
Real Estate	—	—	89.4	—	89.4
Total Assets Measured at Fair Value	$456.2	$4,686.6	$563.2	$343.5	$6,049.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2020
Assets
Cash and cash equivalents of CLOs	$527.3	$—	$—	$—	$527.3
Receivables of CLOs	—	57.8	—	—	57.8
Investments
Equity and debt securities	177.6	285.7	322.3	261.1	1,046.7
Loans	—	2,663.2	24.9	—	2,688.1
Real estate	—	—	339.2	—	339.2
Total Assets Measured at Fair Value	$704.9	$3,006.7	$686.4	$261.1	$4,659.1
Investments for which fair value was estimated using reported NAV as a practical expedient consist of redeemable global hedge fund, nonredeemable private equity funds and redeemable U.S. equity fund. These investments were as follows:

(in millions)
as of September 30,	2021	2020
Nonredeemable investments[1]
Investments with known liquidation periods	$141.4	$261.1

Redeemable investments[2]	202.1	—

Unfunded commitments[3]	0.5	94.0
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments have an expected weighted-average life of 1.3 years and 4.2 years at September 30, 2021 and 2020.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $0.2 million and $11.4 million based on its ownership percentage in the CIPs, at September 30, 2021 and 2020.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2021
Balance at beginning of year	$322.3	$339.2	$24.9	$686.4
Realized and unrealized gains included in investment and other income of consolidated investment products, net	122.8	8.3	0.3	131.4
Purchases	105.7	161.7	—	267.4
Sales and settlements	(62.8)	—	(4.7)	(67.5)
Deconsolidations	(36.2)	(448.8)	—	(485.0)
Transfers into Level 3	2.7	18.5	—	21.2
Transfers out of Level 3	(1.9)	—	—	(1.9)
Foreign exchange revaluation	0.7	10.5	—	11.2
Balance at End of Year	$453.3	$89.4	$20.5	$563.2
Change in unrealized gains included in net income relating to assets held at end of year	$123.9	$5.4	$0.5	$129.8

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2020
Balance at beginning of year	$333.8	$152.7	$16.6	$503.1
Acquisition	—	20.3	17.6	37.9
Realized and unrealized losses included in investment and other income of consolidated investment products, net	(47.2)	(5.2)	(1.8)	(54.2)
Purchases	84.0	154.9	—	238.9
Sales and settlements	(5.0)	—	(7.5)	(12.5)
Deconsolidations	(47.8)	—	—	(47.8)
Transfers into Level 3	2.2	—	—	2.2
Transfers out of Level 3	(1.1)	—	—	(1.1)
Foreign exchange revaluation	3.4	16.5	—	19.9
Balance at End of Year	$322.3	$339.2	$24.9	$686.4
Change in unrealized losses included in net income relating to assets held at end of year	$(47.2)	$(5.2)	$(1.8)	$(54.2)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$301.1	Market pricing	Private sale pricing	$0.39–$100.00 ($19.34) per share
	102.3	Market comparable companies	Enterprise value/ EBITDA multiple	6.0–20.6 (13.7)
			Discount for lack of marketability	6.0%–25.5% (17.6%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price-to-book value ratio	0.7–1.8 (1.4)
			Control premium	20%
			Price-to-earnings ratio	28.8
	49.9	Discounted cash flow	Discount rate	3.3%–6.3% (4.3%)

Real estate	89.4	Discounted cash flow	Discount rate	5.8%–6.0% (5.9%)
			Exit capitalization rate	5.0%–5.3% (5.1%)

(in millions)
as of September 30, 2020	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$119.8	Discounted cash flow	Discount rate	4.0%–23.0% (11.4%)
			Discount for lack of marketability	17.0%
			Risk premium	9.7%–19.3% (16.7%)
	108.5	Market comparable companies	Enterprise value/ EBITDA multiple	7.0–19.1 (10.8)
			Discount for lack of marketability	20.0%–25.2% (21.9%)
			Price-to-earnings ratio	9.4–10.0 (9.7)
			Risk premium	55.0%
			Enterprise value/ Revenue multiple	7.5
	94.0	Market pricing	Private sale pricing	$0.02–$100.00 ($13.01) per share

Real estate	231.8	Discounted cash flow	Discount rate	4.5%–6.5% (5.2%)
			Exit capitalization rate	6.0%
	107.4	Yield capitalization	Equivalent yield	4.3%–6.1% (5.2%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than the discount for lack of marketability and risk premium, were independently higher (lower), the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability and risk premium in the market-based valuations, were independently higher (lower) as of September 30, 2021, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2021		2020
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$144.0	$144.0	$435.7	$435.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	3,634.1	3,610.6	2,646.9	2,683.2
Other debt	3	36.9	36.6	153.7	155.2
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

(in millions) as of September 30,	2021		2020
	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$3,634.1	2.11%	$2,646.9	2.99%
Other debt	36.9	1.95%	153.7	2.97%
Total	$3,671.0		$2,800.6
The debt of CLOs had fixed and floating interest rates ranging from 1.00% to 8.22% at September 30, 2021 and from 1.43% to 8.34% at September 30, 2020. The other debt had floating interest rates ranging from 1.63% to 2.42% at September 30, 2021, and fixed and floating rates from 1.00% to 5.81% at September 30, 2020. The floating rates were primarily based on LIBOR.
The contractual maturities for debt of CIPs at September 30, 2021 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2022	$72.9
2023	—
2024	—
2025	9.8
2026	—
Thereafter	3,588.3
Total	$3,671.0
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2021	2020
Unpaid principal balance	$3,951.1	$2,809.8
Difference between unpaid principal balance and fair value	20.9	(146.6)
Fair Value	$3,972.0	$2,663.2

There were no investments 90 days or more past due at September 30, 2021 and 2020.
During fiscal years 2021 and 2020, the Company recognized $15.4 million of net gains and $1.3 million of net losses related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $3,629.9 million and $2,803.1 million at September 30, 2021 and 2020.
Note 12 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30,	2021			2020			2019[1]
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
Balance at beginning of year	$397.3	$144.6	$541.9	$746.7	$—	$746.7	$1,043.6
Acquisition	—	—	—	22.1	164.3	186.4	—
Business divestiture	—	—	—	—	(21.3)	(21.3)	—
Net income	63.8	30.3	94.1	45.0	3.6	48.6	6.2
Net subscriptions (distributions) and other	531.4	(23.6)	507.8	247.1	(2.0)	245.1	1,046.6
Net deconsolidations	(370.0)	—	(370.0)	(663.6)	—	(663.6)	(1,349.7)
Adjustment to fair value	—	159.2	159.2	—	—	—	—
Balance at End of Year	$622.5	$310.5	$933.0	$397.3	$144.6	$541.9	$746.7
 ______________
1Represents redeemable noncontrolling interests of CIPs.
Note 13 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)
as of September 30,	2021	2020
Investments	$639.2	$439.2
Receivables	172.1	168.0
Loans receivable	—	42.4
Total	$811.3	$649.6

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. In April 2020, the Company authorized loans aggregating up to 5.0 billion Indian Rupees (approximately $66.2 million) to certain sponsored funds in India that had experienced increased liquidity risks and redemptions and which are in the process of winding up. See Note 16 – Commitments and Contingencies for further information. The Company did not provide financial or other support to its sponsored funds, except for the outstanding loans which were fully repaid during the second quarter of fiscal year 2021.

Note 14 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Current expense
Federal	$226.7	$154.9	$343.4
State	50.3	28.8	37.0
Non-U.S.	68.9	54.2	66.8
Deferred expense (benefit)	3.7	(7.1)	(4.9)
Total	$349.6	$230.8	$442.3
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
U.S.	$1,682.6	$771.7	$1,151.1
Non-U.S.	761.6	246.2	496.7
Total	$2,444.2	$1,017.9	$1,647.8
The Company’s income in certain countries is subject to reduced tax rates due to tax rulings and incentives. The impact of the reduced rates on income tax expense was $3.2 million or $0.01 per diluted share for fiscal year 2021, $2.7 million or $0.01 per diluted share for fiscal year 2020, and $4.1 million or $0.01 per diluted share for fiscal year 2019. One tax incentive remained in effect at September 30, 2021 which will expire in December 2023.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2021	2020
Deferred Tax Assets
Capitalized mixed service costs	$297.5	$326.1
Net operating loss and state credit carry-forwards	318.5	317.0
Deferred compensation and benefits	222.3	160.6
Foreign tax credit carry-forwards	128.0	103.0
Debt premium	72.1	81.9
Other	131.4	148.7
Total deferred tax assets	1,169.8	1,137.3
Valuation allowance	(319.3)	(320.6)
Deferred tax assets, net of valuation allowance	850.5	816.7
Deferred Tax Liabilities
Goodwill and other purchased intangibles	961.6	1,009.4
Other	68.7	68.5
Total deferred tax liabilities	1,030.3	1,077.9
Net Deferred Tax Liability	$179.8	$261.2

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2021	2020
Other assets	$131.9	$44.1
Deferred tax liabilities	311.7	305.3
Net Deferred Tax Liability	$179.8	$261.2
Included in the Company’s net deferred tax liability were the deferred tax effects associated with the fair value of assets acquired and liabilities assumed from the acquisition of Legg Mason and acquired attributes that carry over to post-acquisition tax periods, including U.S. state and foreign net operating losses and foreign tax credits. Utilization of the U.S. state net operating losses and federal credit carry-forwards may be subject to annual limitations due to ownership change provisions under Section 382 of the Internal Revenue Code. Foreign tax credits can only be used to offset tax attributable to foreign source income.
At September 30, 2021, there were $98.5 million of non-U.S. tax effected net operating loss carry-forwards which expires between fiscal years 2022 and 2041. In addition, there were $206.1 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2022 and 2042, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $9.9 million, majority of which will carry-forward indefinitely and $128.0 million of foreign tax credit carry-forwards that expire between fiscal years 2022 and 2029.
The valuation allowance decreased $1.3 million in fiscal year 2021 and increased $293.7 million in fiscal year 2020 primarily related to carry-forward assets recognized in connection with the acquisition of Legg Mason. At September 30, 2021, the valuation allowance of $319.3 million was related to $195.1 million for federal, state, and foreign net operating loss carry-forwards, $73.1 million due to uncertainty of realizing the benefit of foreign tax credits, $37.8 million for capital losses, and $13.3 million for other foreign deferred taxes.
A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2021		2020		2019
Federal taxes at statutory rate	$513.3	21.0%	$213.8	21.0%	$346.0	21.0%
Transition tax on deemed repatriation of undistributed foreign earnings	—	—	—	—	86.0	5.2%
State taxes, net of federal tax effect	60.8	2.5%	28.2	2.8%	29.7	1.8%
Tax reserve release on audit settlement, net of valuation allowance[1]	(126.8)	(5.2%)	—	—	—	—
Effect of net income (loss) attributable to noncontrolling interests	(55.3)	(2.3%)	2.5	0.2%	(2.1)	(0.1%)
Effect of non-U.S. operations	(30.4)	(1.2%)	6.9	0.7%	(21.3)	(1.3%)
Capital loss on investments, net of valuation allowance[2]	(12.4)	(0.5%)	(27.0)	(2.7%)	—	—
Other	0.4	—	6.4	0.7%	4.0	0.2%
Tax Provision	$349.6	14.3%	$230.8	22.7%	$442.3	26.8%
 ______________
1The Company released a tax reserve in fiscal year 2021 following the close of an IRS audit of the transition tax for fiscal year 2018.
2The Company recognized a tax benefit in fiscal years 2021 and 2020 for capital losses that were realized from sales of investments. During fiscal year 2020, the sale of investments were subsequent to the change in corporate tax structure of a foreign holding company to a U.S. branch. These capital losses can be carried forward, for which the Company has assessed for realizability.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Balance at beginning of year	$342.9	$202.6	$77.5
Additions from business combinations	—	141.8	—
Additions for tax positions of prior years	4.2	0.9	131.8
Reductions for tax positions of prior years	(163.6)	(0.6)	(2.9)
Tax positions related to the current year	22.2	12.2	10.7
Settlements with taxing authorities	(3.2)	(0.3)	(2.2)
Expirations of statute of limitations	(18.2)	(13.7)	(12.3)
Balance at End of Year	$184.3	$342.9	$202.6
If recognized, $173.4 million for 2021, $303.1 million for 2020 and $202.6 million for 2019, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2021 and 2020 was $25.7 million and $21.7 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2021 and 2020 was $3.9 million and $2.9 million.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2021; Brazil 2008 to 2021, Canada 2011 to 2021; Australia 2017 to 2021, Hong Kong 2015 to 2021; Singapore 2016 to 2021; Luxembourg and the U.K. 2019 to 2021; U.S. federal 2017 to 2021; the City of New York 2012 to 2021; the States of California, Maryland, Massachusetts, Minnesota, New York, and Pennsylvania 2017 to 2021.
The Company has ongoing litigations and examinations in various stages, in the State of Wisconsin, and in Brazil, Canada, France, Germany, and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2021 could decrease by an estimated $33.6 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.
The Tax Cuts and Jobs Act which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The payment for the Company’s remaining federal portion of the transition tax liability were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2022	$42.4
2023	74.1
2024	138.9
2025	185.2
2026	231.6
Total	$672.2

Note 15 – Leases
Lessee Arrangements
The Company’s leases generally include one or more options to renew. Lease expense was as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020
Operating lease cost[1]	$141.4	$72.5
Variable lease cost	21.2	6.0
Finance lease cost	0.4	0.5
Less: sublease income	(24.6)	(4.2)
Total lease expense	$138.4	$74.8
__________________
1Substantially all operating lease cost is included in occupancy expense.

Supplemental cash flow information related to leases was as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$133.7	$65.1
ROU assets obtained in exchange for new/modified operating lease liabilities	18.7	13.7
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities were as follows:

(in millions)
as of September 30,	2021	2020
Weighted-average remaining lease term	6.1 years	6.5 years
Weighted-average discount rate	2.1%	3.5%
The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2022	$129.3
2023	122.9
2024	88.3
2025	52.9
2026	38.1
Thereafter	121.9
Total lease payments	553.4
Less: interest	(35.0)
Operating lease liabilities	$518.4
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

The maturities of lease payments due to the Company as of September 30, 2021 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2022	$23.2	$31.0
2023	21.5	32.4
2024	9.2	32.9
2025	0.3	32.5
2026	0.1	32.1
Thereafter	0.1	41.9
Total	$54.4	$202.8
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
In October 2020, the High Court of Karnataka issued its judgment, in which it upheld the decision taken by FTTS to wind up the Funds and held that there was “nothing wrong with the decision making process,” but determined that, under applicable regulations, unitholder approval is required to implement the decision. Certain Company Respondents and other parties filed cross-appeals to the Supreme Court of India, and certain intervenors filed applications, challenging aspects of the High Court’s judgment. In December 2020, with the approval of the Supreme Court, and without prejudice to its arguments on appeal that unitholder approval of the wind-up decision is not required, FTTS proceeded to obtain approval from the majority of the voting unitholders for winding up the six Funds. In February 2021, the Supreme Court issued a decision confirming the results of the unitholder votes and appointed a third-party asset manager to serve as the liquidator and begin cash distributions to unitholders.
In July 2021, the Supreme Court issued a ruling interpreting applicable regulations to require unitholder consent to effect a trustee’s decision to wind up a fund, while finding that, upon the trustee’s publication of its decision to unitholders under applicable regulations, fund business activities, including redemptions, are suspended pending the results of the unitholder vote. The Supreme Court further found that FTTS’ April 2020 publication to unitholders of its wind-up decision complied with applicable regulations, effectively freezing redemptions. Further hearings are anticipated to be scheduled in connection with the remaining issues on appeal.

FTAMI continues to cooperate with the court-appointed liquidator in its work to liquidate the Funds’ remaining investments and distribute proceeds to unitholders. As of September 2021, approximately $3.2 billion has been distributed to Fund unitholders.
Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain FTAMI employees (including in their officer or director capacities), alleging certain deficiencies and areas of non-compliance in the management of the Funds. In June 2021, SEBI issued orders against FTAMI, FTTS, and the FTAMI employee respondents, finding violations of certain regulatory provisions, including with respect to similarity in investment strategies among the Funds, calculation of duration and valuation of portfolio securities, deficiencies in documentation relating to investment diligence and investment terms, and portfolio risk management. SEBI’s orders include, as applicable, aggregate monetary penalties of INR 20.0 crore (approximately $2.7 million); disgorgement of investment management and advisory fees, together with interest through the date of SEBI’s order, totaling INR 512.5 crore (approximately $69.1 million), with continuing accrual of 12% interest until paid; and a prohibition on FTAMI from launching new fixed income funds in India for a two-year period. The respondents filed appeals, as well as applications to stay enforcement of SEBI’s orders pending resolution of the appeals, with the Securities Appellate Tribunal (the “SAT”) in India. In June 2021, the SAT granted the stay requested by FTAMI, subject to FTAMI’s deposit of INR 250.0 crore (approximately $33.7 million) into an escrow account, which has been deposited. In July 2021, SEBI appealed the SAT’s stay order to the Supreme Court of India. Based on FTAMI’s submission that it would not launch new fixed income schemes in India pending resolution of its appeal, the Supreme Court of India did not interfere with the SAT’s stay order with respect to the monetary amounts and disposed of SEBI’s appeal. In July 2021, the SAT also granted the stay requests of FTTS and the FTAMI employee respondents, subject to the deposit of an aggregate of INR 7.5 crore (approximately $1.0 million) into an escrow account. The SAT appeals remain pending.
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
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2021 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of September 30, 2021.

Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2021, the Company had $285.1 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Stock and stock unit awards	$165.2	$117.1	$105.7
Employee stock investment plan	6.7	5.2	5.8
Phantom unit awards	30.4	2.7	1.7
Total	$202.3	$125.0	$113.2
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In February 2021, the Company’s stockholders approved an amendment and restatement of the USIP increasing the number of shares authorized by 20.0 million shares to a total of 140.0 million shares. There are 23.0 million shares authorized under the EIP. At September 30, 2021, 23.4 million shares and 14.4 million shares were available for grant under the USIP and EIP.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2021
Nonvested balance at September 30, 2020	12,141	4,808	16,949	$24.30
Granted	5,906	240	6,146	21.08
Vested	(3,500)	(619)	(4,119)	26.56
Forfeited/canceled	(570)	(572)	(1,142)	30.61
Modified	199	(199)	—	n/a
Nonvested balance at September 30, 2021	14,176	3,658	17,834	$22.27
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $282.5 million at September 30, 2021. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2021, 2020 and 2019 were $21.08, $23.05 and $30.75 per share. The total fair value of stock and stock unit awards vested during the same periods was $121.2 million, $72.2 million and $84.2 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 1.1 million shares were issued under the ESIP during fiscal year 2021, and 4.8 million shares were reserved for future issuance at September 30, 2021.
Note 18 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company increased its matching contribution rate from 75% to 85% for a period of three years beginning January 1, 2020. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $81.4 million, $59.2 million and $52.2 million for fiscal years 2021, 2020 and 2019.
Note 19 – Segment and Geographic Information
The Company has one operating segment, investment management and related services. See Note 5 – Revenues for total operating revenues disaggregated by geographic location.

(in millions)
as of September 30,	2021	2020
Property and Equipment, Net
United States	$596.6	$634.4
Europe, Middle East and Africa	132.1	133.0
Asia-Pacific	34.5	37.7
Americas excluding United States	6.8	8.7
Total	$770.0	$813.8
Note 20 – Investment and Other Income (Losses), Net
Investment and other income (losses), net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2021	2020	2019
Dividend income	$8.8	$48.9	$97.0
Interest income	8.8	14.3	31.0
Gains (losses) on investments, net	90.9	(16.8)	(9.7)
Income (losses) from investments in equity method investees	154.3	(98.1)	(10.4)
Gains (losses) on derivatives, net	(23.2)	3.0	—
Rental income	28.8	30.0	19.8
Foreign currency exchange (losses) gains, net	(11.9)	(22.3)	13.1
Other, net	8.2	2.6	0.6
Investment and Other Income (Losses), Net	$264.7	$(38.4)	$141.4

Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2021, 2020 and 2019 were $46.5 million, $(2.6) million, and $(0.1) million.
Note 21 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2021, 2020 and 2019
Balance at October 1, 2018	$(372.9)	$(4.2)	$6.5	$(370.6)
Adoption of new accounting guidance	—	—	(8.0)	(8.0)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications, net of tax	(53.9)	(2.4)	(5.4)	(61.7)
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Reclassifications to net investment and other income (losses), net of tax	1.4	—	6.9	8.3
Total other comprehensive income (loss)	(52.5)	(2.0)	1.5	(53.0)
Balance at September 30, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	23.8	(2.1)	(1.3)	20.4
Reclassifications to compensation and benefits expense, net of tax	—	0.3	—	0.3
Reclassifications to net investment and other income (losses), net of tax	2.0	—	1.3	3.3
Total other comprehensive income (loss)	25.8	(1.8)	—	24.0
Balance at September 30, 2020	$(399.6)	$(8.0)	$—	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	27.1	1.6	—	28.7
Reclassifications to compensation and benefits expense, net of tax	—	(0.7)	—	(0.7)
Reclassifications to net investment and other income (losses), net of tax	2.0	—	—	2.0
Total other comprehensive income	29.1	0.9	—	30.0
Balance at September 30, 2021	$(370.5)	$(7.1)	$—	$(377.6)

Note 22 – Pending Acquisitions
In September 2021, the Company entered into an agreement to acquire all of the outstanding ownership interest in O’Shaughnessy Asset Management, a leading quantitative asset management firm, for cash consideration to be paid at closing of approximately $300.0 million, excluding future payments to be made upon the attainment of certain performance measures. The acquisition is expected to be completed in the first quarter of the fiscal year ended September 30, 2022 (“fiscal year 2022”).
In November 2021, the Company entered into an agreement to acquire all of the outstanding ownership interest in Lexington Partners L.P., a leading global manager of secondary private equity and co-investment funds, for cash consideration to be paid at closing of approximately $1.0 billion and additional cash payments totaling $750.0 million to be paid over the next three years. The acquisition is expected to be completed in the second quarter of fiscal year 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021.

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1 Election of Directors–Nominees” and “Information about the Board and its Committees–The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2021 (“2022 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2022 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2022 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation–Equity Compensation Plan Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2022 Proxy Statement titled “Proposal No. 1 Election of Directors–General,” “Corporate Governance–Director Independence Standards” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2022 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

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

4.14	Registrant Parent Guarantee dated August 2, 2021, incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (File No. 001-09318)
4.15
Officer’s Certificate, dated August 12, 2021 (inclusive of the form of additional note of Registrant’s 1.600% Notes due 2030 and form of note of Registrant’s 2.950% Notes due 2051), incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 12, 2021 (File No. 011-09318)

4.16	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)
10.1
Representative Form of Amended and Restated Indemnification Agreement with directors of Registrant, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.2
2006 Directors Deferred Compensation Plan (as amended and restated effective November 5, 2020), incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.3
1998 Employee Stock Investment Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 12, 2020 (File No. 001-09318)*

10.4
2002 Universal Stock Incentive Plan (as amended and restated effective February 9, 2021), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021 (File No. 001-09318)*

10.5
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019 (File No. 001-09318)*

10.6
2014 Key Executive Incentive Compensation Plan (as adopted and effective December 10, 2013), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2014 (File No. 001-09318)*

10.7	Amended and Restated 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on October 6, 2020 (File No. 333-249336)*
10.8	Deferred Compensation Fund Plan (effective November 16, 2021), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2021 (File No. 001-09318)*
10.9	Non-Employee Director Compensation as of February 11, 2020, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 001-09318)*
10.10
Named Executive Officer Compensation as of October 1, 2020, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

Exhibit No.	Description
10.11
Representative Forms of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (File No. 001-09318)*

10.12
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (File No. 001-09318)*

10.13
Representative Forms of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.14
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.15
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant (filed herewith)*

10.16
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant (filed herewith)*

10.17
Notice of Restricted Stock Award and Restricted Stock Award Agreement (dated September 2, 2020) under our 2002 Universal Stock Incentive Plan for performance-based award to Adam B. Spector (filed herewith)*

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
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 19, 2021	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President and Chief Financial Officer

Date:	November 19, 2021	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 19, 2021	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 19, 2021	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 19, 2021	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 19, 2021	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 19, 2021	By:	/s/ Alexander S. Friedman
Alexander S. Friedman, Director

Date:	November 19, 2021	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 19, 2021	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 19, 2021	By:	/s/ John Y. Kim
John Y. Kim, Director

Date:	November 19, 2021	By:	/s/ Karen M. King
Karen M. King, Director

Date:	November 19, 2021	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 19, 2021	By:	/s/ John W. Thiel
John W. Thiel, Director

Date:	November 19, 2021	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 19, 2021	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director