Form 10-Q
period 2021-12-31
FRANKLIN RESOURCES INC
filed 2022-02-01
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 25, 2022: 502,124,386.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2021	2020
Operating Revenues
Investment management fees	$1,760.5	$1,540.4
Sales and distribution fees	398.2	396.9
Shareholder servicing fees	47.7	49.4
Other	17.6	8.4
Total operating revenues	2,224.0	1,995.1
Operating Expenses
Compensation and benefits	802.6	725.5
Sales, distribution and marketing	510.1	506.5
Information systems and technology	123.8	116.5
Occupancy	56.3	55.7
Amortization of intangible assets	58.3	58.2
General, administrative and other	115.2	123.6
Total operating expenses	1,666.3	1,586.0
Operating Income	557.7	409.1
Other Income (Expenses)
Investment and other income, net	57.0	77.2
Interest expense	(19.3)	(29.7)
Investment and other income of consolidated investment products, net	104.7	91.1
Expenses of consolidated investment products	(4.2)	(10.4)
Other income, net	138.2	128.2
Income before taxes	695.9	537.3
Taxes on income	151.1	142.5
Net income	544.8	394.8
Less: net income attributable to
Redeemable noncontrolling interests	7.5	18.7
Nonredeemable noncontrolling interests	84.1	30.8
Net Income Attributable to Franklin Resources, Inc.	$453.2	$345.3

Earnings per Share
Basic	$0.89	$0.67
Diluted	0.88	0.67

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2021	2020
Net Income	$544.8	$394.8
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(6.9)	93.5
Net unrealized losses on defined benefit plans, net of tax	(5.1)	(0.6)
Total other comprehensive income (loss)	(12.0)	92.9
Total comprehensive income	532.8	487.7
Less: comprehensive income attributable to
Redeemable noncontrolling interests	7.5	18.7
Nonredeemable noncontrolling interests	84.1	30.8
Comprehensive Income Attributable to Franklin Resources, Inc.	$441.2	$438.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$4,178.8	$4,357.8
Receivables	1,434.7	1,428.2
Investments (including $731.9 and $588.3 at fair value at December 31, 2021 and September 30, 2021)	1,663.2	1,510.3
Assets of consolidated investment products
Cash and cash equivalents	365.5	289.4
Investments, at fair value	6,341.6	5,820.1
Property and equipment, net	756.4	770.0
Goodwill	4,724.5	4,457.7
Intangible assets, net	4,784.4	4,710.2
Operating lease right-of-use assets	422.5	448.4
Other	323.5	376.3
Total Assets	$24,995.1	$24,168.4

Liabilities
Compensation and benefits	$906.0	$1,179.3
Accounts payable and accrued expenses	519.4	479.3
Commissions	237.1	259.8
Income taxes	866.7	693.6
Debt	3,393.7	3,399.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	631.9	558.0
Debt	4,178.6	3,671.0
Deferred tax liabilities	218.5	311.7
Operating lease liabilities	491.3	518.4
Other	372.1	354.3
Total liabilities	11,815.3	11,424.8
Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	983.4	933.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 502,519,277 and 501,807,677 shares issued and outstanding at December 31, 2021 and September 30, 2021	50.3	50.2
Retained earnings	11,892.2	11,550.8
Accumulated other comprehensive loss	(389.6)	(377.6)
Total Franklin Resources, Inc. stockholders’ equity	11,552.9	11,223.4
Nonredeemable noncontrolling interests	643.5	587.2
Total stockholders’ equity	12,196.4	11,810.6
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$24,995.1	$24,168.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2021	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				453.2		453.2	84.1	537.3
Other comprehensive loss					(12.0)	(12.0)		(12.0)
Dividends declared on common stock ($0.29 per share)				(148.9)		(148.9)		(148.9)
Repurchase of common stock	(0.7)	—	(58.8)	37.1		(21.7)		(21.7)
Issuance of common stock	1.4	0.1	47.6			47.7		47.7
Stock-based compensation			11.2			11.2		11.2
Net distributions and other							(27.8)	(27.8)
Balance at December 31, 2021	502.5	$50.3	$—	$11,892.2	$(389.6)	$11,552.9	$643.5	$12,196.4

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2020	Shares	Amount
Balance at October 1, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$754.6	$10,869.1
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				345.3		345.3	30.8	376.1
Other comprehensive income					92.9	92.9		92.9
Dividends declared on common stock ($0.28 per share)				(144.0)		(144.0)		(144.0)
Repurchase of common stock	(2.1)	(0.2)	(39.9)	(5.5)		(45.6)		(45.6)
Issuance of common stock	12.5	1.2	32.5			33.7		33.7
Stock-based compensation			7.4			7.4		7.4
Net subscriptions and other							93.3	93.3
Balance at December 31, 2020	505.5	$50.5	$—	$10,665.1	$(314.7)	$10,400.9	$878.7	$11,279.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2021	2020

Net Income	$544.8	$394.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	59.4	41.0
Amortization of deferred sales commissions	18.4	19.0
Depreciation and other amortization	22.4	21.8
Amortization of intangible assets	58.3	58.2
Net gains on investments	(25.8)	(47.8)
Income from investments in equity method investees	(24.7)	(38.5)
Net gains on investments of consolidated investment products	(88.0)	(55.2)
Net purchase of investments by consolidated investment products	(67.9)	(106.2)
Deferred income taxes	(34.8)	(17.5)
Other	8.3	(5.6)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(140.6)	(14.4)
Increase in investments, net	(44.6)	—
Decrease in accrued compensation and benefits	(273.1)	(104.2)
Increase (decrease) in commissions payable	(22.7)	11.4
Increase in income taxes payable	174.5	135.3
Increase in accounts payable, accrued expenses and other liabilities	16.4	12.3
Decrease in accounts payable and accrued expenses of consolidated investment products	(13.9)	(13.2)
Net cash provided by operating activities	166.4	291.2
Purchase of investments	(321.7)	(193.7)
Liquidation of investments	388.8	82.9
Purchase of investments by consolidated collateralized loan obligations	(839.2)	(915.6)
Liquidation of investments by consolidated collateralized loan obligations	435.2	187.9
Decrease in loans receivable, net	—	28.2
Additions of property and equipment, net	(16.7)	(13.6)
Acquisitions, net of cash acquired	(372.3)	—
Payments of contingent consideration asset	3.9	2.8
Net (deconsolidation) consolidation of investment products	(6.6)	9.5
Net cash used in investing activities	(728.6)	(811.6)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2021	2020

Dividends paid on common stock	$(143.1)	$(134.8)
Repurchase of common stock	(21.7)	(45.1)
Proceeds from issuance of debt	—	748.3
Payment of debt issuance costs	—	(6.7)
Proceeds from debt of consolidated investment products	1,727.6	543.1
Payments on debt of consolidated investment products	(1,228.1)	(207.4)
Payments on contingent consideration liabilities	(4.0)	—
Noncontrolling interests	136.6	63.4
Net cash provided by financing activities	467.3	960.8
Effect of exchange rate changes on cash and cash equivalents	(8.0)	27.7
Increase (decrease) in cash and cash equivalents	(102.9)	468.1
Cash and cash equivalents, beginning of period	4,647.2	3,989.8
Cash and Cash Equivalents, End of Period	$4,544.3	$4,457.9

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$17.6	$22.7
Cash paid for interest	8.5	10.9
Cash paid for interest by consolidated investment products	37.4	23.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“fiscal year 2021”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2021.
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
The Company determined that the error did not result in a material misstatement to its previously issued consolidated financial statements. Nonetheless, for comparability, the Company has revised the comparative prior period amounts included in the consolidated statements of cash flows and related footnote disclosures.
The impact of the error on the consolidated statement of cash flows for the three months ended December 31, 2020 is as follows:

(in millions)	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$290.0	$1.2	$291.2
Net cash used in investing activities	(521.8)	(289.8)	(811.6)
Net cash provided by financing activities	666.1	294.7	960.8

Note 2 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2021	2020
Net income attributable to Franklin Resources, Inc.	$453.2	$345.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	19.3	14.6
Net Income Available to Common Stockholders	$433.9	$330.7

Weighted-average shares outstanding – basic	489.8	491.1
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.6
Weighted-Average Shares Outstanding – Diluted	490.6	491.7

Earnings per Share
Basic	$0.89	$0.67
Diluted	0.88	0.67
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant and 0.4 million for the three months ended December 31, 2021 and 2020.
Note 3 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2021
Investment management fees	$1,284.0	$258.4	$70.3	$81.8	$66.0	$1,760.5
Sales and distribution fees	278.4	98.8	13.4	7.6	—	398.2
Shareholder servicing fees	36.8	10.1	0.1	0.4	0.3	47.7
Other	17.1	0.3	—	0.2	—	17.6
Total	$1,616.3	$367.6	$83.8	$90.0	$66.3	$2,224.0

(in millions)	United States	Luxembourg	Americas Excluding United States	Asia-Pacific	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2020
Investment management fees	$1,112.1	$221.8	$70.0	$78.7	$57.8	$1,540.4
Sales and distribution fees	277.9	89.8	12.3	14.0	2.9	396.9
Shareholder servicing fees	38.0	5.8	0.1	1.9	3.6	49.4
Other	6.5	0.3	—	0.3	1.3	8.4
Total	$1,434.5	$317.7	$82.4	$94.9	$65.6	$1,995.1
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 81% and 80% of the Company’s total operating revenues for the three months ended December 31, 2021 and 2020.

Note 4 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 6 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2021	September 30, 2021
Investments, at fair value
Sponsored funds and separate accounts	$497.2	$368.3
Investments related to long-term incentive plans	184.2	160.0
Other equity and debt investments	50.5	60.0
Total investments, at fair value	731.9	588.3
Investments in equity method investees	760.9	814.3
Other investments	170.4	107.7
Total	$1,663.2	$1,510.3
Note 5 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 6 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$360.0	$46.7	$18.2	$72.3	$497.2
Investments related to long-term incentive plans	183.7	0.5	—	—	184.2
Other equity and debt investments	3.4	13.6	—	33.5	50.5
Contingent consideration asset	—	—	15.5	—	15.5
Total Assets Measured at Fair Value	$547.1	$60.8	$33.7	$105.8	$747.4

Liabilities
Contingent consideration liabilities	$—	$—	$56.7	$—	$56.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$241.3	$18.4	$24.6	$84.0	$368.3
Investments related to long-term incentive plans	160.0	—	—	—	160.0
Other equity and debt investments	3.3	13.3	—	43.4	60.0
Contingent consideration asset	—	—	19.4	—	19.4
Total Assets Measured at Fair Value	$404.6	$31.7	$44.0	$127.4	$607.7

Liabilities
Contingent consideration liabilities	$—	$—	$42.4	$—	$42.4
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)	December 31, 2021	September 30, 2021
Nonredeemable investments[1]
Investments with unknown liquidation periods	$46.4	$46.6
Investments with known liquidation periods	32.3	53.9

Redeemable investments[2]	27.1	26.9

Unfunded commitments	51.7	51.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 4.0 years at both December 31, 2021 and September 30, 2021.
2Investments are redeemable on a monthly and quarterly basis.

Changes in the Level 3 assets and liabilities were as follows:

	2021			2020
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities
for the three months ended December 31,
Balance at beginning of period	$24.6	$19.4	$(42.4)	$17.4	$39.7	$(25.3)
Acquisitions	—	—	(24.5)	—		—
Total realized and unrealized gains (losses)
Included in investment and other income, net	0.2	—	—	(0.1)	—	—
Included in general, administrative and other expense	—	—	1.1	—	—	—
Purchases	3.5	—	—	5.5	—	—
Sales	(5.0)	—	—	(4.3)	—	—
Settlements	(3.2)	(3.9)	9.0	(0.5)	(2.8)	—
Transfers out of Level 3	(1.9)	—	—	(0.2)	—	—
Foreign exchange revaluation	—	—	0.1	—	—	(0.2)
Balance at End of Period	$18.2	$15.5	$(56.7)	$17.8	$36.9	$(25.5)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.2)	$—	$1.3	$(0.1)	$—	$—
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2021		September 30, 2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$4,178.8	$4,178.8	$4,357.8	$4,357.8
Other investments
Time deposits	2	12.2	12.2	13.2	13.2
Equity securities	3	158.2	158.2	94.5	99.1

Financial Liability
Debt	2	$3,393.7	$3,395.1	$3,399.4	$3,434.1

Note 6 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities. The Company had 63 CIPs, including 11 CLOs, as of December 31, 2021 and 60 CIPs, including 10 CLOs, as of September 30, 2021.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$365.5	$289.4
Receivables	197.1	127.8
Investments, at fair value	6,341.6	5,820.1
Total Assets	$6,904.2	$6,237.3

Liabilities
Accounts payable and accrued expenses	$631.9	$558.0
Debt	4,178.6	3,671.0
Other liabilities	17.6	13.8
Total liabilities	4,828.1	4,242.8
Redeemable Noncontrolling Interests	662.5	622.5
Stockholders’ Equity
Franklin Resources, Inc.’s interests	980.0	1,000.7
Nonredeemable noncontrolling interests	433.6	371.3
Total stockholders’ equity	1,413.6	1,372.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$6,904.2	$6,237.3
The CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2021 and 2020.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2021
Assets
Cash and cash equivalents of CLOs	$249.9	$—	$—	$—	$249.9
Receivables of CLOs	—	88.0	—	—	88.0
Investments
Equity and debt securities	622.5	352.0	539.0	249.5	1,763.0
Loans	—	4,445.5	34.2	—	4,479.7
Real estate	—	—	98.9	—	98.9
Total Assets Measured at Fair Value	$872.4	$4,885.5	$672.1	$249.5	$6,679.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Cash and cash equivalents of CLOs	$145.4	$—	$—	$—	$145.4
Receivables of CLOs	—	84.0	—	—	84.0
Investments
Equity and debt securities	310.8	647.3	453.3	343.5	1,754.9
Loans	—	3,955.3	20.5	—	3,975.8
Real estate	—	—	89.4	—	89.4
Total Assets Measured at Fair Value	$456.2	$4,686.6	$563.2	$343.5	$6,049.5
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, nonredeemable private equity funds and a redeemable U.S. equity fund. These investments were as follows:

(in millions)	December 31, 2021	September 30, 2021
Nonredeemable investments[1]
Investments with known liquidation periods	$53.8	$141.4

Redeemable investments[2]	195.7	202.1

Unfunded commitments[3]	0.5	0.5
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments have an expected weighted-average life of 1.0 year at December 31, 2021 and 1.3 years at September 30, 2021.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $0.2 million based on its ownership percentage in the CIPs, at December 31, 2021 and September 30, 2021.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2021
Balance at October 1, 2021	$453.3	$89.4	$20.5	$563.2
Realized and unrealized gains included in investment and other income of consolidated investment products, net	92.3	8.6	0.3	101.2
Purchases	18.2	0.9	14.0	33.1
Sales and settlements	(23.9)	—	(0.6)	(24.5)
Transfers into Level 3	0.1	—	—	0.1
Transfers out of Level 3	(1.0)	—	—	(1.0)
Balance at December 31, 2021	$539.0	$98.9	$34.2	$672.1
Change in unrealized gains included in net income relating to assets held at December 31, 2021	$92.5	$8.6	$0.3	$101.4

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2020
Balance at October 1, 2020	$322.3	$339.2	$24.9	$686.4
Realized and unrealized gains included in investment and other income of consolidated investment products, net	19.1	1.5	—	20.6
Purchases	12.6	51.1	—	63.7
Sales and settlements	(1.0)	—	(1.4)	(2.4)
Foreign exchange revaluation	3.0	16.0	—	19.0
Balance at December 31, 2020	$356.0	$407.8	$23.5	$787.3
Change in unrealized gains included in net income relating to assets held at December 31, 2020	$18.3	$1.5	$0.1	$19.9
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$404.0	Market pricing	Private sale pricing	$0.39–$100.00 ($21.11) per share
	85.2	Market comparable companies	Enterprise value/ EBITDA multiple	16.3–20.6 (18.7)
			Discount for lack of marketability	7.9%–25.5% (17.2%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price-to-book value ratio	0.7–1.8 (1.4)
			Control premium	20%
			Price-to-earnings ratio	27.9
	49.8	Discounted cash flow	Discount rate	3.1%–6.3% (4.2%)

Real estate	98.9	Discounted cash flow	Discount rate	5.5%–6.3% (5.9%)
			Exit capitalization rate	4.8%–5.0% (4.9%)

(in millions)
as of September 30, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$301.1	Market pricing	Private sale pricing	$0.39-$100.00 ($19.34) per share
	102.3	Market comparable companies	Enterprise value/ EBITDA multiple	6.0–20.6 (13.7)
			Discount for lack of marketability	6.0%–25.5% (17.6%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price-to-book value ratio	0.7–1.8 (1.4)
			Control premium	20%
			Price-to-earnings ratio	28.8
	49.9	Discounted cash flow	Discount rate	3.3%–6.3% (4.3%)

Real estate	89.4	Discounted cash flow	Discount rate	5.8%–6.0% (5.9%)
			Exit capitalization rate	5.0%–5.3% (5.1%)
__________________
1Based on the relative fair value of the instruments.

If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of December 31, 2021, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of December 31, 2021, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2021		September 30, 2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$115.6	$115.6	$144.0	$144.0
Financial Liabilities
Debt of CLOs[1]	2 or 3	$4,134.8	$4,140.0	$3,634.1	$3,610.6
Other debt	3	43.8	44.0	36.9	36.6
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	December 31, 2021		September 30, 2021
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$4,134.8	1.85%	$3,634.1	2.11%
Other debt	43.8	1.94%	36.9	1.95%
Total	$4,178.6		$3,671.0
The debt of CLOs had fixed and floating interest rates ranging from 0.87% to 7.30% at December 31, 2021, and from 1.00% to 8.22% at September 30, 2021. The other debt had floating interest rates ranging from 1.63% to 2.42% at both December 31, 2021 and September 30, 2021. The floating rates were primarily based on LIBOR.
The contractual maturities for the debt of CIPs at December 31, 2021 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2022 (remainder of year)	$185.8
2023	—
2024	—
2025	9.8
2026	—
Thereafter	3,983.0
Total	$4,178.6

Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	December 31, 2021	September 30, 2021
Unpaid principal balance	$4,442.7	$3,951.1
Difference between unpaid principal balance and fair value	20.1	20.9
Fair Value	$4,462.8	$3,972.0
There were no investments 90 days or more past due at December 31, 2021 and September 30, 2021.
The Company recognized $5.3 million and $0.9 million of net gains during the three months ended December 31, 2021 and 2020, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $4,136.9 million and $3,629.9 million at December 31, 2021 and September 30, 2021.
Note 7 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2021			2020
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended December 31,
Balance at beginning of period	$622.5	$310.5	$933.0	$397.3	$144.6	$541.9
Net income (loss)	(4.8)	12.3	7.5	13.0	5.7	18.7
Net subscriptions (distributions) and other	166.3	(1.9)	164.4	(29.9)	—	(29.9)
Net consolidations (deconsolidations)	(121.5)	—	(121.5)	84.9	—	84.9
Balance at End of Period	$662.5	$320.9	$983.4	$465.3	$150.3	$615.6

Note 8 – Nonconsolidated Variable Interest Entities
Variable interest entities (“VIEs”) for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	December 31, 2021	September 30, 2021
Investments	$721.9	$639.2
Receivables	153.5	172.1
Total	$875.4	$811.3
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the three months ended December 31, 2021. During the fiscal year ended September 30, 2020, the Company authorized loans to certain sponsored funds in India that experienced increased liquidity risks and redemptions. See Note 9 – Commitments and Contingencies for further information. The loans were fully repaid by March 31, 2021.

Note 9 – Commitments and Contingencies
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
In July 2021, the Supreme Court issued a ruling interpreting applicable regulations to require unitholder consent to effect a trustee’s decision to wind up a fund, while finding that, upon the trustee’s publication of its decision to unitholders under applicable regulations, fund business activities, including redemptions, are suspended pending the results of the unitholder vote. The Supreme Court further found that FTTS’ April 2020 publication to unitholders of its wind-up decision complied with applicable regulations, effectively freezing redemptions. Further hearings are expected to occur in connection with the remaining issues on appeal.
FTAMI continues to cooperate with the court-appointed liquidator in its work to liquidate the Funds’ remaining investments and distribute proceeds to unitholders. As of December 2021, approximately $3.5 billion has been distributed to Fund unitholders.
Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain FTAMI employees (including in their officer or director capacities), alleging certain deficiencies and areas of non-compliance in the management of the Funds. In June 2021, SEBI issued orders against FTAMI, FTTS, and the FTAMI employee respondents, finding violations of certain regulatory provisions, including with respect to similarity in investment strategies among the Funds, calculation of duration and valuation of portfolio securities, deficiencies in documentation relating to investment diligence and investment terms, and portfolio risk management. SEBI’s orders include, as applicable, aggregate monetary penalties of INR 20.0 crore (approximately $2.7 million); disgorgement of investment management and advisory fees, together with interest through the date of SEBI’s order, totaling INR 512.5 crore (approximately $68.8 million), with continuing accrual of 12% interest until paid; and a prohibition on FTAMI from launching new fixed income funds in India for a two-year period. The respondents filed appeals, as well as applications to stay enforcement of SEBI’s orders pending resolution of the appeals, with the Securities Appellate Tribunal (the “SAT”) in India. In June 2021, the SAT granted the stay requested by FTAMI, subject to FTAMI’s deposit of INR 250.0 crore (approximately $33.6 million) into an escrow account, which has been deposited. In July 2021, SEBI appealed the SAT’s stay order to the Supreme Court of India. Based on FTAMI’s submission that it would not launch new fixed income schemes in India pending resolution of its appeal, the Supreme Court of India did not interfere with the

SAT’s stay order with respect to the monetary amounts and disposed of SEBI’s appeal. In July 2021, the SAT also granted the stay requests of FTTS and the FTAMI employee respondents, subject to the deposit of an aggregate of INR 7.5 crore (approximately $1.0 million) into an escrow account. The SAT appeals remain pending.
The Company has also responded to related inquiries and investigations commenced by certain governmental agencies in India, including the previously-reported “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department against certain of the Company Respondents in connection with a complaint by two Fund unitholders, as well as a related investigation by India’s Enforcement Directorate commenced in or around April 2021. The Company has been cooperating in these matters.
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
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2021 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of December 31, 2021.
Other Commitments and Contingencies
At December 31, 2021, there were no material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2021.
Note 10 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2021
Nonvested balance at October 1, 2021	14,176	3,658	17,834	$22.27
Granted	4,291	145	4,436	35.20
Vested	(1,653)	(98)	(1,751)	24.99
Forfeited/canceled	(207)	(156)	(363)	24.35
Nonvested Balance at December 31, 2021	16,607	3,549	20,156	$24.53
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $379.7 million at December 31, 2021. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

Note 11 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended December 31,
(in millions)	2021	2020
Dividend and interest income	$6.1	$5.1
Gains on investments, net	25.8	48.7
Income from investments in equity method investees	24.7	38.5
Rental income	9.7	7.7
Foreign currency exchange gains (losses), net	3.9	(16.5)
Other, net	(13.2)	(6.3)
Investment and other income, net	$57.0	$77.2
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at December 31, 2021 and 2020 were $(4.4) million for the three months ended December 31, 2021, and $30.4 million for the three months ended December 31, 2020.
Note 12 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2021
Balance at October 1, 2021	$(370.5)	$(7.1)	$(377.6)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(6.9)	(4.6)	(11.5)
Reclassifications to compensation and benefits expense, net of tax	—	(0.5)	(0.5)
Total other comprehensive loss	(6.9)	(5.1)	(12.0)
Balance at December 31, 2021	$(377.4)	$(12.2)	$(389.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended December 31, 2020
Balance at October 1, 2020	$(399.6)	$(8.0)	$(407.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	93.4	(0.6)	92.8
Reclassifications to net investment and other income, net of tax	0.1	—	0.1
Total other comprehensive income (loss)	93.5	(0.6)	92.9
Balance at December 31, 2020	$(306.1)	$(8.6)	$(314.7)
Note 13 – Subsequent Event
On January 10, 2022, the Company entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364 day revolving credit facility with aggregate commitments of $500.0 million. As of the time of this filing, there were no amounts outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and the documents incorporated by reference herein may include forward-looking statements that reflect our current views with respect to future events, financial performance and market conditions. Such statements are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and generally can be identified by words or phrases written in the future tense and/or preceded by words such as “anticipate,” “believe,” “could,” “depends,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “seek,” “should,” “will,” “would,” or other similar words or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements.
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements, including pandemic-related risks, market and volatility risks, investment performance and reputational risks, global operational risks, competition and distribution risks, third-party risks, technology and security risks, human capital risks, cash management risks, and legal and regulatory risks. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q and/or discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“fiscal year 2021”).
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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year 2021 filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, LibertyShares®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2021, the amount and mix of our AUM are subject to significant fluctuations that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
As further noted in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2021, the outbreak and spread of contagious diseases such as the coronavirus disease 2019 (“COVID-19”), a highly transmissible and pathogenic disease, has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. Ongoing global health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations. As of the time of this filing, as the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic may adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that remain uncertain and subject to change.
During our first fiscal quarter, the global equity markets continued to provide strong positive returns, reflecting among other factors, strong earnings growth and economic stability, despite the emergence of the Omicron variant of COVID-19 and concerns regarding inflation and central banks monetary policies. The S&P 500 Index and MSCI World Index increased 11.0% and 7.9% for the quarter. The global bond markets turned negative as the Bloomberg Global Aggregate Index decreased 0.7% during the quarter.
Our total AUM at December 31, 2021 was $1,578.1 billion, 3% higher than at September 30, 2021 and 5% higher than at December 31, 2020. Monthly average AUM (“average AUM”) for the three months ended December 31, 2021 increased 8% from the same period in the prior fiscal year.

On December 31, 2021, we acquired all of the outstanding ownership interest in O’Shaughnessy Asset Management, LLC (“OSAM”), a leading quantitative asset management firm, for cash consideration paid of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2021.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2021	2020
Operating revenues	$2,224.0	$1,995.1	11%
Operating income	557.7	409.1	36%
Operating margin[1]	25.1%	20.5%

Net income attributable to Franklin Resources, Inc.	$453.2	$345.3	31%
Diluted earnings per share	0.88	0.67	31%

As adjusted (non-GAAP):[2]
Adjusted operating income	$685.9	$549.9	25%
Adjusted operating margin	39.8%	37.2%

Adjusted net income	$553.6	$373.4	48%
Adjusted diluted earnings per share	$1.08	$0.73	48%
__________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
Operating income increased $148.6 million for the three months ended December 31, 2021, as compared to the same period in the prior fiscal year, as an 11% increase in operating revenues was partially offset by a 5% increase in operating expenses. Net income attributable to Franklin Resources, Inc. increased $107.9 million for the three months ended December 31, 2021 primarily due to the increase in operating income, partially offset by lower other income, net, less the portion attributable to noncontrolling interests.
Diluted earnings per share increased for the three months ended December 31, 2021, consistent with the increase in net income attributable to common stockholders.
Adjusted operating income increased $136.0 million for the three months ended December 31, 2021 primarily due to a 17% increase in investment management fees, partially offset by a 17% increase in compensation and benefits expense. Adjusted net income increased $180.2 million for the three months ended December 31, 2021 due to the increase in adjusted operating income and higher other income, net, less the portion attributable to noncontrolling interests, partially offset by higher taxes on income.
Adjusted diluted earnings per share increased for the three months ended December 31, 2021, consistent with the increase in adjusted net income.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	December 31, 2021	December 31, 2020	Percent Change
Fixed Income	$642.1	$669.9	(4%)
Equity	563.4	495.7	14%
Alternative	154.3	127.1	21%
Multi-Asset	154.0	141.1	9%
Cash Management	64.3	64.2	0%
Total	$1,578.1	$1,498.0	5%

Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2021	2020		2021	2020
Fixed Income	$642.4	$661.7	(3%)	41%	46%
Equity	549.3	455.0	21%	35%	31%
Alternative	149.4	123.1	21%	10%	9%
Multi-Asset	151.7	137.1	11%	10%	9%
Cash Management	61.4	66.9	(8%)	4%	5%
Total	$1,554.2	$1,443.8	8%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended December 31,		Percent Change
	2021	2020
Beginning AUM	$1,530.1	$1,418.9	8%
Long-term inflows	107.0	96.1	11%
Long-term outflows	(82.9)	(100.6)	(18%)
Long-term net flows	24.1	(4.5)	NM
Cash management net flows	5.8	(10.2)	NM
Total net flows	29.9	(14.7)	NM
Acquisitions	7.7	—	NM
Net market change, distributions and other	10.4	93.8	(89%)
Ending AUM	$1,578.1	$1,498.0	5%
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2021
AUM at October 1, 2021	$650.3	$523.6	$145.2	$152.4	$58.6	$1,530.1
Long-term inflows	43.7	46.1	6.1	11.1	—	107.0
Long-term outflows	(35.6)	(33.4)	(3.1)	(10.8)	—	(82.9)
Long-term net flows	8.1	12.7	3.0	0.3	—	24.1
Cash management net flows	—	—	—	—	5.8	5.8
Total net flows	8.1	12.7	3.0	0.3	5.8	29.9
Acquisitions	—	4.6	0.8	2.3	—	7.7
Net market change, distributions and other	(16.3)	22.5	5.3	(1.0)	(0.1)	10.4
AUM at December 31, 2021	$642.1	$563.4	$154.3	$154.0	$64.3	$1,578.1
AUM increased $48.0 billion or 3% during the three months ended December 31, 2021 due to $24.1 billion of long-term net inflows, $10.4 billion of net market change, distributions and other, $7.7 billion from acquisitions and $5.8 billion of cash management net inflows. Net market change, distributions and other consists of $41.8 billion of market appreciation, partially offset by $30.1 billion of long-term distributions and a $1.3 billion decrease from foreign exchange revaluation. The market appreciation occurred primarily in the equity asset class, partially offset by depreciation in the fixed income asset class. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 11% of total AUM as of December 31, 2021, and was primarily due to the strengthening of the U.S. dollar against the Japanese Yen, Euro and Brazilian Real, partially offset by weakening of the U.S. dollar against Australian dollar.

Long-term inflows increased 29% to $107.0 billion, as compared to the prior-quarter period, due to higher inflows in all long-term asset classes including $7.4 billion in net client accounts related to the newly joined Investment Grade Credit team as well as $23.5 billion of reinvested distributions. Long-term outflows decreased 11% to $82.9 billion due to lower outflows in the fixed income and equity asset classes. Long-term outflows in the multi-asset asset class included a $3.6 billion institutional redemption.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2020
AUM at October 1, 2020	$656.9	$438.1	$122.1	$129.4	$72.4	$1,418.9
Long-term inflows	42.0	41.5	3.3	9.3	—	96.1
Long-term outflows	(47.9)	(40.2)	(2.9)	(9.6)	—	(100.6)
Long-term net flows	(5.9)	1.3	0.4	(0.3)	—	(4.5)
Cash management net flows	—	—	—	—	(10.2)	(10.2)
Total net flows	(5.9)	1.3	0.4	(0.3)	(10.2)	(14.7)
Net market change, distributions and other	18.9	56.3	4.6	12.0	2.0	93.8
AUM at December 31, 2020	$669.9	$495.7	$127.1	$141.1	$64.2	$1,498.0
AUM increased $79.1 billion or 6% during the three months ended December 31, 2020 due to $93.8 billion of net market change, distributions and other, partially offset by $10.2 billion of cash management net outflows and $4.5 billion of long-term net outflows. Net market change, distributions and other consists of $101.1 billion of market appreciation and an $8.2 billion increase from foreign exchange revaluation, partially offset by $15.5 billion of long-term distributions. The market appreciation occured in all asset classes, most significantly in the equity and fixed income asset classes, and reflected positive returns in global equity and fixed income markets. Long-term net outflows included outflows of $10.9 billion from six institutional products, $3.5 billion from two fixed income funds and $1.4 billion from a multi-asset fund, partially offset by inflows of $3.9 billion in an institutionl separate account, $3.6 billion in two fixed income funds and $2.4 billion in two equity funds. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Australian dollar, Pound Sterling, Euro and Canadian dollar.
AUM by sales region was as follows:

(in billions)	December 31, 2021	December 31, 2020	Percent Change
United States	$1,186.5	$1,088.5	9%
International
Europe, Middle East and Africa	156.2	152.8	2%
Asia-Pacific	155.0	175.3	(12%)
Latin America	51.4	55.6	(8%)
Canada	29.0	25.8	12%
Total international	391.6	409.5	(4%)
Total	$1,578.1	$1,498.0	5%

Average AUM by sales region was as follows:

	Three Months Ended December 31,		Percent Change
(in billions)	2021	2020
United States	$1,163.2	$1,046.2	11%
International
Europe, Middle East and Africa	154.6	145.6	6%
Asia-Pacific	155.5	170.3	(9%)
Latin America	53.2	56.5	(6%)
Canada	27.7	25.2	10%
Total international	391.0	397.6	(2%)
Total	$1,554.2	$1,443.8	8%
The region in which investment products are sold may differ from the geographic area in which we provide investment management and related services to the products.
Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and of our strategy composites against benchmarks. Approximately half of our total mutual fund AUM exceeded the peer group median comparison and at least 61% of our total strategy composite AUM exceeded the benchmark for all periods presented, primarily driven by the performance of our fixed income products.
The performance of our mutual fund products against peer group medians and of our strategy composites against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of December 31, 2021	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	37%	63%	59%	66%	94%	91%	91%	95%
Equity	38%	44%	54%	48%	20%	41%	41%	54%
Total AUM[3]	46%	57%	62%	61%	61%	70%	71%	77%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 41%, 41%, 41% and 38% of our total AUM as of December 31, 2021.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 69%, 68%, 68% and 62% of our total AUM as of December 31, 2021.
3Total mutual fund AUM includes performance of our alternative and multi-asset AUM, and total strategy composite AUM includes performance of our alternative AUM. Alternative and multi-asset AUM each represent 10% of our total AUM at December 31, 2021.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of January 10, 2022, and are subject to revision. While we remain focused on achieving strong long-term performance, our future peer group and benchmarking rankings may vary from our past performance.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2021	2020
Investment management fees	$1,760.5	$1,540.4	14%
Sales and distribution fees	398.2	396.9	0%
Shareholder servicing fees	47.7	49.4	(3%)
Other	17.6	8.4	110%
Total Operating Revenues	$2,224.0	$1,995.1	11%
Investment Management Fees
Investment management fees increased $220.1 million for the three months ended December 31, 2021 primarily due to an 8% increase in average AUM and higher performance fees. The increase in average AUM occurred primarily in the equity, alternative and multi-asset asset classes, partially offset by decreases in the fixed income asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 41.4 basis points and 41.2 basis points for the three months ended December 31, 2021 and 2020.
Performance-based investment management fees were $139.9 million and $41.8 million for the three months ended December 31, 2021 and 2020, with the increase due to strong performance by our alternative specialist investment managers reflecting strong markets.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2021	2020
Asset-based fees	$321.9	$317.0	2%
Sales-based fees	72.6	73.6	(1%)
Contingent sales charges	3.7	6.3	(41%)
Sales and Distribution Fees	$398.2	$396.9	0%
Asset-based distribution fees increased $4.9 million for the three months ended December 31, 2021 primarily due to $17.0 million from a 6% increase in the related average AUM, partially offset by $10.7 million from a higher mix of lower-fee assets.
Sales-based fees decreased $1.0 million for the three months ended December 31, 2021 primarily due to $2.5 million from lower commissionable sales, partially offset by $2.1 million from a higher mix of equity sales, which typically generate higher sales fees than fixed income products.
Other
Other revenue increased $9.2 million for the three months ended December 31, 2021 primarily due to an increase in real estate transaction fees earned by certain of our alternative asset managers.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2021	2020
Compensation and benefits	$802.6	$725.5	11%
Sales, distribution and marketing	510.1	506.5	1%
Information systems and technology	123.8	116.5	6%
Occupancy	56.3	55.7	1%
Amortization of intangible assets	58.3	58.2	0%
General, administrative and other	115.2	123.6	(7%)
Total Operating Expenses	$1,666.3	$1,586.0	5%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2021	2020
Salaries, wages and benefits	$345.7	$357.7	(3%)
Incentive compensation	414.2	316.9	31%
Acquisition-related retention	40.0	43.5	(8%)
Special termination benefits	2.7	7.4	(64%)
Compensation and Benefits Expenses	$802.6	$725.5	11%
Salaries, wages and benefits decreased $12.0 million for the three months ended December 31, 2021 primarily due to decreases of $10.5 million from lower average staffing levels and $7.4 million related to lower termination benefits in the current year, partially offset by a $5.0 million increase in annual merit salary adjustments.
Incentive compensation increased $97.3 million for the three months ended December 31, 2021 primarily due to increases of $50.1 million related to higher bonuses at the specialist investment managers due to higher revenue, $20.2 million in stock and stock unit award amortization and $17.9 million related to bonus expense primarily due to higher performance in the quarter.
Acquisition-related retention expenses decreased $3.5 million for the three months ended December 31, 2021.
Special termination benefits decreased $4.7 million for the three months ended December 31, 2021 primarily due to workforce optimization initiatives related to the acquisition of Legg Mason, Inc. (“Legg Mason”).
We expect to incur additional acquisition-related retention expenses of approximately $110 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $130 million in the fiscal year ending September 30, 2023 and decreasing over the following two fiscal years by approximately $30 million and $80 million. At December 31, 2021, our global workforce had decreased to approximately 10,400 employees from approximately 11,400 at December 31, 2020.

Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2021	2020
Asset-based expenses	$419.6	$414.3	1%
Sales-based expenses	72.1	73.2	(2%)
Amortization of deferred sales commissions	18.4	19.0	(3%)
Sales, Distribution and Marketing	$510.1	$506.5	1%
Asset-based expenses increased $5.3 million for the three months ended December 31, 2021 primarily due to $14.8 million from a 4% increase in related average AUM, partially offset by $3.0 million from a higher mix of lower-fee assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $1.1 million for the three months ended December 31, 2021 primarily due to $2.3 million from lower commissionable sales, partially offset by $1.3 million increase in marketing support expenses.
Information Systems and Technology
Information systems and technology expenses increased $7.3 million for the three months ended December 31, 2021 primarily due to higher consulting and external data service costs.
General, Administrative and Other
General, administrative and other operating expenses decreased $8.4 million for the three months ended December 31, 2021, primarily due to a $9.1 million decrease in professional fees.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2021	2020
Investment and other income, net	$57.0	$77.2	(26%)
Interest expense	(19.3)	(29.7)	(35%)
Investment and other income of consolidated investment products, net	104.7	91.1	15%
Expenses of consolidated investment products	(4.2)	(10.4)	(60%)
Other Income, Net	$138.2	$128.2	8%
Investment and other income, net decreased $20.2 million for the three months ended December 31, 2021, primarily due to lower income from equity method investees and lower gains on investments held by the Company, partially offset by foreign currency exchange gains.
Equity method investees generated income of $24.7 million for the three months ended December 31, 2021, as compared to income of $38.5 million in the prior year, primarily related to various global equity funds.
Investments held by the Company generated net gains of $25.8 million for the three months ended December 31, 2021, as compared to net gains of $48.7 million in the prior year. The current year gains were primarily from investments measured at cost adjusted for observable price changes and assets invested for deferred compensation plans, while the prior year gains were primarily from various nonconsolidated funds, assets invested for deferred compensation plans, and separate accounts.
Net foreign currency exchange gains were $3.9 million for the three months ended December 31, 2021, as compared to net losses of $16.5 million in the prior year period. The increase was primarily due to the impact of the strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.

Interest expense decreased $10.4 million, primarily due to the redemptions in fiscal year 2021 of the junior notes issued by Legg Mason, partially offset by interest expense recognized on the senior unsecured unsubordinated notes issued in August 2021.
Investment and other income of consolidated investment products, net, increased $13.6 million for the three months ended December 31, 2021, primarily due to a $27.8 million increase in net gains on investments held by CIPs, largely related to holdings of various alternative funds, partially offset by losses on holdings of various equity funds, as compared to gains in the prior year, and higher losses on holdings of fixed income funds. This increase was partially offset by a $14.2 million decrease in dividend and interest income of CIPs.
Expenses of consolidated investments products decreased $6.2 million for the three months ended December 31, 2021, primarily due to lower expenses incurred by an alternative fund.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at December 31, 2021, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$4,178.8	$—	$—	$—	$—	$4,178.8
Investments
Fixed Income	—	293.4	67.2	36.8	222.1	619.5
Equity	—	309.8	347.4	101.3	222.2	980.7
Alternative	—	85.9	341.0	32.3	446.8	906.0
Multi-Asset	—	42.8	5.3	—	96.8	144.9
Total investments	—	731.9	760.9	170.4	987.9	2,651.1
Total Cash and Cash Equivalents and Investments[2]	$4,178.8	$731.9	$760.9	$170.4	$987.9	$6,829.9

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $3,537.1 million used for operational activities, including investments in sponsored funds and other products, and $282.8 million necessary to comply with regulatory requirements.
TAXES ON INCOME
Our effective income tax rate was 21.7% and 26.5% for the three months ended December 31, 2021 and 2020. The rate decrease was primarily due to tax benefits related to stock-based compensation and the release of tax reserves due to statute of limitation expiration.
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
•Impact on compensation and benefits expense from gains and losses on investments related to deferred compensation plans and seed investments, which is offset in investment and other income (losses), net.
•Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration liabilities.
•Amortization and impairment of intangible assets, if any.
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
•Amortization and impairment of intangible assets, if any.
•Special termination benefits related to workforce optimization initiatives related to past acquisitions and specific initiatives announced by the Company.
•Net gains or losses on investments related to deferred compensation plans which are not offset by compensation and benefits expense.
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
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of consolidated products is not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, amortization and impairment of intangible assets, if any, and interest expense for amortization of the Legg Mason debt premium to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to past acquisitions and specific initiatives announced by the Company because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net and net gains or losses on investments related to deferred compensation plans which are not offset by compensation and benefits expense because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended December 31,
	2021	2020
Operating income	$557.7	$409.1
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	8.3	5.7
Acquisition-related retention	40.0	43.5
Compensation and benefits expense from gains on deferred compensation and seed investments, net	4.2	14.1
Other acquisition-related expenses	14.7	11.9
Amortization of intangible assets	58.3	58.2
Special termination benefits	2.7	7.4
Adjusted operating income	$685.9	$549.9

Total operating revenues	$2,224.0	$1,995.1
Add (subtract):
Acquisition-related pass through performance fees	(0.4)	(16.0)
Sales and distribution fees	(398.2)	(396.9)
Allocation of investment management fees for sales, distribution and marketing expenses	(111.9)	(109.6)
Elimination of operating revenues upon consolidation of investment products[1]	8.3	5.7
Adjusted operating revenues	$1,721.8	$1,478.3

Operating margin	25.1%	20.5%
Adjusted operating margin	39.8%	37.2%

(in millions, except per share data)	Three Months Ended December 31,
	2021	2020
Net income attributable to Franklin Resources, Inc.	$453.2	$345.3
Add (subtract):
Net loss of consolidated investment products[1]	10.0	21.2
Acquisition-related retention	40.0	43.5
Other acquisition-related expenses	15.1	10.1
Amortization of intangible assets	58.3	58.2
Special termination benefits	2.7	7.4
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(0.3)	(1.2)
Unrealized investment losses (gains)	1.8	(95.9)
Interest expense for amortization of debt premium	(6.3)	(6.0)
Net income tax expense of adjustments	(20.9)	(9.2)
Adjusted net income	$553.6	$373.4

Diluted earnings per share	$0.88	$0.67
Adjusted diluted earnings per share	1.08	0.73
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended December 31,
	2021	2020
Elimination of operating revenues upon consolidation	$(8.3)	$(5.7)
Other income, net	72.5	20.3
Less: income attributable to noncontrolling interests	74.2	35.8
Net loss	$(10.0)	$(21.2)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2021	2020
Operating cash flows	$166.4	$291.2
Investing cash flows	(728.6)	(811.6)
Financing cash flows	467.3	960.8
Net cash provided by operating activities decreased during the three months ended December 31, 2021 primarily due to payments of accrued compensation and benefits and an increase in receivables and other assets, partially offset by higher net income. Net cash used in investing activities decreased primarily due to lower net purchases of investments by CLOs and net liquidations of investments as compared to net purchases in the prior year, partially offset by cash paid for acquisitions in the current year and a decrease in loans receivable, net. Net cash provided by financing activities decreased primarily due to proceeds from issuance of debt in the prior year, partially offset by higher net proceeds from debt of CIPs and higher net subscriptions in CIPs by noncontrolling interests.
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

Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$4,079.2	$4,357.8
Receivables	1,237.6	1,300.4
Investments	1,012.4	1,042.2
Total Liquid Assets	$6,329.2	$6,700.4

Liability
Debt	$3,393.7	$3,399.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2021 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, we could raise capital through debt or equity issuance, or utilize our revolving credit facility. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, amounts available under the credit facility discussed below, the ability to issue debt or equity securities and borrowing capacity under our uncommitted commercial paper private placement program.
On January 10, 2022, the Company entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364 day revolving credit facility with aggregate commitments of $500.0 million. As of the time of this filing, there were no amounts outstanding.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At December 31, 2021, Franklin’s outstanding senior notes had an an aggregate principal amount due of $1,900.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,881.7 million. At December 31, 2021, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest payable semi-annually for senior notes, and have an aggregate carrying value, inclusive of unamortized premium and debt issuance costs, of $1,512.1 million at December 31, 2021. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at December 31, 2021.
At December 31, 2021, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.

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
On November 15, 2021, we entered into an agreement with FIS, a financial technology leader, to assume operation of the Company’s global transfer agent function as a sub-agent or delegate, depending on the jurisdiction. We will incur transfer agent expenses for the services provided by FIS which will be recorded gross of shareholder servicing revenue earned from the funds.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.29 per share during the three months ended December 31, 2021 and $0.28 per share during the three months ended December 31, 2020. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three months ended December 31, 2021, we repurchased 0.7 million shares of our common stock at a cost of $21.7 million and we repurchased 2.1 million shares of our common stock at a cost of $45.6 million in the prior year period. At December 31, 2021, 30.2 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
We redeemed $4.2 million, net of investments, into our sponsored products during the three months ended December 31, 2021 and invested $29.1 million, net of redemptions, in the prior year period.
On December 31, 2021, we acquired all of the outstanding ownership interests in OSAM, a leading quantitative asset management firm, for cash consideration of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures. We paid the purchase price from our existing cash.
On November 1, 2021, we entered into an acquisition agreement to acquire all of the outstanding ownership interests in Lexington Partners L.P. for cash consideration of approximately $1.0 billion to be paid at closing and additional cash payments totaling $750 million to be paid over the next three years. The acquisition is expected to close on or around April 1, 2022.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. During the fiscal year ended September 30, 2020, the Company authorized loans to certain sponsored funds in India that experienced increased liquidity risks and redemptions. The loans were fully repaid during the second quarter of fiscal year 2021. See Note 9 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2021, we were the primary beneficiary of 52 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2021, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2021, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of December 31, 2021, Level 3 assets represented 10% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the three months ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2021, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2021.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 9 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10‑K for fiscal year 2021. These risk factors could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2021.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	—	$—	—	30,867,872
November 2021	57	35.88	57	30,867,815
December 2021	680,455	31.83	680,455	30,187,360
Total	680,512		680,512
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

3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Amended and Restated Bylaws of Registrant (as adopted and effective June 29, 2021), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 1, 2021 (File No. 001-09318)

10.1
Credit Agreement, dated as of January 10, 2022, by and among Registrant, as borrower, the financial institutions from time-to-time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2022 (File No. 001-09318)

10.2	Named Executive Officer Compensation as of January 1, 2022 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
_______________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	February 1, 2022	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President and Chief Financial Officer

Date:	February 1, 2022	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer