Form 10-Q
period 2022-03-31
FRANKLIN RESOURCES INC
filed 2022-05-03
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 26, 2022: 499,924,147.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2022	2021	2022	2021
Operating Revenues
Investment management fees	$1,649.2	$1,598.4	$3,409.7	$3,138.8
Sales and distribution fees	370.2	413.6	768.4	810.5
Shareholder servicing fees	52.2	55.7	99.9	105.1
Other	9.4	8.8	27.0	17.2
Total operating revenues	2,081.0	2,076.5	4,305.0	4,071.6
Operating Expenses
Compensation and benefits	752.5	732.3	1,555.1	1,457.8
Sales, distribution and marketing	482.4	541.8	992.5	1,048.3
Information systems and technology	126.9	117.5	250.7	234.0
Occupancy	53.0	53.8	109.3	109.5
Amortization of intangible assets	60.4	57.9	118.7	116.1
General, administrative and other	142.8	116.9	258.0	240.5
Total operating expenses	1,618.0	1,620.2	3,284.3	3,206.2
Operating Income	463.0	456.3	1,020.7	865.4
Other Income (Expenses)
Investment and other income, net	27.7	67.1	84.7	144.3
Interest expense	(22.9)	(15.9)	(42.2)	(45.6)
Investment and other income of consolidated investment products, net	3.0	111.2	107.7	202.3
Expenses of consolidated investment products	(4.6)	(5.2)	(8.8)	(15.6)
Other income, net	3.2	157.2	141.4	285.4
Income before taxes	466.2	613.5	1,162.1	1,150.8
Taxes on income	107.1	128.1	258.2	270.6
Net income	359.1	485.4	903.9	880.2
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(57.2)	12.0	(49.7)	30.7
Nonredeemable noncontrolling interests	66.7	91.6	150.8	122.4
Net Income Attributable to Franklin Resources, Inc.	$349.6	$381.8	$802.8	$727.1

Earnings per Share
Basic	$0.68	$0.74	$1.57	$1.42
Diluted	0.68	0.74	1.57	1.42

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Income	$359.1	$485.4	$903.9	$880.2
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(16.3)	(34.8)	(23.2)	58.7
Net unrealized gains on defined benefit plans, net of tax	5.3	1.0	0.2	0.4
Total other comprehensive income (loss)	(11.0)	(33.8)	(23.0)	59.1
Total comprehensive income	348.1	451.6	880.9	939.3
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(57.2)	12.0	(49.7)	30.7
Nonredeemable noncontrolling interests	66.7	91.6	150.8	122.4
Comprehensive Income Attributable to Franklin Resources, Inc.	$338.6	$348.0	$779.8	$786.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2022	September 30, 2021
Assets
Cash and cash equivalents	$4,411.6	$4,357.8
Receivables	1,370.7	1,428.2
Investments (including $589.3 and $588.3 at fair value at March 31, 2022 and September 30, 2021)	1,398.4	1,510.3
Assets of consolidated investment products
Cash and cash equivalents	603.1	289.4
Investments, at fair value	7,134.6	5,820.1
Property and equipment, net	744.0	770.0
Goodwill	4,718.2	4,457.7
Intangible assets, net	4,721.9	4,710.2
Operating lease right-of-use assets	398.3	448.4
Other	332.1	376.3
Total Assets	$25,832.9	$24,168.4

Liabilities
Compensation and benefits	$1,014.8	$1,179.3
Accounts payable and accrued expenses	504.7	479.3
Commissions	229.7	259.8
Income taxes	591.8	693.6
Debt	3,388.0	3,399.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	654.3	558.0
Debt	5,100.1	3,671.0
Deferred tax liabilities	252.3	311.7
Operating lease liabilities	462.6	518.4
Other	306.9	354.3
Total liabilities	12,505.2	11,424.8
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,138.1	933.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 500,374,393 and 501,807,677 shares issued and outstanding at March 31, 2022 and September 30, 2021	50.0	50.2
Retained earnings	11,891.3	11,550.8
Accumulated other comprehensive loss	(400.6)	(377.6)
Total Franklin Resources, Inc. stockholders’ equity	11,540.7	11,223.4
Nonredeemable noncontrolling interests	648.9	587.2
Total stockholders’ equity	12,189.6	11,810.6
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$25,832.9	$24,168.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2022	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				453.2		453.2	84.1	537.3
Other comprehensive loss					(12.0)	(12.0)		(12.0)
Dividends declared on common stock ($0.29 per share)				(148.9)		(148.9)		(148.9)
Repurchase of common stock	(0.7)	—	(58.8)	37.1		(21.7)		(21.7)
Issuance of common stock	1.4	0.1	47.6			47.7		47.7
Stock-based compensation			11.2			11.2		11.2
Net distributions and other							(27.8)	(27.8)
Balance at December 31, 2021	502.5	$50.3	$—	$11,892.2	$(389.6)	$11,552.9	$643.5	$12,196.4
Net income				349.6		349.6	66.7	416.3
Other comprehensive loss					(11.0)	(11.0)		(11.0)
Dividends declared on common stock ($0.29 per share)				(148.3)		(148.3)		(148.3)
Repurchase of common stock	(2.7)	(0.4)	(66.7)	(13.7)		(80.8)		(80.8)
Issuance of common stock	0.6	0.1	18.5			18.6		18.6
Stock-based compensation			48.2			48.2		48.2
Net distributions and other							(21.7)	(21.7)
Net deconsolidation of investment products							(39.6)	(39.6)
Adjustment to fair value of redeemable noncontrolling interests				(188.5)		(188.5)		(188.5)
Balance at March 31, 2022	500.4	$50.0	$—	$11,891.3	$(400.6)	$11,540.7	$648.9	$12,189.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2021	Shares	Amount
Balance at October 1, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$754.6	$10,869.1
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				345.3		345.3	30.8	376.1
Other comprehensive income					92.9	92.9		92.9
Dividends declared on common stock ($0.28 per share)				(144.0)		(144.0)		(144.0)
Repurchase of common stock	(2.1)	(0.2)	(39.9)	(5.5)		(45.6)		(45.6)
Issuance of common stock	12.5	1.2	32.5			33.7		33.7
Stock-based compensation			7.4			7.4		7.4
Net subscriptions and other							93.3	93.3
Balance at December 31, 2020	505.5	$50.5	$—	$10,665.1	$(314.7)	$10,400.9	$878.7	$11,279.6
Net income				381.8		381.8	91.6	473.4
Other comprehensive loss					(33.8)	(33.8)		(33.8)
Dividends declared on common stock ($0.28 per share)				(143.7)		(143.7)		(143.7)
Repurchase of common stock	(1.7)	(0.2)	(56.2)	10.6		(45.8)		(45.8)
Issuance of common stock	0.5	0.1	14.1			14.2		14.2
Stock-based compensation			42.1			42.1		42.1
Net subscriptions and other							16.5	16.5
Net deconsolidation of investment products							(31.6)	(31.6)
Adjustment to fair value of redeemable noncontrolling interests				(52.3)		(52.3)		(52.3)
Balance at March 31, 2021	504.3	$50.4	$—	$10,861.5	$(348.5)	$10,563.4	$955.2	$11,518.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2022	2021

Net Income	$903.9	$880.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	112.5	86.2
Amortization of deferred sales commissions	35.0	38.4
Depreciation and other amortization	42.7	44.8
Amortization of intangible assets	118.7	116.1
Net gains on investments	(2.7)	(51.5)
Income from investments in equity method investees	(51.7)	(84.4)
Net gains on investments of consolidated investment products	(62.6)	(140.5)
Net purchase of investments by consolidated investment products	(321.8)	(242.5)
Deferred income taxes	3.3	(16.0)
Other	10.0	(8.6)
Changes in operating assets and liabilities:
Increase in receivables and other assets	(121.6)	(112.7)
Decrease (increase) in investments, net	(21.3)	8.5
Decrease in accrued compensation and benefits	(162.2)	(12.5)
Increase (decrease) in commissions payable	(30.1)	11.3
Decrease in income taxes payable	(104.9)	(38.9)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(59.9)	45.6
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(16.8)	22.8
Net cash provided by operating activities	270.5	546.3
Purchase of investments	(375.9)	(368.5)
Liquidation of investments	726.0	207.8
Purchase of investments by consolidated collateralized loan obligations	(2,170.2)	(1,656.0)
Liquidation of investments by consolidated collateralized loan obligations	1,058.8	524.7
Decrease in loans receivable, net	—	42.7
Additions of property and equipment, net	(42.5)	(20.8)
Acquisitions, net of cash acquired	(372.3)	—
Payments of contingent consideration asset	12.6	10.6
Net consolidation (deconsolidation) of investment products	12.2	(18.4)
Net cash used in investing activities	(1,151.3)	(1,277.9)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2022	2021

Issuance of common stock	$13.6	$11.0
Dividends paid on common stock	(290.5)	(276.8)
Repurchase of common stock	(104.3)	(90.4)
Proceeds from issuance of debt	—	748.3
Payment of debt issuance costs	—	(6.7)
Payment on debt	—	(250.0)
Proceeds from debt of consolidated investment products	3,016.9	1,496.8
Payments on debt of consolidated investment products	(1,609.9)	(488.7)
Payments on contingent consideration liabilities	(4.1)	—
Noncontrolling interests	254.2	187.3
Net cash provided by financing activities	1,275.9	1,330.8
Effect of exchange rate changes on cash and cash equivalents	(27.6)	14.9
Increase in cash and cash equivalents	367.5	614.1
Cash and cash equivalents, beginning of period	4,647.2	3,989.8
Cash and Cash Equivalents, End of Period	$5,014.7	$4,603.9

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$350.1	$319.2
Cash paid for interest	54.7	62.8
Cash paid for interest by consolidated investment products	65.7	44.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“fiscal year 2021”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2022.
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
The impact of the error on the consolidated statement of cash flows for the six months ended March 31, 2021 is as follows:

(in millions)	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$505.4	$40.9	$546.3
Net cash used in investing activities	(773.0)	(504.9)	(1,277.9)
Net cash provided by financing activities	659.9	670.9	1,330.8

Note 2 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Franklin Resources, Inc.	$349.6	$381.8	$802.8	$727.1
Less: allocation of earnings to participating nonvested stock and stock unit awards	15.1	16.9	34.3	31.3
Net Income Available to Common Stockholders	$334.5	$364.9	$768.5	$695.8

Weighted-average shares outstanding – basic	490.0	490.5	489.9	490.8
Dilutive effect of nonparticipating nonvested stock unit awards	0.5	0.4	0.6	0.5
Weighted-Average Shares Outstanding – Diluted	490.5	490.9	490.5	491.3

Earnings per Share
Basic	$0.68	$0.74	$1.57	$1.42
Diluted	0.68	0.74	1.57	1.42
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and six months ended March 31, 2022 and 2021.
Note 3 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2022
Investment management fees	$1,202.1	$237.2	$89.5	$64.6	$55.8	$1,649.2
Sales and distribution fees	261.6	89.3	6.6	12.7	—	370.2
Shareholder servicing fees	42.1	9.3	0.3	—	0.5	52.2
Other	9.1	0.2	0.1	—	—	9.4
Total	$1,514.9	$336.0	$96.5	$77.3	$56.3	$2,081.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2022
Investment management fees	$2,486.1	$495.6	$171.3	$134.9	$121.8	$3,409.7
Sales and distribution fees	540.0	188.1	14.2	26.1	—	768.4
Shareholder servicing fees	78.9	19.4	0.7	0.1	0.8	99.9
Other	26.2	0.5	0.3	—	—	27.0
Total	$3,131.2	$703.6	$186.5	$161.1	$122.6	$4,305.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2021
Investment management fees	$1,091.0	$311.5	$83.6	$69.6	$42.7	$1,598.4
Sales and distribution fees	280.8	104.9	15.0	12.6	0.3	413.6
Shareholder servicing fees	43.6	10.1	2.0	—	—	55.7
Other	3.6	0.2	1.2	—	3.8	8.8
Total	$1,419.0	$426.7	$101.8	$82.2	$46.8	$2,076.5

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2021
Investment management fees	$2,203.1	$533.3	$162.3	$139.6	$100.5	$3,138.8
Sales and distribution fees	558.7	194.7	29.0	24.9	3.2	810.5
Shareholder servicing fees	81.6	15.9	3.9	0.1	3.6	105.1
Other	10.1	0.5	1.5	—	5.1	17.2
Total	$2,853.5	$744.4	$196.7	$164.6	$112.4	$4,071.6
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 79% and 80% of the Company’s total operating revenues for the three and six months ended March 31, 2022 and 82% and 81% for the three and six months ended March 31, 2021.
Note 4 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2022	September 30, 2021
Investments, at fair value
Sponsored funds and separate accounts	$351.7	$368.3
Investments related to long-term incentive plans	185.8	160.0
Other equity and debt investments	51.8	60.0
Total investments, at fair value	589.3	588.3
Investments in equity method investees	593.0	814.3
Other investments	216.1	107.7
Total	$1,398.4	$1,510.3
The Company recognized other-than-temporary impairment of $21.2 million in earnings during the six months ended March 31, 2022.

Note 5 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$220.4	$34.7	$21.9	$74.7	$351.7
Investments related to long-term incentive plans	185.8	—	—	—	185.8
Other equity and debt investments	3.6	17.0	—	31.2	51.8
Contingent consideration asset	—	—	17.1	—	17.1
Total Assets Measured at Fair Value	$409.8	$51.7	$39.0	$105.9	$606.4

Liabilities
Contingent consideration liabilities	$—	$—	$56.5	$—	$56.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$241.3	$18.4	$24.6	$84.0	$368.3
Investments related to long-term incentive plans	160.0	—	—	—	160.0
Other equity and debt investments	3.3	13.3	—	43.4	60.0
Contingent consideration asset	—	—	19.4	—	19.4
Total Assets Measured at Fair Value	$404.6	$31.7	$44.0	$127.4	$607.7

Liabilities
Contingent consideration liabilities	$—	$—	$42.4	$—	$42.4

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)	March 31, 2022	September 30, 2021
Nonredeemable investments[1]
Investments with unknown liquidation periods	$46.8	$46.6
Investments with known liquidation periods	32.2	53.9

Redeemable investments[2]	26.9	26.9

Unfunded commitments	51.7	51.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 4.2 years and 4.0 years at March 31, 2022 and September 30, 2021.
2Investments are redeemable on a monthly and quarterly basis.
Changes in the Level 3 assets and liabilities were as follows:

	2022			2021
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities
for the three months ended March 31,
Balance at beginning of period	$18.2	$15.5	$(56.7)	$17.8	$36.9	$(25.5)
Total realized and unrealized gains (losses)
Included in investment and other income, net	(1.8)	—	—	(0.1)	—	—
Included in general, administrative and other expense	—	10.3	—	—	—	—
Purchases	6.8	—	—	3.0	—	—
Sales	(1.3)	—	—	(1.2)	—	—
Settlements	—	(8.7)	0.1	—	(7.8)	—
Foreign exchange revaluation	—	—	0.1	—	—	0.2
Balance at End of Period	$21.9	$17.1	$(56.5)	$19.5	$29.1	$(25.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.2)	$10.3	$—	$(0.1)	$—	$—

	2022			2021
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities
for the six months ended March 31,
Balance at beginning of period	$24.6	$19.4	$(42.4)	$17.4	$39.7	$(25.3)
Acquisitions	—	—	(24.5)	—	—	—
Total realized and unrealized gains (losses)
Included in investment and other income, net	(1.6)	—	—	(0.2)	—	—
Included in general, administrative and other expense	—	10.3	1.1	—	—	—
Purchases	10.3	—	—	8.5	—	—
Sales	(6.3)	—	—	(5.5)	—	—
Settlements	(3.2)	(12.6)	9.1	(0.5)	(10.6)	—
Transfers out of Level 3	(1.9)	—	—	(0.2)	—	—
Foreign exchange revaluation	—	—	0.2	—	—	—
Balance at End of Period	$21.9	$17.1	$(56.5)	$19.5	$29.1	$(25.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.4)	$10.3	$1.3	$(0.2)	$—	$—
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2022		September 30, 2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$4,411.6	$4,411.6	$4,357.8	$4,357.8
Other investments
Time deposits	2	12.7	12.7	13.2	13.2
Equity securities	3	203.4	203.4	94.5	99.1

Financial Liability
Debt	2	$3,388.0	$3,121.9	$3,399.4	$3,434.1
Note 6 – Debt
On January 10, 2022, the Company entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364 day revolving credit facility with an aggregate commitment of $500.0 million. As of March 31, 2022, there were no amounts outstanding.
There were no other material changes to the Company’s debt during the six months ended March 31, 2022.

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 64 CIPs, including 13 CLOs, as of March 31, 2022 and 60 CIPs, including 10 CLOs, as of September 30, 2021.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2022	September 30, 2021
Assets
Cash and cash equivalents	$603.1	$289.4
Receivables	130.6	127.8
Investments, at fair value	7,134.6	5,820.1
Total Assets	$7,868.3	$6,237.3

Liabilities
Accounts payable and accrued expenses	$654.3	$558.0
Debt	5,100.1	3,671.0
Other liabilities	19.7	13.8
Total liabilities	5,774.1	4,242.8
Redeemable Noncontrolling Interests	625.3	622.5
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,017.4	1,000.7
Nonredeemable noncontrolling interests	451.5	371.3
Total stockholders’ equity	1,468.9	1,372.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$7,868.3	$6,237.3
The CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2022 and 2021.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2022
Assets
Cash and cash equivalents of CLOs	$438.3	$—	$—	$—	$438.3
Receivables of CLOs	—	58.8	—	—	58.8
Investments
Equity and debt securities	164.0	699.1	595.4	246.0	1,704.5
Loans	—	5,221.1	33.6	—	5,254.7
Real estate	—	—	175.4	—	175.4
Total Assets Measured at Fair Value	$602.3	$5,979.0	$804.4	$246.0	$7,631.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Cash and cash equivalents of CLOs	$145.4	$—	$—	$—	$145.4
Receivables of CLOs	—	84.0	—	—	84.0
Investments
Equity and debt securities	310.8	647.3	453.3	343.5	1,754.9
Loans	—	3,955.3	20.5	—	3,975.8
Real estate	—	—	89.4	—	89.4
Total Assets Measured at Fair Value	$456.2	$4,686.6	$563.2	$343.5	$6,049.5
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)	March 31, 2022	September 30, 2021
Nonredeemable investments[1]
Investments with known liquidation periods	$46.0	$141.4
Investments with unknown liquidation periods	12.0	—

Redeemable investments[2]	188.0	202.1

Unfunded commitments[3]	0.5	0.5
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 0.8 year at March 31, 2022 and 1.3 years at September 30, 2021.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $0.2 million based on its ownership percentage in the CIPs, at March 31, 2022 and September 30, 2021.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2022
Balance at January 1, 2022	$539.0	$98.9	$34.2	$672.1
Realized and unrealized gains (losses) included in investment and other income of consolidated investment products, net	78.0	5.7	(0.3)	83.4
Purchases	115.3	70.8	0.1	186.2
Sales and settlements	(81.9)	—	(0.4)	(82.3)
Deconsolidations	(55.0)	—	—	(55.0)
Balance at March 31, 2022	$595.4	$175.4	$33.6	$804.4
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2022	$73.6	$5.7	$(0.3)	$79.0

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2022
Balance at October 1, 2021	$453.3	$89.4	$20.5	$563.2
Realized and unrealized gains (losses) included in investment and other income of consolidated investment products, net	170.3	14.3	—	184.6
Purchases	133.5	71.7	14.1	219.3
Sales and settlements	(105.8)	—	(1.0)	(106.8)
Deconsolidations	(55.0)	—	—	(55.0)
Transfers into Level 3	0.1	—	—	0.1
Transfers out of Level 3	(1.0)	—	—	(1.0)
Balance at March 31, 2022	$595.4	$175.4	$33.6	$804.4
Change in unrealized gains included in net income relating to assets held at March 31, 2022	$166.1	$14.3	$—	$180.4

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2021
Balance at January 1, 2021	$356.0	$407.8	$23.5	$787.3
Realized and unrealized gains included in investment and other income of consolidated investment products, net	1.0	1.2	—	2.2
Purchases	7.5	21.2	—	28.7
Sales and settlements	(56.0)	—	(1.1)	(57.1)
Deconsolidations	(36.2)	—	—	(36.2)
Transfers into Level 3	1.2	—	—	1.2
Foreign exchange revaluation	(2.3)	(6.7)	—	(9.0)
Balance at March 31, 2021	$271.2	$423.5	$22.4	$717.1
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2021	$1.2	$1.2	$(0.1)	$2.3

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2021
Balance at October 1, 2020	$322.3	$339.2	$24.9	$686.4
Realized and unrealized gains included in investment and other income of consolidated investment products, net	20.1	2.7	—	22.8
Purchases	20.1	72.3	—	92.4
Sales and settlements	(57.0)	—	(2.5)	(59.5)
Deconsolidations	(36.2)	—	—	(36.2)
Transfers into Level 3	1.2	—	—	1.2
Foreign exchange revaluation	0.7	9.3	—	10.0
Balance at March 31, 2021	$271.2	$423.5	$22.4	$717.1
Change in unrealized gains included in net income relating to assets held at March 31, 2021	$19.7	$2.7	$0.1	$22.5

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$529.3	Market pricing	Private sale pricing	$0.39–$1,704.16 ($132.63) per share
	66.1	Market comparable companies	Enterprise value/ EBITDA multiple	14.7
			Discount for lack of marketability	25.0%
			Price-to-book value ratio	1.2

Real estate	175.4	Discounted cash flow	Discount rate	5.5%–6.3% (6.0%)
			Exit capitalization rate	4.5%–5.5% (4.9%)

(in millions)
as of September 30, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$301.1	Market pricing	Private sale pricing	$0.39-$100.00 ($19.34) per share
	102.3	Market comparable companies	Enterprise value/ EBITDA multiple	6.0–20.6 (13.7)
			Discount for lack of marketability	6.0%–25.5% (17.6%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price-to-book value ratio	0.7–1.8 (1.4)
			Control premium	20%
			Price-to-earnings ratio	28.8
	49.9	Discounted cash flow	Discount rate	3.3%–6.3% (4.3%)

Real estate	89.4	Discounted cash flow	Discount rate	5.8%–6.0% (5.9%)
			Exit capitalization rate	5.0%–5.3% (5.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of March 31, 2022, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of March 31, 2022, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2022		September 30, 2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$164.8	$164.8	$144.0	$144.0
Financial Liabilities
Debt of CLOs[1]	2 or 3	$5,029.6	$5,067.3	$3,634.1	$3,610.6
Other debt	3	70.5	66.1	36.9	36.6
__________________
1Substantially all was Level 2.

Debt
Debt of CIPs consisted of the following:

	March 31, 2022		September 30, 2021
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$5,029.6	1.86%	$3,634.1	2.11%
Other debt	70.5	2.52%	36.9	1.95%
Total	$5,100.1		$3,671.0
The debt of CLOs had fixed and floating interest rates ranging from 0.88% to 7.30% at March 31, 2022, and from 1.00% to 8.22% at September 30, 2021. The other debt had fixed and floating interest rates ranging from 1.72% to 6.00% at March 31, 2022, and from 1.63% to 2.42% at September 30, 2021. The floating rates were primarily based on LIBOR.
The contractual maturities for the debt of CIPs at March 31, 2022 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2022 (remainder of year)	$19.6
2023	—
2024	98.9
2025	—
2026	—
Thereafter	4,981.6
Total	$5,100.1
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	March 31, 2022	September 30, 2021
Unpaid principal balance	$5,235.2	$3,951.1
Difference between unpaid principal balance and fair value	9.5	20.9
Fair Value	$5,244.7	$3,972.0
Investments 90 days or more past due were immaterial at March 31, 2022. There were no investments 90 days or more past due at September 30, 2021.
The Company recognized $7.6 million and $12.9 million of net gains during the three and six months ended March 31, 2022 and $6.5 million and $7.4 million of net gains during the three and six months ended March 31, 2021, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $5,039.8 million and $3,629.9 million at March 31, 2022 and September 30, 2021.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2022			2021
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended March 31,
Balance at beginning of period	$662.5	$320.9	$983.4	$465.3	$150.3	$615.6
Net income (loss)	(69.6)	12.4	(57.2)	6.4	5.6	12.0
Net subscriptions (distributions) and other	148.3	(9.0)	139.3	109.8	(2.4)	107.4
Net consolidations (deconsolidations)	(115.9)	—	(115.9)	28.4	—	28.4
Adjustment to fair value	—	188.5	188.5	—	52.3	52.3
Balance at End of Period	$625.3	$512.8	$1,138.1	$609.9	$205.8	$815.7

(in millions)	2022			2021
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the six months ended March 31,
Balance at beginning of period	$622.5	$310.5	$933.0	$397.3	$144.6	$541.9
Net income (loss)	(74.4)	24.7	(49.7)	19.4	11.3	30.7
Net subscriptions (distributions) and other	314.6	(10.9)	303.7	79.9	(2.4)	77.5
Net consolidations (deconsolidations)	(237.4)	—	(237.4)	113.3	—	113.3
Adjustment to fair value	—	188.5	188.5	—	52.3	52.3
Balance at End of Period	$625.3	$512.8	$1,138.1	$609.9	$205.8	$815.7

Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	March 31, 2022	September 30, 2021
Investments	$535.0	$639.2
Receivables	153.4	172.1
Total	$688.4	$811.3
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during the six months ended March 31, 2022. During the fiscal year ended September 30, 2020, the Company authorized loans to certain sponsored funds in India that experienced increased liquidity risks and redemptions. The loans were fully repaid by March 31, 2021. See Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for further information.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the six months ended March 31, 2022, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2021. As of March 31, 2022, the amount reported as distributed to Fund unitholders is approximately $3.5 billion.

Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2022 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of March 31, 2022.
Other Commitments and Contingencies
At March 31, 2022, there were no material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2021.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2022
Nonvested balance at October 1, 2021	14,176	3,658	17,834	$22.27
Granted	4,465	227	4,692	34.89
Vested	(1,834)	(98)	(1,932)	25.26
Forfeited/canceled	(301)	(166)	(467)	25.48
Nonvested Balance at March 31, 2022	16,506	3,621	20,127	$24.54
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $331.8 million at March 31, 2022. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.
Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Dividend and interest income	$5.1	$3.9	$11.2	$9.0
Gains (losses) on investments, net	(23.1)	10.2	2.7	58.9
Income from investments in equity method investees	27.0	45.9	51.7	84.4
Gains (losses) on derivatives, net	6.7	(6.1)	(2.3)	(16.1)
Rental income	8.6	7.8	18.3	15.5
Foreign currency exchange gains (losses), net	5.8	6.5	9.7	(10.0)
Other, net	(2.4)	(1.1)	(6.6)	2.6
Investment and other income, net	$27.7	$67.1	$84.7	$144.3

Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at March 31, 2022 and 2021 were $(29.2) million and $(34.5) million for the three and six months ended March 31, 2022, and $(2.6) million and $51.2 million for the three and six months ended March 31, 2021.
Note 13 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2022
Balance at January 1, 2022	$(377.4)	$(12.2)	$(389.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(17.4)	5.4	(12.0)
Reclassifications to compensation and benefits expense, net of tax	—	(0.1)	(0.1)
Reclassifications to net investment and other income, net of tax	1.1	—	1.1
Total other comprehensive income (loss)	(16.3)	5.3	(11.0)
Balance at March 31, 2022	$(393.7)	$(6.9)	$(400.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2022
Balance at October 1, 2021	$(370.5)	$(7.1)	$(377.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(24.3)	0.8	(23.5)
Reclassifications to compensation and benefits expense, net of tax	—	(0.6)	(0.6)
Reclassifications to net investment and other income, net of tax	1.1	—	1.1
Total other comprehensive income (loss)	(23.2)	0.2	(23.0)
Balance at March 31, 2022	$(393.7)	$(6.9)	$(400.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended March 31, 2021
Balance at January 1, 2021	$(306.1)	$(8.6)	$(314.7)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(35.6)	1.0	(34.6)
Reclassifications to net investment and other income, net of tax	0.8	—	0.8
Total other comprehensive income (loss)	(34.8)	1.0	(33.8)
Balance at March 31, 2021	$(340.9)	$(7.6)	$(348.5)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the six months ended March 31, 2021
Balance at October 1, 2020	$(399.6)	$(8.0)	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	57.8	0.4	58.2
Reclassifications to net investment and other income, net of tax	0.9	—	0.9
Total other comprehensive income	58.7	0.4	59.1
Balance at March 31, 2021	$(340.9)	$(7.6)	$(348.5)

Note 14 – Subsequent Event
On April 1, 2022, the Company acquired all of the outstanding ownership interests in Lexington Partners L.P. (“Lexington”) for cash consideration of $1.0 billion and additional payments totaling $750.0 million to be paid in cash over the next three years. In connection with the acquisition, the Company is granting a 25% ownership stake in Lexington and performance-based cash retention awards that both vest over approximately five years.

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
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements, including pandemic-related risks, market and volatility risks, investment performance and reputational risks, global operational risks, competition and distribution risks, third-party risks, technology and security risks, human capital risks, cash management risks, and legal and regulatory risks. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q, including those discussed under the heading “Risk Factors” below, and/or discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“fiscal year 2021”).
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. In addition to investment management, our services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, Lexington Partners®, LibertyShares®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

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
During our second fiscal quarter, global equity markets declined driven by concerns about the global economic impacts of the Russian invasion of Ukraine, rising inflation and central banks’ monetary policies, including expectations about the pace of future interest rate increases. The S&P 500 Index and MSCI World Index decreased 4.6% and 5.0% for the quarter, and increased 5.9% and 2.4% for the fiscal year to date. The global bond markets had negative returns, with the Bloomberg Global Aggregate Index decreasing 6.2% during the quarter and 6.8% for the fiscal year to date, as the Federal Reserve and other developed market central banks began increasing interest rates in an effort to combat inflation.
Our total AUM at March 31, 2022 was $1,477.5 billion, 3% lower than at September 30, 2021 and 1% lower than at March 31, 2021. Monthly average AUM (“average AUM”) for the three and six months ended March 31, 2022 increased 1% and 4% from the same periods in the prior fiscal year.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington Partners L.P. (“Lexington”), a leading global manager of secondary private equity and co-investment funds, for cash consideration of $1.0 billion and additional payments totaling $750.0 million to be paid in cash over the next three years. In connection with the acquisition, we are granting a 25% ownership stake in Lexington and performance-based cash retention awards that both vest over approximately five years. On December 31, 2021, we acquired all of the outstanding ownership interest in O’Shaughnessy Asset Management, LLC (“OSAM”), a leading quantitative asset management firm, for cash consideration paid of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed under the heading “Risk Factors” below and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2021.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2022	2021		2022	2021
Operating revenues	$2,081.0	$2,076.5	0%	$4,305.0	$4,071.6	6%
Operating income	463.0	456.3	1%	1,020.7	865.4	18%
Operating margin[1]	22.2%	22.0%		23.7%	21.3%

Net income attributable to Franklin Resources, Inc.	$349.6	$381.8	(8%)	$802.8	$727.1	10%
Diluted earnings per share	0.68	0.74	(8%)	1.57	1.42	11%

As adjusted (non-GAAP):[2]
Adjusted operating income	$576.6	$581.1	(1%)	$1,262.5	$1,131.0	12%
Adjusted operating margin	35.7%	38.0%		37.8%	37.6%

Adjusted net income	$491.6	$403.5	22%	$1,045.2	$776.9	35%
Adjusted diluted earnings per share	0.96	0.79	22%	2.04	1.51	35%
__________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	March 31, 2022	March 31, 2021	Percent Change
Fixed Income	$595.0	$642.3	(7%)
Equity	515.4	511.9	1%
Alternative	157.9	131.1	20%
Multi-Asset	151.9	148.2	2%
Cash Management	57.3	65.4	(12%)
Total	$1,477.5	$1,498.9	(1%)
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2022	2021		2022	2021
Fixed Income	$619.0	$658.6	(6%)	41%	44%
Equity	528.7	500.2	6%	35%	33%
Alternative	155.5	129.0	21%	10%	9%
Multi-Asset	151.5	143.4	6%	10%	10%
Cash Management	61.4	66.7	(8%)	4%	4%
Total	$1,516.1	$1,497.9	1%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2022	2021		2022	2021
Fixed Income	$629.0	$658.7	(5%)	41%	45%
Equity	535.5	475.0	13%	35%	32%
Alternative	152.2	125.9	21%	10%	9%
Multi-Asset	151.3	140.2	8%	10%	10%
Cash Management	61.0	67.2	(9%)	4%	4%
Total	$1,529.0	$1,467.0	4%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2022	2021		2022	2021
Beginning AUM	$1,578.1	$1,498.0	5%	$1,530.1	$1,418.9	8%
Long-term inflows	76.1	101.7	(25%)	183.1	197.8	(7%)
Long-term outflows	(87.8)	(105.9)	(17%)	(170.7)	(206.5)	(17%)
Long-term net flows	(11.7)	(4.2)	179%	12.4	(8.7)	NM
Cash management net flows	(7.1)	1.2	NM	(1.3)	(9.0)	(86%)
Total net flows	(18.8)	(3.0)	527%	11.1	(17.7)	NM
Acquisitions	—	—	NM	7.7	—	NM
Net market change, distributions and other	(81.8)	3.9	NM	(71.4)	97.7	NM
Ending AUM	$1,477.5	$1,498.9	(1%)	$1,477.5	$1,498.9	(1%)
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2022
AUM at January 1, 2022	$642.1	$563.4	$154.3	$154.0	$64.3	$1,578.1
Long-term inflows	33.3	29.8	4.6	8.4	—	76.1
Long-term outflows	(41.2)	(35.9)	(4.6)	(6.1)	—	(87.8)
Long-term net flows	(7.9)	(6.1)	—	2.3	—	(11.7)
Cash management net flows	—	—	—	—	(7.1)	(7.1)
Total net flows	(7.9)	(6.1)	—	2.3	(7.1)	(18.8)
Net market change, distributions and other	(39.2)	(41.9)	3.6	(4.4)	0.1	(81.8)
AUM at March 31, 2022	$595.0	$515.4	$157.9	$151.9	$57.3	$1,477.5
AUM decreased $100.6 billion or 6% during the three months ended March 31, 2022 due to $81.8 billion of net market change, distributions and other, $11.7 billion of long-term net outflows and $7.1 billion of cash management net outflows. Net market change, distributions and other primarily consists of $77.0 billion of market depreciation and $4.6 billion of long-term distributions. The market depreciation occurred primarily in the equity and fixed income asset classes.
AUM decreased $21.4 billion or 1%, as compared to the prior year period. Long-term inflows decreased 25% to $76.1 billion, driven by lower inflows in fixed income institutional separate accounts and equity and fixed income open-end funds. Long-term outflows decreased 17% to $87.8 billion driven by lower redemptions in fixed income institutional separate accounts related to a single fixed income institutional redemption of nearly $6 billion and $1.3 billion of outflows from our India credit funds that did not earn management fees, which are in the process of winding up.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2021
AUM at January 1, 2021	$669.9	$495.7	$127.1	$141.1	$64.2	$1,498.0
Long-term inflows	53.5	32.4	6.2	9.6	—	101.7
Long-term outflows	(56.1)	(38.0)	(3.3)	(8.5)	—	(105.9)
Long-term net flows	(2.6)	(5.6)	2.9	1.1	—	(4.2)
Cash management net flows	—	—	—	—	1.2	1.2
Total net flows	(2.6)	(5.6)	2.9	1.1	1.2	(3.0)
Net market change, distributions and other	(25.0)	21.8	1.1	6.0	—	3.9
AUM at March 31, 2021	$642.3	$511.9	$131.1	$148.2	$65.4	$1,498.9
AUM increased $0.9 billion during the three months ended March 31, 2021 due to $3.9 billion of net market change, distributions and other, and $1.2 billion of cash management net inflows, partially offset by $4.2 billion of long-term net outflows. Net market change, distributions and other consists of $12.7 billion of market appreciation, partially offset by a $4.8 billion decrease from foreign exchange revaluation and $4.0 billion of long-term distributions. The market appreciation occurred primarily in the equity and multi-asset asset classes, partially offset by depreciation in the fixed income asset class, and reflected positive returns in global equity markets and negative returns in fixed income markets. Long-term outflows included outflows of $8.6 billion from three institutional products, including a single fixed income institutional redemption of $5.9 billion, $2.7 billion from two equity funds, $2.7 billion from six fixed income funds, including $1.3 billion from five India credit funds that were non-management fee earning which are in the process of winding up and $1.7 billion from a multi-asset fund, partially offset by inflows of $3.0 billion in a multi-asset fund, $1.8 billion in a fixed income fund, $1.1 billion in an equity fund and $1.1 billion in an institutional separate account. Additionally, long-term outflows in the equity asset class included $2.1 billion of exchanges that are included as long-term inflows in the multi-asset asset class. The foreign exchange revaluation was primarily due to the strengthening of the U.S. dollar against the Japanese Yen, Euro and Brazilian Real.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2022
AUM at October 1, 2021	$650.3	$523.6	$145.2	$152.4	$58.6	$1,530.1
Long-term inflows	77.0	75.9	10.7	19.5	—	183.1
Long-term outflows	(76.8)	(69.3)	(7.7)	(16.9)	—	(170.7)
Long-term net flows	0.2	6.6	3.0	2.6	—	12.4
Cash management net flows	—	—	—	—	(1.3)	(1.3)
Total net flows	0.2	6.6	3.0	2.6	(1.3)	11.1
Acquisitions	—	4.6	0.8	2.3	—	7.7
Net market change, distributions and other	(55.5)	(19.4)	8.9	(5.4)	—	(71.4)
AUM at March 31, 2022	$595.0	$515.4	$157.9	$151.9	$57.3	$1,477.5
AUM decreased $52.6 billion or 3% during the six months ended March 31, 2022 due to $71.4 billion of net market change, distributions and other and $1.3 billion of cash management net outflows, partially offset by $12.4 billion of long-term net inflows and $7.7 billion from acquisitions. Net market change, distributions and other primarily consists of $35.2 billion of market depreciation, $34.7 billion of long-term distributions. The market depreciation occurred primarily in the fixed income and equity asset classes, partially offset by appreciation in the alternative asset class.
Long-term inflows decreased 7% to $183.1 billion, as compared to the prior-year period, driven by lower inflows in the equity and fixed income asset classes related to decreased sales in institutional separate accounts and open-end funds, partially offset by higher reinvested distributions in equity and multi-asset open-end funds. Long-term outflows decreased 17% to $170.7 billion due to lower outflows in fixed income institutional separate accounts.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2021
AUM at October 1, 2020	$656.9	$438.1	$122.1	$129.4	$72.4	$1,418.9
Long-term inflows	95.5	73.9	9.5	18.9	—	197.8
Long-term outflows	(104.0)	(78.2)	(6.2)	(18.1)	—	(206.5)
Long-term net flows	(8.5)	(4.3)	3.3	0.8	—	(8.7)
Cash management net flows	—	—	—	—	(9.0)	(9.0)
Total net flows	(8.5)	(4.3)	3.3	0.8	(9.0)	(17.7)
Net market change, distributions and other	(6.1)	78.1	5.7	18.0	2.0	97.7
AUM at March 31, 2021	$642.3	$511.9	$131.1	$148.2	$65.4	$1,498.9
AUM increased $80.0 billion or 6% during the six months ended March 31, 2021 due to $97.7 billion of net market change, distributions and other, partially offset by $9.0 billion of cash management net outflows and $8.7 billion of long-term net outflows. Net market change, distributions and other consists of $113.8 billion of market appreciation and a $3.4 billion increase from foreign exchange revaluation, partially offset by $19.5 billion of long-term distributions. The market appreciation occured primarily in the equity and multi-asset asset classes, and reflected positive returns in global equity markets. Long-term net outflows included outflows of $19.8 billion from eight institutional products, including a single fixed income institutional redemption of $5.9 billion, $7.1 billion from seven fixed income funds, including $1.3 billion from five India credit funds that were non-management fee earning which are in the process of winding up, $3.2 billion from two equity funds and $3.1 billion from a multi-asset fund, partially offset by inflows of $6.3 billion in two fixed income funds, $5.3 billion in two institutional separate accounts, $3.1 billion in a multi-asset fund and $2.4 billion in an equity fund. Additionally, long-term outflows in the equity asset class included $2.1 billion of exchanges that are included as long-term inflows in the multi-asset asset class. The foreign exchange revaluation was primarily due to weakening of the U.S. dollar against the Australian dollar, Canadian dollar and Pound Sterling, partially offset by strengthening of the U.S. dollar against the Japanese Yen.
AUM by sales region was as follows:

(in billions)	March 31, 2022	March 31, 2021	Percent Change
United States	$1,107.2	$1,100.5	1%
International
Asia-Pacific	148.3	164.5	(10%)
Europe, Middle East and Africa	143.4	150.1	(4%)
Americas, excl. U.S.	78.6	83.8	(6%)
Total international	370.3	398.4	(7%)
Total	$1,477.5	$1,498.9	(1%)

Investment Performance Overview
A key driver of our overall success is the long-term investment performance of our investment products. A measure of the performance of these products is the percentage of AUM exceeding peer group medians and benchmarks. We compare the relative performance of our mutual funds against peers, and of our strategy composites against benchmarks. More than half of our total mutual fund AUM exceeded the peer group median comparison for the 1-, 5- and 10-year periods and more than half of our total strategy composite AUM exceeded the benchmark for the 3-, 5- and 10-year periods.
The performance of our mutual fund products against peer group medians and of our strategy composites against benchmarks is presented in the table below.

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of March 31, 2022	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	38%	41%	60%	65%	42%	88%	90%	95%
Equity	48%	28%	54%	49%	25%	32%	37%	51%
Total AUM[3]	52%	43%	61%	63%	39%	65%	68%	77%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 41%, 41%, 40% and 38% of our total AUM as of March 31, 2022.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 68%, 68%, 67% and 63% of our total AUM as of March 31, 2022.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 11% and 10% of our total AUM at March 31, 2022.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of April 8, 2022, and are subject to revision.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2022	2021		2022	2021
Investment management fees	$1,649.2	$1,598.4	3%	$3,409.7	$3,138.8	9%
Sales and distribution fees	370.2	413.6	(10%)	768.4	810.5	(5%)
Shareholder servicing fees	52.2	55.7	(6%)	99.9	105.1	(5%)
Other	9.4	8.8	7%	27.0	17.2	57%
Total Operating Revenues	$2,081.0	$2,076.5	0%	$4,305.0	$4,071.6	6%

Investment Management Fees
Investment management fees increased $50.8 million and $270.9 million for the three and six months ended March 31, 2022 primarily due to higher performance fees and, for the six-month period, a 4% increase in average AUM. The increase in average AUM occurred primarily in the equity, alternative and multi-asset asset classes, partially offset by decreases in the fixed income asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) were 41.3 and 41.5 basis points for the three and six months ended March 31, 2022, and 42.1 and 41.7 basis points for the same periods in the prior fiscal year. The decreases were due to a shift in assets from higher-fee international sales regions to the lower-fee U.S. sales region.
Performance-based investment management fees were $105.1 million and $245.0 million for the three and six months ended March 31, 2022, and $45.3 million and $87.1 million for the same periods in the prior fiscal year, with the increase due to strong performance by our alternative specialist investment managers reflecting strong markets.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2022	2021		2022	2021
Asset-based fees	$296.1	$322.2	(8%)	$618.0	$639.2	(3%)
Sales-based fees	70.6	86.4	(18%)	143.2	160.0	(11%)
Contingent sales charges	3.5	5.0	(30%)	7.2	11.3	(36%)
Sales and Distribution Fees	$370.2	$413.6	(10%)	$768.4	$810.5	(5%)
Asset-based distribution fees decreased $26.1 million and $21.2 million for the three and six months ended March 31, 2022 primarily due to $13.4 million and $24.9 million from a higher mix of lower-fee assets and for the three-month period $9.8 million from a 3% decrease in the related average AUM.
Sales-based fees decreased $15.8 million and $16.8 million for the three and six months ended March 31, 2022 primarily due to $16.7 million and $19.8 million from lower commissionable sales, partially offset by $3.0 million from a higher mix of equity sales for the six-month period, which typically generate higher sales fees than fixed income products.
Other
Other revenue increased $9.8 million for the six months ended March 31, 2022 primarily due to an increase in real estate transaction fees earned by certain of our alternative asset managers.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2022	2021		2022	2021
Compensation and benefits	$752.5	$732.3	3%	$1,555.1	$1,457.8	7%
Sales, distribution and marketing	482.4	541.8	(11%)	992.5	1,048.3	(5%)
Information systems and technology	126.9	117.5	8%	250.7	234.0	7%
Occupancy	53.0	53.8	(1%)	109.3	109.5	0%
Amortization of intangible assets	60.4	57.9	4%	118.7	116.1	2%
General, administrative and other	142.8	116.9	22%	258.0	240.5	7%
Total Operating Expenses	$1,618.0	$1,620.2	0%	$3,284.3	$3,206.2	2%

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2022	2021		2022	2021
Salaries, wages and benefits	$358.2	$361.3	(1%)	$703.9	$719.0	(2%)
Incentive compensation	355.7	313.9	13%	769.9	630.8	22%
Acquisition-related retention	34.2	46.6	(27%)	74.2	90.1	(18%)
Special termination benefits	4.4	10.5	(58%)	7.1	17.9	(60%)
Compensation and Benefits Expenses	$752.5	$732.3	3%	$1,555.1	$1,457.8	7%
Salaries, wages and benefits decreased $15.1 million for the six months ended March 31, 2022 primarily due to a decrease of $14.0 million related to lower termination benefits in the current year.
Incentive compensation increased $41.8 million and $139.1 million for the three and six months ended March 31, 2022 primarily due to increases of $33.3 million and $83.4 million related to higher bonuses at the specialist investment managers due to higher revenue, $8.3 million and $28.5 million in stock and stock unit award amortization and $15.3 million related to bonus expense primarily due to stronger performance in the six-month period.
Acquisition-related retention expenses decreased $12.4 million and $15.9 million for the three and six months ended March 31, 2022.
Special termination benefits decreased $6.1 million and $10.8 million for the three and six months ended March 31, 2022 primarily due to workforce optimization initiatives related to the acquisition of Legg Mason, Inc. (“Legg Mason”) in the prior year periods.
We expect to incur additional acquisition-related retention expenses of approximately $130 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $240 million in the fiscal year ending September 30, 2023 and decreasing over the following two fiscal years by approximately $30 million and $70 million. At March 31, 2022, our global workforce had decreased to approximately 9,500 employees from approximately 11,100 at March 31, 2021.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2022	2021		2022	2021
Asset-based expenses	$396.2	$437.3	(9%)	$815.8	$851.6	(4%)
Sales-based expenses	69.6	85.1	(18%)	141.7	158.3	(10%)
Amortization of deferred sales commissions	16.6	19.4	(14%)	35.0	38.4	(9%)
Sales, Distribution and Marketing	$482.4	$541.8	(11%)	$992.5	$1,048.3	(5%)
Asset-based expenses decreased $41.1 million and $35.8 million for the three and six months ended March 31, 2022 primarily due to $11.9 million and $18.2 million from a higher mix of lower-fee assets and, for the three-month period, $15.4 million from a 4% decrease in related average AUM. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $15.5 million and $16.6 million for the three and six months ended March 31, 2022 substantially all due to lower commissionable sales.
Information Systems and Technology
Information systems and technology expenses increased $9.4 million and $16.7 million for the three and six months ended March 31, 2022 primarily due to higher costs incurred for consulting and software.

General, Administrative and Other

General, administrative and other operating expenses increased $25.9 million and $17.5 million for the three and six months ended March 31, 2022, primarily due to $15.7 million in non-recurring costs incurred in connection with the outsourcing of our global transfer agent functions, as well as increases of $11.4 million and $14.3 million in advertising and promotion expenses, largely related to our global brand campaign, offset in part by a $10.3 million credit adjustment to increase the fair value of a contingent consideration asset.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2022	2021		2022	2021
Investment and other income, net	$27.7	$67.1	(59%)	$84.7	$144.3	(41%)
Interest expense	(22.9)	(15.9)	44%	(42.2)	(45.6)	(7%)
Investment and other income of consolidated investment products, net	3.0	111.2	(97%)	107.7	202.3	(47%)
Expenses of consolidated investment products	(4.6)	(5.2)	(12%)	(8.8)	(15.6)	(44%)
Other Income, Net	$3.2	$157.2	(98%)	$141.4	$285.4	(50%)
Investment and other income, net decreased $39.4 million and $59.6 million for the three and six months ended March 31, 2022 primarily due to the impact of declines in market valuations amid global market volatility in the current year periods.
Income from equity method investees decreased $18.9 million and $32.7 million for the three and six months ended March 31, 2022, primarily due to losses in the three-month period, as compared to gains in the prior year, and lower income in the six-month period, largely related to various global equity and alternative funds. The decrease in both periods was partially offset by a $52.6 million gain recognized on the sale of our investment in Embark in the current year.
Investments held by the Company generated net losses of $23.1 million for the three-month period as compared to net gains of $10.2 million in the prior year, and for the six-month period generated net gains of $2.7 million as compared to net gains of $58.9 million in the prior year, primarily from assets invested for deferred compensation plans, separate accounts and nonconsolidated funds, partially offset in the six-month period by gains from investments measured at cost adjusted for observable price changes.
Net foreign currency exchange gains were $9.7 million for the six months ended March 31, 2022, as compared to net losses of $10.0 million for the six months ended March 31, 2021. The increase was primarily due to the impact of the strengthening of the U.S. dollar against the Euro on cash and cash equivalents denominated in U.S. dollars held in Europe.

Derivatives generated $6.7 million of gains and $2.3 million of losses for the three- and six-month periods ended March 31, 2022 as compared to losses of $6.1 million and $16.1 million in the prior year three- and six-month periods.
Interest expense increased $7.0 million for the three months ended March 31, 2022 and decreased $3.4 million for the six months ended March 31, 2022. The increase for the three-month period was primarily due to $3.0 million of interest expense recognized on the senior unsecured unsubordinated notes issued in August 2021 and a $3.0 million increase in interest recognized on tax reserves in the current year period. The decrease for the six-month period was primarily due to the redemptions in fiscal year 2021 of the junior notes issued by Legg Mason, partially offset by interest expense recognized on the senior unsecured unsubordinated notes issued in August 2021.
Investment and other income of consolidated investment products, net, decreased $108.2 million and $94.6 million for the three and six months ended March 31, 2022. Investments held by CIPs generated losses of $14.2 million in the three-month period, as compared to gains of $88.7 million in the prior year period, and for the six-month period generated gains of $74.5 million, as compared to gains of $149.6 million in the prior year period, largely related to losses on holdings of various equity funds and fixed income funds, partially offset by higher gains on holdings of various alternative funds. The three-month period included $17.2 million of dividend and interest income of CIPs, as compared to $22.5 million in the prior year period, and the six-month period included $33.2 million, as compared to $52.7 million in the prior year period.

Expenses of consolidated investments products decreased $6.8 million for the six months ended March 31, 2022, primarily due to lower expenses incurred by an alternative fund.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at March 31, 2022, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total Direct Portfolio
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$4,411.6	$—	$—	$—	$—	$4,411.6
Investments
Alternative	—	94.7	346.3	61.9	457.9	960.8
Equity	—	227.8	208.9	116.9	199.6	753.2
Fixed Income	—	226.7	24.1	37.3	280.6	568.7
Multi-Asset	—	40.1	13.7	—	84.6	138.4
Total investments	—	589.3	593.0	216.1	1,022.7	2,421.1
Total Cash and Cash Equivalents and Investments[2]	$4,411.6	$589.3	$593.0	$216.1	$1,022.7	$6,832.7

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $3,321.0 million used for operational activities, including investments in sponsored funds and other products, and $253.6 million necessary to comply with regulatory requirements.
TAXES ON INCOME

Our effective income tax rate was 23.0% and 22.2% for the three and six months ended March 31, 2022, as compared to 20.9% and 23.5% for the three and six months ended March 31, 2021. The rate increase for three-month period was primarily due to a decrease in net income attributable to noncontrolling interests and a decrease in foreign earnings. The rate decrease for the six-month period was primarily due to tax benefits from stock-based compensation and the release of tax reserves due to statute of limitation expiration partially offset by a decrease in net income from noncontrolling interests.
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
•Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration assets and liabilities.
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
•Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration assets and liabilities.
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
The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Operating income	$463.0	$456.3	$1,020.7	$865.4
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	17.2	5.8	25.5	11.5
Acquisition-related retention	34.2	46.6	74.2	90.1
Compensation and benefits expense from gains (losses) on deferred compensation and seed investments, net	(15.3)	0.2	(11.1)	14.3
Other acquisition-related expenses	12.7	3.8	27.4	15.7
Amortization of intangible assets	60.4	57.9	118.7	116.1
Special termination benefits	4.4	10.5	7.1	17.9
Adjusted operating income	$576.6	$581.1	$1,262.5	$1,131.0

Total operating revenues	$2,081.0	$2,076.5	$4,305.0	$4,071.6
Add (subtract):
Acquisition-related pass through performance fees	—	(9.3)	(0.4)	(25.3)
Sales and distribution fees	(370.2)	(413.6)	(768.4)	(810.5)
Allocation of investment management fees for sales, distribution and marketing expenses	(112.2)	(128.2)	(224.1)	(237.8)
Elimination of operating revenues upon consolidation of investment products[1]	17.2	5.8	25.5	11.5
Adjusted operating revenues	$1,615.8	$1,531.2	$3,337.6	$3,009.5

Operating margin	22.2%	22.0%	23.7%	21.3%
Adjusted operating margin	35.7%	38.0%	37.8%	37.6%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Franklin Resources, Inc.	$349.6	$381.8	$802.8	$727.1
Add (subtract):
Net (income) loss of consolidated investment products[1]	0.1	(6.3)	10.1	14.9
Acquisition-related retention	34.2	46.6	74.2	90.1
Other acquisition-related expenses	12.7	3.7	27.8	13.8
Amortization of intangible assets	60.4	57.9	118.7	116.1
Special termination benefits	4.4	10.5	7.1	17.9
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	2.8	(0.2)	2.5	(1.4)
Unrealized investment losses (gains)	70.3	(60.6)	72.1	(156.5)
Interest expense for amortization of debt premium	(6.3)	(16.9)	(12.6)	(22.9)
Net income tax expense of adjustments	(36.6)	(13.0)	(57.5)	(22.2)
Adjusted net income	$491.6	$403.5	$1,045.2	$776.9

Diluted earnings per share	$0.68	$0.74	$1.57	$1.42
Adjusted diluted earnings per share	0.96	0.79	2.04	1.51
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Elimination of operating revenues upon consolidation	$(17.2)	$(5.8)	$(25.5)	$(11.5)
Other income, net	9.9	95.6	82.4	115.9
Less: income (loss) attributable to noncontrolling interests	(7.2)	83.5	67.0	119.3
Net income (loss)	$(0.1)	$6.3	$(10.1)	$(14.9)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2022	2021
Operating cash flows	$270.5	$546.3
Investing cash flows	(1,151.3)	(1,277.9)
Financing cash flows	1,275.9	1,330.8
Net cash provided by operating activities decreased during the six months ended March 31, 2022 primarily due to payments of accrued compensation and benefits and decreases in accounts payable, accrued expenses and other liabilities as compared to increases in the prior year. Net cash used in investing activities decreased primarily due to net liquidations of our investments as compared net purchases in the prior year, partially offset by cash paid for acquisitions in the current year. Net cash provided by financing activities decreased primarily due to proceeds from the issuance of debt in the prior year, partially offset by higher net proceeds from the debt of CIPs, a prior-year debt payment and higher net subscriptions in CIPs by noncontrolling interests.
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

Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2022	September 30, 2021
Assets
Cash and cash equivalents	$4,303.7	$4,357.8
Receivables	1,240.1	1,300.4
Investments	809.6	1,042.2
Total Liquid Assets	$6,353.4	$6,700.4

Liability
Debt	$3,388.0	$3,399.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2022 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
On January 10, 2022, the Company entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364 day revolving credit facility with an aggregate commitment of $500.0 million. As of the time of this filing, there were no amounts outstanding.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At March 31, 2022, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,900.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,882.2 million. At March 31, 2022, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest payable semi-annually for senior notes, and have an aggregate carrying value, inclusive of unamortized premium and debt issuance costs, of $1,505.8 million at March 31, 2022. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at March 31, 2022.
At March 31, 2022, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.

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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.58 per share during the six months ended March 31, 2022 and $0.56 per share during the six months ended March 31, 2021. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and six months ended March 31, 2022, we repurchased 2.7 million and 3.4 million shares of our common stock at a cost of $80.8 million and $102.5 million. At March 31, 2022, 27.5 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and six months ended March 31, 2021, we repurchased 1.7 million and 3.8 million shares of our common stock at a cost of $45.8 million and $91.4 million.
We redeemed $122.6 million, net of investments, into our sponsored products during the six months ended March 31, 2022 and invested $171.9 million, net of redemptions, in the prior year period.
On April 1, 2021, we acquired all of the outstanding ownership interests in Lexington, a leading global manager of secondary private equity and co-investment funds, for cash consideration of approximately $1.0 billion, excluding future payments to be made subject to the attainment of certain performance measures. In connection with the acquisition, we are granting a 25% ownership stake in Lexington and performance-based cash retention awards that both vest over approximately five years. We paid the purchase price from our existing cash.
On December 31, 2021, we acquired all of the outstanding ownership interests in OSAM, a leading quantitative asset management firm, for cash consideration of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures. We paid the purchase price from our existing cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. During the fiscal year ended September 30, 2020, the Company authorized loans to certain sponsored funds in India that experienced increased liquidity risks and redemptions. The loans were fully repaid during the second quarter of fiscal year 2021. See Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for further information. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2022.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the Russian invasion of Ukraine and the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2022, we were the primary beneficiary of 55 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2021, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the six months ended March 31, 2022, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of March 31, 2022, Level 3 assets represented 10% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the six months ended March 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2022, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2021.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
The following Risk Factor disclosure supplements the discussion of our Risk Factors previously disclosed in our Annual Report on Form 10‑K for fiscal year 2021. The Risk Factors disclosed in our Annual Report on Form 10-K for fiscal year 2021 and the Risk Factor below could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
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
Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, war, insurrection or other business, social or political crises. For example, the Russian invasion of Ukraine, and the threat that Russia’s military aggression may expand beyond Ukraine, has significantly impacted the global economy and financial markets, which has had, and may continue to have, an adverse effect on our investment performance and flows in certain products. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters, public health crises, such as epidemics or pandemics, or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2022.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	469,554	$33.38	469,554	29,717,806
February 2022	754,482	30.44	754,482	28,963,324
March 2022	1,508,934	27.96	1,508,934	27,454,390
Total	2,732,970		2,732,970
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	May 3, 2022	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	May 3, 2022	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer