Form 10-Q
period 2022-06-30
FRANKLIN RESOURCES INC
filed 2022-07-28
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 21, 2022: 498,357,111.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Operating Revenues
Investment management fees	$1,636.1	$1,697.3	$5,045.8	$4,836.1
Sales and distribution fees	335.6	416.9	1,104.0	1,227.4
Shareholder servicing fees	46.9	50.5	146.8	155.6
Other	12.7	8.2	39.7	25.4
Total operating revenues	2,031.3	2,172.9	6,336.3	6,244.5
Operating Expenses
Compensation and benefits	766.7	771.4	2,321.8	2,229.2
Sales, distribution and marketing	440.3	531.0	1,432.8	1,579.3
Information systems and technology	125.9	121.8	376.6	355.8
Occupancy	53.8	54.6	163.1	164.1
Amortization of intangible assets	81.8	58.0	200.5	174.1
General, administrative and other	158.1	158.0	416.1	398.5
Total operating expenses	1,626.6	1,694.8	4,910.9	4,901.0
Operating Income	404.7	478.1	1,425.4	1,343.5
Other Income (Expenses)
Investment and other income, net	13.0	52.9	97.7	197.2
Interest expense	(28.9)	(25.7)	(71.1)	(71.3)
Investment and other income (losses) of consolidated investment products, net	(74.4)	61.0	33.3	263.3
Expenses of consolidated investment products	(1.3)	(10.9)	(10.1)	(26.5)
Other income (expenses), net	(91.6)	77.3	49.8	362.7
Income before taxes	313.1	555.4	1,475.2	1,706.2
Taxes on income	89.5	83.8	347.7	354.4
Net income	223.6	471.6	1,127.5	1,351.8
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(0.5)	33.7	(50.2)	64.4
Nonredeemable noncontrolling interests	(32.3)	(0.5)	118.5	121.9
Net Income Attributable to Franklin Resources, Inc.	$256.4	$438.4	$1,059.2	$1,165.5

Earnings per Share
Basic	$0.50	$0.86	$2.07	$2.27
Diluted	0.50	0.86	2.07	2.27

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Income	$223.6	$471.6	$1,127.5	$1,351.8
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(100.6)	22.6	(123.8)	81.3
Net unrealized gains (losses) on defined benefit plans, net of tax	(2.4)	(0.2)	(2.2)	0.2
Total other comprehensive income (loss)	(103.0)	22.4	(126.0)	81.5
Total comprehensive income	120.6	494.0	1,001.5	1,433.3
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(0.5)	33.7	(50.2)	64.4
Nonredeemable noncontrolling interests	(32.3)	(0.5)	118.5	121.9
Comprehensive Income Attributable to Franklin Resources, Inc.	$153.4	$460.8	$933.2	$1,247.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$3,806.3	$4,357.8
Receivables	1,414.8	1,428.2
Investments (including $660.8 and $588.3 at fair value at June 30, 2022 and September 30, 2021)	1,658.5	1,510.3
Assets of consolidated investment products
Cash and cash equivalents	672.4	289.4
Investments, at fair value	7,475.3	5,820.1
Property and equipment, net	759.1	770.0
Goodwill	5,807.1	4,457.7
Intangible assets, net	5,177.4	4,710.2
Operating lease right-of-use assets	486.8	448.4
Other	338.3	376.3
Total Assets	$27,596.0	$24,168.4

Liabilities
Compensation and benefits	$1,234.3	$1,179.3
Accounts payable and accrued expenses	541.7	479.3
Commissions	209.8	259.8
Income taxes	521.2	693.6
Debt	3,382.2	3,399.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	451.4	558.0
Debt	5,496.5	3,671.0
Deferred tax liabilities	290.9	311.7
Operating lease liabilities	555.3	518.4
Other	1,133.9	354.3
Total liabilities	13,817.2	11,424.8
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	1,493.7	933.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 498,356,132 and 501,807,677 shares issued and outstanding at June 30, 2022 and September 30, 2021	49.8	50.2
Retained earnings	11,997.5	11,550.8
Accumulated other comprehensive loss	(503.6)	(377.6)
Total Franklin Resources, Inc. stockholders’ equity	11,543.7	11,223.4
Nonredeemable noncontrolling interests	741.4	587.2
Total stockholders’ equity	12,285.1	11,810.6
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$27,596.0	$24,168.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2022	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				453.2		453.2	84.1	537.3
Other comprehensive loss					(12.0)	(12.0)		(12.0)
Dividends declared on common stock ($0.29 per share)				(148.9)		(148.9)		(148.9)
Repurchase of common stock	(0.7)	—	(58.8)	37.1		(21.7)		(21.7)
Issuance of common stock	1.4	0.1	47.6			47.7		47.7
Stock-based compensation			11.2			11.2		11.2
Net distributions and other							(27.8)	(27.8)
Balance at December 31, 2021	502.5	$50.3	$—	$11,892.2	$(389.6)	$11,552.9	$643.5	$12,196.4
Net income				349.6		349.6	66.7	416.3
Other comprehensive loss					(11.0)	(11.0)		(11.0)
Dividends declared on common stock ($0.29 per share)				(148.3)		(148.3)		(148.3)
Repurchase of common stock	(2.7)	(0.4)	(66.7)	(13.7)		(80.8)		(80.8)
Issuance of common stock	0.6	0.1	18.5			18.6		18.6
Stock-based compensation			48.2			48.2		48.2
Net distributions and other							(21.7)	(21.7)
Net deconsolidation of investment products							(39.6)	(39.6)
Adjustment to fair value of redeemable noncontrolling interests				(188.5)		(188.5)		(188.5)
Balance at March 31, 2022	500.4	$50.0	$—	$11,891.3	$(400.6)	$11,540.7	$648.9	$12,189.6
Net income (loss)				256.4		256.4	(32.3)	224.1
Other comprehensive loss					(103.0)	(103.0)		(103.0)
Dividends declared on common stock ($0.29 per share)				(147.7)		(147.7)		(147.7)
Repurchase of common stock	(2.0)	(0.2)	(48.3)	(2.5)		(51.0)		(51.0)
Issuance of common stock	—	—	1.8			1.8		1.8
Stock-based compensation			46.5			46.5		46.5
Net distributions and other							(24.8)	(24.8)
Net deconsolidation of investment products							(0.3)	(0.3)
Acquisition							149.9	149.9
Balance at June 30, 2022	498.4	$49.8	$—	$11,997.5	$(503.6)	$11,543.7	$741.4	$12,285.1
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
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2022	2021

Net Income	$1,127.5	$1,351.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	160.9	126.6
Amortization of deferred sales commissions	49.6	58.8
Depreciation and other amortization	68.8	70.9
Amortization of intangible assets	200.5	174.1
Net losses (gains) on investments	32.9	(67.7)
Income from investments in equity method investees	(51.6)	(123.8)
Net losses (gains) on investments of consolidated investment products	22.0	(176.1)
Net purchase of investments by consolidated investment products	(312.2)	(434.4)
Deferred income taxes	55.9	(42.3)
Other	33.0	12.3
Changes in operating assets and liabilities:
Increase in receivables and other assets	(97.3)	(115.2)
Decrease (increase) in investments, net	(33.2)	15.6
Increase (decrease) in accrued compensation and benefits	45.1	(88.9)
Increase (decrease) in commissions payable	(50.0)	14.2
Decrease in income taxes payable	(176.3)	(50.4)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	40.9	(1.7)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(26.2)	15.5
Net cash provided by operating activities	1,090.3	739.3
Purchase of investments	(676.5)	(624.8)
Liquidation of investments	872.0	383.7
Purchase of investments by consolidated collateralized loan obligations	(3,198.4)	(2,731.1)
Liquidation of investments by consolidated collateralized loan obligations	1,501.4	1,148.7
Decrease in loans receivable, net	—	42.7
Additions of property and equipment, net	(55.6)	(34.9)
Acquisitions, net of cash acquired	(1,354.7)	—
Payments of contingent consideration asset	20.9	15.6
Net consolidation (deconsolidation) of investment products	211.0	(135.9)
Net cash used in investing activities	(2,679.9)	(1,936.0)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2022	2021

Issuance of common stock	$13.6	$11.0
Dividends paid on common stock	(437.1)	(418.6)
Repurchase of common stock	(154.0)	(135.8)
Proceeds from issuance of debt	—	748.3
Payment of debt issuance costs	—	(6.7)
Payment on debt	—	(250.0)
Proceeds from debt of consolidated investment products	4,345.2	1,636.2
Payments on debt of consolidated investment products	(2,469.3)	(488.7)
Payments on contingent consideration liabilities	(4.1)	—
Noncontrolling interests	194.9	447.2
Net cash provided by financing activities	1,489.2	1,542.9
Effect of exchange rate changes on cash and cash equivalents	(68.1)	25.1
Increase (decrease) in cash and cash equivalents	(168.5)	371.3
Cash and cash equivalents, beginning of period	4,647.2	3,989.8
Cash and Cash Equivalents, End of Period	$4,478.7	$4,361.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$456.7	$434.6
Cash paid for interest	61.8	76.2
Cash paid for interest by consolidated investment products	107.0	75.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“fiscal year 2021”). Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2022.
Note 2 – Acquisitions
Lexington Partners L.P.

On April 1, 2022, the Company acquired all of the outstanding ownership interests in Lexington Partners L.P. (“Lexington”), a leading global manager of secondary private equity and co-investment funds, for cash consideration of $984.7 million paid at the time of close and deferred consideration of $750.0 million that has an acquisition-date fair value of $706.4 million. The consideration paid at close was funded from existing cash. In connection with the acquisition, the Company granted a 25% profits interest in Lexington and performance-based cash retention awards that both vest over approximately five years. The acquisition bolsters the Company’s alternative asset capabilities, complementing its existing strengths in real estate, private credit, and hedge fund strategies.

The preliminary allocation of estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed was as follows:

(in millions)	Estimated Fair Value
as of April 1, 2022
Goodwill	$1,105.3
Definite-lived intangible assets	552.0
Investments	163.0
Operating lease right-of-use assets	84.4
Other assets and liabilities, net	28.1
Operating lease liabilities	(91.8)
Nonredeemable noncontrolling interests	(149.9)
Total Identifiable Net Assets	$1,691.1

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is deductible for tax purposes. The definite-lived intangible assets relate to acquired investment management contracts and trade names, which are amortized over their estimated useful lives ranging from 6.0 years to 20.0 years. Amortization expense related to the definite-lived intangible assets was $21.3 million for the period ended June 30, 2022. These assets had a weighted-average remaining useful life of 7.3 years at June 30, 2022, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2022 (remainder of year)	$21.3
2023	85.3
2024	85.3
2025	85.3
2026	85.3
Thereafter	168.2
Total	$530.7

Costs incurred in connection with the acquisition were $16.3 million for the nine months ended June 30, 2022.

Lexington contributed $90.7 million of revenue and did not have a material impact to net income attributable to Franklin Resources, Inc. for the period ended June 30, 2022. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

O’Shaughnessy Asset Management, LLC

On December 31, 2021, the Company acquired all of the outstanding ownership interests in O’Shaughnessy Asset Management, LLC (“OSAM”), a leading quantitative asset management firm, for cash consideration paid of approximately $300.0 million, excluding future payments to be made subject to the attainment of certain performance measures. The acquisition resulted in $262.3 million of goodwill attributable to expected growth opportunities and synergies from the combined operations and is deductible for tax purposes.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Franklin Resources, Inc.	$256.4	$438.4	$1,059.2	$1,165.5
Less: allocation of earnings to participating nonvested stock and stock unit awards	11.2	19.4	45.6	50.6
Net Income Available to Common Stockholders	$245.2	$419.0	$1,013.6	$1,114.9

Weighted-average shares outstanding – basic	487.5	489.2	489.1	490.3
Dilutive effect of nonparticipating nonvested stock unit awards	0.4	0.7	0.6	0.6
Weighted-Average Shares Outstanding – Diluted	487.9	489.9	489.7	490.9

Earnings per Share
Basic	$0.50	$0.86	$2.07	$2.27
Diluted	0.50	0.86	2.07	2.27
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and nine months ended June 30, 2022 and 2021.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2022
Investment management fees	$1,234.7	$211.6	$71.2	$59.4	$59.2	$1,636.1
Sales and distribution fees	238.1	80.2	5.8	11.5	—	335.6
Shareholder servicing fees	37.5	8.5	0.4	0.1	0.4	46.9
Other	12.0	0.3	0.2	—	0.2	12.7
Total	$1,522.3	$300.6	$77.6	$71.0	$59.8	$2,031.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2022
Investment management fees	$3,720.8	$707.2	$242.5	$194.3	$181.0	$5,045.8
Sales and distribution fees	778.1	268.3	20.0	37.6	—	1,104.0
Shareholder servicing fees	116.4	27.9	1.1	0.2	1.2	146.8
Other	38.2	0.8	0.5	—	0.2	39.7
Total	$4,653.5	$1,004.2	$264.1	$232.1	$182.4	$6,336.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2021
Investment management fees	$1,213.0	$269.9	$85.7	$73.1	$55.6	$1,697.3
Sales and distribution fees	293.7	100.5	8.4	14.0	0.3	416.9
Shareholder servicing fees	38.3	10.1	2.0	0.1	—	50.5
Other	7.8	0.3	0.1	—	—	8.2
Total	$1,552.8	$380.8	$96.2	$87.2	$55.9	$2,172.9

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2021
Investment management fees	$3,416.1	$803.2	$248.0	$212.7	$156.1	$4,836.1
Sales and distribution fees	852.4	295.2	37.4	38.9	3.5	1,227.4
Shareholder servicing fees	119.9	26.0	5.9	0.2	3.6	155.6
Other	17.9	0.8	1.6	—	5.1	25.4
Total	$4,406.3	$1,125.2	$292.9	$251.8	$168.3	$6,244.5
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% and 81% of the Company’s total operating revenues for the three and nine months ended June 30, 2022 and 78% and 80% for the three and nine months ended June 30, 2021.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 8 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2022	September 30, 2021
Investments, at fair value
Sponsored funds and separate accounts	$463.5	$368.3
Investments related to long-term incentive plans	141.0	160.0
Other equity and debt investments	56.3	60.0
Total investments, at fair value	660.8	588.3
Investments in equity method investees	744.5	814.3
Other investments	253.2	107.7
Total	$1,658.5	$1,510.3
The Company recognized other-than-temporary impairment of $8.7 million and $29.9 million in earnings during the three and nine months ended June 30, 2022.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 8 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$334.2	$48.4	$19.2	$61.7	$463.5
Investments related to long-term incentive plans	141.0	—	—	—	141.0
Other equity and debt investments	3.2	19.5	—	33.6	56.3
Contingent consideration asset	—	—	8.8	—	8.8
Total Assets Measured at Fair Value	$478.4	$67.9	$28.0	$95.3	$669.6

Liabilities
Contingent consideration liabilities	$—	$—	$60.1	$—	$60.1

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$241.3	$18.4	$24.6	$84.0	$368.3
Investments related to long-term incentive plans	160.0	—	—	—	160.0
Other equity and debt investments	3.3	13.3	—	43.4	60.0
Contingent consideration asset	—	—	19.4	—	19.4
Total Assets Measured at Fair Value	$404.6	$31.7	$44.0	$127.4	$607.7

Liabilities
Contingent consideration liabilities	$—	$—	$42.4	$—	$42.4
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)	June 30, 2022	September 30, 2021
Nonredeemable investments[1]
Investments with unknown liquidation periods	$35.8	$46.6
Investments with known liquidation periods	33.9	53.9

Redeemable investments[2]	25.6	26.9

Unfunded commitments	51.4	51.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 3.6 years and 4.0 years at June 30, 2022 and September 30, 2021.
2Investments are redeemable on a monthly and quarterly basis.

Changes in the Level 3 assets and liabilities were as follows:

	2022			2021
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities
for the three months ended June 30,
Balance at beginning of period	$21.9	$17.1	$(56.5)	$19.5	$29.1	$(25.3)
Total realized and unrealized gains (losses)
Included in investment and other income, net	1.2	—	—	0.2	—	—
Included in general, administrative and other expense	—	—	(3.7)	—	—	—
Purchases	3.8	—	—	5.3	—	—
Sales	(1.6)	—	—	(0.3)	—	—
Settlements	(1.1)	(8.3)	—	—	(5.0)	—
Consolidation of investment product	(5.0)	—	—	—	—	—
Foreign exchange revaluation	—	—	0.1	—	—	—
Balance at End of Period	$19.2	$8.8	$(60.1)	$24.7	$24.1	$(25.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.3)	$—	$(3.7)	$0.2	$—	$—

	2022			2021
(in millions)	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities	Investments	Contingent Consideration Asset	Contingent Consideration Liabilities
for the nine months ended June 30,
Balance at beginning of period	$24.6	$19.4	$(42.4)	$17.4	$39.7	$(25.3)
Acquisitions	—	—	(24.5)	—	—	—
Total realized and unrealized gains (losses)
Included in investment and other income, net	(0.4)	—	—	—	—	—
Included in general, administrative and other expense	—	10.3	(2.6)	—	—	—
Purchases	14.1	—	—	13.8	—	—
Sales	(7.9)	—	—	(5.8)	—	—
Settlements	(4.3)	(20.9)	9.1	(0.5)	(15.6)	—
Consolidation of investment product	(5.0)	—	—	—	—	—
Transfers out of Level 3	(1.9)	—	—	(0.2)	—	—
Foreign exchange revaluation	—	—	0.3	—	—	—
Balance at End of Period	$19.2	$8.8	$(60.1)	$24.7	$24.1	$(25.3)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at end of period	$(0.7)	$10.3	$(2.4)	$—	$—	$—

Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2022		September 30, 2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,806.3	$3,806.3	$4,357.8	$4,357.8
Other investments
Time deposits	2	10.8	10.8	13.2	13.2
Equity securities	3	242.4	242.4	94.5	99.1

Financial Liability
Debt	2	$3,382.2	$2,878.6	$3,399.4	$3,434.1
Note 7 – Debt
On January 10, 2022, the Company entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364 day revolving credit facility with an aggregate commitment of $500.0 million. As of June 30, 2022, there were no amounts outstanding.
There were no other material changes to the Company’s debt during the nine months ended June 30, 2022.
Note 8 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 58 CIPs, including 14 CLOs, as of June 30, 2022 and 60 CIPs, including 10 CLOs, as of September 30, 2021.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$672.4	$289.4
Receivables	178.8	127.8
Investments, at fair value	7,475.3	5,820.1
Total Assets	$8,326.5	$6,237.3

Liabilities
Accounts payable and accrued expenses	$451.4	$558.0
Debt	5,496.5	3,671.0
Other liabilities	22.5	13.8
Total liabilities	5,970.4	4,242.8
Redeemable Noncontrolling Interests	994.5	622.5
Stockholders’ Equity
Franklin Resources, Inc.’s interests	957.7	1,000.7
Nonredeemable noncontrolling interests	403.9	371.3
Total stockholders’ equity	1,361.6	1,372.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$8,326.5	$6,237.3
The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2022 and 2021.

The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2022
Assets
Cash and cash equivalents of CLOs	$299.5	$—	$—	$—	$299.5
Receivables of CLOs	—	105.0	—	—	105.0
Investments
Equity and debt securities	79.5	875.2	557.0	217.7	1,729.4
Loans	—	5,467.8	37.6	—	5,505.4
Real estate	—	—	240.5	—	240.5
Total Assets Measured at Fair Value	$379.0	$6,448.0	$835.1	$217.7	$7,879.8

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Cash and cash equivalents of CLOs	$145.4	$—	$—	$—	$145.4
Receivables of CLOs	—	84.0	—	—	84.0
Investments
Equity and debt securities	310.8	647.3	453.3	343.5	1,754.9
Loans	—	3,955.3	20.5	—	3,975.8
Real estate	—	—	89.4	—	89.4
Total Assets Measured at Fair Value	$456.2	$4,686.6	$563.2	$343.5	$6,049.5
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, nonredeemable private equity funds and a redeemable U.S. equity fund. These investments were as follows:

(in millions)	June 30, 2022	September 30, 2021
Nonredeemable investments[1]
Investments with known liquidation periods	$38.2	$141.4
Investments with unknown liquidation periods	12.2	—

Redeemable investments[2]	167.3	202.1

Unfunded commitments[3]	0.2	0.5
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 0.5 year at June 30, 2022 and 1.3 years at September 30, 2021.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $0.1 million and $0.2 million based on its ownership percentage in the CIPs, at June 30, 2022 and September 30, 2021.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2022
Balance at April 1, 2022	$595.4	$175.4	$33.6	$804.4
Realized and unrealized gains (losses) included in investment and other income (losses) of consolidated investment products, net	(31.7)	4.1	0.2	(27.4)
Purchases	6.5	61.0	(0.1)	67.4
Sales and settlements	(13.1)	—	(0.1)	(13.2)
Deconsolidations	—	—	(1.7)	(1.7)
Transfers into Level 3	—	—	5.7	5.7
Transfers out of Level 3	(0.1)	—	—	(0.1)
Balance at June 30, 2022	$557.0	$240.5	$37.6	$835.1
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$(32.2)	$4.1	$0.2	$(27.9)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2022
Balance at October 1, 2021	$453.3	$89.4	$20.5	$563.2
Realized and unrealized gains (losses) included in investment and other income (losses) of consolidated investment products, net	138.6	18.4	0.2	157.2
Purchases	140.0	132.7	14.0	286.7
Sales and settlements	(118.9)	—	(1.1)	(120.0)
Deconsolidations	(55.0)	—	(1.7)	(56.7)
Transfers into Level 3	0.1	—	5.7	5.8
Transfers out of Level 3	(1.1)	—	—	(1.1)
Balance at June 30, 2022	$557.0	$240.5	$37.6	$835.1
Change in unrealized gains included in net income relating to assets held at June 30, 2022	$126.6	$18.4	$—	$145.0

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2021
Balance at April 1, 2021	$271.2	$423.5	$22.4	$717.1
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	6.2	2.4	0.2	8.8
Purchases	14.0	44.2	—	58.2
Sales and settlements	(2.4)	—	(1.2)	(3.6)
Deconsolidations	—	(448.8)	—	(448.8)
Transfers into Level 3	0.9	—	—	0.9
Transfers out of Level 3	(1.0)	—	—	(1.0)
Foreign exchange revaluation	—	1.2	—	1.2
Balance at June 30, 2021	$288.9	$22.5	$21.4	$332.8
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2021	$6.2	$(0.5)	$0.2	$5.9

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2021
Balance at October 1, 2020	$322.3	$339.2	$24.9	$686.4
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	26.3	5.1	0.2	31.6
Purchases	34.1	116.5	—	150.6
Sales and settlements	(59.4)	—	(3.7)	(63.1)
Deconsolidations	(36.2)	(448.8)	—	(485.0)
Transfers into Level 3	2.1	—	—	2.1
Transfers out of Level 3	(1.0)	—	—	(1.0)
Foreign exchange revaluation	0.7	10.5	—	11.2
Balance at June 30, 2021	$288.9	$22.5	$21.4	$332.8
Change in unrealized gains included in net income relating to assets held at June 30, 2021	$25.9	$2.2	$0.3	$28.4
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$492.7	Market pricing	Private sale pricing	$0.39–$789.78 ($45.27) per share
	64.3	Market comparable companies	Enterprise value/ EBITDA multiple	14.7
			Discount for lack of marketability	14.6%–25.0% (19.4%)
			Price-to-book value ratio	1.2

Real estate	240.5	Discounted cash flow	Discount rate	5.5%–6.3% (6.0%)
			Exit capitalization rate	4.5%–5.5% (4.9%)

(in millions)
as of September 30, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$301.1	Market pricing	Private sale pricing	$0.39-$100.00 ($19.34) per share
	102.3	Market comparable companies	Enterprise value/ EBITDA multiple	6.0–20.6 (13.7)
			Discount for lack of marketability	6.0%–25.5% (17.6%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price-to-book value ratio	0.7–1.8 (1.4)
			Control premium	20%
			Price-to-earnings ratio	28.8
	49.9	Discounted cash flow	Discount rate	3.3%–6.3% (4.3%)

Real estate	89.4	Discounted cash flow	Discount rate	5.8%–6.0% (5.9%)
			Exit capitalization rate	5.0%–5.3% (5.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of June 30, 2022, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of June 30, 2022, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2022		September 30, 2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$372.9	$372.9	$144.0	$144.0
Receivables of CLOs	2	16.7	16.7	—	—
Financial Liabilities
Debt of CLOs[1]	2 or 3	$5,396.8	$5,437.8	$3,634.1	$3,610.6
Other debt	3	99.7	92.9	36.9	36.6
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	June 30, 2022		September 30, 2021
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$5,396.8	2.03%	$3,634.1	2.11%
Other debt	99.7	3.73%	36.9	1.95%
Total	$5,496.5		$3,671.0
The debt of CLOs had fixed and floating interest rates ranging from 1.00% to 8.27% at June 30, 2022, and from 1.00% to 8.22% at September 30, 2021. The other debt had fixed and floating interest rates ranging from 3.31% to 6.00% at June 30, 2022, and from 1.63% to 2.42% at September 30, 2021. The floating rates were primarily based on LIBOR.
The contractual maturities for the debt of CIPs at June 30, 2022 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2022 (remainder of year)	$99.4
2023	21.9
2024	84.2
2025	—
2026	—
Thereafter	5,291.0
Total	$5,496.5
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	June 30, 2022	September 30, 2021
Unpaid principal balance	$5,549.5	$3,951.1
Difference between unpaid principal balance and fair value	(46.9)	20.9
Fair Value	$5,502.6	$3,972.0
There were no investments 90 days or more past due at June 30, 2022 and September 30, 2021.

The Company recognized $4.9 million and $17.8 million of net gains during the three and nine months ended June 30, 2022 and $1.1 million and $8.5 million of net gains during the three and nine months ended June 30, 2021, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $5,463.1 million and $3,629.9 million at June 30, 2022 and September 30, 2021.
Note 9 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2022			2021
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended June 30,
Balance at beginning of period	$625.3	$512.8	$1,138.1	$609.9	$205.8	$815.7
Net income (loss)	(16.5)	16.0	(0.5)	23.5	10.2	33.7
Net subscriptions (distributions) and other	5.4	(29.6)	(24.2)	190.1	(18.1)	172.0
Net consolidations	380.3	—	380.3	31.3	—	31.3
Balance at End of Period	$994.5	$499.2	$1,493.7	$854.8	$197.9	$1,052.7

(in millions)	2022			2021
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the nine months ended June 30,
Balance at beginning of period	$622.5	$310.5	$933.0	$397.3	$144.6	$541.9
Net income (loss)	(90.9)	40.7	(50.2)	42.9	21.5	64.4
Net subscriptions (distributions) and other	320.0	(40.5)	279.5	270.0	(20.5)	249.5
Net consolidations	142.9	—	142.9	144.6	—	144.6
Adjustment to fair value	—	188.5	188.5	—	52.3	52.3
Balance at End of Period	$994.5	$499.2	$1,493.7	$854.8	$197.9	$1,052.7

Note 10 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	June 30, 2022	September 30, 2021
Investments	$728.7	$639.2
Receivables	175.9	172.1
Total	$904.6	$811.3
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the nine months ended June 30, 2022. During the fiscal year ended September 30, 2020, the Company authorized loans to certain sponsored funds in India that experienced increased liquidity risks and redemptions. The loans were fully repaid by March 31, 2021. See Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for further information.

Note 11 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the nine months ended June 30, 2022, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2021. As of June 30, 2022, the amount reported as distributed to Fund unitholders is approximately $3.5 billion.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2022 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service in those positions. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of June 30, 2022.
Other Commitments and Contingencies
At June 30, 2022, there were no material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2021.
Note 12 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2022
Nonvested balance at October 1, 2021	14,176	3,658	17,834	$22.27
Granted	4,713	227	4,940	34.36
Vested	(1,891)	(98)	(1,989)	25.43
Forfeited/canceled	(435)	(188)	(623)	26.20
Nonvested Balance at June 30, 2022	16,563	3,599	20,162	$24.48
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $286.4 million at June 30, 2022. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

Note 13 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Dividend and interest income	$6.3	$3.4	$17.5	$12.4
Gains (losses) on investments, net	(35.6)	17.3	(32.9)	76.2
Income (losses) from investments in equity method investees	(0.1)	39.4	51.6	123.8
Gains (losses) on derivatives, net	17.5	(9.1)	15.2	(25.2)
Rental income	9.6	7.2	27.9	22.7
Foreign currency exchange gains (losses), net	14.5	(7.2)	24.2	(17.2)
Other, net	0.8	1.9	(5.8)	4.5
Investment and other income, net	$13.0	$52.9	$97.7	$197.2
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at June 30, 2022 and 2021 were $(50.3) million and $(79.1) million for the three and nine months ended June 30, 2022, and $(0.2) million and $27.2 million for the three and nine months ended June 30, 2021.
Note 14 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2022
Balance at April 1, 2022	$(393.7)	$(6.9)	$(400.6)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(101.5)	(2.4)	(103.9)
Reclassifications to net investment and other income, net of tax	0.9	—	0.9
Total other comprehensive loss	(100.6)	(2.4)	(103.0)
Balance at June 30, 2022	$(494.3)	$(9.3)	$(503.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2022
Balance at October 1, 2021	$(370.5)	$(7.1)	$(377.6)
Other comprehensive loss
Other comprehensive loss before reclassifications, net of tax	(125.8)	(1.6)	(127.4)
Reclassifications to compensation and benefits expense, net of tax	—	(0.6)	(0.6)
Reclassifications to net investment and other income, net of tax	2.0	—	2.0
Total other comprehensive loss	(123.8)	(2.2)	(126.0)
Balance at June 30, 2022	$(494.3)	$(9.3)	$(503.6)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the three months ended June 30, 2021
Balance at April 1, 2021	$(340.9)	$(7.6)	$(348.5)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	21.5	(0.2)	21.3
Reclassifications to net investment and other income, net of tax	1.1	—	1.1
Total other comprehensive income (loss)	22.6	(0.2)	22.4
Balance at June 30, 2021	$(318.3)	$(7.8)	$(326.1)

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Total
for the nine months ended June 30, 2021
Balance at October 1, 2020	$(399.6)	$(8.0)	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	79.3	0.2	79.5
Reclassifications to net investment and other income, net of tax	2.0	—	2.0
Total other comprehensive income	81.3	0.2	81.5
Balance at June 30, 2021	$(318.3)	$(7.8)	$(326.1)

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
During our third fiscal quarter, global equity markets remained challenged amid continued concerns about further interest rate increases, the global economic growth outlook and the risk of a recession. The S&P 500 Index and MSCI World Index each decreased 16.1% for the quarter, and decreased 11.1% and 14.0% for the fiscal year to date. The global bond markets had negative returns, with the Bloomberg Global Aggregate Index decreasing 8.3% during the quarter and 14.5% for the fiscal year to date, as the Federal Reserve and other developed market central banks continued to increase interest rates in an effort to combat inflation.
Our total AUM at June 30, 2022 was $1,379.8 billion, 10% lower than at September 30, 2021 and 11% lower than at June 30, 2021. Monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2022 decreased 6% and increased 1% from the same periods in the prior fiscal year.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington Partners L.P. (“Lexington”), a leading global manager of secondary private equity and co-investment funds, for cash consideration of $1.0 billion and additional payments totaling $750.0 million to be paid in cash over the next three years. In connection with the acquisition, we granted a 25% ownership stake in Lexington and performance-based cash retention awards that both vest over approximately five years. On December 31, 2021, we acquired all of the outstanding ownership interest in O’Shaughnessy Asset Management, LLC (“OSAM”), a leading quantitative asset management firm, for cash consideration paid of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2022	2021		2022	2021
Operating revenues	$2,031.3	$2,172.9	(7%)	$6,336.3	$6,244.5	1%
Operating income	404.7	478.1	(15%)	1,425.4	1,343.5	6%
Operating margin[1]	19.9%	22.0%		22.5%	21.5%

Net income attributable to Franklin Resources, Inc.	$256.4	$438.4	(42%)	$1,059.2	$1,165.5	(9%)
Diluted earnings per share	0.50	0.86	(42%)	2.07	2.27	(9%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$566.9	$601.2	(6%)	$1,829.4	$1,732.2	6%
Adjusted operating margin	35.3%	36.5%		37.0%	37.2%

Adjusted net income	$416.0	$493.7	(16%)	$1,461.2	$1,270.6	15%
Adjusted diluted earnings per share	0.82	0.96	(15%)	2.86	2.48	15%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	June 30, 2022	June 30, 2021	Percent Change
Fixed Income	$536.3	$658.1	(19%)
Equity	424.9	536.9	(21%)
Alternative	224.8	140.8	60%
Multi-Asset	136.2	153.0	(11%)
Cash Management	57.6	63.3	(9%)
Total	$1,379.8	$1,552.1	(11%)
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2022	2021		2022	2021
Fixed Income	$563.4	$651.5	(14%)	39%	42%
Equity	467.8	529.0	(12%)	33%	35%
Alternative	205.4	135.3	52%	14%	9%
Multi-Asset	144.4	152.0	(5%)	10%	10%
Cash Management	58.8	63.2	(7%)	4%	4%
Total	$1,439.8	$1,531.0	(6%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2022	2021		2022	2021
Fixed Income	$606.2	$657.5	(8%)	40%	44%
Equity	510.4	492.9	4%	34%	33%
Alternative	172.9	129.1	34%	12%	9%
Multi-Asset	148.4	144.1	3%	10%	10%
Cash Management	60.5	65.8	(8%)	4%	4%
Total	$1,498.4	$1,489.4	1%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Beginning AUM	$1,477.5	$1,498.9	(1%)	$1,530.1	$1,418.9	8%
Long-term inflows	77.4	83.7	(8%)	260.5	281.5	(7%)
Long-term outflows	(97.2)	(90.3)	8%	(267.9)	(296.8)	(10%)
Long-term net flows	(19.8)	(6.6)	200%	(7.4)	(15.3)	(52%)
Cash management net flows	0.4	(2.2)	NM	(0.9)	(11.2)	(92%)
Total net flows	(19.4)	(8.8)	120%	(8.3)	(26.5)	(69%)
Acquisitions	57.2	—	NM	64.9	—	NM
Net market change, distributions and other	(135.5)	62.0	NM	(206.9)	159.7	NM
Ending AUM	$1,379.8	$1,552.1	(11%)	$1,379.8	$1,552.1	(11%)
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2022
AUM at April 1, 2022	$595.0	$515.4	$157.9	$151.9	$57.3	$1,477.5
Long-term inflows	35.2	24.5	5.9	11.8	—	77.4
Long-term outflows	(49.5)	(33.7)	(3.8)	(10.2)	—	(97.2)
Long-term net flows	(14.3)	(9.2)	2.1	1.6	—	(19.8)
Cash management net flows	—	—	—	—	0.4	0.4
Total net flows	(14.3)	(9.2)	2.1	1.6	0.4	(19.4)
Acquisition	—	—	57.2	—	—	57.2
Net market change, distributions and other	(44.4)	(81.3)	7.6	(17.3)	(0.1)	(135.5)
AUM at June 30, 2022	$536.3	$424.9	$224.8	$136.2	$57.6	$1,379.8
AUM decreased $97.7 billion, or 7%, during the three months ended June 30, 2022 due to the negative impact of $135.5 billion of net market change, distributions and other and $19.8 billion of long-term net outflows, partially offset by an acquisition of $57.2 billion and $0.4 billion of cash management net inflows. Net market change, distributions and other primarily consists of $117.3 billion of market depreciation, a $10.3 billion decrease from foreign exchange revaluation and $7.9 billion of long-term distributions. The market depreciation occurred in all long-term asset classes with the exception of the alternative asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated, which represented 10% of total AUM as of June 30, 2022, was primarily due to a stronger U.S. dollar compared to the Australian dollar, Japanese Yen, Pound sterling and Euro.
AUM decreased $172.3 billion, or 11%, as compared to the prior year period. Long-term inflows decreased 8% to $77.4 billion, driven by lower inflows in fixed income, equity and alternative open-end funds and equity investment trusts, partially offset by higher inflows in multi-asset open end funds, alternative private closed-end funds and multi-asset and equity sub-advised mutual funds. Long-term outflows increased 8% to $97.2 billion driven by higher redemptions in fixed income open-end funds and institutional separate accounts, multi-asset sub-advised mutual funds, and equity retail separate accounts, partially offset by lower redemptions in equity sub-advised mutual funds, open-end funds and institutional separate accounts.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2021
AUM at April 1, 2021	$642.3	$511.9	$131.1	$148.2	$65.4	$1,498.9
Long-term inflows	40.2	29.1	5.8	8.6	—	83.7
Long-term outflows	(38.1)	(40.6)	(2.7)	(8.9)	—	(90.3)
Long-term net flows	2.1	(11.5)	3.1	(0.3)	—	(6.6)
Cash management net flows	—	—	—	—	(2.2)	(2.2)
Total net flows	2.1	(11.5)	3.1	(0.3)	(2.2)	(8.8)
Net market change, distributions and other	13.7	36.5	6.6	5.1	0.1	62.0
AUM at June 30, 2021	$658.1	$536.9	$140.8	$153.0	$63.3	$1,552.1
AUM increased $53.2 billion, or 4%, during the three months ended June 30, 2021 due to $62.0 billion of net market change, distributions and other, partially offset by $6.6 billion of long-term net outflows and $2.2 billion of cash management net outflows. Net market change, distributions and other consists of $66.1 billion of market appreciation and a $1.5 billion increase from foreign exchange revaluation, partially offset by $5.6 billion of long-term distributions. The market appreciation occurred in all long-term asset classes, most significantly in the equity and fixed income asset classes, and reflected positive returns in global equity and fixed income markets. Foreign exchange revaluation was primarily due to a weaker U.S. dollar compared to the Brazilian Real, Canadian dollar and Euro, partially offset by a stronger U.S. dollar compared to the Australian dollar.
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

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2022
AUM at October 1, 2021	$650.3	$523.6	$145.2	$152.4	$58.6	$1,530.1
Long-term inflows	112.2	100.4	16.6	31.3	—	260.5
Long-term outflows	(126.3)	(103.0)	(11.5)	(27.1)	—	(267.9)
Long-term net flows	(14.1)	(2.6)	5.1	4.2	—	(7.4)
Cash management net flows	—	—	—	—	(0.9)	(0.9)
Total net flows	(14.1)	(2.6)	5.1	4.2	(0.9)	(8.3)
Acquisitions	—	4.6	58.0	2.3	—	64.9
Net market change, distributions and other	(99.9)	(100.7)	16.5	(22.7)	(0.1)	(206.9)
AUM at June 30, 2022	$536.3	$424.9	$224.8	$136.2	$57.6	$1,379.8
AUM decreased $150.3 billion, or 10%, during the nine months ended June 30, 2022 due to the negative impact of $206.9 billion of net market change, distributions and other, $7.4 billion of long-term net outflows and $0.9 billion of cash management net outflows, partially offset by $64.9 billion from acquisitions. Net market change, distributions and other primarily consists of $152.5 billion of market depreciation, $42.6 billion of long-term distributions and $11.8 billion decrease from foreign exchange revaluation. The market depreciation occurred in all asset classes with the exception of the alternative asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Japanese Yen, Euro, Pound Sterling and Australian dollar.

Long-term inflows decreased 7% to $260.5 billion, as compared to the prior-year period, driven by lower inflows in fixed income open-end funds and institutional separate accounts, partially offset by higher inflows for alternative private closed end funds. Long-term outflows decreased 10% to $267.9 billion due to lower outflows in fixed income institutional separate accounts and equity open-end funds, partially offset by higher outflows for multi-asset sub-advised mutual funds.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2021
AUM at October 1, 2020	$656.9	$438.1	$122.1	$129.4	$72.4	$1,418.9
Long-term inflows	135.7	103.0	15.3	27.5	—	281.5
Long-term outflows	(142.1)	(118.8)	(8.9)	(27.0)	—	(296.8)
Long-term net flows	(6.4)	(15.8)	6.4	0.5	—	(15.3)
Cash management net flows	—	—	—	—	(11.2)	(11.2)
Total net flows	(6.4)	(15.8)	6.4	0.5	(11.2)	(26.5)
Net market change, distributions and other	7.6	114.6	12.3	23.1	2.1	159.7
AUM at June 30, 2021	$658.1	$536.9	$140.8	$153.0	$63.3	$1,552.1
AUM increased $133.2 billion, or 9%, during the nine months ended June 30, 2021 due to $159.7 billion of net market change, distributions and other, partially offset by $15.3 billion of long-term net outflows and $11.2 billion of cash management net outflows. Net market change, distributions and other consists of $179.9 billion of market appreciation and a $4.9 billion increase from foreign exchange revaluation, partially offset by $25.1 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and multi-asset asset classes, and reflected positive returns in global equity markets. Foreign exchange revaluation was primarily due to a weaker U.S. dollar compared to the Canadian dollar, Australian dollar, Pound Sterling and Brazilian Real, partially offset by a stronger U.S. dollar compared to the Japanese Yen.
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
AUM by sales region was as follows:

(in billions)	June 30, 2022	June 30, 2021	Percent Change
United States	$1,034.3	$1,151.2	(10%)
International
Asia-Pacific	131.1	161.1	(19%)
Europe, Middle East and Africa	133.6	156.2	(14%)
Americas, excl. U.S.	80.8	83.6	(3%)
Total international	345.5	400.9	(14%)
Total	$1,379.8	$1,552.1	(11%)

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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of June 30, 2022	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	38%	38%	32%	68%	18%	48%	84%	95%
Equity	46%	27%	55%	50%	41%	34%	42%	40%
Total AUM[3]	52%	42%	54%	50%	35%	49%	69%	73%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 37%, 37%, 37% and 35% of our total AUM as of June 30, 2022.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 65%, 64%, 64% and 59% of our total AUM as of June 30, 2022.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 10% of our total AUM at June 30, 2022.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of July 10, 2022, and are subject to revision.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Investment management fees	$1,636.1	$1,697.3	(4%)	$5,045.8	$4,836.1	4%
Sales and distribution fees	335.6	416.9	(20%)	1,104.0	1,227.4	(10%)
Shareholder servicing fees	46.9	50.5	(7%)	146.8	155.6	(6%)
Other	12.7	8.2	55%	39.7	25.4	56%
Total Operating Revenues	$2,031.3	$2,172.9	(7%)	$6,336.3	$6,244.5	1%

Investment Management Fees
Investment management fees decreased $61.2 million for the three months ended June 30, 2022 primarily due to a 6% decrease in average AUM, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisition of Lexington.
Investment management fees increased $209.7 million for the nine months ended June 30, 2022 primarily due to higher performance fees and a 1% increase in average AUM. The increase in average AUM occurred primarily in the alternative and equity asset classes, partially offset by decreases in the fixed income asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) increased to 42.3 and 41.8 basis points for the three and nine months ended June 30, 2022, from 41.8 and 41.7 basis points for the same periods in the prior fiscal year. The increases were primarily due to the acquisition of Lexington, partially offset by a shift in assets from higher-fee products to lower-fee products in the fixed income and equity asset classes.
Performance fees were $119.3 million and $364.3 million for the three and nine months ended June 30, 2022, and $102.6 million and $189.7 million for the same periods in the prior fiscal year, with the increase due to strong performance by our alternative specialist investment managers.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Asset-based fees	$272.5	$332.0	(18%)	$890.5	$971.2	(8%)
Sales-based fees	59.4	80.9	(27%)	202.6	240.9	(16%)
Contingent sales charges	3.7	4.0	(8%)	10.9	15.3	(29%)
Sales and Distribution Fees	$335.6	$416.9	(20%)	$1,104.0	$1,227.4	(10%)
Asset-based distribution fees decreased $59.5 million and $80.7 million for the three and nine months ended June 30, 2022 primarily due to $44.9 million and $41.2 million from decreases of 15% and 5% in the related average AUM, and $9.4 million and $30.4 million from a higher mix of lower-fee assets.
Sales-based fees decreased $21.5 million and $38.3 million for the three and nine months ended June 30, 2022 primarily due to $22.6 million and $42.3 million from lower commissionable sales, partially offset by $1.2 million and $4.2 million from a higher mix of equity sales, which typically generate higher sales fees than fixed income products.
Other
Other revenue increased $4.5 million and $14.3 million for the three and nine months ended June 30, 2022 primarily due to an increase in real estate transaction fees earned by certain of our alternative asset managers.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2022	2021		2022	2021
Compensation and benefits	$766.7	$771.4	(1%)	$2,321.8	$2,229.2	4%
Sales, distribution and marketing	440.3	531.0	(17%)	1,432.8	1,579.3	(9%)
Information systems and technology	125.9	121.8	3%	376.6	355.8	6%
Occupancy	53.8	54.6	(1%)	163.1	164.1	(1%)
Amortization of intangible assets	81.8	58.0	41%	200.5	174.1	15%
General, administrative and other	158.1	158.0	0%	416.1	398.5	4%
Total Operating Expenses	$1,626.6	$1,694.8	(4%)	$4,910.9	$4,901.0	0%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2022	2021		2022	2021
Salaries, wages and benefits	$366.5	$366.7	0%	$1,078.9	$1,091.1	(1%)
Incentive compensation	364.3	352.1	3%	1,136.8	963.2	18%
Acquisition-related retention	44.2	39.1	13%	118.4	129.2	(8%)
Other[1]	(8.3)	13.5	NM	(12.3)	45.7	NM
Compensation and Benefits Expenses	$766.7	$771.4	(1%)	$2,321.8	$2,229.2	4%
_______________
1Includes impact of gains and losses on investments related to deferred compensation plans and seed investments, which is offset in investment and other income (losses), net, minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests and special termination benefits.
Salaries, wages and benefits remained flat for the three months ended June 30, 2022 and decreased $12.2 million for the nine months ended June 30, 2022, as the impact of headcount reductions associated with strategic initiatives and a $15.5 million decrease in termination benefits for the nine-month period, were substantially offset by salaries, wages and benefits expense due to the acquisitions of Lexington and OSAM.
Incentive compensation increased $12.2 million for the three months ended June 30, 2022 primarily due to an increase of approximately $50.0 million at alternative specialist investment managers, including the acquisition of Lexington, partially offset by lower incentive compensation at other specialist investment managers and declines in our sales-based and discretionary incentive expense. Incentive compensation increased $173.6 million for the nine months ended June 30, 2022 primarily due to a $142.0 million increase related to higher incentive compensation at the specialist investment managers, driven by higher performance fees and the acquisition of Lexington, and an increase of $39.1 million in stock and stock unit award amortization.
Acquisition-related retention expenses increased $5.1 million for the three months ended June 30, 2022, primarily due to the acquisition of Lexington.
Other compensation and benefits was $(8.3) million and $13.5 million for the three months ended June 30, 2022 and 2021, and $(12.3) million and $45.7 million for the nine months ended June 30, 2022 and 2021. The changes for both periods were primarily related to market adjustments on investments related to our deferred compensation plans and compensation related to minority interests. Special termination benefits also decreased $3.2 million and $14.0 million for the three and nine months ended ended June 30, 2022 primarily due to workforce optimization initiatives related to the acquisition of Legg Mason, Inc. (“Legg Mason”) in the prior year periods.

We expect to incur additional acquisition-related retention expenses of approximately $60 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $230 million in the fiscal year ending September 30, 2023 and decreasing over the following two fiscal years by approximately $30 million and $70 million. At June 30, 2022, our global workforce had decreased to approximately 9,800 employees from approximately 10,600 at June 30, 2021.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2022	2021		2022	2021
Asset-based expenses	$367.0	$430.7	(15%)	$1,182.8	$1,282.3	(8%)
Sales-based expenses	58.7	79.9	(27%)	200.4	238.2	(16%)
Amortization of deferred sales commissions	14.6	20.4	(28%)	49.6	58.8	(16%)
Sales, Distribution and Marketing	$440.3	$531.0	(17%)	$1,432.8	$1,579.3	(9%)
Asset-based expenses decreased $63.7 million and $99.5 million for the three and nine months ended June 30, 2022 primarily due to $42.0 million and $33.0 million from decreases of 12% and 3% in related average AUM, and $23.7 million and $48.1 million from a higher mix of lower-fee assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $21.2 million and $37.8 million for the three and nine months ended June 30, 2022 substantially all due to lower commissionable sales.
Information Systems and Technology
Information systems and technology expenses increased $4.1 million and $20.8 million for the three and nine months ended June 30, 2022, primarily due to higher costs incurred for consulting and software.
Amortization of intangible assets

Amortization of intangible assets increased $23.8 million and $26.4 million for the three and nine months ended June 30, 2022, primarily related to intangible assets recognized as part of the acquisition of Lexington.
General, Administrative and Other

General, administrative and other operating expenses increased $0.1 million and $17.6 million for the three and nine months ended June 30, 2022, primarily due increases of $14.1 million and $7.8 million in professional fees, largely related to acquisition-related costs, as well as increases of $10.0 million and $24.3 million in advertising and promotion expenses primarily related to our global brand campaign and $12.2 million and $23.6 million in travel and entertainment expenses. The nine months ended June 30, 2022, also included $15.7 million of non-recurring costs incurred in connection with the outsourcing of our global transfer agent functions. The increases for both the three- and nine-month periods were partially offset by $43.0 million of closed-end fund product launch costs incurred in the prior year and the increase for the nine-month period was also partially offset by a net $7.7 million credit to adjust the fair value of our contingent consideration asset and liabilities recognized in the current year.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2022	2021		2022	2021
Investment and other income, net	$13.0	$52.9	(75%)	$97.7	$197.2	(50%)
Interest expense	(28.9)	(25.7)	12%	(71.1)	(71.3)	0%
Investment and other income (losses) of consolidated investment products, net	(74.4)	61.0	NM	33.3	263.3	(87%)
Expenses of consolidated investment products	(1.3)	(10.9)	(88%)	(10.1)	(26.5)	(62%)
Other Income (Expenses), Net	$(91.6)	$77.3	NM	$49.8	$362.7	(86%)
Investment and other income, net decreased $39.9 million and $99.5 million for the three and nine months ended June 30, 2022 primarily due to the impact of market declines in the current year periods.
Equity method investees generated net losses of $0.1 million for the three months ended June 30, 2022, as compared to income of $39.4 million in the prior year, and for the nine-month periods generated income of $51.6 million and $123.8 million, largely related to various global equity and alternative funds. The nine-month period in the current year also reflects a $52.6 million gain recognized on the sale of our investment in Embark.
Investments held by the Company generated net losses of $35.6 million and $32.9 million for the three and nine months ended June 30, 2022, as compared to net gains of $17.3 million and $76.2 million in the prior year periods, primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by net gains from investments measured at cost adjusted for observable price changes.
Net foreign currency exchange gains were $14.5 million and $24.2 million for the three and nine months ended June 30, 2022, as compared to net losses of $7.2 million and $17.2 million for the three and nine months ended June 30, 2021. The increases were primarily due to the impact of the strengthening of the U.S. dollar against the Euro and British Pound.

Derivatives generated $17.5 million and $15.2 million of gains for the three and nine months ended June 30, 2022 as compared to losses of $9.1 million and $25.2 million in the prior year periods.
Interest expense increased $3.2 million for the three months ended June 30, 2022 and decreased $0.2 million for the nine months ended June 30, 2022. The increase for the three-month period was primarily due to $6.1 million of accretion on the Lexington deferred consideration and $3.1 million of interest expense recognized on the senior unsecured unsubordinated notes issued in August 2021, offset in part by a $6.8 million decrease due to the redemption in September 2021 of the junior notes issued by Legg Mason.
Investments held by consolidated investment products (“CIPs”) generated losses of $78.5 million and $4.0 million in the three and nine months ended June 30, 2022, as compared to gains of $33.2 million and $182.8 million in the prior year periods, largely related to losses on holdings of various equity, fixed income and alternative funds for the three month-period, and losses on holdings of various equity and fixed income funds, partially offset by higher gains on holdings of various alternative funds for the nine-month period. Dividend and interest income of CIPs was $4.1 million and $37.3 million for the three and nine months ended June 30, 2022, as compared to $27.8 million and $80.5 million in the prior year periods.
Expenses of consolidated investments products decreased $9.6 million and $16.4 million for the three- and nine- months ended June 30, 2022, primarily due to lower expenses incurred by an alternative fund.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at June 30, 2022, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,806.3	$—	$—	$—	$—	$3,806.3
Investments
Alternative	—	99.0	517.9	65.7	478.0	1,160.6
Equity	—	315.3	191.0	150.0	139.1	795.4
Fixed Income	—	206.2	22.0	37.5	269.5	535.2
Multi-Asset	—	40.3	13.6	—	75.0	128.9
Total investments	—	660.8	744.5	253.2	961.6	2,620.1
Total Cash and Cash Equivalents and Investments[2,3]	$3,806.3	$660.8	$744.5	$253.2	$961.6	$6,426.4

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $3,620.8 million used for operational activities, including investments in sponsored funds and other products, and $229.7 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $308.7 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests.
TAXES ON INCOME

Our effective income tax rate was 28.6% and 23.6% for the three and nine months ended June 30, 2022, as compared to 15.1% and 20.8% for the three and nine months ended June 30, 2021. The rate increase for three-month period was primarily due to net losses on investments held by CIPs for which there are no related tax benefits, benefits in the prior year from the release of the valuation allowance for interest expense carryforward and a decrease in foreign earnings. The rate increase for the nine-month period was primarily due to a decrease in foreign earnings.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in such jurisdictions may affect our effective income tax rate and net income.
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
As supplemental information, we are providing performance measures for “adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share,” each of which is based on methodologies other than generally accepted accounting principles (“non-GAAP measures”). Management believes these non-GAAP measures are useful indicators of our financial performance and may be helpful to investors in evaluating our relative performance against industry peers as these measures exclude the impact of CIPs and mitigate the margin variability related to sales and distribution revenues and expenses across multiple distribution channels globally. These measures also exclude performance-based investment management fees which are fully passed through as compensation and benefits expense per the terms of certain acquisitions and have no impact on net income. These measures also exclude acquisition-related expenses, certain items which management considers to be nonrecurring, unrealized investment gains and losses included in investment and other income (losses), net, and the related income tax effect of these adjustments, as applicable. These measures also exclude the impact on compensation and benefits expense from arrangements which are offset in investment and other income (loss), net or net income (loss) attributable to noncontrolling interests.

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
•Impact on compensation and benefits expense related to minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests.
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
•Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests.
•Net income tax expense of the above adjustments based on the respective blended rates applicable to the adjustments.
Adjusted Diluted Earnings Per Share
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, we adjust for activities of CIPs because the impact of consolidated products is not considered reflective of the underlying results of our operations. We adjust for acquisition-related retention compensation, other acquisition-related expenses, amortization and impairment of intangible assets, if any, and interest expense for amortization of the Legg Mason debt premium to facilitate comparability of our operating results with the results of other asset management firms. We adjust for special termination benefits related to workforce optimization initiatives related to past acquisitions and specific initiatives announced by the Company because these items are deemed nonrecurring. In calculating adjusted net income and adjusted diluted earnings per share, we adjust for unrealized investment gains and losses included in investment and other income (losses), net, net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income
(loss) attributable to redeemable noncontrolling interests because these items relate to profits interest shares and net gains or losses on investments related to deferred compensation plans which are not offset by compensation and benefits expense because these items primarily relate to seed and strategic investments which have been and are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Operating income	$404.7	$478.1	$1,425.4	$1,343.5
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	13.0	5.2	38.5	16.7
Acquisition-related retention	44.2	39.1	118.4	129.2
Compensation and benefits expense from gains (losses) on deferred compensation and seed investments, net	(19.3)	9.6	(30.4)	23.9
Other acquisition-related expenses	31.5	7.3	58.9	23.0
Amortization of intangible assets	81.8	58.0	200.5	174.1
Special termination benefits	0.7	3.9	7.8	21.8
Compensation and benefits expense related to minority interests in certain subsidiaries	10.3	—	10.3	—
Adjusted operating income	$566.9	$601.2	$1,829.4	$1,732.2

Total operating revenues	$2,031.3	$2,172.9	$6,336.3	$6,244.5
Add (subtract):
Acquisition-related pass through performance fees	—	—	(0.4)	(25.3)
Sales and distribution fees	(335.6)	(416.9)	(1,104.0)	(1,227.4)
Allocation of investment management fees for sales, distribution and marketing expenses	(104.7)	(114.1)	(328.8)	(351.9)
Elimination of operating revenues upon consolidation of investment products[1]	13.0	5.2	38.5	16.7
Adjusted operating revenues	$1,604.0	$1,647.1	$4,941.6	$4,656.6

Operating margin	19.9%	22.0%	22.5%	21.5%
Adjusted operating margin	35.3%	36.5%	37.0%	37.2%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Franklin Resources, Inc.	$256.4	$438.4	$1,059.2	$1,165.5
Add (subtract):
Net (income) loss of consolidated investment products[1]	(6.8)	(0.6)	3.3	14.3
Acquisition-related retention	44.2	39.1	118.4	129.2
Other acquisition-related expenses	37.6	7.2	65.4	21.0
Amortization of intangible assets	81.8	58.0	200.5	174.1
Special termination benefits	0.7	3.9	7.8	21.8
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	6.1	(0.9)	8.6	(2.3)
Unrealized investment losses (gains)	45.7	(30.1)	117.8	(186.6)
Interest expense for amortization of debt premium	(6.3)	(6.4)	(18.9)	(29.3)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	0.5	—	0.5	—
Net income tax expense of adjustments	(43.9)	(14.9)	(101.4)	(37.1)
Adjusted net income	$416.0	$493.7	$1,461.2	$1,270.6

Diluted earnings per share	$0.50	$0.86	$2.07	$2.27
Adjusted diluted earnings per share	0.82	0.96	2.86	2.48
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Elimination of operating revenues upon consolidation	$(13.0)	$(5.2)	$(38.5)	$(16.7)
Other income (expenses), net	(33.6)	13.1	48.8	129.0
Less: income (loss) attributable to noncontrolling interests	(53.4)	7.3	13.6	126.6
Net income (loss)	$6.8	$0.6	$(3.3)	$(14.3)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2022	2021
Operating cash flows	$1,090.3	$739.3
Investing cash flows	(2,679.9)	(1,936.0)
Financing cash flows	1,489.2	1,542.9
Net cash provided by operating activities increased during the nine months ended June 30, 2022 primarily due to adjustments for losses from CIPs as compared to gains in the prior year, increases in acquisition-related accrued compensation and benefits, lower net purchases of investments by CIPs and net losses on investments as compared to net gains in the prior year, partially offset by lower net income. Net cash used in investing activities increased primarily due to cash paid for acquisitions in the current year, partially offset by net liquidations of our investments as compared to net purchases in the prior year. Net cash provided by financing activities decreased primarily due to proceeds from the issuance of debt in the prior year, partially offset by higher net proceeds from the debt of CIPs.

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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2022	September 30, 2021
Assets
Cash and cash equivalents	$3,697.5	$4,357.8
Receivables	1,236.0	1,300.4
Investments	859.5	1,042.2
Total Liquid Assets	$5,793.0	$6,700.4

Liability
Debt	$3,382.2	$3,399.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2022 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
We utilize a significant portion of our liquid assets to satisfy operational and regulatory requirements and fund capital contributions to sponsored and other products. Certain of our subsidiaries are required by our internal policy or regulation to maintain minimum levels of cash and/or capital, and may be restricted in their ability to transfer cash to their parent companies. Should we require more capital than is available for use, we could elect to reduce the level of discretionary activities, such as share repurchases or investments in sponsored and other products, we could raise capital through debt or equity issuances, or utilize existing or new credit facilities. These alternatives could result in increased interest expense, decreased dividend or interest income, or other dilution to our earnings.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At June 30, 2022, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,900.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,882.7 million. We are considering repaying the $300.0 million 2.800% senior notes due September 2022 by refinancing or using existing cash. At June 30, 2022, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest payable semi-annually for senior notes, and have an aggregate carrying value, inclusive of unamortized premium and debt issuance costs, of $1,499.5 million at June 30, 2022. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.

The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. We were in compliance with all debt covenants at June 30, 2022.
At June 30, 2022, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.87 per share during the nine months ended June 30, 2022 and $0.84 per share during the nine months ended June 30, 2021. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and nine months ended June 30, 2022, we repurchased 2.0 million and 5.4 million shares of our common stock at a cost of $51.0 million and $153.5 million. At June 30, 2022, 25.4 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and nine months ended June 30, 2021, we repurchased 1.4 million and 5.2 million shares of our common stock at a cost of $46.4 million and $137.8 million.
We invested $19.7 million and $199.2 million, net of redemptions, into our sponsored products during the nine months ended June 30, 2022 and 2021.
On May 31, 2022, we entered into an acquisition agreement to acquire all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from BNY Mellon for cash consideration of approximately $350 million to be paid at closing and up to $350 million in contingent consideration to be paid upon on the achievement of certain performance thresholds over the next four years. The acquisition is expected to be funded from our existing balance sheet resources.
On April 1, 2021, we acquired all of the outstanding ownership interests in Lexington, a leading global manager of secondary private equity and co-investment funds, for cash consideration of approximately $1.0 billion, excluding future payments to be made subject to the attainment of certain performance measures. In connection with the acquisition, we granted a 25% profits interest in Lexington and performance-based cash retention awards that both vest over approximately five years. We paid the purchase price from our existing cash.
On December 31, 2021, we acquired all of the outstanding ownership interests in OSAM, a leading quantitative asset management firm, for cash consideration of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures. We paid the purchase price from our existing cash.

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. During the fiscal year ended September 30, 2020, the Company authorized loans to certain sponsored funds in India that experienced increased liquidity risks and redemptions. The loans were fully repaid during the second quarter of fiscal year 2021. See Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2021 for further information. We did not provide financial or other support to our sponsored funds during the nine months ended June 30, 2022.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, global concerns about the the global economic growth outlook and the risk of a recession as well as the ongoing COVID-19 pandemic have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of June 30, 2022, we were the primary beneficiary of 51 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2021, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the nine months ended June 30, 2022, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of June 30, 2022, Level 3 assets represented 10% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the nine months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2022, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2021.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	580,651	$26.40	580,651	26,873,739
May 2022	1,039,302	24.68	1,039,302	25,834,437
June 2022	404,784	24.75	404,784	25,429,653
Total	2,024,737		2,024,737
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

10.1	1998 Employee Stock Investment Plan (as amended and restated effective June 21, 2022) (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
_______________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 28, 2022	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	July 28, 2022	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer