Form 10-K
period 2022-09-30
FRANKLIN RESOURCES INC
filed 2022-11-14
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2022 (the last business day of registrant’s second quarter of fiscal year 2022), was $7.9 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2022: 499,558,579.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2022, are incorporated by reference into Part III of this report.

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
We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names.
We are a global investment management organization with $1,297.4 billion in assets under management (“AUM”) as of September 30, 2022. Our mission is to help people all over the world achieve the most important milestones of their lives through investment management expertise, wealth management and technology solutions. Through our specialist investment managers, we offer investment specialization bringing extensive capabilities across our fixed income, equity, alternative and multi-asset products. For 75 years, we have been committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions.

We provide our investment management and related services to retail, institutional and high-net-worth investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of products and vehicles and multiple points of access, including directly to investors and through financial intermediaries. Our investment products include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Our funds include registered funds (including exchange-traded funds, or “ETFs”) and unregistered funds. Related services include fund administration, sales and distribution, and shareholder servicing. Our sales and distribution services include distribution-related financial technology. We may perform services directly or through third parties. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
We offer our clients the combined experience of our investment professionals with expertise across asset classes and a sharp focus on managing risk. We are committed to delivering strong investment performance for our clients, and to offering a broad range of strategies and drawing on our diverse experiences and perspectives gained through our long history in the investment management business. We know that success demands smart and effective business innovation, solutions and technologies, and we remain focused on investment excellence, innovating to meet evolving client goals, and building strong partnerships by delivering superior client service. We continue to focus on the long-term investment performance of our investment products and on providing high quality service to our clients.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations. Incorporated herein by reference is certain financial information about our segment and geographic areas contained in Note 18 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

Recent Acquisition
On November 1, 2022, we acquired BNY Alcentra Group Holdings, Inc. (together with its subsidiaries, “Alcentra”) from The Bank of New York Mellon Corporation. Alcentra is a leading European credit and private debt manager, with global expertise in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies. We expect this acquisition to expand our alternative credit capabilities and presence in Europe, and continue to strengthen the breadth and scale of our alternative asset strategies.
Company History
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton investment firm, known for its global investing strategies and value style of investing, in 1992, (ii) the Franklin Mutual Series investment firm, known for its value-oriented equity funds, in 1996, (iii) the Franklin Bissett investment firm, known for its Canadian fixed income funds and growth-oriented equity funds, in 2000, (iv) the Fiduciary Trust International investment, trust and fiduciary services firm, in 2001, (v) the Benefit Street Partners U.S. alternative credit manager firm, in 2019, (vi) the Athena Capital Advisors investment and wealth management firm, in March 2020, (vii) The Pennsylvania Trust Company investment, trust and fiduciary services firm, in May 2020, (viii) the Legg Mason global investment firm, including certain specialist investment managers, in July 2020, (ix) the O’Shaughnessy Asset Management quantitative asset management firm, in December 2021, and (x) the Lexington Partners global investment firm, known for its alternative asset capabilities, in April 2022.
OUR BUSINESS STRUCTURE
Through our subsidiaries, we are committed to helping investors navigate global markets, as well as continuing to evolve and build on our strengths to meet the needs of our clients. We generally derive our revenues and income from providing investment management and related services to our products and the products we sub-advise. Our investment management fees, which represent a significant portion of our revenues, depend to a large extent on the level and relative mix of our AUM and the types of services provided, which are subject to change.

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
Our U.S.-registered funds and most of our non-U.S.-registered funds operate as independent companies subject to the supervision and oversight of the funds’ own boards of directors or trustees. Our registered open-end funds, or mutual funds, continuously offer their shares to investors. Our registered closed-end funds issue a set number of shares to investors in a public offering which are traded on a public stock exchange. Our investment managers manage a fund’s portfolio of securities in accordance with the fund’s stated objectives. To support the funds’ operations, our subsidiaries either provide or arrange for the investment and other management, shareholder servicing and administrative services required by the funds. We outsource various administration, technology, transfer agency and other services for our funds to third-party providers. An investor may purchase shares of a mutual fund directly from us or through a broker-dealer, financial adviser, bank or other similar financial intermediary that provides investment advice to the investor, or an investor may purchase shares of a closed-end fund or ETF on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to fund shares sold to investors.
Our AUM by Asset Class and Product Type
We offer a broad product mix under our fixed income, equity, alternative, multi-asset and cash management asset classes. Our fixed income capabilities include government, municipals, corporate credit, bank loans, securitized, multi-sector, currencies and other investments. Our equity capabilities include value, deep value, core value, blend, growth at a reasonable price (GARP), growth, convertibles, sector, Shariah, smart beta and thematic investments. Our alternative capabilities include private debt, hedge funds, private equity, real estate and infrastructure investments. Our multi-asset capabilities include income, real return, balanced/hybrid, total return, target data/risk, absolute return, tactical asset allocation and managed volatility investments.
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
AUM by asset class and product type was as follows (primarily based on where product is domiciled):

(in billions) as of September 30, 2022	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other	Total	Percentage of Total AUM
Fixed Income	$146.9	$35.6	$238.2	$28.0	$42.2	$490.9	38%
Equity	188.9	68.1	35.5	66.7	33.1	392.3	30%
Alternative	5.7	6.0	32.1	—	181.3	225.1	17%
Multi-Asset	82.2	7.5	6.8	5.4	29.6	131.5	10%
Cash Management	28.6	27.9	1.1	—	—	57.6	5%
Total	$452.3	$145.1	$313.7	$100.1	$286.2	$1,297.4	100%
See “Assets under Management” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information about our AUM. Broadly speaking, other than

AUM changes due to acquisitions, changes in our AUM depend primarily upon two factors: (i) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments, and (ii) the level of net flows. Changing market conditions and the evolving needs of our clients may cause asset volatility and a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM.
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
Our specialist investment managers include: Benefit Street Partners, Brandywine Global, Clarion Partners, ClearBridge Investments, Fiduciary Trust International, Franklin Equity Group, Franklin Mutual Series, Franklin Templeton Emerging Markets Equity, Franklin Templeton Fixed Income, Franklin Templeton Global Private Equity, Franklin Templeton Investment Solutions, K2 Advisors, Lexington Partners, Martin Currie, O’Shaughnessy Asset Management, Royce Investment Partners, Templeton Global Equity Group, Templeton Global Macro and Western Asset Management.
Our Broad Range of Services and Capabilities
1.    Investment Management Services
Through our specialist investment managers, we offer a broad range of services and capabilities under our fixed income, equity, alternative, multi-asset and cash management asset classes. We also offer diverse strategies across active, smart beta and passive approaches, in a broad range of vehicles. Our investment products are offered globally to retail, institutional and high-net-worth clients, which may include, among others, individual investors, institutional investors, sovereign wealth funds, defined benefit and contribution plans, endowments and charitable foundations, healthcare systems and insurance companies. Our investment products include mutual funds, closed-end funds, private funds, institutional separate accounts, retail separately managed accounts, and other products. Our products and capabilities are designed to accommodate a variety of investment goals and preferences, from capital appreciation to capital preservation, as well as sustainable investing and other environmental, social and governance (“ESG”) preferences.
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
3.    Alternative Strategies
Certain of our specialist investment managers manage alternative investment strategies which provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products, business development companies, hedge funds (funds of funds and custom advisory solutions), private equity funds, venture capital funds and real estate funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, financial technology, consumer loans, direct real estate investments, and custom-tailored investment programs.
4.    High-Net-Worth Investment Management, Trust and Custody
Through our Fiduciary Trust International group, including its trust company and investment adviser subsidiaries, and through certain other of our subsidiaries, we provide investment management and related services to, among others, high-net-worth individuals and families, family offices, foundations and institutional clients. Fiduciary Trust International offers investment management and advisory services across different investment styles and asset classes. The majority of these client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. Through our trust company subsidiaries, including Fiduciary Trust International, we also may provide separately managed accounts, private funds, and trust, custody and related services, including administration, performance measurement, estate planning and tax planning.
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
6.    Shareholder Servicing
We perform our shareholder servicing services directly or through third parties. Substantially all shareholder servicing fees are earned from our funds for providing transfer agency services, which include providing shareholder statements, transaction processing, client service and tax reporting. Fees for U.S. funds are based on the level of AUM and the number of transactions in shareholder accounts, while outside of the U.S., the fees are based on the level of AUM and/or the number of shareholder accounts. We outsource various transfer agency and other services for our funds to third-party providers who serve as a sub-agent or delegate, depending on the jurisdiction.

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
We primarily derive our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Because we rely on third-party distribution and sales channels to sell our products, we do not control the ultimate investment recommendations given by them to clients. Such financial intermediaries may recommend competing products.
Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers based in the U.S. We believe that our fixed income, equity, alternative and multi-asset asset mix, coupled with our global presence, will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high-net-worth and institutional clients.
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
U.S. Regulation
U.S. Regulatory Framework. As a U.S. reporting company, we are subject to U.S. federal securities laws, state securities and corporate laws, state escheatment laws and regulations, and the rules and regulations of certain U.S. regulatory and self-regulatory organizations, such as the SEC and the NYSE. In particular, we are subject to various securities, compliance, corporate governance and disclosure rules adopted by the SEC. We are also subject to various other U.S. federal and state laws, including those affecting corporate governance and disclosure, such as the Securities Act of 1933, the Securities Exchange Act of 1934 (“Exchange Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002 and the USA PATRIOT Act of 2001. As a NYSE-listed company, we are also subject to NYSE listing and disclosure requirements.
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
Sustainable Investing and ESG. Sustainable investing and ESG have been the focus of increased regulatory scrutiny across jurisdictions. Globally, the International Sustainability Standards Board and applicable disclosure standards impact how national regulators approach these topics. In the U.S., the SEC has proposed rules to require public issuers to provide enhanced disclosure regarding climate-related information in annual reports and registration statements. Also, the SEC has increased its focus on disclosure and compliance related to ESG strategies of investment advisers and funds.

Systemically Important Financial Institutions. The mandate of the Financial Stability Oversight Council (“FSOC”) is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”). The FSOC and the FSB, as well as other global regulators, are considering what threats to U.S. and global financial stability, if any, arise from asset management companies and/or the funds that they sponsor or manage, and whether such threats can be mitigated by treating such entities as SIFIs or G-SIFIs and/or subjecting them to additional regulation. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such designations would add additional supervision, review, monitoring and/or regulation resulting in increased scrutiny and oversight that could impact our business.
Derivatives and Other Financial Products. Regulators continue to review practices and regulations relating to the use of futures, swaps and other derivatives, which could result in further restrictions and limitations on the use of such products. In October 2020, the SEC adopted new rules governing the use of derivatives by certain registered investment companies, including certain mutual funds, designed to address investor protection concerns. As of August 2022, key aspects of the new framework include, among other things, value at risk limits on a fund entering into derivatives transactions, required risk management program, and further fund board oversight, reporting and compliance requirements. The EU and other countries have adopted and implemented, or are in the process of adopting or implementing, similar and additional requirements. There is some risk that full mutual recognition may not be achieved between the various regulators, which may cause us to incur duplicate regulation and transaction costs.
Money Market Funds. The regulatory structure governing U.S. money market funds was previously reformed to address perceived systemic risks of money market funds relating to fund stability and investor risks, including allowing certain funds to impose liquidity fees and redemption gates under certain circumstances. In addition, regulatory authorities remain focused on whether to implement further reform measures to improve the resiliency of money market funds and the broader short-term funding markets, which, if adopted, could significantly impact the money market fund industry.
Privacy and Data Protection. There has been increased regulation with respect to the protection of customer privacy and data, and the need to secure sensitive customer, personnel and others’ information. A majority of the jurisdictions where we operate are covered, or we expect will be covered, by privacy and data protection laws and regulations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to privacy and data collection within our business will increase. In addition to the EU’s GDPR data protection rules, we also are or may become subject to or affected by additional country, federal and state laws, regulations and guidance impacting consumer privacy, such as the California Consumer Privacy Act (“CCPA”) that provides for enhanced consumer protections for California residents, enforcement authority by the California Attorney General and/or the California Privacy Protection Agency for CCPA violations, and the potential for private litigation, including statutory damages for data security breaches. The EU’s GDPR strengthened and unified data protection rules for individuals within the EU and addresses export of personal data outside the EU. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation within the EU. Compliance with the stringent data protection rules under GDPR requires ongoing review of our global data processing systems. There are also new laws that have been adopted in recent years, including, for example, Brazil’s Lei Geral de Proteção de Dados with regulatory enforcement as of August 2021, and the California Privacy Rights Act with an effective date of January 1, 2023.
SEC Regulation Best Interest. In June 2019, the SEC adopted a package of new rules, amendments and interpretations, including Regulation Best Interest and a new form of relationship summary, designed to enhance investor protections for all retail customers. Since June 2020, such rules, among other things: (i) require broker-dealers to act in the best interest of their retail customers when recommending securities and account types, (ii) raise the broker-dealer standard of conduct beyond existing suitability obligations, and (iii) require broker-dealers and registered investment advisers to provide their retail clients with a new relationship summary disclosure document to inform such clients of the nature of their relationships with the clients’ investment professionals, including a description of services offered, the legal standards of conduct that apply to such services, the fees a client might pay, and conflicts of interest that may exist.

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
The EU’s Sustainable Finance Disclosure Regulation (“SFDR”) imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants. It requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. Related amendments to the MiFID, UCITS and AIFMD legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment, and require investment advisers to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability. The availability of these sustainability disclosures may impact the investment decisions of European investors.
British Exit from the EU (“Brexit”). The U.K. withdrew from the EU in January 2020, and a post-Brexit U.K./EU trade agreement was approved by the EU in April 2021. While we are continuing to monitor the impact and related developments for our clients from an investment perspective, we believe that Brexit will not have a material impact on the way our firm operates in the U.K. or within the EU. Our long-standing U.K. businesses are expected to continue to provide their services to U.K. and certain non-EU customers. Furthermore, we have regulated subsidiaries and branch offices across continental Europe to manage our EU business. Moreover, our primary cross-border UCITS, the Franklin Templeton Investment Funds Société d’Investissement à Capital Variable, or SICAV, investment fund range, which is the most widely-distributed such range in the world, is based in Luxembourg, and a smaller cross-border UCITS, also distributed throughout the EU and beyond, is based in Ireland. We have separate, U.K.-domiciled fund ranges that are, and will continue to be, distributed mainly in the U.K.
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
Canada. In Canada, our subsidiaries are subject to provincial and territorial laws and are registered with and regulated by provincial and territorial securities regulatory authorities. The mandate of Canadian securities regulatory authorities is generally to protect investors and to foster fair and efficient capital markets. Securities regulatory authorities impose certain requirements on registrants, including a standard of conduct, capital and insurance, record keeping, regulatory financial reporting, conflict of interest management, compliance systems and security holder reporting. In addition, as a federally licensed trust company, our subsidiary Fiduciary Trust Company of Canada is subject to regulation and supervision by the Office of the Superintendent of Financial Institutions and another subsidiary, FTC Investor Services Inc., is a member of and regulated by the Mutual Fund Dealers Association of Canada. These regulatory bodies have similar requirements to those of the securities regulatory authorities with a view to ensuring the capital adequacy and sound business practices of the subsidiaries and the appropriate treatment of their clients.

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
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.

HUMAN CAPITAL RESOURCES
As of September 30, 2022, we employed approximately 9,800 employees and operated offices in over 30 countries. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for experienced personnel is significant and from time to time we may experience a loss of valuable personnel. The retention of our key investment personnel is material to the management of our business.
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
The outbreak and spread of contagious diseases such as COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. The COVID-19 pandemic resulted in a widespread global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen.
In order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively, which, among other matters, is dependent on the health and safety of our personnel, the ability of our personnel to work remotely successfully, and our ability to continue to have our personnel return to work at our offices safely and effectively in compliance with applicable requirements. Moreover, since implementing broad work-from-home measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Further, we, like many others, have been subject to increased phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information. If our cybersecurity diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies are not effective or successful, we will be at increased risk for cybersecurity or data privacy incidents.
It is not possible to predict the full extent to which the pandemic may continue to evolve and/or adversely impact our business, liquidity, capital resources, financial results and operations, which impacts will depend on numerous developing factors that remain uncertain and subject to change.
MARKET AND VOLATILITY RISKS
Volatility and disruption of our business and financial markets and adverse changes in the global economy may significantly affect our results of operations and put pressure on our financial results.
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The asset management industry continues to experience disruption and challenges, including increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, financial markets have currently and in the past experienced and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global economic conditions have currently and in the past resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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
The withdrawal and replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may introduce a number of risks for our business, our clients and the financial services industry more widely. These include financial risks arising from changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation risks. The global transition away from LIBOR is continuing to progress, with LIBOR being replaced by the Secured Overnight Financing Rate and other alternatives as of June 30, 2023, subject to LIBOR’s ongoing phase-out. The ongoing withdrawal and replacement of LIBOR may pose financial risks and uncertainties to our business. We also may face operational challenges adopting successor benchmarks.
INVESTMENT PERFORMANCE AND REPUTATIONAL RISKS
Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income.
Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance, as currently experienced by certain of our products, as compared to third-party benchmarks or competitive products, has led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We can provide no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to address successfully and promptly the underlying causes of poor investment performance, our future business prospects would likely be negatively affected.
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

GLOBAL OPERATIONAL RISKS
We may review and pursue strategic transactions that could pose risks to our business and global operations.
As part of our global business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges. Acquisitions and related transactions pose the risk that any business we acquire may result in the loss of clients, customers or personnel or could underperform relative to expectations. We also may not realize the anticipated benefits of an acquisition, including with respect to revenue, tax benefits, financial benefits or returns, and expense and other synergies. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Entries into material transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated. Future transactions also may further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.
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
Through our subsidiaries, we provide investment management and related services to investors globally. Further, we outsource various administration, technology, transfer agency and other services for our funds to third-party providers who may serve as a sub-agent or delegate. In order to be competitive and comply with our agreements, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability, and the ability of our third-party providers, to process and monitor a large number of transactions effectively, which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our personnel, as well as others involved in our business, such as third-party vendors, providers and other intermediaries, and subject to potential human errors. Our personnel and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent a significant portion of our revenues, are dependent on fees earned under investment management agreements that we have with our products and clients. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to perform and monitor our operations properly, our business could suffer and our revenues and income could be adversely affected.
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
The asset management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; and advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios. As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
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
We primarily derive our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Because we rely on third-party distribution and sales channels to sell our products, we do not control the ultimate investment recommendations given by them to clients. Such financial intermediaries may recommend competing products. Increasing competition for these distribution and sales channels, and regulatory changes and initiatives, have caused our distribution costs to rise and could cause further cost increases in the future, or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our revenues and income, and consolidations in the broker-dealer or banking industries could also adversely impact our revenues and income. A failure to maintain our third-party distribution and sales channels, or a failure to maintain strong business relationships with our distributors and other intermediaries, may impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through such third-party channels could have a negative effect on our level of AUM and adversely impact our business.

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
We currently, and may in the future, depend on a number of third-party providers to support various operational, administrative, technology, transfer agency, market data, distribution, and other business needs of our company. Further, we outsource various administration, technology, transfer agency and other services for our funds to third-party providers. In addition, we may, from time to time, transfer vendor contracts and services from one provider to another. If our third-party providers fail to deliver required services on a timely basis, or if we experience other negative service quality or relationship issues with our providers, we may be exposed to significant costs and/or operational difficulties, and our ability to conduct and grow our business may be impaired. Such administrative and functional changes are costly and complex, and may expose us to heightened operational risks. Any failure to mitigate such risks could result in reputational harm to us, as well as financial losses to us and our clients. The failure of any key provider or vendor to fulfill its obligations to us could result in outcomes inconsistent with our or our clients’ objectives and requirements, result in legal liability and regulatory issues for us, and otherwise adversely impact us.
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
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to

us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers, digital wealth and distribution tools and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation.
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, cyber attacks or cyber-related fraud, or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. We have been, and expect to continue to be, the subject of these types of risks, breaches and/or attacks, as well as attempts to co-opt our brand. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, we can provide no assurance that any of these measures will prove effective or comply with evolving information security standards. The technology systems we use remain vulnerable to denial of service attacks, unauthorized access, computer viruses, potential human errors and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage) or our personnel or vendors inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
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
The EU’s GDPR strengthened and unified data protection rules for individuals within the EU and addresses export of personal data outside the EU. The failure to comply properly with GDPR rules on a timely basis and to maintain ongoing compliance with such rules may subject us to enforcement proceedings and significant fines and costs. For example, a failure to comply with GDPR could result in fines up to 4% of our annual global revenues.
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
We operate in a highly regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and, in some instances, investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Even if claims made against us are without merit, they can result in reputational harm and responding to such matters typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and standard form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements could adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see the “Legal Proceedings” section in Note 15 - Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2033. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	477,757
St. Petersburg, Florida	560,948	363,187
Rancho Cordova, California	445,023	47,676
Hyderabad, India	379,052	23,088
Poznan, Poland	284,436	43,890
Ft. Lauderdale, Florida	102,246	20,264
Edinburgh, Scotland	87,016	26,210
Other	78,391	9,724
Total	2,680,905	1,011,796
We lease office space in 16 states in the U.S. and Washington, D.C., and internationally, including Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2022, we leased and occupied approximately 1,971,000 square feet of office space worldwide, and subleased to third parties approximately 420,000 square feet of excess leased space. In addition, we entered into a lease agreement for office space in New York City with occupancy expected to begin in early fiscal year 2024.
Item 3.    Legal Proceedings.
Incorporated herein by reference is information regarding certain legal proceedings and regulatory matters in which we are involved as set forth under “Legal Proceedings” contained in Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
Item 4.    Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following description of our executive officers is included as an unnumbered item in this Part I of this Annual Report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of the filing date of this Annual Report. Generally, each executive officer is appointed by our board of directors and holds his or her office until the earlier of his or her death, resignation, retirement, disqualification or removal.
Jennifer M. Johnson
Age 58
President of Franklin since December 2016, and Chief Executive Officer and director of Franklin since February 2020; formerly, Chief Operating Officer of Franklin from February 2017 to February 2020, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President – Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Gregory E. Johnson
Age 61
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
Age 82
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.

Thomas C. Merchant
Age 54
Executive Vice President and General Counsel of Franklin since May 2022 and Corporate Secretary since July 2021, and oversaw global regulatory compliance of Franklin as Deputy General Counsel from August 2020 to May 2022; officer and/or director of certain subsidiaries of Franklin. Formerly, General Counsel and Executive Vice President of Legg Mason, Inc. from 2013 and Secretary from 2008, until its acquisition by Franklin Templeton in July 2020; joined Legg Mason as Associate General Counsel in 1998, serving as Corporate General Counsel and Deputy General Counsel. Formerly, served as a Corporate Associate at Shearman & Sterling, a law firm, in New York from 1993 to 1998.

Terrence J. Murphy
Age 55
Executive officer of Franklin since October 2022; Chairman since 2014 and Chief Executive Officer and President since 2012 of ClearBridge Investments, LLC, a subsidiary of Franklin; officer and/or director of certain other subsidiaries of Franklin. Formerly, Chief Operating Officer and Chief Financial Officer of ClearBridge from 2006 to 2011, Chief Financial Officer of Citigroup Asset Management (a financial services firm) from 2005 to 2006 and Director of Planning from 2000 to 2005; and business Controller for various product lines at Citigroup’s Corporate and Investment Bank from 1997 to 2000.

Matthew Nicholls
Age 50
Executive Vice President and Chief Financial Officer of Franklin since May 2019 and Chief Operating Officer since April 2022; officer and/or director of certain subsidiaries of Franklin. Formerly, with Citigroup, Inc. (a financial services firm) from 1995 to May 2019, as Managing Director, Global Head of Financial Institutions, Corporate Banking, and Global Head of Asset Management, Corporate and Investment Banking, from 2017 to May 2019, as Managing Director, Co-Head, Financial Institutions Corporate and Investment Banking, North America, and Global Head of Asset Management, Corporate and Investment Banking, from 2014 to 2017, as Managing Director, Co-Head, North America, Financial Institutions Corporate and Investment Banking from 2011 to 2014, as Managing Director and Co-Head, North America, Financial Institutions Corporate Banking from 2007 to 2011, and as Managing Director and Co-Head of Asset Management Banking from 2006 to 2007.
Alok Sethi
Age 61
Executive Vice President, Technology and Operations, of Franklin since October 2021; officer and/or director of various investment adviser, operations, and technology related subsidiaries of Franklin for more than the past five years, including as Senior Vice President of Franklin Advisers, Inc., Franklin Templeton Institutional, LLC and Templeton Investment Counsel, LLC since July 2014, Vice President of FASA, LLC since June 2014, and Vice President of Franklin Templeton Companies, LLC since June 2010.
Gwen L. Shaneyfelt
Age 60
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
Age 54
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2022, there were 2,588 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2022	93,803	$27.33	93,803	25,335,850
August 2022	948,637	26.07	948,637	24,387,213
September 2022	1,362	21.57	1,362	24,385,851
Total	1,043,802		1,043,802
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, alternative, multi-asset, and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

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
During the fiscal year ended September 30, 2022 (“fiscal year 2022”), global equity markets experienced significant declines driven by the economic impacts of inflationary pressures, interest rate increases by the Federal Reserve and other developed market central banks in an effort to combat inflation, central banks’ tightened monetary policies, the Russian invasion of Ukraine, and concerns about the risk of recession. The S&P 500 Index and MSCI World Index decreased 15.5% and 19.3% for the fiscal year. The global bond markets also declined as the Bloomberg Barclays Global Aggregate Index decreased 20.4% for the fiscal year driven by the interest rate increases.
Our total AUM was $1,297.4 billion at September 30, 2022, which was 15% lower than at September 30, 2021 driven by the negative impact of $269.0 billion of net market change, distributions and other, $27.8 billion of long-term net outflows and $0.8 billion of cash management net outflows, partially offset by $64.9 billion from acquisitions. Simple monthly average AUM (“average AUM”) decreased 2% during fiscal year 2022.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington Partners L.P. (“Lexington”), a leading global manager of secondary private equity and co-investment funds, for cash consideration of $1.0 billion and additional payments totaling $750.0 million to be paid in cash over the next three years. In connection with the acquisition, we granted a 25% ownership stake in Lexington and performance-based cash retention awards to certain employees that vest over approximately five years. On December 31, 2021, we acquired all of the outstanding ownership interest in O’Shaughnessy Asset Management, LLC (“OSAM”), a leading quantitative asset management firm, for cash consideration paid of approximately $300 million, excluding future payments to be made subject to the attainment of certain performance measures.
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

RESULTS OF OPERATIONS

(in millions, except per share data)				2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Operating revenues	$8,275.3	$8,425.5	$5,566.5	(2%)	51%
Operating income	1,773.9	1,875.0	1,048.9	(5%)	79%
Operating margin[1]	21.4%	22.3%	18.8%

Net income attributable to Franklin Resources, Inc.	$1,291.9	$1,831.2	$798.9	(29%)	129%
Diluted earnings per share	$2.53	$3.57	$1.59	(29%)	125%

As adjusted (non-GAAP):[2]
Adjusted operating income	$2,323.5	$2,379.3	$1,491.1	(2%)	60%
Adjusted operating margin	35.9%	37.7%	38.5%

Adjusted net income	$1,855.6	$1,915.2	$1,311.0	(3%)	46%
Adjusted diluted earnings per share	$3.63	$3.74	$2.61	(3%)	43%
__________________
1Defined as operating income divided by total operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)				2022 vs. 2021	2021 vs. 2020
as of September 30,	2022	2021	2020
Fixed Income	$490.9	$650.3	$656.9	(25%)	(1%)
Equity	392.3	523.6	438.1	(25%)	20%
Alternative	225.1	145.2	122.1	55%	19%
Multi-Asset	131.5	152.4	129.4	(14%)	18%
Cash Management	57.6	58.6	72.4	(2%)	(19%)
Total	$1,297.4	$1,530.1	$1,418.9	(15%)	8%

Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM. Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM			2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Fixed Income	$586.5	$657.5	$330.5	(11%)	99%
Equity	491.3	502.9	290.8	(2%)	73%
Alternative	185.1	132.6	63.7	40%	108%
Multi-Asset	146.1	146.4	122.7	0%	19%
Cash Management	60.2	64.7	25.2	(7%)	157%
Total	$1,469.2	$1,504.1	$832.9	(2%)	81%

	Mix of Average AUM
for the fiscal years ended September 30,	2022	2021	2020
Fixed Income	40%	44%	39%
Equity	33%	33%	35%
Alternative	13%	9%	8%
Multi-Asset	10%	10%	15%
Cash Management	4%	4%	3%
Total	100%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)				2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Beginning AUM	$1,530.1	$1,418.9	$692.6	8%	105%
Long-term inflows	320.4	364.7	182.4	(12%)	100%
Long-term outflows	(348.2)	(389.9)	(244.0)	(11%)	60%
Long-term net flows	(27.8)	(25.2)	(61.6)	10%	(59%)
Cash management net flows	(0.8)	(15.1)	(9.9)	(95%)	53%
Total net flows	(28.6)	(40.3)	(71.5)	(29%)	(44%)
Acquisitions	64.9	3.5	806.5	NM	(100%)
Net market change, distributions and other	(269.0)	148.0	(8.7)	NM	NM
Ending AUM	$1,297.4	$1,530.1	$1,418.9	(15%)	8%

Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2022	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2021	$650.3	$523.6	$145.2	$152.4	$58.6	$1,530.1
Long-term inflows	138.4	123.0	22.4	36.6	—	320.4
Long-term outflows	(168.6)	(131.6)	(16.1)	(31.9)	—	(348.2)
Long-term net flows	(30.2)	(8.6)	6.3	4.7	—	(27.8)
Cash management net flows	—	—	—	—	(0.8)	(0.8)
Total net flows	(30.2)	(8.6)	6.3	4.7	(0.8)	(28.6)
Acquisitions	—	4.6	58.0	2.3	—	64.9
Net market change, distributions and other	(129.2)	(127.3)	15.6	(27.9)	(0.2)	(269.0)
AUM at September 30, 2022	$490.9	$392.3	$225.1	$131.5	$57.6	$1,297.4

AUM decreased $232.7 billion or 15% during fiscal year 2022 due to the negative impact of $269.0 billion of net market change, distributions and other, $27.8 billion of long-term net outflows and $0.8 billion of cash management net outflows, partially offset by acquisitions of $64.9 billion. Net market change, distributions and other primarily consists of $199.2 billion of market depreciation, $48.7 billion of long-term distributions and a $21.1 billion decrease from foreign exchange revaluation. The market depreciation occurred in all asset classes with the exception of the alternative asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Japanese Yen, Euro, Pound Sterling and Australian dollar.

Long-term inflows decreased 12% to $320.4 billion, as compared to the prior year, driven by lower inflows in fixed income institutional separate accounts, open-end funds, and retail separately managed accounts, as well as equity open-end funds, partially offset by higher alternative inflows for private funds. Long-term outflows decreased 11% to $348.2 billion due to lower outflows in fixed income institutional separate accounts, equity and multi-asset open-end funds, and equity sub-advised mutual funds, partially offset by higher equity outflows in retail separately managed accounts and multi-asset sub-advised mutual funds.

(in billions)
for the fiscal year ended September 30, 2021	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2020	$656.9	$438.1	$122.1	$129.4	$72.4	$1,418.9
Long-term inflows	176.5	132.1	19.8	36.3	—	364.7
Long-term outflows	(188.2)	(154.2)	(11.8)	(35.7)	—	(389.9)
Long-term net flows	(11.7)	(22.1)	8.0	0.6	—	(25.2)
Cash management net flows	—	—	—	—	(15.1)	(15.1)
Total net flows	(11.7)	(22.1)	8.0	0.6	(15.1)	(40.3)
Acquisitions	3.5	—	—	—	—	3.5
Net market change, distributions and other	1.6	107.6	15.1	22.4	1.3	148.0
AUM at September 30, 2021	$650.3	$523.6	$145.2	$152.4	$58.6	$1,530.1
AUM increased $111.2 billion or 8% during fiscal year 2021 due to the positive impact of $148.0 billion of net market change, distributions and other, and $3.5 billion from an acquisition, partially offset by $25.2 billion of long-term net outflows and $15.1 billion of cash management net outflows. Net market change, distributions and other primarily consists of $176.3 billion of market appreciation, partially offset by $29.1 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and multi-asset classes and reflected positive returns in global equity markets.
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

(in billions)
for the fiscal year ended September 30, 2020	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2019	$250.6	$263.9	$45.0	$123.6	$9.5	$692.6
Long-term inflows	79.7	64.6	10.6	27.5	—	182.4
Long-term outflows	(112.9)	(90.6)	(7.3)	(33.2)	—	(244.0)
Long-term net flows	(33.2)	(26.0)	3.3	(5.7)	—	(61.6)
Cash management net flows	—	—	—	—	(9.9)	(9.9)
Total net flows	(33.2)	(26.0)	3.3	(5.7)	(9.9)	(71.5)
Acquisition	449.6	189.2	73.9	18.2	75.6	806.5
Net market change, distributions and other	(10.1)	11.0	(0.1)	(6.7)	(2.8)	(8.7)
AUM at September 30, 2020	$656.9	$438.1	$122.1	$129.4	$72.4	$1,418.9
AUM by sales region was as follows:

(in billions)				2022 vs. 2021	2021 vs. 2020
as of September 30,	2022	2021	2020
United States	$971.3	$1,140.2	$1,024.0	(15%)	11%
International
Asia-Pacific	118.4	155.6	168.6	(24%)	(8%)
Europe, Middle East and Africa	126.6	153.9	141.8	(18%)	9%
Americas, excl. U.S.	81.1	80.4	84.5	1%	(5%)
Total international	$326.1	$389.9	$394.9	(16%)	(1%)
Total	$1,297.4	$1,530.1	$1,418.9	(15%)	8%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of September 30, 2022	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	40%	42%	32%	69%	26%	49%	58%	92%
Equity	44%	34%	49%	64%	39%	29%	44%	37%
Total AUM[3]	52%	47%	51%	57%	41%	48%	58%	70%
 _______________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 36%, 36%, 36% and 34% of our total AUM as of September 30, 2022.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 64%, 63%, 63% and 59% of our total AUM as of September 30, 2022.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 17% and 10% of our total AUM at September 30, 2022.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of October 7, 2022 and are subject to revision.
Past performance is not indicative of future results. For AUM included in institutional and retail separately managed accounts and investment funds managed in the same strategy as separate accounts, performance comparisons are based on gross-of-fee performance. For investment funds which are not managed in a separate account format, performance comparisons are based on net-of-fee performance. These performance comparisons do not reflect the actual performance of any specific separate account or investment fund; individual separate account and investment fund performance may differ. The information in this presentation is provided solely for use in connection with this document, and is not directed toward existing or potential clients of Franklin.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Investment management fees	$6,616.8	$6,541.6	$3,981.7	1%	64%
Sales and distribution fees	1,415.0	1,635.5	1,362.0	(13%)	20%
Shareholder servicing fees	193.0	211.2	195.1	(9%)	8%
Other	50.5	37.2	27.7	36%	34%
Total Operating Revenues	$8,275.3	$8,425.5	$5,566.5	(2%)	51%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $75.2 million in fiscal year 2022 primarily due to higher performance fees, partially offset by a 2% decrease in average AUM. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisition of Lexington.
Investment management fees increased $2,559.9 million in fiscal year 2021 primarily due to the acquisition of Legg Mason, a 5% increase in average AUM and higher performance fees. The increase in average AUM occurred primarily in the equity and multi-asset asset classes, partially offset by a decrease in the fixed income asset class.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 41.6, 41.8 and 47.3 basis points for fiscal years 2022, 2021 and 2020. The rate decrease in fiscal year 2022 was primarily due to a shift in assets from higher-fee products to lower-fee products in the fixed income and equity asset classes. The rate decrease in fiscal year 2021 was primarily due to the Legg Mason acquisition, as Legg Mason generally had a lower overall effective fee rate due to a higher mix of institutional and fixed income AUM.
Performance-based investment management fees were $498.2 million, $258.6 million and $44.0 million for fiscal years 2022, 2021 and 2020. The increase in fiscal year 2022 was primarily due to strong performance by our alternative specialist investment managers, while the increase in fiscal year 2021 was primarily due to the acquisition of Legg Mason as well as strong performance.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Asset-based fees	$1,150.2	$1,302.3	$1,096.3	(12%)	19%
Sales-based fees	251.1	314.6	245.9	(20%)	28%
Contingent sales charges	13.7	18.6	19.8	(26%)	(6%)
Sales and Distribution Fees	$1,415.0	$1,635.5	$1,362.0	(13%)	20%
Asset-based distribution fees decreased $152.1 million in fiscal year 2022 primarily due to a 12% decrease in the related average AUM. Asset-based distribution fees increased $206.0 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $53.1 million from a 5% increase in the related average AUM, partially offset by $33.2 million from a higher mix of lower-fee U.S. assets.
Sales-based fees decreased $63.5 million in fiscal year 2022 primarily due to a 20% decrease in commissionable sales. Sales-based fees increased $68.7 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $13.0 million from higher commissionable sales.
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
Shareholder servicing fees decreased $18.2 million in fiscal year 2022 primarily due to lower levels of related AUM and transactions. Shareholder servicing fees increased $16.1 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and higher levels of related AUM, partially offset by lower levels of transactions.
Other
Other revenue increased $13.3 million and increased $9.5 million in fiscal years 2022 and 2021 primarily due to higher real estate transaction fees earned by certain of our alternative asset managers.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,
Compensation and benefits	$3,089.8	$2,971.3	$1,873.9	4%	59%
Sales, distribution and marketing	1,845.6	2,105.8	1,703.1	(12%)	24%
Information systems and technology	500.2	486.1	288.4	3%	69%
Occupancy	218.9	218.1	147.9	0%	47%
Amortization of intangible assets	282.0	232.0	54.0	22%	330%
General, administrative and other	564.9	537.2	450.3	5%	19%
Total Operating Expenses	$6,501.4	$6,550.5	$4,517.6	(1%)	45%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Salaries, wages and benefits	$1,426.4	$1,428.6	$1,062.7	0%	34%
Incentive compensation	1,500.5	1,303.9	550.0	15%	137%
Acquisition-related retention	167.2	163.7	195.8	2%	(16%)
Other[1]	(4.3)	75.1	65.4	NM	15%
Compensation and Benefits Expenses	$3,089.8	$2,971.3	$1,873.9	4%	59%
_______________
1    Includes impact of gains and losses on investments related to deferred compensation plans and seed investments, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; special termination benefits; and acquisition-related performance-based investment management fees which are passed through as compensation and benefits expense.
Salaries, wages and benefits decreased $2.2 million in fiscal year 2022 primarily due to a $16.8 million decrease in termination benefits and the impact of headcount reductions which were substantially offset by increases due to annual salary adjustments and the acquisitions of Lexington and OSAM. Salaries, wages and benefits increased $365.9 million in fiscal year 2021, primarily due to the acquisition of Legg Mason.
Incentive compensation increased $196.6 million in fiscal year 2022, primarily due to higher performance fees and the acquisition of Lexington. Incentive compensation increased $753.9 million in fiscal year 2021, primarily due to the acquisition of Legg Mason.
Acquisition-related retention expenses increased $3.5 million in fiscal year 2022, primarily due to acquisition of Lexington and decreased $32.1 million in fiscal year 2021 primarily due to lower costs associated with the acquisition of Legg Mason.
Other compensation and benefits were $(4.3) million, $75.1 million, and $65.4 million for fiscal years 2022, 2021, and 2020. The changes for fiscal years 2022 and 2021 were primarily related to market adjustments on investments related to our deferred compensation plans and compensation related to minority interests. Special termination benefits also decreased $18.9 million and $27.7 million in fiscal years 2022 and 2021 primarily due to workforce optimization initiatives related to the acquisition of Legg Mason.
We expect to incur acquisition-related retention expenses of approximately $230 million during the fiscal year ending September 30, 2023 (“fiscal year 2023”), and decreasing over the following two fiscal years by approximately $30 million and $70 million. At September 30, 2022, our global workforce had decreased to approximately 9,800 employees from approximately 10,300 at September 30, 2021.

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
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,
Asset-based expenses	$1,532.6	$1,714.7	$1,369.0	(11%)	25%
Sales-based expenses	248.2	312.9	253.8	(21%)	23%
Amortization of deferred sales commissions	64.8	78.2	80.3	(17%)	(3%)
Sales, Distribution and Marketing	$1,845.6	$2,105.8	$1,703.1	(12%)	24%
Asset-based expenses decreased $182.1 million in fiscal year 2022 primarily due to an 11% decrease in the related average AUM. Asset-based expenses increased $345.7 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $59.7 million from a 5% increase in the related average AUM.
Sales-based expenses decreased $64.7 million in fiscal year 2022 primarily due to a 20% decrease in commissionable sales. Sales-based expenses increased $59.1 million in fiscal year 2021 primarily due to the acquisition of Legg Mason and $12.1 million from higher commissionable sales.
Information Systems and Technology
Information systems and technology expenses increased $14.1 million in fiscal year 2022 primarily due to higher costs incurred for technology consulting, software and external data services offset in part by lower technology depreciation. Information systems and technology expenses increased $197.7 million in fiscal year 2021 primarily due to higher external data service and software costs and technology consulting as a result of the Legg Mason acquisition.
Occupancy
Occupancy expenses remained relatively flat in fiscal year 2022 and increased $70.2 million in fiscal year 2021. The increase in fiscal year 2021 was primarily due to an increase in leased office space as a result of the Legg Mason acquisition.
Amortization of intangible assets
Amortization of intangible assets increased $50.0 million in fiscal year 2022, primarily due to intangible assets recognized as part of the acquisition of Lexington Partners, and increased $178.0 million in fiscal year 2021 primarily due to intangible assets recognized as part of the acquisition of Legg Mason.

General, Administrative and Other

General, administrative and other expenses primarily consist of professional fees, fund-related service fees payable to external parties, advertising and promotion, travel and entertainment, and other miscellaneous expenses.

General, administrative and other operating expenses increased $27.7 million in fiscal year 2022, primarily due to increases of $27.1 million in advertising and promotion expenses, due in part to our global brand campaign, $25.7 million in professional fees, largely related to acquisition-costs, and $24.0 million in travel and entertainment expenses. Fiscal year 2022 also included $20.3 million of non-recurring costs incurred in connection with the outsourcing of our transfer agent functions. These increases were partially offset by $43.0 million of closed-end fund product launch costs incurred in the prior year. Fiscal year 2022 also included net credits of $19.2 million to adjust the fair values of our contingent consideration asset and liabilities, as compared to $4.1 million of expense recognized in the prior year.
General, administrative and other operating expenses increased $86.9 million in fiscal year 2021, primarily due to the acquisition of Legg Mason and $43.0 million of closed-end fund product launch costs. The increase was also due to increases of $35.0 million in third-party fund administration and sub-advisory service fees and $12.9 million in placement and platform fees. The increases were partially offset by $55.4 million of prior year impairments of intangible assets and goodwill primarily related to assets recognized from the acquisitions of Benefit Street Partners, L.L.C. and Onsa, Inc., (formally known as TokenVault, Inc.).
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2022 vs. 2021	2021 vs. 2020
for the fiscal years ended September 30,	2022	2021	2020
Investment and other income (losses), net	$91.1	$264.7	$(38.4)	(66%)	NM
Interest expense	(98.2)	(85.4)	(33.4)	15%	156%
Investment and other income (losses) of consolidated investment products, net	(17.7)	421.1	70.2	NM	500%
Expenses of consolidated investment products	(19.7)	(31.2)	(29.4)	(37%)	6%
Other Income (Expenses), Net	$(44.5)	$569.2	$(31.0)	NM	NM
Investment and other income (losses), net consists primarily of gains (losses) on investments held by the Company, income (losses) from equity method investees, foreign currency exchange gains (losses), rental income from excess owned space which we lease to third parties, gains (losses) on derivatives, and dividend income.
Investment and other income (losses), net decreased $173.6 million in fiscal year 2022 primarily due to the impact of market declines in the current year. Investment and other income (losses), net increased $303.1 million in fiscal year 2021 primarily due to income from equity method investees and gains on investments held by the Company, partially offset by a decrease in dividend income and losses on derivatives.
Income from equity method investees decreased $118.1 million in fiscal year 2022. The current year included a $52.6 million gain recognized on the sale of our investment in Embark, offset in part by losses from equity method investees, largely related to declines in market valuations of investments held by various global equity and alternative funds, while the prior year included gains from equity method investees. Equity method investees generated income of $154.3 million in fiscal year 2021, as compared to losses of $98.1 million in fiscal year 2020, reflecting recovery in market valuations of investments held by various global equity funds.
Investments held by the Company generated net losses of $75.4 million, as compared to net gains of $90.9 million in the prior year, primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by net gains from investments measured at cost adjusted for observable price change. Investments held by the Company generated net gains of $90.9 million in fiscal year 2021, as compared to net losses of $16.8 million in fiscal year 2020, primarily from various nonconsolidated funds, and in fiscal year 2021, assets invested for Legg Mason deferred compensation plans.

Net foreign currency exchange gains were $40.6 million in fiscal year 2022, as compared to net losses of $11.9 million in the prior year. The increases were primarily due to the impact of the strengthening of the U.S. dollar against the Euro and British Pound.
Derivatives generated gains of $20.9 million in fiscal year 2022, losses of $23.2 million in fiscal 2021, and gains of $3.0 million in fiscal 2020.
Dividend and interest income increased $20.3 million in fiscal year 2022, primarily due to higher yields on money market funds, and decreased $45.6 million in fiscal year 2021 primarily due to lower dividend yields on money market funds.
Interest expense increased $12.8 million in fiscal year 2022 primarily due to accretion on Lexington deferred consideration. Interest expense increased $52.0 million in fiscal year 2021 primarily due to interest expense recognized on debt of Legg Mason and on the senior unsecured unsubordinated notes issued during fiscal year 2021, partially offset by the redemption of the junior notes issued by Legg Mason.
Investment and other income (loss) of consolidated investment products, net consists of investment gains (losses) on investments held by consolidated investment products (“CIPs”) and dividend and interest income. Expenses of consolidated investment products primarily consists of fund-related expenses, including professional fees and other administrative expenses, and interest expense. Significant portions of the investment and other income of consolidated investment products, net and expenses of consolidated investment products are offset in noncontrolling interests in our consolidated statements of income.
Investments held by CIPs generated losses of $66.9 million in fiscal year 2022, as compared to gains of $324.6 million in the prior year, largely related to net losses on holdings of various equity and fixed income funds and lower gains on holdings of various alternative funds. Dividend and interest income of CIPs was $49.2 million in fiscal year 2022, as compared to $96.5 million in the prior year. Investment and other income of consolidated investment products, net increased $350.9 million in fiscal year 2021 primarily due to net gains on investments held by various alternative funds.
Expenses of consolidated investment products decreased $11.5 million in fiscal year 2022 and increased $1.8 million in fiscal year 2021, due to activity of the funds.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2022, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$4,134.9	$—	$—	$—	$—	$4,134.9
Investments
Alternative	—	167.2	510.9	78.3	580.3	1,336.7
Equity	—	229.8	235.5	152.0	82.9	700.2
Fixed Income	—	172.7	10.2	36.0	232.4	451.3
Multi-Asset	—	43.8	14.9	—	71.6	130.3
Total investments	—	613.5	771.5	266.3	967.2	2,618.5
Total Cash and Cash Equivalents and Investments [2,3]	$4,134.9	$613.5	$771.5	$266.3	$967.2	$6,753.4

 ______________
1See Note 1 – Significant Accounting Policies and Note 5 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $3,602.0 million held for operational activities, including investments in sponsored funds and other products, and $216.4 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $296.3 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests.
TAXES ON INCOME
Our effective income tax rate for fiscal year 2022 was 22.9% as compared to 14.3% in fiscal year 2021 and 22.7% in fiscal year 2020. The rate increase in fiscal year 2022 was primarily due to the release of a tax reserve in the prior year following the close of an IRS audit of the U.S. taxation of deemed foreign dividends for fiscal year 2018, net losses on investments held by CIPs for which there are no related tax benefits, as compared to net gains in fiscal year 2021, and a decrease in foreign earnings. The rate decrease in fiscal year 2021 was primarily due the release of the tax reserve mentioned above and net income attributable to noncontrolling interests as compared to a net loss in fiscal year 2020.
Our effective income tax rate reflects the relative contributions of earnings in the jurisdictions in which we operate, which have varying tax rates. Changes in our pre-tax income mix, tax rates or tax legislation in such jurisdictions may affect our effective income tax rate and net income.
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
As supplemental information, we are providing performance measures for “adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share,” each of which is based on methodologies other than generally accepted accounting principles (“non-GAAP measures”). Management believes these non-GAAP measures are useful indicators of our financial performance and may be helpful to investors in evaluating our relative performance against industry peers.
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
•Acquisition-related items:
◦Acquisition-related retention compensation.
◦Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration assets and liabilities.
◦Amortization of intangible assets.
◦Impairment of intangible assets and goodwill, if any.
•Special termination benefits related to workforce optimization initiatives related to past acquisitions and certain initiatives undertaken by the Company.
•Impact on compensation and benefits expense from gains and losses on investments related to deferred compensation plans, which is offset in investment and other income (losses), net.
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
Adjusted Net Income and Adjusted Diluted Earnings Per Share
We define adjusted net income as net income attributable to Franklin Resources, Inc. adjusted to exclude the following:
•Activities of CIPs.
•Acquisition-related items:
◦Acquisition-related retention compensation.
◦Other acquisition-related expenses including professional fees, technology costs and fair value adjustments related to contingent consideration assets and liabilities.
◦Amortization of intangible assets.
◦Impairment of intangible assets and goodwill, if any.
◦Write off of noncontrolling interests related to the wind down of an acquired business.
◦Interest expense for amortization of Legg Mason debt premium from acquisition-date fair value adjustment.
•Special termination benefits related to workforce optimization initiatives related to past acquisitions and certain initiatives undertaken by the Company.

•Net gains or losses on investments related to deferred compensation plans which are not offset by compensation and benefits expense.
•Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests.
•Unrealized investment gains and losses.
•Net income tax expense of the above adjustments based on the respective blended rates applicable to the adjustments.
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating our non-GAAP measures, we adjust for the impact of CIPs because it is not considered reflective of our underlying results of operations. Acquisition-related items and special termination benefits are excluded to facilitate comparability to other asset management firms. We adjust for compensation and benefits expense related to funded deferred compensation plans because it is partially offset in other income (expense), net. We adjust for compensation and benefits expense and net income (loss) attributable to redeemable noncontrolling interests to reflect the economics of certain profits interest arrangements. Sales and distribution fees and a portion of investment management fees generally cover sales, distribution and marketing expenses and, therefore, are excluded from adjusted operating revenues. In addition, when calculating adjusted net income and adjusted diluted earnings per share we exclude unrealized investment gains and losses included in investment and other income (losses) because the related investments are generally expected to be held long term.
The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2022	2021	2020
for the fiscal years ended September 30,
Operating income	$1,773.9	$1,875.0	$1,048.9
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	48.2	22.8	23.6
Acquisition-related retention	167.2	163.7	195.8
Compensation and benefits expense from gains (losses) on deferred compensation and seed investments, net	(36.7)	22.7	1.2
Other acquisition-related expenses	60.7	36.0	57.4
Amortization of intangible assets	282.0	232.0	54.0
Impairment of goodwill and intangible assets	—	—	55.4
Special termination benefits	8.2	27.1	54.8
Compensation and benefits expense related to minority interests in certain subsidiaries	20.0	—	—
Adjusted operating income	$2,323.5	$2,379.3	$1,491.1

Total operating revenues	$8,275.3	$8,425.5	$5,566.5
Add (subtract):
Acquisition-related pass through performance fees	(4.2)	(25.3)	(9.4)
Sales and distribution fees	(1,415.0)	(1,635.5)	(1,362.0)
Allocation of investment management fees for sales, distribution and marketing expenses	(430.6)	(470.3)	(341.1)
Elimination of operating revenues upon consolidation of investment products¹	48.2	22.8	23.6
Adjusted operating revenues	$6,473.7	$6,317.2	$3,877.6

Operating margin	21.4%	22.3%	18.8%
Adjusted operating margin	35.9%	37.7%	38.5%

(in millions, except per share data)	2022	2021	2020
for the fiscal years ended September 30,
Net income attributable to Franklin Resources, Inc.	$1,291.9	$1,831.2	$798.9
Add (subtract):
Net income of consolidated investment products¹	(0.2)	(2.8)	(4.6)
Acquisition-related retention	167.2	163.7	195.8
Other acquisition-related expenses	73.3	34.0	58.6
Amortization of intangible assets	282.0	232.0	54.0
Impairment of goodwill and intangible assets	—	—	55.4
Special termination benefits	8.2	27.1	54.8
Net losses (gains) on deferred compensation plan investments not offset by compensation and benefits expense	9.0	(1.2)	(0.1)
Unrealized investment losses (gains)	191.9	(285.7)	221.0
Interest expense for amortization of debt premium	(25.2)	(51.4)	(4.7)
Write-off of noncontrolling interests	—	—	(16.7)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	1.4	—	—
Net income tax expense of adjustments	(143.9)	(31.7)	(101.4)
Adjusted net income	$1,855.6	$1,915.2	$1,311.0

Diluted earnings per share	$2.53	$3.57	$1.59
Adjusted diluted earnings per share	3.63	3.74	2.61
__________________
1The impact of consolidated investment products is summarized as follows:

(in millions)	2022	2021	2020
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(48.2)	$(22.8)	$(23.6)
Other income, net	24.2	207.4	33.6
Less: income (loss) attributable to noncontrolling interests	(24.2)	181.8	5.4
Net income	$0.2	$2.8	$4.6
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Operating cash flows	$1,956.7	$1,245.4	$1,083.3
Investing cash flows	(3,329.2)	(2,615.9)	(4,061.9)
Financing cash flows	1,585.0	2,030.1	734.4
Net cash provided by operating activities increased in fiscal year 2022 primarily due to lower net purchases of investments by CIPs, higher net income adjusted for non-cash items and timing differences in the cash settlement of operating assets and liabilities. Net cash used in investing activities increased as compared to the prior year primarily due to cash paid for acquisitions in the current year, partially offset by net liquidations of our investments as compared to net purchases in the prior year. Net cash provided by financing activities decreased as compared to the prior year primarily due to proceeds from issuance of debt in the prior year, partially offset by higher net proceeds from debt of CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2022	2021	2020
Assets
Cash and cash equivalents	$4,086.8	$4,357.8	$3,026.8
Receivables	1,130.8	1,300.4	1,114.8
Investments	830.0	1,042.2	982.2
Total Liquid Assets	$6,047.6	$6,700.4	$5,123.8

Liability
Debt	$3,376.4	$3,399.4	$3,017.1
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2022 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
On September 15, 2022, we repaid all of the outstanding $300.0 million 2.800% senior notes due in September 2022 issued by Franklin Resources, Inc. at the principal amount plus accrued and unpaid interest of $4.2 million.

On September 8, 2022, we entered into a term loan credit agreement with several financial institutions to establish a 3-year term loan with an aggregate commitment of $300.0 million.

On January 10, 2022, we entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364- day revolving credit facility with an aggregate commitment of $500.0 million. On September 8, 2022, we amended and restated the credit facility to, among other things, extend its maturity to September 7, 2023. As of the time of this filing, there were no amounts outstanding.
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At September 30, 2022, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,583.3 million. At September 30, 2022, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,493.1 million. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The senior notes contain an optional redemption feature that allows us to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on our ability and the ability of our subsidiaries to pledge voting stock or profit participating equity interests in our subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if we consolidate or merge with, or sell all of our assets to, another entity. The 364-day revolving credit facility and term loan credit agreement contain a financial performance covenant requiring that the Company maintains a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00. We were in compliance with all debt covenants at September 30, 2022.
At September 30, 2022, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business including through acquisitions, pay stockholder dividends, invest in our products, pay income taxes and operating expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, and repay and service debt. While we expect to continue to repurchase shares to offset dilution from stock-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment teams and operations.
In the ordinary course of business, we enter into contracts or purchase obligations with third parties whereby the third parties provide goods or services to or on behalf of the Company. Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and are recorded as liabilities in the consolidated financial statements when services are provided. At September 30, 2022, we had $706.6 million of purchase obligations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $1.16 per share ($0.29 per share per quarter) in fiscal year 2022, and of $1.12 per share ($0.28 per share per quarter) in fiscal year 2021. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During fiscal years 2022 and 2021, we repurchased 6.5 million and 7.3 million shares of our common stock at a cost of $180.8 million and $208.2 million. At September 30, 2022, 24.4 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.

We routinely make cash investments in the course of launching sponsored funds. At September 30, 2022, we had $227.6 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the consolidated balance sheet.
We invested $109.2 million, net of redemptions, into our sponsored products during fiscal year 2022, and invested $182.2 million, net of redemptions, during fiscal year 2021.
On September 27, 2022 we entered into a lease agreement for office space in New York City located at One Madison Avenue with occupancy expected to begin in early fiscal year 2024 with an aggregate expected commitment of $766.7 million over 16 years. This is part of an initiative to consolidate our existing office space in New York City.
On November 1, 2022, we acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from The Bank of New York Mellon Corporation for cash consideration of approximately $587.3 million paid at closing, including $188.3 million related to investments, and up to $350.0 million in contingent consideration to be paid upon on the achievement of certain performance thresholds over the next four years. We paid the purchase price from our existing cash.
On April 1, 2021, we acquired all of the outstanding ownership interests in Lexington, a leading global manager of secondary private equity and co-investment funds, for cash consideration of approximately $1.0 billion and additional payments totaling $750.0 million to be paid in cash over the next three years. In connection with the acquisition, we granted a 25% profits interest in Lexington and performance-based cash retention awards to certain employees that vest over approximately five years. We paid the purchase price from our existing cash.
On December 31, 2021, we acquired all of the outstanding ownership interests in OSAM, a leading quantitative asset management firm, for cash consideration of approximately $300.0 million, excluding future payments to be made subject to the attainment of certain performance measures. We paid the purchase price from our existing cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during fiscal year 2022 or 2021.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, concerns about the global economic outlook and the risk of recession as well as the ongoing COVID-19 pandemic have adversely affected and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key assumption used in the analysis includes the amount of AUM. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2022, we were the primary beneficiary of 53 investment product VIEs.
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
Our management contract intangible assets are amortized over their estimated useful lives, which range from three to sixteen years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period. Trade names are amortized over their estimated useful lives which range from five to twenty years using the straight-line method.
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
We performed a qualitative annual impairment test for goodwill and all indefinite-lived intangible assets as of August 1, 2022 and concluded it is more likely than not that the fair values of the reporting unit and the indefinite-lived intangible assets exceed their carrying values.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual assessment to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of our impairment assessment as of August 1, 2022. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2022, there were no impairments of goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful life as well as royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. There were no impairments of definite-lived intangible assets during fiscal year 2022.
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
As of September 30, 2022, Level 3 assets represented 12% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities, and real estate. There were $5.8 million of transfers into and $9.3 million of transfers out of Level 3 during fiscal year 2022.
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
Other equity and debt securities consist of other equity investment securities and debt securities carried at fair value. Changes in the fair value are recognized as gains and losses in earnings. The fair values of equity securities, excluding fund products, and debt securities are determined using independent third-party broker or dealer price quotes or based on either a market-based or income-based approach using significant unobservable inputs. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient.
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
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2022 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

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
AUM Market Price Risk
We are exposed to market risk through our investment management and distribution fees, which are generally calculated as a percentage of AUM. Changes in market prices, interest rates, credit spreads, foreign exchange rates, or a combination of these factors could cause the value of AUM to decline, which would result in lower investment management and distribution fees. Our exposure to these risks is reduced as we sponsor a broad range of investment products in various global jurisdictions, which serves to mitigate the impact of changes in any particular market or region.
Assuming the respective effective fee rates and asset mix remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2022 would have resulted in an increase or decrease in operating revenues of $726.9 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in funds that invest in debt securities, which were $1,918.3 million at September 30, 2022. Our exposure to interest rate risks from these investments is mitigated by the low average duration exposure and a broad range of products in various global jurisdictions. We had minimal exposure to changes in interest rates from debt obligations at September 30, 2022 as substantially all of our outstanding debt was issued at fixed rates.
As of September 30, 2022, we have considered the potential impact of a 100 basis point movement in market interest rates on our investments in funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling and Australian dollar. These assets accounted for 19% of the total cash and cash equivalents and investments at September 30, 2022.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2022 would result in a $109.1 million decrease in accumulated other comprehensive loss and a $19.9 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2022. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $158.1 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$613.5	$674.9	$552.1
Direct investments in CIPs	967.2	1,063.9	870.5
Total	$1,580.7	$1,738.8	$1,422.6

Item 8.    Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2022, 2021 and 2020.

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
On April 1, 2022, Franklin Resources, Inc. completed the acquisition of Lexington Partners L.P. (“Lexington”). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Lexington. Lexington represents approximately 2% of the Company’s consolidated total operating revenues and approximately 1% of the Company’s consolidated total assets, excluding associated goodwill and intangible assets, as of and for the fiscal year ended September 30, 2022. The recognition of goodwill and intangible assets, however, is covered by our internal controls over business combinations, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2022.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Lexington Partners L.P. from its assessment of internal control over financial reporting as of September 30, 2022 because Lexington Partners L.P. was acquired by the Company in a purchase business combination during 2022. We have also excluded Lexington Partners L.P. from our audit of internal control over financial reporting. Lexington Partners L.P. is a subsidiary whose total assets and total operating revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022.

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
Realizability of Deferred Tax Assets
As described in Note 13 to the consolidated financial statements, the Company had gross deferred tax assets of $1,014.7 million as of September 30, 2022, reduced by a $258.3 million valuation allowance. Management records a valuation allowance to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, management considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
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
November 14, 2022
We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2022	2021	2020
Operating Revenues
Investment management fees	$6,616.8	$6,541.6	$3,981.7
Sales and distribution fees	1,415.0	1,635.5	1,362.0
Shareholder servicing fees	193.0	211.2	195.1
Other	50.5	37.2	27.7
Total operating revenues	8,275.3	8,425.5	5,566.5
Operating Expenses
Compensation and benefits	3,089.8	2,971.3	1,873.9
Sales, distribution and marketing	1,845.6	2,105.8	1,703.1
Information systems and technology	500.2	486.1	288.4
Occupancy	218.9	218.1	147.9
Amortization of intangible assets	282.0	232.0	54.0
General, administrative and other	564.9	537.2	450.3
Total operating expenses	6,501.4	6,550.5	4,517.6
Operating Income	1,773.9	1,875.0	1,048.9
Other Income (Expenses)
Investment and other income (losses), net	91.1	264.7	(38.4)
Interest expense	(98.2)	(85.4)	(33.4)
Investment and other income (losses) of consolidated investment products, net	(17.7)	421.1	70.2
Expenses of consolidated investment products	(19.7)	(31.2)	(29.4)
Other income (expenses), net	(44.5)	569.2	(31.0)
Income before taxes	1,729.4	2,444.2	1,017.9
Taxes on income	396.2	349.6	230.8
Net income	1,333.2	2,094.6	787.1
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(46.9)	94.1	48.6
Nonredeemable noncontrolling interests	88.2	169.3	(60.4)
Net Income Attributable to Franklin Resources, Inc.	$1,291.9	$1,831.2	$798.9

Earnings per Share
Basic	$2.53	$3.58	$1.59
Diluted	2.53	3.57	1.59
.

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Net Income	$1,333.2	$2,094.6	$787.1
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(244.6)	29.1	25.8
Net unrealized gains (losses) on defined benefit plans, net of tax	0.8	0.9	(1.8)
Net unrealized gains on investments, net of tax	0.4	—	—
Total other comprehensive income (loss)	(243.4)	30.0	24.0
Total comprehensive income	1,089.8	2,124.6	811.1
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(46.9)	94.1	48.6
Nonredeemable noncontrolling interests	88.2	169.3	(60.4)
Comprehensive Income Attributable to Franklin Resources, Inc.	$1,048.5	$1,861.2	$822.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2022	2021
Assets
Cash and cash equivalents	$4,134.9	$4,357.8
Receivables	1,264.8	1,428.2
Investments (including $613.5 and $588.3 at fair value at September 30, 2022 and 2021)	1,651.3	1,510.3
Assets of consolidated investment products
Cash and cash equivalents	647.6	289.4
Investments, at fair value	7,898.1	5,820.1
Property and equipment, net	743.3	770.0
Goodwill	5,778.6	4,457.7
Intangible assets, net	5,082.1	4,710.2
Operating lease right-of-use assets	464.5	448.4
Other	395.4	376.3
Total Assets	$28,060.6	$24,168.4

Liabilities
Compensation and benefits	$1,464.4	$1,179.3
Accounts payable and accrued expenses	466.2	479.3
Income taxes	523.1	693.6
Debt	3,376.4	3,399.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	646.9	558.0
Debt	5,457.7	3,671.0
Deferred tax liabilities	347.8	311.7
Operating lease liabilities	528.4	518.4
Other	1,425.0	614.1
Total liabilities	14,235.9	11,424.8
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	1,525.8	933.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 499,575,175 and 501,807,677 shares issued and outstanding at September 30, 2022 and 2021	50.0	50.2
Retained earnings	12,045.6	11,550.8
Accumulated other comprehensive loss	(621.0)	(377.6)
Total Franklin Resources, Inc. stockholders’ equity	11,474.6	11,223.4
Nonredeemable noncontrolling interests	824.3	587.2
Total stockholders’ equity	12,298.9	11,810.6
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$28,060.6	$24,168.4
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2022, 2021 and 2020	Shares	Amount
Balance at October 1, 2019	499.3	$49.9	$—	$10,288.2	$(431.6)	$9,906.5	$635.0	$10,541.5
Net income (loss)				798.9		798.9	(60.4)	738.5
Other comprehensive income					24.0	24.0		24.0
Dividends declared on common stock ($1.08 per share)				(539.0)		(539.0)		(539.0)
Repurchase of common stock	(9.0)	(0.9)	(143.0)	(75.5)		(219.4)		(219.4)
Issuance of common stock	4.8	0.5	126.7			127.2		127.2
Stock-based compensation			16.3			16.3		16.3
Net subscriptions and other							164.4	164.4
Net deconsolidation of investment product							(6.8)	(6.8)
Acquisitions							39.1	39.1
Wind-down of a subsidiary							(16.7)	(16.7)
Balance at September 30, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$754.6	$10,869.1
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				1,831.2		1,831.2	169.3	2,000.5
Other comprehensive income					30.0	30.0		30.0
Dividends declared on common stock ($1.12 per share)				(573.7)		(573.7)		(573.7)
Repurchase of common stock	(7.3)	(0.7)	(192.8)	(14.7)		(208.2)		(208.2)
Issuance of common stock	14.0	1.4	132.0			133.4		133.4
Stock-based compensation			60.8			60.8		60.8
Net subscriptions and other				(2.1)		(2.1)	215.7	213.6
Net deconsolidation of investment products							(552.4)	(552.4)
Adjustment to fair value of redeemable noncontrolling interests				(159.2)		(159.2)		(159.2)
Balance at September 30, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				1,291.9		1,291.9	88.2	1,380.1
Other comprehensive loss					(243.4)	(243.4)		(243.4)
Dividends declared on common stock ($1.16 per share)				(585.2)		(585.2)		(585.2)
Repurchase of common stock	(6.5)	(0.6)	(231.4)	51.2		(180.8)		(180.8)
Issuance of common stock	4.3	0.4	171.4			171.8		171.8
Stock-based compensation			60.0			60.0		60.0
Net subscriptions and other				—		—	24.7	24.7
Net deconsolidation of investment products							(25.7)	(25.7)
Acquisition							149.9	149.9
Adjustment to fair value of redeemable noncontrolling interests				(263.1)		(263.1)		(263.1)
Balance at September 30, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Net Income	$1,333.2	$2,094.6	$787.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	208.2	171.9	122.3
Amortization of deferred sales commissions	64.8	78.2	80.3
Depreciation and other amortization	95.8	78.6	74.5
Amortization of intangible assets	282.0	232.0	54.0
Impairments of intangible assets and goodwill	—	—	55.4
Net losses (gains) on investments	75.4	(75.5)	15.5
Losses (income) from investments in equity method investees	(36.2)	(154.3)	98.1
Net losses (gains) on investments of consolidated investment products	95.1	(316.4)	36.8
Net purchase of investments by consolidated investment products	(355.9)	(781.0)	(682.8)
Deferred income taxes	98.0	3.7	(7.1)
Other	25.1	16.0	(28.7)
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(86.7)	(182.5)	134.7
Decrease (increase) in investments, net	(3.7)	12.8	537.3
Increase (decrease) in accrued compensation and benefits	281.7	114.8	(10.5)
Decrease in income taxes payable	(180.1)	(12.5)	(123.0)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	64.8	(97.3)	(131.2)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(4.8)	62.3	70.6
Net cash provided by operating activities	1,956.7	1,245.4	1,083.3
Purchase of investments	(926.4)	(770.4)	(481.4)
Liquidation of investments	1,026.4	594.0	880.0
Purchase of investments by consolidated collateralized loan obligations	(3,991.7)	(3,654.7)	(1,530.3)
Liquidation of investments by consolidated collateralized loan obligations	1,948.8	1,624.2	448.3
Decrease (increase) in loan receivables, net	—	42.7	(40.6)
Additions of property and equipment, net	(90.3)	(79.3)	(103.7)
Acquisitions, net of cash acquired	(1,354.7)	(9.0)	(3,821.4)
Payments of contingent consideration asset	19.9	20.3	—
Net consolidation (deconsolidation) of investment products	38.8	(383.7)	587.2
Net cash used in investing activities	(3,329.2)	(2,615.9)	(4,061.9)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Issuance of common stock	$25.1	$22.3	$20.6
Dividends paid on common stock	(583.1)	(559.7)	(533.2)
Repurchase of common stock	(180.8)	(208.2)	(218.2)
Proceeds from issuance of debt	—	1,193.9	—
Payment of debt issuance costs	—	(11.8)	—
Payments on debt	(300.0)	(750.0)	—
Proceeds from loan	300.0	—	0.2
Payments on loan	—	—	(0.4)
Proceeds from debt of consolidated investment products	4,884.4	2,937.9	1,390.7
Payments on debt by consolidated investment products	(2,745.8)	(1,315.7)	(334.2)
Payments on contingent consideration liabilities	(14.8)	—	(0.6)
Noncontrolling interests	200.0	721.4	409.5
Net cash provided by financing activities	1,585.0	2,030.1	734.4
Effect of exchange rate changes on cash and cash equivalents	(77.2)	(2.2)	27.4
Increase (decrease) in cash and cash equivalents	135.3	657.4	(2,216.8)
Cash and cash equivalents, beginning of year	4,647.2	3,989.8	6,206.6
Cash and Cash Equivalents, End of Year	$4,782.5	$4,647.2	$3,989.8

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$467.5	$498.0	$359.4
Cash paid for interest	133.3	116.6	18.9
Cash paid for interest by consolidated investment products	148.2	102.8	65.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
Business. Franklin is a holding company with subsidiaries operating under its Franklin Templeton and/or subsidiary brand names. The Company provides investment management and related services to investors in jurisdictions worldwide through investment products which include sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. The Company’s related services include fund administration, sales and distribution, and shareholder servicing.
Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2022 (“fiscal year 2022”).
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
Intangible assets acquired in business combinations consist primarily of investment management contracts and trade names. The fair values of the acquired management contracts are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. The fair value of trade names is determined using the relief from royalty method based on net present value of estimated future cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. The management contract intangible assets are amortized over their estimated useful lives, which range from three to 16 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period. Trade names intangible assets are amortized over their estimated useful lives which range from five to twenty years using the straight-line method. Amortization and impairment are recognized in general, administrative and other expense.
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
Other equity and debt securities consist of equity investment securities and debt securities carried at fair value. Changes in the fair value of equity securities other than fund products are recognized as gains and losses in earnings. The fair values of equity and debt securities are determined using independent third-party broker or dealer price quotes or based on either a market-based or income-based approach using significant unobservable inputs. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient.
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
Impairment of Investments. Investments in equity method investees and equity investments that do not have a readily determinable fair value are evaluated for impairment on a quarterly basis. The evaluation of equity investments considers qualitative factors, including the financial condition and specific events related to an investee that may indicate the fair value of the investment is less than its carrying value. Impairment of equity securities is recognized in earnings.

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
Note 2 – Acquisitions
 Lexington Partners L.P.
On April 1, 2022, the Company acquired all of the outstanding ownership interests in Lexington Partners L.P. (“Lexington”), a leading global manager of secondary private equity and co-investment funds, for cash consideration of $984.7 million paid at the time of close and deferred consideration of $750.0 million that has an acquisition-date fair value of $706.4 million. The consideration paid at close was funded from existing cash and the deferred consideration is included in other liabilities in the consolidated balance sheets. In connection with the acquisition, the Company granted a 25% profits interest in Lexington and performance-based cash retention awards to certain employees that vest over approximately five years. The acquisition bolsters the Company’s alternative asset capabilities, complementing its existing strengths in real estate, private credit, and hedge fund strategies.

The initial and revised estimated fair values of the assets acquired and liabilities and noncontrolling interests assumed was as follows:

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
as of April 1, 2022
Goodwill	$1,105.3	$(9.3)	$1,096.0
Definite-lived intangible assets	552.0	—	552.0
Investments	163.0		163.0
Operating lease right-of-use assets	84.4		84.4
Other assets and liabilities, net	28.1	9.3	37.4
Operating lease liabilities	(91.8)		(91.8)
Nonredeemable noncontrolling interests	(149.9)	—	(149.9)
Total Identifiable Net Assets	$1,691.1	$—	$1,691.1
The adjustments to the initial estimated fair values are a result of new information obtained about facts that existed as of the acquisition date. The goodwill is primarily attributable to expected growth opportunities from the combined operations and is expected to be deductible for tax purposes. The definite-lived intangible assets relate to acquired investment management contracts and trade names, which are amortized over their estimated useful lives ranging from 6.0 years to 20.0 years. Amortization expense related to the definite-lived intangible assets was $42.6 million for the fiscal year ended September 30, 2022. Costs incurred in connection with the acquisition were $16.3 million for the fiscal year ended September 30, 2022.

Lexington contributed $184.5 million of revenue and did not have a material impact to net income attributable to Franklin Resources, Inc. for the fiscal year ended September 30, 2022. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

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
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2022	2021	2020
Net income attributable to Franklin Resources, Inc.	$1,291.9	$1,831.2	$798.9
Less: allocation of earnings to participating nonvested stock and stock unit awards	54.1	77.7	15.3
Net Income Available to Common Stockholders	$1,237.8	$1,753.5	$783.6

Weighted-average shares outstanding – basic	488.7	489.9	491.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.6	0.7	0.5
Weighted-Average Shares Outstanding – Diluted	489.3	490.6	492.4

Earnings per Share
Basic	$2.53	$3.58	$1.59
Diluted	2.53	3.57	1.59

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for fiscal year 2022 and 0.5 million for the fiscal year ended September 30, 2020 (“fiscal year 2020”). No nonparticipating nonvested stock unit awards were excluded for the fiscal year ended September 30, 2021 (“fiscal year 2021”).
Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2022
Investment management fees	$4,926.6	$901.1	$309.6	$246.5	$233.0	$6,616.8
Sales and distribution fees	997.7	341.8	25.5	50.0	—	1,415.0
Shareholder servicing fees	153.8	36.0	1.4	0.2	1.6	193.0
Other	48.1	1.0	0.7	0.5	0.2	50.5
Total	$6,126.2	$1,279.9	$337.2	$297.2	$234.8	$8,275.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2021
Investment management fees	$4,647.7	$1,075.0	$333.3	$285.6	$200.0	$6,541.6
Sales and distribution fees	1,137.4	395.8	46.1	52.5	3.7	1,635.5
Shareholder servicing fees	164.7	36.1	6.6	0.2	3.6	211.2
Other	29.2	1.0	1.9	—	5.1	37.2
Total	$5,979.0	$1,507.9	$387.9	$338.3	$212.4	$8,425.5

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2020
Investment management fees	$2,482.5	$910.1	$217.6	$269.2	$102.3	$3,981.7
Sales and distribution fees	928.8	366.1	13.6	51.9	1.6	1,362.0
Shareholder servicing fees	158.6	25.5	8.4	0.3	2.3	195.1
Other	24.9	1.2	0.6	—	1.0	27.7
Total	$3,594.8	$1,302.9	$240.2	$321.4	$107.2	$5,566.5
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 81%, 81% and 89% of the Company’s total operating revenues for the fiscal years 2022, 2021 and 2020.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2022	2021
Investments, at fair value
Sponsored funds and separate accounts	$413.0	$368.3
Investments related to long-term incentive plans	143.3	160.0
Other equity and debt investments	57.2	60.0
Total investments, at fair value	613.5	588.3
Investments in equity method investees	771.5	814.3
Other investments	266.3	107.7
Total	$1,651.3	$1,510.3
The Company recognized other-than-temporary impairments of $29.9 million during fiscal year 2022, and insignificant amounts during fiscal years 2021 and 2020.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$289.5	$55.4	$14.1	$54.0	$413.0
Investments related to long-term incentive plans	143.3	—	—	—	143.3
Other equity and debt investments	3.1	19.4	2.7	32.0	57.2
Contingent consideration asset	—	—	9.8	—	9.8
Total Assets Measured at Fair Value	$435.9	$74.8	$26.6	$86.0	$623.3

Liabilities
Contingent consideration liabilities	$—	$—	$31.6	$—	$31.6
`

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Investments, at fair value
Sponsored funds and separate accounts	$241.3	$18.4	$24.6	$84.0	$368.3
Investments related to long-term incentive plans	160.0	—	—	—	160.0
Other equity and debt investments	3.3	13.3	—	43.4	60.0
Contingent consideration asset	—	—	19.4	—	19.4
Total Assets Measured at Fair Value	$404.6	$31.7	$44.0	$127.4	$607.7

Liabilities
Contingent consideration liabilities	$—	$—	$42.4	$—	$42.4
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)
as of September 30,	2022	2021
Nonredeemable investments[1]
Investments with known liquidation periods	$32.8	$53.9
Investments with unknown liquidation periods	29.4	46.6

Redeemable investments[2]	23.8	26.9

Unfunded commitments	51.4	51.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 3.4 years and 4.0 years at September 30, 2022 and 2021.
2Investments are redeemable on a monthly and quarterly basis.
Changes in the Level 3 contingent consideration liabilities were as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021
Balance at beginning of year	$(42.4)	$(25.3)
Acquisitions	(24.5)	(13.0)
Total realized and unrealized gains (losses) included in general, administrative and other expense	9.4	(4.1)
Settlements	25.9	—
Balance at End of Year	$(31.6)	$(42.4)
Change in unrealized gains included in net income relating to assets and liabilities held at end of year	$6.7	$(4.1)

Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2022		2021
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$4,134.9	$4,134.9	$4,357.8	$4,357.8
Other investments
Time deposits	2	9.4	9.4	13.2	13.2
Equity securities	3	256.9	256.9	94.5	99.1

Financial Liability
Debt	2	$3,376.4	$2,750.1	$3,399.4	$3,434.1
Note 7 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2022	2021
Buildings and leasehold improvements	$894.3	$868.2	5-35
Software	414.0	609.4	3-10
Equipment and furniture	314.0	390.6	3-10
Land	78.7	82.5	N/A
Total cost	1,701.0	1,950.7
Less: accumulated depreciation and amortization	(957.7)	(1,180.7)
Property and Equipment, Net	$743.3	$770.0
Depreciation and amortization expense related to property and equipment was $108.1 million, $124.4 million and $95.2 million in fiscal years 2022, 2021 and 2020. The Company recognized no impairment of property and equipment in fiscal years 2022, 2021 and 2020.
Note 8 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2022	2021
Goodwill	$5,778.6	$4,457.7
Indefinite-lived intangible assets	3,574.4	3,527.8
Definite-lived intangible assets, net	1,507.7	1,182.4
Goodwill and Other Intangible Assets, Net	$10,860.7	$9,167.9

Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021
Balance at beginning of year	$4,457.7	$4,500.8
Acquisitions	1,367.6	—
Purchase price allocation adjustment	(9.3)	(52.4)
Foreign exchange revaluation	(37.4)	9.3
Balance at End of Year	$5,778.6	$4,457.7
During fiscal years 2022 and 2021, no impairment of goodwill was recognized.
The Company recognized impairments of indefinite-lived intangible assets of $3.2 million during fiscal year 2022 due to declines in market prices of crypto assets. No impairment of indefinite-lived intangible assets was recognized during fiscal year 2021.
Definite-lived intangible assets were as follows:

	2022			2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$1,774.2	$(514.4)	$1,259.8	$1,232.0	$(262.6)	$969.4
Trade names	294.3	(53.8)	240.5	230.7	(28.0)	202.7
Developed software	14.4	(7.0)	7.4	14.4	(4.1)	10.3
Total	$2,082.9	$(575.2)	$1,507.7	$1,477.1	$(294.7)	$1,182.4
No impairment of definite-lived intangible assets was recognized during fiscal years 2022 and 2021.
Definite-lived intangible assets had a weighted-average remaining useful life of 6.5 years at September 30, 2022, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023	$326.4
2024	315.1
2025	302.2
2026	236.2
2027	106.7
Thereafter	221.1
Total	$1,507.7
Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 10 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2022	Effective Interest Rate	2021	Effective Interest Rate
as of September 30,
Debt of Franklin Resources, Inc.
$300 million 2.800% senior notes due September 2022	$—	N/A	$299.9	2.93%
$400 million 2.850% senior notes due March 2025	399.8	2.97%	399.7	2.97%
$850 million 1.600% senior notes due October 2030	846.7	1.74%	846.3	1.74%
$350 million 2.950% senior notes due August 2051	347.9	3.00%	347.8	3.00%
$300 million term loan due September 2025	300.0	3.50%	—	N/A
Total debt of Franklin Resources, Inc.	1,894.4		1,893.7
Debt of Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	260.6	1.53%	266.5	1.53%
$450 million 4.750% senior notes due March 2026	496.2	1.80%	509.6	1.80%
$550 million 5.625% senior notes due January 2044	736.3	3.38%	742.2	3.38%
Total debt of Legg Mason	1,493.1		1,518.3
Debt issuance costs	(11.1)		(12.6)
Total	$3,376.4		$3,399.4

On September 15, 2022, the Company repaid all of the outstanding $300.0 million 2.800% senior notes due in September 2022 issued by Franklin Resources, Inc. at the principal amount plus accrued and unpaid interest of $4.2 million.
On September 8, 2022, the Company entered into a term loan credit agreement with several financial institutions to establish a 3-year term loan with an aggregate commitment of $300.0 million.
On January 10, 2022, the Company entered into a bi-lateral credit agreement with Bank of America, N.A. to establish a 364-day revolving credit facility with an aggregate commitment of $500.0 million. On September 8, 2022, the Company amended and restated the credit facility to, among other things, extend its maturity to September 7, 2023. As of September 30, 2022, there were no amounts outstanding.
At September 30, 2022, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
At September 30, 2022, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2022, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates with interest payable semi-annually. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to, another entity. The 364-day revolving credit facility and term loan credit agreement contain a financial performance covenant requiring that the Company maintains a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00. The Company was in compliance with all covenants at September 30, 2022.

Note 10 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs. The Company had 59 CIPs, including 15 CLOs, as of September 30, 2022 and 60 CIPs, including 10 CLOs, as of September 30, 2021.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2022	2021
Assets
Cash and cash equivalents	$647.6	$289.4
Receivables	134.0	127.8
Investments, at fair value	7,898.1	5,820.1
Total Assets	$8,679.7	$6,237.3

Liabilities
Accounts payable and accrued expenses	$646.9	$558.0
Debt	5,457.7	3,671.0
Other liabilities	175.0	13.8
Total liabilities	6,279.6	4,242.8
Redeemable Noncontrolling Interests	942.2	622.5
Stockholders’ Equity
Franklin Resources, Inc.’s interests	960.8	1,000.7
Nonredeemable noncontrolling interests	497.1	371.3
Total stockholders’ equity	1,457.9	1,372.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$8,679.7	$6,237.3
The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2022, 2021 and 2020.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Cash and cash equivalents of CLOs	$269.1	$—	$—	$—	$269.1
Receivables of CLOs	—	67.4	—	—	67.4
Investments
Equity and debt securities	75.4	881.0	555.8	173.5	1,685.7
Loans	—	5,704.4	239.4	—	5,943.8
Real Estate	—	—	268.6	—	268.6
Total Assets Measured at Fair Value	$344.5	$6,652.8	$1,063.8	$173.5	$8,234.6

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2021
Assets
Cash and cash equivalents of CLOs	$145.4	$—	$—	$—	$145.4
Receivables of CLOs	—	84.0	—	—	84.0
Investments
Equity and debt securities	310.8	647.3	453.3	343.5	1,754.9
Loans	—	3,955.3	20.5	—	3,975.8
Real estate	—	—	89.4	—	89.4
Total Assets Measured at Fair Value	$456.2	$4,686.6	$563.2	$343.5	$6,049.5
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)
as of September 30,	2022	2021
Nonredeemable investments[1]
Investments with known liquidation periods	$19.5	$141.4
Investments with unknown liquidation periods	12.0	—

Redeemable investments[2]	142.0	202.1

Unfunded commitments[3]	0.2	0.5
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation have an expected weighted-average life of 0.3 years and 1.3 years at September 30, 2022 and 2021.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $0.1 million and $0.2 million based on its ownership percentage in the CIPs, at September 30, 2022 and 2021.
Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2022
Balance at beginning of year	$453.3	$89.4	$20.5	$563.2
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	106.0	29.2	0.1	135.3
Purchases	177.5	150.0	14.0	341.5
Sales	(119.7)	—	(1.3)	(121.0)
Consolidations (deconsolidations)	(52.1)	—	200.4	148.3
Transfers into Level 3	0.1	—	5.7	5.8
Transfers out of Level 3	(9.3)	—	—	(9.3)
Balance at End of Year	$555.8	$268.6	$239.4	$1,063.8
Change in unrealized gains included in net income relating to assets held at end of year	$101.1	$29.2	$—	$130.3

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2021
Balance at beginning of year	$322.3	$339.2	$24.9	$686.4
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	122.8	8.3	0.3	131.4
Purchases	105.7	161.7	—	267.4
Sales	(62.8)	—	(4.7)	(67.5)
Deconsolidations	(36.2)	(448.8)	—	(485.0)
Transfers into Level 3	2.7	18.5	—	21.2
Transfers out of Level 3	(1.9)	—	—	(1.9)
Foreign exchange revaluation	0.7	10.5	—	11.2
Balance at End of Year	$453.3	$89.4	$20.5	$563.2
Change in unrealized gains included in net income relating to assets held at end of year	$123.9	$5.4	$0.5	$129.8

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$555.8	Market pricing	Private sale pricing	$0.01–$558.45 ($33.31) per share
			Discount for lack of liquidity	23.5%–25.1% (24.9%)

Real estate	268.6	Discounted cash flow	Discount rate	4.5%–6.3% (5.1%)
			Exit capitalization rate	5.5%–6.8% (6.0%)

Loans	147.2	Market pricing	Price	$0.97–$0.98 ($0.98)
	60.4	Discounted cash flow	Discount rate	9.9%
	31.9	Yield capitalization	Credit spread	6.3%
			Loan-to-value ratio	79.1%–88.1% (83.1%)

(in millions)
as of September 30, 2021	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$301.1	Market pricing	Private sale pricing	$0.39–$100.00 ($19.34) per share
	102.3	Market comparable companies	Enterprise value/ EBITDA multiple	6.0–20.6 (13.7)
			Discount for lack of marketability	6.0%–25.5% (17.6%)
			Enterprise value/ Revenue multiple	0.6–7.2 (5.1)
			Price-to-book value ratio	0.7–1.8 (1.4)
			Control Premium	20.0%
			Price-to-earnings ratio	28.8
	49.9	Discounted cash flow	Discount rate	3.3%–6.3% (4.3%)

Real estate	89.4	Discounted cash flow	Discount rate	5.8%–6.0% (5.9%)
			Exit capitalization rate	5.0%–5.3% (5.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of September 30, 2022, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of September 30, 2022, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2022		2021
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$378.5	$378.5	$144.0	$144.0
Financial Liabilities
Debt of CLOs[1]	2 or 3	5,408.0	5,548.8	3,634.1	3,610.6
Other debt	3	49.7	42.4	36.9	36.6
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

(in millions) as of September 30,	2022		2021
	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$5,408.0	2.78%	$3,634.1	2.11%
Other debt	49.7	5.19%	36.9	1.95%
Total	$5,457.7		$3,671.0
The debt of CLOs had fixed and floating interest rates ranging from 1.42% to 8.51% at September 30, 2022 and from 1.00% to 8.22% at September 30, 2021. The other debt had floating interest rates ranging from 4.79% to 6.00% at September 30, 2022, and fixed and floating rates from 1.63% to 2.42% at September 30, 2021. The floating rates were primarily based on LIBOR.
The contractual maturities for debt of CIPs at September 30, 2022 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023	$35.8
2024	33.3
2025	—
2026	—
2027	—
Thereafter	5,388.6
Total	$5,457.7
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2022	2021
Unpaid principal balance	$6,118.4	$3,951.1
Difference between unpaid principal balance and fair value	(356.1)	20.9
Fair Value	$5,762.3	$3,972.0

Investments 90 days or more past due were immaterial at September 30, 2022. There were no investments were 90 days or more past due at September 30, 2021.
During fiscal years 2022 and 2021, the Company recognized $22.6 million of net gains and $15.4 million of net gains related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $5,781.3 million and $3,629.9 million at September 30, 2022 and 2021.
Note 11 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30, 2022, 2021 and 2020	CIPs	Minority Interests	Total

Balance at October 1, 2019	$746.7	$—	$746.7
Acquisition	22.1	164.3	186.4
Business divestiture	—	(21.3)	(21.3)
Net income (loss)	45.0	3.6	48.6
Net subscriptions (distributions) and other	247.1	(2.0)	245.1
Net consolidations (deconsolidations)	(663.6)	—	(663.6)
Balance at September 30, 2020	$397.3	$144.6	$541.9
Net income (loss)	63.8	30.3	94.1
Net subscriptions (distributions) and other	531.4	(23.6)	507.8
Net consolidations (deconsolidations)	(370.0)	—	(370.0)
Adjustment to fair value	—	159.2	159.2
Balance at September 30, 2021	$622.5	$310.5	$933.0
Net income (loss)	(106.1)	59.2	(46.9)
Net subscriptions (distributions) and other	244.5	(49.2)	195.3
Net consolidations (deconsolidations)	181.3	—	181.3
Adjustment to fair value	—	263.1	263.1
Balance at September 30, 2022	$942.2	$583.6	$1,525.8

Note 12 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables, and loans and related interest receivable as follows:

(in millions)
as of September 30,	2022	2021
Investments	$718.0	$639.2
Receivables	165.4	172.1
Total	$883.4	$811.3
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds, except for loans to certain sponsored funds in India which were fully repaid during the second quarter of fiscal year 2021.

Note 13 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Current expense
Federal	$174.6	$226.7	$154.9
State	45.0	50.3	28.8
Non-U.S.	78.6	68.9	54.2
Deferred expense (benefit)	98.0	3.7	(7.1)
Total	$396.2	$349.6	$230.8
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
U.S.	$1,427.2	$1,682.6	$771.7
Non-U.S.	302.2	761.6	246.2
Total	$1,729.4	$2,444.2	$1,017.9
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2022	2021
Deferred Tax Assets
Capitalized mixed service costs	$278.0	$297.5
Net operating loss and state credit carry-forwards	258.8	318.5
Deferred compensation and benefits	157.3	222.3
Foreign tax credit carry-forwards	109.4	128.0
Debt premium	60.4	72.1
Other	150.8	131.4
Total deferred tax assets	1,014.7	1,169.8
Valuation allowance	(258.3)	(319.3)
Deferred tax assets, net of valuation allowance	756.4	850.5
Deferred Tax Liabilities
Goodwill and other purchased intangibles	907.7	961.6
Other	93.7	68.7
Total deferred tax liabilities	1,001.4	1,030.3
Net Deferred Tax Liability	$245.0	$179.8
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2022	2021
Other assets	$102.8	$131.9
Deferred tax liabilities	347.8	311.7
Net Deferred Tax Liability	$245.0	$179.8

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
At September 30, 2022, there were $72.5 million of non-U.S. tax effected net operating loss carry-forwards which expires between fiscal years 2022 and 2041. In addition, there were $172.1 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2023 and 2042, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $10.3 million, the majority of which will carry-forward indefinitely and $109.4 million of foreign tax credit carry-forwards that expire between fiscal years 2023 and 2029.
The valuation allowance decreased $61.0 million in fiscal year 2022, primarily related to State and non-US net operating loss utilization and US foreign tax credit utilization. The valuation allowance decreased $1.3 million in fiscal year 2021 primarily related to carry-forward assets recognized in connection with the acquisition of Legg Mason. At September 30, 2022, the valuation allowance of $258.3 million was related to $147.9 million for federal, state, and foreign net operating loss carry-forwards, $63.6 million due to uncertainty of realizing the benefit of foreign tax credits, $37.8 million for capital losses, and $9.0 million for other foreign deferred taxes.
A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2022		2021		2020
Federal taxes at statutory rate	$363.2	21.0%	$513.3	21.0%	$213.8	21.0%
State taxes, net of federal tax effect	45.6	2.6%	60.8	2.5%	28.2	2.8%
Tax reserve release on audit settlement, net of valuation allowance[1]	(5.3)	(0.3%)	(126.8)	(5.2%)	—	—
Effect of net income (loss) attributable to noncontrolling interests	(8.6)	(0.5%)	(55.3)	(2.3%)	2.5	0.2%
Effect of non-U.S. operations	13.0	0.8%	(30.4)	(1.2%)	6.9	0.7%
Capital loss on investments, net of valuation allowance[2]	—	—	(12.4)	(0.5%)	(27.0)	(2.7%)
Foreign tax credit valuation allowance release[3]	(20.6)	(1.2)%	—	—	—	—
Other	8.9	0.5%	0.4	—	6.4	0.7%
Tax Provision	$396.2	22.9%	$349.6	14.3%	$230.8	22.7%
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
3The Company released a valuation allowance on foreign tax credit in fiscal year 2022 due to additional foreign source income from foreign investments.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Balance at beginning of year	$184.3	$342.9	$202.6
Additions from business combinations	—	—	141.8
Additions for tax positions of prior years	2.5	4.2	0.9
Reductions for tax positions of prior years	(16.0)	(163.6)	(0.6)
Tax positions related to the current year	18.4	22.2	12.2
Settlements with taxing authorities	(0.4)	(3.2)	(0.3)
Expirations of statute of limitations	(20.1)	(18.2)	(13.7)
Balance at End of Year	$168.7	$184.3	$342.9
If recognized, $161.9 million for 2022, $173.4 million for 2021 and $303.1 million for 2020 would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2022 and 2021 was $24.8 million and $25.7 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2022 and 2021 were $4.4 million and $3.9 million.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2022; Brazil 2008 to 2022, Canada 2011 to 2014 and 2017 to 2022; Australia 2018 to 2022, Hong Kong 2016 to 2022; Singapore 2017 to 2022; Luxembourg 2018 to 2022; U.K. 2019 to 2022; U.S. federal 2019 to 2022; the City of New York 2012 to 2022; the States of California, New Jersey, and New York 2018 to 2022; and State of Maryland 2019 to 2022.
The Company has ongoing litigation and examinations in various stages, in the States of California and New York, and City of New York, and in Brazil, Canada, India, Japan and Malaysia. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2022 could decrease by an estimated $16.0 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.
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

(in millions)	Amount
for the fiscal years ending September 30,
2023	$74.1
2024	138.9
2025	185.2
2026	231.6
Total	$629.8

Note 14 – Leases
Lessee Arrangements
The Company’s leases generally include one or more options to renew. Lease expense was as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Operating lease cost[1]	$127.9	$141.4	$72.5
Variable lease cost	8.3	21.2	6.0
Finance lease cost	0.2	0.4	0.5
Less: sublease income	(26.7)	(24.6)	(4.2)
Total lease expense	$109.7	$138.4	$74.8
__________________
1Substantially all operating lease cost is included in occupancy expense.

Supplemental cash flow information related to leases was as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$130.5	$133.7	$65.1
ROU assets obtained in exchange for new/modified operating lease liabilities	53.4	18.7	13.7
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities were as follows:

(in millions)
as of September 30,	2022	2021
Weighted-average remaining lease term	7.3 years	6.1 years
Weighted-average discount rate	2.5%	2.1%
The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2023	$119.7
2024	104.3
2025	68.3
2026	51.9
2027	47.9
Thereafter	197.1
Total lease payments	589.2
Less: interest	(60.8)
Operating lease liabilities	$528.4
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

The maturities of lease payments due to the Company as of September 30, 2022 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2023	$19.8	$44.2
2024	7.3	46.8
2025	0.5	46.8
2026	0.1	45.6
2027	0.1	38.1
Thereafter	—	52.6
Total	$27.8	$274.1
Note 15 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, Franklin Templeton Trustee Services Private Limited (“FTTS”), a subsidiary of Franklin, announced its decision to wind up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds”), closing the Funds to redemptions. At the time, the Funds had collective assets under management of INR 25,648.3 crore (approximately $3.4 billion). In connection with the wind-up decision, FTTS sought to convene unitholder meetings for the Funds to approve the appointment of a liquidator and the asset management company to the Funds, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), ceased earning investment management fees on the Funds.
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
In July 2021, the Supreme Court issued a ruling interpreting applicable regulations to require unitholder consent to effect a trustee’s decision to wind up a fund, while finding that, upon the trustee’s publication of its decision to unitholders under applicable regulations, fund business activities, including redemptions, are suspended pending the results of the unitholder vote. The Supreme Court further found that FTTS’ April 2020 publication to unitholders of its wind-up decision complied with applicable regulations, effectively freezing redemptions. The additional issues on appeal remain pending.
FTAMI continues to cooperate with the court-appointed liquidator in its work to liquidate the Funds’ remaining investments and distribute proceeds to unitholders. As of September 2022, an aggregate of INR 26,783.2 crore (approximately $3.3 billion) has been distributed to Fund unitholders.

Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain FTAMI employees (including in their officer or director capacities), alleging certain deficiencies and areas of non-compliance in the management of the Funds. In June 2021, SEBI issued orders against FTAMI, FTTS, and the FTAMI employee respondents, finding violations of certain regulatory provisions, including with respect to similarity in investment strategies among the Funds, calculation of duration and valuation of portfolio securities, deficiencies in documentation relating to investment diligence and investment terms, and portfolio risk management. SEBI’s orders include, as applicable, aggregate monetary penalties of INR 20.0 crore (approximately $2.5 million); disgorgement of investment management and advisory fees, together with interest through the date of SEBI’s order, totaling INR 512.5 crore (approximately $62.9 million), with continuing accrual of 12% interest until paid; and a prohibition on FTAMI from launching new fixed income funds in India for a two-year period. The respondents filed appeals, as well as applications to stay enforcement of SEBI’s orders pending resolution of the appeals, with the Securities Appellate Tribunal (the “SAT”) in India, which stay applications were granted in June and July 2021, subject to respondents’ deposit in escrow of a portion of the ordered penalties for an aggregate deposit made of INR 257.5 crore (approximately $34.7 million). The SAT appeals remain pending.
The Company also responded to related inquiries and investigations commenced by certain governmental agencies in India, including the previously-reported “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department against certain of the Company Respondents in connection with a complaint by two Fund unitholders, as well as a related investigation by India’s Enforcement Directorate commenced in or around April 2021.
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
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2022 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of September 30, 2022.
Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2022, the Company had $227.6 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.

Note 16 – Stock-Based Compensation
The Company’s stock-based compensation plans consist of the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”), the amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), and the Amended and Restated Franklin Resources, Inc. 2017 Equity Incentive Plan (the “EIP”).
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Stock and stock unit awards	$200.8	$165.2	$117.1
Employee stock investment plan	7.4	6.7	5.2
Phantom unit awards	13.5	30.4	2.7
Total	$221.7	$202.3	$125.0
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In February 2021, the Company’s stockholders approved an amendment and restatement of the USIP increasing the number of shares authorized by 20.0 million shares to a total of 140.0 million shares. There are 23.0 million shares authorized under the EIP. At September 30, 2022, 19.0 million shares and 14.5 million shares were available for grant under the USIP and EIP.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2022
Nonvested balance at September 30, 2021	14,176	3,658	17,834	$22.27
Granted	4,772	252	5,024	34.20
Vested	(4,943)	(295)	(5,238)	27.25
Forfeited/canceled	(513)	(214)	(727)	27.70
Nonvested balance at September 30, 2022	13,492	3,401	16,893	$24.04
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $240.9 million at September 30, 2022. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2022, 2021 and 2020 were $34.20, $21.08 and $23.05 per share. The total fair value of stock and stock unit awards vested during the same periods was $147.8 million, $121.2 million and $72.2 million.
The Company generally does not repurchase shares upon vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 1.1 million shares were issued under the ESIP during fiscal year 2022, and 3.7 million shares were reserved for future issuance at September 30, 2022.

Note 17 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company makes a matching contribution equal to 85% of eligible compensation contributed by participants. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $84.9 million, $81.4 million and $59.2 million for fiscal years 2022, 2021 and 2020.
Note 18 – Segment and Geographic Information
The Company has one operating segment, investment management and related services. See Note 4 – Revenues for total operating revenues disaggregated by geographic location.

(in millions)
as of September 30,	2022	2021
Property and Equipment, Net
United States	$588.5	$596.6
Europe, Middle East and Africa	115.4	132.1
Asia-Pacific	32.8	34.5
Americas excluding United States	6.6	6.8
Total	$743.3	$770.0
Note 19 – Investment and Other Income (Losses), Net
Investment and other income (losses), net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2022	2021	2020
Dividend and interest income	$37.9	$17.6	$63.2
Gains (losses) on investments, net	(75.4)	90.9	(16.8)
Income (losses) from investments in equity method investees	36.2	154.3	(98.1)
Gains (losses) on derivatives, net	20.9	(23.2)	3.0
Rental income	37.9	28.8	30.0
Foreign currency exchange gains (losses), net	40.6	(11.9)	(22.3)
Other, net	(7.0)	8.2	2.6
Investment and Other Income (Losses), Net	$91.1	$264.7	$(38.4)
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2022, 2021 and 2020 were $(128.9) million, $46.5 million, and $(2.6) million.

Note 20 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2022, 2021 and 2020
Balance at October 1, 2019	$(425.4)	$(6.2)	$—	$(431.6)
Adoption of new accounting guidance	—	—	—	—
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	23.8	(2.1)	(1.3)	20.4
Reclassifications to compensation and benefits expense, net of tax	—	0.3	—	0.3
Reclassifications to net investment and other income (losses), net of tax	2.0	—	1.3	3.3
Total other comprehensive income (loss)	25.8	(1.8)	—	24.0
Balance at September 30, 2020	$(399.6)	$(8.0)	$—	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	27.1	1.6	—	28.7
Reclassifications to compensation and benefits expense, net of tax	—	(0.7)	—	(0.7)
Reclassifications to net investment and other income (losses), net of tax	2.0	—	—	2.0
Total other comprehensive income	29.1	0.9	—	30.0
Balance at September 30, 2021	$(370.5)	$(7.1)	$—	$(377.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(246.8)	2.3	0.4	(244.1)
Reclassifications to compensation and benefits expense, net of tax	—	(1.5)	—	(1.5)
Reclassifications to net investment and other income (losses), net of tax	2.2	—	—	2.2
Total other comprehensive income (loss)	(244.6)	0.8	0.4	(243.4)
Balance at September 30, 2022	$(615.1)	$(6.3)	$0.4	$(621.0)
Note 21 – Subsequent Events
On November 1, 2022, the Company acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from The Bank of New York Mellon Corporation for cash consideration of approximately $587.3 million paid at closing, including $188.3 million related to investments, and up to $350.0 million in contingent consideration to be paid upon on the achievement of certain performance thresholds over the next four years.
On November 1, 2022, the Company announced a voluntary buyout for certain U.S. employees who meet specific criteria related to age and years of service. The impact of this voluntary termination plan is unknown, but is expected to result in increased compensation and benefits expense during the fiscal year ending September 30, 2023.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On April 1, 2022, Franklin Resources, Inc. completed the acquisition of Lexington Partners L.P. (“Lexington”). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Lexington. Lexington represents approximately 2% of the Company’s consolidated total operating revenues and approximately 1% of the Company’s consolidated total assets, excluding associated goodwill and intangible assets, as of and for the fiscal year ended September 30, 2022. The recognition of goodwill and intangible assets, however, is covered by our internal controls over business combinations, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2022.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.

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
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1: Election of Directors” and “Information about the Board and its Committees – The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2022 (“2023 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2023 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2023 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation – Equity Compensation Plan Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2023 Proxy Statement titled “Proposal No. 1: Election of Directors – General,” “Corporate Governance – Director Independence Standards” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2023 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

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

4.5
Indenture, dated as of October 6, 2020, between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3ASR filed on October 6, 2020 (File No. 033-249350)

4.6
Officer’s Certificate, dated October 19, 2020 (inclusive of the form of note of Registrant’s 1.600% Notes due 2030), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 19, 2020 (File No. 011-09318)

4.7
Base Indenture, dated as of January 22, 2014, for Senior Notes between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Legg Mason’s Registration Statement on Form S-3ASR filed on February 19, 2016 (File No. 333-209616)

Exhibit No.	Description
4.8
First Supplemental Indenture, dated as of January 22, 2014 (inclusive of the form of note of Legg Mason’s 5.625% Senior Notes due 2044), between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to Legg Mason’s Current Report on Form 8-K filed on January 22, 2014 (File No. 001-08529)

4.9
Second Supplemental Indenture, dated as of June 26, 2014, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to Legg Mason’s Current Report on Form 8-K filed on June 26, 2014 (File No. 001-08529)

4.10
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

4.12	Registrant Parent Guarantee dated August 2, 2021, incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (File No. 001-09318)
4.13
Officer’s Certificate, dated August 12, 2021 (inclusive of the form of additional note of Registrant’s 1.600% Notes due 2030 and form of note of Registrant’s 2.950% Notes due 2051), incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 12, 2021 (File No. 011-09318)

4.14	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)
10.1
Amended and Restated Credit Agreement, dated as of September 8, 2022, between Registrant, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2022 (File No. 001-09318)

10.2
Term Loan Agreement, dated as of September 8, 2022, between Registrant, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2022 (File No. 001-09318)

10.3
Representative Form of Amended and Restated Indemnification Agreement with directors of Registrant, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.4
2006 Directors Deferred Compensation Plan (as amended and restated effective November 5, 2020), incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated effective June 21, 2022), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective February 9, 2021), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021 (File No. 001-09318)*

10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019 (File No. 001-09318)*

10.8	Amended and Restated 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on October 6, 2020 (File No. 333-249336)*
10.9	Deferred Compensation Fund Plan (effective November 16, 2021), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2021 (File No. 001-09318)*
10.10	Non-Employee Director Compensation as of February 11, 2020, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (File No. 001-09318)*
10.11	Named Executive Officer Compensation as of January 1, 2022, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2021 (File No. 001-09318)*
10.12
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant (filed herewith)*

Exhibit No.	Description
10.13
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant (filed herewith)*

10.14
Representative Forms of Notice of Restricted Stock Award and Restricted Stock Award Agreement (RSA) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.15
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.16
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 001-09318)*

10.17
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 001-09318)*

10.18
Notice of Restricted Stock Award and Restricted Stock Award Agreement (dated September 2, 2020) under our 2002 Universal Stock Incentive Plan for performance-based award to Adam B. Spector, incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 001-09318)*

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
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

 __________________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 14, 2022	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	November 14, 2022	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 14, 2022	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 14, 2022	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 14, 2022	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 14, 2022	By:	/s/ Alexander S. Friedman
Alexander S. Friedman, Director

Date:	November 14, 2022	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 14, 2022	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 14, 2022	By:	/s/ John Y. Kim
John Y. Kim, Director

Date:	November 14, 2022	By:	/s/ Karen M. King
Karen M. King, Director

Date:	November 14, 2022	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 14, 2022	By:	/s/ John W. Thiel
John W. Thiel, Director

Date:	November 14, 2022	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 14, 2022	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director