Form 10-Q
period 2022-12-31
FRANKLIN RESOURCES INC
filed 2023-01-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 23, 2023: 500,357,847.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2022	2021
Operating Revenues
Investment management fees	$1,631.8	$1,760.5
Sales and distribution fees	291.9	398.2
Shareholder servicing fees	33.4	47.7
Other	10.0	17.6
Total operating revenues	1,967.1	2,224.0
Operating Expenses
Compensation and benefits	979.2	802.6
Sales, distribution and marketing	388.6	510.1
Information systems and technology	121.4	123.8
Occupancy	54.5	56.3
Amortization of intangible assets	83.2	58.3
General, administrative and other	146.2	115.2
Total operating expenses	1,773.1	1,666.3
Operating Income	194.0	557.7
Other Income (Expenses)
Investment and other income, net	91.1	57.0
Interest expense	(30.9)	(19.3)
Investment and other income (losses) of consolidated investment products, net	(13.6)	104.7
Expenses of consolidated investment products	(11.5)	(4.2)
Other income, net	35.1	138.2
Income before taxes	229.1	695.9
Taxes on income	60.3	151.1
Net income	168.8	544.8
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(1.5)	7.5
Nonredeemable noncontrolling interests	4.7	84.1
Net Income Attributable to Franklin Resources, Inc.	$165.6	$453.2

Earnings per Share
Basic	$0.32	$0.89
Diluted	0.32	0.88

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2022	2021
Net Income	$168.8	$544.8
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	127.3	(6.9)
Net unrealized losses on defined benefit plans, net of tax	(2.6)	(5.1)
Total other comprehensive income (loss)	124.7	(12.0)
Total comprehensive income	293.5	532.8
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(1.5)	7.5
Nonredeemable noncontrolling interests	4.7	84.1
Comprehensive Income Attributable to Franklin Resources, Inc.	$290.3	$441.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2022	September 30, 2022
Assets
Cash and cash equivalents	$3,547.8	$4,134.9
Receivables	1,291.8	1,264.8
Investments (including $969.6 and $613.5 at fair value at December 31, 2022 and September 30, 2022)	2,045.8	1,651.3
Assets of consolidated investment products
Cash and cash equivalents	954.4	647.6
Investments, at fair value	8,735.6	7,898.1
Property and equipment, net	759.9	743.3
Goodwill	5,942.8	5,778.6
Intangible assets, net	5,154.7	5,082.1
Operating lease right-of-use assets	475.7	464.5
Other	426.6	395.4
Total Assets	$29,335.1	$28,060.6

Liabilities
Compensation and benefits	$1,057.7	$1,464.4
Accounts payable and accrued expenses	604.9	466.2
Income taxes	665.6	523.1
Debt	3,370.5	3,376.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	594.3	646.9
Debt	6,164.5	5,457.7
Deferred tax liabilities	258.2	347.8
Operating lease liabilities	539.0	528.4
Other	1,545.7	1,425.0
Total liabilities	14,800.4	14,235.9
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,979.2	1,525.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 500,265,643 and 499,575,175 shares issued and outstanding at December 31, 2022 and September 30, 2022	50.0	50.0
Retained earnings	12,112.6	12,045.6
Accumulated other comprehensive loss	(496.3)	(621.0)
Total Franklin Resources, Inc. stockholders’ equity	11,666.3	11,474.6
Nonredeemable noncontrolling interests	889.2	824.3
Total stockholders’ equity	12,555.5	12,298.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$29,335.1	$28,060.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2022	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				165.6		165.6	4.7	170.3
Other comprehensive income					124.7	124.7		124.7
Dividends declared on common stock ($0.30 per share)				(153.6)		(153.6)		(153.6)
Repurchase of common stock	(0.5)	(0.1)	(69.1)	55.0		(14.2)		(14.2)
Issuance of common stock	1.2	0.1	33.5			33.6		33.6
Stock-based compensation			35.6			35.6		35.6
Net subscriptions and other							95.9	95.9
Net deconsolidation of investment products							(35.7)	(35.7)
Balance at December 31, 2022	500.3	$50.0	$—	$12,112.6	$(496.3)	$11,666.3	$889.2	$12,555.5

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2021	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				453.2		453.2	84.1	537.3
Other comprehensive loss					(12.0)	(12.0)		(12.0)
Dividends declared on common stock ($0.29 per share)				(148.9)		(148.9)		(148.9)
Repurchase of common stock	(0.7)	—	(58.8)	37.1		(21.7)		(21.7)
Issuance of common stock	1.4	0.1	47.6			47.7		47.7
Stock-based compensation			11.2			11.2		11.2
Net distributions and other							(27.8)	(27.8)
Balance at December 31, 2021	502.5	$50.3	$—	$11,892.2	$(389.6)	$11,552.9	$643.5	$12,196.4
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2022	2021

Net Income	$168.8	$544.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	69.5	59.4
Amortization of deferred sales commissions	12.4	18.4
Depreciation and other amortization	25.1	22.4
Amortization of intangible assets	83.2	58.3
Net gains on investments	(45.5)	(25.8)
Income from investments in equity method investees	(33.2)	(24.7)
Net losses (gains) on investments of consolidated investment products	72.3	(88.0)
Net purchase of investments by consolidated investment products	(259.2)	(67.9)
Deferred income taxes	(122.5)	(34.8)
Other	17.8	8.3
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	14.6	(140.6)
Increase in investments, net	(13.6)	(44.6)
Decrease in accrued compensation and benefits	(481.6)	(273.1)
Increase in income taxes payable	158.8	174.5
Increase (decrease) in accounts payable, accrued expenses and other liabilities	59.8	(6.3)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	17.0	(13.9)
Net cash (used in) provided by operating activities	(256.3)	166.4
Purchase of investments	(234.4)	(321.7)
Liquidation of investments	217.6	388.8
Purchase of investments by consolidated collateralized loan obligations	(822.5)	(839.2)
Liquidation of investments by consolidated collateralized loan obligations	328.7	435.2
Additions of property and equipment, net	(27.4)	(16.7)
Acquisitions, net of cash acquired	(493.7)	(372.3)
Payments of contingent consideration asset	2.9	3.9
Net deconsolidation of investment products	(13.8)	(6.6)
Net cash used in investing activities	(1,042.6)	(728.6)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2022	2021

Dividends paid on common stock	$(148.4)	$(143.1)
Repurchase of common stock	(14.2)	(21.7)
Proceeds from repurchase agreement	174.8	—
Proceeds from debt of consolidated investment products	955.3	1,727.6
Payments on debt of consolidated investment products	(277.9)	(1,228.1)
Payments on contingent consideration liabilities	(2.0)	(4.0)
Noncontrolling interests	271.3	136.6
Net cash provided by financing activities	958.9	467.3
Effect of exchange rate changes on cash and cash equivalents	59.7	(8.0)
Decrease in cash and cash equivalents	(280.3)	(102.9)
Cash and cash equivalents, beginning of period	4,782.5	4,647.2
Cash and Cash Equivalents, End of Period	$4,502.2	$4,544.3

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$13.2	$17.6
Cash paid for interest	4.3	8.5
Cash paid for interest by consolidated investment products	50.5	37.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“fiscal year 2022”).
Note 2 – Acquisition
BNY Alcentra Group Holdings, Inc.

On November 1, 2022, the Company acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. (together with its subsidiaries “Alcentra”) from The Bank of New York Mellon Corporation, for cash consideration of $587.3 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations (“CLOs”); deferred consideration of $60.4 million due November 1, 2023; and contingent consideration to be paid upon the achievement of certain performance thresholds over the next four years of up to $350.0 million that has an acquisition-date fair value of $24.6 million. The consideration paid at close was funded from existing cash.

The following table summarizes the estimated fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the acquisition date:

(in millions)	Estimated Fair Value
as of November 1, 2022
Cash and cash equivalents	$93.6
Receivables	57.2
Investments	285.3
Goodwill	152.6
Indefinite-lived intangible assets	89.9
Definite-lived intangible assets	55.7
Other assets	9.0
Compensation and benefits and other liabilities	(71.0)
Total Identifiable Net Assets	$672.3

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed; however, deferred tax assets and liabilities could materially change due to the use of preliminary valuation assumptions.

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is not deductible for tax purposes. The definite-lived intangible assets relate to acquired investment management contracts and trade names, which are amortized over their estimated useful lives ranging from 3.0 years to 10.0 years. Amortization expense related to the definite-lived intangible assets was $2.3 million for the period ended December 31, 2022. These assets had a weighted-average remaining useful life of 5.1 years at December 31, 2022, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023 (remainder of year)	$10.5
2024	14.0
2025	14.0
2026	3.9
2027	2.9
Thereafter	8.1
Total	$53.4

Costs incurred in connection with the acquisition were $14.1 million for the three months ended December 31, 2022.

Alcentra contributed $27.7 million of revenue and did not have a material impact to net income attributable to Franklin Resources, Inc. for the period ended December 31, 2022. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

In connection with the acquisition, the Company on December 15, 2022 entered into repurchase agreements with a third-party financing company for certain securities held by the Company in Alcentra’s CLOs. As of December 31, 2022, other liabilities includes repurchase agreements of €125.2 million (equivalent to $134.0 million at December 31, 2022) and $40.8 million with maturity values of €132.3 million and $42.4 million. The Company has pledged Alcentra investments with a carrying value of $198.9 million as collateral as of December 31, 2022. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2022	2021
Net income attributable to Franklin Resources, Inc.	$165.6	$453.2
Less: allocation of earnings to participating nonvested stock and stock unit awards	7.7	19.3
Net Income Available to Common Stockholders	$157.9	$433.9

Weighted-average shares outstanding – basic	489.6	489.8
Dilutive effect of nonparticipating nonvested stock unit awards	0.6	0.8
Weighted-Average Shares Outstanding – Diluted	490.2	490.6

Earnings per Share
Basic	$0.32	$0.89
Diluted	0.32	0.88
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three months ended December 31, 2022 and 2021.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2022
Investment management fees	$1,274.8	$181.8	$67.6	$51.8	$55.8	$1,631.8
Sales and distribution fees	208.2	68.4	5.0	10.3	—	291.9
Shareholder servicing fees	25.3	7.7	0.4	—	—	33.4
Other	9.7	—	0.3	—	—	10.0
Total	$1,518.0	$257.9	$73.3	$62.1	$55.8	$1,967.1

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2021
Investment management fees	$1,284.0	$258.4	$81.8	$70.3	$66.0	$1,760.5
Sales and distribution fees	278.4	98.8	7.6	13.4	—	398.2
Shareholder servicing fees	36.8	10.1	0.4	0.1	0.3	47.7
Other	17.1	0.3	0.2	—	—	17.6
Total	$1,616.3	$367.6	$90.0	$83.8	$66.3	$2,224.0
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% and 81% of the Company’s total operating revenues for the three months ended December 31, 2022 and 2021.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2022	September 30, 2022
Investments, at fair value
Sponsored funds and separate accounts	$708.9	$413.0
Investments related to long-term incentive plans	213.9	143.3
Other equity and debt investments	46.8	57.2
Total investments, at fair value	969.6	613.5
Investments in equity method investees	830.7	771.5
Other investments	245.5	266.3
Total	$2,045.8	$1,651.3

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$366.8	$275.7	$18.7	$47.7	$708.9
Investments related to long-term incentive plans	192.2	—	—	21.7	213.9
Other equity and debt investments	3.0	11.3	—	32.5	46.8
Contingent consideration asset	—	—	6.9	—	6.9
Total Assets Measured at Fair Value	$562.0	$287.0	$25.6	$101.9	$976.5

Liabilities
Contingent consideration liabilities	$—	$—	$53.8	$—	$53.8

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$289.5	$55.4	$14.1	$54.0	$413.0
Investments related to long-term incentive plans	143.3	—	—	—	143.3
Other equity and debt investments	3.1	19.4	2.7	32.0	57.2
Contingent consideration asset	—	—	9.8	—	9.8
Total Assets Measured at Fair Value	$435.9	$74.8	$26.6	$86.0	$623.3

Liabilities
Contingent consideration liabilities	$—	$—	$31.6	$—	$31.6

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)	December 31, 2022	September 30, 2022
Nonredeemable investments[1]
Investments with known liquidation periods	$31.7	$32.8
Investments with unknown liquidation periods	21.9	29.4

Redeemable investments[2]	48.3	23.8

Unfunded commitments	51.4	51.4
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 3.5 years and 3.4 years at December 31, 2022 and September 30, 2022.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2022		September 30, 2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,547.8	$3,547.8	$4,134.9	$4,134.9
Other investments
Time deposits	2	10.7	10.7	9.4	9.4
Equity securities	3	234.8	234.8	256.9	256.9

Financial Liability
Debt	2	$3,370.5	$2,792.4	$3,376.4	$2,750.1

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 62 CIPs, including 16 CLOs, as of December 31, 2022 and 59 CIPs, including 15 CLOs, as of September 30, 2022.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2022	September 30, 2022
Assets
Cash and cash equivalents	$954.4	$647.6
Receivables	91.6	134.0
Investments, at fair value	8,735.6	7,898.1
Total Assets	$9,781.6	$8,679.7

Liabilities
Accounts payable and accrued expenses	$594.3	$646.9
Debt	6,164.5	5,457.7
Other liabilities	21.1	175.0
Total liabilities	6,779.9	6,279.6
Redeemable Noncontrolling Interests	1,379.7	942.2
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,052.5	960.8
Nonredeemable noncontrolling interests	569.5	497.1
Total stockholders’ equity	1,622.0	1,457.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$9,781.6	$8,679.7
The CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2022 and 2021.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2022
Assets
Cash and cash equivalents of CLOs	$494.3	$—	$—	$—	$494.3
Receivables of CLOs	—	18.8	—	—	18.8
Investments
Equity and debt securities	360.7	1,068.3	555.8	147.6	2,132.4
Loans	—	6,180.5	64.7	—	6,245.2
Real estate	—	—	358.0	—	358.0
Total Assets Measured at Fair Value	$855.0	$7,267.6	$978.5	$147.6	$9,248.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Cash and cash equivalents of CLOs	$269.1	$—	$—	$—	$269.1
Receivables of CLOs	—	67.4	—	—	67.4
Investments
Equity and debt securities	75.4	881.0	555.8	173.5	1,685.7
Loans	—	5,704.4	239.4	—	5,943.8
Real estate	—	—	268.6	—	268.6
Total Assets Measured at Fair Value	$344.5	$6,652.8	$1,063.8	$173.5	$8,234.6
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)	December 31, 2022	September 30, 2022
Nonredeemable investments[1]
Investments with known liquidation periods	$3.1	$19.5
Investments with unknown liquidation periods	20.0	12.0

Redeemable investments[2]	124.5	142.0

Unfunded commitments[3]	0.2	0.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 0.3 years at December 31, 2022 and September 30, 2022.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $0.1 million based on its ownership percentage in the CIPs, at December 31, 2022 and September 30, 2022.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2022
Balance at October 1, 2022	$555.8	$268.6	$239.4	$1,063.8
Realized and unrealized gains (losses) included in investment and other income (losses) of consolidated investment products, net	(6.3)	3.7	0.1	(2.5)
Purchases	9.0	85.7	27.5	122.2
Sales and settlements	(5.6)	—	(0.2)	(5.8)
Deconsolidations	2.9	—	(202.1)	(199.2)
Balance at December 31, 2022	$555.8	$358.0	$64.7	$978.5
Change in unrealized gains included in net income relating to assets held at December 31, 2022	$2.0	$3.7	$0.1	$5.8

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2021
Balance at October 1, 2021	$453.3	$89.4	$20.5	$563.2
Realized and unrealized gains included in investment and other income (losses) of consolidated investment products, net	92.3	8.6	0.3	101.2
Purchases	18.2	0.9	14.0	33.1
Sales and settlements	(23.9)	—	(0.6)	(24.5)
Transfers into Level 3	0.1	—	—	0.1
Transfers out of Level 3	(1.0)	—	—	(1.0)
Balance at December 31, 2021	$539.0	$98.9	$34.2	$672.1
Change in unrealized gains included in net income relating to assets held at December 31, 2021	$92.5	$8.6	$0.3	$101.4
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$555.8	Market pricing	Private sale pricing	$0.01–$1,000.00 ($39.93) per share
			Discount for lack of liquidity	23.5%–25.1% (24.9%)

Real estate	358.0	Discounted cash flow	Discount rate	5.5%–6.8% (6.2%)
			Exit capitalization rate	4.5%–6.3% (5.2%)

Loans	64.7	Yield capitalization	Credit Spread	6.0%–7.3% (6.5%)
			Loan to value ratio	64.6%–77.2% (70.2%)

(in millions)
as of September 30, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$555.8	Market pricing	Private sale pricing	$0.01-$558.45 ($33.31) per share
			Discount for lack of liquidity	23.5%–25.1% (24.9%)

Real estate	268.6	Discounted cash flow	Discount rate	4.5%–6.3% (5.1%)
			Exit capitalization rate	5.5%–6.8% (6.0%)

Loans	147.2	Market pricing	Price	$0.97–$0.98 ($0.98)
	60.4	Discounted cash flow	Discount rate	9.9%
	31.9	Yield capitalization	Credit spread	6.3%
			Loan-to-value ratio	79.1%–88.1% (83.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of December 31, 2022, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of December 31, 2022, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2022		September 30, 2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$460.1	$460.1	$378.5	$378.5
Financial Liabilities
Debt of CLOs[1]	2 or 3	$6,102.3	$6,208.1	$5,408.0	$5,548.8
Other debt	3	62.2	52.3	49.7	42.4
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	December 31, 2022		September 30, 2022
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$6,102.3	4.42%	$5,408.0	2.78%
Other debt	62.2	5.18%	49.7	5.19%
Total	$6,164.5		$5,457.7
The debt of CIPs had fixed and floating interest rates ranging from 2.17% to 13.73% at December 31, 2022, and from 1.42% to 8.51% at September 30, 2022. The floating rates were based on Bloomberg Short-Term Bank Yield Index.
The contractual maturities for the debt of CIPs at December 31, 2022 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023 (remainder of year)	$7.2
2024	42.0
2025	—
2026	—
2027	—
Thereafter	6,115.3
Total	$6,164.5
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	December 31, 2022	September 30, 2022
Unpaid principal balance	$6,613.4	$6,118.4
Difference between unpaid principal balance and fair value	(354.1)	(356.1)
Fair Value	$6,259.3	$5,762.3
Investments 90 days or more past due were immaterial at December 31, 2022 and September 30, 2022.
The Company recognized $2.3 million of net losses and $5.3 million of net gains during the three months ended December 31, 2022 and 2021, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $6,466.2 million and $5,781.3 million at December 31, 2022 and September 30, 2022.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2022			2021
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended December 31,
Balance at beginning of period	$942.2	$583.6	$1,525.8	$622.5	$310.5	$933.0
Net income (loss)	(12.2)	10.7	(1.5)	(4.8)	12.3	7.5
Net subscriptions (distributions) and other	178.4	5.2	183.6	166.3	(1.9)	164.4
Net consolidations (deconsolidations)	271.3	—	271.3	(121.5)	—	(121.5)
Balance at End of Period	$1,379.7	$599.5	$1,979.2	$662.5	$320.9	$983.4

Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	December 31, 2022	September 30, 2022
Investments	$1,029.5	$718.0
Receivables	193.0	165.4
Total	$1,222.5	$883.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the three months ended December 31, 2022 or fiscal year 2022.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the three months ended December 31, 2022, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2022. As of December 31, 2022, the amount reported as distributed to fund unitholders in the aggregate is INR 26,843.0 crore (approximately $3.2 billion).
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2022 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of December 31, 2022.

Other Commitments and Contingencies
At December 31, 2022, there were no material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2022
Nonvested balance at October 1, 2022	13,492	3,401	16,893	$24.04
Granted	6,848	191	7,039	22.51
Vested	(1,277)	(138)	(1,415)	23.85
Forfeited/canceled	(219)	(30)	(249)	26.79
Nonvested Balance at December 31, 2022	18,844	3,424	22,268	$23.54
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $330.8 million at December 31, 2022. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended December 31,
(in millions)	2022	2021
Dividend and interest income	$36.5	$6.1
Gains on investments, net	45.5	25.8
Income from investments in equity method investees	33.2	24.7
Rental income	10.6	9.7
Foreign currency exchange (losses) gains, net	(27.1)	3.9
Other, net	(7.6)	(13.2)
Investment and other income, net	$91.1	$57.0
Net losses recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $68.3 million for the three months ended December 31, 2022, and $4.4 million for the three months ended December 31, 2021.

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
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements, including pandemic-related risks, market and volatility risks, investment performance and reputational risks, global operational risks, competition and distribution risks, third-party risks, technology and security risks, human capital risks, cash management risks, and legal and regulatory risks. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q and/or discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“fiscal year 2022”).
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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year 2022 filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
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

The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2022, the amount and mix of our AUM are subject to significant fluctuations that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
During our first fiscal quarter, global equity markets provided positive returns reflecting indications that central banks may begin to slow the pace of monetary policy tightening, signs that elevated inflation could be softening, and strong corporate earnings in certain sectors. The S&P 500 Index and MSCI World Index increased 7.6% and 9.9% for the quarter. The global bond markets remained positive as the Bloomberg Global Aggregate Index increased 4.6% during the quarter, reflecting expectations of easing monetary policy.
Our total AUM at December 31, 2022 was $1,387.7 billion, 7% higher than at September 30, 2022 and 12% lower than at December 31, 2021. Monthly average AUM (“average AUM”) for the three months ended December 31, 2022 decreased 13% from the same period in the prior fiscal year.
On November 1, 2022, we acquired BNY Alcentra Group Holdings, Inc. (together with its subsidiaries, “Alcentra”), one of the largest European credit and private debt managers, with global expertise in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies, for cash consideration of $587.3 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations; deferred consideration of $60.4 million due November 1, 2023; and contingent consideration to be paid upon the achievement of certain performance thresholds over the next four years of up to $350.0 million that had an acquisition-date fair value of $24.6 million.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2022.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2022	2021
Operating revenues	$1,967.1	$2,224.0	(12%)
Operating income	194.0	557.7	(65%)
Operating margin[1]	9.9%	25.1%

Net income attributable to Franklin Resources, Inc.	$165.6	$453.2	(63%)
Diluted earnings per share	0.32	0.88	(64%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$395.1	$685.9	(42%)
Adjusted operating margin	27.5%	39.8%

Adjusted net income	$262.4	$553.6	(53%)
Adjusted diluted earnings per share	0.51	1.08	(53%)
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	December 31, 2022	December 31, 2021	Percent Change
Fixed Income	$494.8	$642.1	(23%)
Equity	419.1	563.4	(26%)
Alternative	257.4	154.3	67%
Multi-Asset	141.4	154.0	(8%)
Cash Management	75.0	64.3	17%
Total	$1,387.7	$1,578.1	(12%)
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2022	2021		2022	2021
Fixed Income	$490.3	$642.4	(24%)	36%	41%
Equity	417.3	549.3	(24%)	31%	35%
Alternative	240.4	149.4	61%	18%	10%
Multi-Asset	138.6	151.7	(9%)	10%	10%
Cash Management	66.9	61.4	9%	5%	4%
Total	$1,353.5	$1,554.2	(13%)	100%	100%

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended December 31,		Percent Change
	2022	2021
Beginning AUM	$1,297.4	$1,530.1	(15%)
Long-term inflows	70.5	107.0	(34%)
Long-term outflows	(81.4)	(82.9)	(2%)
Long-term net flows	(10.9)	24.1	NM
Cash management net flows	17.5	5.8	202%
Total net flows	6.6	29.9	(78%)
Acquisitions	34.9	7.7	353%
Net market change, distributions and other	48.8	10.4	369%
Ending AUM	$1,387.7	$1,578.1	(12%)
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2022
AUM at October 1, 2022	$490.9	$392.3	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	28.5	27.2	6.5	8.3	—	70.5
Long-term outflows	(41.8)	(26.9)	(6.8)	(5.9)	—	(81.4)
Long-term net flows	(13.3)	0.3	(0.3)	2.4	—	(10.9)
Cash management net flows	—	—	—	—	17.5	17.5
Total net flows	(13.3)	0.3	(0.3)	2.4	17.5	6.6
Acquisition	—	—	34.9	—	—	34.9
Net market change, distributions and other	17.2	26.5	(2.3)	7.5	(0.1)	48.8
AUM at December 31, 2022	$494.8	$419.1	$257.4	$141.4	$75.0	$1,387.7

AUM increased $90.3 billion, or 7%, during the three months ended December 31, 2022 due to the positive impact of $48.8 billion of net market change, distributions and other, $34.9 billion from an acquisition, and $17.5 billion of cash management net inflows, partially offset by $10.9 billion of long-term net outflows. Long-term net outflows included a $2.1 billion fixed income institutional redemption that had minimal impact on revenue. Net market change, distributions and other primarily consists of $58.5 billion of market appreciation, an $8.8 billion increase from foreign exchange revaluation, partially offset by $18.5 billion of long-term distributions. The market appreciation occurred in all asset classes with the exception of the alternative asset class and reflected positive returns in the global equity and fixed income markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, Japanese Yen, Australian dollar and Pound Sterling.

Long-term inflows decreased 34% to $70.5 billion, as compared to the prior year period, driven by lower inflows in equity, multi-asset, and fixed income open end funds, fixed income institutional separate accounts, sub-advised CITs, and equity retail separate accounts. Decreased inflows for open end mutual funds include the impact of lower reinvested distributions, which were $12.1 billion in the current year quarter, as compared to $23.5 billion in the prior year quarter. Long-term outflows decreased 2% to $81.4 billion due to lower outflows in equity open end funds and multi-asset and equity sub-advised mutual funds, partially offset by higher outflows in fixed income and alternative institutional separate accounts, fixed income open end funds, and alternative private open end funds.

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
AUM increased $48.0 billion, or 3%, during the three months ended December 31, 2021 due to $24.1 billion of long-term net inflows, the positive impact of $10.4 billion of net market change, distributions and other, $7.7 billion from acquisitions and $5.8 billion of cash management net inflows. Net market change, distributions and other consists of $41.8 billion of market appreciation, partially offset by $30.1 billion of long-term distributions and a $1.3 billion decrease from foreign exchange revaluation. The market appreciation occurred primarily in the equity asset class, partially offset by depreciation in the fixed income asset class. The foreign exchange revaluation resulted from AUM in products that are not U.S. dollar denominated, which represented 11% of total AUM as of December 31, 2021, and was primarily due to the strengthening of the U.S. dollar against the Japanese Yen, Euro and Brazilian Real, partially offset by weakening of the U.S. dollar against the Australian dollar.
Long-term inflows increased 29% to $107.0 billion, as compared to the prior quarter period, due to higher inflows in all long-term asset classes including $7.4 billion in net client accounts related to the newly joined Investment Grade Credit team as well as $23.5 billion of reinvested distributions. Long-term outflows decreased 11% to $82.9 billion due to lower outflows in the fixed income and equity asset classes. Long-term outflows in the multi-asset asset class included a $3.6 billion institutional redemption.
AUM by sales region was as follows:

(in billions)	December 31, 2022	December 31, 2021	Percent Change
United States	$993.1	$1,186.5	(16%)
International
Asia-Pacific	123.4	155.0	(20%)
Europe, Middle East and Africa	156.4	156.2	0%
Americas, excl. U.S.	114.8	80.4	43%
Total international	394.6	391.6	1%
Total	$1,387.7	$1,578.1	(12%)

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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of December 31, 2022	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	45%	44%	39%	69%	27%	40%	50%	90%
Equity	52%	50%	56%	61%	58%	49%	52%	37%
Total AUM[3]	57%	56%	57%	55%	52%	54%	59%	67%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 35%, 35%, 35% and 33% of our total AUM as of December 31, 2022.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 56%, 56%, 55% and 47% of our total AUM as of December 31, 2022.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 19% and 10% of our total AUM at December 31, 2022.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends, are based on data available as of January 10, 2023, and are subject to revision.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2022	2021
Investment management fees	$1,631.8	$1,760.5	(7%)
Sales and distribution fees	291.9	398.2	(27%)
Shareholder servicing fees	33.4	47.7	(30%)
Other	10.0	17.6	(43%)
Total Operating Revenues	$1,967.1	$2,224.0	(12%)

Investment Management Fees

Investment management fees decreased $128.7 million for the three months ended December 31, 2022 primarily due to a 13% decrease in average AUM, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisition of Lexington Partners L.P. (“Lexington”) and Alcentra.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) increased to 41.7 basis points for the three months ended December 31, 2022, from 41.4 basis points for the same period in the prior fiscal year.

Performance fees were $209.0 million and $139.9 million for the three months ended December 31, 2022 and 2021. The increase was primarily due to $144.5 million of performance fees earned by Lexington, which were passed through as compensation expense per the terms of the acquisition agreement, partially offset by lower performance fees earned by our other alternative specialist investment managers.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2022	2021
Asset-based fees	$245.0	$321.9	(24%)
Sales-based fees	46.9	76.3	(39%)
Sales and Distribution Fees	$291.9	$398.2	(27%)
Asset-based distribution fees decreased $76.9 million for the three months ended December 31, 2022 primarily due to a 21% decrease in the related average AUM and a higher mix of lower-fee assets.
Sales-based fees decreased $29.4 million for the three months ended December 31, 2022 primarily due to a 40% decrease in commissionable sales.
Shareholder Servicing Fees

Shareholder servicing fees decreased $14.3 million for the three months ended December 31, 2022 primarily due to lower levels of related AUM, a reduction in fee rates charged for transfer agency services in the U.S., and fewer transactions.
Other
Other revenue decreased $7.6 million for the three months ended December 31, 2022 primarily due to lower real estate transaction fees earned by certain of our alternative asset managers.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2022	2021
Compensation and benefits	$979.2	$802.6	22%
Sales, distribution and marketing	388.6	510.1	(24%)
Information systems and technology	121.4	123.8	(2%)
Occupancy	54.5	56.3	(3%)
Amortization of intangible assets	83.2	58.3	43%
General, administrative and other	146.2	115.2	27%
Total Operating Expenses	$1,773.1	$1,666.3	6%

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2022	2021
Salaries, wages and benefits	$360.6	$349.8	3%
Incentive compensation	383.9	405.5	(5%)
Acquisition-related retention	63.6	40.0	59%
Acquisition-related performance fee pass through	144.5	0.4	NM
Other[1]	26.6	6.9	286%
Compensation and Benefits Expenses	$979.2	$802.6	22%
_______________
1Includes impact of gains and losses on investments related to deferred compensation plans and seed investments, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; and special termination benefits.
Salaries, wages and benefits increased $10.8 million for the three months ended December 31, 2022, primarily due to the recent acquisitions and a $4.3 million increase in termination benefits, which were substantially offset by the impact of headcount reductions.
Incentive compensation decreased $21.6 million for the three months ended December 31, 2022 primarily due to lower incentive compensation at specialist investment managers and lower expectations of our annual performance, offset in part by the recent acquisitions, and an increase in expense for deferred compensation awards, due in part to an increase in annual acceleration for retirement-eligible employees.
Acquisition-related retention expenses increased $23.6 million for the three months ended December 31, 2022, primarily due to the acquisitions of Lexington and Alcentra.
Acquisition-related performance fee pass through increased $144.1 million due to higher performance fees earned by Lexington.
Other compensation and benefits increased $19.7 million for the three months ended December 31, 2022 primarily due to compensation related to minority interests and an increase in special termination benefits, primarily due to the acquisition of Alcentra and workforce optimization initiatives.
We expect to incur additional acquisition-related retention expenses of approximately $190 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $220 million in the fiscal year ending September 30, 2024 and decreasing over the following two fiscal years by approximately $70 million and $20 million. At December 31, 2022, our global workforce had decreased to approximately 9,400 employees from approximately 10,400 at December 31, 2021.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2022	2021
Asset-based expenses	$331.9	$419.6	(21%)
Sales-based expenses	44.3	72.1	(39%)
Amortization of deferred sales commissions	12.4	18.4	(33%)
Sales, Distribution and Marketing	$388.6	$510.1	(24%)
Asset-based expenses decreased $87.7 million for the three months ended December 31, 2022 primarily due to a 20% decrease in related average AUM and a higher mix of lower-fee assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.

Sales-based expenses decreased $27.8 million for the three months ended December 31, 2022 substantially due to a 40% decrease in commissionable sales.
Information Systems and Technology
Information systems and technology expenses decreased $2.4 million for the three months ended December 31, 2022, primarily due to lower technology depreciation.
Amortization of intangible assets

Amortization of intangible assets increased $24.9 million for the three months ended December 31, 2022, primarily due to intangible assets recognized as part of the acquisition of Lexington.
General, Administrative and Other

General, administrative and other operating expenses increased $31.0 million for the three months ended December 31, 2022, primarily due to a $12.4 million increase in acquisition-related expenses, a $10.1 million increase in platform and placement fees and a $6.2 million increase in professional fees.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2022	2021
Investment and other income, net	$91.1	$57.0	60%
Interest expense	(30.9)	(19.3)	60%
Investment and other income (losses) of consolidated investment products, net	(13.6)	104.7	NM
Expenses of consolidated investment products	(11.5)	(4.2)	174%
Other Income, Net	$35.1	$138.2	(75%)
Investment and other income, net increased $34.1 million for the three months ended December 31, 2022 primarily due to an increase in dividend and interest income and higher gains on investments, partially offset by foreign currency exchange losses in the current period.
Investments held by the Company generated net gains of $45.5 million for the three months ended December 31, 2022, primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by net losses from investments measured at cost adjusted for observable price changes. Investments held by the Company generated net gains of $25.8 million in the prior year period, primarily from investments measured at cost adjusted for observable price changes, investments in nonconsolidated funds and separate accounts, and assets invested for deferred compensation plans.
Equity method investees generated income of $33.2 million for the three months ended December 31, 2022, primarily related to various global fixed income and equity funds, as compared to income of $24.7 million in the prior year, primarily related to various global equity funds.
Net foreign currency exchange losses were $27.1 million for the three months ended December 31, 2022, as compared to net gains of $3.9 million for the three months ended December 31, 2021. The decrease was primarily due to the impact of the weakening of the U.S. dollar against the Euro and British Pound on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Dividend and interest income increased $30.4 million for the three months ended December 31, 2022, as compared to the prior year period, primarily due to higher yields.
Interest expense increased $11.6 million for the three months ended December 31, 2022 primarily due to accretion on Lexington deferred consideration and an increase in interest recognized on tax reserves in the current year period.
Investments held by consolidated investment products (“CIPs”) generated losses of $13.6 million in the three months ended December 31, 2022, largely related to losses on holdings of various equity and fixed income funds, partially offset by gains on various alternative funds. Investments held by CIPs generated gains of $104.7 million in the prior year period, primarily related to gains on various holdings of alternative funds, partially offset by losses on holdings of various equity and fixed income funds.
Expenses of consolidated investments products increased $7.3 million for the three months ended December 31, 2022, due to activity of the funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at December 31, 2022, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,547.8	$—	$—	$—	$—	$3,547.8
Investments
Alternative	—	409.4	599.8	55.3	617.4	1,681.9
Equity	—	292.8	191.8	152.8	113.0	750.4
Fixed Income	—	234.4	28.1	37.4	248.4	548.3
Multi-Asset	—	33.0	11.0	—	73.7	117.7
Total investments	—	969.6	830.7	245.5	1,052.5	3,098.3
Total Cash and Cash Equivalents and Investments[2,3]	$3,547.8	$969.6	$830.7	$245.5	$1,052.5	$6,646.1

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2022 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,053.3 million used for operational activities, including investments in sponsored funds and other products, and $206.2 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $300.0 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests.
TAXES ON INCOME

Our effective income tax rate was 26.3% and 21.7% for the three months ended December 31, 2022, and 2021. The rate increase for three-month period was primarily due to activity of CIPs for which there is no related tax impact, benefits in the prior year related to the release of tax reserves due to statute of limitation expiration and a decrease in foreign earnings.
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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended December 31,
	2022	2021
Operating income	$194.0	$557.7
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	5.1	8.3
Acquisition-related retention	63.6	40.0
Compensation and benefits expense from gains on deferred compensation and seed investments, net	5.6	4.2
Other acquisition-related expenses	22.6	14.7
Amortization of intangible assets	83.2	58.3
Special termination benefits	10.9	2.7
Compensation and benefits expense related to minority interests in certain subsidiaries	10.1	—
Adjusted operating income	$395.1	$685.9

Total operating revenues	$1,967.1	$2,224.0
Add (subtract):
Acquisition-related pass through performance fees	(144.5)	(0.4)
Sales and distribution fees	(291.9)	(398.2)
Allocation of investment management fees for sales, distribution and marketing expenses	(96.7)	(111.9)
Elimination of operating revenues upon consolidation of investment products[1]	5.1	8.3
Adjusted operating revenues	$1,439.1	$1,721.8

Operating margin	9.9%	25.1%
Adjusted operating margin	27.5%	39.8%

(in millions, except per share data)	Three Months Ended December 31,
	2022	2021
Net income attributable to Franklin Resources, Inc.	$165.6	$453.2
Add (subtract):
Net (income) loss of consolidated investment products[1]	(3.6)	10.0
Acquisition-related retention	63.6	40.0
Other acquisition-related expenses	28.7	15.1
Amortization of intangible assets	83.2	58.3
Special termination benefits	10.9	2.7
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(7.6)	(0.3)
Unrealized investment losses (gains)	(30.7)	1.8
Interest expense for amortization of debt premium	(6.3)	(6.3)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	0.4	—
Net income tax expense of adjustments	(41.8)	(20.9)
Adjusted net income	$262.4	$553.6

Diluted earnings per share	$0.32	$0.88
Adjusted diluted earnings per share	0.51	1.08
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended December 31,
	2022	2021
Elimination of operating revenues upon consolidation	$(5.1)	$(8.3)
Other income (expenses), net	(2.8)	72.5
Less: income (loss) attributable to noncontrolling interests	(11.5)	74.2
Net income (loss)	$3.6	$(10.0)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2022	2021
Operating cash flows	$(256.3)	$166.4
Investing cash flows	(1,042.6)	(728.6)
Financing cash flows	958.9	467.3
Net cash used by operating activities during the three months ended December 31, 2022 as compared to net cash provided in the prior year was primarily due to lower net income, a decrease in accrued compensation and benefits and higher net purchases of investments by CIPs, partially offset by adjustments for losses from CIPs as compared to gains in the prior year and decreases in receivables and other assets. Net cash used in investing activities increased primarily due to cash paid for acquisitions in the current year, higher net purchases of investments by CLOs, and net purchases of investments as compared to net liquidations in the prior year. Net cash provided by financing activities increased primarily due to proceeds from repurchase agreements, higher net proceeds from the debt of CIPs and higher net subscriptions in CIPs by noncontrolling interests.

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
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2022	September 30, 2022
Assets
Cash and cash equivalents	$3,449.4	$4,086.8
Receivables	1,200.2	1,130.8
Investments	927.9	830.0
Total Liquid Assets	$5,577.5	$6,047.6

Liability
Debt	$3,370.5	$3,376.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2022 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At December 31, 2022, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,594.4 million. At December 31, 2022, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,486.8 million at December 31, 2022. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
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

We maintain a 364-day revolving credit facility with an aggregate commitment of $500.0 million that matures September 2023. As of the time of this filing, there are no amounts outstanding with respect to the 364-day revolving credit facility. We have a 3-year term loan with an aggregate commitment of $300.0 million. The 364-day revolving credit facility and term loan credit agreement contain a financial performance covenant requiring that the Company maintains a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00. We were in compliance with all debt covenants at December 31, 2022.
At December 31, 2022, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.30 per share during the three months ended December 31, 2022 and $0.29 per share during the three months ended December 31, 2021. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three months ended December 31, 2022, we repurchased 0.5 million shares of our common stock at a cost of $14.2 million and we repurchased 0.7 million shares of our common stock at a cost of $21.7 million in the prior year period. At December 31, 2022, 23.9 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
We invested $111.0 million, net of redemptions, into our sponsored products during the three months ended December 31, 2022 and redeemed $4.2 million, net of investments, in the prior year period.
On September 27, 2022 we entered into a lease agreement for office space in New York City located at One Madison Avenue with occupancy expected to begin in early fiscal year 2024 with an aggregate expected commitment of $766.7 million over 16 years. This is part of an initiative to consolidate our existing office space in New York City.
On November 1, 2022, we acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from The Bank of New York Mellon Corporation for cash consideration of approximately $587.3 million paid at close, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations (“CLOs”); deferred consideration of $60.4 million; and contingent consideration of up to $350.0 million to be paid upon the achievement of certain performance thresholds over the next four years that has an acquisition-date fair value of $24.6 million. We paid the purchase price from our existing cash.
On December 15, 2022, we entered into repurchase agreements with a third-party financing company for certain securities held in Alcentra’s CLOs. Under the terms of the repurchase agreements, we received cash proceeds of approximately $175.0 million with pledged collateral consisting of Alcentra investments with a carrying value of $198.9 million at December 31, 2022. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington for cash consideration of approximately $1.0 billion and additional payments of $750 million to be paid in cash over the next three years. A payment of $250 million is expected to be made during the second quarter of fiscal year 2023 from our existing cash.

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2022.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, concerns about the global economic outlook have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2022.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2022, we were the primary beneficiary of 56 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2022, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2022, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of December 31, 2022, Level 3 assets represented 10% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were no transfers into and out of Level 3 during the three months ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2022, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2022.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
In October 2022, the Company deployed a new financial reporting system which was designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improved business processes. This system implementation was significant in scale and complexity and resulted in modification to certain internal controls.
Other than the system implementation, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10‑K for fiscal year 2022. These Risk Factors could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2022.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2022	10,145	$21.57	10,145	24,375,706
November 2022	2,279	22.42	2,279	24,373,427
December 2022	511,600	27.27	511,600	23,861,827
Total	524,024		524,024
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	January 30, 2023	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	January 30, 2023	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer