Form 10-Q
period 2023-03-31
FRANKLIN RESOURCES INC
filed 2023-05-01
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 24, 2023: 500,863,407.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2023	2022	2023	2022
Operating Revenues
Investment management fees	$1,573.3	$1,649.2	$3,205.1	$3,409.7
Sales and distribution fees	301.4	370.2	593.3	768.4
Shareholder servicing fees	43.3	52.2	76.7	99.9
Other	9.2	9.4	19.2	27.0
Total operating revenues	1,927.2	2,081.0	3,894.3	4,305.0
Operating Expenses
Compensation and benefits	847.3	752.5	1,826.5	1,555.1
Sales, distribution and marketing	406.6	482.4	795.2	992.5
Information systems and technology	128.0	126.9	249.4	250.7
Occupancy	59.7	53.0	114.2	109.3
Amortization of intangible assets	86.0	60.4	169.2	118.7
General, administrative and other	144.5	142.8	290.7	258.0
Total operating expenses	1,672.1	1,618.0	3,445.2	3,284.3
Operating Income	255.1	463.0	449.1	1,020.7
Other Income (Expenses)
Investment and other income, net	125.6	27.7	216.7	84.7
Interest expense	(33.5)	(22.9)	(64.4)	(42.2)
Investment and other income of consolidated investment products, net	87.2	3.0	73.6	107.7
Expenses of consolidated investment products	(3.4)	(4.6)	(14.9)	(8.8)
Other income, net	175.9	3.2	211.0	141.4
Income before taxes	431.0	466.2	660.1	1,162.1
Taxes on income	92.9	107.1	153.2	258.2
Net income	338.1	359.1	506.9	903.9
Less: net income (loss) attributable to
Redeemable noncontrolling interests	83.2	(57.2)	81.7	(49.7)
Nonredeemable noncontrolling interests	60.7	66.7	65.4	150.8
Net Income Attributable to Franklin Resources, Inc.	$194.2	$349.6	$359.8	$802.8

Earnings per Share
Basic	$0.38	$0.68	$0.70	$1.57
Diluted	0.38	0.68	0.70	1.57

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Income	$338.1	$359.1	$506.9	$903.9
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	15.9	(16.3)	143.2	(23.2)
Net unrealized gains (losses) on defined benefit plans, net of tax	1.8	5.3	(0.8)	0.2
Net unrealized gains on investments, net of tax	0.2	—	0.2	—
Total other comprehensive income (loss)	17.9	(11.0)	142.6	(23.0)
Total comprehensive income	356.0	348.1	649.5	880.9
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	83.2	(57.2)	81.7	(49.7)
Nonredeemable noncontrolling interests	60.7	66.7	65.4	150.8
Comprehensive Income Attributable to Franklin Resources, Inc.	$212.1	$338.6	$502.4	$779.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2023	September 30, 2022
Assets
Cash and cash equivalents	$3,471.3	$4,134.9
Receivables	1,300.8	1,264.8
Investments (including $987.1 and $613.5 at fair value at March 31, 2023 and September 30, 2022)	2,378.0	1,651.3
Assets of consolidated investment products
Cash and cash equivalents	807.3	647.6
Investments, at fair value	8,421.3	7,898.1
Property and equipment, net	749.8	743.3
Goodwill	6,007.2	5,778.6
Intangible assets, net	5,070.4	5,082.1
Operating lease right-of-use assets	454.1	464.5
Other	425.5	395.4
Total Assets	$29,085.7	$28,060.6

Liabilities
Compensation and benefits	$1,206.3	$1,464.4
Accounts payable and accrued expenses	501.2	466.2
Income taxes	486.9	523.1
Debt	3,364.6	3,376.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	478.0	646.9
Debt	7,153.1	5,457.7
Deferred tax liabilities	339.6	347.8
Operating lease liabilities	522.6	528.4
Other	1,630.3	1,425.0
Total liabilities	15,682.6	14,235.9
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	960.5	1,525.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 500,912,066 and 499,575,175 shares issued and outstanding at March 31, 2023 and September 30, 2022	50.1	50.0
Retained earnings	12,260.1	12,045.6
Accumulated other comprehensive loss	(478.4)	(621.0)
Total Franklin Resources, Inc. stockholders’ equity	11,831.8	11,474.6
Nonredeemable noncontrolling interests	610.8	824.3
Total stockholders’ equity	12,442.6	12,298.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$29,085.7	$28,060.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2023	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				165.6		165.6	4.7	170.3
Other comprehensive income					124.7	124.7		124.7
Dividends declared on common stock ($0.30 per share)				(153.6)		(153.6)		(153.6)
Repurchase of common stock	(0.5)	(0.1)	(69.1)	55.0		(14.2)		(14.2)
Issuance of common stock	1.2	0.1	33.5			33.6		33.6
Stock-based compensation			35.6			35.6		35.6
Net subscriptions and other							95.9	95.9
Net deconsolidation of investment products							(35.7)	(35.7)
Balance at December 31, 2022	500.3	$50.0	$—	$12,112.6	$(496.3)	$11,666.3	$889.2	$12,555.5
Net income				194.2		194.2	60.7	254.9
Other comprehensive income					17.9	17.9		17.9
Dividends declared on common stock ($0.30 per share)				(153.8)		(153.8)		(153.8)
Repurchase of common stock	(0.1)	—	(66.0)	62.4		(3.6)		(3.6)
Issuance of common stock	0.7	0.1	25.2			25.3		25.3
Stock-based compensation			40.8			40.8		40.8
Net distributions and other							(14.9)	(14.9)
Net deconsolidation of investment products							(324.2)	(324.2)
Adjustment to fair value of redeemable noncontrolling interests				44.7		44.7		44.7
Balance at March 31, 2023	500.9	$50.1	$—	$12,260.1	$(478.4)	$11,831.8	$610.8	$12,442.6
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2022	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				453.2		453.2	84.1	537.3
Other comprehensive loss					(12.0)	(12.0)		(12.0)
Dividends declared on common stock ($0.29 per share)				(148.9)		(148.9)		(148.9)
Repurchase of common stock	(0.7)	—	(58.8)	37.1		(21.7)		(21.7)
Issuance of common stock	1.4	0.1	47.6			47.7		47.7
Stock-based compensation			11.2			11.2		11.2
Net distributions and other							(27.8)	(27.8)
Balance at December 31, 2021	502.5	$50.3	$—	$11,892.2	$(389.6)	$11,552.9	$643.5	$12,196.4
Net income				349.6		349.6	66.7	416.3
Other comprehensive loss					(11.0)	(11.0)		(11.0)
Dividends declared on common stock ($0.29 per share)				(148.3)		(148.3)		(148.3)
Repurchase of common stock	(2.7)	(0.4)	(66.7)	(13.7)		(80.8)		(80.8)
Issuance of common stock	0.6	0.1	18.5			18.6		18.6
Stock-based compensation			48.2			48.2		48.2
Net distributions and other							(21.7)	(21.7)
Net deconsolidation of investment products							(39.6)	(39.6)
Adjustment to fair value of redeemable noncontrolling interests				(188.5)		(188.5)		(188.5)
Balance at March 31, 2022	500.4	$50.0	$—	$11,891.3	$(400.6)	$11,540.7	$648.9	$12,189.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2023	2022

Net Income	$506.9	$903.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	122.0	112.5
Amortization of deferred sales commissions	25.0	35.0
Depreciation and other amortization	52.9	42.7
Amortization of intangible assets	169.2	118.7
Net gains on investments	(48.5)	(2.7)
Income from investments in equity method investees	(118.8)	(51.7)
Net losses (gains) on investments of consolidated investment products	57.5	(62.6)
Net purchase of investments by consolidated investment products	(613.0)	(321.8)
Deferred income taxes	(55.7)	3.3
Other	68.7	10.0
Changes in operating assets and liabilities:
Increase in receivables and other assets	(144.4)	(121.6)
Increase in investments, net	(36.0)	(21.3)
Decrease in accrued compensation and benefits	(336.1)	(162.2)
Decrease in income taxes payable	(28.5)	(104.9)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	85.4	(90.0)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	3.7	(16.8)
Net cash (used in) provided by operating activities	(289.7)	270.5
Purchase of investments	(504.7)	(375.9)
Liquidation of investments	411.7	726.0
Purchase of investments by consolidated collateralized loan obligations	(2,097.6)	(2,170.2)
Liquidation of investments by consolidated collateralized loan obligations	618.8	1,058.8
Additions of property and equipment, net	(42.8)	(42.5)
Acquisitions, net of cash acquired	(500.5)	(372.3)
Payments of contingent consideration asset	5.5	12.6
Net (deconsolidation) consolidation of investment products	(85.4)	12.2
Net cash used in investing activities	(2,195.0)	(1,151.3)

[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2023	2022

Issuance of common stock	$13.4	$13.6
Dividends paid on common stock	(301.8)	(290.5)
Repurchase of common stock	(17.8)	(104.3)
Proceeds from repurchase agreement	174.8	—
Proceeds from debt of consolidated investment products	2,258.7	3,016.9
Payments on debt of consolidated investment products	(688.3)	(1,609.9)
Payments on contingent consideration liabilities	(4.2)	(4.1)
Noncontrolling interests	485.8	254.2
Net cash provided by financing activities	1,920.6	1,275.9
Effect of exchange rate changes on cash and cash equivalents	60.2	(27.6)
Increase (decrease) in cash and cash equivalents	(503.9)	367.5
Cash and cash equivalents, beginning of period	4,782.5	4,647.2
Cash and Cash Equivalents, End of Period	$4,278.6	$5,014.7

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$204.6	$350.1
Cash paid for interest	47.1	54.7
Cash paid for interest by consolidated investment products	128.6	65.7

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Note 2 – Acquisition
BNY Alcentra Group Holdings, Inc.

On November 1, 2022, the Company acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. (together with its subsidiaries “Alcentra”) from The Bank of New York Mellon Corporation. Total purchase price consisted of cash consideration of $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations (“CLOs”); deferred consideration of $62.0 million due November 1, 2023; and contingent consideration to be paid upon the achievement of certain performance thresholds over the next four years of up to $350.0 million that has an acquisition-date fair value of $24.6 million. The consideration paid was funded from existing cash. During the quarter ended March 31, 2023, cash consideration increased by $6.8 million due to a net working capital adjustment and deferred consideration increased by $1.6 million.

The following table summarizes the initial and revised estimated fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the acquisition date:

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
as of November 1, 2022
Cash and cash equivalents	$93.6	$—	$93.6
Receivables	57.2	(8.8)	48.4
Investments	285.3	1.6	286.9
Goodwill	152.6	52.7	205.3
Indefinite-lived intangible assets	89.9	—	89.9
Definite-lived intangible assets	55.7	—	55.7
Other assets	9.0	3.1	12.1
Deferred tax liabilities	—	(36.7)	(36.7)
Compensation and benefits and other liabilities	(71.0)	(3.5)	(74.5)
Total Identifiable Net Assets	$672.3	$8.4	$680.7

The adjustments to the initial estimated fair values are a result of new information obtained about the facts that existed as of the acquisition date. The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed.

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is not deductible for tax purposes. The definite-lived intangible assets relate to acquired investment management contracts and trade names, which are amortized over their estimated useful lives ranging from 3.0 years to 10.0 years. Amortization expense related to the definite-lived intangible assets was $3.5 million and $5.8 million for the three and six months ended March 31, 2023. These assets had a weighted-average remaining useful life of 4.9 years at March 31, 2023, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023 (remainder of year)	$7.0
2024	14.0
2025	14.0
2026	3.9
2027	2.9
Thereafter	8.1
Total	$49.9

Costs incurred in connection with the acquisition were $14.1 million for the six months ended March 31, 2023.

Alcentra contributed $71.4 million of revenue and did not have a material impact to net income attributable to Franklin Resources, Inc. for the six months ended March 31, 2023. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

In connection with the acquisition, the Company on December 15, 2022 entered into repurchase agreements with a third-party financing company for certain securities held by the Company in Alcentra’s CLOs. As of March 31, 2023, other liabilities includes repurchase agreements of €125.5 million (equivalent to $136.1 million at March 31, 2023) and $40.8 million with maturity values of €132.3 million and $42.4 million, respectively. The Company has pledged Alcentra investments with a carrying value of $201.4 million as collateral as of March 31, 2023. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income attributable to Franklin Resources, Inc.	$194.2	$349.6	$359.8	$802.8
Less: allocation of earnings to participating nonvested stock and stock unit awards	9.0	15.1	16.7	34.3
Net Income Available to Common Stockholders	$185.2	$334.5	$343.1	$768.5

Weighted-average shares outstanding – basic	490.7	490.0	490.1	489.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.5	0.7	0.6
Weighted-Average Shares Outstanding – Diluted	491.4	490.5	490.8	490.5

Earnings per Share
Basic	$0.38	$0.68	$0.70	$1.57
Diluted	0.38	0.68	0.70	1.57
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and six months ended March 31, 2023 and 2022.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2023
Investment management fees	$1,165.8	$196.6	$82.5	$56.3	$72.1	$1,573.3
Sales and distribution fees	212.4	73.6	5.0	10.4	—	301.4
Shareholder servicing fees	34.6	7.8	0.7	0.2	—	43.3
Other	8.5	0.3	0.1	—	0.3	9.2
Total	$1,421.3	$278.3	$88.3	$66.9	$72.4	$1,927.2

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2023
Investment management fees	$2,440.6	$378.4	$150.1	$108.1	$127.9	$3,205.1
Sales and distribution fees	420.6	142.0	10.0	20.7	—	593.3
Shareholder servicing fees	59.9	15.5	1.1	0.2	—	76.7
Other	18.2	0.3	0.4	—	0.3	19.2
Total	$2,939.3	$536.2	$161.6	$129.0	$128.2	$3,894.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2022
Investment management fees	$1,202.1	$237.2	$89.5	$64.6	$55.8	$1,649.2
Sales and distribution fees	261.6	89.3	6.6	12.7	—	370.2
Shareholder servicing fees	42.1	9.3	0.3	—	0.5	52.2
Other	9.1	0.2	0.1	—	—	9.4
Total	$1,514.9	$336.0	$96.5	$77.3	$56.3	$2,081.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2022
Investment management fees	$2,486.1	$495.6	$171.3	$134.9	$121.8	$3,409.7
Sales and distribution fees	540.0	188.1	14.2	26.1	—	768.4
Shareholder servicing fees	78.9	19.4	0.7	0.1	0.8	99.9
Other	26.2	0.5	0.3	—	—	27.0
Total	$3,131.2	$703.6	$186.5	$161.1	$122.6	$4,305.0
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three and six months ended March 31, 2023 and 79% and 80% for the three and six months ended March 31, 2022.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2023	September 30, 2022
Investments, at fair value
Sponsored funds and separate accounts	$721.5	$413.0
Investments related to long-term incentive plans	214.9	143.3
Other equity and debt investments	50.7	57.2
Total investments, at fair value	987.1	613.5
Investments in equity method investees	1,138.1	771.5
Other investments	252.8	266.3
Total	$2,378.0	$1,651.3
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$466.1	$192.6	$19.1	$43.7	$721.5
Investments related to long-term incentive plans	190.1	—	—	24.8	214.9
Other equity and debt investments	3.1	13.7	—	33.9	50.7
Contingent consideration asset	—	—	4.4	—	4.4
Total Assets Measured at Fair Value	$659.3	$206.3	$23.5	$102.4	$991.5

Liabilities
Securities sold short	$211.2	$—	$—	$—	$211.2
Contingent consideration liabilities	—	—	51.7	—	51.7
Total Liabilities Measured at Fair Value	$211.2	$—	$51.7	$—	$262.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$289.5	$55.4	$14.1	$54.0	$413.0
Investments related to long-term incentive plans	143.3	—	—	—	143.3
Other equity and debt investments	3.1	19.4	2.7	32.0	57.2
Contingent consideration asset	—	—	9.8	—	9.8
Total Assets Measured at Fair Value	$435.9	$74.8	$26.6	$86.0	$623.3

Liabilities
Contingent consideration liabilities	$—	$—	$31.6	$—	$31.6
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)	March 31, 2023	September 30, 2022
Nonredeemable investments[1]
Investments with known liquidation periods	$33.0	$32.8
Investments with unknown liquidation periods	17.4	29.4

Redeemable investments[2]	52.0	23.8

Unfunded commitments	45.6	51.4
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 3.3 years and 3.4 years at March 31, 2023 and September 30, 2022.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2023		September 30, 2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,471.3	$3,471.3	$4,134.9	$4,134.9
Other investments
Time deposits	2	10.6	10.6	9.4	9.4
Equity securities	3	242.2	242.2	256.9	256.9

Financial Liability
Debt	2	$3,364.6	$2,834.8	$3,376.4	$2,750.1

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 64 CIPs, including 18 CLOs, as of March 31, 2023 and 59 CIPs, including 15 CLOs, as of September 30, 2022.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2023	September 30, 2022
Assets
Cash and cash equivalents	$807.3	$647.6
Receivables	71.4	134.0
Investments, at fair value	8,421.3	7,898.1
Total Assets	$9,300.0	$8,679.7

Liabilities
Accounts payable and accrued expenses	$478.0	$646.9
Debt	7,153.1	5,457.7
Other liabilities	26.6	175.0
Total liabilities	7,657.7	6,279.6
Redeemable Noncontrolling Interests	445.6	942.2
Stockholders’ Equity
Franklin Resources, Inc.’s interests	909.5	960.8
Nonredeemable noncontrolling interests	287.2	497.1
Total stockholders’ equity	1,196.7	1,457.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$9,300.0	$8,679.7
The CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2023 and 2022.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2023
Assets
Cash and cash equivalents of CLOs	$507.6	$—	$—	$—	$507.6
Receivables of CLOs	—	29.6	—	—	29.6
Investments
Equity and debt securities	63.2	551.2	539.0	146.4	1,299.8
Loans	—	7,118.4	3.1	—	7,121.5
Total Assets Measured at Fair Value	$570.8	$7,699.2	$542.1	$146.4	$8,958.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Cash and cash equivalents of CLOs	$269.1	$—	$—	$—	$269.1
Receivables of CLOs	—	67.4	—	—	67.4
Investments
Equity and debt securities	75.4	881.0	555.8	173.5	1,685.7
Loans	—	5,704.4	239.4	—	5,943.8
Real estate	—	—	268.6	—	268.6
Total Assets Measured at Fair Value	$344.5	$6,652.8	$1,063.8	$173.5	$8,234.6
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)	March 31, 2023	September 30, 2022
Nonredeemable investments[1]
Investments with known liquidation periods	$—	$19.5
Investments with unknown liquidation periods	19.9	12.0

Redeemable investments[2]	126.5	142.0

Unfunded commitments[3]	—	0.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. As of March 31, 2023, there were no investments with known liquidation periods. Investments with known liquidation periods have an expected weighted-average life of 0.3 years at September 30, 2022.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3As of March 31, 2023, there were no investments with unfunded commitments. Of the total unfunded commitments, the Company was contractually obligated to fund $0.1 million based on its ownership percentage in the CIPs, at September 30, 2022.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2023
Balance at January 1, 2023	$555.8	$358.0	$64.7	$978.5
Losses included in investment and other income of consolidated investment products, net	(18.4)	(12.7)	—	(31.1)
Purchases	13.5	0.4	31.1	45.0
Sales and settlements	(19.4)	—	—	(19.4)
Net (deconsolidations) consolidations	7.5	(345.7)	(90.5)	(428.7)
Transfers into Level 3	—	—	3.1	3.1
Transfers out of Level 3	—	—	(5.3)	(5.3)
Balance at March 31, 2023	$539.0	$—	$3.1	$542.1
Change in unrealized losses included in net income relating to assets held at March 31, 2023	$(25.0)	$—	$—	$(25.0)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2023
Balance at October 1, 2022	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other income of consolidated investment products, net	(24.7)	(9.0)	0.1	(33.6)
Purchases	22.5	86.1	58.6	167.2
Sales and settlements	(25.0)	—	(0.2)	(25.2)
Net (deconsolidations) consolidations	10.4	(345.7)	(292.6)	(627.9)
Transfers into Level 3	—	—	3.1	3.1
Transfers out of Level 3	—	—	(5.3)	(5.3)
Balance at March 31, 2023	$539.0	$—	$3.1	$542.1
Change in unrealized losses included in net income relating to assets held at March 31, 2023	$(22.3)	$—	$—	$(22.3)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2022
Balance at January 1, 2022	$539.0	$98.9	$34.2	$672.1
Gains (losses) included in investment and other income of consolidated investment products, net	78.0	5.7	(0.3)	83.4
Purchases	115.3	70.8	0.1	186.2
Sales and settlements	(81.9)	—	(0.4)	(82.3)
Net deconsolidations	(55.0)	—	—	(55.0)
Balance at March 31, 2022	$595.4	$175.4	$33.6	$804.4
Change in unrealized gains (losses) included in net income relating to assets held at March 31, 2022	$73.6	$5.7	$(0.3)	$79.0

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2022
Balance at October 1, 2021	$453.3	$89.4	$20.5	$563.2
Gains included in investment and other income of consolidated investment products, net	170.3	14.3	—	184.6
Purchases	133.5	71.7	14.1	219.3
Sales and settlements	(105.8)	—	(1.0)	(106.8)
Net deconsolidations	(55.0)	—	—	(55.0)
Transfers into Level 3	0.1	—	—	0.1
Transfers out of Level 3	(1.0)	—	—	(1.0)
Balance at March 31, 2022	$595.4	$175.4	$33.6	$804.4
Change in unrealized gains included in net income relating to assets held at March 31, 2022	$166.1	$14.3	$—	$180.4
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$539.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($45.98) per share
			Discount for lack of liquidity	13.0%–25.1% (23.2%)

(in millions)
as of September 30, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$555.8	Market pricing	Private sale pricing	$0.01-$558.45 ($33.31) per share
			Discount for lack of liquidity	23.5%–25.1% (24.9%)

Real estate	268.6	Discounted cash flow	Discount rate	4.5%–6.3% (5.1%)
			Exit capitalization rate	5.5%–6.8% (6.0%)

Loans	147.2	Market pricing	Price	$0.97–$0.98 ($0.98)
	60.4	Discounted cash flow	Discount rate	9.9%
	31.9	Yield capitalization	Credit spread	6.3%
			Loan-to-value ratio	79.1%–88.1% (83.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of liquidity, were independently higher (lower) as of March 31, 2023, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations, as well as the discount for lack of liquidity used in the market-based valuations, were independently higher (lower) as of March 31, 2023, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2023		September 30, 2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$299.7	$299.7	$378.5	$378.5
Financial Liabilities
Debt of CLOs[1]	2 or 3	$7,131.4	$7,402.0	$5,408.0	$5,548.8
Other debt	3	21.7	11.1	49.7	42.4
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	March 31, 2023		September 30, 2022
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$7,131.4	6.01%	$5,408.0	2.78%
Other debt	21.7	6.00%	49.7	5.19%
Total	$7,153.1		$5,457.7
The debt of CIPs had fixed and floating interest rates ranging from 2.39% to 13.73% at March 31, 2023, and from 1.42% to 8.51% at September 30, 2022. The floating rates were based on the London Interbank Offered Rate and Secured Overnight Financing Rate.
The contractual maturities for the debt of CIPs at March 31, 2023 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023 (remainder of year)	$25.0
2024	—
2025	—
2026	—
2027	—
Thereafter	7,128.1
Total	$7,153.1
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	March 31, 2023	September 30, 2022
Unpaid principal balance	$7,487.5	$6,118.4
Difference between unpaid principal balance and fair value	(282.2)	(356.1)
Fair Value	$7,205.3	$5,762.3
Investments 90 days or more past due were immaterial at March 31, 2023 and September 30, 2022.

The Company recognized $4.8 million and $2.5 million of net gains during the three and six months ended March 31, 2023 and $7.6 million and $12.9 million of net gains during the three and six months ended March 31, 2022, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $7,401.4 million and $5,781.3 million at March 31, 2023 and September 30, 2022.
Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2023			2022
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended March 31,
Balance at beginning of period	$1,379.7	$599.5	$1,979.2	$662.5	$320.9	$983.4
Net income (loss)	70.2	13.0	83.2	(69.6)	12.4	(57.2)
Net subscriptions (distributions) and other	289.6	(52.9)	236.7	148.3	(9.0)	139.3
Net deconsolidations	(1,293.9)	—	(1,293.9)	(115.9)	—	(115.9)
Adjustment to fair value	—	(44.7)	(44.7)	—	188.5	188.5
Balance at End of Period	$445.6	$514.9	$960.5	$625.3	$512.8	$1,138.1

(in millions)	2023			2022
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the six months ended March 31,
Balance at beginning of period	$942.2	$583.6	$1,525.8	$622.5	$310.5	$933.0
Net income (loss)	58.0	23.7	81.7	(74.4)	24.7	(49.7)
Net subscriptions (distributions) and other	468.0	(47.7)	420.3	314.6	(10.9)	303.7
Net deconsolidations	(1,022.6)	—	(1,022.6)	(237.4)	—	(237.4)
Adjustment to fair value	—	(44.7)	(44.7)	—	188.5	188.5
Balance at End of Period	$445.6	$514.9	$960.5	$625.3	$512.8	$1,138.1

Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	March 31, 2023	September 30, 2022
Investments	$1,105.3	$718.0
Receivables	230.1	165.4
Total	$1,335.4	$883.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the six months ended March 31, 2023 or fiscal year 2022.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the six months ended March 31, 2023, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2022. As of March 31, 2023, the amount reported as distributed to fund unitholders in the aggregate is INR 26,931.3 crore (approximately $3.3 billion).

Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2023 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of March 31, 2023.
Other Commitments and Contingencies
At March 31, 2023, there were no material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2023
Nonvested balance at October 1, 2022	13,492	3,401	16,893	$24.04
Granted	6,907	271	7,178	22.66
Vested	(1,628)	(138)	(1,766)	24.40
Forfeited/canceled	(284)	(90)	(374)	25.66
Nonvested Balance at March 31, 2023	18,487	3,444	21,931	$23.53
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $281.9 million at March 31, 2023. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2023	2022	2023	2022
Dividend and interest income	$32.3	$5.1	$68.8	$11.2
Gains (losses) on investments, net	3.0	(23.1)	48.5	2.7
Income from investments in equity method investees	85.6	27.0	118.8	51.7
Rental income	13.4	8.6	24.0	18.3
Foreign currency exchange (losses) gains, net	(6.5)	5.8	(33.6)	9.7
Other, net	(2.2)	4.3	(9.8)	(8.9)
Investment and other income, net	$125.6	$27.7	$216.7	$84.7
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $13.1 million and $78.2 million for the three and six months ended March 31, 2023 and $(29.2) million and $(34.5) million for the three and six months ended March 31, 2022.

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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2022 filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
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
During our second fiscal quarter, global equity markets provided positive returns as indications that interest rate increases by central banks may soon end, declines in inflation and receding concerns about a recession outweighed the impact of regional bank failures and concerns about a potential banking crisis. The S&P 500 Index and MSCI World Index increased 7.5% and 7.9% for the quarter and 15.6% and 18.5% for the fiscal year to date. The global bond markets remained positive as the Bloomberg Global Aggregate Index increased 3.0% during the quarter and 7.7% for the fiscal year to date, reflecting declines in inflation and expectations of easing monetary policy.
Our total AUM at March 31, 2023 was $1,422.1 billion, 10% higher than at September 30, 2022 and 4% lower than at March 31, 2022. Monthly average AUM (“average AUM”) for the three and six months ended March 31, 2023 decreased 6% and 9% from the same periods in the prior fiscal year.
On November 1, 2022, we acquired BNY Alcentra Group Holdings, Inc. (together with its subsidiaries, “Alcentra”), one of the largest European credit and private debt managers, with global expertise in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies. Total purchase price included cash consideration of $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations; deferred consideration of $62.0 million due November 1, 2023; and contingent consideration to be paid upon the achievement of certain performance thresholds over the next four years of up to $350.0 million that had an acquisition-date fair value of $24.6 million.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2023	2022		2023	2022
Operating revenues	$1,927.2	$2,081.0	(7%)	$3,894.3	$4,305.0	(10%)
Operating income	255.1	463.0	(45%)	449.1	1,020.7	(56%)
Operating margin[1]	13.2%	22.2%		11.5%	23.7%

Net income attributable to Franklin Resources, Inc.	$194.2	$349.6	(44%)	$359.8	$802.8	(55%)
Diluted earnings per share	0.38	0.68	(44%)	0.70	1.57	(55%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$440.2	$576.6	(24%)	$835.3	$1,262.5	(34%)
Adjusted operating margin	28.9%	35.7%		28.2%	37.8%

Adjusted net income	$316.7	$491.6	(36%)	$579.1	$1,045.2	(45%)
Adjusted diluted earnings per share	0.61	0.96	(36%)	1.13	2.04	(45%)
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	March 31, 2023	March 31, 2022	Percent Change
Fixed Income	$510.1	$595.0	(14%)
Equity	437.1	515.4	(15%)
Alternative	258.2	157.9	64%
Multi-Asset	146.1	151.9	(4%)
Cash Management	70.6	57.3	23%
Total	$1,422.1	$1,477.5	(4%)

Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2023	2022		2023	2022
Fixed Income	$504.9	$619.0	(18%)	36%	41%
Equity	433.4	528.7	(18%)	31%	35%
Alternative	257.5	155.5	66%	18%	10%
Multi-Asset	144.7	151.5	(4%)	10%	10%
Cash Management	79.0	61.4	29%	5%	4%
Total	$1,419.5	$1,516.1	(6%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2023	2022		2023	2022
Fixed Income	$498.0	$629.0	(21%)	36%	41%
Equity	426.3	535.5	(20%)	31%	35%
Alternative	247.7	152.2	63%	18%	10%
Multi-Asset	141.7	151.3	(6%)	10%	10%
Cash Management	72.7	61.0	19%	5%	4%
Total	$1,386.4	$1,529.0	(9%)	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2023	2022		2023	2022
Beginning AUM	$1,387.7	$1,578.1	(12%)	$1,297.4	$1,530.1	(15%)
Long-term inflows	61.8	76.1	(19%)	132.3	183.1	(28%)
Long-term outflows	(65.5)	(87.8)	(25%)	(146.9)	(170.7)	(14%)
Long-term net flows	(3.7)	(11.7)	(68%)	(14.6)	12.4	NM
Cash management net flows	(4.3)	(7.1)	(39%)	13.2	(1.3)	NM
Total net flows	(8.0)	(18.8)	(57%)	(1.4)	11.1	NM
Acquisitions	—	—	NM	34.9	7.7	353%
Net market change, distributions and other	42.4	(81.8)	NM	91.2	(71.4)	NM
Ending AUM	$1,422.1	$1,477.5	(4%)	$1,422.1	$1,477.5	(4%)

Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2023
AUM at January 1, 2023	$494.8	$419.1	$257.4	$141.4	$75.0	$1,387.7
Long-term inflows	31.5	17.1	4.9	8.3	—	61.8
Long-term outflows	(29.7)	(25.4)	(3.6)	(6.8)	—	(65.5)
Long-term net flows	1.8	(8.3)	1.3	1.5	—	(3.7)
Cash management net flows	—	—	—	—	(4.3)	(4.3)
Total net flows	1.8	(8.3)	1.3	1.5	(4.3)	(8.0)
Net market change, distributions and other	13.5	26.3	(0.5)	3.2	(0.1)	42.4
AUM at March 31, 2023	$510.1	$437.1	$258.2	$146.1	$70.6	$1,422.1

AUM increased $34.4 billion or 2% during the three months ended March 31, 2023 due to the positive impact of $42.4 billion of net market change, distributions and other, partially offset by $4.3 billion of cash management net outflows and $3.7 billion of long-term net outflows. Fixed income net inflows included the funding of a $7.5 billion institutional mandate invested across fixed income strategies. Net market change, distributions and other primarily consists of $48.1 billion of market appreciation and a $0.9 billion increase from foreign exchange revaluation, partially offset by $6.6 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and fixed income asset classes and reflected positive returns in the global equity and fixed income markets.
AUM decreased $55.4 billion or 4%, as compared to the prior year period. Long-term inflows decreased 19% to $61.8 billion, driven by lower inflows in equity and fixed income open end funds, equity separately managed accounts, and fixed income institutional separate accounts. Long-term outflows decreased 25% to $65.5 billion driven by lower redemptions in fixed income and equity open end funds, equity separately managed accounts and fixed income institutional separate accounts.

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
AUM decreased $100.6 billion or 6% during the three months ended March 31, 2022 due to the negative impact of $81.8 billion of net market change, distributions and other, $11.7 billion of long-term net outflows and $7.1 billion of cash management net outflows. Net market change, distributions and other primarily consists of $77.0 billion of market depreciation and $4.6 billion of long-term distributions. The market depreciation occurred primarily in the equity and fixed income asset classes.
AUM decreased $21.4 billion or 1%, as compared to the prior year period. Long-term inflows decreased 25% to $76.1 billion, driven by lower inflows in fixed income institutional separate accounts and equity and fixed income open end funds. Long-term outflows decreased 17% to $87.8 billion driven by lower redemptions in fixed income institutional separate accounts related to a single fixed income institutional redemption of nearly $6 billion and $1.3 billion of outflows from our India credit funds that did not earn management fees and are in the process of winding up.

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2023
AUM at October 1, 2022	$490.9	$392.3	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	60.0	44.3	11.4	16.6	—	132.3
Long-term outflows	(71.5)	(52.3)	(10.4)	(12.7)	—	(146.9)
Long-term net flows	(11.5)	(8.0)	1.0	3.9	—	(14.6)
Cash management net flows	—	—	—	—	13.2	13.2
Total net flows	(11.5)	(8.0)	1.0	3.9	13.2	(1.4)
Acquisition	—	—	34.9	—	—	34.9
Net market change, distributions and other	30.7	52.8	(2.8)	10.7	(0.2)	91.2
AUM at March 31, 2023	$510.1	$437.1	$258.2	$146.1	$70.6	$1,422.1

AUM increased $124.7 billion, or 10%, during the six months ended March 31, 2023 due to the positive impact of $91.2 billion of net market change, distributions and other, $34.9 billion from an acquisition, and $13.2 billion of cash management net inflows, partially offset by $14.6 billion of long-term net outflows. Long-term net outflows included a $2.1 billion fixed income institutional redemption that had minimal impact on revenue. Net market change, distributions and other primarily consists of $106.6 billion of market appreciation, a $9.7 billion increase from foreign exchange revaluation, partially offset by $25.1 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and fixed income asset classes and reflected positive returns in the global equity and fixed income markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, Pound Sterling, Japanese Yen and Australian dollar.

Long-term inflows decreased 28% to $132.3 billion, as compared to the prior year period, driven by lower inflows in equity, fixed income, and multi-asset open end funds, fixed income institutional separate accounts and sub-advised CITs, and equity retail separate accounts. Decreased inflows for open end mutual funds include the impact of lower reinvested distributions, which were $14.4 billion in the current year period, as compared to $32.0 billion in the prior year period. Long-term outflows decreased 14% to $146.9 billion due to lower outflows in equity and fixed income open end funds, multi-asset sub-advised mutual funds and equity separately managed accounts, partially offset by higher outflows in fixed income institutional separate accounts.

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
AUM decreased $52.6 billion or 3% during the six months ended March 31, 2022 due to the negative impact of $71.4 billion of net market change, distributions and other and $1.3 billion of cash management net outflows, partially offset by $12.4 billion of long-term net inflows and $7.7 billion from acquisitions. Net market change, distributions and other primarily consists of $35.2 billion of market depreciation, $34.7 billion of long-term distributions. The market depreciation occurred primarily in the fixed income and equity asset classes, partially offset by appreciation in the alternative asset class.
Long-term inflows decreased 7% to $183.1 billion, as compared to the prior year period, driven by lower inflows in the equity and fixed income asset classes related to decreased sales in institutional separate accounts and open end funds, partially offset by higher reinvested distributions in equity and multi-asset open end funds. Long-term outflows decreased 17% to $170.7 billion due to lower outflows in fixed income institutional separate accounts.

AUM by sales region was as follows:

(in billions)	March 31, 2023	March 31, 2022	Percent Change
United States	$1,017.1	$1,107.2	(8%)
International
Europe, Middle East and Africa	159.9	143.4	12%
Asia-Pacific	127.7	148.3	(14%)
Americas, excl. U.S.	117.4	78.6	49%
Total international	405.0	370.3	9%
Total	$1,422.1	$1,477.5	(4%)
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of March 31, 2023	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	46%	39%	39%	69%	24%	90%	61%	89%
Equity	69%	46%	68%	63%	76%	39%	47%	40%
Total AUM[3]	67%	53%	63%	56%	64%	63%	61%	66%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 36%, 36%, 35% and 33% of our total AUM as of March 31, 2023.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 51%, 51%, 50% and 47% of our total AUM as of March 31, 2023.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 18% and 10% of our total AUM at March 31, 2023.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, and excludes cash management and fund of funds. These results assume the reinvestment of dividends and are subject to revision.
Past performance is not indicative of future results. For strategy composite AUM included in institutional and retail separately managed accounts and investment funds managed in the same strategy as separate accounts, performance comparisons are based on gross-of-fee performance. For investment funds which are not managed in a separate account format, performance comparisons are based on net-of-fee performance. These performance comparisons do not reflect the actual performance of any specific separate account or investment fund; individual separate account and investment fund performance may differ. The information in this presentation is provided solely for use in connection with this document, and is not directed toward existing or potential clients of Franklin.

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2023	2022		2023	2022
Investment management fees	$1,573.3	$1,649.2	(5%)	$3,205.1	$3,409.7	(6%)
Sales and distribution fees	301.4	370.2	(19%)	593.3	768.4	(23%)
Shareholder servicing fees	43.3	52.2	(17%)	76.7	99.9	(23%)
Other	9.2	9.4	(2%)	19.2	27.0	(29%)
Total Operating Revenues	$1,927.2	$2,081.0	(7%)	$3,894.3	$4,305.0	(10%)
Investment Management Fees

Investment management fees decreased $75.9 million and $204.6 million for the three and six months ended March 31, 2023 primarily due to a 6% and 9% decrease in average AUM, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisition of Lexington Partners L.P. (“Lexington”) and Alcentra.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) increased to 41.8 and 41.7 basis points for the three and six months ended March 31, 2023, from 41.3 and 41.5 basis points for the same period in the prior fiscal year.
Performance fees were $111.2 million and $320.2 million for the three and six months ended March 31, 2023, and $105.1 million and $245.0 million for the same periods in the prior fiscal year. The increase for both periods was primarily due to $8.0 million and $152.5 million of performance fees earned by Lexington, which were passed through as compensation expense per the terms of the acquisition agreement, partially offset by lower performance fees earned by our other alternative specialist investment managers for the six months ended March 31, 2023.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2023	2022		2023	2022
Asset-based fees	$247.7	$296.1	(16%)	$492.7	$618.0	(20%)
Sales-based fees	53.7	74.1	(28%)	100.6	150.4	(33%)
Sales and Distribution Fees	$301.4	$370.2	(19%)	$593.3	$768.4	(23%)

Asset-based distribution fees decreased $48.4 million and $125.3 million for the three and six months ended March 31, 2023 primarily due decreases of 15% and 18% in the related average AUM and a higher mix of lower-fee assets.
Sales-based fees decreased $20.4 million and $49.8 million for the three and six months ended March 31, 2023 primarily due to decreases of 24% and 32% in commissionable sales.
Shareholder Servicing Fees

Shareholder servicing fees decreased $8.9 million and $23.2 million for the three and six months ended March 31, 2023 primarily due to a reduction in fee rates charged for transfer agency services in the U.S., lower levels of related AUM, and fewer transactions.

Other
Other revenue decreased $0.2 million and $7.8 million for the three and six months ended March 31, 2023 primarily due to lower real estate transaction fees earned by certain of our alternative asset managers.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2023	2022		2023	2022
Compensation and benefits	$847.3	$752.5	13%	$1,826.5	$1,555.1	17%
Sales, distribution and marketing	406.6	482.4	(16%)	795.2	992.5	(20%)
Information systems and technology	128.0	126.9	1%	249.4	250.7	(1%)
Occupancy	59.7	53.0	13%	114.2	109.3	4%
Amortization of intangible assets	86.0	60.4	42%	169.2	118.7	43%
General, administrative and other	144.5	142.8	1%	290.7	258.0	13%
Total Operating Expenses	$1,672.1	$1,618.0	3%	$3,445.2	$3,284.3	5%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2023	2022		2023	2022
Salaries, wages and benefits	$397.1	$362.6	10%	$757.7	$712.4	6%
Incentive compensation	366.2	366.6	0%	750.1	772.1	(3%)
Acquisition-related retention	23.2	34.2	(32%)	86.8	74.2	17%
Acquisition-related performance fee pass through	8.0	—	NM	152.5	0.4	NM
Other[1]	52.8	(10.9)	NM	79.4	(4.0)	NM
Compensation and Benefits Expenses	$847.3	$752.5	13%	$1,826.5	$1,555.1	17%
_______________
1Includes impact of gains and losses on investments related to deferred compensation plans, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; and special termination benefits.
Salaries, wages and benefits increased $34.5 million and $45.3 million for the three and six months ended March 31, 2023, primarily due to the recent acquisitions and annual salary increases, partially offset by the impact of headcount reductions.
Incentive compensation remained flat for the three months ended March 31, 2023 and decreased $22.0 million for the six months ended March 31, 2023 primarily due to lower incentive compensation at specialist investment managers and lower expectations of our annual performance. These decreases were partially offset by the recent acquisitions, and an increase in expense for deferred compensation awards, due, in part, to an increase in annual acceleration for retirement-eligible employees in the six-month period.
Acquisition-related retention expenses decreased $11.0 million for the three months ended March 31, 2023 primarily due to lower costs from the acquisition of Lexington, partially offset by an increase due to the acquisition of Alcentra. Acquisition-related retention expenses increased $12.6 million for the six months ended March 31, 2023, primarily due to the acquisition of Alcentra.
Acquisition-related performance fee pass through increased $8.0 million and $152.1 million for the three and six months ended March 31, 2023, due to higher performance fees earned by Lexington.

Other compensation and benefits were $52.8 million and $(10.9) million for the three months ended March 31, 2023 and 2022 and $79.4 million and $(4.0) million for the six months ended March 31, 2023 and 2022. Special termination benefits increased $27.4 million and $35.6 million for the three and six months ended March 31, 2023 primarily due to workforce optimization initiatives and the acquisition of Alcentra. The three and six months ended March 31, 2023 include the impact of $10.6 million and $16.2 million of market gains on investments related to our deferred compensation plans and $10.4 million and $20.5 million of compensation related to minority interests, while the three and six months ended March 31, 2022 include the impact of $15.3 million and $11.1 million of losses on investments related to our deferred compensation plans.
We expect to incur additional acquisition-related retention expenses of approximately $130 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $230 million in the fiscal year ending September 30, 2024 and decreasing over the following two fiscal years by approximately $80 million and $20 million. At March 31, 2023, our global workforce had decreased to approximately 9,200 employees from approximately 9,500 at March 31, 2022.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2023	2022		2023	2022
Asset-based expenses	$343.0	$396.2	(13%)	$674.9	$815.8	(17%)
Sales-based expenses	51.0	69.6	(27%)	95.3	141.7	(33%)
Amortization of deferred sales commissions	12.6	16.6	(24%)	25.0	35.0	(29%)
Sales, Distribution and Marketing	$406.6	$482.4	(16%)	$795.2	$992.5	(20%)
Asset-based expenses decreased $53.2 million and $140.9 million for the three and six months ended March 31, 2023 primarily due to decreases of 12% and 16% in the related average AUM and a higher mix of lower-fee assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $18.6 million and $46.4 million for the three and six months ended March 31, 2023 due to lower commissionable sales.
Amortization of deferred sales commissions decreased $4.0 million and $10.0 million for the three and six months ended March 31, 2023, primarily due to lower sales of shares sold without a front-end sales charge.
Occupancy
Occupancy expenses increased $6.7 million and $4.9 million for the three and six months ended March 31, 2023, primarily due to lease charges for vacated office space for the three months ended March 31, 2023 and higher utility costs and leasehold depreciation for both the three and six months ended March 31, 2023.
Information Systems and Technology
Information systems and technology expenses increased $1.1 million for the three months ended March 31, 2023 primarily due to higher consulting and software costs and decreased $1.3 million for the six months ended March 31, 2023 primarily due to lower outsourced data services.
Amortization of intangible assets

Amortization of intangible assets increased $25.6 million and $50.5 million for the three and six months ended March 31, 2023, primarily due to intangible assets recognized as part of the acquisition of Lexington and Alcentra.

General, Administrative and Other

General, administrative and other operating expenses increased $1.7 million and $32.7 million for the three and six months ended March 31, 2023, primarily due to $12.1 million and $21.0 million increases in travel and entertainment and conference costs as activity has resumed post-pandemic, and a $10.3 million credit adjustment to increase the fair value of a contingent consideration asset in the prior year quarter. The increases in the three months ended March 31, 2023 were substantially offset by a $13.1 million decrease in acquisition-related costs, primarily due to costs associated with our global brand campaign in the prior year quarter, and a $6.2 million decrease in professional fees.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2023	2022		2023	2022
Investment and other income, net	$125.6	$27.7	353%	$216.7	$84.7	156%
Interest expense	(33.5)	(22.9)	46%	(64.4)	(42.2)	53%
Investment and other income of consolidated investment products, net	87.2	3.0	NM	73.6	107.7	(32%)
Expenses of consolidated investment products	(3.4)	(4.6)	(26%)	(14.9)	(8.8)	69%
Other Income, Net	$175.9	$3.2	NM	$211.0	$141.4	49%
Investment and other income, net increased $97.9 million and $132.0 million for the three and six months ended March 31, 2023 primarily due to an increase in dividend and interest income and higher gains on investments, partially offset by foreign currency exchange losses in each current year period.
Investments held by the Company generated net gains of $3.0 million and net losses of $23.1 million for the three months ended March 31, 2023 and 2022. The net gains in the current year period were primarily from assets invested for deferred compensation plans, partially offset by net losses on investments in nonconsolidated funds and separate accounts and net losses from investments measured at cost adjusted for observable price changes. The net losses in the prior year period were primarily from net losses on assets invested for deferred compensation plans and investments in nonconsolidated funds and separate accounts. Investments held by the Company generated net gains of $48.5 million and $2.7 million for the six months ended March 31, 2023 and 2022. The net gains in the current year were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by net losses from investments measured at cost adjusted for observable price changes and in the prior year were primarily from net gains on investments measured at cost adjusted for observable price changes, partially offset by net losses on assets invested for deferred compensation plans and investments in nonconsolidated funds and separate accounts.
Equity method investees generated income of $85.6 million and $118.8 million for the three and six months ended March 31, 2023, $65.8 million of which was fully offset in noncontrolling interest, primarily related to various alternative and global equity funds, as compared to income of $27.0 million and $51.7 million in the prior year, primarily related to a $52.6 million gain recognized on the sale of our investment in Embark. The gain on sale in the prior year was partially offset by losses from various global equity and alternative funds.
Net foreign currency exchange losses were $6.5 million and $33.6 million for the three and six months ended March 31, 2023, as compared to net gains of $5.8 million and $9.7 million for the three and six months ended March 31, 2022. The decrease was primarily due to the impact of the weakening of the U.S. dollar against the Euro and British Pound on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Dividend and interest income increased $27.2 million and $57.6 million for the three and six months ended March 31, 2023, as compared to the prior year periods, primarily due to higher yields.
Interest expense increased $10.6 million and $22.2 million for the three and six months ended March 31, 2023 primarily due to accretion on Lexington deferred consideration and, for the six-month period, an increase in interest recognized on tax reserves.

Investments held by consolidated investment products (“CIPs”) generated investment gains and other income of $87.2 million and $73.6 million in the three and six months ended March 31, 2023, largely related to gains on holdings of various equity and fixed income funds. Investments held by CIPs generated investment gains and other income of $3.0 million and $107.7 million during the three and six months ended March 31, 2022, largely related to gains on holdings of various alternative funds, partially offset by losses on holdings of various equity funds and fixed income funds.
Expenses of consolidated investments products decreased $1.2 million and increased $6.1 million for the three and six months ended March 31, 2023, due to activity of the funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at March 31, 2023, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,471.3	$—	$—	$—	$—	$3,471.3
Investments
Alternative	—	350.5	872.1	62.7	471.9	1,757.2
Equity	—	379.3	206.8	152.9	85.1	824.1
Fixed Income	—	205.1	48.0	37.2	293.2	583.5
Multi-Asset	—	52.2	11.2	—	59.3	122.7
Total investments	—	987.1	1,138.1	252.8	909.5	3,287.5
Total Cash and Cash Equivalents and Investments[2,3]	$3,471.3	$987.1	$1,138.1	$252.8	$909.5	$6,758.8

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2022 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,133.9 million used for operational activities, including investments in sponsored funds and other products, and $333.3 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $293.4 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests.
TAXES ON INCOME

Our effective income tax rate was 21.6% and 23.2% for the three and six months ended March 31, 2023, as compared to 23.0% and 22.2% for the three and six months ended March 31, 2022. The rate decrease for three-month period was primarily due to activity of CIPs for which there is no related tax impact, partially offset by an increase in tax audit settlements. The rate increase for the six-month period was primarily due to tax audit settlements, state tax provision to return adjustments, and tax expenses related to stock-based compensation, offset by activity of CIPs for which there is no related tax impact.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Operating income	$255.1	$463.0	$449.1	$1,020.7
Add (subtract):
Elimination of operating revenues upon consolidation of investment products[1]	9.1	17.2	14.2	25.5
Acquisition-related retention	23.2	34.2	86.8	74.2
Compensation and benefits expense from gains (losses) on deferred compensation, net	10.6	(15.3)	16.2	(11.1)
Other acquisition-related expenses	14.0	12.7	36.6	27.4
Amortization of intangible assets	86.0	60.4	169.2	118.7
Special termination benefits	31.8	4.4	42.7	7.1
Compensation and benefits expense related to minority interests in certain subsidiaries	10.4	—	20.5	—
Adjusted operating income	$440.2	$576.6	$835.3	$1,262.5

Total operating revenues	$1,927.2	$2,081.0	$3,894.3	$4,305.0
Add (subtract):
Acquisition-related pass through performance fees	(8.0)	—	(152.5)	(0.4)
Sales and distribution fees	(301.4)	(370.2)	(593.3)	(768.4)
Allocation of investment management fees for sales, distribution and marketing expenses	(105.2)	(112.2)	(201.9)	(224.1)
Elimination of operating revenues upon consolidation of investment products[1]	9.1	17.2	14.2	25.5
Adjusted operating revenues	$1,521.7	$1,615.8	$2,960.8	$3,337.6

Operating margin	13.2%	22.2%	11.5%	23.7%
Adjusted operating margin	28.9%	35.7%	28.2%	37.8%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income attributable to Franklin Resources, Inc.	$194.2	$349.6	$359.8	$802.8
Add (subtract):
Net loss of consolidated investment products[1]	8.5	0.1	4.9	10.1
Acquisition-related retention	23.2	34.2	86.8	74.2
Other acquisition-related expenses	20.1	12.7	48.8	27.8
Amortization of intangible assets	86.0	60.4	169.2	118.7
Special termination benefits	31.8	4.4	42.7	7.1
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	(6.0)	2.8	(13.6)	2.5
Unrealized investment (gains) losses	(1.9)	70.3	(32.6)	72.1
Interest expense for amortization of debt premium	(6.4)	(6.3)	(12.7)	(12.6)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	(0.3)	—	0.1	—
Net income tax expense of adjustments	(32.5)	(36.6)	(74.3)	(57.5)
Adjusted net income	$316.7	$491.6	$579.1	$1,045.2

Diluted earnings per share	$0.38	$0.68	$0.70	$1.57
Adjusted diluted earnings per share	0.61	0.96	1.13	2.04
__________________
1The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Elimination of operating revenues upon consolidation	$(9.1)	$(17.2)	$(14.2)	$(25.5)
Other income, net	62.9	9.9	60.1	82.4
Less: income (loss) attributable to noncontrolling interests	62.3	(7.2)	50.8	67.0
Net loss	$(8.5)	$(0.1)	$(4.9)	$(10.1)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2023	2022
Operating cash flows	$(289.7)	$270.5
Investing cash flows	(2,195.0)	(1,151.3)
Financing cash flows	1,920.6	1,275.9
Net cash used by operating activities during the six months ended March 31, 2023 as compared to net cash provided in the prior year was primarily due to lower net income, higher net purchases of investments by CIPs, and higher payments of accrued compensation and benefits, partially offset by increases of accounts payable, accrued expenses and other liabilities and adjustments for losses of CIPs as compared to gains in the prior year. Net cash used in investing activities increased primarily due to net purchases of investments as compared to net liquidations in the prior year, higher net purchases of investments by CLOs, and cash paid for acquisitions in the current year. Net cash provided by financing activities increased primarily due to higher net subscriptions in CIPs by noncontrolling interests, proceeds from repurchase agreements, and higher net proceeds on debt of consolidated investment products.

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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2023	September 30, 2022
Assets
Cash and cash equivalents	$3,369.9	$4,086.8
Receivables	1,229.4	1,130.8
Investments	1,003.2	830.0
Total Liquid Assets	$5,602.5	$6,047.6

Liability
Debt	$3,364.6	$3,376.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2023 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At March 31, 2023, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,594.7 million. At March 31, 2023, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,480.5 million at March 31, 2023. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
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

We maintain a 364-day revolving credit facility with an aggregate commitment of $500.0 million that matures September 2023. As of the time of this filing, there are no amounts outstanding with respect to the 364-day revolving credit facility. We have a 3-year term loan with an aggregate commitment of $300.0 million. The 364-day revolving credit facility and term loan credit agreement contain a financial performance covenant requiring that the Company maintains a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00. We were in compliance with all debt covenants at March 31, 2023.
At March 31, 2023, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.60 per share during the six months ended March 31, 2023 and $0.58 per share during the six months ended March 31, 2022. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and six months ended March 31, 2023, we repurchased 0.1 million and 0.6 million shares of our common stock at a cost of $3.6 million and $17.8 million. At March 31, 2023, 23.7 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and six months ended March 31, 2022, we repurchased 2.7 million and 3.4 million shares of our common stock at a cost of $80.8 million and $102.5 million.
We invested $242.0 million, net of redemptions, into our sponsored products during the six months ended March 31, 2023 and redeemed $122.6 million, net of investments, in the prior year period.
On September 27, 2022 we entered into a lease agreement for office space in New York City located at One Madison Avenue with occupancy expected to begin in early fiscal year 2024 with an aggregate expected commitment of $766.7 million over 16 years. This is part of an initiative to consolidate our existing office space in New York City.
On November 1, 2022, we acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from The Bank of New York Mellon Corporation. Total purchase consideration consisted of cash consideration of approximately $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations (“CLOs”); deferred consideration of $62.0 million; and contingent consideration of up to $350.0 million to be paid upon the achievement of certain performance thresholds over the next four years that has an acquisition-date fair value of $24.6 million. We paid the purchase price from our existing cash.
On December 15, 2022, we entered into repurchase agreements with a third-party financing company for certain securities held in Alcentra’s CLOs. Under the terms of the repurchase agreements, we received cash proceeds of approximately $175.0 million with pledged collateral consisting of Alcentra investments with a carrying value of $201.4 million at March 31, 2023. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington for cash consideration of approximately $1.0 billion and additional payments of $750 million to be paid in cash over the next three years. The first additional payment of $250 million was made during the third quarter of fiscal year 2023 from our existing cash.

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2023.
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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2023, we were the primary beneficiary of 59 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2022, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the six months ended March 31, 2023, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of March 31, 2023, Level 3 assets represented 6% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the six months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2023, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2022.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
In October 2022, the Company deployed a new financial reporting system which was designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improved business processes. This system implementation was significant in scale and complexity and resulted in modification to certain internal controls.
Other than the system implementation, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
The following Risk Factor disclosure supplements the discussion of our Risk Factors previously disclosed in our last Annual Report on Form 10-K for fiscal year 2022. The Risk Factors disclosed in our last Annual Report on Form 10-K and the Risk Factors below could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Volatility and disruption of our business and financial markets and adverse changes in the global economy may significantly affect our results of operations and put pressure on our financial results.
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The asset management industry continues to experience disruption and challenges, including increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, banking and financial markets have currently and in the past experienced and may continue, from time to time, to experience volatility and disruption worldwide. For example, the recent closures in March 2023 of Silicon Valley Bank and Signature Bank in the United States and the announced acquisition of Credit Suisse Group AG have resulted in market disruption and volatility and could lead to greater instability and a deterioration of confidence in the credit and financial markets. Declines in global economic conditions have resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2023.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	72,679	$28.36	72,679	23,789,148
February 2023	46,439	31.57	46,439	23,742,709
March 2023	1,537	24.28	1,537	23,741,172
Total	120,655		120,655
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	May 1, 2023	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	May 1, 2023	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer