Form 10-Q
period 2023-06-30
FRANKLIN RESOURCES INC
filed 2023-07-28
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 21, 2023: 498,977,820.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Operating Revenues
Investment management fees	$1,613.4	$1,636.1	$4,818.5	$5,045.8
Sales and distribution fees	304.0	335.6	897.3	1,104.0
Shareholder servicing fees	38.8	46.9	115.5	146.8
Other	12.8	12.7	32.0	39.7
Total operating revenues	1,969.0	2,031.3	5,863.3	6,336.3
Operating Expenses
Compensation and benefits	841.2	766.7	2,667.7	2,321.8
Sales, distribution and marketing	406.8	440.3	1,202.0	1,432.8
Information systems and technology	127.3	125.9	376.7	376.6
Occupancy	56.9	53.8	171.1	163.1
Amortization of intangible assets	85.4	81.8	254.6	200.5
General, administrative and other	136.5	158.1	427.2	416.1
Total operating expenses	1,654.1	1,626.6	5,099.3	4,910.9
Operating Income	314.9	404.7	764.0	1,425.4
Other Income (Expenses)
Investment and other income, net	51.2	13.0	267.9	97.7
Interest expense	(34.9)	(28.9)	(99.3)	(71.1)
Investment and other income (losses) of consolidated investment products, net	1.7	(74.4)	75.3	33.3
Expenses of consolidated investment products	(0.8)	(1.3)	(15.7)	(10.1)
Other income (expenses), net	17.2	(91.6)	228.2	49.8
Income before taxes	332.1	313.1	992.2	1,475.2
Taxes on income	84.1	89.5	237.3	347.7
Net income	248.0	223.6	754.9	1,127.5
Less: net income (loss) attributable to
Redeemable noncontrolling interests	26.8	(0.5)	108.5	(50.2)
Nonredeemable noncontrolling interests	(6.3)	(32.3)	59.1	118.5
Net Income Attributable to Franklin Resources, Inc.	$227.5	$256.4	$587.3	$1,059.2

Earnings per Share
Basic	$0.44	$0.50	$1.14	$2.07
Diluted	0.44	0.50	1.14	2.07

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Income	$248.0	$223.6	$754.9	$1,127.5
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	16.5	(100.6)	159.7	(123.8)
Net unrealized losses on defined benefit plans, net of tax	(0.6)	(2.4)	(1.4)	(2.2)
Net unrealized gains on investments, net of tax	—	—	0.2	—
Total other comprehensive income (loss)	15.9	(103.0)	158.5	(126.0)
Total comprehensive income	263.9	120.6	913.4	1,001.5
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	26.8	(0.5)	108.5	(50.2)
Nonredeemable noncontrolling interests	(6.3)	(32.3)	59.1	118.5
Comprehensive Income Attributable to Franklin Resources, Inc.	$243.4	$153.4	$745.8	$933.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$3,728.6	$4,134.9
Receivables	1,341.9	1,264.8
Investments (including $867.3 and $613.5 at fair value at June 30, 2023 and September 30, 2022)	2,249.1	1,651.3
Assets of consolidated investment products
Cash and cash equivalents	659.0	647.6
Investments, at fair value	9,639.0	7,898.1
Property and equipment, net	806.1	743.3
Goodwill	6,012.3	5,778.6
Intangible assets, net	4,994.9	5,082.1
Operating lease right-of-use assets	431.0	464.5
Other	372.7	395.4
Total Assets	$30,234.6	$28,060.6

Liabilities
Compensation and benefits	$1,461.2	$1,464.4
Accounts payable and accrued expenses	563.5	466.2
Income taxes	448.6	523.1
Debt	3,358.7	3,376.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	565.4	646.9
Debt	7,988.7	5,457.7
Deferred tax liabilities	450.7	347.8
Operating lease liabilities	494.8	528.4
Other	1,313.7	1,425.0
Total liabilities	16,645.3	14,235.9
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,050.1	1,525.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 499,012,841 and 499,575,175 shares issued and outstanding at June 30, 2023 and September 30, 2022	49.9	50.0
Retained earnings	12,360.7	12,045.6
Accumulated other comprehensive loss	(462.5)	(621.0)
Total Franklin Resources, Inc. stockholders’ equity	11,948.1	11,474.6
Nonredeemable noncontrolling interests	591.1	824.3
Total stockholders’ equity	12,539.2	12,298.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$30,234.6	$28,060.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2023	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				165.6		165.6	4.7	170.3
Other comprehensive income					124.7	124.7		124.7
Dividends declared on common stock ($0.30 per share)				(153.6)		(153.6)		(153.6)
Repurchase of common stock	(0.5)	(0.1)	(69.1)	55.0		(14.2)		(14.2)
Issuance of common stock	1.2	0.1	33.5			33.6		33.6
Stock-based compensation			35.6			35.6		35.6
Net subscriptions and other							95.9	95.9
Net deconsolidation of investment products							(35.7)	(35.7)
Balance at December 31, 2022	500.3	$50.0	$—	$12,112.6	$(496.3)	$11,666.3	$889.2	$12,555.5
Net income				194.2		194.2	60.7	254.9
Other comprehensive income					17.9	17.9		17.9
Dividends declared on common stock ($0.30 per share)				(153.8)		(153.8)		(153.8)
Repurchase of common stock	(0.1)	—	(66.0)	62.4		(3.6)		(3.6)
Issuance of common stock	0.7	0.1	25.2			25.3		25.3
Stock-based compensation			40.8			40.8		40.8
Net distributions and other							(14.9)	(14.9)
Net deconsolidation of investment products							(324.2)	(324.2)
Adjustment to fair value of redeemable noncontrolling interests				44.7		44.7		44.7
Balance at March 31, 2023	500.9	$50.1	$—	$12,260.1	$(478.4)	$11,831.8	$610.8	$12,442.6
Net income (loss)				227.5		227.5	(6.3)	221.2
Other comprehensive income					15.9	15.9		15.9
Dividends declared on common stock ($0.30 per share)				(152.9)		(152.9)		(152.9)
Repurchase of common stock	(2.0)	(0.2)	(15.9)	(34.8)		(50.9)		(50.9)
Issuance of common stock	0.1	—	3.6			3.6		3.6
Stock-based compensation			12.3			12.3		12.3
Net distributions and other							(12.7)	(12.7)
Net deconsolidation of investment products							(0.7)	(0.7)
Adjustment to fair value of redeemable noncontrolling interests				60.8		60.8		60.8
Balance at June 30, 2023	499.0	$49.9	$—	$12,360.7	$(462.5)	$11,948.1	$591.1	$12,539.2
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2022	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				453.2		453.2	84.1	537.3
Other comprehensive loss					(12.0)	(12.0)		(12.0)
Dividends declared on common stock ($0.29 per share)				(148.9)		(148.9)		(148.9)
Repurchase of common stock	(0.7)	—	(58.8)	37.1		(21.7)		(21.7)
Issuance of common stock	1.4	0.1	47.6			47.7		47.7
Stock-based compensation			11.2			11.2		11.2
Net distributions and other							(27.8)	(27.8)
Balance at December 31, 2021	502.5	$50.3	$—	$11,892.2	$(389.6)	$11,552.9	$643.5	$12,196.4
Net income				349.6		349.6	66.7	416.3
Other comprehensive loss					(11.0)	(11.0)		(11.0)
Dividends declared on common stock ($0.29 per share)				(148.3)		(148.3)		(148.3)
Repurchase of common stock	(2.7)	(0.4)	(66.7)	(13.7)		(80.8)		(80.8)
Issuance of common stock	0.6	0.1	18.5			18.6		18.6
Stock-based compensation			48.2			48.2		48.2
Net distributions and other							(21.7)	(21.7)
Net deconsolidation of investment products							(39.6)	(39.6)
Adjustment to fair value of redeemable noncontrolling interests				(188.5)		(188.5)		(188.5)
Balance at March 31, 2022	500.4	$50.0	$—	$11,891.3	$(400.6)	$11,540.7	$648.9	$12,189.6
Net income (loss)				256.4		256.4	(32.3)	224.1
Other comprehensive loss					(103.0)	(103.0)		(103.0)
Dividends declared on common stock ($0.29 per share)				(147.7)		(147.7)		(147.7)
Repurchase of common stock	(2.0)	(0.2)	(48.3)	(2.5)		(51.0)		(51.0)
Issuance of common stock	—	—	1.8			1.8		1.8
Stock-based compensation			46.5			46.5		46.5
Net distributions and other							(24.8)	(24.8)
Net deconsolidation of investment products							(0.3)	(0.3)
Acquisition							149.9	149.9
Balance at June 30, 2022	498.4	$49.8	$—	$11,997.5	$(503.6)	$11,543.7	$741.4	$12,285.1
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2023	2022
Net Income	$754.9	$1,127.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	137.9	160.9
Amortization of deferred sales commissions	37.2	49.6
Depreciation and other amortization	78.3	68.8
Amortization of intangible assets	254.6	200.5
Net (gains) losses on investments	(62.3)	32.9
Income from investments in equity method investees	(111.1)	(51.6)
Net losses on investments of consolidated investment products	116.0	22.0
Net purchase of investments by consolidated investment products	(833.2)	(312.2)
Deferred income taxes	50.8	55.9
Other	99.2	33.0
Changes in operating assets and liabilities:
Increase in receivables and other assets	(69.8)	(97.3)
Decrease (increase) in investments, net	6.4	(33.2)
Increase (decrease) in accrued compensation and benefits	(84.3)	45.1
Decrease in income taxes payable	(58.9)	(176.3)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	48.3	(9.1)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	1.3	(26.2)
Net cash provided by operating activities	365.3	1,090.3
Purchase of investments	(665.1)	(676.5)
Liquidation of investments	551.3	872.0
Purchase of investments by consolidated collateralized loan obligations	(3,465.6)	(3,198.4)
Liquidation of investments by consolidated collateralized loan obligations	1,230.3	1,501.4
Additions of property and equipment, net	(121.5)	(55.6)
Acquisitions, net of cash acquired	(500.5)	(1,354.7)
Payments of contingent consideration asset	5.5	20.9
Payments of deferred consideration liability	(241.8)	—
Net (deconsolidation) consolidation of investment products	(43.8)	211.0
Net cash used in investing activities	(3,251.2)	(2,679.9)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2023	2022
Issuance of common stock	$13.4	$13.6
Dividends paid on common stock	(454.8)	(437.1)
Repurchase of common stock	(70.0)	(154.0)
Proceeds from repurchase agreement	174.8	—
Proceeds from debt of consolidated investment products	3,213.6	4,345.2
Payments on debt of consolidated investment products	(926.9)	(2,469.3)
Payments on contingent consideration liabilities	(7.6)	(4.1)
Noncontrolling interests	482.5	194.9
Net cash provided by financing activities	2,425.0	1,489.2
Effect of exchange rate changes on cash and cash equivalents	66.0	(68.1)
Decrease in cash and cash equivalents	(394.9)	(168.5)
Cash and cash equivalents, beginning of period	4,782.5	4,647.2
Cash and Cash Equivalents, End of Period	$4,387.6	$4,478.7

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$225.4	$456.7
Cash paid for interest	55.5	61.8
Cash paid for interest by consolidated investment products	232.2	107.0

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is not deductible for tax purposes. The definite-lived intangible assets relate to acquired investment management contracts and trade names, which are amortized over their estimated useful lives ranging from 3.0 years to 10.0 years. Amortization expense related to the definite-lived intangible assets was $3.5 million and $9.3 million for the three and nine months ended June 30, 2023. These assets had a weighted-average remaining useful life of 4.8 years at June 30, 2023, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023 (remainder of year)	$3.5
2024	14.0
2025	14.0
2026	3.9
2027	2.9
Thereafter	8.1
Total	$46.4

Costs incurred in connection with the acquisition were $14.1 million for the nine months ended June 30, 2023.

Alcentra contributed $116.7 million of operating revenue and did not have a material impact to net income attributable to Franklin Resources, Inc. for the nine months ended June 30, 2023. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

In connection with the acquisition, the Company on December 15, 2022 entered into repurchase agreements with a third-party financing company for certain securities held by the Company in Alcentra’s CLOs. As of June 30, 2023, other liabilities includes repurchase agreements of $172.9 million with maturity values of €132.3 million and $42.4 million in local currency. The Company has pledged Alcentra investments with a carrying value of $179.3 million as collateral as of June 30, 2023. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Franklin Resources, Inc.	$227.5	$256.4	$587.3	$1,059.2
Less: allocation of earnings to participating nonvested stock and stock unit awards	10.2	11.2	26.7	45.6
Net Income Available to Common Stockholders	$217.3	$245.2	$560.6	$1,013.6

Weighted-average shares outstanding – basic	490.7	487.5	490.3	489.1
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.4	0.7	0.6
Weighted-Average Shares Outstanding – Diluted	491.4	487.9	491.0	489.7

Earnings per Share
Basic	$0.44	$0.50	$1.14	$2.07
Diluted	0.44	0.50	1.14	2.07
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and nine months ended June 30, 2023 and 2022.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2023
Investment management fees	$1,232.3	$192.3	$64.3	$53.9	$70.6	$1,613.4
Sales and distribution fees	213.5	75.4	5.1	10.0	—	304.0
Shareholder servicing fees	30.3	8.0	0.5	—	—	38.8
Other	11.9	0.5	0.4	—	—	12.8
Total	$1,488.0	$276.2	$70.3	$63.9	$70.6	$1,969.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2023
Investment management fees	$3,672.9	$570.7	$214.4	$162.0	$198.5	$4,818.5
Sales and distribution fees	634.1	217.4	15.1	30.7	—	897.3
Shareholder servicing fees	90.2	23.5	1.6	0.2	—	115.5
Other	30.1	0.8	0.8	—	0.3	32.0
Total	$4,427.3	$812.4	$231.9	$192.9	$198.8	$5,863.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2022
Investment management fees	$1,234.7	$211.6	$71.2	$59.4	$59.2	$1,636.1
Sales and distribution fees	238.1	80.2	5.8	11.5	—	335.6
Shareholder servicing fees	37.5	8.5	0.4	0.1	0.4	46.9
Other	12.0	0.3	0.2	—	0.2	12.7
Total	$1,522.3	$300.6	$77.6	$71.0	$59.8	$2,031.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2022
Investment management fees	$3,720.8	$707.2	$242.5	$194.3	$181.0	$5,045.8
Sales and distribution fees	778.1	268.3	20.0	37.6	—	1,104.0
Shareholder servicing fees	116.4	27.9	1.1	0.2	1.2	146.8
Other	38.2	0.8	0.5	—	0.2	39.7
Total	$4,653.5	$1,004.2	$264.1	$232.1	$182.4	$6,336.3
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three and nine months ended June 30, 2023 and 83% and 81% for the three and nine months ended June 30, 2022.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2023	September 30, 2022
Investments, at fair value
Sponsored funds and separate accounts	$616.6	$413.0
Investments related to long-term incentive plans	202.3	143.3
Other equity and debt investments	48.4	57.2
Total investments, at fair value	867.3	613.5
Investments in equity method investees	1,118.5	771.5
Other investments	263.3	266.3
Total	$2,249.1	$1,651.3
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$333.3	$220.7	$17.9	$44.7	$616.6
Investments related to long-term incentive plans	179.9	—	—	22.4	202.3
Other equity and debt investments	3.4	7.5	4.3	33.2	48.4
Contingent consideration asset	—	—	4.4	—	4.4
Total Assets Measured at Fair Value	$516.6	$228.2	$26.6	$100.3	$871.7

Liabilities
Securities sold short	$142.4	$—	$—	$—	$142.4
Contingent consideration liabilities	—	—	55.1	—	55.1
Total Liabilities Measured at Fair Value	$142.4	$—	$55.1	$—	$197.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$289.5	$55.4	$14.1	$54.0	$413.0
Investments related to long-term incentive plans	143.3	—	—	—	143.3
Other equity and debt investments	3.1	19.4	2.7	32.0	57.2
Contingent consideration asset	—	—	9.8	—	9.8
Total Assets Measured at Fair Value	$435.9	$74.8	$26.6	$86.0	$623.3

Liabilities
Contingent consideration liabilities	$—	$—	$31.6	$—	$31.6
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable global equity and private real estate funds. These investments were as follows:

(in millions)	June 30, 2023	September 30, 2022
Nonredeemable investments[1]
Investments with known liquidation periods	$33.2	$32.8
Investments with unknown liquidation periods	17.4	29.4

Redeemable investments[2]	49.7	23.8

Unfunded commitments	43.2	51.4
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 3.2 years and 3.4 years at June 30, 2023 and September 30, 2022.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2023		September 30, 2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,728.6	$3,728.6	$4,134.9	$4,134.9
Other investments
Time deposits	2	10.1	10.1	9.4	9.4
Equity securities	3	253.2	253.2	256.9	256.9

Financial Liability
Debt	2	$3,358.7	$2,804.9	$3,376.4	$2,750.1

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 69 CIPs, including 19 CLOs, as of June 30, 2023 and 59 CIPs, including 15 CLOs, as of September 30, 2022.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$659.0	$647.6
Receivables	118.3	134.0
Investments, at fair value	9,639.0	7,898.1
Total Assets	$10,416.3	$8,679.7

Liabilities
Accounts payable and accrued expenses	$565.4	$646.9
Debt	7,988.7	5,457.7
Other liabilities	26.6	175.0
Total liabilities	8,580.7	6,279.6
Redeemable Noncontrolling Interests	590.9	942.2
Stockholders’ Equity
Franklin Resources, Inc.’s interests	967.9	960.8
Nonredeemable noncontrolling interests	276.8	497.1
Total stockholders’ equity	1,244.7	1,457.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$10,416.3	$8,679.7
The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2023 and 2022.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2023
Assets
Cash and cash equivalents of CLOs	$457.5	$—	$—	$—	$457.5
Receivables of CLOs	—	60.3	—	—	60.3
Investments
Equity and debt securities	201.8	771.4	568.2	150.3	1,691.7
Loans	—	7,943.6	3.7	—	7,947.3
Total Assets Measured at Fair Value	$659.3	$8,775.3	$571.9	$150.3	$10,156.8

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Cash and cash equivalents of CLOs	$269.1	$—	$—	$—	$269.1
Receivables of CLOs	—	67.4	—	—	67.4
Investments
Equity and debt securities	75.4	881.0	555.8	173.5	1,685.7
Loans	—	5,704.4	239.4	—	5,943.8
Real estate	—	—	268.6	—	268.6
Total Assets Measured at Fair Value	$344.5	$6,652.8	$1,063.8	$173.5	$8,234.6
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)	June 30, 2023	September 30, 2022
Nonredeemable investments[1]
Investments with known liquidation periods	$—	$19.5
Investments with unknown liquidation periods	21.9	12.0

Redeemable investments[2]	128.4	142.0

Unfunded commitments[3]	—	0.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. As of June 30, 2023, there were no investments with known liquidation periods. Investments with known liquidation periods have an expected weighted-average life of 0.3 years at September 30, 2022.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3As of June 30, 2023, there were no investments with unfunded commitments. Of the total unfunded commitments, the Company was contractually obligated to fund $0.1 million based on its ownership percentage in the CIPs, at September 30, 2022.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Loans	Total Level 3 Assets
for the three months ended June 30, 2023
Balance at April 1, 2023	$539.0	$3.1	$542.1
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	(31.6)	0.1	(31.5)
Purchases	61.2	(0.2)	61.0
Sales and settlements	(0.1)	0.2	0.1
Transfers into Level 3	—	0.5	0.5
Transfers out of Level 3	(0.3)	—	(0.3)
Balance at June 30, 2023	$568.2	$3.7	$571.9
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(32.0)	$0.1	$(31.9)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2023
Balance at October 1, 2022	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	(56.3)	(9.0)	0.2	(65.1)
Purchases	83.7	86.1	58.4	228.2
Sales and settlements	(25.1)	—	—	(25.1)
Net (deconsolidations) consolidations	10.4	(345.7)	(292.6)	(627.9)
Transfers into Level 3	—	—	3.6	3.6
Transfers out of Level 3	(0.3)	—	(5.3)	(5.6)
Balance at June 30, 2023	$568.2	$—	$3.7	$571.9
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(55.0)	$—	$0.1	$(54.9)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended June 30, 2022
Balance at April 1, 2022	$595.4	$175.4	$33.6	$804.4
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	(31.7)	4.1	0.2	(27.4)
Purchases	6.5	61.0	(0.1)	67.4
Sales and settlements	(13.1)	—	(0.1)	(13.2)
Net deconsolidations	—	—	(1.7)	(1.7)
Transfers into Level 3	—	—	5.7	5.7
Transfers out of Level 3	(0.1)	—	—	(0.1)
Balance at June 30, 2022	$557.0	$240.5	$37.6	$835.1
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$(32.2)	$4.1	$0.2	$(27.9)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2022
Balance at October 1, 2021	$453.3	$89.4	$20.5	$563.2
Gains included in investment and other income (losses) of consolidated investment products, net	138.6	18.4	0.2	157.2
Purchases	140.0	132.7	14.0	286.7
Sales and settlements	(118.9)	—	(1.1)	(120.0)
Net deconsolidations	(55.0)	—	(1.7)	(56.7)
Transfers into Level 3	0.1	—	5.7	5.8
Transfers out of Level 3	(1.1)	—	—	(1.1)
Balance at June 30, 2022	$557.0	$240.5	$37.6	$835.1
Change in unrealized gains included in net income relating to assets held at June 30, 2022	$126.6	$18.4	$—	$145.0
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$568.2	Market pricing	Private sale pricing	$0.01–$1,000.00 ($43.23) per share
			Discount for lack of marketability	12.0%–21.8% (16.4%)

(in millions)
as of September 30, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$555.8	Market pricing	Private sale pricing	$0.01–$558.45 ($33.31) per share
			Discount for lack of marketability	23.5%–25.1% (24.9%)

Real estate	268.6	Discounted cash flow	Discount rate	4.5%–6.3% (5.1%)
			Exit capitalization rate	5.5%–6.8% (6.0%)

Loans	147.2	Market pricing	Price	$0.97–$0.98 ($0.98)
	60.4	Discounted cash flow	Discount rate	9.9%
	31.9	Yield capitalization	Credit spread	6.3%
			Loan-to-value ratio	79.1%–88.1% (83.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of liquidity, were independently higher (lower) as of June 30, 2023, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow valuations, as well as the discount for lack of liquidity used in the market-based valuations, were independently higher (lower) as of June 30, 2023, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2023		September 30, 2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$201.5	$201.5	$378.5	$378.5
Financial Liabilities
Debt of CLOs[1]	2 or 3	$7,967.0	$7,845.5	$5,408.0	$5,548.8
Other debt	3	21.7	11.5	49.7	42.4
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	June 30, 2023		September 30, 2022
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$7,967.0	6.48%	$5,408.0	2.78%
Other debt	21.7	6.00%	49.7	5.19%
Total	$7,988.7		$5,457.7
The debt of CIPs had fixed and floating interest rates ranging from 2.39% to 15.08% at June 30, 2023, and from 1.42% to 8.51% at September 30, 2022. The floating rates were based on the London Interbank Offered Rate and Secured Overnight Financing Rate.
The contractual maturities for the debt of CIPs at June 30, 2023 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2023 (remainder of year)	$178.0
2024	—
2025	—
2026	—
2027	—
Thereafter	7,810.7
Total	$7,988.7
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	June 30, 2023	September 30, 2022
Unpaid principal balance	$8,300.1	$6,118.4
Difference between unpaid principal balance and fair value	(200.3)	(356.1)
Fair Value	$8,099.8	$5,762.3
Investments 90 days or more past due were immaterial at June 30, 2023 and September 30, 2022.

The Company recognized $6.5 million and $9.0 million of net gains during the three and nine months ended June 30, 2023 and $4.9 million and $17.8 million of net gains during the three and nine months ended June 30, 2022, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $8,125.7 million and $5,781.3 million at June 30, 2023 and September 30, 2022.
Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2023			2022
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended June 30,
Balance at beginning of period	$445.6	$514.9	$960.5	$625.3	$512.8	$1,138.1
Net income (loss)	10.5	16.3	26.8	(16.5)	16.0	(0.5)
Net subscriptions (distributions) and other	30.2	(11.2)	19.0	5.4	(29.6)	(24.2)
Net consolidations	104.6	—	104.6	380.3	—	380.3
Adjustment to fair value	—	(60.8)	(60.8)	—	—	—
Balance at End of Period	$590.9	$459.2	$1,050.1	$994.5	$499.2	$1,493.7

(in millions)	2023			2022
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the nine months ended June 30,
Balance at beginning of period	$942.2	$583.6	$1,525.8	$622.5	$310.5	$933.0
Net income (loss)	68.5	40.0	108.5	(90.9)	40.7	(50.2)
Net subscriptions (distributions) and other	498.2	(58.9)	439.3	320.0	(40.5)	279.5
Net consolidations (deconsolidations)	(918.0)	—	(918.0)	142.9	—	142.9
Adjustment to fair value	—	(105.5)	(105.5)	—	188.5	188.5
Balance at End of Period	$590.9	$459.2	$1,050.1	$994.5	$499.2	$1,493.7

Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	June 30, 2023	September 30, 2022
Investments	$949.6	$718.0
Receivables	216.7	165.4
Total	$1,166.3	$883.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the nine months ended June 30, 2023 or fiscal year 2022.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the nine months ended June 30, 2023, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2022. As of June 30, 2023, the amount reported as distributed to fund unitholders in the aggregate is INR 27,109.3 crore (approximately $3.3 billion).

Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2023 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of June 30, 2023.
Other Commitments and Contingencies
At June 30, 2023, there were no material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2023
Nonvested balance at October 1, 2022	13,492	3,401	16,893	$24.04
Granted	6,938	271	7,209	22.67
Vested	(1,799)	(138)	(1,937)	24.65
Forfeited/canceled	(357)	(177)	(534)	24.79
Nonvested Balance at June 30, 2023	18,274	3,357	21,631	$23.51
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $202.3 million at June 30, 2023. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Dividend and interest income	$42.7	$6.3	$111.5	$17.5
Gains (losses) on investments, net	13.8	(35.6)	62.3	(32.9)
Income (losses) from investments in equity method investees	(7.7)	(0.1)	111.1	51.6
Gains (losses) on derivatives, net	(5.1)	17.5	(19.4)	15.2
Rental income	11.1	9.6	35.1	27.9
Foreign currency exchange (losses) gains, net	(6.6)	14.5	(40.2)	24.2
Other, net	3.0	0.8	7.5	(5.8)
Investment and other income, net	$51.2	$13.0	$267.9	$97.7
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $17.0 million and $95.7 million for the three and nine months ended June 30, 2023 and $(50.3) million and $(79.1) million for the three and nine months ended June 30, 2022.
Note 13 - Subsequent Event
On July 25, 2023, the Company terminated its 364-day $500.0 million revolving credit facility and its 3-year $300.0 million term loan. On the date of termination, the 364-day revolving credit facility had no amounts outstanding and all amounts outstanding under the term loan were repaid with existing cash. Concurrent with the actions above, the Company entered into a 5-year $800.0 million revolving credit facility. As of the time of this filing, there were no borrowings outstanding under the 5-year credit facility.

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
During our third fiscal quarter, global equity markets provided positive returns led by developed markets, particularly the U.S., reflecting moderating inflation and signs of domestic economic strength despite rising interest rates. The S&P 500 Index and MSCI World Index increased 8.7% and 7.0% for the quarter and 25.7% and 26.9% for the fiscal year to date. The global bond markets declined during the quarter but remained positive for the fiscal year to date as the Bloomberg Global Aggregate Index decreased 1.5% during the quarter and increased 6.0% for the fiscal year to date, reflecting divergence in monetary policy during the quarter as the Federal Reserve paused raising interest rates in June for the first time in over a year while other central banks continued to raise interest rates.
Our total AUM at June 30, 2023 was $1,431.5 billion, 10% higher than at September 30, 2022 and 4% higher than at June 30, 2022. Monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2023 decreased 1% and 7% from the same periods in the prior fiscal year.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2023	2022		2023	2022
Operating revenues	$1,969.0	$2,031.3	(3%)	$5,863.3	$6,336.3	(7%)
Operating income	314.9	404.7	(22%)	764.0	1,425.4	(46%)
Operating margin[1]	16.0%	19.9%		13.0%	22.5%

Net income attributable to Franklin Resources, Inc.	$227.5	$256.4	(11%)	$587.3	$1,059.2	(45%)
Diluted earnings per share	0.44	0.50	(12%)	1.14	2.07	(45%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$476.8	$566.9	(16%)	$1,312.1	$1,829.4	(28%)
Adjusted operating margin	30.5%	35.3%		29.0%	37.0%

Adjusted net income	$326.1	$416.0	(22%)	$905.2	$1,461.2	(38%)
Adjusted diluted earnings per share	0.63	0.82	(23%)	1.76	2.86	(38%)
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	June 30, 2023	June 30, 2022	Percent Change
Fixed Income	$505.1	$536.3	(6%)
Equity	458.0	424.9	8%
Alternative	257.2	224.8	14%
Multi-Asset	148.3	136.2	9%
Cash Management	62.9	57.6	9%
Total	$1,431.5	$1,379.8	4%

Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2023	2022		2023	2022
Fixed Income	$507.1	$563.4	(10%)	36%	39%
Equity	442.8	467.8	(5%)	31%	33%
Alternative	257.5	205.4	25%	18%	14%
Multi-Asset	146.3	144.4	1%	10%	10%
Cash Management	65.9	58.8	12%	5%	4%
Total	$1,419.6	$1,439.8	(1%)	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2023	2022		2023	2022
Fixed Income	$500.4	$606.2	(17%)	36%	40%
Equity	431.8	510.4	(15%)	31%	34%
Alternative	250.6	172.9	45%	18%	12%
Multi-Asset	143.1	148.4	(4%)	10%	10%
Cash Management	70.2	60.5	16%	5%	4%
Total	$1,396.1	$1,498.4	(7%)	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Beginning AUM	$1,422.1	$1,477.5	(4%)	$1,297.4	$1,530.1	(15%)
Long-term inflows	67.4	77.4	(13%)	199.7	260.5	(23%)
Long-term outflows	(67.2)	(97.2)	(31%)	(214.1)	(267.9)	(20%)
Long-term net flows	0.2	(19.8)	NM	(14.4)	(7.4)	95%
Cash management net flows	(7.3)	0.4	NM	5.9	(0.9)	NM
Total net flows	(7.1)	(19.4)	(63%)	(8.5)	(8.3)	2%
Acquisitions	—	57.2	(100%)	34.9	64.9	(46%)
Net market change, distributions and other	16.5	(135.5)	NM	107.7	(206.9)	NM
Ending AUM	$1,431.5	$1,379.8	4%	$1,431.5	$1,379.8	4%

Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2023
AUM at April 1, 2023	$510.1	$437.1	$258.2	$146.1	$70.6	$1,422.1
Long-term inflows	26.5	23.0	7.3	10.6	—	67.4
Long-term outflows	(29.6)	(26.0)	(3.3)	(8.3)	—	(67.2)
Long-term net flows	(3.1)	(3.0)	4.0	2.3	—	0.2
Cash management net flows	—	—	—	—	(7.3)	(7.3)
Total net flows	(3.1)	(3.0)	4.0	2.3	(7.3)	(7.1)
Net market change, distributions and other	(1.9)	23.9	(5.0)	(0.1)	(0.4)	16.5
AUM at June 30, 2023	$505.1	$458.0	$257.2	$148.3	$62.9	$1,431.5

AUM increased $9.4 billion or 1% during the three months ended June 30, 2023 due to the positive impact of $16.5 billion of net market change, distributions and other and $0.2 billion of long-term net inflows (which includes $3.5 billion of long-term reinvested distributions), partially offset by $7.3 billion of cash management net outflows. Long-term net inflows included $3.2 billion from a low-fee equity mandate. Net market change, distributions and other primarily consists of $24.4 billion of market appreciation and a $0.1 billion increase from foreign exchange revaluation, partially offset by $8.0 billion of long-term distributions. The market appreciation occurred in all asset classes with the exception of the alternative asset class, most significantly in the equity asset class, reflecting positive returns in the global equity markets.

AUM increased $51.7 billion or 4%, as compared to the prior year period. Long-term inflows decreased 13% to $67.4 billion, driven by lower inflows in fixed income, equity, and multi-asset open end funds, fixed income institutional separate accounts, multi-asset sub-advised mutual funds, and equity retail separate accounts, partially offset by higher inflows for multi-asset institutional separate accounts, alternative private funds, and equity sub-advised mutual funds. Long-term outflows decreased 31% to $67.2 billion driven by lower redemptions in fixed income and equity open end funds, fixed income and equity institutional separate accounts, multi-asset sub-advised mutual funds, and equity and fixed income retail separate accounts, partially offset by higher redemptions for multi-asset institutional separate accounts.

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
AUM decreased $97.7 billion or 7% during the three months ended June 30, 2022 due to the negative impact of $135.5 billion of net market change, distributions and other and $19.8 billion of long-term net outflows, partially offset by an acquisition of $57.2 billion and $0.4 billion of cash management net inflows. Net market change, distributions and other primarily consists of $117.3 billion of market depreciation, a $10.3 billion decrease from foreign exchange revaluation and $7.9 billion of long-term distributions. The market depreciation occurred in all long-term asset classes with the exception of the alternative asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated, which represented 10% of total AUM as of June 30, 2022, was primarily due to a stronger U.S. dollar compared to the Australian dollar, Japanese Yen, Pound sterling and Euro.
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

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2023
AUM at October 1, 2022	$490.9	$392.3	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	86.5	67.3	18.7	27.2	—	199.7
Long-term outflows	(101.1)	(78.3)	(13.7)	(21.0)	—	(214.1)
Long-term net flows	(14.6)	(11.0)	5.0	6.2	—	(14.4)
Cash management net flows	—	—	—	—	5.9	5.9
Total net flows	(14.6)	(11.0)	5.0	6.2	5.9	(8.5)
Acquisition	—	—	34.9	—	—	34.9
Net market change, distributions and other	28.8	76.7	(7.8)	10.6	(0.6)	107.7
AUM at June 30, 2023	$505.1	$458.0	$257.2	$148.3	$62.9	$1,431.5

AUM increased $134.1 billion, or 10%, during the nine months ended June 30, 2023 due to the positive impact of $107.7 billion of net market change, distributions and other, $34.9 billion from an acquisition, and $5.9 billion of cash management net inflows, partially offset by $14.4 billion of long-term net outflows. Net market change, distributions and other primarily consists of $131.0 billion of market appreciation, a $9.8 billion increase from foreign exchange revaluation, partially offset by $33.1 billion of long-term distributions. The market appreciation occurred in all asset classes with the exception of the alternative asset class, most significantly in the equity and fixed income asset classes and reflected positive returns in the global equity and fixed income markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, Pound Sterling, Brazilian Real and Australian dollar.

Long-term inflows decreased 23% to $199.7 billion, as compared to the prior year period, driven by lower inflows in equity and fixed income open end funds, fixed income institutional separate accounts, and equity retail separate accounts. Decreased inflows for open end mutual funds include the impact of lower reinvested distributions, which were $18.0 billion in the current year period, as compared to $29.5 billion in the prior year period. Long-term outflows decreased 20% to $214.1 billion due to lower outflows in fixed income and equity open end funds, multi-asset sub-advised mutual funds, fixed income and equity institutional separate accounts, and equity retail separate accounts.

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
AUM decreased $150.3 billion or 10% during the nine months ended June 30, 2022 due to the negative impact of $206.9 billion of net market change, distributions and other, $7.4 billion of long-term net outflows and $0.9 billion of cash management net outflows, partially offset by $64.9 billion from acquisitions. Net market change, distributions and other primarily consists of $152.5 billion of market depreciation, $42.6 billion of long-term distributions and an $11.8 billion decrease from foreign exchange revaluation. The market depreciation occurred in all asset classes with the exception of the alternative asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Japanese Yen, Euro, Pound Sterling and Australian dollar.

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
AUM by sales region was as follows:

(in billions)	June 30, 2023	June 30, 2022	Percent Change
United States	$1,026.0	$1,034.3	(1%)
International
Europe, Middle East and Africa	162.0	133.6	21%
Asia-Pacific	129.6	131.1	(1%)
Americas, excl. U.S.	113.9	80.8	41%
Total international	405.5	345.5	17%
Total	$1,431.5	$1,379.8	4%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of June 30, 2023	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	43%	45%	47%	64%	85%	54%	93%	90%
Equity	54%	52%	68%	56%	48%	45%	47%	37%
Total AUM[3]	44%	58%	66%	51%	63%	53%	67%	63%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 36%, 36%, 35% and 34% of our total AUM as of June 30, 2023.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 50%, 50%, 49% and 47% of our total AUM as of June 30, 2023.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 18% and 10% of our total AUM at June 30, 2023.
Mutual fund performance data includes U.S. and cross-border domiciled mutual funds and exchange-traded funds, excludes cash management and fund of funds, and assumes the reinvestment of dividends.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Investment management fees	$1,613.4	$1,636.1	(1%)	$4,818.5	$5,045.8	(5%)
Sales and distribution fees	304.0	335.6	(9%)	897.3	1,104.0	(19%)
Shareholder servicing fees	38.8	46.9	(17%)	115.5	146.8	(21%)
Other	12.8	12.7	1%	32.0	39.7	(19%)
Total Operating Revenues	$1,969.0	$2,031.3	(3%)	$5,863.3	$6,336.3	(7%)
Investment Management Fees

Investment management fees decreased $22.7 million and $227.3 million for the three and nine months ended June 30, 2023 primarily due to a 1% and 7% decrease in average AUM, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisitions of Lexington Partners L.P. (“Lexington”) on April 1, 2022 and Alcentra on November 1, 2022.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 42.0 and 41.9 basis points for the three and nine months ended June 30, 2023, as compared to 42.3 and 41.8 basis points for the same period in the prior fiscal year.
Performance fees were $125.9 million and $446.1 million for the three and nine months ended June 30, 2023, and $119.3 million and $364.3 million for the same periods in the prior fiscal year. The increase for both periods was primarily due to $11.6 million and $164.1 million of performance fees earned by Lexington, which were passed through as compensation expense per the terms of the acquisition agreement, partially offset by lower performance fees earned by our other alternative specialist investment managers for both the three and nine months ended June 30, 2023.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Asset-based fees	$251.0	$272.5	(8%)	$743.7	$890.5	(16%)
Sales-based fees	53.0	63.1	(16%)	153.6	213.5	(28%)
Sales and Distribution Fees	$304.0	$335.6	(9%)	$897.3	$1,104.0	(19%)

Asset-based distribution fees decreased $21.5 million and $146.8 million for the three and nine months ended June 30, 2023 primarily due decreases of 6% and 15% in the related average AUM and a higher mix of lower-fee assets.
Sales-based fees decreased $10.1 million and $59.9 million for the three and nine months ended June 30, 2023 primarily due to decreases of 11% and 26% in commissionable sales.
Shareholder Servicing Fees

Shareholder servicing fees decreased $8.1 million and $31.3 million for the three and nine months ended June 30, 2023 primarily due to a reduction in fee rates charged for transfer agency services in the U.S. and lower levels of related global AUM.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2023	2022		2023	2022
Compensation and benefits	$841.2	$766.7	10%	$2,667.7	$2,321.8	15%
Sales, distribution and marketing	406.8	440.3	(8%)	1,202.0	1,432.8	(16%)
Information systems and technology	127.3	125.9	1%	376.7	376.6	0%
Occupancy	56.9	53.8	6%	171.1	163.1	5%
Amortization of intangible assets	85.4	81.8	4%	254.6	200.5	27%
General, administrative and other	136.5	158.1	(14%)	427.2	416.1	3%
Total Operating Expenses	$1,654.1	$1,626.6	2%	$5,099.3	$4,910.9	4%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2023	2022		2023	2022
Salaries, wages and benefits	$373.9	$366.5	2%	$1,131.6	$1,078.9	5%
Incentive compensation	400.0	364.3	10%	1,150.1	1,136.4	1%
Acquisition-related retention	21.3	44.2	(52%)	108.1	118.4	(9%)
Acquisition-related performance fee pass through	11.6	—	NM	164.1	0.4	NM
Other[1]	34.4	(8.3)	NM	113.8	(12.3)	NM
Compensation and Benefits Expenses	$841.2	$766.7	10%	$2,667.7	$2,321.8	15%
_______________
1Includes impact of gains and losses on investments related to deferred compensation plans, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; and special termination benefits.
Salaries, wages and benefits increased $7.4 million and $52.7 million for the three and nine months ended June 30, 2023, primarily due to the recent acquisitions and annual salary increases, partially offset by the impact of headcount reductions.
Incentive compensation increased $35.7 million and $13.7 million for the three and nine months ended June 30, 2023 primarily due to recent acquisitions, and an increase in expense for deferred compensation awards, due, in part, to an increase in annual acceleration for retirement-eligible employees in the nine-month period. These increases were partially offset by lower incentive compensation at specialist investment managers and lower bonus expectations based on our annual performance.
Acquisition-related retention expenses decreased $22.9 million and $10.3 million for the three and nine months ended June 30, 2023 primarily due to lower compensation associated with performance-based awards, partially offset by an increase due to the acquisition of Alcentra.
Acquisition-related performance fee pass through expenses increased $11.6 million and $163.7 million for the three and nine months ended June 30, 2023, due to higher performance fees earned by Lexington.
Other compensation and benefits were $34.4 million and $(8.3) million for the three months ended June 30, 2023 and 2022 and $113.8 million and $(12.3) million for the nine months ended June 30, 2023 and 2022. The three and nine months ended June 30, 2023 included the impact of $10.1 million and $26.3 million of market gains on investments related to our deferred compensation plans, while the three and nine months ended June 30, 2022 included the impact of $19.3 million and $30.4 million of losses on investments related to our deferred compensation plans. Special termination benefits increased $11.5 million and $47.1 million for the three and nine months ended June 30, 2023 primarily due to workforce optimization initiatives and the acquisition of Alcentra. Compensation related to minority interests increased $1.8 million and $22.3 million for the three and nine months ended June 30, 2023.

We expect to incur additional acquisition-related retention expenses of approximately $70 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $240 million in the fiscal year ending September 30, 2024 and decreasing over the following two fiscal years by approximately $80 million and $20 million. At June 30, 2023, our global workforce had decreased to approximately 9,300 employees from approximately 9,800 at June 30, 2022.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2023	2022		2023	2022
Asset-based expenses	$344.0	$367.0	(6%)	$1,018.9	$1,182.8	(14%)
Sales-based expenses	50.6	58.7	(14%)	145.9	200.4	(27%)
Amortization of deferred sales commissions	12.2	14.6	(16%)	37.2	49.6	(25%)
Sales, Distribution and Marketing	$406.8	$440.3	(8%)	$1,202.0	$1,432.8	(16%)
Asset-based expenses decreased $23.0 million and $163.9 million for the three and nine months ended June 30, 2023 primarily due to decreases of 7% and 13% in the related average AUM and, for the nine months ended June 30 2023, higher mix of lower-fee assets. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $8.1 million and $54.5 million for the three and nine months ended June 30, 2023 due to lower commissionable sales.
Amortization of deferred sales commissions decreased $2.4 million and $12.4 million for the three and nine months ended June 30, 2023, primarily due to lower sales of shares sold without a front-end sales charge.
Occupancy
Occupancy expenses increased $3.1 million and $8.0 million for the three and nine months ended June 30, 2023, primarily due to higher utility costs and leasehold and building depreciation for both the three and nine months ended June 30, 2023.
Amortization of intangible assets

Amortization of intangible assets increased $3.6 million and $54.1 million for the three and nine months ended June 30, 2023, primarily due to intangible assets recognized as part of the acquisitions of Lexington on April 1, 2022 and Alcentra on November 1, 2022.
General, Administrative and Other

General, administrative and other operating expenses decreased $21.6 million for the three months ended June 30, 2023 and increased $11.1 million for the nine months ended June 30, 2023. The decrease for the three months ended June 30, 2023 was primarily due to a $16.4 million decrease in acquisition-related costs, driven by lower professional fees and costs associated with our global brand campaign in the prior year quarter, and a $3.8 million adjustment to increase the fair value of contingent consideration liabilities recognized in the prior year quarter. The increase for the nine months ended June 30, 2023 was primarily due to a $26.8 million increase in travel and entertainment and conference costs as activity has resumed post-pandemic, a $9.7 million increase in placement fees, and a net credit of $7.7 million recognized in the prior year to adjust the fair value of contingent consideration assets and liabilities. These increases were partially offset by a $14.7 million decrease in third-party sub-advisory service fees and a $14.2 million decrease in acquisition-related costs, primarily due to costs associated with our global brand campaign in the prior year.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2023	2022		2023	2022
Investment and other income, net	$51.2	$13.0	294%	$267.9	$97.7	174%
Interest expense	(34.9)	(28.9)	21%	(99.3)	(71.1)	40%
Investment and other income (losses) of consolidated investment products, net	1.7	(74.4)	NM	75.3	33.3	126%
Expenses of consolidated investment products	(0.8)	(1.3)	(38%)	(15.7)	(10.1)	55%
Other Income (Expenses), Net	$17.2	$(91.6)	NM	$228.2	$49.8	358%
Investment and other income, net increased $38.2 million and $170.2 million for the three and nine months ended June 30, 2023 primarily due to net gains on investments in the current year periods as compared to net losses in the prior year and an increase in dividend and interest income.
Investments held by the Company generated net gains of $13.8 million and $62.3 million in the three and nine months ended June 30, 2023, as compared to net losses of $35.6 million and $32.9 million for the three and nine months ended June 30, 2022. The net gains in the current year periods and net losses in the prior year were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans. The net losses in the prior year were partially offset by net gains from investments measured at cost adjusted for observable price changes.
Equity method investees generated losses of $7.7 million and income of $111.1 million for the three and nine months ended June 30, 2023. The losses in the three months ended June 30, 2023 were primarily due to a $7.5 million other-than-temporary impairment of an equity method investment, and the income in the nine months ended June 30, 2023 was largely related to various global alternative and equity funds, and included $68.0 million which was fully offset in noncontrolling interest. Equity method investees generated losses of $0.1 million and income of $51.6 million for the three and nine months ended June 30, 2022, largely related to various global equity and alternative funds. The nine months ended June 30, 2022 also reflects a $52.6 million gain recognized on the sale of our investment in Embark in the prior year.
Net foreign currency exchange losses were $6.6 million and $40.2 million for the three and nine months ended June 30, 2023, as compared to net gains of $14.5 million and $24.2 million for the three and nine months ended June 30, 2022. The decrease was primarily due to the impact of the weakening of the U.S. dollar against the Euro and British Pound on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Dividend and interest income increased $36.4 million and $94.0 million for the three and nine months ended June 30, 2023, as compared to the prior year periods, primarily due to higher yields.
Interest expense increased $6.0 million and $28.2 million for the three and nine months ended June 30, 2023 primarily due to an increase in interest recognized on tax reserves and higher interest on debt. The nine months ended June 30, 2023 also increased due to accretion on Lexington deferred consideration.
Investments held by consolidated investment products (“CIPs”) generated investment and other income of $1.7 million and $75.3 million in the three and nine months ended June 30, 2023, largely related to gains on holdings of various equity and fixed income funds, substantially offset by losses on holdings of various alternative funds. Investments held by CIPs generated investment and other losses of $74.4 million in the three months ended June 30, 2022, largely related to losses on holdings of various alternative, equity, and fixed income funds. Investments held by CIPs generated investment and other income of $33.3 million in the nine months ended June 30, 2022, largely related to gains on holdings of various alternative funds, partially offset by losses on holdings of various equity and fixed income funds.
Expenses of consolidated investments products decreased $0.5 million and increased $5.6 million for the three and nine months ended June 30, 2023, due to activity of the funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at June 30, 2023, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,728.6	$—	$—	$—	$—	$3,728.6
Investments
Alternative	—	308.5	815.9	73.8	524.0	1,722.2
Equity	—	281.8	229.5	152.7	100.4	764.4
Fixed Income	—	170.9	61.1	36.8	281.8	550.6
Multi-Asset	—	106.1	12.0	—	61.7	179.8
Total investments	—	867.3	1,118.5	263.3	967.9	3,217.0
Total Cash and Cash Equivalents and Investments[2,3]	$3,728.6	$867.3	$1,118.5	$263.3	$967.9	$6,945.6

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2022 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,124.4 million used for operational activities, including investments in sponsored funds and other products, and $333.6 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $277.6 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests.
TAXES ON INCOME

Our effective income tax rate was 25.3% and 23.9% for the three and nine months ended June 30, 2023, as compared to 28.6% and 23.6% for the three and nine months ended June 30, 2022. The rate decrease for the three-month period was primarily due to benefits from the release of valuation allowances for capital losses and activity of CIPs for which there is no related tax impact, partially offset by additional state tax expense.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating income	$314.9	$404.7	$764.0	$1,425.4
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	12.1	13.0	26.3	38.5
Acquisition-related retention	21.3	44.2	108.1	118.4
Compensation and benefits expense from gains (losses) on deferred compensation, net	10.1	(19.3)	26.3	(30.4)
Other acquisition-related expenses	8.7	31.5	45.3	58.9
Amortization of intangible assets	85.4	81.8	254.6	200.5
Special termination benefits	12.2	0.7	54.9	7.8
Compensation and benefits expense related to minority interests in certain subsidiaries	12.1	10.3	32.6	10.3
Adjusted operating income	$476.8	$566.9	$1,312.1	$1,829.4

Total operating revenues	$1,969.0	$2,031.3	$5,863.3	$6,336.3
Add (subtract):
Acquisition-related pass through performance fees	(11.6)	—	(164.1)	(0.4)
Sales and distribution fees	(304.0)	(335.6)	(897.3)	(1,104.0)
Allocation of investment management fees for sales, distribution and marketing expenses	(102.8)	(104.7)	(304.7)	(328.8)
Elimination of operating revenues upon consolidation of investment products*	12.1	13.0	26.3	38.5
Adjusted operating revenues	$1,562.7	$1,604.0	$4,523.5	$4,941.6

Operating margin	16.0%	19.9%	13.0%	22.5%
Adjusted operating margin	30.5%	35.3%	29.0%	37.0%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Franklin Resources, Inc.	$227.5	$256.4	$587.3	$1,059.2
Add (subtract):
Net (income) loss of consolidated investment products*	1.5	(6.8)	6.4	3.3
Acquisition-related retention	21.3	44.2	108.1	118.4
Other acquisition-related expenses	12.7	37.6	61.5	65.4
Amortization of intangible assets	85.4	81.8	254.6	200.5
Special termination benefits	12.2	0.7	54.9	7.8
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	(0.5)	6.1	(14.1)	8.6
Unrealized investment (gains) losses	9.4	45.7	(23.2)	117.8
Interest expense for amortization of debt premium	(6.3)	(6.3)	(19.0)	(18.9)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	(1.0)	0.5	(0.9)	0.5
Net income tax expense of adjustments	(36.1)	(43.9)	(110.4)	(101.4)
Adjusted net income	$326.1	$416.0	$905.2	$1,461.2

Diluted earnings per share	$0.44	$0.50	$1.14	$2.07
Adjusted diluted earnings per share	0.63	0.82	1.76	2.86
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Elimination of operating revenues upon consolidation	$(12.1)	$(13.0)	$(26.3)	$(38.5)
Other income (expense), net	7.3	(33.6)	67.4	48.8
Less: income (loss) attributable to noncontrolling interests	(3.3)	(53.4)	47.5	13.6
Net income (loss)	$(1.5)	$6.8	$(6.4)	$(3.3)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2023	2022
Operating cash flows	$365.3	$1,090.3
Investing cash flows	(3,251.2)	(2,679.9)
Financing cash flows	2,425.0	1,489.2
Net cash provided by operating activities decreased during the nine months ended June 30, 2023 primarily due to higher net purchases of investments by CIPs, lower net income and higher payments of accrued compensation and benefits. Net cash used in investing activities increased primarily due to higher net purchases of investments by collateralized loan obligations (“CLOs”), net purchases of investments as compared to net liquidations in the prior year and net deconsolidation of CIPs as compared to net consolidation in the prior year, partially offset by lower cash paid for acquisitions in the current year. Net cash provided by financing activities increased primarily due to higher net proceeds on debt of CIPs, higher net subscriptions in CIPs by noncontrolling interests and proceeds from repurchase agreements.

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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2023	September 30, 2022
Assets
Cash and cash equivalents	$3,633.9	$4,086.8
Receivables	1,223.6	1,130.8
Investments	1,044.8	830.0
Total Liquid Assets	$5,902.3	$6,047.6

Liability
Debt	$3,358.7	$3,376.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2023 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At June 30, 2023, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,584.6 million. At June 30, 2023, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,474.1 million at June 30, 2023. Effective August 2, 2021, Franklin agreed to unconditionally and irrevocably guarantee all of the outstanding notes issued by Legg Mason.
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

On July 25, 2023, we terminated our undrawn 364-day revolving credit facility with an aggregate commitment of $500.0 million and our 3-year term loan with an aggregate commitment of $300.0 million. The term loan was repaid with existing cash. The 364-day revolving credit facility and term loan credit agreement contained a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00. We were in compliance with all debt covenants at June 30, 2023. Concurrently, the Company entered into a $800.0 million 5-year revolving credit facility that contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. This facility remains undrawn as of the time of this filing.
At June 30, 2023, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.90 per share during the nine months ended June 30, 2023 and $0.87 per share during the nine months ended June 30, 2022. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During the three and nine months ended June 30, 2023, we repurchased 2.0 million and 2.6 million shares of our common stock at a cost of $50.9 million and $68.7 million. At June 30, 2023, 21.8 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018. During the three and nine months ended June 30, 2022, we repurchased 2.0 million and 5.4 million shares of our common stock at a cost of $51.0 million and $153.5 million.
We redeemed $244.7 million, net of investments, from our sponsored products during the nine months ended June 30, 2023 and invested $19.7 million, net of redemptions, in the prior year period.
On September 27, 2022 we entered into a lease agreement for office space in New York City located at One Madison Avenue with occupancy expected to begin in early fiscal year 2024 with an aggregate expected commitment of $766.7 million over 16 years. This is part of an initiative to consolidate our existing office space in New York City.
On May 31, 2023, we entered into a definitive agreement to acquire Putnam Investments, LLC from Great-West Lifeco, Inc. (“Great-West”) for 33.3 million shares of our common stock that we will issue to Great-West at closing and $100.0 million paid in cash 180 days after closing. We plan to pay the cash portion with cash on hand.
On November 1, 2022, we acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from The Bank of New York Mellon Corporation. Total purchase consideration consisted of cash consideration of approximately $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s CLOs; deferred consideration of $62.0 million; and contingent consideration of up to $350.0 million to be paid upon the achievement of certain performance thresholds over the next four years that has an acquisition-date fair value of $24.6 million. We paid the purchase price from our existing cash.

On December 15, 2022, we entered into repurchase agreements with a third-party financing company for certain securities held in Alcentra’s CLOs. Under the terms of the repurchase agreements, we received cash proceeds of approximately $175.0 million with pledged collateral consisting of Alcentra investments with a carrying value of $179.3 million at June 30, 2023. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington for cash consideration of approximately $1.0 billion and additional payments of $750.0 million to be paid in cash over the next three years. The first additional payment of $250.0 million was made during the quarter ended June 30, 2022 from our existing cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the nine months ended June 30, 2023.
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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of June 30, 2023, we were the primary beneficiary of 64 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2022, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the nine months ended June 30, 2023, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of June 30, 2023, Level 3 assets represented 5% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the nine months ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2023, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2022.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The asset management industry continues to experience disruption and challenges, including increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, banking and financial markets have currently and in the past experienced and may continue, from time to time, to experience volatility and disruption worldwide. For example, the closures in March 2023 of Silicon Valley Bank and Signature Bank in the United States and the acquisition in June 2023 of Credit Suisse Group AG have resulted in market disruption and volatility and could lead to greater instability and a deterioration of confidence in the credit and financial markets. Declines in global economic conditions have resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2023	23,773	$26.90	23,773	23,717,399
May 2023	9,143	24.58	9,143	23,708,256
June 2023	1,938,836	25.82	1,938,836	21,769,420
Total	1,971,752		1,971,752
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
Item 5. Other Information.
Rule 10b5-1 Trading Plan
On June 10, 2023, Mariann Byerwalter, a member of our Board of Directors, entered into a Rule 10b5-1 stock trading plan. Ms. Byerwalter’s plan provides for the sale of 6,011 shares of our common stock on October 10, 2023. Ms. Byerwalter’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 28, 2023	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	July 28, 2023	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer