Form 10-K
period 2023-09-30
FRANKLIN RESOURCES INC
filed 2023-11-14
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2023 (the last business day of registrant’s second quarter of fiscal year 2023), was $7.7 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2023: 494,584,385.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2023, are incorporated by reference into Part III of this report.

PART I
FORWARD-LOOKING STATEMENTS
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
We offer our services and products under our various distinct brand names, including, but not limited to, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Bissett®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners, Templeton® and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names.
We are a global investment management organization with approximately $1.4 trillion in assets under management (“AUM”) as of September 30, 2023. Our mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through our specialist investment managers, we offer specialization on a global scale bringing extensive capabilities in fixed income, equity, alternatives and multi-asset solutions. For over 75 years, we have been committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions.

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
The global business and regulatory environments in which we operate remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations. Incorporated herein by reference is certain financial information about our segment and geographic areas contained in Note 18 – Segment and Geographic Information in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

Recent Developments
In May 2023, we entered into a definitive agreement to acquire Putnam Investments from Great-West Lifeco., Inc. (“Great-West”), a member of the Power Corporation group of companies. The Power Corporation group of companies including Great-West are leaders in the global insurance, retirement, asset management and wealth management sectors. The acquisition is subject to customary closing conditions and is expected to close in the first quarter of fiscal year 2024.
Company History
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton global investment firm in 1992, (ii) the Franklin Mutual Series investment firm in 1996, (iii) the Franklin Bissett Canadian investment firm in 2000, (iv) the Fiduciary Trust International investment and trust services firm in 2001, (v) the Benefit Street Partners alternative credit management firm in 2019, (vi) the Athena Capital Advisors investment and wealth management firm in March 2020, (vii) The Pennsylvania Trust Company investment and trust services firm in May 2020, (viii) the Legg Mason global investment firm in July 2020, (ix) the O’Shaughnessy Asset Management quantitative asset management firm in December 2021, (x) the Lexington Partners global alternatives investment firm in April 2022, and (xi) the Alcentra alternative credit investment firm in November 2022.
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

Our business is conducted through our subsidiaries, including our specialist investment managers. Our specialist investment managers include subsidiaries registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), as well as subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, China, Hong Kong, Ireland, India, Japan, Luxembourg, Malaysia, Mexico, Singapore, Switzerland, South Korea, Commonwealth of The Bahamas, the United Arab Emirates and the United Kingdom (“U.K.”).
Our AUM by Asset Class and Product Type
We offer a broad product mix under our fixed income, equity, alternative, multi-asset and cash management asset classes. Our fixed income capabilities include government, municipals, corporate credit, bank loans, securitized, multi-sector, and other investments. Our equity capabilities include value, deep value, core value, blend, growth and growth at a reasonable price, convertibles, sector, Shariah, smart beta and thematic investments. Our alternative capabilities include private debt, hedge funds, private equity, real estate and infrastructure investments. Our multi-asset capabilities include income, real return, balanced/hybrid, total return, target data/risk, absolute return, tactical asset allocation and managed volatility investments.
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
AUM by asset class and product type was as follows:

(in billions) as of September 30, 2023	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other	Total	Percentage of Total AUM
Fixed Income	$134.5	$34.0	$225.4	$31.9	$57.3	$483.1	35%
Equity	207.4	74.9	36.8	72.7	38.6	430.4	31%
Alternative	5.3	4.3	29.5	0.2	215.6	254.9	19%
Multi-Asset	86.4	9.3	4.8	8.0	36.5	145.0	11%
Cash Management	34.5	25.5	0.8	—	—	60.8	4%
Total	$468.1	$148.0	$297.3	$112.8	$348.0	$1,374.2	100%
See “Assets under Management” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information about our AUM. Broadly speaking, other than AUM changes due to acquisitions, changes in our AUM depend primarily upon two factors: (i) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments, and (ii) the level and direction of net flows. Changing market conditions and the evolving needs of our clients may cause asset volatility and a shift in our asset mix, potentially resulting in an increase or decrease in our revenues and income depending upon the nature of our AUM and the level of management fees we earn based on our AUM.
Our Investment Management Related Services and Products
Our specialist investment managers offer diverse perspectives and specialized expertise across asset classes and strategies. Across our business, our specialist investment managers generally focus on a portion of the asset management industry in terms of the types of assets managed and each may differ in the types of products and services offered, the investment styles utilized, and the types and geographic locations of its clients. Each typically markets its products and services under its own brand name, with certain distribution functions provided by our corporate distribution subsidiaries where applicable. We have in place revenue sharing arrangements with certain of our specialist investment managers.
Our specialist investment managers include: Benefit Street Partners, Brandywine Global, Clarion Partners, ClearBridge Investments, Fiduciary Trust International, Franklin Equity Group, Franklin Income Investors, Franklin Mutual Series, Franklin Templeton Emerging Markets Equity, Franklin Templeton Fixed Income, Franklin Templeton Global Private Equity, Franklin Templeton Investment Solutions, K2 Advisors, Lexington Partners, Martin Currie, O’Shaughnessy Asset Management, Royce Investment Partners, Templeton Global Equity Group, Templeton Global Macro and Western Asset Management.
Through our specialist investment managers, our investment products are offered globally to retail, institutional and high-net-worth clients, which may include, among others, individual investors, institutional investors, sovereign wealth funds, defined benefit and contribution plans, endowments and charitable foundations, healthcare systems and insurance companies. Our investment products include mutual funds, closed-end funds, private funds, institutional separate accounts, retail separately managed accounts, and other products. Our products and capabilities are designed to accommodate a variety of investment goals and preferences, from capital appreciation to capital preservation, as well as sustainable investing and other environmental, social and governance (“ESG”) preferences.
We are committed to partnering closely with our clients to understand their challenges and aspirations, and drawing on our investment capabilities and resources to offer and/or design the right investment solutions for them. We distribute and market globally our different capabilities under our brand names through various subsidiaries and multiple points of access, including directly to investors and through financial intermediaries. We primarily engage new institutional business through our relationships with pension, defined contribution and management consultants, direct sales efforts and additional mandates from our existing client relationships, as well as from our responses to requests for proposals. We also market and distribute our products through various subsidiaries to institutional investors with separate accounts. Our services also include management of our ETF platforms.
Our specialist investment managers provide investment management services pursuant to agreements with each of our investment products and/or clients, including products for which we provide sub-advisory services. Investment management fees are generally determined as a percentage of AUM pursuant to such contractual arrangements. Our investment management services include services to accounts for which we have full investment discretion and to accounts for which we have no investment discretion. Our services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our management fees vary with the types of services that we provide, and fees may at times be waived or voluntarily reduced by the parties, among other things.

Our Funds
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
The applicable board of directors or trustees of our funds and our management personnel periodically review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. For our U.S. mutual funds, most of our investment management agreements between our subsidiaries and funds must be renewed each year, and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of the independent fund directors or trustees under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities, and such agreements generally may be terminated by either party without penalty after prior written notice. Our non-U.S. mutual funds, private funds, institutional and high-net-worth separate accounts, and the products for which we provide sub-advisory services, are typically subject to various termination rights and/or renewal provisions, which often provide for termination upon relatively short notice with little or no penalty.

Retail Separately Managed Account Programs
Certain of our specialist investment managers provide asset management services to retail separately managed account programs sponsored by various financial institutions. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more investment managers, and generally charge an all-inclusive fee that can cover asset management, asset allocation and custodial and administrative services.
Alternative Products and Strategies
Certain of our specialist investment managers manage alternative products and investment strategies which provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products, business development companies, hedge funds (funds of funds and custom advisory solutions), private equity funds, secondary funds, venture capital funds and real estate funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, consumer loans, direct real estate investments, and custom-tailored investment programs.
High-Net-Worth Investment Management, Trust and Custody Services
Through our Fiduciary Trust International related subsidiaries, we provide investment management and related services to, among others, high-net-worth individuals and families, family offices, foundations and institutional clients. Fiduciary Trust International offers investment management and advisory services across different investment styles and asset classes. The majority of these client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. We also may provide separately managed accounts, private funds, and trust, custody and related services, including administration, performance measurement, estate planning and tax planning.
Sales and Distribution
Our global distribution framework is organized into two groups. Our global advisory services group is responsible for sales, marketing and business development and maintains a regional distribution model, with regional teams responsible for driving initiatives in collaboration with global teams. Our global alliances and new business strategies group oversees our digital wealth management and distribution-related technology, joint ventures, product governance, seed capital allocations, fund board management, and direct-to-consumer initiatives. Our groups work together to meet the needs of our advisors, clients and investors. There are many sales channels across each region, which may include retail, institutional, private wealth, retirement, insurance, and other specialty sales. Our global footprint and breadth of investment capability provides the opportunity for us to work with global financial institutions to add value through and beyond investing, including by building business relationships and global economic partnerships.
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
Our sales and distribution capabilities and related efforts are critical components of our business and may be impacted by global distribution trends and changes within the financial services industry. In the U.S., our distribution subsidiaries generally serve as the principal underwriters and distributors of shares of most of our mutual funds. Outside the U.S., certain of our non-U.S. subsidiaries provide sales, distribution and marketing services to our non-U.S. mutual funds. Some of our non-U.S. mutual funds, particularly our Luxembourg and Irish domiciled funds, are distributed globally on a cross-border basis, while others are distributed exclusively in local markets.
We earn sales and distribution fees primarily by distributing our mutual funds pursuant to distribution agreements with the funds. Under our distribution agreements with our U.S. mutual funds, we offer and sell the fund shares on a continuous basis and pay certain costs associated with selling, marketing and distributing the fund shares, including the costs of developing and producing sales literature, shareholder reports and prospectuses. Our sales and distribution fees primarily consist of upfront sales commissions and ongoing distribution fees, which generally will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different asset classes and types of investors.

The majority of our U.S. mutual funds, with the exception of certain money market funds and certain other funds specifically designed for purchase through separately managed account programs, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S. mutual funds. The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of the independent fund directors or trustees under the Investment Company Act, and such plans are subject to termination at any time by a majority vote of the independent fund directors or trustees or by the fund’s shareholders.
We pay the sales and distribution fees earned as revenues to the financial advisers and other intermediaries that sell our funds on our behalf. The distribution agreements with our U.S. mutual funds generally provide for us to pay commission expenses for sales of fund shares to qualifying broker-dealers and other independent financial intermediaries. These financial intermediaries receive various sales commissions and other fees for services in matching investors with funds whose asset classes match such investors’ goals and risk profiles. The intermediaries also may receive fees for their assistance in explaining the operations of the funds, and for reporting and various other distribution services. Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”), applicable to our business. We are heavily dependent upon these third-party distribution and sales channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase.
Similar arrangements exist with the distribution of our non-U.S. mutual funds where, generally, our subsidiary that distributes the funds receives maintenance fees from the funds and pays certain fees to financial advisers, banks and other intermediaries.
Shareholder Servicing
We perform our shareholder servicing services directly or through third parties. Substantially all shareholder servicing fees are earned from our funds for providing transfer agency services, which include providing shareholder statements, transaction processing, client service and tax reporting. Fees for U.S. funds are based on the level of AUM and applicable transactions in shareholder accounts, while outside of the U.S., the fees are based on the level of AUM and/or the number of shareholder accounts. We outsource various transfer agency and other services for our funds to third-party providers who serve as a sub-agent or delegate, depending on the jurisdiction.
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
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, for financial information about our business.
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
U.S. Regulatory Reforms. Over the years, the U.S. federal corporate governance and securities laws have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to expend a substantial amount of additional time, costs and resources. Regulatory reforms may continue to add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Such reforms could significantly increase our reporting, disclosure and compliance obligations. Certain key regulatory reforms in the U.S. that impact or relate to our business, and may cause, or continue to cause, us to incur additional obligations, include:

Executive Compensation Clawback Rules. In October 2023, we adopted an executive compensation clawback policy in order to comply with new Section 10D and Rule 10D-1 of the Exchange Act, and the listing standards of the NYSE, providing for the repayment or forfeiture of certain excess compensation following an applicable accounting restatement from persons who served as an executive officer of Franklin at any time during the performance period for such incentive-based compensation and who received such compensation during the three fiscal years preceding the date on which Franklin is required to prepare an accounting restatement. A copy of the policy is filed as an exhibit to this Annual Report.

Issuer Share Repurchase Plan Disclosure. In May 2023, the SEC adopted final rules requiring additional disclosure of issuer share repurchases, requiring expanded quarterly reporting in tabular format of detailed information regarding share repurchases made by or on behalf of an issuer during the quarter as well as narrative disclosure regarding issuer share repurchase programs and policies. The rules also require new quarterly disclosure of whether a U.S. issuer has adopted or terminated a Rule 10b5-1 trading plan during the quarter, similar to the required disclosure of the adoption and termination of such plans by an issuer’s directors and officers. We will become subject to the new quarterly issuer disclosure requirements in our quarterly report for the fiscal quarter ending December 31, 2023.

Cybersecurity Disclosure. In July 2023, the SEC adopted amendments to its rules to require disclosure regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. The SEC’s adopted amendments require public companies to (i) disclose, on a current basis, any cybersecurity incident it deems to be material within four business days on a Form 8-K; (ii) describe, on a periodic basis, the company’s processes, if any, for the assessment, identification and management of material risks from cybersecurity threats, as well as whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect their business strategy, results of operations or financial condition; and (iii) describe, on a periodic basis, the board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing those risks. The amendments will require ongoing evaluation and analysis of possible changes in our applicable processes and procedures, including regarding cyber incident response plans and procedures, disclosure analysis framework, risk management processes, and board oversight structure. The current disclosure reporting requirements become effective in December 2023, and we will become subject to the annual disclosure requirements in our annual report for the fiscal year ending September 30, 2024.
Sustainable Investing and ESG, and Climate-Related Disclosure. Sustainable investing and ESG continue to be the focus of increased regulatory scrutiny across jurisdictions. In the U.S., the SEC has proposed climate disclosure rules to require public issuers to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements. Such information would include climate-related risks that are reasonably likely to have a material impact on an issuer’s business or results of operations, as well as certain climate-related financial statement metrics. In addition, we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements. For example, in October 2023, California enacted a new climate accountability package pursuant to its new Climate Corporate Data Accountability Act that will require annual disclosure of certain greenhouse gas emissions and new Climate-Related Financial Risk Act that will require biennial disclosure of certain climate-related financial risks and mitigation measures, each beginning in 2026, subject to applicable implementing regulations and rulemaking that may impact final scope and compliance timing. Also, the SEC has increased its focus on disclosure and compliance related to ESG strategies of investment advisers and funds. Globally, the International Sustainability Standards Board and applicable sustainability disclosure standards impact how national regulators and governance bodies approach these and related topics.
Privacy and Data Protection. There continues to be an increased regulatory and enforcement focus with respect to the protection of individuals’ privacy and personal data around the world, and the ongoing need to secure and ensure only appropriate collection and use of sensitive customer, personnel, and others’ personal data. A majority of the jurisdictions where we operate are covered, or we expect will be covered, by stringent privacy and data protection laws and regulations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to the handling of privacy obligations and personal data collection across our business will increase. For example, in addition to international data protection and privacy laws and regulations like the EU’s GDPR, we are, and expect to continue to be, subject to and affected by existing, new and evolving country, federal and state laws, regulations and guidance around the world impacting consumer and personnel privacy, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and various other U.S. state consumer privacy laws that provide for enhanced consumer protections for their residents and impose requirements for the handling, disclosure and deletion of personal information of their residents.
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
Derivatives and Other Financial Products. Regulators continue to review practices and regulations relating to the use of futures, swaps and other derivatives, which could result in further restrictions and limitations on the use of such products. In October 2020, the SEC adopted new rules governing the use of derivatives by certain registered investment companies, including certain mutual funds, designed to address investor protection concerns, which became effective in August 2022. Key aspects of the new framework include, among other things, value at risk limits on a fund entering into derivatives transactions, required risk management program, and further fund board oversight, reporting and compliance requirements. The EU and other countries have adopted and implemented, or are in the process of adopting or implementing, similar and additional requirements. There is the risk that full mutual recognition may not be achieved between the various regulators, which may cause us to incur duplicate regulation and transaction costs.
Private Fund Adviser Reforms. In May 2023, the SEC adopted amendments to Form PF, which is the confidential reporting form that investment advisers to private funds file to provide confidential information to the SEC and the FSOC. The amendments were adopted largely as proposed and will require (i) current and quarterly reporting by large hedge fund advisers regarding certain events that may indicate stress at a fund or signal broader systemic risk; and (ii) enhanced reporting by large private equity advisers to allow the FSOC to monitor systemic risk. The amendments also will require large private equity fund advisers to report information on general partner and limited partner clawbacks on an annual basis as well as additional information on their strategies and borrowings as a part of their annual filing. The current and quarterly event reporting requirements become effective in November 2023 and the remaining amendments become effective in May 2024. In August 2023, the SEC also adopted new rules and amendments that will require advisers to private funds to (i) obtain an annual audit for each private fund; (ii) provide investors with quarterly statements regarding private fund performance, fees and expenses; and (iii) obtain a fairness or valuation opinion in connection with an adviser-led secondary transaction. Compliance with certain aspects of the rules is required effective in September 2024 and with the remaining elements effective in March 2025.
Money Market Fund Reforms. The regulatory structure governing U.S. money market funds was previously reformed to address perceived systemic risks of money market funds relating to fund stability and investor risks, including allowing certain funds to impose liquidity fees and redemption gates under certain circumstances. In July 2023, the SEC adopted additional rule and form amendments concerning money market funds registered under the Investment Company Act. The amendments are intended to address problems experienced by certain money market funds in connection with the economic shock at the onset of the COVID-19 pandemic. The new and amended rules will phase in through October 2024 and will, among other changes, impose increased minimum liquidity requirements, impose mandatory liquidity fees on institutional prime and institutional tax-exempt funds under certain circumstances, eliminate redemption gates, and permit share cancellation measures during periods of negative interest rates. In addition, the Form PF was further amended to require additional information regarding the private liquidity funds that an investment manager advises.
Fund Names Rule Reforms. In September 2023, the SEC adopted amendments to the fund “Names Rule” impacting regulated investment funds. The Names Rule generally requires a fund to invest at least 80% of the value of its assets in the particular type of investments or industry suggested by the fund's name. The amendments expand the applicability of the Names Rule and impacted funds may need to modify their names or alter their investment strategies to comply with the amendments, potentially impacting their portfolios. Funds with names that suggest a focus on investments that have particular characteristics, such as “growth,” “value” or thematic terms such as “ESG,” would be required to adopt a policy to invest at least 80% of the fund’s assets in those investments and would be subject to enhanced disclosure and reporting requirements. The SEC did not clearly define these terms and instead is allowing fund managers the flexibility to create their own reasonable definitions. Compliance with the rules is required effective in December 2025.
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
Europe. In Luxembourg, the Commission de Surveillance du Secteur Financier (“CSSF”) regulates our substantial activities in Luxembourg, including our subsidiary Franklin Templeton International Services S.à r.l. (“FTIS Lux”). FTIS Lux is licensed as a management company for both the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) and alternative investment funds (“AIFs”) and, as such, it manages our Luxembourg-domiciled UCITS and our EU-domiciled AIFs. FTIS Lux’s license also covers certain investment services, such as discretionary portfolio management, investment advice and reception and transmission of orders in relation to financial instruments. The CSSF’s rules include capital resource, governance and risk management requirements, business conduct rules, remuneration rules and oversight of systems and controls.
Our international funds include two broad ranges of cross-border UCITS that are domiciled in Luxembourg and Ireland, as applicable, and thereby subject to regulation by the CSSF and the Central Bank of Ireland. Both UCITS are also registered for public sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and certain supervision by, the governmental authorities of those countries.
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

In addition, the EU Markets in Financial Instruments Directive, as revised and expanded in 2018 (“MiFID II”), regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”). As revised, MiFID II sets out detailed requirements governing the organization and business conduct of investment firms and regulated markets, and includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. It also includes an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives, and changes to business conduct requirements, including selling practices, intermediary inducements and client categorization. MiFID II also includes a ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours.
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
The EU’s Sustainable Finance Disclosure Regulation (“SFDR”) imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants. SFDR requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. Related amendments to applicable legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment, and require investment advisers to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability. The availability of such sustainability disclosure may impact the investment decisions of European investors.

The EU’s proposal for a Corporate Sustainability Due Diligence Directive (“CSDD”) would impose due diligence obligations requiring companies to identify, and to prevent or at least mitigate, adverse impacts on human rights and the environment, including by their subsidiaries and supply chain partners. Obligations would be enforced through administrative sanctions and civil liability, with a defense of having exercised reasonable due diligence. The CSDD proposal remains subject to ongoing review and negotiation in the EU.
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
Canada. In Canada, our subsidiaries are subject to provincial and territorial laws and are registered with and regulated by provincial and territorial securities regulatory authorities. The mandate of Canadian securities regulatory authorities is generally to protect investors; to foster fair, efficient and competitive capital markets; to foster capital formation; and to contribute to the stability of the financial system and the reduction of systemic risk. Securities regulatory authorities impose certain requirements on registrants, including a standard of conduct, capital and insurance, record keeping, regulatory financial reporting, conflict of interest management, compliance systems and security holder reporting. In addition, one of our Canadian subsidiaries is a federally licensed trust company subject to regulation and supervision by the Office of the Superintendent of Financial Institutions and another subsidiary is a member of and regulated by the Canadian Investment Regulatory Organization. These regulatory bodies have similar requirements to those of the securities regulatory authorities with a view to ensuring the capital adequacy and sound business practices of the subsidiaries and the appropriate treatment of their clients.
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

INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Bissett®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners, Templeton® and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
HUMAN CAPITAL RESOURCES
As of September 30, 2023, we employed approximately 9,200 employees and operated offices in over 30 countries. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for experienced personnel is significant and from time to time we may experience a loss of valuable personnel. The retention of our key investment personnel is material to the management of our business.
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

Recognizing the importance of diversity, equity, and inclusion (“DEI”) is a priority in our organization. We believe that our ability to attract, develop and retain a diverse and highly-skilled workforce is important to our long-term success. We have developed DEI strategies and initiatives anchored in our core values. To support our DEI efforts, we have allocated dedicated resources for DEI, established a global governance structure, and have established research-based DEI policies and procedures.

We believe that our commitment to creating and maintaining a diverse workforce, including backgrounds and perspectives, makes us a better place to work and a more resilient business. We value an inclusive culture that leverages the expertise and perspectives of our diverse workforce as an important factor in our ability to deliver innovative and relevant client solutions in a dynamic marketplace.
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
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The asset management industry continues to experience disruption and challenges, including increased fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, financial markets have currently and in the past experienced and may continue, from time to time, to experience volatility and disruption worldwide. For example, the closures in March 2023 of Silicon Valley Bank and Signature Bank in the U.S. and the acquisition in June 2023 of Credit Suisse Group AG resulted in market disruption and volatility. Declines in global economic markets have periodically resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, political, electoral, diplomatic or other instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, war, insurrection or other business, social or political crises. For example, the Russian invasion of Ukraine and the threat that Russia’s military aggression may continue to expand have significantly impacted the global economy and financial markets, which has had, and may continue to have, an adverse effect on our investment performance and flows in certain products. In addition, the recent war in Israel and the threat of ongoing international conflict have created further global instability. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters, public health crises, such as epidemics or pandemics, or financial crises, changes in the equity, debt or commodity marketplaces, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.
The amount and mix of our AUM are subject to significant fluctuations, and a shift in our asset mix toward lower-fee products may negatively impact our revenues and income.
Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are based primarily on a percentage of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as asset outflows or a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee products, such as fixed income products and ETFs, and away from higher fee equity and alternative products, which may cause a related decline in our revenues and income. In addition, increases in interest rates, particularly if rapid, as well as uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products and decrease the total return on bond investments due to lower market valuations of existing bonds. Moreover, we generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Changing market conditions may cause a shift in our asset mix between international and U.S. products, potentially resulting in a decline in our revenues and income depending upon the nature of our AUM and the level of fees we earn on that AUM.

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
Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance, as currently experienced by certain of our products, as compared to third-party benchmarks or competitive products, has led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We can provide no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to successfully and promptly address the underlying causes of poor investment performance, our future business prospects would likely be negatively affected.
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
GLOBAL OPERATIONAL RISKS
Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases such as COVID-19.
The outbreak and spread of contagious diseases such as COVID-19 have had, and may in the future have, adverse effects on our business, financial condition and results of operations. The COVID-19 pandemic resulted in a widespread global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. It is not possible to predict the full extent to which a pandemic may evolve and/or adversely impact our business, liquidity, capital resources, financial results and operations.

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
While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Asia-Pacific; Europe, Middle East and Africa; Latin America; and Canada. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and may in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, also may have a lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.

We may not effectively manage risks associated with the replacement of benchmark indices.
The replacement of widely used benchmark indices such as the London Interbank Offered Rate (“LIBOR”) with alternative benchmark rates may impose a number of risks on our business, our clients and the financial services industry more widely. These include financial risks arising from changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation. LIBOR was replaced by the Secured Overnight Financing Rate and other alternatives in June 2023. We may from time to time face operational challenges implementing successor benchmarks.
COMPETITION AND DISTRIBUTION RISKS
Failure to properly address the increased transformative pressures affecting the asset management industry could negatively impact our business.
The asset management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and growing crypto asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
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
We primarily derive our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Because we rely on third-party distribution and sales channels to sell our products, we do not control the ultimate investment recommendations given by them to clients. Such financial intermediaries may recommend competing products. Increasing competition for these distribution and sales channels, and regulatory changes and initiatives, have caused our distribution costs to rise and could cause further cost increases in the future, or could otherwise negatively impact the distribution of our products. Consolidations in the broker-dealer or banking industries also could adversely impact our revenues and income. A failure to maintain our third-party distribution and sales channels, or a failure to maintain strong business relationships with our distributors and other intermediaries, may impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through such third-party channels could have a negative effect on our level of AUM and adversely impact our business.
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
In addition, Canada, the U.K., the Netherlands and the EU, through MiFID II, have adopted regimes that ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers, including us, finance investment research with many firms.
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
Due to our interconnectivity with and dependency upon third-party vendors, advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them is subject to a successful cyber attack or other privacy or information security event. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. Our third-party applications include enterprise cloud storage and cloud computing application services provided and maintained by third-party vendors. Any breach, suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business. Our third-party applications and third-party services may include confidential and proprietary data, including personal employee and/or client data.

TECHNOLOGY AND SECURITY RISKS
Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. On an ongoing basis, we need to upgrade and improve our technology, including our data processing, financial, accounting, shareholder servicing and trading systems. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers, digital wealth and distribution tools, crypto asset tools and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Any significant limitation, failure or security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could disrupt our business and harm our operations and reputation.
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications, external third-party services and other technology systems, and remote equipment and connectivity infrastructure, to access critical business systems necessary to operate our business. We are also dependent on the continuity and effectiveness of our information and cyber security infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain data, obtain securities pricing information, process client transactions, and provide reports and other services to our clients. Any disruptions, inaccuracies, delays, theft, systems failures, data security or privacy breaches, cyber attacks or cyber-related fraud, or other security breaches in these and other processes could subject us to significant client dissatisfaction and losses and damage our reputation. We and our third-party service providers have been, and we expect to continue to be, the subject of these types of risks, breaches and/or attacks, as well as attempts to co-opt our brand. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, we can provide no assurance that any of these measures will prove effective or comply with evolving information security standards. The technology systems we use remain vulnerable to denial of service attacks, unauthorized access, computer viruses, potential human errors and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage) or our personnel or vendors inadvertently or recklessly causing us to release confidential information, which could materially harm our operations and reputation.
Potential system disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon, including the third-party applications and third-party services we use, could result in: (i) material financial loss or costs, (ii) delays in clients’ ability to access account information or in our ability to process transactions, (iii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iv) loss of valuable information, (v) breach of client and vendor contracts, (vi) liability for stolen assets, information or identity, (vii) remediation costs to repair damage caused by the failure or breach, (viii) additional security and organizational costs to mitigate against future incidents, (ix) reputational harm, (x) loss of confidence in our business and products, (xi) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xii) regulatory investigations or actions, and/or (xiii) legal claims, litigation, and liability costs, any one or more of which may be material. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, failure to manage and operate properly the data centers and third-party cloud storage and computing application services we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.
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
The success of our business will continue to depend upon our key personnel, including our portfolio managers, investment analysts, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Global and/or local laws and regulations could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we may need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals and increase our key management succession planning, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. In addition, due to the global nature of our business, our key personnel may, from time to time, have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of our personnel traveling to such regions.

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
There is uncertainty associated with the regulatory and compliance environments in which we operate. Our business is subject to extensive and complex, overlapping and/or conflicting, and frequently changing and increasing rules, regulations, policies and legal interpretations, around the world. Political and electoral changes, developments and conflicts have in the past introduced, and may in the future introduce, additional uncertainty. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of requirements related to financial reporting and other disclosure matters, securities and other financial instruments, investment and advisory matters, accounting, tax, compensation, ethics, intellectual property, privacy and data protection, sanctions programs, and escheatment requirements. We may be adversely affected by a failure to comply with applicable laws, regulations and changes in the countries in which we operate.
We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation of existing laws and regulations, in the U.S. and other jurisdictions.
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws, and laws in other jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to continue to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms and proposals in the U.S. and other jurisdictions that may impact or relate to our business, and may cause us to incur additional obligations, include regulatory matters related to executive compensation clawback rules, issuer share repurchase plan disclosure, cybersecurity disclosure, sustainable investing and ESG, climate-related disclosure, privacy and data protection, SIFIs, derivatives and other financial products, fund-related reforms, tax compliance, and other asset management disclosure and compliance requirements. The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Global regulatory and legislative actions and reforms have made compliance in the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations.
As in the U.S., regulatory and legislative actions outside the U.S. have been augmented substantially and made more complex by measures such as the EU’s AIFMD and MiFID II. Further, ongoing changes in the EU’s regulatory framework applicable to our business, including any new changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. We may be required to continue to invest significant additional management time and resources to address new and changing regulations and laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, revenues and income.
We are subject to complex tax regimes, changing tax laws, income taxes, non-income-based taxes, and ongoing tax audits, in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes could have a material impact on our financial condition. Changes in tax laws or rulings, including corporate tax rate increases, capital gains rate increases for fund investors and other tax rate increases impacting our clients and their willingness to invest in our products, may at times materially impact our revenues and income.

Regulatory and governmental examinations and/or investigations, litigation and the legal risks associated with our business, could adversely impact our AUM, increase costs and negatively impact our profitability and/or our future financial results.
We operate in a highly regulated industry and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and, in some instances, investigations in connection with our business activities. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Even if claims made against us are without merit, they can result in reputational harm and responding to such matters typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual financial exposures from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements could adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see the “Legal Proceedings” section in Note 15 - Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
Although we take steps to safeguard and protect our intellectual property, including but not limited to our trademarks, patents, copyrights and trade secrets, there can be no assurance that we will be able to effectively protect our rights. If our intellectual property rights were violated, we could be subject to economic and reputational harm that could negatively impact our business and competitiveness in the marketplace. Conversely, while we take efforts to avoid infringement of the intellectual property of third parties, if we are deemed to infringe on a third party’s intellectual property rights it could expose us to litigation risks, license fees, liability and reputational harm.
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
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2033. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	477,757
St. Petersburg, Florida	560,948	385,217
Rancho Cordova, California	445,023	47,676
Hyderabad, India	379,052	23,088
Poznan, Poland	284,436	50,549
Ft. Lauderdale, Florida	102,246	20,264
Edinburgh, Scotland	87,016	26,210
Other	95,883	9,724
Total	2,698,397	1,040,485
We lease office space in 16 states in the U.S. and Washington, D.C., and internationally, including Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2023, we leased and occupied approximately 1,931,000 square feet of office space worldwide, and subleased to third parties approximately 399,000 square feet of excess leased space.
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
Jennifer M. Johnson
Age 59
President of Franklin since December 2016, and Chief Executive Officer and director of Franklin since February 2020; formerly, Chief Operating Officer of Franklin from February 2017 to February 2020, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President – Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin. Director of Thermo Fisher Scientific Inc. since July 2023.
Gregory E. Johnson
Age 62
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
Age 83
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.

Thomas C. Merchant
Age 55
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

Terrence J. Murphy
Age 56
Executive Vice President and Head of Public Markets of Franklin since February 2023 and executive officer of Franklin since October 2022; Chairman since 2014 and Chief Executive Officer and President since 2012 of ClearBridge Investments, LLC, a subsidiary of Franklin; officer and/or director of certain other subsidiaries of Franklin. Formerly, Chief Operating Officer and Chief Financial Officer of ClearBridge from 2006 to 2011, Chief Financial Officer of Citigroup Asset Management (a financial services firm) from 2005 to 2006 and Director of Planning from 2000 to 2005; and business Controller for various product lines at Citigroup’s Corporate and Investment Bank from 1997 to 2000.

Matthew Nicholls
Age 51
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
Alok Sethi
Age 62
Executive Vice President and Head of Global Operations of Franklin since February 2023; formerly, Executive Vice President, Technology and Operations, of Franklin from October 2021 to February 2023; officer and/or director of various investment adviser, operations, and technology related subsidiaries of Franklin for more than the past five years, including as Senior Vice President of Franklin Advisers, Inc., Franklin Templeton Institutional, LLC and Templeton Investment Counsel, LLC since July 2014, and Vice President of Franklin Templeton Companies, LLC since June 2010.
Gwen L. Shaneyfelt
Age 61
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
Adam B. Spector
Age 55
Executive Vice President and Head of Global Distribution of Franklin since February 2023, responsible for global retail and institutional distribution, including marketing and product strategy, and Managing Partner of Brandywine Global Investment Management, LLC since November 2014, responsible for the overall management of Brandywine including infrastructure, legal and compliance, business strategy, and sales and client service; formerly, Executive Vice President of Global Advisory Services of Franklin from October 2020 to February 2023; Managing Director of Brandywine from 2012 to 2014, Head of Marketing, Sales and Client Service of Brandywine from 2003 to 2014, and Senior Vice President of Client Service of Brandywine from 1997 to 2003; officer and/or director of certain other subsidiaries of Franklin.
Family Relationships
Jennifer M. Johnson and Gregory E. Johnson are siblings, and their uncle is Rupert H. Johnson, Jr. Each serves as both a director and an executive officer of Franklin.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2023, there were 2,476 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2023	1,430,208	$28.59	1,430,208	20,339,212
August 2023	3,437,199	26.66	3,437,199	16,902,013
September 2023	2,156,560	25.54	2,156,560	14,745,453
Total	7,023,967		7,023,967
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Bissett®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Royce® Investment Partners, Templeton® and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

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
During the fiscal year ended September 30, 2023 (“fiscal year 2023”), global equity markets provided positive returns driven by moderating inflation, easing of monetary policy and resilient economic activity amid continued concerns about the risk of recession. The S&P 500 Index and MSCI World Index increased 21.6% and 22.6% for the fiscal year. The global bond markets remained positive as the Bloomberg Barclays Global Aggregate Index increased 2.2% for the fiscal year, reflecting moderating inflation and easing of monetary policy.
Our total AUM was $1,374.2 billion at September 30, 2023, which was 6% higher than at September 30, 2022 driven by the positive impact of $58.9 billion of net market change, distributions and other, $34.9 billion from an acquisition, and $4.3 billion of cash management net inflows, partially offset by $21.3 billion of long-term net outflows. Simple monthly average AUM (“average AUM”) decreased 5% during fiscal year 2023.
On November 1, 2022, we acquired BNY Alcentra Group Holdings, Inc. (together with its subsidiaries, “Alcentra”), one of the largest European credit and private debt managers, with global expertise in senior secured loans, high yield bonds, private credit, structured credit, special situations and multi-strategy credit strategies. Total purchase price included cash consideration of $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations; deferred consideration of $62.0 million which was paid on November 1, 2023; and contingent consideration to be paid upon the achievement of certain performance thresholds over the next four years of up to $350.0 million that had an acquisition-date fair value of $24.6 million.
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

RESULTS OF OPERATIONS

(in millions, except per share data)				2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Operating revenues	$7,849.4	$8,275.3	$8,425.5	(5%)	(2%)
Operating income	1,102.3	1,773.9	1,875.0	(38%)	(5%)
Operating margin[1]	14.0%	21.4%	22.3%

Net income attributable to Franklin Resources, Inc.	$882.8	$1,291.9	$1,831.2	(32%)	(29%)
Diluted earnings per share	$1.72	$2.53	$3.57	(32%)	(29%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$1,823.8	$2,323.5	$2,379.3	(22%)	(2%)
Adjusted operating margin	29.9%	35.9%	37.7%

Adjusted net income	$1,332.2	$1,855.6	$1,915.2	(28%)	(3%)
Adjusted diluted earnings per share	$2.60	$3.63	$3.74	(28%)	(3%)
__________________
1Defined as operating income divided by total operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)				2023 vs. 2022	2022 vs. 2021
as of September 30,	2023	2022	2021
Fixed Income	$483.1	$490.9	$650.3	(2%)	(25%)
Equity	430.4	392.3	523.6	10%	(25%)
Alternative	254.9	225.1	145.2	13%	55%
Multi-Asset	145.0	131.5	152.4	10%	(14%)
Cash Management	60.8	57.6	58.6	6%	(2%)
Total	$1,374.2	$1,297.4	$1,530.1	6%	(15%)

Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM. Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM			2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Fixed Income	$499.7	$586.5	$657.5	(15%)	(11%)
Equity	436.1	491.3	502.9	(11%)	(2%)
Alternative	251.9	185.1	132.6	36%	40%
Multi-Asset	144.4	146.1	146.4	(1%)	0%
Cash Management	68.3	60.2	64.7	13%	(7%)
Total	$1,400.4	$1,469.2	$1,504.1	(5%)	(2%)

	Mix of Average AUM
for the fiscal years ended September 30,	2023	2022	2021
Fixed Income	36%	40%	44%
Equity	31%	33%	33%
Alternative	18%	13%	9%
Multi-Asset	10%	10%	10%
Cash Management	5%	4%	4%
Total	100%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)				2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Beginning AUM	$1,297.4	$1,530.1	$1,418.9	(15%)	8%
Long-term inflows	254.9	320.4	364.7	(20%)	(12%)
Long-term outflows	(276.2)	(348.2)	(389.9)	(21%)	(11%)
Long-term net flows	(21.3)	(27.8)	(25.2)	(23%)	10%
Cash management net flows	4.3	(0.8)	(15.1)	NM	(95%)
Total net flows	(17.0)	(28.6)	(40.3)	(41%)	(29%)
Acquisitions	34.9	64.9	3.5	(46%)	NM
Net market change, distributions and other	58.9	(269.0)	148.0	NM	NM
Ending AUM	$1,374.2	$1,297.4	$1,530.1	6%	(15%)

Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2023	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2022	$490.9	$392.3	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	112.7	84.4	22.6	35.2	—	254.9
Long-term outflows	(128.9)	(103.1)	(16.8)	(27.4)	—	(276.2)
Long-term net flows	(16.2)	(18.7)	5.8	7.8	—	(21.3)
Cash management net flows	—	—	—	—	4.3	4.3
Total net flows	(16.2)	(18.7)	5.8	7.8	4.3	(17.0)
Acquisitions	—	—	34.9	—	—	34.9
Net market change, distributions and other	8.4	56.8	(10.9)	5.7	(1.1)	58.9
AUM at September 30, 2023	$483.1	$430.4	$254.9	$145.0	$60.8	$1,374.2

AUM increased $76.8 billion or 6% during fiscal year 2023 due to the positive impact of $58.9 billion of net market change, distributions and other, $34.9 billion from an acquisition, and $4.3 billion of cash management net inflows, partially offset by $21.3 billion of long-term net outflows. Net market change, distributions and other primarily consists of $94.4 billion of market appreciation, and a $4.6 billion increase from foreign exchange revaluation, partially offset by $40.1 billion of long-term distributions. The market appreciation occurred in all asset classes with the exception of the alternative asset class, most significantly in the equity asset class and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, British Pound and Brazilian Real.

Long-term inflows decreased 20% to $254.9 billion, as compared to the prior year, driven by lower inflows in equity and fixed income open-end funds, fixed income institutional separate accounts, and equity retail separately managed accounts. Long-term inflows for fiscal years 2023 and 2022 include reinvested distributions of $20.6 billion and $32.0 billion. Long-term outflows decreased 21% to $276.2 billion due to lower outflows in fixed income and equity open-end funds, fixed income institutional separate accounts, multi-asset sub-advised mutual funds, and equity retail separately managed accounts.

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
AUM decreased $232.7 billion or 15% during fiscal year 2022 due to the negative impact of $269.0 billion of net market change, distributions and other, $27.8 billion of long-term net outflows and $0.8 billion of cash management net outflows, partially offset by acquisitions of $64.9 billion. Net market change, distributions and other primarily consists of $199.2 billion of market depreciation, $48.7 billion of long-term distributions and a $21.1 billion decrease from foreign exchange revaluation. The market depreciation occurred in all asset classes with the exception of the alternative asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Japanese Yen, Euro, British Pound and Australian dollar.
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

(in billions)
for the fiscal year ended September 30, 2021	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2020	$656.9	$438.1	$122.1	$129.4	$72.4	$1,418.9
Long-term inflows	176.5	132.1	19.8	36.3	—	364.7
Long-term outflows	(188.2)	(154.2)	(11.8)	(35.7)	—	(389.9)
Long-term net flows	(11.7)	(22.1)	8.0	0.6	—	(25.2)
Cash management net flows	—	—	—	—	(15.1)	(15.1)
Total net flows	(11.7)	(22.1)	8.0	0.6	(15.1)	(40.3)
Acquisition	3.5	—	—	—	—	3.5
Net market change, distributions and other	1.6	107.6	15.1	22.4	1.3	148.0
AUM at September 30, 2021	$650.3	$523.6	$145.2	$152.4	$58.6	$1,530.1
AUM by sales region was as follows:

(in billions)				2023 vs. 2022	2022 vs. 2021
as of September 30,	2023	2022	2021
United States	$979.9	$971.3	$1,140.2	1%	(15%)
International
Europe, Middle East and Africa	156.0	126.6	153.9	23%	(18%)
Asia-Pacific	126.7	118.4	155.6	7%	(24%)
Americas, excl. U.S.	111.6	81.1	80.4	38%	1%
Total international	$394.3	$326.1	$389.9	21%	(16%)
Total	$1,374.2	$1,297.4	$1,530.1	6%	(15%)
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of September 30, 2023	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	46%	39%	37%	67%	80%	47%	46%	90%
Equity	61%	39%	51%	56%	45%	38%	38%	31%
Total AUM[3]	48%	49%	54%	52%	61%	48%	47%	61%
 _______________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 35%, 35%, 35% and 33% of our total AUM as of September 30, 2023.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 50%, 50%, 49% and 46% of our total AUM as of September 30, 2023.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 19% and 11% of our total AUM at September 30, 2023.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Investment management fees	$6,452.9	$6,616.8	$6,541.6	(2%)	1%
Sales and distribution fees	1,203.7	1,415.0	1,635.5	(15%)	(13%)
Shareholder servicing fees	152.7	193.0	211.2	(21%)	(9%)
Other	40.1	50.5	37.2	(21%)	36%
Total Operating Revenues	$7,849.4	$8,275.3	$8,425.5	(5%)	(2%)
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees decreased $163.9 million in fiscal year 2023 primarily due to a 5% decrease in average AUM, partially offset by higher performance fees. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisitions of Lexington Partners L.P. (“Lexington”) on April 1, 2022 and Alcentra on November 1, 2022.
Investment management fees increased $75.2 million in fiscal year 2022 primarily due to higher performance fees, partially offset by a 2% decrease in average AUM. The decrease in average AUM occurred primarily in the fixed income and equity asset classes, partially offset by an increase in the alternative asset class that includes the acquisition of Lexington.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 42.1, 41.6 and 41.8 basis points for fiscal years 2023, 2022 and 2021. The rate increase in fiscal year 2023 was primarily due to a shift in AUM from lower-fee fixed income products to higher-fee alternative products, including those from the acquisitions of Lexington and Alcentra, and an increase in certain transaction-related fees received in the current year. The rate decrease in fiscal year 2022 was primarily due to a shift in assets from higher-fee products to lower-fee products in the fixed income and equity asset classes.
Performance-based investment management fees were $550.1 million, $498.2 million and $258.6 million for fiscal years 2023, 2022 and 2021. The increase in fiscal year 2023 was primarily due to a $166.0 million increase in performance fees earned by Lexington, which were passed through as compensation expense per the terms of the acquisition agreement, partially offset by lower performance fees earned by our other alternative specialist investment managers, while the increase in fiscal year 2022 was primarily due to strong performance by our alternative specialist investment managers.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Asset-based fees	$998.0	$1,150.2	$1,302.3	(13%)	(12%)
Sales-based fees	205.7	264.8	333.2	(22%)	(21%)
Sales and Distribution Fees	$1,203.7	$1,415.0	$1,635.5	(15%)	(13%)
Asset-based distribution fees decreased $152.2 million and $152.1 million in fiscal years 2023 and 2022 primarily due to decreases of 11% and 12% in the related average AUM and, in fiscal year 2023, a higher mix of lower-fee assets.
Sales-based fees decreased $59.1 million and $68.4 million in fiscal years 2023 and 2022 primarily due to a 20% decrease in commissionable sales in both years.
Shareholder Servicing Fees
Substantially all shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, customer service and tax reporting. These fees are primarily determined based on a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain funds are based only on AUM. Shareholder servicing fees also include fund reimbursements of expenses incurred while providing transfer agency services. Effective October 1, 2023, fees charged to certain of our U.S. sponsored funds are determined based on a contractual margin.
Shareholder servicing fees decreased $40.3 million in fiscal year 2023, primarily due to a reduction in fee rates charged for transfer agency services in the U.S., partially related to the outsourcing of our transfer agency services, lower levels of related AUM and fewer transactions. Shareholder servicing fees decreased $18.2 million in fiscal year 2022 primarily due lower levels of related AUM and fewer transactions.
Other
Other revenue decreased $10.4 million in fiscal year 2023 and increased $13.3 million in fiscal year 2022 driven by the volume of real estate transaction fees earned by certain of our alternative asset managers in each year.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,
Compensation and benefits	$3,494.0	$3,089.8	$2,971.3	13%	4%
Sales, distribution and marketing	1,613.1	1,845.6	2,105.8	(13%)	(12%)
Information systems and technology	505.0	500.2	486.1	1%	3%
Occupancy	228.9	218.9	218.1	5%	0%
Amortization of intangible assets	341.1	282.0	232.0	21%	22%
General, administrative and other	565.0	564.9	537.2	0%	5%
Total Operating Expenses	$6,747.1	$6,501.4	$6,550.5	4%	(1%)
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Salaries, wages and benefits	$1,499.5	$1,426.4	$1,428.6	5%	0%
Incentive compensation	1,532.1	1,500.5	1,303.9	2%	15%
Acquisition-related retention	164.9	167.2	163.7	(1%)	2%
Acquisition-related performance fee pass through[1]	169.7	4.2	25.3	NM	(83%)
Other[1,2]	127.8	(8.5)	49.8	NM	NM
Compensation and Benefits Expenses	$3,494.0	$3,089.8	$2,971.3	13%	4%
_______________
1    See “Supplemental Non-GAAP Financial Measures” for additional information.
2    Includes impact of gains and losses on investments related to deferred compensation plans, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; and special termination benefits.
Salaries, wages and benefits increased $73.1 million in fiscal year 2023 primarily due to the recent acquisitions and annual salary increases, partially offset by the impact of headcount reductions. Salaries, wages and benefits decreased $2.2 million in fiscal year 2022 primarily due to a $16.8 million decrease in termination benefits and the impact of headcount reductions which were substantially offset by increases due to annual salary adjustments and the acquisitions of Lexington and OSAM.
Incentive compensation increased $31.6 million in fiscal year 2023, primarily due to an increase in expense for deferred compensation awards, due, in part, to an increase in annual acceleration for retirement-eligible employees, and recent acquisitions. These increases were partially offset by lower incentive compensation at specialist investment managers and lower bonus expense based on our annual performance. Incentive compensation increased $196.6 million in fiscal year 2022, primarily due to higher performance fees and the acquisition of Lexington.
Acquisition-related retention expenses decreased $2.3 million in fiscal year 2023, primarily due to lower compensation associated with performance-based awards, partially offset by an increase due to the acquisition of Alcentra. Acquisition-related retention expenses increased $3.5 million in fiscal year 2022, primarily due to the acquisition of Lexington.
Acquisition-related performance fee pass through expenses increased $165.5 million in fiscal year 2023, due to higher performance fees earned by Lexington, and decreased $21.1 million in fiscal year 2022, due to lower pass through performance fees at Clarion Partners.
Other compensation and benefits were $127.8 million, $(8.5) million, and $49.8 million for fiscal years 2023, 2022,

and 2021. Fiscal year 2023 included the impact of $20.3 million of market gains on investments related to our deferred compensation plans, while fiscal year 2022 included losses of $36.7 million and fiscal year 2021 included $22.7 million of such gains. Special termination benefits increased $55.0 million in fiscal year 2023 primarily due to workforce optimization initiatives and the acquisition of Alcentra and decreased $18.9 million in fiscal year 2022 primarily due to workforce optimization initiatives related to the acquisition of Legg Mason. Compensation related to minority interests increased $24.3 million in fiscal year 2023 and $20.0 million in fiscal year 2022.
We expect to incur acquisition-related retention expenses of approximately $240 million during the fiscal year ending September 30, 2024 (“fiscal year 2024”), and decreasing over the following two fiscal years by approximately $80 million and $20 million. At September 30, 2023, our global workforce had decreased to approximately 9,200 employees from approximately 9,800 at September 30, 2022.
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
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,
Asset-based expenses	$1,368.1	$1,532.6	$1,714.7	(11%)	(11%)
Sales-based expenses	195.0	248.2	312.9	(21%)	(21%)
Amortization of deferred sales commissions	50.0	64.8	78.2	(23%)	(17%)
Sales, Distribution and Marketing	$1,613.1	$1,845.6	$2,105.8	(13%)	(12%)
Asset-based expenses decreased $164.5 million and $182.1 million in fiscal years 2023 and 2022 primarily due to decreases of 10% and 11% in the related average AUM and in fiscal year 2023, a higher mix of lower-fee assets.
Sales-based expenses decreased $53.2 million and $64.7 million in fiscal years 2023 and 2022 primarily due to a 20% decrease in commissionable sales in both years.
Information Systems and Technology
Information systems and technology expenses increased $4.8 million in fiscal year 2023 primarily due to higher software costs partially offset by lower technology depreciation. Information systems and technology expenses increased $14.1 million in fiscal year 2022 primarily due to higher costs incurred for technology consulting, software and external data services partially offset by lower technology depreciation.

Occupancy
Occupancy expenses increased $10.0 million in fiscal year 2023 primarily due to higher utility costs, reflecting a full year of return to office, and higher leasehold and equipment depreciation. Occupancy expenses remained relatively flat in fiscal year 2022. We expect to incur additional expense of approximately $50 million in fiscal year 2024 primarily related to new leased office space located at One Madison Avenue. This is part of an initiative to consolidate our existing office space in New York City.
Amortization of intangible assets
Amortization of intangible assets increased $59.1 million and $50.0 million in fiscal years 2023 and 2022, primarily due to intangible assets recognized as part of the acquisition of Lexington and, in fiscal year 2023, the acquisition of Alcentra.
General, Administrative and Other

General, administrative and other expenses primarily consist of professional fees, fund-related service fees payable to external parties, advertising and promotion, travel and entertainment, and other miscellaneous expenses.

General, administrative and other operating expenses remained relatively flat in fiscal year 2023 as an increase of $35.9 million in travel and entertainment expenses and conference costs, reflecting the resumption of activity post-pandemic, and the impact of net credits of $19.2 million recognized in the prior year to adjust the fair values of our contingent consideration asset and liabilities, were substantially offset by a $17.3 million decrease in third-party sub-advisory service fees, a $20.6 million decrease in acquisition-related costs, primarily due to costs associated with our global brand campaign in the prior year, and a $6.8 million decrease in other taxes at certain European subsidiaries.
General, administrative and other operating expenses increased $27.7 million in fiscal year 2022, primarily due to increases of $27.1 million in advertising and promotion expenses, due in part to our global brand campaign, $25.7 million in professional fees, largely related to acquisition costs, and $24.0 million in travel and entertainment expenses. Fiscal year 2022 also included $20.3 million of non-recurring costs incurred in connection with the outsourcing of our transfer agent functions. These increases were partially offset by $43.0 million of closed-end fund product launch costs incurred in the prior year. Fiscal year 2022 also included net credits of $19.2 million to adjust the fair values of our contingent consideration asset and liabilities, as compared to $4.1 million of expense recognized in the prior year.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2023 vs. 2022	2022 vs. 2021
for the fiscal years ended September 30,	2023	2022	2021
Investment and other income, net	$340.0	$91.1	$264.7	273%	(66%)
Interest expense	(123.7)	(98.2)	(85.4)	26%	15%
Investment and other income (losses) of consolidated investment products, net	115.8	(17.7)	421.1	NM	NM
Expenses of consolidated investment products	(18.7)	(19.7)	(31.2)	(5%)	(37%)
Other income (expenses), net	$313.4	$(44.5)	$569.2	NM	NM
Investment and other income, net consists primarily of gains (losses) on investments held by the Company, income (losses) from equity method investees, foreign currency exchange gains (losses), rental income from excess owned space leased to third parties, gains (losses) on derivatives, and dividend and interest income.
Investment and other income, net increased $248.9 million in fiscal year 2023 primarily due to an increase in dividend and interest income, gains on investments held by the Company as compared to losses in the prior year, and higher income from equity method investees, partially offset by net foreign currency exchange losses as compared to gains in the prior year. Investment and other income, net decreased $173.6 million in fiscal year 2022 primarily due to the impact of market declines.

Dividend and interest income increased $122.0 million in fiscal year 2023, primarily due to higher yields, and increased $20.3 million in fiscal year 2022, primarily due to higher yields on money market funds.
Investments held by the Company generated net gains of $39.5 million, as compared to net losses of $75.4 million in the prior year, primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by net losses from investments measured at cost adjusted for observable price changes. Investments held by the Company generated net losses of $75.4 million in fiscal year 2022, as compared to net gains of $90.9 million in fiscal year 2021, primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans. The losses in fiscal year 2022 were partially offset in by net gains from investments measured at cost adjusted for observable price changes.
Income from equity method investees generated income of $123.1 million in fiscal year 2023 and income of $36.2 million in fiscal year 2022. The current year income was largely related to various global alternative funds, and included $86.0 million which was fully offset in noncontrolling interest. Income from equity method investees decreased $118.1 million in fiscal year 2022. Fiscal year 2022 included a $52.6 million gain recognized on the sale of our investment in Embark, offset in part by losses from equity method investees, largely related to declines in market valuations of investments held by various global equity and alternative funds, while fiscal year 2021 included gains from equity method investees.
Net foreign currency exchange losses were $26.7 million in fiscal year 2023, as compared to net gains of $40.6 million fiscal year 2022 and net losses of $11.9 million in fiscal year 2021. The net losses in fiscal year 2023 compared to fiscal year 2022 were primarily due to the impact of the weakening of the U.S. dollar against the Euro and British Pound on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries. The net gains in fiscal year 2022 compared to fiscal year 2021 were primarily due to the impact of the strengthening of the U.S. dollar against the Euro and British Pound.
Derivatives generated losses of $15.1 million in fiscal year 2023, gains of $20.9 million in fiscal 2022, and losses of $23.2 million in fiscal 2021.
Interest expense increased $25.5 million in fiscal year 2023 primarily due to a full year of accretion on Lexington deferred consideration, higher interest on debt and an increase in interest recognized on tax reserves. Interest expense increased $12.8 million in fiscal year 2022 primarily due to accretion on Lexington deferred consideration.
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
Investments held by CIPs generated investment and other income of $115.8 million in fiscal year 2023, as compared to investment and other losses of $17.7 million in fiscal year 2022 and investment and other income of $421.1 million in fiscal year 2021, largely related to net investment gains (losses) on holdings of various equity, fixed income and alternative funds.
Expenses of consolidated investment products decreased $1.0 million in fiscal year 2023 and decreased $11.5 million in fiscal year 2022, due to activity of the funds.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2023, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,686.4	$—	$—	$—	$—	$3,686.4
Investments
Alternative	—	299.4	820.7	69.7	505.7	1,695.5
Equity	—	314.0	213.1	153.7	103.9	784.7
Fixed Income	—	236.8	44.0	36.6	279.1	596.5
Multi-Asset	—	22.6	11.4	—	145.2	179.2
Total investments	—	872.8	1,089.2	260.0	1,033.9	3,255.9
Total Cash and Cash Equivalents and Investments [2,3]	$3,686.4	$872.8	$1,089.2	$260.0	$1,033.9	$6,942.3
 ______________
1See Note 1 – Significant Accounting Policies and Note 5 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,084.8 million held for operational activities, including investments in sponsored funds and other products, and $324.2 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $295.8 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests and approximately $380 million of investments that are subject to long-term repurchase agreements and other financing arrangements.
TAXES ON INCOME
Our effective income tax rate for fiscal year 2023 was 22.1% as compared to 22.9% in fiscal year 2022 and 14.3% in fiscal year 2021. The rate decrease in fiscal year 2023 was primarily due to an increase in foreign earnings and activity of CIPs for which there is no related tax impact, partially offset by additional state tax expense. The rate increase in fiscal year 2022 was primarily due to the release of a tax reserve in the prior year following the close of an IRS audit of the U.S. taxation of deemed foreign dividends for fiscal year 2018, activity of CIPs for which there is no related tax impact, and a decrease in foreign earnings.
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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2023	2022	2021
for the fiscal years ended September 30,
Operating income	$1,102.3	$1,773.9	$1,875.0
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	37.5	48.2	22.8
Acquisition-related retention	164.9	167.2	163.7
Compensation and benefits expense from gains (losses) on deferred compensation, net	20.3	(36.7)	22.7
Other acquisition-related expenses	50.2	60.7	36.0
Amortization of intangible assets	341.1	282.0	232.0
Special termination benefits	63.2	8.2	27.1
Compensation and benefits expense related to minority interests in certain subsidiaries	44.3	20.0	—
Adjusted operating income	$1,823.8	$2,323.5	$2,379.3

Total operating revenues	$7,849.4	$8,275.3	$8,425.5
Add (subtract):
Acquisition-related pass through performance fees	(169.7)	(4.2)	(25.3)
Sales and distribution fees	(1,203.7)	(1,415.0)	(1,635.5)
Allocation of investment management fees for sales, distribution and marketing expenses	(409.4)	(430.6)	(470.3)
Elimination of operating revenues upon consolidation of investment products¹	37.5	48.2	22.8
Adjusted operating revenues	$6,104.1	$6,473.7	$6,317.2

Operating margin	14.0%	21.4%	22.3%
Adjusted operating margin	29.9%	35.9%	37.7%

(in millions, except per share data)	2023	2022	2021
for the fiscal years ended September 30,
Net income attributable to Franklin Resources, Inc.	$882.8	$1,291.9	$1,831.2
Add (subtract):
Net (income) loss of consolidated investment products¹	8.0	(0.2)	(2.8)
Acquisition-related retention	164.9	167.2	163.7
Other acquisition-related expenses	70.4	73.3	34.0
Amortization of intangible assets	341.1	282.0	232.0
Special termination benefits	63.2	8.2	27.1
Net losses (gains) on deferred compensation plan investments not offset by compensation and benefits expense	(15.5)	9.0	(1.2)
Unrealized investment losses (gains)	(2.6)	191.9	(285.7)
Interest expense for amortization of debt premium	(25.4)	(25.2)	(51.4)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	0.1	1.4	—
Net income tax expense of adjustments	(154.8)	(143.9)	(31.7)
Adjusted net income	$1,332.2	$1,855.6	$1,915.2

Diluted earnings per share	$1.72	$2.53	$3.57
Adjusted diluted earnings per share	2.60	3.63	3.74
__________________
1The impact of consolidated investment products is summarized as follows:

(in millions)	2023	2022	2021
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(37.5)	$(48.2)	$(22.8)
Other income, net	88.8	24.2	207.4
Less: income (loss) attributable to noncontrolling interests	59.3	(24.2)	181.8
Net income (loss)	$(8.0)	$0.2	$2.8
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Operating cash flows	$1,138.7	$1,956.7	$1,245.4
Investing cash flows	(3,582.1)	(3,329.2)	(2,615.9)
Financing cash flows	2,029.0	1,585.0	2,030.1
Net cash provided by operating activities decreased in fiscal year 2023 primarily due to higher net purchases of investments by CIPs and lower net income adjusted for non-cash items. Net cash used in investing activities increased as compared to the prior year primarily due to net purchases of our investments as compared to net liquidations in the prior year, higher net purchases of investments by collateralized loan obligations (“CLOs”), payments of deferred consideration liability in the current year, and net deconsolidation of CIPs as compared to net consolidation in the prior year, partially offset by lower cash paid for acquisitions in the current year. Net cash provided by financing activities increased as compared to the prior year primarily due to proceeds from repurchase agreements in the current year and higher net proceeds from debt of CIPs.
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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2023	2022	2021
Assets
Cash and cash equivalents	$3,592.8	$4,086.8	$4,357.8
Receivables	1,181.7	1,130.8	1,300.4
Investments	1,098.8	830.0	1,042.2
Total Liquid Assets	$5,873.3	$6,047.6	$6,700.4

Liability
Debt	$3,052.8	$3,376.4	$3,399.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2023 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At September 30, 2023, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,585.0 million. At September 30, 2023, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,467.8 million.
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
On July 25, 2023, we terminated our undrawn 364-day $500.0 million revolving credit facility and our 3-year term loan with an aggregate commitment of $300.0 million. The term loan was repaid with existing cash. Concurrently, the Company entered into a $800.0 million 5-year revolving credit facility which remains undrawn as of the time of this filing. This facility contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. We were in compliance with all debt covenants at September 30, 2023.
At September 30, 2023, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
In the ordinary course of business, we enter into contracts or purchase obligations with third parties whereby the third parties provide goods or services to or on behalf of the Company. Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and are recorded as liabilities in the consolidated financial statements when services are provided. At September 30, 2023, we had $779.1 million of purchase obligations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $1.20 per share ($0.30 per share per quarter) in fiscal year 2023, and of $1.16 per share ($0.29 per share per quarter) in fiscal year 2022. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors. During fiscal years 2023 and 2022, we repurchased 9.6 million and 6.5 million shares of our common stock at a cost of $256.3 million and $180.8 million. At September 30, 2023, 14.7 million shares remained available for repurchase under the authorization of 80.0 million shares approved by our Board of Directors in April 2018.
While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. At September 30, 2023, we had $305.6 million of committed capital contributions which relate to commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the consolidated balance sheet.
We entered into a lease agreement for office space in New York City located at One Madison Avenue with occupancy expected to begin in early fiscal year 2024 with an aggregate expected commitment of $766.7 million over sixteen years. In the first quarter of fiscal year 2024, we expect to recognize operating lease liabilities of approximately $400 million. This is part of an initiative to consolidate our existing office space in New York City.

On May 31, 2023, we entered into a definitive agreement to acquire Putnam Investments from Great-West Lifeco, Inc. (“Great-West”) for approximately 33.3 million shares of our common stock that we will issue to Great-West at closing and $100.0 million paid in cash 180 days after closing. We plan to pay the cash portion with existing cash.
On November 1, 2022, we acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. from The Bank of New York Mellon Corporation. Total purchase consideration consisted of cash consideration of approximately $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s CLOs; deferred consideration of $62.0 million which was paid on November 1, 2023; and contingent consideration of up to $350.0 million to be paid upon the achievement of certain performance thresholds over the next four years that has an acquisition-date fair value of $24.6 million. We paid the purchase price from our existing cash.
On December 15, 2022, we entered into repurchase agreements with a third-party financing company for certain securities held in Alcentra’s CLOs. Under the terms of the repurchase agreements, we received cash proceeds of approximately $175.0 million with pledged collateral consisting of Alcentra investments with a carrying value of $171.3 million at September 30, 2023. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.
On April 1, 2022, we acquired all of the outstanding ownership interests in Lexington for cash consideration of approximately $1.0 billion and additional payments of $750.0 million to be paid in cash over the next three years. The first additional payment of $250.0 million was made during the quarter ended June 30, 2023 from our existing cash.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during fiscal year 2023 or 2022.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Further, concerns about the global economic outlook have adversely affected and may continue to adversely affect our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the accounting policies that we believe are most critical to understanding our financial position and results of operations. For additional information about our accounting policies, see Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key assumption used in the analysis includes the amount of AUM. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2023, we were the primary beneficiary of 63 investment product VIEs.
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
We performed a qualitative annual impairment test for goodwill and all indefinite-lived intangible assets as of August 1, 2023 and concluded it is more likely than not that the fair values of the reporting unit and the indefinite-lived intangible assets exceed their carrying values.

We subsequently monitored market conditions and their potential impact on the assumptions used in the annual assessment to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of our impairment assessment as of August 1, 2023. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2023, there were no impairments of goodwill or indefinite-lived intangible assets as no events occurred or circumstances changed that would indicate these assets might be impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful life as well as royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. There were no impairments of definite-lived intangible assets during fiscal year 2023.
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
As of September 30, 2023, Level 3 assets represented 6% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during fiscal year 2023.
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
Other equity and debt investments consist of other equity and debt securities carried at fair value. Changes in the fair value are recognized as gains and losses in earnings. The fair values of equity securities, excluding fund products, and debt securities are determined using independent third-party broker or dealer price quotes or based on either a market-based or income-based approach using significant unobservable inputs. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient.

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
As our AUM is primarily valued based on observable market prices or inputs, market risk is the most significant risk underlying the valuation of our AUM.

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
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2023 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

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
Assuming the respective effective fee rates and asset mix remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees and asset-based distribution fee revenues, excluding performance-based investment management fees. Such a change for the fiscal year ended September 30, 2023 would have resulted in an increase or decrease in operating revenues of $690.1 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in funds that invest in debt securities, which were $2,471.2 million at September 30, 2023. Our exposure to interest rate risks from these investments is mitigated by the low average duration exposure and a broad range of products in various global jurisdictions. We had minimal exposure to changes in interest rates from debt obligations at September 30, 2023 as substantially all of our outstanding debt was issued at fixed rates.
As of September 30, 2023, we have considered the potential impact of a 100 basis point movement in market interest rates on our investments in funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
Foreign Currency Exchange Risk
We are subject to foreign currency exchange risk through our international operations. While the majority of our revenues are earned in the U.S., we also provide services and earn revenue in international jurisdictions. Our exposure to foreign currency exchange risk is reduced in relation to our results of operations since a significant portion of these revenues is denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the U.S. and expenses incurred denominated in foreign currencies increase.
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling and Australian dollar. These assets accounted for 23% of the total cash and cash equivalents and investments at September 30, 2023.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2023 would result in a $134.8 million decrease in accumulated other comprehensive loss and a $24.0 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2023. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $190.7 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$872.8	$960.1	$785.5
Direct investments in CIPs	1,033.9	1,137.3	930.5
Total	$1,906.7	$2,097.4	$1,716.0

Item 8.    Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2023, 2022 and 2021.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Realizability of Deferred Tax Assets
As described in Note 13 to the consolidated financial statements, the Company had gross deferred tax assets of $982.4 million as of September 30, 2023, reduced by a $292.9 million valuation allowance. Management records a valuation allowance to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, management considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
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
November 13, 2023
We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2023	2022	2021
Operating Revenues
Investment management fees	$6,452.9	$6,616.8	$6,541.6
Sales and distribution fees	1,203.7	1,415.0	1,635.5
Shareholder servicing fees	152.7	193.0	211.2
Other	40.1	50.5	37.2
Total operating revenues	7,849.4	8,275.3	8,425.5
Operating Expenses
Compensation and benefits	3,494.0	3,089.8	2,971.3
Sales, distribution and marketing	1,613.1	1,845.6	2,105.8
Information systems and technology	505.0	500.2	486.1
Occupancy	228.9	218.9	218.1
Amortization of intangible assets	341.1	282.0	232.0
General, administrative and other	565.0	564.9	537.2
Total operating expenses	6,747.1	6,501.4	6,550.5
Operating Income	1,102.3	1,773.9	1,875.0
Other Income (Expenses)
Investment and other income, net	340.0	91.1	264.7
Interest expense	(123.7)	(98.2)	(85.4)
Investment and other income (losses) of consolidated investment products, net	115.8	(17.7)	421.1
Expenses of consolidated investment products	(18.7)	(19.7)	(31.2)
Other income (expenses), net	313.4	(44.5)	569.2
Income before taxes	1,415.7	1,729.4	2,444.2
Taxes on income	312.3	396.2	349.6
Net income	1,103.4	1,333.2	2,094.6
Less: net income (loss) attributable to
Redeemable noncontrolling interests	135.5	(46.9)	94.1
Nonredeemable noncontrolling interests	85.1	88.2	169.3
Net Income Attributable to Franklin Resources, Inc.	$882.8	$1,291.9	$1,831.2

Earnings per Share
Basic	$1.72	$2.53	$3.58
Diluted	1.72	2.53	3.57
.

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Net Income	$1,103.4	$1,333.2	$2,094.6
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	112.8	(244.6)	29.1
Net unrealized gains (losses) on defined benefit plans, net of tax	(1.3)	0.8	0.9
Net unrealized gains on investments, net of tax	0.2	0.4	—
Total other comprehensive income (loss)	111.7	(243.4)	30.0
Total comprehensive income	1,215.1	1,089.8	2,124.6
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	135.5	(46.9)	94.1
Nonredeemable noncontrolling interests	85.1	88.2	169.3
Comprehensive Income Attributable to Franklin Resources, Inc.	$994.5	$1,048.5	$1,861.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2023	2022
Assets
Cash and cash equivalents	$3,686.4	$4,134.9
Receivables	1,348.4	1,264.8
Investments (including $872.8 and $613.5 at fair value at September 30, 2023 and 2022)	2,222.0	1,651.3
Assets of consolidated investment products
Cash and cash equivalents	716.0	647.6
Investments, at fair value	9,637.2	7,898.1
Property and equipment, net	800.1	743.3
Goodwill	6,003.8	5,778.6
Intangible assets, net	4,902.2	5,082.1
Operating lease right-of-use assets	406.3	464.5
Other	398.8	395.4
Total Assets	$30,121.2	$28,060.6

Liabilities
Compensation and benefits	$1,665.1	$1,464.4
Accounts payable and accrued expenses	530.0	466.2
Income taxes	513.5	523.1
Debt	3,052.8	3,376.4
Liabilities of consolidated investment products
Accounts payable and accrued expenses	349.7	646.9
Debt	8,231.8	5,457.7
Deferred tax liabilities	450.4	347.8
Operating lease liabilities	467.8	528.4
Other	1,286.2	1,425.0
Total liabilities	16,547.3	14,235.9
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	1,026.1	1,525.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 495,937,891 and 499,575,175 shares issued and outstanding at September 30, 2023 and 2022	49.6	50.0
Retained earnings	12,376.6	12,045.6
Accumulated other comprehensive loss	(509.3)	(621.0)
Total Franklin Resources, Inc. stockholders’ equity	11,916.9	11,474.6
Nonredeemable noncontrolling interests	630.9	824.3
Total stockholders’ equity	12,547.8	12,298.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$30,121.2	$28,060.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2023, 2022 and 2021	Shares	Amount
Balance at October 1, 2020	495.1	$49.5	$—	$10,472.6	$(407.6)	$10,114.5	$754.6	$10,869.1
Adoption of new accounting guidance				(3.3)		(3.3)		(3.3)
Net income				1,831.2		1,831.2	169.3	2,000.5
Other comprehensive income					30.0	30.0		30.0
Dividends declared on common stock ($1.12 per share)				(573.7)		(573.7)		(573.7)
Repurchase of common stock	(7.3)	(0.7)	(192.8)	(14.7)		(208.2)		(208.2)
Issuance of common stock	14.0	1.4	132.0			133.4		133.4
Stock-based compensation			60.8			60.8		60.8
Net subscriptions and other				(2.1)		(2.1)	215.7	213.6
Net deconsolidation of investment products							(552.4)	(552.4)
Adjustment to fair value of redeemable noncontrolling interests				(159.2)		(159.2)		(159.2)
Balance at September 30, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				1,291.9		1,291.9	88.2	1,380.1
Other comprehensive loss					(243.4)	(243.4)		(243.4)
Dividends declared on common stock ($1.16 per share)				(585.2)		(585.2)		(585.2)
Repurchase of common stock	(6.5)	(0.6)	(231.4)	51.2		(180.8)		(180.8)
Issuance of common stock	4.3	0.4	171.4			171.8		171.8
Stock-based compensation			60.0			60.0		60.0
Net subscriptions and other				—		—	24.7	24.7
Net deconsolidation of investment products							(25.7)	(25.7)
Acquisition							149.9	149.9
Adjustment to fair value of redeemable noncontrolling interests				(263.1)		(263.1)		(263.1)
Balance at September 30, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				882.8		882.8	85.1	967.9
Other comprehensive income					111.7	111.7		111.7
Dividends declared on common stock ($1.20 per share)				(611.4)		(611.4)		(611.4)
Repurchase of common stock	(9.6)	(1.0)	(205.5)	(49.8)		(256.3)		(256.3)
Issuance of common stock	5.9	0.6	214.5			215.1		215.1
Stock-based compensation			(9.0)			(9.0)		(9.0)
Net subscriptions and other				—		—	82.1	82.1
Net deconsolidation of investment products							(360.6)	(360.6)
Adjustment to fair value of redeemable noncontrolling interests				109.4		109.4		109.4
Balance at September 30, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Net Income	$1,103.4	$1,333.2	$2,094.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	182.6	208.2	171.9
Amortization of deferred sales commissions	50.0	64.8	78.2
Depreciation and other amortization	104.3	95.8	78.6
Amortization of intangible assets	341.1	282.0	232.0
Net (gains) losses on investments	(39.5)	75.4	(75.5)
Income from investments in equity method investees	(123.1)	(36.2)	(154.3)
Net losses (gains) on investments of consolidated investment products	120.4	95.1	(316.4)
Net purchase of investments by consolidated investment products	(829.4)	(355.9)	(781.0)
Deferred income taxes	41.5	98.0	3.7
Other	122.7	25.1	16.0
Changes in operating assets and liabilities:
Increase in receivables and other assets	(63.2)	(86.7)	(182.5)
Decrease (increase) in investments, net	2.8	(3.7)	12.8
Increase in accrued compensation and benefits	128.9	281.7	114.8
Decrease in income taxes payable	(1.1)	(180.1)	(12.5)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4.5)	64.8	(97.3)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	1.8	(4.8)	62.3
Net cash provided by operating activities	1,138.7	1,956.7	1,245.4
Purchase of investments	(757.8)	(926.4)	(770.4)
Liquidation of investments	636.8	1,026.4	594.0
Purchase of investments by consolidated collateralized loan obligations	(4,364.1)	(3,991.7)	(3,654.7)
Liquidation of investments by consolidated collateralized loan obligations	1,834.1	1,948.8	1,624.2
Decrease in loan receivables, net	—	—	42.7
Additions of property and equipment, net	(148.8)	(90.3)	(79.3)
Acquisitions, net of cash acquired	(500.5)	(1,354.7)	(9.0)
Payments of contingent consideration asset	9.8	19.9	20.3
Payments of deferred consideration liability	(241.8)	—	—
Net (deconsolidation) consolidation of investment products	(49.8)	38.8	(383.7)
Net cash used in investing activities	(3,582.1)	(3,329.2)	(2,615.9)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Issuance of common stock	$23.3	$25.1	$22.3
Dividends paid on common stock	(607.3)	(583.1)	(559.7)
Repurchase of common stock	(256.3)	(180.8)	(208.2)
Proceeds from repurchase agreement	174.8	—	—
Proceeds from issuance of debt	—	—	1,193.9
Payment of debt issuance costs	—	—	(11.8)
Payments on debt	(300.0)	(300.0)	(750.0)
Proceeds from loan	—	300.0	—
Proceeds from debt of consolidated investment products	3,539.9	4,884.4	2,937.9
Payments on debt by consolidated investment products	(1,105.0)	(2,745.8)	(1,315.7)
Payments on contingent consideration liabilities	(7.6)	(14.8)	—
Noncontrolling interests	567.2	200.0	721.4
Net cash provided by financing activities	2,029.0	1,585.0	2,030.1
Effect of exchange rate changes on cash and cash equivalents	34.3	(77.2)	(2.2)
Increase (decrease) in cash and cash equivalents	(380.1)	135.3	657.4
Cash and cash equivalents, beginning of year	4,782.5	4,647.2	3,989.8
Cash and Cash Equivalents, End of Year	$4,402.4	$4,782.5	$4,647.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$233.2	$467.5	$498.0
Cash paid for interest	121.9	133.3	116.6
Cash paid for interest by consolidated investment products	379.2	148.2	102.8

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
Intangible assets acquired in business combinations consist primarily of investment management contracts and trade names. The fair values of the acquired management contracts are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. The fair value of trade names is determined using the relief from royalty method based on net present value of estimated future cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. The management contract intangible assets are amortized over their estimated useful lives, which range from three to 16 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets represent contracts to manage investment assets for which there is no foreseeable limit on the contract period. Trade names intangible assets are amortized over their estimated useful lives which range from five to twenty years using the straight-line method. Amortization and impairment are recognized in general, administrative and other expenses.
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
Investments in sponsored funds and separate accounts consist primarily of nonconsolidated sponsored funds and to a lesser extent, separate accounts. Sponsored funds and separate accounts are carried at fair value with changes in the fair value recognized as gains and losses in earnings. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient. The fair values of the underlying investments of the separate accounts are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available.
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
Other equity and debt investments consist of equity and debt securities carried at fair value. Changes in the fair value of equity securities other than fund products are recognized as gains and losses in earnings. The fair values of equity and debt securities are determined using independent third-party broker or dealer price quotes or based on either a market-based or income-based approach using significant unobservable inputs. The fair values of fund products are determined based on their published NAV or estimated using NAV as a practical expedient.
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
Other Investments consist of equity investments in entities over which the Company is unable to exercise significant influence and do not have a readily determinable fair value, and time deposits with maturities greater than three months from the date of purchase. The equity investments are measured at cost adjusted for observable price changes and impairment, if any, which are recognized in earnings. The fair value of the entities is generally estimated using significant unobservable inputs in either a market-based or income-based approach. The time deposits are carried at cost which approximates fair value due to their short-term nature and liquidity.
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
The investments that are not generally traded in active markets consist of equity and debt securities of entities in emerging markets, fund products, other equity and debt instruments, and loans. The fair values are determined using significant unobservable inputs in either a market-based or income-based approach, except for fund products, for which fair values are estimated using NAV as a practical expedient.
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
Fees from providing investment management and fund administration services (“investment management fees”), other than performance-based investment management fees, are determined based on a percentage of AUM, primarily on a monthly basis using daily average AUM, and are recognized as the services are performed over time. Performance-based investment management fees are generally generated when investment products’ performance exceeds targets established in customer contracts. These fees are recognized when the amount is no longer probable of significant reversal and may relate to investment management services that were provided in prior periods.
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
Note 2 – Acquisition
BNY Alcentra Group Holdings, Inc.

On November 1, 2022, the Company acquired all of the outstanding ownership interests in BNY Alcentra Group Holdings, Inc. (together with its subsidiaries “Alcentra”) from The Bank of New York Mellon Corporation. Total purchase price consisted of cash consideration of $594.1 million, which includes $188.3 million for certain securities held in Alcentra’s collateralized loan obligations (“CLOs”); deferred consideration of $62.0 million which was paid on November 1, 2023; and contingent consideration to be paid upon the achievement of certain performance thresholds over the next four years of up to $350.0 million that has an acquisition-date fair value of $24.6 million. The consideration paid was funded from existing cash. During the quarter ended March 31, 2023, cash consideration increased by $6.8 million due to a net working capital adjustment and deferred consideration increased by $1.6 million.

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

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is not deductible for tax purposes. The definite-lived intangible assets relate to acquired investment management contracts and trade names, which are amortized over their estimated useful lives ranging from 3.0 years to 10.0 years. Amortization expense related to the definite-lived intangible assets was $12.8 million for the fiscal year ended September 30, 2023 (“fiscal year 2023”). Costs incurred in connection with the acquisition were $14.1 million for the fiscal year ended September 30, 2023.

Alcentra contributed $158.0 million of operating revenue and did not have a material impact to net income attributable to Franklin Resources, Inc. for the fiscal year ended September 30, 2023. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

In connection with the acquisition, the Company on December 15, 2022 entered into repurchase agreements with a third-party financing company for certain securities held by the Company in Alcentra’s CLOs. As of September 30, 2023, other liabilities includes repurchase agreements of $164.2 million with maturity values of €132.3 million and $42.4 million in local currency. The Company has pledged Alcentra investments with a carrying value of $171.3 million as collateral as of September 30, 2023. The repurchase agreements have contractual maturity dates ranging between 2029 to 2034.

Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2023	2022	2021
Net income attributable to Franklin Resources, Inc.	$882.8	$1,291.9	$1,831.2
Less: allocation of earnings to participating nonvested stock and stock unit awards	37.7	54.1	77.7
Net Income Available to Common Stockholders	$845.1	$1,237.8	$1,753.5

Weighted-average shares outstanding – basic	490.0	488.7	489.9
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.6	0.7
Weighted-Average Shares Outstanding – Diluted	490.8	489.3	490.6

Earnings per Share
Basic	$1.72	$2.53	$3.58
Diluted	1.72	2.53	3.57
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for fiscal year 2023 and the fiscal year ended September 30, 2022 (“fiscal year 2022”). No nonparticipating nonvested stock unit awards were excluded for the fiscal year ended September 30, 2021 (“fiscal year 2021”).
Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2023
Investment management fees	$4,877.1	$803.9	$285.6	$216.2	$270.1	$6,452.9
Sales and distribution fees	847.3	296.0	19.8	40.6	—	1,203.7
Shareholder servicing fees	118.7	31.5	2.2	0.3	—	152.7
Other	37.7	0.8	1.2	—	0.4	40.1
Total	$5,880.8	$1,132.2	$308.8	$257.1	$270.5	$7,849.4

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2022
Investment management fees	$4,926.6	$901.1	$309.6	$246.5	$233.0	$6,616.8
Sales and distribution fees	997.7	341.8	25.5	50.0	—	1,415.0
Shareholder servicing fees	153.8	36.0	1.4	0.2	1.6	193.0
Other	48.1	1.0	0.7	0.5	0.2	50.5
Total	$6,126.2	$1,279.9	$337.2	$297.2	$234.8	$8,275.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2021
Investment management fees	$4,647.7	$1,075.0	$333.3	$285.6	$200.0	$6,541.6
Sales and distribution fees	1,137.4	395.8	46.1	52.5	3.7	1,635.5
Shareholder servicing fees	164.7	36.1	6.6	0.2	3.6	211.2
Other	29.2	1.0	1.9	—	5.1	37.2
Total	$5,979.0	$1,507.9	$387.9	$338.3	$212.4	$8,425.5
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 82%, 81% and 81% of the Company’s total operating revenues for the fiscal years 2023, 2022 and 2021.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2023	2022
Investments, at fair value
Sponsored funds and separate accounts	$630.5	$413.0
Investments related to long-term incentive plans	191.6	143.3
Other equity and debt investments	50.7	57.2
Total investments, at fair value	872.8	613.5
Investments in equity method investees	1,089.2	771.5
Other investments	260.0	266.3
Total	$2,222.0	$1,651.3

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$356.5	$211.9	$18.5	$43.6	$630.5
Investments related to long-term incentive plans	168.2	—	—	23.4	191.6
Other equity and debt investments	3.4	11.3	3.3	32.7	50.7
Total Assets Measured at Fair Value	$528.1	$223.2	$21.8	$99.7	$872.8

Liabilities
Securities sold short	$158.3	$—	$—	$—	$158.3
Contingent consideration liabilities	—	—	55.0	—	55.0
Total Liabilities Measured at Fair Value	$158.3	$—	$55.0	$—	$213.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Investments, at fair value
Sponsored funds and separate accounts	$289.5	$55.4	$14.1	$54.0	$413.0
Investments related to long-term incentive plans	143.3	—	—	—	143.3
Other equity and debt investments	3.1	19.4	2.7	32.0	57.2
Contingent consideration asset	—	—	9.8	—	9.8
Total Assets Measured at Fair Value	$435.9	$74.8	$26.6	$86.0	$623.3

Liabilities
Contingent consideration liabilities	$—	$—	$31.6	$—	$31.6

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private debt, equity and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)
as of September 30,	2023	2022
Nonredeemable investments[1]
Investments with known liquidation periods	$32.1	$32.8
Investments with unknown liquidation periods	17.4	29.4

Redeemable investments[2]	50.2	23.8

Unfunded commitments	43.1	51.4
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.9 years and 3.4 years at September 30, 2023 and 2022.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2023		2022
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$3,686.4	$3,686.4	$4,134.9	$4,134.9
Other investments
Time deposits	2	9.9	9.9	9.4	9.4
Equity securities	3	250.1	250.1	256.9	256.9

Financial Liability
Debt	2	$3,052.8	$2,419.4	$3,376.4	$2,750.1
Note 7 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2023	2022
Buildings and leasehold improvements	$932.9	$894.3	5-35
Software	379.1	414.0	3-10
Equipment and furniture	366.7	314.0	3-10
Land	78.7	78.7	N/A
Total cost	1,757.4	1,701.0
Less: accumulated depreciation and amortization	(957.3)	(957.7)
Property and Equipment, Net	$800.1	$743.3
Depreciation and amortization expense related to property and equipment was $108.2 million, $108.1 million and $124.4 million in fiscal years 2023, 2022 and 2021. The Company recognized no impairment of property and equipment in fiscal years 2023, 2022 and 2021.
Note 8 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2023	2022
Goodwill	$6,003.8	$5,778.6
Indefinite-lived intangible assets	3,672.1	3,574.4
Definite-lived intangible assets, net	1,230.1	1,507.7
Goodwill and Other Intangible Assets, Net	$10,906.0	$10,860.7
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022
Balance at beginning of year	$5,778.6	$4,457.7
Acquisitions	152.6	1,367.6
Purchase price allocation adjustment	62.0	(9.3)
Foreign exchange revaluation	10.6	(37.4)
Balance at End of Year	$6,003.8	$5,778.6
During fiscal years 2023 and 2022, no impairment of goodwill was recognized.
The Company recognized insignificant impairments of indefinite-lived intangible assets during fiscal years 2023 and 2022 due to declines in market prices of crypto assets.
Definite-lived intangible assets were as follows:

	2023			2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$1,822.5	$(824.3)	$998.2	$1,774.2	$(514.4)	$1,259.8
Trade names	310.1	(82.8)	227.3	294.3	(53.8)	240.5
Developed software	14.4	(9.8)	4.6	14.4	(7.0)	7.4
Total	$2,147.0	$(916.9)	$1,230.1	$2,082.9	$(575.2)	$1,507.7
No impairment of definite-lived intangible assets was recognized during fiscal years 2023 and 2022.
Definite-lived intangible assets had a weighted-average remaining useful life of 5.9 years at September 30, 2023, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2024	$333.7
2025	320.7
2026	244.3
2027	110.2
2028	64.7
Thereafter	156.5
Total	$1,230.1

Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 10 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2023	Effective Interest Rate	2022	Effective Interest Rate
as of September 30,
Debt of Franklin Resources, Inc.
$400 million 2.850% senior notes due March 2025	$399.9	2.97%	$399.8	2.97%
$850 million 1.600% senior notes due October 2030	847.1	1.74%	846.7	1.74%
$350 million 2.950% senior notes due August 2051	347.9	3.00%	347.9	3.00%
$300 million term loan due September 2025	—	N/A	300.0	3.50%
Total debt of Franklin Resources, Inc.	1,594.9		1,894.4
Debt of Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	254.7	1.53%	260.6	1.53%
$450 million 4.750% senior notes due March 2026	482.9	1.80%	496.2	1.80%
$550 million 5.625% senior notes due January 2044	730.2	3.38%	736.3	3.38%
Total debt of Legg Mason	1,467.8		1,493.1
Debt issuance costs	(9.9)		(11.1)
Total	$3,052.8		$3,376.4

On July 25, 2023, the Company terminated its 364-day $500.0 million revolving credit facility and its 3-year $300.0 million term loan. On the date of termination, the 364-day revolving credit facility had no amounts outstanding and all amounts outstanding under the term loan were repaid with existing cash. Concurrently, the Company entered into a 5-year $800.0 million revolving credit facility. As of the time of this filing, there were no borrowings outstanding under the 5-year credit facility.
At September 30, 2023, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
At September 30, 2023, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2023, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates with interest payable semi-annually. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason.
The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to another entity. The new revolving credit facility contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. The Company was in compliance with all covenants at September 30, 2023.

Note 10 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs. The Company had 70 CIPs, including 20 CLOs, as of September 30, 2023 and 59 CIPs, including 15 CLOs, as of September 30, 2022.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2023	2022
Assets
Cash and cash equivalents	$716.0	$647.6
Receivables	166.7	134.0
Investments, at fair value	9,637.2	7,898.1
Total Assets	$10,519.9	$8,679.7

Liabilities
Accounts payable and accrued expenses	$349.7	$646.9
Debt	8,231.8	5,457.7
Other liabilities	25.1	175.0
Total liabilities	8,606.6	6,279.6
Redeemable Noncontrolling Interests	580.1	942.2
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,033.9	960.8
Nonredeemable noncontrolling interests	299.3	497.1
Total stockholders’ equity	1,333.2	1,457.9
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$10,519.9	$8,679.7
The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2023, 2022 and 2021.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Cash and cash equivalents of CLOs	$352.3	$—	$—	$—	$352.3
Receivables of CLOs	—	116.7	—	—	116.7
Investments
Equity and debt securities	210.9	642.6	584.9	154.0	1,592.4
Loans	—	8,044.8	—	—	8,044.8
Total Assets Measured at Fair Value	$563.2	$8,804.1	$584.9	$154.0	$10,106.2

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2022
Assets
Cash and cash equivalents of CLOs	$269.1	$—	$—	$—	$269.1
Receivables of CLOs	—	67.4	—	—	67.4
Investments
Equity and debt securities	75.4	881.0	555.8	173.5	1,685.7
Loans	—	5,704.4	239.4	—	5,943.8
Real estate	—	—	268.6	—	268.6
Total Assets Measured at Fair Value	$344.5	$6,652.8	$1,063.8	$173.5	$8,234.6
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)
as of September 30,	2023	2022
Nonredeemable investments[1]
Investments with known liquidation periods	$—	$19.5
Investments with unknown liquidation periods	21.8	12.0

Redeemable investments[2]	132.2	142.0

Unfunded commitments[3]	—	0.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. As of September 30, 2023, there were no investments with known liquidation periods. Investments with known liquidation periods have an expected weighted-average life of 0.3 years at September 30, 2022.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3As of September 30, 2023, there were no investments with unfunded commitments. Of the total unfunded commitments, the Company was contractually obligated to fund $0.1 million based on its ownership percentage in the CIPs, at September 30, 2022.
Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2023
Balance at beginning of year	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	(47.6)	(9.0)	0.2	(56.4)
Purchases	91.9	86.1	58.4	236.4
Sales	(25.3)	—	(3.3)	(28.6)
Net consolidations (deconsolidations)	10.4	(345.7)	(293.0)	(628.3)
Transfers into Level 3	—	—	3.6	3.6
Transfers out of Level 3	(0.3)	—	(5.3)	(5.6)
Balance at End of Year	$584.9	$—	$—	$584.9
Change in unrealized losses included in net income relating to assets held at end of year	$(46.3)	$—	$—	$(46.3)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2022
Balance at beginning of year	$453.3	$89.4	$20.5	$563.2
Gains included in investment and other income (losses) of consolidated investment products, net	106.0	29.2	0.1	135.3
Purchases	177.5	150.0	14.0	341.5
Sales	(119.7)	—	(1.3)	(121.0)
Net consolidations (deconsolidations)	(52.1)	—	200.4	148.3
Transfers into Level 3	0.1	—	5.7	5.8
Transfers out of Level 3	(9.3)	—	—	(9.3)
Balance at End of Year	$555.8	$268.6	$239.4	$1,063.8
Change in unrealized gains included in net income relating to assets held at end of year	$101.1	$29.2	$—	$130.3
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$238.9	Market comparable companies	Enterprise value/ Revenue multiple	11.4–13.5 (12.1)
			Discount for lack of marketability	11.2%–13.6% (12.2%)
	346.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($23.88) per share
			Discount for lack of marketability	21.9%

(in millions)
as of September 30, 2022	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$555.8	Market pricing	Private sale pricing	$0.01–$558.45 ($33.31) per share
			Discount for lack of marketability	23.5%–25.1% (24.9%)

Real estate	268.6	Discounted cash flow	Discount rate	4.5%–6.3% (5.1%)
			Exit capitalization rate	5.5%–6.8% (6.0%)

Loans	147.2	Market pricing	Price	$0.97–$0.98 ($0.98)
	60.4	Discounted cash flow	Discount rate	9.9%
	31.9	Yield capitalization	Credit spread	6.3%
			Loan-to-value ratio	79.1%–88.1% (83.1%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of September 30, 2023, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow or yield capitalization valuations, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of September 30, 2023, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2023		2022
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$363.7	$363.7	$378.5	$378.5
Financial Liabilities
Debt of CLOs[1]	2 or 3	8,210.0	8,013.2	5,408.0	5,548.8
Other debt	3	21.8	8.6	49.7	42.4
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

(in millions) as of September 30,	2023		2022
	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$8,210.0	7.12%	$5,408.0	2.78%
Other debt	21.8	6.00%	49.7	5.19%
Total	$8,231.8		$5,457.7
The debt of CIPs had fixed and floating interest rates ranging from 2.39% to 15.49% at September 30, 2023, and from 1.42% to 8.51% at September 30, 2022. The floating rates were based on the London Interbank Offered Rate (“LIBOR”) and Secured Overnight Financing Rate (“SOFR”). As a result of the phase-out of LIBOR, effective July 1, 2023, our reference rates are transitioning to SOFR.
The contractual maturities for debt of CIPs at September 30, 2023 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2024	$28.7
2025	—
2026	—
2027	—
2028	—
Thereafter	8,203.1
Total	$8,231.8
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2023	2022
Unpaid principal balance	$8,317.5	$6,118.4
Difference between unpaid principal balance and fair value	(120.7)	(356.1)
Fair Value	$8,196.8	$5,762.3

Investments 90 days or more past due were immaterial at September 30, 2023 and September 30, 2022.
During fiscal years 2023 and 2022, the Company recognized $19.0 million and $22.6 million of net gains related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $8,281.5 million and $5,781.3 million at September 30, 2023 and 2022.
Note 11 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30, 2023, 2022 and 2021	CIPs	Minority Interests	Total

Balance at October 1, 2020	$397.3	$144.6	$541.9
Net income	63.8	30.3	94.1
Net subscriptions (distributions) and other	531.4	(23.6)	507.8
Net deconsolidations	(370.0)	—	(370.0)
Adjustment to fair value	—	159.2	159.2
Balance at September 30, 2021	$622.5	$310.5	$933.0
Net income (loss)	(106.1)	59.2	(46.9)
Net subscriptions (distributions) and other	244.5	(49.2)	195.3
Net consolidations	181.3	—	181.3
Adjustment to fair value	—	263.1	263.1
Balance at September 30, 2022	$942.2	$583.6	$1,525.8
Net income	77.4	58.1	135.5
Net subscriptions (distributions) and other	605.5	(86.3)	519.2
Net deconsolidations	(1,045.0)	—	(1,045.0)
Adjustment to fair value	—	(109.4)	(109.4)
Balance at September 30, 2023	$580.1	$446.0	$1,026.1

Note 12 – Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)
as of September 30,	2023	2022
Investments	$925.9	$718.0
Receivables	206.1	165.4
Total	$1,132.0	$883.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds during fiscal years 2023 and 2022.

Note 13 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Current expense
Federal	$148.1	$174.6	$226.7
State	55.6	45.0	50.3
Non-U.S.	67.1	78.6	68.9
Deferred expense	41.5	98.0	3.7
Total	$312.3	$396.2	$349.6
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
U.S.	$896.9	$1,427.2	$1,682.6
Non-U.S.	518.8	302.2	761.6
Total	$1,415.7	$1,729.4	$2,444.2
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2023	2022
Deferred Tax Assets
Capitalized mixed service costs	$167.5	$278.0
Net operating loss and state credit carry-forwards	331.8	258.8
Deferred compensation and benefits	193.8	157.3
Foreign tax credit carry-forwards	99.0	109.4
Debt premium	54.6	60.4
Other	135.7	150.8
Total deferred tax assets	982.4	1,014.7
Valuation allowance	(292.9)	(258.3)
Deferred tax assets, net of valuation allowance	689.5	756.4
Deferred Tax Liabilities
Goodwill and other purchased intangibles	918.0	907.7
Other	90.0	93.7
Total deferred tax liabilities	1,008.0	1,001.4
Net Deferred Tax Liability	$318.5	$245.0
Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2023	2022
Other assets	$131.9	$102.8
Deferred tax liabilities	450.4	347.8
Net Deferred Tax Liability	$318.5	$245.0

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
At September 30, 2023, there were $121.3 million of non-U.S. tax effected net operating loss carry-forwards which expire between fiscal years 2024 and 2042. In addition, there were $151.8 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2024 and 2043, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $9.7 million, the majority of which will carry-forward indefinitely and $99.0 million of foreign tax credit carry-forwards that expire between fiscal years 2024 and 2030.
The valuation allowance increased $34.6 million in fiscal year 2023, primarily related to non-US net operating loss utilization. The valuation allowance decreased $61.0 million in fiscal year 2022 primarily related to state and non-US net operating loss utilization and US foreign tax credit utilization. At September 30, 2023, the valuation allowance of $292.9 million was related to $177.6 million for federal, state, and foreign net operating loss carry-forwards, $70.8 million due to uncertainty of realizing the benefit of foreign tax credits, $24.3 million for capital losses, $11.2 million for other state deferred taxes and $9.0 million for other foreign deferred taxes.
A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2023		2022		2021
Federal taxes at statutory rate	$297.3	21.0%	$363.2	21.0%	$513.3	21.0%
State taxes, net of federal tax effect	71.3	5.0%	45.6	2.6%	60.8	2.5%
Tax reserve release on audit settlement, net of valuation allowance[1]	(11.4)	(0.8%)	(5.3)	(0.3%)	(126.8)	(5.2%)
Effect of net income attributable to noncontrolling interests	(38.3)	(2.7%)	(8.6)	(0.5%)	(55.3)	(2.3%)
Effect of non-U.S. operations	(14.7)	(1.0%)	13.0	0.8%	(30.4)	(1.2%)
Capital loss on investments, net of valuation allowance[2]	(8.8)	(0.6%)	—	—	(12.4)	(0.5%)
Foreign tax credit valuation allowance release[3]	7.2	0.5%	(20.6)	(1.2%)	—	—
Other	9.7	0.7%	8.9	0.5%	0.4	—
Tax Provision	$312.3	22.1%	$396.2	22.9%	$349.6	14.3%
 ______________
1The Company released a tax reserve in fiscal year 2021 following the close of an IRS audit of the transition tax for fiscal year 2018.
2The Company recognized a tax benefit in fiscal year 2021 for capital losses that were realized from sales of investments. These capital losses can be carried forward, for which the Company has assessed for realizability.
3The Company released a valuation allowance on foreign tax credit in fiscal year 2022 due to additional foreign source income from foreign investments.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Balance at beginning of year	$168.7	$184.3	$342.9
Additions for tax positions of prior years	6.1	2.5	4.2
Reductions for tax positions of prior years	(14.9)	(16.0)	(163.6)
Tax positions related to the current year	13.3	18.4	22.2
Settlements with taxing authorities	(19.9)	(0.4)	(3.2)
Expirations of statute of limitations	(14.5)	(20.1)	(18.2)
Balance at End of Year	$138.8	$168.7	$184.3
If recognized, $132.2 million for 2023, $161.9 million for 2022 and $173.4 million for 2021 would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2023 and 2022 was $29.5 million and $24.8 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2023 and 2022 were $2.1 million and $4.4 million.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2023; Brazil 2008 to 2023, Canada 2018 to 2023; Australia 2019 to 2023, Hong Kong 2017 to 2023; Singapore 2018 to 2023; Luxembourg 2019 to 2023; U.K. 2020 to 2023; U.S. federal 2020 to 2023; the City of New York 2016 to 2023; the State of New York 2018 to 2023; the State of New Jersey 2019 to 2023; and the States of California and Florida 2020 to 2023.
The Company has ongoing litigation and examinations in various stages, U.S. federal for the fiscal year ended September 30, 2020, in the States of California and New York, and City of New York, and in Brazil, Canada and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2023 could decrease by an estimated $12.0 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.
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

(in millions)	Amount
for the fiscal years ending September 30,
2024	$138.9
2025	185.2
2026	231.6
Total	$555.7

Note 14 – Leases
Lessee Arrangements
The Company’s leases generally include one or more options to renew. Lease expense was as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Operating lease cost	$124.1	$127.9	$141.4
Variable lease cost	5.8	8.3	21.2
Finance lease cost	0.6	0.2	0.4
Less: sublease income	(25.0)	(26.7)	(24.6)
Total lease expense	$105.5	$109.7	$138.4

Supplemental cash flow information related to leases was as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$125.6	$130.5	$133.7
ROU assets obtained in exchange for new/modified operating lease liabilities	45.4	53.4	18.7
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities were as follows:

(in millions)
as of September 30,	2023	2022
Weighted-average remaining lease term	8.0 years	7.3 years
Weighted-average discount rate	3.2%	2.5%
The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2024	$95.2
2025	72.4
2026	57.3
2027	53.5
2028	48.4
Thereafter	216.0
Total lease payments	542.8
Less: interest	(75.0)
Operating lease liabilities	$467.8
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

The maturities of lease payments due to the Company as of September 30, 2023 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2024	$7.8	$46.8
2025	1.0	47.3
2026	0.5	46.2
2027	0.3	38.9
2028	—	25.9
Thereafter	—	76.9
Total	$9.6	$282.0
Note 15 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. Effective April 24, 2020, Franklin Templeton Trustee Services Private Limited (“FTTS”), a subsidiary of Franklin, announced its decision to wind up six fixed income mutual fund schemes of the Franklin Templeton Mutual Fund in India (referred to herein as the “Funds”), closing the Funds to redemptions. At the time, the Funds had collective AUM of INR 25,648.3 crore (approximately $3.4 billion). In connection with the wind-up decision, FTTS sought to convene unitholder meetings for the Funds to approve the appointment of a liquidator, and the asset management company to the Funds, Franklin Templeton Asset Management (India) Private Limited (“FTAMI”), ceased earning investment management fees on the Funds.
In May and June 2020, certain Fund unitholders and others challenged the wind-up decision by filing legal petitions in India against a number of respondents, including Franklin, its subsidiaries FTTS, FTAMI, and Templeton International, Inc., as sponsor of the Franklin Templeton Mutual Fund, and related individuals (collectively, the “Company Respondents”), the Securities and Exchange Board of India (“SEBI”), and other governmental entities. The petitioners alleged that the Company Respondents violated various SEBI regulations, mismanaged the Funds, misrepresented or omitted certain information relating to the Funds, and/or engaged in other alleged misconduct. The petitioners requested a wide range of relief, including, among other items, an order quashing the winding up notices and blocking the unitholder votes, initiating investigations into the Company Respondents, and allowing the unitholder petitioners to redeem their investments with interest. An interim injunction order staying the operation and implementation of the unitholder voting process was issued and the petitions were transferred to the High Court of Karnataka for further consolidated proceedings. The court upheld the decision taken by FTTS to wind up the Funds while finding that unitholder approval was required to implement the decision. Cross appeals from the judgment were then filed in the Supreme Court of India. In the interim, FTTS proceeded to obtain approval from the majority of the voting unitholders for winding up the six Funds and in February 2021, the Supreme Court confirmed the results and appointed a third-party asset manager to serve as the liquidator and begin cash distributions to unitholders. The additional issues on appeal remain pending.
As of September 2023, all performing securities across the Funds have been liquidated and an aggregate of INR 27,508.1 crore (approximately $3.3 billion) has been distributed to Fund unitholders, exceeding the aggregate value of the Funds’ AUM at the date of the wind-up announcement, reported above.
Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain FTAMI employees (including in their officer or director capacities), alleging certain deficiencies and areas of non-compliance in the management of the Funds. In June 2021, SEBI issued orders against FTAMI, FTTS, and the FTAMI employee respondents, finding violations of certain regulatory provisions, including with respect to similarity in investment strategies among the Funds, calculation of duration and valuation of portfolio securities, deficiencies in documentation relating to investment diligence and investment terms, and portfolio risk management. SEBI’s orders include, as applicable, aggregate monetary penalties of INR 20.0 crore (approximately $2.4 million); disgorgement of investment management and advisory fees, together with interest through the date of SEBI’s order, totaling INR 512.5 crore (approximately $61.7 million), with continuing accrual of 12% interest until paid; and a prohibition on FTAMI from launching new fixed income funds in India for a two-year period, which has since concluded. The respondents filed appeals, as well as applications to stay enforcement of SEBI’s orders pending resolution of the appeals, with the Securities Appellate Tribunal (the “SAT”) in India, which stay applications were granted in June and July 2021, subject to respondents’ deposit in escrow of a portion of the ordered penalties for an aggregate deposit made of INR 257.5 crore (approximately $34.7 million). The SAT appeals remain pending.
The Company has also responded to related inquiries and investigations commenced by certain governmental agencies in India that remain pending, including a “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department in or around September 2020 against certain of the Company Respondents in connection with a complaint by certain Fund unitholders, as well as a related investigation by India’s Enforcement Directorate commenced in or around April 2021.
The Company strongly believes that the decision taken by FTTS to wind up the Funds was in the best interests of unitholders and allowed for the orderly liquidation and distribution of Fund assets as described above. The Company further believes that it has meritorious defenses to the outstanding claims in the pending proceedings and intends to continue vigorously defending against the claims. The Company cannot at this time predict the eventual outcome of the matters described above or reasonably estimate the possible loss or range of loss that may arise from any final outcome of such matters, including due to the complexities and uncertainty involved in the appeals and the various questions of law and fact at issue.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2023 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of September 30, 2023.
Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2023, the Company had $305.6 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.

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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Stock and stock unit awards	$174.7	$200.8	$165.2
Phantom unit awards	33.2	13.5	30.4
Employee stock investment plan	7.9	7.4	6.7
Total	$215.8	$221.7	$202.3
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. There are 140.0 million and 23.0 million shares authorized under the USIP and EIP. At September 30, 2023, 12.2 million shares and 14.7 million shares were available for grant under the USIP and EIP.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2023
Nonvested balance at beginning of year	13,492	3,401	16,893	$24.04
Granted	7,024	271	7,295	22.74
Vested	(7,334)	(335)	(7,669)	24.68
Forfeited/canceled	(400)	(238)	(638)	25.10
Nonvested Balance at End of Year	12,782	3,099	15,881	$23.09
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $160.5 million at September 30, 2023. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.4 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2023, 2022 and 2021 were $22.74, $34.20 and $21.08 per share. The total fair value of stock and stock unit awards vested during the same periods was $210.4 million, $147.8 million and $121.2 million.
The Company may repurchase shares in connection with vesting of stock and stock unit awards. Also, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 1.0 million shares were issued under the ESIP during fiscal year 2023, and 2.7 million shares were reserved for future issuance at September 30, 2023.

Note 17 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company makes a matching contribution equal to 85% of eligible compensation contributed by participants. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $93.0 million, $84.9 million and $81.4 million for fiscal years 2023, 2022 and 2021.
Note 18 – Segment and Geographic Information
The Company has one operating segment, investment management and related services. See Note 4 – Revenues for total operating revenues disaggregated by geographic location.

(in millions)
as of September 30,	2023	2022
Property and Equipment, Net
United States	$640.8	$588.5
Europe, Middle East and Africa	124.0	115.4
Asia-Pacific	29.7	32.8
Americas excluding United States	5.6	6.6
Total	$800.1	$743.3
Note 19 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2023	2022	2021
Dividend and interest income	$159.9	$37.9	$17.6
Gains (losses) on investments, net	39.5	(75.4)	90.9
Income from investments in equity method investees	123.1	36.2	154.3
Gains (losses) on derivatives, net	(15.1)	20.9	(23.2)
Rental income	46.3	37.9	28.8
Foreign currency exchange (losses) gains, net	(26.7)	40.6	(11.9)
Other, net	13.0	(7.0)	8.2
Investment and Other Income, Net	$340.0	$91.1	$264.7
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2023, 2022 and 2021 were $66.1 million, $(128.9) million, and $46.5 million.

Note 20 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2023, 2022 and 2021
Balance at October 1, 2020	$(399.6)	$(8.0)	$—	$(407.6)
Other comprehensive income
Other comprehensive income before reclassifications, net of tax	27.1	1.6	—	28.7
Reclassifications to compensation and benefits expense, net of tax	—	(0.7)	—	(0.7)
Reclassifications to net investment and other income, net of tax	2.0	—	—	2.0
Total other comprehensive income	29.1	0.9	—	30.0
Balance at September 30, 2021	$(370.5)	$(7.1)	$—	$(377.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(246.8)	2.3	0.4	(244.1)
Reclassifications to compensation and benefits expense, net of tax	—	(1.5)	—	(1.5)
Reclassifications to net investment and other income, net of tax	2.2	—	—	2.2
Total other comprehensive income (loss)	(244.6)	0.8	0.4	(243.4)
Balance at September 30, 2022	$(615.1)	$(6.3)	$0.4	$(621.0)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	108.5	(0.6)	0.2	108.1
Reclassifications to compensation and benefits expense, net of tax	—	(0.7)	—	(0.7)
Reclassifications to net investment and other income, net of tax	4.3	—	—	4.3
Total other comprehensive income (loss)	112.8	(1.3)	0.2	111.7
Balance at September 30, 2023	$(502.3)	$(7.6)	$0.6	$(509.3)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023.

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
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1: Election of Directors” and “Information about the Board and its Committees – The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2023 (“2024 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2024 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2024 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation – Equity Compensation Plan Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2024 Proxy Statement titled “Proposal No. 1: Election of Directors – General,” “Corporate Governance – Director Independence Standards” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2024 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

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
10.1
Credit Agreement, dated as of July 25, 2023, between Registrant, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 28, 2023 (File No. 001-09318)

10.2	Non-Employee Director Compensation as of October 18, 2023 (filed herewith)*
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

10.8	Amended and Restated 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on October 6, 2020 (File No. 333-249336)*
10.9	2023 Restricted Fund Unit Plan (effective October 18, 2023) (filed herewith)*
10.10	Amended and Restated Deferred Compensation Fund Plan (as amended and restated effective August 15, 2023) (filed herewith)*
10.11	Legg Mason, Inc. Amended and Restated Deferred Compensation Fund Plan (as amended and restated effective October 6, 2023) (filed herewith)*
10.12	ClearBridge Investments, LLC Deferred Incentive Plan (as amended and restated effective February 10, 2023) (filed herewith)*
10.13
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant (filed herewith)*

Exhibit No.	Description
10.14
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant (filed herewith)*

10.15
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (File No. 001-09318)*

10.16
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (File No. 001-09318)*

10.17
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 001-09318)*

10.18
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 001-09318)*

21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Executive Compensation Clawback Policy of Registrant, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2023 (File No. 001-09318)*
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 13, 2023	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	November 13, 2023	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 13, 2023	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 13, 2023	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 13, 2023	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 13, 2023	By:	/s/ Alexander S. Friedman
Alexander S. Friedman, Director

Date:	November 13, 2023	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 13, 2023	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 13, 2023	By:	/s/ John Y. Kim
John Y. Kim, Director

Date:	November 13, 2023	By:	/s/ Karen M. King
Karen M. King, Director

Date:	November 13, 2023	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 13, 2023	By:	/s/ John W. Thiel
John W. Thiel, Director

Date:	November 13, 2023	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 13, 2023	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director