Form 10-Q
period 2023-12-31
FRANKLIN RESOURCES INC
filed 2024-01-29
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 22, 2024: 526,557,923.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2023	2022
Operating Revenues
Investment management fees	$1,652.2	$1,631.8
Sales and distribution fees	296.4	291.9
Shareholder servicing fees	32.5	33.4
Other	10.0	10.0
Total operating revenues	1,991.1	1,967.1
Operating Expenses
Compensation and benefits	968.3	979.2
Sales, distribution and marketing	400.8	388.6
Information systems and technology	131.0	121.4
Occupancy	66.7	54.5
Amortization of intangible assets	85.8	83.2
General, administrative and other	132.0	146.2
Total operating expenses	1,784.6	1,773.1
Operating Income	206.5	194.0
Other Income (Expenses)
Investment and other income, net	173.2	91.1
Interest expense	(18.8)	(30.9)
Investment and other losses of consolidated investment products, net	(23.8)	(13.6)
Expenses of consolidated investment products	(5.9)	(11.5)
Other income, net	124.7	35.1
Income before taxes	331.2	229.1
Taxes on income	74.9	60.3
Net income	256.3	168.8
Less: net income (loss) attributable to
Redeemable noncontrolling interests	9.5	(1.5)
Nonredeemable noncontrolling interests	(4.5)	4.7
Net Income Attributable to Franklin Resources, Inc.	$251.3	$165.6

Earnings per Share
Basic	$0.50	$0.32
Diluted	0.50	0.32

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2023	2022
Net Income	$256.3	$168.8
Other Comprehensive Income
Currency translation adjustments, net of tax	59.1	127.3
Net unrealized losses on defined benefit plans, net of tax	(0.1)	(2.6)
Total other comprehensive income	59.0	124.7
Total comprehensive income	315.3	293.5
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	9.5	(1.5)
Nonredeemable noncontrolling interests	(4.5)	4.7
Comprehensive Income Attributable to Franklin Resources, Inc.	$310.3	$290.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$3,327.4	$3,686.4
Receivables	1,469.6	1,348.4
Investments (including $894.2 and $872.8 at fair value at December 31, 2023 and September 30, 2023)	2,317.3	2,222.0
Assets of consolidated investment products
Cash and cash equivalents	552.2	716.0
Investments, at fair value	9,363.1	9,637.2
Property and equipment, net	807.0	800.1
Goodwill	6,012.9	6,003.8
Intangible assets, net	4,823.4	4,902.2
Operating lease right-of-use assets	793.7	406.3
Other	399.2	398.8
Total Assets	$29,865.8	$30,121.2

Liabilities
Compensation and benefits	$1,163.9	$1,665.1
Accounts payable and accrued expenses	533.9	530.0
Income taxes	620.0	513.5
Debt	3,046.9	3,052.8
Liabilities of consolidated investment products
Accounts payable and accrued expenses	467.2	349.7
Debt	7,839.6	8,231.8
Deferred tax liabilities	393.1	450.4
Operating lease liabilities	865.4	467.8
Other	1,219.7	1,286.2
Total liabilities	16,149.7	16,547.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,078.5	1,026.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 494,734,214 and 495,937,891 shares issued and outstanding at December 31, 2023 and September 30, 2023	49.5	49.6
Retained earnings	12,402.4	12,376.6
Accumulated other comprehensive loss	(450.3)	(509.3)
Total Franklin Resources, Inc. stockholders’ equity	12,001.6	11,916.9
Nonredeemable noncontrolling interests	636.0	630.9
Total stockholders’ equity	12,637.6	12,547.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$29,865.8	$30,121.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2023	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income (loss)				251.3		251.3	(4.5)	246.8
Other comprehensive income					59.0	59.0		59.0
Dividends declared on common stock ($0.31 per share)				(167.6)		(167.6)		(167.6)
Repurchase of common stock	(2.4)	(0.2)	(66.6)	8.0		(58.8)		(58.8)
Issuance of common stock	1.2	0.1	26.7			26.8		26.8
Stock-based compensation			39.9			39.9		39.9
Net subscriptions and other							9.6	9.6
Adjustment to fair value of redeemable noncontrolling interests				(65.9)		(65.9)		(65.9)
Balance at December 31, 2023	494.7	$49.5	$—	$12,402.4	$(450.3)	$12,001.6	$636.0	$12,637.6

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2022	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				165.6		165.6	4.7	170.3
Other comprehensive income					124.7	124.7		124.7
Dividends declared on common stock ($0.30 per share)				(153.6)		(153.6)		(153.6)
Repurchase of common stock	(0.5)	(0.1)	(69.1)	55.0		(14.2)		(14.2)
Issuance of common stock	1.2	0.1	33.5			33.6		33.6
Stock-based compensation			35.6			35.6		35.6
Net subscriptions and other							95.9	95.9
Net deconsolidation of investment products							(35.7)	(35.7)
Balance at December 31, 2022	500.3	$50.0	$—	$12,112.6	$(496.3)	$11,666.3	$889.2	$12,555.5
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2023	2022
Net Income	$256.3	$168.8
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	66.8	69.5
Amortization of deferred sales commissions	13.4	12.4
Depreciation and other amortization	25.7	25.1
Amortization of intangible assets	85.8	83.2
Net gains on investments	(60.1)	(45.5)
Income from investments in equity method investees	(56.9)	(33.2)
Net losses on investments of consolidated investment products	66.0	72.3
Net purchase of investments by consolidated investment products	(147.5)	(259.2)
Deferred income taxes	(57.7)	(122.5)
Other	31.6	17.8
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(36.7)	14.6
Decrease (increase) in investments, net	0.2	(13.6)
Decrease in accrued compensation and benefits	(508.0)	(481.6)
Increase in income taxes payable	107.9	158.8
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(39.7)	59.8
Increase in accounts payable and accrued expenses of consolidated investment products	1.0	17.0
Net cash used in operating activities	(251.9)	(256.3)
Purchase of investments	(267.4)	(234.4)
Liquidation of investments	317.6	217.6
Purchase of investments by consolidated collateralized loan obligations	(794.0)	(822.5)
Liquidation of investments by consolidated collateralized loan obligations	697.0	328.7
Additions of property and equipment, net	(19.5)	(27.4)
Acquisitions, net of cash acquired	—	(493.7)
Payments of contingent consideration asset	—	2.9
Payments of deferred consideration liability	(60.8)	—
Net deconsolidation of investment products	(10.5)	(13.8)
Net cash used in investing activities	(137.6)	(1,042.6)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2023	2022
Dividends paid on common stock	$(155.7)	$(148.4)
Repurchase of common stock	(58.8)	(14.2)
Proceeds from repurchase agreement	—	174.8
Proceeds from debt of consolidated investment products	39.8	955.3
Payments on debt of consolidated investment products	(22.0)	(277.9)
Payments on contingent consideration liabilities	—	(2.0)
Noncontrolling interests	37.7	271.3
Net cash (used in) provided by financing activities	(159.0)	958.9
Effect of exchange rate changes on cash and cash equivalents	25.7	59.7
Decrease in cash and cash equivalents	(522.8)	(280.3)
Cash and cash equivalents, beginning of period	4,402.4	4,782.5
Cash and Cash Equivalents, End of Period	$3,879.6	$4,502.2

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	26.8	$13.2
Cash paid for interest	10.6	4.3
Cash paid for interest by consolidated investment products	161.6	50.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“fiscal year 2023”).
Note 2 – New Accounting Guidance
Accounting Guidance Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing segment reporting guidance. The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. The amendment is effective for the Company on October 1, 2024, and is retrospectively applicable to all prior periods presented in its consolidated financial statements. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.
In December 2023, the FASB issued an amendment to the existing income taxes guidance. The amendment requires the disclosure of additional information with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. The amendment allows for either a prospective or retrospective approach on adoption and is effective for the Company on October 1, 2025. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements and has not yet determined its transition approach.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2023	2022
Net income attributable to Franklin Resources, Inc.	$251.3	$165.6
Less: allocation of earnings to participating nonvested stock and stock unit awards	9.7	7.7
Net Income Available to Common Stockholders	$241.6	$157.9

Weighted-average shares outstanding – basic	487.0	489.6
Dilutive effect of nonparticipating nonvested stock unit awards	0.9	0.6
Weighted-Average Shares Outstanding – Diluted	487.9	490.2

Earnings per Share
Basic	$0.50	$0.32
Diluted	0.50	0.32

Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three months ended December 31, 2023 and 2022.
Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2023
Investment management fees	$1,260.6	$191.7	$68.5	$51.5	$79.9	$1,652.2
Sales and distribution fees	205.7	76.5	4.6	9.6	—	296.4
Shareholder servicing fees	24.2	7.6	0.6	0.1	—	32.5
Other	9.0	0.5	0.2	—	0.3	10.0
Total	$1,499.5	$276.3	$73.9	$61.2	$80.2	$1,991.1

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2022
Investment management fees	$1,274.8	$181.8	$67.6	$51.8	$55.8	$1,631.8
Sales and distribution fees	208.2	68.4	5.0	10.3	—	291.9
Shareholder servicing fees	25.3	7.7	0.4	—	—	33.4
Other	9.7	—	0.3	—	—	10.0
Total	$1,518.0	$257.9	$73.3	$62.1	$55.8	$1,967.1
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three months ended December 31, 2023 and 2022.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2023	September 30, 2023
Investments, at fair value
Sponsored funds and separate accounts	$621.1	$630.5
Investments related to long-term incentive plans	223.2	191.6
Other equity and debt investments	49.9	50.7
Total investments, at fair value	894.2	872.8
Investments in equity method investees	1,156.2	1,089.2
Other investments	266.9	260.0
Total	$2,317.3	$2,222.0
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of December 31, 2023, other liabilities includes repurchase agreements of $167.9 million with investments of $176.0 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2029 to 2035.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$353.6	$208.2	$14.9	$44.4	$621.1
Investments related to long-term incentive plans	198.1	—	—	25.1	223.2
Other equity and debt investments	3.4	12.0	1.0	33.5	49.9
Total Assets Measured at Fair Value	$555.1	$220.2	$15.9	$103.0	$894.2

Liabilities
Securities sold short	$155.2	$—	$—	$—	$155.2
Contingent consideration liabilities	—	—	53.5	—	53.5
Total Liabilities Measured at Fair Value	$155.2	$—	$53.5	$—	$208.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$356.5	$211.9	$18.5	$43.6	$630.5
Investments related to long-term incentive plans	168.2	—	—	23.4	191.6
Other equity and debt investments	3.4	11.3	3.3	32.7	50.7
Total Assets Measured at Fair Value	$528.1	$223.2	$21.8	$99.7	$872.8

Liabilities
Securities sold short	$158.3	$—	$—	$—	$158.3
Contingent consideration liabilities	—	—	55.0	—	55.0
Total Liabilities Measured at Fair Value	$158.3	$—	$55.0	$—	$213.3
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)	December 31, 2023	September 30, 2023
Nonredeemable investments[1]
Investments with known liquidation periods	$32.4	$32.1
Investments with unknown liquidation periods	17.3	17.4

Redeemable investments[2]	53.3	50.2

Unfunded commitments	43.1	43.1
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 3.1 years and 2.9 years at December 31, 2023 and September 30, 2023.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2023		September 30, 2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,327.4	$3,327.4	$3,686.4	$3,686.4
Other investments
Time deposits	2	10.5	10.5	9.9	9.9
Equity securities	3	256.4	256.4	250.1	250.1

Financial Liability
Debt	2	$3,046.9	$2,566.4	$3,052.8	$2,419.4

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 69 CIPs, including 19 CLOs, as of December 31, 2023 and 70 CIPs, including 20 CLOs, as of September 30, 2023.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$552.2	$716.0
Receivables	294.0	166.7
Investments, at fair value	9,363.1	9,637.2
Total Assets	$10,209.3	$10,519.9

Liabilities
Accounts payable and accrued expenses	$467.2	$349.7
Debt	7,839.6	8,231.8
Other liabilities	24.3	25.1
Total liabilities	8,331.1	8,606.6
Redeemable Noncontrolling Interests	555.3	580.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,038.7	1,033.9
Nonredeemable noncontrolling interests	284.2	299.3
Total stockholders’ equity	1,322.9	1,333.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$10,209.3	$10,519.9
The CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2023 and 2022.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2023
Assets
Cash and cash equivalents of CLOs	$296.2	$—	$—	$—	$296.2
Receivables of CLOs	—	207.2	—	—	207.2
Investments
Equity and debt securities	146.7	765.1	551.5	139.0	1,602.3
Loans	—	7,760.2	0.6	—	7,760.8
Total Assets Measured at Fair Value	$442.9	$8,732.5	$552.1	$139.0	$9,866.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Cash and cash equivalents of CLOs	$352.3	$—	$—	$—	$352.3
Receivables of CLOs	—	116.7	—	—	116.7
Investments
Equity and debt securities	210.9	642.6	584.9	154.0	1,592.4
Loans	—	8,044.8	—	—	8,044.8
Total Assets Measured at Fair Value	$563.2	$8,804.1	$584.9	$154.0	$10,106.2
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund, a redeemable U.S. equity fund and nonredeemable private equity funds. These investments were as follows:

(in millions)	December 31, 2023	September 30, 2023
Nonredeemable investments[1]
Investments with unknown liquidation periods	$21.9	$21.8

Redeemable investments[2]	117.1	132.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities	Loans	Total Level 3 Assets
for the three months ended December 31, 2023
Balance at October 1, 2023	$584.9	$—	$584.9
Losses included in investment and other losses of consolidated investment products, net	(38.1)	—	(38.1)
Purchases	3.8	—	3.8
Sales	(0.2)	—	(0.2)
Transfers into Level 3	1.1	0.6	1.7
Balance at December 31, 2023	$551.5	$0.6	$552.1
Change in unrealized losses included in net income relating to assets held at December 31, 2023	$(37.8)	$—	$(37.8)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended December 31, 2022
Balance at October 1, 2022	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other losses of consolidated investment products, net	(6.3)	3.7	0.1	(2.5)
Purchases	9.0	85.7	27.5	122.2
Sales	(5.6)	—	(0.2)	(5.8)
Net (deconsolidations) and consolidations	2.9	—	(202.1)	(199.2)
Balance at December 31, 2022	$555.8	$358.0	$64.7	$978.5
Change in unrealized gains included in net income relating to assets held at December 31, 2022	$2.0	$3.7	$0.1	$5.8
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$290.4	Market pricing	Private sale pricing	$0.37–$1,000.00 ($27.23) per share
			Discount for lack of marketability	17.2%
	261.1	Market comparable companies	Enterprise value/ Revenue multiple	1.2–31.2 (15.5)
			Discount for lack of marketability	8.3%–12.0% (9.9%)

(in millions)
as of September 30, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$346.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($23.88) per share
			Discount for lack of marketability	21.9%
	238.9	Market comparable companies	Enterprise value/ Revenue multiple	11.4–13.5 (12.1)
			Discount for lack of marketability	11.2%–13.6% (12.2%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the valuations, other than discount for lack of marketability, were independently higher (lower) as of December 31, 2023, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discount for lack of marketability were independently higher (lower) as of December 31, 2023, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2023		September 30, 2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$256.0	$256.0	$363.7	$363.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$7,839.6	$7,618.9	$8,210.0	$8,013.2
Other debt	3	—	—	21.8	8.6
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	December 31, 2023		September 30, 2023
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$7,839.6	7.41%	$8,210.0	7.12%
Other debt	—	N/A	21.8	6.00%
Total	$7,839.6		$8,231.8
The debt of CIPs had fixed and floating interest rates ranging from 2.39% to 15.77% at December 31, 2023, and from 2.39% to 15.49% at September 30, 2023. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for the debt of CIPs at December 31, 2023 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2024 (remainder of year)	$59.8
2025	—
2026	—
2027	—
2028	—
Thereafter	7,779.8
Total	$7,839.6
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	December 31, 2023	September 30, 2023
Unpaid principal balance	$7,937.2	$8,317.5
Difference between unpaid principal balance and fair value	(35.7)	(120.7)
Fair Value	$7,901.5	$8,196.8
Investments 90 days or more past due were immaterial at December 31, 2023 and September 30, 2023.
The Company recognized $20.8 million of net gains and $2.3 million of net losses during the three months ended December 31, 2023 and 2022, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $7,811.1 million and $8,281.5 million at December 31, 2023 and September 30, 2023.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2023			2022
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended December 31,
Balance at beginning of period	$580.1	$446.0	$1,026.1	$942.2	$583.6	$1,525.8
Net income (loss)	(2.9)	12.4	9.5	(12.2)	10.7	(1.5)
Net subscriptions (distributions) and other	38.1	(1.1)	37.0	178.4	5.2	183.6
Net consolidations (deconsolidations)	(60.0)	—	(60.0)	271.3	—	271.3
Adjustment to fair value	—	65.9	65.9	—	—	—
Balance at End of Period	$555.3	$523.2	$1,078.5	$1,379.7	$599.5	$1,979.2

Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	December 31, 2023	September 30, 2023
Investments	$997.2	$925.9
Receivables	222.8	206.1
Total	$1,220.0	$1,132.0
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the three months ended December 31, 2023 or fiscal year 2023.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the three months ended December 31, 2023, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2023.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2023 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of December 31, 2023.

Other Commitments and Contingencies
On November 1, 2023, the Company took possession of office space in New York City located at One Madison Avenue. At the time of possession, the Company recognized an operating lease right-of-use asset and a corresponding operating lease liability of $396.6 million. The lease agreement is over sixteen years with an aggregate expected commitment of $707.3 million and is part of a corporate initiative to consolidate existing office space in New York City.
At December 31, 2023, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2023.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2023
Nonvested balance at October 1, 2023	12,782	3,099	15,881	$23.09
Granted	7,038	442	7,480	23.60
Vested	(965)	(162)	(1,127)	23.06
Forfeited/canceled	(192)	(148)	(340)	21.25
Nonvested Balance at December 31, 2023	18,663	3,231	21,894	$23.29
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $280.0 million at December 31, 2023. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
Note 13 - Subsequent Event
On January 1, 2024, the Company acquired Putnam Investments (“Putnam”) from Great-West Lifeco Inc. (“Great-West”) for 31.6 million shares of its common stock (excludes shares to be granted under deferred compensation program), cash consideration paid at close of approximately $220 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million to be paid during the third quarter of fiscal year 2024.
In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.
Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended December 31,
(in millions)	2023	2022
Dividend and interest income	$54.8	$36.5
Gains on investments, net	60.1	45.5
Income from investments in equity method investees	56.9	33.2
Rental income	10.8	10.6
Foreign currency exchange losses, net	(7.4)	(27.1)
Other, net	(2.0)	(7.6)
Investment and other income, net	$173.2	$91.1
Net gains recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $68.5 million for the three months ended December 31, 2023 and $68.3 million for the three months ended December 31, 2022.

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
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements, including pandemic-related risks, market and volatility risks, investment performance and reputational risks, global operational risks, competition and distribution risks, third-party risks, technology and security risks, human capital risks, cash management risks, and legal and regulatory risks. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q and/or discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“fiscal year 2023”).
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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2023 filed with the U.S. Securities and Exchange Commission, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
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

The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2023, the amount and mix of our AUM are subject to significant fluctuations that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
During our first fiscal quarter, global equity markets provided positive returns led by developed markets, reflecting expectations that interest rate increases have ended and rate reductions will begin in calendar year 2024. The S&P 500 Index and MSCI World Index increased 11.7% and 11.5% for the quarter. The global bond markets were also positive as the Bloomberg Global Aggregate Index increased 8.1% during the quarter.
Our total AUM at December 31, 2023 was $1,455.5 billion, 6% higher than at September 30, 2023 and 5% higher than at December 31, 2022. Monthly average AUM (“average AUM”) for the three months ended December 31, 2023 increased 3% from the same period in the prior fiscal year.
On January 1, 2024, we acquired Putnam Investments (“Putnam”), a global asset management firm, from Great-West Lifeco Inc. (“Great-West”).
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2023.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2023	2022
Operating revenues	$1,991.1	$1,967.1	1%
Operating income	206.5	194.0	6%
Operating margin[1]	10.4%	9.9%

Net income attributable to Franklin Resources, Inc.	$251.3	$165.6	52%
Diluted earnings per share	0.50	0.32	56%

As adjusted (non-GAAP):[2]
Adjusted operating income	$417.0	$395.1	6%
Adjusted operating margin	27.3%	27.5%

Adjusted net income	$328.5	$262.4	25%
Adjusted diluted earnings per share	0.65	0.51	27%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.

ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	December 31, 2023	December 31, 2022	Percent Change
Fixed Income	$511.7	$494.8	3%
Equity	467.5	419.1	12%
Alternative	256.2	257.4	0%
Multi-Asset	154.6	141.4	9%
Cash Management	65.5	75.0	(13%)
Total	$1,455.5	$1,387.7	5%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended December 31,	2023	2022		2023	2022
Fixed Income	$489.7	$490.3	0%	35%	36%
Equity	439.2	417.3	5%	32%	31%
Alternative	255.6	240.4	6%	18%	18%
Multi-Asset	147.3	138.6	6%	11%	10%
Cash Management	62.4	66.9	(7%)	4%	5%
Total	$1,394.2	$1,353.5	3%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended December 31,		Percent Change
	2023	2022
Beginning AUM	$1,374.2	$1,297.4	6%
Long-term inflows	68.9	70.5	(2%)
Long-term outflows	(73.9)	(81.4)	(9%)
Long-term net flows	(5.0)	(10.9)	(54%)
Cash management net flows	4.7	17.5	(73%)
Total net flows	(0.3)	6.6	NM
Acquisition	—	34.9	(100%)
Net market change, distributions and other	81.6	48.8	67%
Ending AUM	$1,455.5	$1,387.7	5%
Components of the change in AUM by asset class were as follows:

(in billions)	Fixed Income	Equity	Alternative	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2023
AUM at October 1, 2023	$483.1	$430.4	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	28.3	27.0	5.9	7.7	—	68.9
Long-term outflows	(36.7)	(26.8)	(3.2)	(7.2)	—	(73.9)
Long-term net flows	(8.4)	0.2	2.7	0.5	—	(5.0)
Cash management net flows	—	—	—	—	4.7	4.7
Total net flows	(8.4)	0.2	2.7	0.5	4.7	(0.3)
Net market change, distributions and other	37.0	36.9	(1.4)	9.1	—	81.6
AUM at December 31, 2023	$511.7	$467.5	$256.2	$154.6	$65.5	$1,455.5

AUM increased $81.3 billion, or 6%, during the three months ended December 31, 2023 due to the positive impact of $81.6 billion of net market change, distributions and other, and $4.7 billion of cash management net inflows, partially offset by $5.0 billion of long-term net outflows, which include $10.8 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $94.3 billion of market appreciation and a $6.6 billion increase from foreign exchange revaluation, partially offset by $19.3 billion of long-term distributions. The market appreciation occurred in substantially all asset classes, most significantly in the equity and fixed income asset classes and reflected positive returns in the global equity and fixed income markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, Australian dollar, Japanese Yen and Pound Sterling.

Long-term inflows decreased 2% to $68.9 billion, as compared to the prior year period, driven by lower inflows in fixed income open end funds, alternative private open end funds, and equity and alternative institutional separate accounts, partially offset by higher inflows in alternative private closed end funds and fixed income separately managed accounts. Decreased inflows for open end mutual funds include the impact of lower reinvested distributions, which were $10.8 billion in the current year period, as compared to $12.1 billion in the prior year period. Long-term outflows decreased 9% to $73.9 billion due to lower outflows in fixed income open end funds, fixed income and alternative institutional separate accounts, equity separately managed accounts and alternative private open end funds, partially offset by higher outflows in fixed income separately managed accounts, equity sub-advised mutual funds and multi-asset high net worth accounts.

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
AUM by sales region was as follows:

(in billions)	December 31, 2023	December 31, 2022	Percent Change
United States	$1,019.4	$993.1	3%
International
Europe, Middle East and Africa	180.6	164.3	10%
Asia-Pacific	150.5	115.5	30%
Americas, excl. U.S.	105.0	114.8	(9%)
Total international	436.1	394.6	11%
Total	$1,455.5	$1,387.7	5%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of December 31, 2023	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Fixed Income	69%	37%	38%	66%	78%	44%	89%	90%
Equity	55%	42%	43%	59%	47%	38%	37%	32%
Total AUM[3]	51%	50%	37%	54%	61%	46%	60%	61%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 36%, 35%, 35% and 33% of our total AUM as of December 31, 2023.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 51%, 51%, 50% and 46% of our total AUM as of December 31, 2023.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 18% and 11% of our total AUM at December 31, 2023.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2023	2022
Investment management fees	$1,652.2	$1,631.8	1%
Sales and distribution fees	296.4	291.9	2%
Shareholder servicing fees	32.5	33.4	(3%)
Other	10.0	10.0	0%
Total Operating Revenues	$1,991.1	$1,967.1	1%
Investment Management Fees

Investment management fees increased $20.4 million for the three months ended December 31, 2023 primarily due to a 3% increase in average AUM and higher catch-up fees recognized at the closing of fundraising rounds in a secondary private fund, partially offset by lower performance fees. The increase in average AUM occurred primarily in the alternative and equity asset classes, partially offset by a decrease in the cash management asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) increased to 42.4 basis points for the three months ended December 31, 2023, from 41.7 basis points for the same period in the prior fiscal year, primarily due to higher catch-up fees recognized at the closing of fundraising rounds in a secondary private equity fund.
Performance fees were $166.4 million and $209.0 million for the three months ended December 31, 2023 and 2022. The decrease was primarily due to a $72.0 million decrease in performance fees earned by Lexington Partners L.P. (“Lexington”), which were passed through as compensation expense per the terms of the acquisition agreement, partially offset by higher performance fees earned by other alternative specialist investment managers.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2023	2022
Asset-based fees	$246.0	$245.0	0%
Sales-based fees	50.4	46.9	7%
Sales and Distribution Fees	$296.4	$291.9	2%

Asset-based distribution fees increased $1.0 million for the three months ended December 31, 2023 primarily due to a 1% increase in the related average AUM, partially offset by a higher mix of lower fee assets.
Sales-based fees increased $3.5 million for the three months ended December 31, 2023 primarily due to a 10% increase in commissionable sales.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2023	2022
Compensation and benefits	$968.3	$979.2	(1%)
Sales, distribution and marketing	400.8	388.6	3%
Information systems and technology	131.0	121.4	8%
Occupancy	66.7	54.5	22%
Amortization of intangible assets	85.8	83.2	3%
General, administrative and other	132.0	146.2	(10%)
Total Operating Expenses	$1,784.6	$1,773.1	1%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2023	2022
Salaries, wages and benefits	$370.9	$360.6	3%
Incentive compensation	418.3	383.9	9%
Acquisition-related retention	69.1	63.6	9%
Acquisition-related performance fee pass through[1]	72.6	144.5	(50%)
Other[1,2]	37.4	26.6	41%
Compensation and Benefits Expenses	$968.3	$979.2	(1%)
_______________
1See “Supplemental Non-GAAP Financial Measures” for additional information.
2Includes impact of gains and losses on investments related to deferred compensation plans, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; and special termination benefits.
Salaries, wages and benefits increased $10.3 million for the three months ended December 31, 2023, primarily due to annual salary increases and the acquisition of Alcentra on November 1, 2022, partially offset by the impact of headcount reductions.
Incentive compensation increased $34.4 million for the three months ended December 31, 2023 primarily due to higher incentive compensation at specialist investment managers, partially offset by a decrease in expense for deferred compensation awards, due in part to lower annual acceleration for retirement-eligible employees.
Acquisition-related retention expenses increased $5.5 million for the three months ended December 31, 2023 primarily due to higher costs associated with recent acquisitions, partially offset by lower costs associated with performance-based awards.
Acquisition-related performance fee pass through expenses decreased $71.9 million for the three months ended December 31, 2023, due to lower performance fees earned by Lexington.
Other compensation and benefits were $37.4 million and $26.6 million for the three months ended December 31, 2023 and 2022. The three months ended December 31, 2023 and 2022 included the impact of $19.0 million and $5.6 million of market gains on investments related to our deferred compensation plans. Special termination benefits decreased $4.2 million for the three months ended December 31, 2023 primarily due to the acquisition of Alcentra in the prior year, partially offset by higher costs associated with workforce optimization initiatives. Compensation related to minority interests increased $1.6 million for the three months ended December 31, 2023.

We expect to incur additional acquisition-related retention expenses, including costs associated with the acquisition of Putnam, of approximately $250 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $190 million in the fiscal year ending September 30, 2025 and decreasing over the following two fiscal years by approximately $20 million and $90 million. At December 31, 2023, our global workforce had decreased to approximately 9,100 employees from approximately 9,400 at December 31, 2022.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2023	2022
Asset-based expenses	$340.5	$331.9	3%
Sales-based expenses	46.9	44.3	6%
Amortization of deferred sales commissions	13.4	12.4	8%
Sales, Distribution and Marketing	$400.8	$388.6	3%
Asset-based expenses increased $8.6 million for the three months ended December 31, 2023 primarily due to higher marketing support fees and a 1% increase in the related average AUM. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $2.6 million for the three months ended December 31, 2023 due to a 10% increase in commissionable sales.
Occupancy
Occupancy expenses increased $12.2 million for the three months ended December 31, 2023, primarily due to new leased office space located at One Madison Avenue, associated with an initiative to consolidate our office space in New York City, and lower sublease income.
Information Systems and Technology
Information systems and technology expenses increased $9.6 million for the three months ended December 31, 2023, primarily due to higher outsourced data services and software costs.
Amortization of intangible assets

Amortization of intangible assets increased $2.6 million for the three months ended December 31, 2023, primarily due to intangible assets recognized as part of the acquisition of Alcentra on November 1, 2022.
General, Administrative and Other

General, administrative and other operating expenses decreased $14.2 million for the three months ended December 31, 2023 primarily due to a $14.9 million decrease in acquisition-related costs related to the acquisition of Alcentra in the prior year quarter, a $2.1 million decrease in placement fees, and a $1.5 million decrease in other taxes, offset in part by a $5.3 million increase in travel and entertainment expenses due to higher activity levels.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2023	2022
Investment and other income, net	$173.2	$91.1	90%
Interest expense	(18.8)	(30.9)	(39%)
Investment and other losses of consolidated investment products, net	(23.8)	(13.6)	75%
Expenses of consolidated investment products	(5.9)	(11.5)	(49%)
Other Income, Net	$124.7	$35.1	255%
Investment and other income, net increased $82.1 million for the three months ended December 31, 2023 primarily due to higher net gains on investments and income from equity method investments, lower net foreign currency exchange losses, and an increase in dividend and interest income.
Investments held by the Company generated net gains of $60.1 million in the three months ended December 31, 2023, as compared to net gains of $45.5 million for the three months ended December 31, 2022. The net gains in both the current and prior year period were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans.
Equity method investees generated income of $56.9 million for the three months ended December 31, 2023, as compared to income of $33.2 million in the prior year, primarily related to various alternative and global equity funds.
Net foreign currency exchange losses were $7.4 million for the three months ended December 31, 2023, as compared to net losses of $27.1 million for the three months ended December 31, 2022. The U.S. dollar weakened less in the current year against the Euro and British Pound, which resulted in lower foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Dividend and interest income increased $18.3 million for the three months ended December 31, 2023, primarily due to higher yields and higher balances.
Interest expense decreased $12.1 million for the three months ended December 31, 2023 primarily due to a decrease in interest recognized on tax reserves.
Investments held by consolidated investment products (“CIPs”) generated losses of $23.8 million in the three months ended December 31, 2023, largely related to losses on holdings of various alternative and equity funds. Investments held by CIPs generated losses of $13.6 million in the prior year period, largely related to losses on holdings of various equity and fixed income funds, partially offset by gains on various alternative funds.
Expenses of CIPs decreased $5.6 million for the three months ended December 31, 2023, due to activity of the funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at December 31, 2023, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,327.4	$—	$—	$—	$—	$3,327.4
Investments
Alternative	—	318.0	860.3	69.8	577.0	1,825.1
Equity	—	360.0	229.2	160.0	88.7	837.9
Fixed Income	—	157.7	62.7	37.1	232.6	490.1
Multi-Asset	—	58.5	4.0	—	140.4	202.9
Total investments	—	894.2	1,156.2	266.9	1,038.7	3,356.0
Total Cash and Cash Equivalents and Investments[2,3]	$3,327.4	$894.2	$1,156.2	$266.9	$1,038.7	$6,683.4

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2023 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,145.4 million used for operational activities, including investments in sponsored funds and other products, and $327.3 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes $313.7 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests and approximately $370 million of investments that are subject to long-term repurchase agreements and other financing arrangements.
TAXES ON INCOME

Our effective income tax rate was 22.6% and 26.3% for the three months ended December 31, 2023 and 2022. The rate decrease was primarily due to benefits related to the release of tax reserves due to statute of limitation expiration and settlements, and tax benefits from stock-based compensation.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended December 31,
	2023	2022
Operating income	$206.5	$194.0
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	11.4	5.1
Acquisition-related retention	69.1	63.6
Compensation and benefits expense from gains on deferred compensation, net	19.0	5.6
Other acquisition-related expenses	6.8	22.6
Amortization of intangible assets	85.8	83.2
Special termination benefits	6.7	10.9
Compensation and benefits expense related to minority interests in certain subsidiaries	11.7	10.1
Adjusted operating income	$417.0	$395.1

Total operating revenues	$1,991.1	$1,967.1
Add (subtract):
Acquisition-related pass through performance fees	(72.6)	(144.5)
Sales and distribution fees	(296.4)	(291.9)
Allocation of investment management fees for sales, distribution and marketing expenses	(104.4)	(96.7)
Elimination of operating revenues upon consolidation of investment products*	11.4	5.1
Adjusted operating revenues	$1,529.1	$1,439.1

Operating margin	10.4%	9.9%
Adjusted operating margin	27.3%	27.5%

(in millions, except per share data)	Three Months Ended December 31,
	2023	2022
Net income attributable to Franklin Resources, Inc.	$251.3	$165.6
Add (subtract):
Net loss of consolidated investment products*	(2.2)	(3.6)
Acquisition-related retention	69.1	63.6
Other acquisition-related expenses	10.8	28.7
Amortization of intangible assets	85.8	83.2
Special termination benefits	6.7	10.9
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(6.0)	(7.6)
Unrealized investment gains	(49.0)	(30.7)
Interest expense for amortization of debt premium	(6.4)	(6.3)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	(2.0)	0.4
Net income tax expense of adjustments	(29.6)	(41.8)
Adjusted net income	$328.5	$262.4

Diluted earnings per share	$0.50	$0.32
Adjusted diluted earnings per share	0.65	0.51
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended December 31,
	2023	2022
Elimination of operating revenues upon consolidation	$(11.4)	$(5.1)
Other expense, net	(8.6)	(2.8)
Less: loss attributable to noncontrolling interests	(22.2)	(11.5)
Net income	$2.2	$3.6
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2023	2022
Operating cash flows	$(251.9)	$(256.3)
Investing cash flows	(137.6)	(1,042.6)
Financing cash flows	(159.0)	958.9
Net cash used in operating activities decreased during the three months ended December 31, 2023 primarily due to lower net purchases of investments by CIPs and higher net income adjusted for non-cash items, partially offset by decreases in accounts payable and accrued expenses as compared to increases in the prior year, increases in receivables and other assets as compared to decreases in the prior year, and lower taxes payable. Net cash used in investing activities decreased primarily due to cash paid for an acquisition in the prior year, lower net purchases of investments by collateralized loan obligations (“CLOs”), and net liquidations of investments as compared to purchases in the prior year, partially offset by a deferred consideration payment. Net cash used in financing activities, as compared to net cash provided by financing activities in the prior year, was primarily due to lower net proceeds on debt of CIPs, lower net subscriptions in CIPs by noncontrolling interests, and proceeds from repurchase agreements in the prior year.

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
Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$3,284.6	$3,592.8
Receivables	1,175.6	1,181.7
Investments	1,130.9	1,098.8
Total Liquid Assets	$5,591.1	$5,873.3

Liability
Debt	$3,046.9	$3,052.8
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2023 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At December 31, 2023, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,585.6 million. At December 31, 2023, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,461.3 million at December 31, 2023. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason.
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

We maintain an $800.0 million 5-year revolving credit facility that contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. This facility remains undrawn as of the time of this filing. We were in compliance with all debt covenants at December 31, 2023.
At December 31, 2023, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.31 per share during the three months ended December 31, 2023 and $0.30 per share during the three months ended December 31, 2022. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three months ended December 31, 2023, we repurchased 2.4 million shares of our common stock at a cost of $58.8 million and we repurchased 0.5 million shares of our common stock at a cost of $14.2 million in the prior year period. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At December 31, 2023, 39.5 million shares remained available for repurchase under the authorization approved by our Board of Directors.
On January 1, 2024, we acquired Putnam from Great-West for 31.6 million shares of our common stock, cash consideration paid at close of approximately $220 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million to be paid during the third quarter of fiscal year 2024. The cash consideration paid at close was funded from existing cash and we expect to fund the deferred consideration from existing cash and sources of liquidity. In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.
On November 1, 2023, we paid $60.8 million in deferred cash consideration related to our acquisition of Alcentra from existing cash. We expect to make additional deferred cash payments related to our acquisition of Lexington of $400 million and $100 million during the third quarter of fiscal year 2024 and 2025 from existing cash and sources of liquidity.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2023.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, concerns about the global economic outlook have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2023.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2023, we were the primary beneficiary of 61 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2023, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2023, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of December 31, 2023, Level 3 assets represented 5% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the three months ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2023, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes from the Risk Factors previously disclosed in our last Annual Report on Form 10-K for fiscal year 2023. These Risk Factors could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2023.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2023	1,240,037	$23.83	1,240,037	13,505,416
November 2023	725,713	24.16	725,713	12,779,703
December 2023	457,523	25.63	457,523	39,535,964
Total	2,423,273		2,423,273
Under our stock repurchase program, which is not subject to an expiration date, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program.
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	January 29, 2024	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	January 29, 2024	By:	/s/ Gwen L. Shaneyfelt
Gwen L. Shaneyfelt
Chief Accounting Officer