Form 10-Q
period 2024-03-31
FRANKLIN RESOURCES INC
filed 2024-04-29
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 22, 2024: 526,091,302.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2024	2023	2024	2023
Operating Revenues
Investment management fees	$1,713.9	$1,573.3	$3,366.1	$3,205.1
Sales and distribution fees	358.3	301.4	654.7	593.3
Shareholder servicing fees	68.0	43.3	100.5	76.7
Other	12.6	9.2	22.6	19.2
Total operating revenues	2,152.8	1,927.2	4,143.9	3,894.3
Operating Expenses
Compensation and benefits	1,028.2	847.3	1,996.5	1,826.5
Sales, distribution and marketing	484.3	406.6	885.1	795.2
Information systems and technology	155.1	128.0	286.1	249.4
Occupancy	76.2	59.7	142.9	114.2
Amortization of intangible assets	84.6	86.0	170.4	169.2
General, administrative and other	195.1	144.5	327.1	290.7
Total operating expenses	2,023.5	1,672.1	3,808.1	3,445.2
Operating Income	129.3	255.1	335.8	449.1
Other Income (Expenses)
Investment and other income, net	52.5	60.6	225.7	150.5
Interest expense	(27.7)	(33.5)	(46.5)	(64.4)
Investment and other income of consolidated investment products, net	89.9	87.2	66.1	73.6
Expenses of consolidated investment products	(5.9)	(3.4)	(11.8)	(14.9)
Other income, net	108.8	110.9	233.5	144.8
Income before taxes	238.1	366.0	569.3	593.9
Taxes on income	62.8	92.9	137.7	153.2
Net income	175.3	273.1	431.6	440.7
Less: net income (loss) attributable to
Redeemable noncontrolling interests	42.8	83.2	52.3	81.7
Nonredeemable noncontrolling interests	8.3	(4.3)	3.8	(0.8)
Net Income Attributable to Franklin Resources, Inc.	$124.2	$194.2	$375.5	$359.8

Earnings per Share
Basic	$0.23	$0.38	$0.71	$0.70
Diluted	0.23	0.38	0.71	0.70

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Income	$175.3	$273.1	$431.6	$440.7
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(29.5)	15.9	29.6	143.2
Net unrealized gains (losses) on defined benefit plans, net of tax	0.5	1.8	0.4	(0.8)
Net unrealized gains on investments, net of tax	0.1	0.2	0.1	0.2
Total other comprehensive income (loss)	(28.9)	17.9	30.1	142.6
Total comprehensive income	146.4	291.0	461.7	583.3
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	42.8	83.2	52.3	81.7
Nonredeemable noncontrolling interests	8.3	(4.3)	3.8	(0.8)
Comprehensive Income Attributable to Franklin Resources, Inc.	$95.3	$212.1	$405.6	$502.4

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$3,300.2	$3,686.4
Receivables	1,449.6	1,348.4
Investments (including $899.7 and $872.8 at fair value at March 31, 2024 and September 30, 2023)	2,377.7	2,222.0
Assets of consolidated investment products
Cash and cash equivalents	824.1	716.0
Investments, at fair value	11,149.1	9,637.2
Property and equipment, net	899.3	800.1
Goodwill	6,198.9	6,003.8
Intangible assets, net	5,331.3	4,902.2
Operating lease right-of-use assets	895.9	406.3
Other	481.6	398.8
Total Assets	$32,907.7	$30,121.2

Liabilities
Compensation and benefits	$1,412.6	$1,665.1
Accounts payable and accrued expenses	573.7	530.0
Income taxes	333.3	513.5
Debt	3,041.0	3,052.8
Liabilities of consolidated investment products
Accounts payable and accrued expenses	744.4	349.7
Debt	9,131.0	8,231.8
Deferred tax liabilities	438.1	450.4
Operating lease liabilities	983.2	467.8
Other	1,414.8	1,286.2
Total liabilities	18,072.1	16,547.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	1,253.9	1,026.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 526,185,104 and 495,937,891 shares issued and outstanding at March 31, 2024 and September 30, 2023	52.6	49.6
Capital in excess of par	1,022.3	—
Retained earnings	12,265.4	12,376.6
Accumulated other comprehensive loss	(479.2)	(509.3)
Total Franklin Resources, Inc. stockholders’ equity	12,861.1	11,916.9
Nonredeemable noncontrolling interests	720.6	630.9
Total stockholders’ equity	13,581.7	12,547.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$32,907.7	$30,121.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2024	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income (loss)				251.3		251.3	(4.5)	246.8
Other comprehensive income					59.0	59.0		59.0
Dividends declared on common stock ($0.31 per share)				(167.6)		(167.6)		(167.6)
Repurchase of common stock	(2.4)	(0.2)	(66.6)	8.0		(58.8)		(58.8)
Issuance of common stock	1.2	0.1	26.7			26.8		26.8
Stock-based compensation			39.9			39.9		39.9
Net subscriptions and other							9.6	9.6
Adjustment to fair value of redeemable noncontrolling interests				(65.9)		(65.9)		(65.9)
Balance at December 31, 2023	494.7	$49.5	$—	$12,402.4	$(450.3)	$12,001.6	$636.0	$12,637.6
Net income				124.2		124.2	8.3	132.5
Other comprehensive loss					(28.9)	(28.9)		(28.9)
Dividends declared on common stock ($0.31 per share)				(169.3)		(169.3)		(169.3)
Repurchase of common stock	(0.4)	(0.1)	(11.6)	—		(11.7)		(11.7)
Issuance of common stock	0.3	—	10.7			10.7		10.7
Stock-based compensation			86.3			86.3		86.3
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other							63.1	63.1
Net deconsolidation of investment products							(12.6)	(12.6)
Adjustment to fair value of redeemable noncontrolling interests				(91.9)		(91.9)		(91.9)
Balance at March 31, 2024	526.2	$52.6	$1,022.3	$12,265.4	$(479.2)	$12,861.1	$720.6	$13,581.7
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2023	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				165.6		165.6	3.5	169.1
Other comprehensive income					124.7	124.7		124.7
Dividends declared on common stock ($0.30 per share)				(153.6)		(153.6)		(153.6)
Repurchase of common stock	(0.5)	(0.1)	(69.1)	55.0		(14.2)		(14.2)
Issuance of common stock	1.2	0.1	33.5			33.6		33.6
Stock-based compensation			35.6			35.6		35.6
Net subscriptions and other							97.1	97.1
Net deconsolidation of investment products							(35.7)	(35.7)
Balance at December 31, 2022	500.3	$50.0	$—	$12,112.6	$(496.3)	$11,666.3	$889.2	$12,555.5
Net income (loss)				194.2		194.2	(4.3)	189.9
Other comprehensive income					17.9	17.9		17.9
Dividends declared on common stock ($0.30 per share)				(153.8)		(153.8)		(153.8)
Repurchase of common stock	(0.1)	—	(66.0)	62.4		(3.6)		(3.6)
Issuance of common stock	0.7	0.1	25.2			25.3		25.3
Stock-based compensation			40.8			40.8		40.8
Net subscriptions and other							50.1	50.1
Net deconsolidation of investment products							(324.2)	(324.2)
Adjustment to fair value of redeemable noncontrolling interests				44.7		44.7		44.7
Balance at March 31, 2023	500.9	$50.1	$—	$12,260.1	$(478.4)	$11,831.8	$610.8	$12,442.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2024	2023
Net Income	$431.6	$440.7
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	132.0	122.0
Amortization of deferred sales commissions	28.3	25.0
Depreciation and other amortization	57.5	52.9
Amortization of intangible assets	170.4	169.2
Net gains on investments	(41.6)	(48.5)
Income from investments in equity method investees	(81.3)	(52.6)
Net (gains) losses on investments of consolidated investment products	(3.0)	57.5
Net purchase of investments by consolidated investment products	(232.2)	(613.0)
Deferred income taxes	(15.0)	(55.7)
Other	57.4	28.8
Changes in operating assets and liabilities:
Increase in receivables and other assets	(55.1)	(144.4)
Decrease (increase) in investments, net	10.0	(36.0)
Decrease in accrued compensation and benefits	(316.0)	(336.1)
Decrease in income taxes payable	(177.2)	(28.5)
Increase in accounts payable, accrued expenses and other liabilities	22.6	85.4
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(103.7)	3.7
Net cash used in operating activities	(115.3)	(329.6)
Purchase of investments	(501.0)	(504.7)
Liquidation of investments	543.6	385.4
Purchase of investments by consolidated collateralized loan obligations	(2,294.3)	(2,097.6)
Liquidation of investments by consolidated collateralized loan obligations	1,769.9	618.8
Additions of property and equipment, net	(61.2)	(42.8)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	177.9	(500.5)
Payments of contingent consideration asset	—	5.5
Payments of deferred consideration liability	(60.8)	—
Net consolidation (deconsolidation) of investment products	15.1	(85.4)
Net cash used in investing activities	(410.8)	(2,221.3)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2024	2023
Issuance of common stock	$7.3	$13.4
Dividends paid on common stock	(321.4)	(301.8)
Repurchase of common stock	(70.5)	(17.8)
Proceeds from repurchase agreement	—	174.8
Proceeds from debt of consolidated investment products	587.4	2,258.7
Payments on debt of consolidated investment products	(35.5)	(688.3)
Payments on contingent consideration liabilities	(2.9)	(4.2)
Noncontrolling interests	67.7	552.0
Net cash provided by financing activities	232.1	1,986.8
Effect of exchange rate changes on cash and cash equivalents	15.9	60.2
Decrease in cash and cash equivalents	(278.1)	(503.9)
Cash and cash equivalents, beginning of period	4,402.4	4,782.5
Cash and Cash Equivalents, End of Period	$4,124.3	$4,278.6

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$318.4	$204.6
Cash paid for interest	51.3	47.1
Cash paid for interest by consolidated investment products	345.6	128.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
During the quarter ended March 31, 2024, the Company identified that it did not eliminate the investment income from certain consolidated limited partnerships for the fiscal year ended September 30, 2023, resulting in offsetting adjustments to investment and other income, net and net income attributable to nonredeemable noncontrolling interest. The Company is not entitled to the economic returns associated with the underlying investments held by these limited partnerships.
There is no impact on operating income, net income attributable to Franklin Resources, Inc., earnings per share, total assets, total liabilities, retained earnings or total shareholders’ equity. There is no impact on the financial results attributable to the Company’s shareholders. The Company has determined this did not result in a material misstatement to its previously issued consolidated financial statements. For comparability, the Company has revised the comparative prior period amounts included in the consolidated statements of income, consolidated statements of stockholders’ equity, consolidated statements of cash flows, and related footnote disclosures.
The impacts on the consolidated statements of income for the three and six months ended March 31, 2023 are as follows:

(in millions)	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Operating Income	$255.1	$—	$255.1	$449.1	$—	$449.1
Other income, net
Investment and other income, net	125.6	(65.0)	60.6	216.7	(66.2)	150.5
Other income, net	175.9	(65.0)	110.9	211.0	(66.2)	144.8
Income before taxes	431.0	(65.0)	366.0	660.1	(66.2)	593.9
Net income	338.1	(65.0)	273.1	506.9	(66.2)	440.7
Less: net income (loss) attributable to nonredeemable noncontrolling interest	60.7	(65.0)	(4.3)	65.4	(66.2)	(0.8)
Net Income Attributable to Franklin Resources, Inc.	194.2	—	194.2	359.8	—	359.8
The impact on the consolidated statement of cash flows for the six months ended March 31, 2023 are as follows:

(in millions)	Six Months Ended March 31, 2023
	As Reported	Adjustments	As Revised
Net cash used in operating activities	$(289.7)	$(39.9)	$(329.6)
Net cash used in investing activities	(2,195.0)	(26.3)	(2,221.3)
Net cash provided by financing activities	1,920.6	66.2	1,986.8
Decrease to cash and cash equivalents	(503.9)	—	(503.9)

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
Note 3 – Acquisition
Putnam Investments
On January 1, 2024, the Company acquired Putnam Investments (“Putnam”) from Great-West Lifeco Inc. (“Great-West”) for 31.61 million shares of its common stock, cash consideration paid at close of $221.7 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million to be paid during the third quarter of fiscal year 2024. The cash consideration paid at close was funded from existing cash and we expect to fund the deferred cash consideration from existing cash and sources of liquidity. See below for a summary of the total purchase consideration transferred at closing:

(in millions)	Total
Equity consideration[1,2]	$940.1
Cash consideration	221.7
Deferred cash consideration	100.0
Less: Other adjustments[3]	(30.2)
Total Purchase Consideration	$1,231.6
1Excludes shares to be granted under a deferred compensation program.
2Market price on closing date of $29.79.
3Primarily relates to payments treated as future compensation expense.

Great-West became a long-term shareholder of the Company with an approximate 6.0% stake in the common stock of the Company as of the acquisition date. Shares representing 4.9% of the Company’s outstanding Common Stock at closing are subject to a five-year lock-up, and the remaining shares are subject to a 180-day lock-up following the date of closing.

The acquisition of Putnam accelerates the Company’s growth in the retirement sector by increasing the amount of the Company’s defined contribution AUM and expanding insurance assets, further strengthening the Company’s presence in these key market segments to better serve clients.

The following table summarizes the estimated fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the acquisition date. The issuance of common stock consideration represents a non-cash financing activity related to the statement of cash flows.

(in millions)	Estimated Fair Value
as of January 1, 2024
Cash and cash equivalents	$101.1
Receivables	118.9
Investments	111.2
Assets of consolidated investment products
Cash and cash equivalents	281.4
Investments, at fair value	849.5
Property and equipment	87.1
Goodwill	189.8
Indefinite-lived intangible assets	542.5
Definite-lived intangible asset	52.9
Operating lease right-of-use assets	109.2
Other assets	20.4
Compensation and benefits	(57.8)
Accounts payable and accrued expenses	(40.9)
Liabilities of consolidated investment products
Accounts payable and accrued expenses	(259.6)
Debt	(706.8)
Operating lease liabilities	(109.2)
Other liabilities	(12.1)
Redeemable noncontrolling interests	(20.2)
Nonredeemable noncontrolling interests	(25.8)
Total Identifiable Net Assets	$1,231.6

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed.

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is expected to be deductible for tax purposes. The definite-lived intangible asset relates to trade name, which is amortized over its estimated useful life of 10.0 years. Amortization expense related to the trade name was $1.3 million for the period ended March 31, 2024. The estimated remaining amortization expense is $5.3 million per year.

Transaction costs incurred in connection with the acquisition were $17.8 million for the six months ended March 31, 2024. These costs are primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $103.0 million of acquisition-related compensation and benefits expense during the period, primarily related to the acceleration of expense for historical Putnam compensation arrangements, retention bonuses and termination benefits.

In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.

Operating revenues of the acquired business from January 1, 2024 through March 31, 2024 were approximately $210 million. Net Income is not available to be separately reported due to the ongoing integration of the combined businesses.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income attributable to Franklin Resources, Inc.	$124.2	$194.2	$375.5	$359.8
Less: allocation of earnings to participating nonvested stock and stock unit awards	7.2	9.0	16.3	16.7
Net Income Available to Common Stockholders	$117.0	$185.2	$359.2	$343.1

Weighted-average shares outstanding – basic	518.4	490.7	502.6	490.1
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.7	0.8	0.7
Weighted-Average Shares Outstanding – Diluted	519.2	491.4	503.4	490.8

Earnings per Share
Basic	$0.23	$0.38	$0.71	$0.70
Diluted	0.23	0.38	0.71	0.70
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for the three and six months ended March 31, 2024 and 2023.

Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2024
Investment management fees	$1,285.5	$222.2	$69.9	$63.2	$73.1	$1,713.9
Sales and distribution fees	256.3	87.1	5.0	9.9	—	358.3
Shareholder servicing fees	59.4	7.9	0.7	—	—	68.0
Other	9.4	0.2	3.0	—	—	12.6
Total	$1,610.6	$317.4	$78.6	$73.1	$73.1	$2,152.8

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2024
Investment management fees	$2,546.1	$413.9	$138.4	$114.7	$153.0	$3,366.1
Sales and distribution fees	462.0	163.6	9.6	19.5	—	654.7
Shareholder servicing fees	83.6	15.5	1.3	0.1	—	100.5
Other	18.4	0.7	3.2	—	0.3	22.6
Total	$3,110.1	$593.7	$152.5	$134.3	$153.3	$4,143.9

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2023
Investment management fees	$1,165.8	$196.6	$82.5	$56.3	$72.1	$1,573.3
Sales and distribution fees	212.4	73.6	5.0	10.4	—	301.4
Shareholder servicing fees	34.6	7.8	0.7	0.2	—	43.3
Other	8.5	0.3	0.1	—	0.3	9.2
Total	$1,421.3	$278.3	$88.3	$66.9	$72.4	$1,927.2

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2023
Investment management fees	$2,440.6	$378.4	$150.1	$108.1	$127.9	$3,205.1
Sales and distribution fees	420.6	142.0	10.0	20.7	—	593.3
Shareholder servicing fees	59.9	15.5	1.1	0.2	—	76.7
Other	18.2	0.3	0.4	—	0.3	19.2
Total	$2,939.3	$536.2	$161.6	$129.0	$128.2	$3,894.3
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three and six months ended March 31, 2024 and March 31, 2023.

Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 8 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2024	September 30, 2023
Investments, at fair value
Sponsored funds and separate accounts	$588.6	$630.5
Investments related to long-term incentive plans	258.5	191.6
Other equity and debt investments	52.6	50.7
Total investments, at fair value	899.7	872.8
Investments in equity method investees	1,216.7	1,089.2
Other investments	261.3	260.0
Total	$2,377.7	$2,222.0
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of March 31, 2024, other liabilities includes repurchase agreements of $150.6 million with investments of $158.2 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2029 to 2035.
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 8 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2024
Assets
Investments, at fair value
Sponsored funds and separate accounts	$318.3	$211.6	$16.4	$42.3	$588.6
Investments related to long-term incentive plans	232.8	—	—	25.7	258.5
Other equity and debt investments	3.6	9.0	1.0	39.0	52.6
Total Assets Measured at Fair Value	$554.7	$220.6	$17.4	$107.0	$899.7

Liabilities
Securities sold short	$199.3	$—	$—	$—	$199.3
Contingent consideration liabilities	—	—	51.4	—	51.4
Total Liabilities Measured at Fair Value	$199.3	$—	$51.4	$—	$250.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$356.5	$211.9	$18.5	$43.6	$630.5
Investments related to long-term incentive plans	168.2	—	—	23.4	191.6
Other equity and debt investments	3.4	11.3	3.3	32.7	50.7
Total Assets Measured at Fair Value	$528.1	$223.2	$21.8	$99.7	$872.8

Liabilities
Securities sold short	$158.3	$—	$—	$—	$158.3
Contingent consideration liabilities	—	—	55.0	—	55.0
Total Liabilities Measured at Fair Value	$158.3	$—	$55.0	$—	$213.3
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)	March 31, 2024	September 30, 2023
Nonredeemable investments[1]
Investments with known liquidation periods	$36.7	$32.1
Investments with unknown liquidation periods	16.4	17.4

Redeemable investments[2]	53.9	50.2

Unfunded commitments	43.1	43.1
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.6 years and 2.9 years at March 31, 2024 and September 30, 2023.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2024		September 30, 2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,300.2	$3,300.2	$3,686.4	$3,686.4
Other investments
Time deposits	2	10.1	10.1	9.9	9.9
Equity securities	3	251.2	251.2	250.1	250.1

Financial Liability
Debt	2	$3,041.0	$2,552.1	$3,052.8	$2,419.4

Note 8 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 81 CIPs, including 22 CLOs, as of March 31, 2024 and 70 CIPs, including 20 CLOs, as of September 30, 2023.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$824.1	$716.0
Receivables	185.6	166.7
Investments, at fair value	11,149.1	9,637.2
Total Assets	$12,158.8	$10,519.9

Liabilities
Accounts payable and accrued expenses	$744.4	$349.7
Debt	9,131.0	8,231.8
Other liabilities	49.2	25.1
Total liabilities	9,924.6	8,606.6
Redeemable Noncontrolling Interests	643.5	580.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,255.5	1,033.9
Nonredeemable noncontrolling interests	335.2	299.3
Total stockholders’ equity	1,590.7	1,333.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$12,158.8	$10,519.9
The CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2024 and 2023.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2024
Assets
Cash and cash equivalents of CLOs	$548.3	$—	$—	$—	$548.3
Receivables of CLOs	—	76.1	—	—	76.1
Investments
Equity and debt securities	307.7	865.8	591.0	160.2	1,924.7
Loans	—	9,224.4	—	—	9,224.4
Total Assets Measured at Fair Value	$856.0	$10,166.3	$591.0	$160.2	$11,773.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Cash and cash equivalents of CLOs	$352.3	$—	$—	$—	$352.3
Receivables of CLOs	—	116.7	—	—	116.7
Investments
Equity and debt securities	210.9	642.6	584.9	154.0	1,592.4
Loans	—	8,044.8	—	—	8,044.8
Total Assets Measured at Fair Value	$563.2	$8,804.1	$584.9	$154.0	$10,106.2
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable U.S. equity fund, a redeemable global hedge fund and nonredeemable private debt funds. These investments were as follows:

(in millions)	March 31, 2024	September 30, 2023
Nonredeemable investments[1]
Investments with unknown liquidation periods	$23.9	$21.8

Redeemable investments[2]	136.3	132.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities
for the three months ended March 31, 2024
Balance at January 1, 2024	$551.5
Acquisition	29.6
Losses included in investment and other income of consolidated investment products, net	(0.1)
Purchases	22.8
Sales	(0.3)
Net deconsolidations	(12.5)
Balance at March 31, 2024	$591.0
Change in unrealized gains included in net income relating to assets held at March 31, 2024	$—

(in millions)	Equity and Debt Securities
for the six months ended March 31, 2024
Balance at October 1, 2023	$584.9
Acquisition	29.6
Losses included in investment and other income of consolidated investment products, net	(38.2)
Purchases	26.6
Sales	(0.5)
Net deconsolidations	(12.5)
Transfers into Level 3	1.1
Balance at March 31, 2024	$591.0
Change in unrealized losses included in net income relating to assets held at March 31, 2024	$(37.6)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the three months ended March 31, 2023
Balance at January 1, 2023	$555.8	$358.0	$64.7	$978.5
Losses included in investment and other income of consolidated investment products, net	(18.4)	(12.7)	—	(31.1)
Purchases	13.5	0.4	31.1	45.0
Sales	(19.4)	—	—	(19.4)
Net (deconsolidations) consolidations	7.5	(345.7)	(90.5)	(428.7)
Transfers into Level 3	—	—	3.1	3.1
Transfers out of Level 3	—	—	(5.3)	(5.3)
Balance at March 31, 2023	$539.0	$—	$3.1	$542.1
Change in unrealized losses included in net income relating to assets held at March 31, 2023	$(25.0)	$—	$—	$(25.0)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the six months ended March 31, 2023
Balance at October 1, 2022	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other income of consolidated investment products, net	(24.7)	(9.0)	0.1	(33.6)
Purchases	22.5	86.1	58.6	167.2
Sales	(25.0)	—	(0.2)	(25.2)
Net (deconsolidations) consolidations	10.4	(345.7)	(292.6)	(627.9)
Transfers into Level 3	—	—	3.1	3.1
Transfers out of Level 3	—	—	(5.3)	(5.3)
Balance at March 31, 2023	$539.0	$—	$3.1	$542.1
Change in unrealized losses included in net income relating to assets held at March 31, 2023	$(22.3)	$—	$—	$(22.3)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$298.3	Market pricing	Private sale pricing	$0.37–$1,000.00 ($60.33) per share
			Discount for lack of marketability	18.8%–24.5% (22.2%)
	248.7	Market comparable companies	Enterprise value/ Revenue multiple	1.5–22.4 (15.1)
			Discount for lack of marketability	7.4%–9.9% (8.8%)
	44.0	Discounted cash flow	Discount rate	6.4%

(in millions)
as of September 30, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$346.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($23.88) per share
			Discount for lack of marketability	21.9%
	238.9	Market comparable companies	Enterprise value/ Revenue multiple	11.4–13.5 (12.1)
			Discount for lack of marketability	11.2%–13.6% (12.2%)

__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of March 31, 2024, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of March 31, 2024, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2024		September 30, 2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$275.8	$275.8	$363.7	$363.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$9,116.0	$8,867.4	$8,210.0	$8,013.2
Other debt	2 or 3	15.0	15.0	21.8	8.6
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	March 31, 2024		September 30, 2023
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$9,116.0	7.54%	$8,210.0	7.12%
Other debt	15.0	5.57%	21.8	6.00%
Total	$9,131.0		$8,231.8
The debt of CIPs had fixed and floating interest rates ranging from 0.25% to 15.86% at March 31, 2024, and from 2.39% to 15.49% at September 30, 2023. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for the debt of CIPs at March 31, 2024 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2024 (remainder of year)	$191.5
2025	15.0
2026	—
2027	—
2028	—
Thereafter	8,924.5
Total	$9,131.0

Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	March 31, 2024	September 30, 2023
Unpaid principal balance	$9,365.9	$8,317.5
Difference between unpaid principal balance and fair value	22.4	(120.7)
Fair Value	$9,388.3	$8,196.8
Investments 90 days or more past due were immaterial at March 31, 2024 and September 30, 2023.
The Company recognized $9.7 million and $30.5 million of net gains during the three and six months ended March 31, 2024 and $4.8 million and $2.5 million of net gains during the three and six months ended March 31, 2023, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $9,037.2 million and $8,281.5 million at March 31, 2024 and September 30, 2023.
Note 9 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2024			2023
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended March 31,
Balance at beginning of period	$555.3	$523.2	$1,078.5	$1,379.7	$599.5	$1,979.2
Net income	32.7	10.1	42.8	70.2	13.0	83.2
Net subscriptions (distributions) and other	(8.5)	(14.8)	(23.3)	289.6	(52.9)	236.7
Net consolidations (deconsolidations)	43.8	—	43.8	(1,293.9)	—	(1,293.9)
Acquisition	20.2	—	20.2	—	—	—
Adjustment to fair value	—	91.9	91.9	—	(44.7)	(44.7)
Balance at End of Period	$643.5	$610.4	$1,253.9	$445.6	$514.9	$960.5

(in millions)	2024			2023
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the six months ended March 31,
Balance at beginning of period	$580.1	$446.0	$1,026.1	$942.2	$583.6	$1,525.8
Net income	29.8	22.5	52.3	58.0	23.7	81.7
Net subscriptions (distributions) and other	29.6	(15.9)	13.7	468.0	(47.7)	420.3
Net deconsolidations	(16.2)	—	(16.2)	(1,022.6)	—	(1,022.6)
Acquisition	20.2	—	20.2	—	—	—
Adjustment to fair value	—	157.8	157.8	—	(44.7)	(44.7)
Balance at End of Period	$643.5	$610.4	$1,253.9	$445.6	$514.9	$960.5

Note 10 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	March 31, 2024	September 30, 2023
Investments	$1,030.7	$925.9
Receivables	217.9	206.1
Total	$1,248.6	$1,132.0
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the six months ended March 31, 2024 or fiscal year 2023.
Note 11 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the six months ended March 31, 2024, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2023.
Other Litigation Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2024 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of March 31, 2024.
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
At March 31, 2024, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2023.

Note 12 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2024
Nonvested balance at October 1, 2023	12,782	3,099	15,881	$23.09
Granted	11,829	442	12,271	25.89
Vested	(1,117)	(162)	(1,279)	23.49
Forfeited/canceled	(270)	(303)	(573)	21.87
Nonvested Balance at March 31, 2024	23,224	3,076	26,300	$24.40
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $314.3 million at March 31, 2024. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
Note 13 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Dividend and interest income	$38.0	$32.3	$92.8	$68.8
Gains (losses) on investments, net	(18.5)	3.0	41.6	48.5
Income from investments in equity method investees	24.4	20.6	81.3	52.6
Rental income	10.9	13.4	21.7	24.0
Foreign currency exchange losses, net	(1.3)	(6.5)	(8.7)	(33.6)
Other, net	(1.0)	(2.2)	(3.0)	(9.8)
Investment and other income, net	$52.5	$60.6	$225.7	$150.5
Net gains recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $9.5 million and $86.1 million for the three and six months ended March 31, 2024 and $13.1 million and $78.2 million for the three and six months ended March 31, 2023.

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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and notes thereto included in subsequent filings on Form 10-Q and elsewhere in this Form 10-Q.
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Bissett®, Franklin Mutual Series®, K2®, Lexington Partners®, Martin Currie®, O’Shaughnessy® Asset Management, Putnam®, Royce® Investment Partners and Western Asset Management Company®. We offer a broad product mix of fixed income, equity, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.

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
During our second fiscal quarter, global equity markets provided positive returns, reflecting strong corporate earnings in certain sectors and continued expectations of interest rate reductions, although likely slower and later in the calendar year than initially anticipated due to strong economic data. The S&P 500 Index and MSCI World Index increased 10.6% and 9.0% for the quarter and 23.5% and 21.6% for the fiscal year to date. The Bloomberg Global Aggregate Index decreased 2.1% during the quarter, reflecting the shift in interest rate expectations, but increased 5.9% for the fiscal year to date, reflecting strong positive returns in our first fiscal quarter.
Our total AUM at March 31, 2024 was $1,644.7 billion, 20% higher than at September 30, 2023 and 16% higher than at March 31, 2023. Monthly average AUM (“average AUM”) for the three and six months ended March 31, 2024 increased 11% and 8% from the same periods in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2024	2023		2024	2023
Operating revenues	$2,152.8	$1,927.2	12%	$4,143.9	$3,894.3	6%
Operating income	129.3	255.1	(49%)	335.8	449.1	(25%)
Operating margin[1]	6.0%	13.2%		8.1%	11.5%

Net income attributable to Franklin Resources, Inc.	$124.2	$194.2	(36%)	$375.5	$359.8	4%
Diluted earnings per share	0.23	0.38	(39%)	0.71	0.70	1%

As adjusted (non-GAAP):[2]
Adjusted operating income	$419.6	$440.2	(5%)	$836.6	$835.3	0%
Adjusted operating margin	25.2%	28.9%		26.2%	28.2%

Adjusted net income	$306.6	$316.7	(3%)	$635.1	$579.1	10%
Adjusted diluted earnings per share	0.56	0.61	(8%)	1.21	1.13	7%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.

ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	March 31, 2024	March 31, 2023	Percent Change
Equity	$592.7	$437.1	36%
Fixed Income	571.4	510.1	12%
Alternative	255.5	258.2	(1%)
Multi-Asset	163.4	146.1	12%
Cash Management	61.7	70.6	(13%)
Total	$1,644.7	$1,422.1	16%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended March 31,	2024	2023		2024	2023
Equity	$546.0	$433.4	26%	35%	31%
Fixed Income	553.3	504.9	10%	35%	36%
Alternative	256.1	257.5	(1%)	16%	18%
Multi-Asset	160.3	144.7	11%	10%	10%
Cash Management	65.4	79.0	(17%)	4%	5%
Total	$1,581.1	$1,419.5	11%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the six months ended March 31,	2024	2023		2024	2023
Equity	$496.2	$426.3	16%	34%	31%
Fixed Income	522.8	498.0	5%	35%	36%
Alternative	255.8	247.7	3%	17%	18%
Multi-Asset	153.7	141.7	8%	10%	10%
Cash Management	63.7	72.7	(12%)	4%	5%
Total	$1,492.2	$1,386.4	8%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2024	2023		2024	2023
Beginning AUM	$1,455.5	$1,387.7	5%	$1,374.2	$1,297.4	6%
Long-term inflows	84.9	61.8	37%	153.8	132.3	16%
Long-term outflows	(78.0)	(65.5)	19%	(151.9)	(146.9)	3%
Long-term net flows	6.9	(3.7)	NM	1.9	(14.6)	NM
Cash management net flows	(4.8)	(4.3)	12%	(0.1)	13.2	NM
Total net flows	2.1	(8.0)	NM	1.8	(1.4)	NM
Acquisition	148.3	—	NM	148.3	34.9	NM
Net market change, distributions and other	38.8	42.4	(8%)	120.4	91.2	32%
Ending AUM	$1,644.7	$1,422.1	16%	$1,644.7	$1,422.1	16%

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2024
AUM at January 1, 2024	$467.5	$511.7	$256.2	$154.6	$65.5	$1,455.5
Long-term inflows	27.5	43.8	3.4	10.2	—	84.9
Long-term outflows	(32.8)	(35.5)	(2.4)	(7.3)	—	(78.0)
Long-term net flows	(5.3)	8.3	1.0	2.9	—	6.9
Cash management net flows	—	—	—	—	(4.8)	(4.8)
Total net flows	(5.3)	8.3	1.0	2.9	(4.8)	2.1
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	49.2	(7.9)	(2.4)	0.1	(0.2)	38.8
AUM at March 31, 2024	$592.7	$571.4	$255.5	$163.4	$61.7	$1,644.7

AUM increased $189.2 billion, or 13%, during the three months ended March 31, 2024 due to $148.3 billion from the acquisition of Putnam, the positive impact of $38.8 billion of net market change, distributions and other and $6.9 billion of long-term net inflows, which include $3.1 billion of long-term reinvested distributions, partially offset by $4.8 billion of cash management net outflows. Fixed income net inflows include the funding of $13.7 billion related to the strategic partnership with Great-West, partially offset by an institutional client redemption of $2.0 billion. Net market change, distributions and other primarily consists of $51.9 billion of market appreciation, partially offset by $7.9 billion of long-term distributions and a $5.2 billion decrease from foreign exchange revaluation. The market appreciation occurred substantially in all asset classes, most significantly in the equity asset class and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Japanese Yen, Australian dollar, Euro and Canadian dollar.
AUM increased $222.6 billion or 16%, as compared to the prior year period. Long-term inflows increased 37% to $84.9 billion, driven by higher inflows in fixed income and equity fund vehicles. Long-term outflows increased 19% to $78.0 billion driven by higher redemptions in equity fund vehicles and fixed income funds and retail separate accounts, partially offset by lower redemptions in alternative open end and private open end funds.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2023
AUM at January 1, 2023	$419.1	$494.8	$257.4	$141.4	$75.0	$1,387.7
Long-term inflows	17.1	31.5	4.9	8.3	—	61.8
Long-term outflows	(25.4)	(29.7)	(3.6)	(6.8)	—	(65.5)
Long-term net flows	(8.3)	1.8	1.3	1.5	—	(3.7)
Cash management net flows	—	—	—	—	(4.3)	(4.3)
Total net flows	(8.3)	1.8	1.3	1.5	(4.3)	(8.0)
Net market change, distributions and other	26.3	13.5	(0.5)	3.2	(0.1)	42.4
AUM at March 31, 2023	$437.1	$510.1	$258.2	$146.1	$70.6	$1,422.1
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
AUM decreased $55.4 billion or 4%, as compared to the fiscal year 2022 period. Long-term inflows decreased 19% to $61.8 billion, driven by lower inflows in equity and fixed income open end funds, equity separately managed accounts, and fixed income institutional separate accounts. Long-term outflows decreased 25% to $65.5 billion driven by lower redemptions in fixed income and equity open end funds, equity separately managed accounts and fixed income institutional separate accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2024
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	54.5	72.1	9.3	17.9	—	153.8
Long-term outflows	(59.6)	(72.2)	(5.6)	(14.5)	—	(151.9)
Long-term net flows	(5.1)	(0.1)	3.7	3.4	—	1.9
Cash management net flows	—	—	—	—	(0.1)	(0.1)
Total net flows	(5.1)	(0.1)	3.7	3.4	(0.1)	1.8
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	86.1	29.1	(3.8)	9.2	(0.2)	120.4
AUM at March 31, 2024	$592.7	$571.4	$255.5	$163.4	$61.7	$1,644.7

AUM increased $270.5 billion, or 20%, during the six months ended March 31, 2024 due to $148.3 billion from the acquisition of Putnam, the positive impact of $120.4 billion of net market change, distributions and other and $1.9 billion of long-term net inflows, which include $13.9 billion of long-term reinvested distributions, partially offset by $0.1 billion of cash management net outflows. Net market change, distributions and other primarily consists of $146.2 billion of market appreciation and a $1.4 billion increase from foreign exchange revaluation, partially offset by $27.2 billion of long-term distributions. The market appreciation occurred in all asset classes, most significantly in the equity and fixed income asset classes and reflected positive returns in the global equity and fixed income markets.

Long-term inflows increased 16% to $153.8 billion, as compared to the prior year period, driven by higher inflows in equity and fixed income fund vehicles, partially offset by lower inflows in multi-asset open end funds and alternative institutional separate accounts. Long-term outflows increased 3% to $151.9 billion due to higher outflows in equity open end funds, partially offset by lower outflows in alternative private funds, open end funds, and institutional separate accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2023
AUM at October 1, 2022	$392.3	$490.9	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	44.3	60.0	11.4	16.6	—	132.3
Long-term outflows	(52.3)	(71.5)	(10.4)	(12.7)	—	(146.9)
Long-term net flows	(8.0)	(11.5)	1.0	3.9	—	(14.6)
Cash management net flows	—	—	—	—	13.2	13.2
Total net flows	(8.0)	(11.5)	1.0	3.9	13.2	(1.4)
Acquisition	—	—	34.9	—	—	34.9
Net market change, distributions and other	52.8	30.7	(2.8)	10.7	(0.2)	91.2
AUM at March 31, 2023	$437.1	$510.1	$258.2	$146.1	$70.6	$1,422.1
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

Long-term inflows decreased 28% to $132.3 billion, as compared to the fiscal year 2022 period, driven by lower inflows in equity, fixed income, and multi-asset open end funds, fixed income institutional separate accounts and sub-advised collective investment trusts, and equity retail separate accounts. Decreased inflows for open end mutual funds include the impact of lower reinvested distributions, which were $14.4 billion in the current year period, as compared to $32.0 billion in the prior year period. Long-term outflows decreased 14% to $146.9 billion due to lower outflows in equity and fixed income open end funds, multi-asset sub-advised mutual funds and equity separately managed accounts, partially offset by higher outflows in fixed income institutional separate accounts.

AUM by sales region was as follows:

(in billions)	March 31, 2024	March 31, 2023	Percent Change
United States	$1,155.9	$1,017.1	14%
International
Europe, Middle East and Africa[1]	206.3	167.6	23%
Asia-Pacific	170.4	120.0	42%
Americas, excl. U.S.	112.1	117.4	(5%)
Total international	488.8	405.0	21%
Total	$1,644.7	$1,422.1	16%
__________________
1Effective October 1, 2023, India region is included in Europe, Middle East and Africa.
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of March 31, 2024	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	58%	53%	47%	59%	54%	45%	46%	50%
Fixed Income	58%	53%	53%	71%	73%	50%	88%	91%
Total AUM[3]	51%	60%	44%	56%	62%	51%	62%	69%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 38%, 37%, 37% and 35% of our total AUM as of March 31, 2024.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 54%, 53%, 53% and 49% of our total AUM as of March 31, 2024.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 10% of our total AUM at March 31, 2024.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2024	2023		2024	2023
Investment management fees	$1,713.9	$1,573.3	9%	$3,366.1	$3,205.1	5%
Sales and distribution fees	358.3	301.4	19%	654.7	593.3	10%
Shareholder servicing fees	68.0	43.3	57%	100.5	76.7	31%
Other	12.6	9.2	37%	22.6	19.2	18%
Total Operating Revenues	$2,152.8	$1,927.2	12%	$4,143.9	$3,894.3	6%
Investment Management Fees
Investment management fees increased $140.6 million and $161.0 million for the three and six months ended March 31, 2024 primarily due to an 11% and 8% increase in average AUM, and for the six-month period, higher catch-up fees recognized at the closing of fundraising rounds in a secondary private equity fund and one additional month of revenues earned by Alcentra, which was acquired on November 1, 2022, partially offset by a decrease in performance fees. The increases in average AUM primarily occurred in the equity, fixed income and multi-asset asset classes, primarily due to the acquisition of Putnam, and, for the six-month period, the alternative asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 41.4 and 41.7 basis points for the three and six months ended March 31, 2024, as compared to 41.8 and 41.7 basis points for the same periods in the prior fiscal year.
Performance fees were $85.2 million and $251.6 million for the three and six months ended March 31, 2024, and $111.2 million and $320.2 million for the same periods in the prior fiscal year. The decrease for the three months ended March 31, 2024 was primarily due to lower performance fees earned by certain of our alternative specialist investment managers, and for the six months ended March 31, 2024 was primarily due to a $65.5 million decrease in performance fees earned by Lexington Partners L.P. (“Lexington”), which were passed through as compensation expense per the terms of the acquisition agreement.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2024	2023		2024	2023
Asset-based fees	$291.5	$247.7	18%	$537.5	$492.7	9%
Sales-based fees	66.8	53.7	24%	117.2	100.6	17%
Sales and Distribution Fees	$358.3	$301.4	19%	$654.7	$593.3	10%

Asset-based distribution fees increased $43.8 million and $44.8 million for the three and six months ended March 31, 2024 primarily due to revenue earned by Putnam subsequent to the acquisition and increases of 4% and 3% in the related average AUM.
Sales-based fees increased $13.1 million and $16.6 million for the three and six months ended March 31, 2024 primarily due to increases of 15% and 13% in commissionable sales and sales-based revenue earned by Putnam subsequent to the acquisition.
Shareholder Servicing Fees

Shareholder servicing fees increased $24.7 million and $23.8 million for the three and six months ended March 31, 2024 primarily due to fees earned by Putnam subsequent to the acquisition.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2024	2023		2024	2023
Compensation and benefits	$1,028.2	$847.3	21%	$1,996.5	$1,826.5	9%
Sales, distribution and marketing	484.3	406.6	19%	885.1	795.2	11%
Information systems and technology	155.1	128.0	21%	286.1	249.4	15%
Occupancy	76.2	59.7	28%	142.9	114.2	25%
Amortization of intangible assets	84.6	86.0	(2%)	170.4	169.2	1%
General, administrative and other	195.1	144.5	35%	327.1	290.7	13%
Total Operating Expenses	$2,023.5	$1,672.1	21%	$3,808.1	$3,445.2	11%
The Putnam acquisition had a significant impact on operating expenses in the three and six months ended March 31, 2024; however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2024	2023		2024	2023
Salaries, wages and benefits	$453.8	$397.1	14%	$824.7	$757.7	9%
Incentive compensation	390.5	366.2	7%	808.8	750.1	8%
Acquisition-related retention	104.5	23.2	350%	173.6	86.8	100%
Acquisition-related performance fee pass through[1]	14.4	8.0	80%	87.0	152.5	(43%)
Other[1,2]	65.0	52.8	23%	102.4	79.4	29%
Compensation and Benefits Expenses	$1,028.2	$847.3	21%	$1,996.5	$1,826.5	9%
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
Salaries, wages and benefits increased $56.7 million and $67.0 million for the three and six months ended March 31, 2024, primarily due to higher headcount as a result of the acquisition of Putnam and annual salary increases, partially offset by the impact of other headcount reductions.
Incentive compensation increased $24.3 million and $58.7 million for the three and six months ended March 31, 2024 primarily due to the acquisition of Putnam, an increase in expense for deferred compensation awards, and higher bonus expense based on expectations of our annual performance, partially offset by lower incentive compensation at specialist investment managers in the three-month period.
Acquisition-related retention expenses increased $81.3 million and $86.8 million for the three and six months ended March 31, 2024 primarily due to higher costs associated with recent acquisitions.
Acquisition-related performance fee pass through expenses decreased $65.5 million for the six months ended March 31, 2024, due to lower performance fees earned by Lexington.

Other compensation and benefits increased $12.2 million and $23.0 million for the three and six months ended March 31, 2024, primarily due to an increase in special termination benefits and higher net market gains on investments related to our deferred compensation plans. Special termination benefits increased $8.6 million and $4.4 million for the three and six months ended March 31, 2024 primarily due to the acquisition of Putnam, partially offset by costs associated with workforce optimization initiatives in the prior year. Compensation expense related to minority interests increased $0.2 million and $1.8 million for the three and six months ended March 31, 2024.
We expect to incur additional acquisition-related retention expenses of approximately $130 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $190 million in the fiscal year ending September 30, 2025 and decreasing over the following two fiscal years by approximately $20 million and $80 million. At March 31, 2024, our global workforce increased to approximately 10,100 employees from approximately 9,200 at March 31, 2023, primarily due to the acquisition of Putnam.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2024	2023		2024	2023
Asset-based expenses	$405.7	$343.0	18%	$746.2	$674.9	11%
Sales-based expenses	63.7	51.0	25%	110.6	95.3	16%
Amortization of deferred sales commissions	14.9	12.6	18%	28.3	25.0	13%
Sales, Distribution and Marketing	$484.3	$406.6	19%	$885.1	$795.2	11%
Asset-based expenses increased $62.7 million and $71.3 million for the three and six months ended March 31, 2024 primarily due to expenses incurred by Putnam subsequent to the acquisition, increases of 3% and 2% in the related average AUM and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $12.7 million and $15.3 million for the three and six months ended March 31, 2024 primarily due to increases of 15% and 13% in commissionable sales and sales-based expenses incurred by Putnam subsequent to the acquisition.
Occupancy
Occupancy expenses increased $16.5 million and $28.7 million for the three and six months ended March 31, 2024, primarily due to new leased office space located at One Madison Avenue, associated with an initiative to consolidate our office space in New York City and expenses incurred by Putnam subsequent to the acquisition.
Information Systems and Technology
Information systems and technology expenses increased $27.1 million and $36.7 million for the three and six months ended March 31, 2024, primarily due to expenses incurred by Putnam subsequent to the acquisition, and higher outsourced data services and software costs.
Amortization of Intangible Assets

Amortization of intangible assets decreased $1.4 million and increased $1.2 million for the three and six months ended March 31, 2024, primarily due to the net effect of intangible assets which became fully amortized during the period, partially offset by the amortization of intangible assets recognized as part of the acquisition of Putnam and, for the six-month period, Alcentra.

General, Administrative and Other

General, administrative and other operating expenses increased $50.6 million and $36.4 million for the three and six months ended March 31, 2024, primarily due to the acquisition of Putnam, increases of $15.8 million and $16.5 million in professional fees, and increases of $3.9 million and $9.3 million in travel and entertainment expenses due to higher activity levels. These increases were partially offset by decreases of $10.5 million and $9.7 million in fund-related expenses.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2024	2023		2024	2023
Investment and other income, net	$52.5	$60.6	(13%)	$225.7	$150.5	50%
Interest expense	(27.7)	(33.5)	(17%)	(46.5)	(64.4)	(28%)
Investment and other income of consolidated investment products, net	89.9	87.2	3%	66.1	73.6	(10%)
Expenses of consolidated investment products	(5.9)	(3.4)	74%	(11.8)	(14.9)	(21%)
Other Income, Net	$108.8	$110.9	(2%)	$233.5	$144.8	61%
Investment and other income, net decreased $8.1 million for the three months ended March 31, 2024, primarily due to losses on investments, as compared to gains in the prior year quarter, partially offset by higher dividend and interest income, lower net foreign currency exchange losses, and higher net income from equity method investees. Investment and other income, net increased $75.2 million for the six months ended March 31, 2024, primarily due to higher net income from equity method investees, lower net foreign currency exchange losses, and higher dividend and interest income.
Investments held by the Company generated net losses of $18.5 million and net gains of $41.6 million in the three and six months ended March 31, 2024, as compared to net gains of $3.0 million and $48.5 million for the three and six months ended March 31, 2023. The net losses for the three months ended March 31, 2024 were primarily from investments in nonconsolidated funds and separate accounts, partially offset by net gains on assets invested for deferred compensation plans. The net gains for the three months ended March 31, 2023 were primarily from assets invested for deferred compensation plans, partially offset by losses on investments in nonconsolidated funds and separate accounts. The net gains in both the current and prior year six-month periods were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by net losses from investments measured at cost adjusted for observable price changes.
Equity method investees generated income of $24.4 million and $81.3 million for the three and six months ended March 31, 2024, as compared to income of $20.6 million and $52.6 million in the prior year, primarily related to various alternative and global equity funds.
Net foreign currency exchange losses were $1.3 million and $8.7 million for the three and six months ended March 31, 2024. as compared to net losses of $6.5 million and $33.6 million for the three and six months ended March 31, 2023. The U.S. dollar strengthened in the three-month period and weakened less in the six-month period against the Euro and British Pound, which resulted in lower foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Dividend and interest income increased $5.7 million and $24.0 million for the three and six months ended March 31, 2024, primarily due to higher yields.
Interest expense decreased $5.8 million and $17.9 million for the three and six months ended March 31, 2024 primarily due to interest expense recognized in the prior year periods on our term loan that was terminated on July 25, 2023 and a decrease in interest recognized on tax reserves.
Investments held by consolidated investment products (“CIPs”) generated investment gains and other income of $89.9 million and $66.1 million in the three and six months ended March 31, 2024, and investment gains and other income of $87.2 million and $73.6 million during the three and six months ended March 31, 2023, largely related to gains on holdings of various equity and fixed income funds, and in the current year periods, gains on holdings of various alternative funds.
Expenses of CIPs increased $2.5 million and decreased $3.1 million for the three and six months ended March 31, 2024, due to activity of the funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at March 31, 2024, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,300.2	$—	$—	$—	$—	$3,300.2
Investments
Alternative	—	294.6	932.7	69.9	658.0	1,955.2
Equity	—	411.5	214.4	154.6	187.0	967.5
Fixed Income	—	159.4	66.2	36.8	249.0	511.4
Multi-Asset	—	34.2	3.4	—	161.5	199.1
Total investments	—	899.7	1,216.7	261.3	1,255.5	3,633.2
Total Cash and Cash Equivalents and Investments[2,3]	$3,300.2	$899.7	$1,216.7	$261.3	$1,255.5	$6,933.4

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2023 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,435.5 million used for operational activities, including investments in sponsored funds and other products, and $324.5 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $350 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests, $353.0 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and $447.1 million of cash and investments related to deferred compensation plans.
TAXES ON INCOME

Our effective income tax rate was 26.4% and 24.2% for the three and six months ended March 31, 2024, as compared to 25.4% and 25.8% for the three and six months ended March 31, 2023. The rate increase for the three-month period was primarily due to tax audit settlements and state tax provision to return adjustments. The rate decrease for the six-month period was primarily due to tax benefits from stock-based compensation and the release of tax reserves due to statute of limitation expiration.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating income	$129.3	$255.1	$335.8	$449.1
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	11.0	9.1	22.4	14.2
Acquisition-related retention	104.5	23.2	173.6	86.8
Compensation and benefits expense from gains on deferred compensation, net	14.0	10.6	33.0	16.2
Other acquisition-related expenses	25.2	14.0	32.0	36.6
Amortization of intangible assets	84.6	86.0	170.4	169.2
Special termination benefits	40.4	31.8	47.1	42.7
Compensation and benefits expense related to minority interests in certain subsidiaries	10.6	10.4	22.3	20.5
Adjusted operating income	$419.6	$440.2	$836.6	$835.3

Total operating revenues	$2,152.8	$1,927.2	$4,143.9	$3,894.3
Add (subtract):
Acquisition-related pass through performance fees	(14.4)	(8.0)	(87.0)	(152.5)
Sales and distribution fees	(358.5)	(301.4)	(654.9)	(593.3)
Allocation of investment management fees for sales, distribution and marketing expenses	(125.8)	(105.2)	(230.2)	(201.9)
Elimination of operating revenues upon consolidation of investment products*	11.0	9.1	22.4	14.2
Adjusted operating revenues	$1,665.1	$1,521.7	$3,194.2	$2,960.8

Operating margin	6.0%	13.2%	8.1%	11.5%
Adjusted operating margin	25.2%	28.9%	26.2%	28.2%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income attributable to Franklin Resources, Inc.	$124.2	$194.2	$375.5	$359.8
Add (subtract):
Net loss of consolidated investment products*	3.5	8.5	1.3	4.9
Acquisition-related retention	104.5	23.2	173.6	86.8
Other acquisition-related expenses	29.3	20.1	40.1	48.8
Amortization of intangible assets	84.6	86.0	170.4	169.2
Special termination benefits	40.4	31.8	47.1	42.7
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(3.9)	(6.0)	(9.9)	(13.6)
Unrealized investment gains	(9.6)	(1.9)	(58.6)	(32.6)
Interest expense for amortization of debt premium	(6.4)	(6.4)	(12.8)	(12.7)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	0.4	(0.3)	(1.6)	0.1
Net income tax expense of adjustments	(60.4)	(32.5)	(90.0)	(74.3)
Adjusted net income	$306.6	$316.7	$635.1	$579.1

Diluted earnings per share	$0.23	$0.38	$0.71	$0.70
Adjusted diluted earnings per share	0.56	0.61	1.21	1.13
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Elimination of operating revenues upon consolidation	$(11.0)	$(9.1)	$(22.4)	$(14.2)
Other income, net	38.6	62.9	30.0	60.1
Less: income attributable to noncontrolling interests	31.1	62.3	8.9	50.8
Net loss	$(3.5)	$(8.5)	$(1.3)	$(4.9)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2024	2023
Operating cash flows	$(115.3)	$(329.6)
Investing cash flows	(410.8)	(2,221.3)
Financing cash flows	232.1	1,986.8
Net cash used in operating activities decreased during the six months ended March 31, 2024 primarily due to lower net purchases of investments by CIPs and decreases in receivables, partially offset by lower income taxes payable, decreases in accounts payable and accrued expenses as compared to increases in the prior year, and lower net income adjusted for non-cash items. Net cash used in investing activities decreased primarily due to lower net purchases of investments by collateralized loan obligations (“CLOs”), lower cash paid for acquisitions in the current year as compared to the prior year, net consolidations of CIPs as compared to net deconsolidations of CIPs in the prior year period and net liquidations of investments as compared to purchases in the prior year. Net cash provided by financing activities decreased primarily due to lower net proceeds on debt of CIPs, lower net subscriptions in CIPs by noncontrolling interests, and proceeds from repurchase agreements in the prior year.

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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2024	September 30, 2023
Assets
Cash and cash equivalents	$3,255.9	$3,592.8
Receivables	1,264.0	1,181.7
Investments	1,244.0	1,098.8
Total Liquid Assets	$5,763.9	$5,873.3

Liability
Debt	$3,041.0	$3,052.8
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2024 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At March 31, 2024, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,586.0 million. At March 31, 2024, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,455.0 million at March 31, 2024. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. We intend to repay the $250 million 3.950% senior notes due July 2024 from existing cash or other sources of liquidity.
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

We maintain an $800.0 million 5-year revolving credit facility that contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. This facility remains undrawn as of the time of this filing. We were in compliance with all debt covenants at March 31, 2024.
At March 31, 2024, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.62 per share during the six months ended March 31, 2024 and $0.60 per share during the six months ended March 31, 2023. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three and six months ended March 31, 2024, we repurchased 0.4 million and 2.8 million shares of our common stock at a cost of $11.7 million and $70.5 million. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At March 31, 2024, 39.1 million shares remained available for repurchase under the authorization approved by our Board of Directors.
On January 1, 2024, we acquired Putnam from Great-West for 31.6 million shares of our common stock, cash consideration paid at close of $221.7 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million to be paid during the third quarter of fiscal year 2024. The cash consideration paid at close was funded from existing cash and we expect to fund the deferred consideration from existing cash and sources of liquidity. In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.
On November 1, 2023, we paid $60.8 million in deferred cash consideration related to our acquisition of Alcentra from existing cash. On April 1, 2024, we paid $400.0 million in deferred cash consideration related to our acquisition of Lexington from existing cash. We expect to make an additional deferred cash payment related to our acquisition of Lexington of $100 million during the third quarter of fiscal year 2025 from existing cash and sources of liquidity.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the six months ended March 31, 2024.

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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2024, we were the primary beneficiary of 69 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2023, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the six months ended March 31, 2024, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of March 31, 2024, Level 3 assets represented 5% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the six months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2024, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2024.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	75,524	$27.72	75,524	39,460,440
February 2024	239,116	26.82	239,116	39,221,324
March 2024	114,166	27.12	114,166	39,107,158
Total	428,806		428,806
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

3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Amended and Restated Bylaws of Registrant (as adopted and effective June 29, 2021), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 1, 2021 (File No. 001-09318)

10.1
Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated effective February 6, 2024), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2024 (File No. 001-09318)*

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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	April 29, 2024	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	April 29, 2024	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)