Form 10-Q
period 2024-06-30
FRANKLIN RESOURCES INC
filed 2024-07-26
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 19, 2024: 522,998,430.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Operating Revenues
Investment management fees	$1,689.9	$1,613.4	$5,056.0	$4,818.5
Sales and distribution fees	358.3	304.0	1,013.0	897.3
Shareholder servicing fees	61.8	38.8	162.3	115.5
Other	12.9	12.8	35.5	32.0
Total operating revenues	2,122.9	1,969.0	6,266.8	5,863.3
Operating Expenses
Compensation and benefits	893.8	841.2	2,890.3	2,667.7
Sales, distribution and marketing	481.1	406.8	1,366.2	1,202.0
Information systems and technology	156.6	127.3	442.7	376.7
Occupancy	104.8	56.9	247.7	171.1
Amortization of intangible assets	84.0	85.4	254.4	254.6
General, administrative and other	180.1	136.5	507.2	427.2
Total operating expenses	1,900.4	1,654.1	5,708.5	5,099.3
Operating Income	222.5	314.9	558.3	764.0
Other Income (Expenses)
Investment and other income, net	74.5	49.8	300.2	200.3
Interest expense	(25.7)	(34.9)	(72.2)	(99.3)
Investment and other income of consolidated investment products, net	37.6	1.7	103.7	75.3
Expenses of consolidated investment products	(8.8)	(0.8)	(20.6)	(15.7)
Other income, net	77.6	15.8	311.1	160.6
Income before taxes	300.1	330.7	869.4	924.6
Taxes on income	68.1	84.1	205.8	237.3
Net income	232.0	246.6	663.6	687.3
Less: net income (loss) attributable to
Redeemable noncontrolling interests	43.0	26.8	95.3	108.5
Nonredeemable noncontrolling interests	15.0	(7.7)	18.8	(8.5)
Net Income Attributable to Franklin Resources, Inc.	$174.0	$227.5	$549.5	$587.3

Earnings per Share
Basic	$0.32	$0.44	$1.04	$1.14
Diluted	0.32	0.44	1.03	1.14

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Income	$232.0	$246.6	$663.6	$687.3
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(8.5)	16.5	21.1	159.7
Net unrealized gains (losses) on defined benefit plans, net of tax	(0.1)	(0.6)	0.3	(1.4)
Net unrealized gains (losses) on investments, net of tax	(0.1)	—	—	0.2
Total other comprehensive income (loss)	(8.7)	15.9	21.4	158.5
Total comprehensive income	223.3	262.5	685.0	845.8
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	43.0	26.8	95.3	108.5
Nonredeemable noncontrolling interests	15.0	(7.7)	18.8	(8.5)
Comprehensive Income Attributable to Franklin Resources, Inc.	$165.3	$243.4	$570.9	$745.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$3,378.5	$3,686.4
Receivables	1,570.5	1,348.4
Investments (including $720.4 and $872.8 at fair value at June 30, 2024 and September 30, 2023)	2,224.5	2,222.0
Assets of consolidated investment products
Cash and cash equivalents	733.2	716.0
Investments, at fair value	11,631.6	9,637.2
Property and equipment, net	904.8	800.1
Goodwill	6,198.5	6,003.8
Intangible assets, net	5,267.8	4,902.2
Operating lease right-of-use assets	844.3	406.3
Other	501.2	398.8
Total Assets	$33,254.9	$30,121.2

Liabilities
Compensation and benefits	$1,691.7	$1,665.1
Accounts payable and accrued expenses	532.2	530.0
Income taxes	382.6	513.5
Debt	3,035.0	3,052.8
Liabilities of consolidated investment products
Accounts payable and accrued expenses	716.6	349.7
Debt	9,637.7	8,231.8
Deferred tax liabilities	421.1	450.4
Operating lease liabilities	975.6	467.8
Other	961.0	1,286.2
Total liabilities	18,353.5	16,547.3
Commitments and Contingencies (Note 11)
Redeemable Noncontrolling Interests	1,266.2	1,026.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 522,059,992 and 495,937,891 shares issued and outstanding at June 30, 2024 and September 30, 2023	52.2	49.6
Capital in excess of par	984.6	—
Retained earnings	12,321.3	12,376.6
Accumulated other comprehensive loss	(487.9)	(509.3)
Total Franklin Resources, Inc. stockholders’ equity	12,870.2	11,916.9
Nonredeemable noncontrolling interests	765.0	630.9
Total stockholders’ equity	13,635.2	12,547.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$33,254.9	$30,121.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2024	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income (loss)				251.3		251.3	(4.5)	246.8
Other comprehensive income					59.0	59.0		59.0
Dividends declared on common stock ($0.31 per share)				(167.6)		(167.6)		(167.6)
Repurchase of common stock	(2.4)	(0.2)	(66.6)	8.0		(58.8)		(58.8)
Issuance of common stock	1.2	0.1	26.7			26.8		26.8
Stock-based compensation			39.9			39.9		39.9
Net subscriptions and other							9.6	9.6
Adjustment to fair value of redeemable noncontrolling interests				(65.9)		(65.9)		(65.9)
Balance at December 31, 2023	494.7	$49.5	$—	$12,402.4	$(450.3)	$12,001.6	$636.0	$12,637.6
Net income				124.2		124.2	8.3	132.5
Other comprehensive loss					(28.9)	(28.9)		(28.9)
Dividends declared on common stock ($0.31 per share)				(169.3)		(169.3)		(169.3)
Repurchase of common stock	(0.4)	(0.1)	(11.6)	—		(11.7)		(11.7)
Issuance of common stock	0.3	—	10.7			10.7		10.7
Stock-based compensation			86.3			86.3		86.3
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other							63.1	63.1
Net deconsolidation of investment products							(12.6)	(12.6)
Adjustment to fair value of redeemable noncontrolling interests				(91.9)		(91.9)		(91.9)
Balance at March 31, 2024	526.2	$52.6	$1,022.3	$12,265.4	$(479.2)	$12,861.1	$720.6	$13,581.7
Net income				174.0		174.0	15.0	189.0
Other comprehensive loss					(8.7)	(8.7)		(8.7)
Dividends declared on common stock ($0.31 per share)				(167.0)		(167.0)		(167.0)
Repurchase of common stock	(4.3)	(0.4)	(101.1)	—		(101.5)		(101.5)
Issuance of common stock	0.2	—	4.5			4.5		4.5
Stock-based compensation			58.9			58.9		58.9
Net subscriptions and other							29.4	29.4
Adjustment to fair value of redeemable noncontrolling interests				48.9		48.9		48.9
Balance at June 30, 2024	522.1	$52.2	$984.6	$12,321.3	$(487.9)	$12,870.2	$765.0	$13,635.2
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2023	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				165.6		165.6	3.5	169.1
Other comprehensive income					124.7	124.7		124.7
Dividends declared on common stock ($0.30 per share)				(153.6)		(153.6)		(153.6)
Repurchase of common stock	(0.5)	(0.1)	(69.1)	55.0		(14.2)		(14.2)
Issuance of common stock	1.2	0.1	33.5			33.6		33.6
Stock-based compensation			35.6			35.6		35.6
Net subscriptions and other							97.1	97.1
Net deconsolidation of investment products							(35.7)	(35.7)
Balance at December 31, 2022	500.3	$50.0	$—	$12,112.6	$(496.3)	$11,666.3	$889.2	$12,555.5
Net income (loss)				194.2		194.2	(4.3)	189.9
Other comprehensive income					17.9	17.9		17.9
Dividends declared on common stock ($0.30 per share)				(153.8)		(153.8)		(153.8)
Repurchase of common stock	(0.1)	—	(66.0)	62.4		(3.6)		(3.6)
Issuance of common stock	0.7	0.1	25.2			25.3		25.3
Stock-based compensation			40.8			40.8		40.8
Net subscriptions and other							50.1	50.1
Net deconsolidation of investment products							(324.2)	(324.2)
Adjustment to fair value of redeemable noncontrolling interests				44.7		44.7		44.7
Balance at March 31, 2023	500.9	$50.1	$—	$12,260.1	$(478.4)	$11,831.8	$610.8	$12,442.6
Net income (loss)				227.5		227.5	(7.7)	219.8
Other comprehensive income					15.9	15.9		15.9
Dividends declared on common stock ($0.30 per share)				(152.9)		(152.9)		(152.9)
Repurchase of common stock	(2.0)	(0.2)	(15.9)	(34.8)		(50.9)		(50.9)
Issuance of common stock	0.1	—	3.6			3.6		3.6
Stock-based compensation			12.3			12.3		12.3
Net distributions and other							(11.3)	(11.3)
Net deconsolidation of investment products							(0.7)	(0.7)
Adjustment to fair value of redeemable noncontrolling interests				60.8		60.8		60.8
Balance at June 30, 2023	499.0	$49.9	$—	$12,360.7	$(462.5)	$11,948.1	$591.1	$12,539.2
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2024	2023
Net Income	$663.6	$687.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	194.6	137.9
Amortization of deferred sales commissions	43.3	37.2
Depreciation and other amortization	86.5	78.3
Amortization of intangible assets	254.4	254.6
Net gains on investments	(17.3)	(62.3)
Income from investments in equity method investees	(122.3)	(43.5)
Net losses on investments of consolidated investment products	19.4	116.0
Net purchase of investments by consolidated investment products	(459.5)	(833.2)
Deferred income taxes	(35.0)	50.8
Other	135.3	58.6
Changes in operating assets and liabilities:
Increase in receivables and other assets	(61.4)	(69.8)
Decrease in investments, net	23.8	6.4
Decrease in accrued compensation and benefits	(35.0)	(84.3)
Decrease in income taxes payable	(127.8)	(58.9)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(55.8)	48.3
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(93.7)	1.3
Net cash provided by operating activities	413.1	324.7
Purchase of investments	(952.0)	(665.1)
Liquidation of investments	1,149.5	524.3
Purchase of investments by consolidated collateralized loan obligations	(4,099.1)	(3,465.6)
Liquidation of investments by consolidated collateralized loan obligations	3,034.0	1,230.3
Additions of property and equipment, net	(107.3)	(121.5)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	175.1	(500.5)
Payments of contingent consideration asset	—	5.5
Payments of deferred consideration liability	(434.9)	(241.8)
Net consolidation (deconsolidation) of investment products	12.0	(43.8)
Net cash used in investing activities	(1,222.7)	(3,278.2)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2024	2023
Issuance of common stock	$7.3	$13.4
Dividends paid on common stock	(489.3)	(454.8)
Repurchase of common stock	(172.0)	(70.0)
Proceeds from repurchase agreement	—	174.8
Payments on repurchase agreement	(45.8)	—
Proceeds from debt of consolidated investment products	1,617.6	3,213.6
Payments on debt of consolidated investment products	(609.2)	(926.9)
Payments on contingent consideration liabilities	(5.1)	(7.6)
Noncontrolling interests	202.9	550.1
Net cash provided by financing activities	506.4	2,492.6
Effect of exchange rate changes on cash and cash equivalents	12.5	66.0
Decrease in cash and cash equivalents	(290.7)	(394.9)
Cash and cash equivalents, beginning of period	4,402.4	4,782.5
Cash and Cash Equivalents, End of Period	$4,111.7	$4,387.6

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$357.9	$225.4
Cash paid for interest	67.5	55.5
Cash paid for interest by consolidated investment products	522.2	232.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“fiscal year 2023”).
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
The impacts on the consolidated statements of income for the three and nine months ended June 30, 2023 are as follows:

(in millions)	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Operating Income	$314.9	$—	$314.9	$764.0	$—	$764.0
Other income, net
Investment and other income, net	51.2	(1.4)	49.8	267.9	(67.6)	200.3
Other income, net	17.2	(1.4)	15.8	228.2	(67.6)	160.6
Income before taxes	332.1	(1.4)	330.7	992.2	(67.6)	924.6
Net income	248.0	(1.4)	246.6	754.9	(67.6)	687.3
Less: net income (loss) attributable to nonredeemable noncontrolling interest	(6.3)	(1.4)	(7.7)	59.1	(67.6)	(8.5)
Net Income Attributable to Franklin Resources, Inc.	227.5	—	227.5	587.3	—	587.3
The impact on the consolidated statement of cash flows for the nine months ended June 30, 2023 are as follows:

(in millions)	Nine Months Ended June 30, 2023
	As Reported	Adjustments	As Revised
Net cash provided by (used in) operating activities	$365.3	$(40.6)	$324.7
Net cash used in investing activities	(3,251.2)	(27.0)	(3,278.2)
Net cash provided by financing activities	2,425.0	67.6	2,492.6
Decrease in cash and cash equivalents	(394.9)	—	(394.9)

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
Note 3 – Acquisition
Putnam Investments
On January 1, 2024, the Company acquired Putnam Investments (“Putnam”) from Great-West Lifeco Inc. (“Great-West”) for 31.61 million shares of its common stock, cash consideration paid at close of $221.7 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million paid on July 1, 2024. The cash consideration paid at close and the deferred cash consideration were funded from existing cash. See below for a summary of the total purchase consideration transferred at closing:

(in millions)	Total
Equity consideration[1,2]	$940.1
Cash consideration	221.7
Deferred cash consideration	100.0
Less: Other adjustments[3]	(27.4)
Total Purchase Consideration	$1,234.4
1Excludes shares granted under a deferred compensation program.
2Market price on closing date of $29.79.
3Primarily relates to payments treated as future compensation expense.

Great-West became a long-term shareholder of the Company with an approximate 6.0% stake in the common stock of the Company as of the acquisition date. Shares representing 4.9% of the Company’s outstanding Common Stock at closing are subject to a five-year lock-up. The remaining shares were subject to a 180-day lock-up following the date of closing which has expired.

The acquisition of Putnam accelerates the Company’s growth in the retirement sector by increasing the amount of the Company’s defined contribution AUM. Additionally, the acquisition expands the Company’s insurance assets, further strengthening its presence in these key market segments to better serve clients.

The following table summarizes the initial and revised estimated fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the acquisition date. The issuance of common stock consideration represents a non-cash financing activity related to the statement of cash flows.

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
as of January 1, 2024
Cash and cash equivalents	$101.1	$—	$101.1
Receivables	118.9	—	118.9
Investments	111.2	—	111.2
Assets of consolidated investment products
Cash and cash equivalents	281.4	—	281.4
Investments, at fair value	849.5	—	849.5
Property and equipment	87.1	(5.7)	81.4
Goodwill	189.8	0.4	190.2
Indefinite-lived intangible assets	542.5	14.7	557.2
Definite-lived intangible asset	52.9	4.8	57.7
Operating lease right-of-use assets	109.2	—	109.2
Other assets	20.4	—	20.4
Compensation and benefits	(57.8)	—	(57.8)
Accounts payable and accrued expenses	(40.9)	(11.4)	(52.3)
Liabilities of consolidated investment products
Accounts payable and accrued expenses	(259.6)	—	(259.6)
Debt	(706.8)	—	(706.8)
Operating lease liabilities	(109.2)	—	(109.2)
Other liabilities	(12.1)	—	(12.1)
Redeemable noncontrolling interests	(20.2)	—	(20.2)
Nonredeemable noncontrolling interests	(25.8)	—	(25.8)
Total Identifiable Net Assets	$1,231.6	$2.8	$1,234.4

The adjustments to the initial estimated fair values are primarily a result of new information obtained about facts that existed as of the acquisition date. The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed.

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is expected to be deductible for tax purposes. The definite-lived intangible asset relates to trade name, which is amortized over its estimated useful life of 10.0 years. Amortization expense related to the trade name was $1.6 million and $2.9 million for the three and nine months ended June 30, 2024. The estimated remaining amortization expense is $1.4 million for the year and $5.8 million per year thereafter.

Transaction costs incurred in connection with the acquisition were $18.3 million for the nine months ended June 30, 2024. These costs are primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $132.0 million of acquisition-related compensation and benefits expense during the period, primarily related to the acceleration of expense for historical Putnam compensation arrangements, retention bonuses and termination benefits.

In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.

Operating revenues of the acquired business from January 1, 2024 through June 30, 2024 were approximately $430 million. Net income is not available to be separately reported due to the ongoing integration of the combined businesses.

Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Franklin Resources, Inc.	$174.0	$227.5	$549.5	$587.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	7.5	10.2	23.8	26.7
Net Income Available to Common Stockholders	$166.5	$217.3	$525.7	$560.6

Weighted-average shares outstanding – basic	516.5	490.7	507.2	490.3
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.7	0.8	0.7
Weighted-Average Shares Outstanding – Diluted	517.2	491.4	508.0	491.0

Earnings per Share
Basic	$0.32	$0.44	$1.04	$1.14
Diluted	0.32	0.44	1.03	1.14
There were no nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended June 30, 2024 and such awards were insignificant for the three and nine months ended June 30, 2023.

Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2024
Investment management fees	$1,273.7	$216.2	$71.8	$59.1	$69.1	$1,689.9
Sales and distribution fees	256.8	86.7	4.7	10.1	—	358.3
Shareholder servicing fees	53.2	8.1	0.5	—	—	61.8
Other	12.7	—	0.2	—	—	12.9
Total	$1,596.4	$311.0	$77.2	$69.2	$69.1	$2,122.9

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2024
Investment management fees	$3,819.8	$630.1	$210.2	$173.8	$222.1	$5,056.0
Sales and distribution fees	718.8	250.3	14.3	29.6	—	1,013.0
Shareholder servicing fees	136.8	23.6	1.8	0.1	—	162.3
Other	31.1	0.7	3.4	—	0.3	35.5
Total	$4,706.5	$904.7	$229.7	$203.5	$222.4	$6,266.8

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2023
Investment management fees	$1,232.3	$192.3	$64.3	$53.9	$70.6	$1,613.4
Sales and distribution fees	213.5	75.4	5.1	10.0	—	304.0
Shareholder servicing fees	30.3	8.0	0.5	—	—	38.8
Other	11.9	0.5	0.4	—	—	12.8
Total	$1,488.0	$276.2	$70.3	$63.9	$70.6	$1,969.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2023
Investment management fees	$3,672.9	$570.7	$214.4	$162.0	$198.5	$4,818.5
Sales and distribution fees	634.1	217.4	15.1	30.7	—	897.3
Shareholder servicing fees	90.2	23.5	1.6	0.2	—	115.5
Other	30.1	0.8	0.8	—	0.3	32.0
Total	$4,427.3	$812.4	$231.9	$192.9	$198.8	$5,863.3
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 82% of the Company’s total operating revenues for the three and nine months ended June 30, 2024 and 83% for the three and nine months ended June 30, 2023.

Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 8 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2024	September 30, 2023
Investments, at fair value
Sponsored funds and separate accounts	$417.5	$630.5
Investments related to long-term incentive plans	247.1	191.6
Other equity and debt investments	55.8	50.7
Total investments, at fair value	720.4	872.8
Investments in equity method investees	1,227.2	1,089.2
Other investments	276.9	260.0
Total	$2,224.5	$2,222.0
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of June 30, 2024, other liabilities includes repurchase agreements of $135.9 million with investments of $148.6 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2029 to 2035.
Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 8 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2024
Assets
Investments, at fair value
Sponsored funds and separate accounts	$226.9	$143.2	$7.0	$40.4	$417.5
Investments related to long-term incentive plans	220.2	—	—	26.9	247.1
Other equity and debt investments	3.9	10.2	2.6	39.1	55.8
Total Assets Measured at Fair Value	$451.0	$153.4	$9.6	$106.4	$720.4

Liabilities
Securities sold short	$150.2	$—	$—	$—	$150.2
Contingent consideration liabilities	—	—	46.1	—	46.1
Total Liabilities Measured at Fair Value	$150.2	$—	$46.1	$—	$196.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$356.5	$211.9	$18.5	$43.6	$630.5
Investments related to long-term incentive plans	168.2	—	—	23.4	191.6
Other equity and debt investments	3.4	11.3	3.3	32.7	50.7
Total Assets Measured at Fair Value	$528.1	$223.2	$21.8	$99.7	$872.8

Liabilities
Securities sold short	$158.3	$—	$—	$—	$158.3
Contingent consideration liabilities	—	—	55.0	—	55.0
Total Liabilities Measured at Fair Value	$158.3	$—	$55.0	$—	$213.3
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)	June 30, 2024	September 30, 2023
Nonredeemable investments[1]
Investments with known liquidation periods	$34.7	$32.1
Investments with unknown liquidation periods	16.3	17.4

Redeemable investments[2]	55.4	50.2

Unfunded commitments	14.0	43.1
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.3 years and 2.9 years at June 30, 2024 and September 30, 2023.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2024		September 30, 2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,378.5	$3,378.5	$3,686.4	$3,686.4
Other investments
Time deposits	2	9.4	9.4	9.9	9.9
Equity securities	3	267.5	267.5	250.1	250.1

Financial Liability
Debt	2	$3,035.0	$2,532.2	$3,052.8	$2,419.4

Note 8 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 85 CIPs, including 25 CLOs, as of June 30, 2024 and 70 CIPs, including 20 CLOs, as of September 30, 2023.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$733.2	$716.0
Receivables	345.9	166.7
Investments, at fair value	11,631.6	9,637.2
Total Assets	$12,710.7	$10,519.9

Liabilities
Accounts payable and accrued expenses	$716.6	$349.7
Debt	9,637.7	8,231.8
Other liabilities	39.4	25.1
Total liabilities	10,393.7	8,606.6
Redeemable Noncontrolling Interests	719.3	580.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,241.0	1,033.9
Nonredeemable noncontrolling interests	356.7	299.3
Total stockholders’ equity	1,597.7	1,333.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$12,710.7	$10,519.9
The CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2024 and 2023.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2024
Assets
Cash and cash equivalents of CLOs	$514.0	$—	$—	$—	$514.0
Receivables of CLOs	—	214.7	—	—	214.7
Investments
Equity and debt securities	266.5	1,055.6	578.0	164.5	2,064.6
Loans	—	9,567.0	—	—	9,567.0
Total Assets Measured at Fair Value	$780.5	$10,837.3	$578.0	$164.5	$12,360.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Cash and cash equivalents of CLOs	$352.3	$—	$—	$—	$352.3
Receivables of CLOs	—	116.7	—	—	116.7
Investments
Equity and debt securities	210.9	642.6	584.9	154.0	1,592.4
Loans	—	8,044.8	—	—	8,044.8
Total Assets Measured at Fair Value	$563.2	$8,804.1	$584.9	$154.0	$10,106.2
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable U.S. equity fund, a redeemable global hedge fund and nonredeemable private debt funds. These investments were as follows:

(in millions)	June 30, 2024	September 30, 2023
Nonredeemable investments[1]
Investments with unknown liquidation periods	$23.6	$21.8

Redeemable investments[2]	140.9	132.2
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities
for the three months ended June 30, 2024
Balance at April 1, 2024	$591.0
Losses included in investment and other income of consolidated investment products, net	(29.8)
Purchases	17.5
Sales	(0.7)
Balance at June 30, 2024	$578.0
Change in unrealized losses included in net income relating to assets held at June 30, 2024	$(29.8)

(in millions)	Equity and Debt Securities
for the nine months ended June 30, 2024
Balance at October 1, 2023	$584.9
Acquisition	29.6
Losses included in investment and other income of consolidated investment products, net	(68.0)
Purchases	44.1
Sales	(1.2)
Net deconsolidations	(12.5)
Transfers into Level 3	1.1
Balance at June 30, 2024	$578.0
Change in unrealized losses included in net income relating to assets held at June 30, 2024	$(67.4)

(in millions)	Equity and Debt Securities	Loans	Total Level 3 Assets
for the three months ended June 30, 2023
Balance at April 1, 2023	$539.0	$3.1	$542.1
Gains (losses) included in investment and other income of consolidated investment products, net	(31.6)	0.1	(31.5)
Purchases	61.2	(0.2)	61.0
Sales	(0.1)	0.2	0.1
Transfers into Level 3	—	0.5	0.5
Transfers out of Level 3	(0.3)	—	(0.3)
Balance at June 30, 2023	$568.2	$3.7	$571.9
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(32.0)	$0.1	$(31.9)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the nine months ended June 30, 2023
Balance at October 1, 2022	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other income of consolidated investment products, net	(56.3)	(9.0)	0.2	(65.1)
Purchases	83.7	86.1	58.4	228.2
Sales	(25.1)	—	—	(25.1)
Net (deconsolidations) consolidations	10.4	(345.7)	(292.6)	(627.9)
Transfers into Level 3	—	—	3.6	3.6
Transfers out of Level 3	(0.3)	—	(5.3)	(5.6)
Balance at June 30, 2023	$568.2	$—	$3.7	$571.9
Change in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(55.0)	$—	$0.1	$(54.9)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$253.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($76.55) per share
			Discount for lack of marketability	8.2%–19.5% (9.0%)
	282.1	Market comparable companies	Enterprise value/ Revenue multiple	1.5–21.2 (13.1)
			Discount for lack of marketability	6.5%–16.1% (12.8%)
	42.9	Discounted cash flow	Discount rate	6.7%

(in millions)
as of September 30, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$346.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($23.88) per share
			Discount for lack of marketability	21.9%
	238.9	Market comparable companies	Enterprise value/ Revenue multiple	11.4–13.5 (12.1)
			Discount for lack of marketability	11.2%–13.6% (12.2%)
__________________
1Based on the relative fair value of the instruments.

If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of June 30, 2024, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of June 30, 2024, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2024		September 30, 2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$219.2	$219.2	$363.7	$363.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$9,607.7	$9,352.6	$8,210.0	$8,013.2
Other debt	2 or 3	30.0	30.0	21.8	8.6
__________________
1Substantially all was Level 2.
Debt
Debt of CIPs consisted of the following:

	June 30, 2024		September 30, 2023
(in millions)	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$9,607.7	7.44%	$8,210.0	7.12%
Other debt	30.0	4.19%	21.8	6.00%
Total	$9,637.7		$8,231.8
The debt of CIPs had fixed and floating interest rates ranging from 0.25% to 15.76% at June 30, 2024, and from 2.39% to 15.49% at September 30, 2023. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for the debt of CIPs at June 30, 2024 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2024 (remainder of year)	$57.3
2025	68.8
2026	24.3
2027	—
2028	—
Thereafter	9,487.3
Total	$9,637.7

Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	June 30, 2024	September 30, 2023
Unpaid principal balance	$9,709.2	$8,317.5
Difference between unpaid principal balance and fair value	32.4	(120.7)
Fair Value	$9,741.6	$8,196.8
Investments 90 days or more past due were immaterial at June 30, 2024 and September 30, 2023.
The Company recognized $9.4 million and $39.9 million of net gains during the three and nine months ended June 30, 2024 and $6.5 million and $9.0 million of net gains during the three and nine months ended June 30, 2023, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $9,488.5 million and $8,281.5 million at June 30, 2024 and September 30, 2023.
Note 9 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2024			2023
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended June 30,
Balance at beginning of period	$643.5	$610.4	$1,253.9	$445.6	$514.9	$960.5
Net income	30.8	12.2	43.0	10.5	16.3	26.8
Net subscriptions (distributions) and other	142.3	(26.8)	115.5	30.2	(11.2)	19.0
Net consolidations (deconsolidations)	(97.3)	—	(97.3)	104.6	—	104.6
Adjustment to fair value	—	(48.9)	(48.9)	—	(60.8)	(60.8)
Balance at End of Period	$719.3	$546.9	$1,266.2	$590.9	$459.2	$1,050.1

(in millions)	2024			2023
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the nine months ended June 30,
Balance at beginning of period	$580.1	$446.0	$1,026.1	$942.2	$583.6	$1,525.8
Net income	60.6	34.7	95.3	68.5	40.0	108.5
Net subscriptions (distributions) and other	171.9	(42.7)	129.2	498.2	(58.9)	439.3
Net deconsolidations	(113.5)	—	(113.5)	(918.0)	—	(918.0)
Acquisition	20.2	—	20.2	—	—	—
Adjustment to fair value	—	108.9	108.9	—	(105.5)	(105.5)
Balance at End of Period	$719.3	$546.9	$1,266.2	$590.9	$459.2	$1,050.1
Note 10 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	June 30, 2024	September 30, 2023
Investments	$1,021.9	$925.9
Receivables	209.9	206.1
Total	$1,231.8	$1,132.0

While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the nine months ended June 30, 2024 or fiscal year 2023.
Note 11 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the nine months ended June 30, 2024, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2023.
Other Litigation and Regulatory Matters. Following the launch of an internal investigation focusing on certain past trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts, WAM received notification of parallel investigations by the SEC and U.S. Department of Justice. The Company is cooperating with the investigations.
The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2024 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of June 30, 2024.
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
At June 30, 2024, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2023.

Note 12 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2024
Nonvested balance at October 1, 2023	12,782	3,099	15,881	$23.09
Granted	11,909	627	12,536	25.86
Vested	(1,255)	(162)	(1,417)	23.86
Forfeited/canceled	(305)	(500)	(805)	22.11
Nonvested Balance at June 30, 2024	23,131	3,064	26,195	$24.40
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $254.6 million at June 30, 2024. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
Note 13 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Dividend and interest income	$39.8	$42.7	$132.6	$111.5
Gains (losses) on investments, net	(24.3)	13.8	17.3	62.3
Income (losses) from investments in equity method investees	41.0	(9.1)	122.3	43.5
Gains (losses) on derivatives, net	3.1	(5.1)	(11.5)	(19.4)
Rental income	11.1	11.1	32.8	35.1
Foreign currency exchange gains (losses), net	1.2	(6.6)	(7.5)	(40.2)
Other, net	2.6	3.0	14.2	7.5
Investment and other income, net	$74.5	$49.8	$300.2	$200.3
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $(6.9) million and $76.0 million for the three and nine months ended June 30, 2024 and $17.0 million and $95.7 million for the three and nine months ended June 30, 2023.
Note 14 - Subsequent Event
On July 15, 2024, the Company repaid all of the outstanding $250.0 million 3.950% senior notes due July 2024 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.9 million.

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
During our third fiscal quarter, global equity markets provided positive returns, reflecting strong corporate earnings in certain sectors due to ongoing enthusiasm around artificial intelligence and expectations of an economic soft landing, although inflation remained a concern and expectations of interest rate reductions eased. The S&P 500 Index and MSCI World Index increased 4.3% and 2.8% for the quarter and 28.8% and 25.0% for the fiscal year to date. The Bloomberg Global Aggregate Index decreased 1.1% during the quarter, reflecting the shift in interest rate expectations, but increased 4.7% for the fiscal year to date, reflecting strong positive returns, in our first fiscal quarter.
Our total AUM at June 30, 2024 was $1,646.6 billion, 20% higher than at September 30, 2023 and 15% higher than at June 30, 2023. Monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2024 increased 15% and 10% from the same periods in the prior fiscal year.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2024	2023		2024	2023
Operating revenues	$2,122.9	$1,969.0	8%	$6,266.8	$5,863.3	7%
Operating income	222.5	314.9	(29%)	558.3	764.0	(27%)
Operating margin[1]	10.5%	16.0%		8.9%	13.0%

Net income attributable to Franklin Resources, Inc.	$174.0	$227.5	(24%)	$549.5	$587.3	(6%)
Diluted earnings per share	0.32	0.44	(27%)	1.03	1.14	(10%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$424.9	$476.8	(11%)	$1,261.5	$1,312.1	(4%)
Adjusted operating margin	25.7%	30.5%		26.0%	29.0%

Adjusted net income	$326.4	$326.1	—%	$961.5	$905.2	6%
Adjusted diluted earnings per share	0.60	0.63	(5%)	1.81	1.76	3%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.

ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	June 30, 2024	June 30, 2023	Percent Change
Equity	$595.0	$458.0	30%
Fixed Income	564.5	505.1	12%
Alternative	254.5	257.2	(1%)
Multi-Asset	168.1	148.3	13%
Cash Management	64.5	62.9	3%
Total	$1,646.6	$1,431.5	15%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the three months ended June 30,	2024	2023		2024	2023
Equity	$584.0	$442.8	32%	36%	31%
Fixed Income	564.8	507.1	11%	34%	36%
Alternative	255.4	257.5	(1%)	16%	18%
Multi-Asset	165.3	146.3	13%	10%	10%
Cash Management	63.1	65.9	(4%)	4%	5%
Total	$1,632.6	$1,419.6	15%	100%	100%

(in billions)	Average AUM		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2024	2023		2024	2023
Equity	$521.6	$431.8	21%	34%	31%
Fixed Income	534.8	500.4	7%	35%	36%
Alternative	255.7	250.6	2%	17%	18%
Multi-Asset	157.3	143.1	10%	10%	10%
Cash Management	63.7	70.2	(9%)	4%	5%
Total	$1,533.1	$1,396.1	10%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Beginning AUM	$1,644.7	$1,422.1	16%	$1,374.2	$1,297.4	6%
Long-term inflows	82.7	67.4	23%	236.5	199.7	18%
Long-term outflows	(85.9)	(67.2)	28%	(237.8)	(214.1)	11%
Long-term net flows	(3.2)	0.2	NM	(1.3)	(14.4)	(91%)
Cash management net flows	3.0	(7.3)	NM	2.9	5.9	(51%)
Total net flows	(0.2)	(7.1)	(97%)	1.6	(8.5)	NM
Acquisition	—	—	NM	148.3	34.9	NM
Net market change, distributions and other	2.1	16.5	(87%)	122.5	107.7	14%
Ending AUM	$1,646.6	$1,431.5	15%	$1,646.6	$1,431.5	15%

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2024
AUM at April 1, 2024	$592.7	$571.4	$255.5	$163.4	$61.7	$1,644.7
Long-term inflows	32.0	37.4	3.4	9.9	—	82.7
Long-term outflows	(33.6)	(42.2)	(2.0)	(8.1)	—	(85.9)
Long-term net flows	(1.6)	(4.8)	1.4	1.8	—	(3.2)
Cash management net flows	—	—	—	—	3.0	3.0
Total net flows	(1.6)	(4.8)	1.4	1.8	3.0	(0.2)
Net market change, distributions and other	3.9	(2.1)	(2.4)	2.9	(0.2)	2.1
AUM at June 30, 2024	$595.0	$564.5	$254.5	$168.1	$64.5	$1,646.6

AUM increased $1.9 billion during the three months ended June 30, 2024 due to $3.0 billion of cash management net inflows and the positive impact of $2.1 billion of net market change, distributions and other, partially offset by $3.2 billion of long-term net outflows, which include $3.6 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $14.5 billion of market appreciation, partially offset by $9.7 billion of long-term distributions and a $2.7 billion decrease from foreign exchange revaluation. The market appreciation occurred in all asset classes, most significantly in the multi-asset and equity asset classes and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Japanese Yen, Brazilian Real, Euro and Canadian dollar, partially offset by a weaker U.S. dollar compared to the Australian dollar.
AUM increased $215.1 billion or 15%, as compared to the prior year period, primarily due to the acquisition of Putnam. Long-term inflows increased 23% to $82.7 billion, driven by higher inflows in fixed income institutional separate accounts and equity fund vehicles and institutional and retail separate accounts, partially offset by lower inflows in alternative private fund vehicles. Long-term outflows increased 28% to $85.9 billion driven by higher redemptions in fixed income and equity open end funds and institutional and retail separate accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2023
AUM at April 1, 2023	$437.1	$510.1	$258.2	$146.1	$70.6	$1,422.1
Long-term inflows	23.0	26.5	7.3	10.6	—	67.4
Long-term outflows	(26.0)	(29.6)	(3.3)	(8.3)	—	(67.2)
Long-term net flows	(3.0)	(3.1)	4.0	2.3	—	0.2
Cash management net flows	—	—	—	—	(7.3)	(7.3)
Total net flows	(3.0)	(3.1)	4.0	2.3	(7.3)	(7.1)
Net market change, distributions and other	23.9	(1.9)	(5.0)	(0.1)	(0.4)	16.5
AUM at June 30, 2023	$458.0	$505.1	$257.2	$148.3	$62.9	$1,431.5
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
AUM increased $51.7 billion or 4%, as compared to the fiscal year 2022 period. Long-term inflows decreased 13% to $67.4 billion, driven by lower inflows in fixed income, equity, and multi-asset open end funds, fixed income institutional separate accounts, multi-asset sub-advised mutual funds, and equity retail separate accounts, partially offset by higher inflows for multi-asset institutional separate accounts, alternative private funds, and equity sub-advised mutual funds. Long-term outflows decreased 31% to $67.2 billion driven by lower redemptions in fixed income and equity open end funds, fixed income and equity institutional separate accounts, multi-asset sub-advised mutual funds, and equity and fixed income retail separate accounts, partially offset by higher redemptions for multi-asset institutional separate accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2024
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	86.5	109.5	12.7	27.8	—	236.5
Long-term outflows	(93.2)	(114.4)	(7.6)	(22.6)	—	(237.8)
Long-term net flows	(6.7)	(4.9)	5.1	5.2	—	(1.3)
Cash management net flows	—	—	—	—	2.9	2.9
Total net flows	(6.7)	(4.9)	5.1	5.2	2.9	1.6
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	90.0	27.0	(6.2)	12.1	(0.4)	122.5
AUM at June 30, 2024	$595.0	$564.5	$254.5	$168.1	$64.5	$1,646.6

AUM increased $272.4 billion, or 20%, during the nine months ended June 30, 2024 due to $148.3 billion from the acquisition of Putnam, the positive impact of $122.5 billion of net market change, distributions and other and $2.9 billion of cash management net inflows, partially offset by $1.3 billion of long-term net outflows, which include $17.5 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $160.7 billion of market appreciation, partially offset by $36.9 billion of long-term distributions and a $1.3 billion decrease from foreign exchange revaluation. The market appreciation occurred in all asset classes, most significantly in the equity and fixed income asset classes and reflected positive returns in the global equity and fixed income markets.

Long-term inflows increased 18% to $236.5 billion, as compared to the prior year period, driven by higher inflows in equity and multi-asset open end funds and separately managed accounts, fixed income institutional separate accounts, investment trusts, and subadvised mutual funds, partially offset by lower inflows in alternative private fund vehicles. Long-term outflows increased 11% to $237.8 billion due to higher outflows in equity open end funds and fixed income institutional separate accounts and investment trusts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2023
AUM at October 1, 2022	$392.3	$490.9	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	67.3	86.5	18.7	27.2	—	199.7
Long-term outflows	(78.3)	(101.1)	(13.7)	(21.0)	—	(214.1)
Long-term net flows	(11.0)	(14.6)	5.0	6.2	—	(14.4)
Cash management net flows	—	—	—	—	5.9	5.9
Total net flows	(11.0)	(14.6)	5.0	6.2	5.9	(8.5)
Acquisition	—	—	34.9	—	—	34.9
Net market change, distributions and other	76.7	28.8	(7.8)	10.6	(0.6)	107.7
AUM at June 30, 2023	$458.0	$505.1	$257.2	$148.3	$62.9	$1,431.5
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

Long-term inflows decreased 23% to $199.7 billion, as compared to the fiscal year 2022 period, driven by lower inflows in equity and fixed income open end funds, fixed income institutional separate accounts, and equity retail separate accounts. Decreased inflows for open end mutual funds include the impact of lower reinvested distributions, which were $18.0 billion in the current year period, as compared to $29.5 billion in the prior year period. Long-term outflows decreased 20% to $214.1 billion due to lower outflows in fixed income and equity open end funds, multi-asset sub-advised mutual funds, fixed income and equity institutional separate accounts, and equity retail separate accounts.

AUM by sales region was as follows:

(in billions)	June 30, 2024	June 30, 2023	Percent Change
United States	$1,155.0	$1,026.0	13%
International
Europe, Middle East and Africa[1]	205.8	170.6	21%
Asia-Pacific	174.1	121.0	44%
Americas, excl. U.S.	111.7	113.9	(2%)
Total international	491.6	405.5	21%
Total	$1,646.6	$1,431.5	15%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of June 30, 2024	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	52%	52%	44%	61%	45%	40%	41%	51%
Fixed Income	59%	57%	53%	69%	50%	51%	61%	93%
Total AUM[3]	48%	60%	43%	56%	53%	49%	52%	70%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 38%, 37%, 37% and 35% of our total AUM as of June 30, 2024.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 54%, 54%, 53% and 49% of our total AUM as of June 30, 2024.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 10% of our total AUM at June 30, 2024.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Investment management fees	$1,689.9	$1,613.4	5%	$5,056.0	$4,818.5	5%
Sales and distribution fees	358.3	304.0	18%	1,013.0	897.3	13%
Shareholder servicing fees	61.8	38.8	59%	162.3	115.5	41%
Other	12.9	12.8	1%	35.5	32.0	11%
Total Operating Revenues	$2,122.9	$1,969.0	8%	$6,266.8	$5,863.3	7%
Investment Management Fees
Investment management fees increased $76.5 million and $237.5 million for the three and nine months ended June 30, 2024 primarily due to a 15% and 10% increase in average AUM, partially offset by a decrease in performance fees and lower catch-up fees recognized at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024. The increases in average AUM primarily occurred in the equity, fixed income and multi-asset asset classes, driven by the acquisition of Putnam.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 40.2 and 41.4 basis points for the three and nine months ended June 30, 2024, as compared to 42.0 and 41.9 basis points for the same periods in the prior fiscal year. The rate decreases were primarily due to lower catch-up fees recognized at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024, and increased AUM in lower fee products, including those from the acquisition of Putnam.
Performance fees were $56.6 million and $308.2 million for the three and nine months ended June 30, 2024, and $125.9 million and $446.1 million for the same periods in the prior fiscal year. The decrease for both periods was primarily due to lower performance fees earned by certain of our alternative specialist investment managers, and decreases of $11.6 million and $77.1 million in performance fees earned by Lexington Partners L.P. (“Lexington”), which were passed through as compensation expense per the terms of the acquisition agreement.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Asset-based fees	$294.6	$251.0	17%	$832.1	$743.7	12%
Sales-based fees	63.7	53.0	20%	180.9	153.6	18%
Sales and Distribution Fees	$358.3	$304.0	18%	$1,013.0	$897.3	13%

Asset-based distribution fees increased $43.6 million and $88.4 million for the three and nine months ended June 30, 2024 primarily due to revenue earned by Putnam subsequent to the acquisition and increases of 4% and 3% in the related average AUM, excluding the impact of Putnam.
Sales-based fees increased $10.7 million and $27.3 million for the three and nine months ended June 30, 2024 primarily due to increases of 6% and 10% in commissionable sales and sales-based revenue earned by Putnam subsequent to the acquisition.

Shareholder Servicing Fees

Shareholder servicing fees increased $23.0 million and $46.8 million for the three and nine months ended June 30, 2024 primarily due to fees earned by Putnam subsequent to the acquisition, partially offset by the impact of a change in fee structure for certain U.S. sponsored funds.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2024	2023		2024	2023
Compensation and benefits	$893.8	$841.2	6%	$2,890.3	$2,667.7	8%
Sales, distribution and marketing	481.1	406.8	18%	1,366.2	1,202.0	14%
Information systems and technology	156.6	127.3	23%	442.7	376.7	18%
Occupancy	104.8	56.9	84%	247.7	171.1	45%
Amortization of intangible assets	84.0	85.4	(2%)	254.4	254.6	0%
General, administrative and other	180.1	136.5	32%	507.2	427.2	19%
Total Operating Expenses	$1,900.4	$1,654.1	15%	$5,708.5	$5,099.3	12%
The Putnam acquisition had a significant impact on operating expenses in the three and nine months ended June 30, 2024; however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2024	2023		2024	2023
Salaries, wages and benefits	$425.0	$373.9	14%	$1,249.7	$1,131.6	10%
Incentive compensation	396.3	400.0	(1%)	1,205.1	1,150.1	5%
Acquisition-related retention[1]	43.7	21.3	105%	217.3	108.1	101%
Acquisition-related performance fee pass through[1]	—	11.6	(100%)	87.0	164.1	(47%)
Other[1,2]	28.8	34.4	(16%)	131.2	113.8	15%
Compensation and Benefits Expenses	$893.8	$841.2	6%	$2,890.3	$2,667.7	8%
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
Salaries, wages and benefits increased $51.1 million and $118.1 million for the three and nine months ended June 30, 2024, primarily due to higher headcount as a result of the acquisition of Putnam and annual salary increases, partially offset by the impact of other headcount reductions.
Incentive compensation remained flat for the three months ended June 30, 2024 and increased $55.0 million for the nine months ended June 30, 2024 primarily due to the acquisition of Putnam, an increase in expense for deferred compensation awards, and higher bonus expense based on expectations of our annual performance, partially offset by lower incentive compensation at specialist investment managers.
Acquisition-related retention expenses increased $22.4 million and $109.2 million for the three and nine months ended June 30, 2024 primarily due to higher costs associated with recent acquisitions.

Acquisition-related performance fee pass through expenses decreased $11.6 million and $77.1 million for the three and nine months ended June 30, 2024, due to lower performance fees earned by Lexington.
Other compensation and benefits decreased $5.6 million for the three months ended June 30, 2024, primarily due to lower net market gains of deferred compensation plans, partially offset by an increase in special termination benefits; and increased $17.4 million for the nine months ended June 30, 2024, primarily due to an increase in special termination benefits and higher net market gains on investments related to our deferred compensation plans. Special termination benefits increased $4.5 million and $8.9 million for the three and nine months ended June 30, 2024 primarily due to the acquisition of Putnam, partially offset by costs associated with workforce optimization initiatives in the prior year. Compensation expense related to minority interests decreased $1.8 million for the three months ended June 30, 2024 and remained flat for the nine months ended June 30, 2024.
We expect to incur additional acquisition-related retention expenses of approximately $60 million during the remainder of the current fiscal year, and annual amounts beginning at approximately $190 million in the fiscal year ending September 30, 2025 and decreasing over the following two fiscal years by approximately $20 million and $80 million. At June 30, 2024, our global workforce increased to approximately 10,300 employees from approximately 9,300 at June 30, 2023, primarily due to the acquisition of Putnam.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2024	2023		2024	2023
Asset-based expenses	$405.9	$344.0	18%	$1,152.1	$1,018.9	13%
Sales-based expenses	60.2	50.6	19%	170.8	145.9	17%
Amortization of deferred sales commissions	15.0	12.2	23%	43.3	37.2	16%
Sales, Distribution and Marketing	$481.1	$406.8	18%	$1,366.2	$1,202.0	14%
Asset-based expenses increased $61.9 million and $133.2 million for the three and nine months ended June 30, 2024 primarily due to expenses incurred by Putnam subsequent to the acquisition, increases of 4% and 3% in the related average AUM, excluding the impact of Putnam, and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $9.6 million and $24.9 million for the three and nine months ended June 30, 2024 primarily due to increases of 6% and 10% in commissionable sales and sales-based expenses incurred by Putnam subsequent to the acquisition.
Occupancy
Occupancy expenses increased $47.9 million and $76.6 million for the three and nine months ended June 30, 2024, driven by impairment of the right of use asset related to vacated office space and new leased office space located at One Madison Avenue, primarily associated with an initiative to consolidate our office space in New York City, and expenses incurred by Putnam subsequent to the acquisition.
Information Systems and Technology

Information systems and technology expenses increased $29.3 million and $66.0 million for the three and nine months ended June 30, 2024, primarily due to expenses incurred by Putnam subsequent to the acquisition, higher outsourced data services and software costs.
Amortization of Intangible Assets

Amortization of intangible assets decreased $1.4 million and $0.2 million for the three and nine months ended June 30, 2024, primarily due to the net effect of intangible assets which became fully amortized during the period, partially offset by the amortization of intangible assets recognized as part of the acquisition of Putnam and, for the nine month period, Alcentra.

General, Administrative and Other

General, administrative and other operating expenses increased $43.6 million and $80.0 million for the three and nine months ended June 30, 2024, primarily due to the acquisition of Putnam, increases of $14.6 million and $31.3 million in professional fees, and increases of $5.7 million and $15.0 million in travel and entertainment expenses due to higher activity levels. These increases were partially offset by decreases of $4.4 million and $14.1 million in fund-related expenses.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2024	2023		2024	2023
Investment and other income, net	$74.5	$49.8	50%	$300.2	$200.3	50%
Interest expense	(25.7)	(34.9)	(26%)	(72.2)	(99.3)	(27%)
Investment and other income of consolidated investment products, net	37.6	1.7	NM	103.7	75.3	38%
Expenses of consolidated investment products	(8.8)	(0.8)	NM	(20.6)	(15.7)	31%
Other Income, Net	$77.6	$15.8	391%	$311.1	$160.6	94%
Investment and other income, net increased $24.7 million for the three months ended June 30, 2024, primarily due to income from equity method investees and net foreign currency gains as compared to losses in the prior year quarter, partially offset by losses on investments, as compared to gains in the prior year quarter. Investment and other income, net increased $99.9 million for the nine months ended June 30, 2024, primarily due to higher net income from equity method investees, lower net foreign currency exchange losses, and higher dividend and interest income, partially offset by lower gains on investments.
Investments held by the Company generated net losses of $24.3 million and net gains of $17.3 million in the three and nine months ended June 30, 2024, as compared to net gains of $13.8 million and $62.3 million for the three and nine months ended June 30, 2023. The net losses in the three months ended June 30, 2024 were primarily from investments in nonconsolidated funds and separate accounts, and investments measured at cost adjusted for observable price changes, while the net gains in the prior year period were primarily from investments in nonconsolidated funds and separate accounts, and assets invested for deferred compensation plans. The net gains in the nine months ended June 30, 2024 were primarily from assets invested for deferred compensation plans, partially offset by losses on investments measured at cost adjusted for observable price changes, while the net gains in the prior year were primarily from investments in nonconsolidated funds and separate accounts, and assets invested for deferred compensation plans.
Equity method investees generated income of $41.0 million and $122.3 million for the three and nine months ended June 30, 2024, as compared to losses of $9.1 million and income of $43.5 million in the prior year. The income for the three months ended June 30, 2024 was largely related to various global alternative funds, while the losses in the prior year period were primarily due to a $7.5 million other-than-temporary impairment of an equity method investment. The income in the nine months ended June 30, 2024 was largely related to various global alternative and equity funds, while the income in the prior year was largely related to various global alternative, equity and fixed income funds.
Net foreign currency exchange gains (losses), net were gains of $1.2 million for the three months ended June 30, 2024 and losses of $7.5 million for the nine months ended June 30, 2024, as compared to net losses of $6.6 million and $40.2 million for the three and nine months ended June 30, 2023. The U.S. dollar strengthened against the Euro and weakened less against the British Pound in the three months ended June 30, 2024, which resulted in net foreign exchange gains on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries, as compared to losses in the prior year period. The U.S. dollar weakened less in the nine month period against the Euro and British Pound, which resulted in lower foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Dividend and interest income decreased $2.9 million for the three months ended June 30, 2024, primarily due to lower average balances, partially offset by higher yields. Dividend and interest income increased $21.1 million for the nine months ended June 30, 2024, primarily due to higher yields.
Interest expense decreased $9.2 million and $27.1 million for the three and nine months ended June 30, 2024 primarily due to interest expense recognized in the prior year periods on our term loan that was terminated on July 25, 2023 and a decrease in interest recognized on tax reserves.

Investments held by consolidated investment products (“CIPs”) generated investment gains and other income of $37.6 million and $103.7 million in the three and nine months ended June 30, 2024, largely related to gains on holdings of various funds. Investments held by CIPs generated investment gains and other income of $1.7 million and $75.3 million in the three and nine months ended June 30, 2023, largely related to gains on holdings of various equity and fixed income funds, substantially offset by losses on holdings of various alternative funds.
Expenses of CIPs increased $8.0 million and $4.9 million for the three and nine months ended June 30, 2024, due to activity of the funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at June 30, 2024, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,378.5	$—	$—	$—	$—	$3,378.5
Investments
Alternative	—	222.6	930.8	94.6	660.3	1,908.3
Equity	—	365.2	229.4	146.2	165.1	905.9
Fixed Income	—	87.2	63.8	36.1	262.4	449.5
Multi-Asset	—	45.4	3.2	—	153.2	201.8
Total investments	—	720.4	1,227.2	276.9	1,241.0	3,465.5
Total Cash and Cash Equivalents and Investments[2,3]	$3,378.5	$720.4	$1,227.2	$276.9	$1,241.0	$6,844.0

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2023 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,188.8 million maintained for operational activities, including investments in sponsored funds and other products, and $458.7 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $370 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests, $286.1 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and $440.3 million of cash and investments related to deferred compensation plans.
TAXES ON INCOME

Our effective income tax rate was 22.7% and 23.7% for the three and nine months ended June 30, 2024, as compared to 25.4% and 25.7% for the three and nine months ended June 30, 2023. The rate decrease for the three month period was primarily due to state tax provision to return adjustments in the prior year period and activity of CIPs for which there is no related tax impact, partially offset by benefits in the prior year from the release of valuation allowances for capital losses. The rate decrease for the nine month period was primarily due to state tax provision to return adjustments and tax benefits from stock-based compensation.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating income	$222.5	$314.9	$558.3	$764.0
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	12.3	12.1	34.7	26.3
Acquisition-related retention	43.7	21.3	217.3	108.1
Compensation and benefits expense from gains on deferred compensation, net	1.8	10.1	34.8	26.3
Other acquisition-related expenses	33.6	8.7	65.6	45.3
Amortization of intangible assets	84.0	85.4	254.4	254.6
Special termination benefits	16.7	12.2	63.8	54.9
Compensation and benefits expense related to minority interests in certain subsidiaries	10.3	12.1	32.6	32.6
Adjusted operating income	$424.9	$476.8	$1,261.5	$1,312.1

Total operating revenues	$2,122.9	$1,969.0	$6,266.8	$5,863.3
Add (subtract):
Acquisition-related pass through performance fees	—	(11.6)	(87.0)	(164.1)
Sales and distribution fees	(358.3)	(304.0)	(1,013.2)	(897.3)
Allocation of investment management fees for sales, distribution and marketing expenses	(122.8)	(102.8)	(353.0)	(304.7)
Elimination of operating revenues upon consolidation of investment products*	12.3	12.1	34.7	26.3
Adjusted operating revenues	$1,654.1	$1,562.7	$4,848.3	$4,523.5

Operating margin	10.5%	16.0%	8.9%	13.0%
Adjusted operating margin	25.7%	30.5%	26.0%	29.0%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Franklin Resources, Inc.	$174.0	$227.5	$549.5	$587.3
Add (subtract):
Net (income) loss of consolidated investment products*	(2.4)	1.5	(1.1)	6.4
Acquisition-related retention	43.7	21.3	217.3	108.1
Other acquisition-related expenses	34.9	12.7	75.0	61.5
Amortization of intangible assets	84.0	85.4	254.4	254.6
Special termination benefits	16.7	12.2	63.8	54.9
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(1.1)	(0.5)	(11.0)	(14.1)
Unrealized investment (gains) losses	31.0	9.4	(27.6)	(23.2)
Interest expense for amortization of debt premium	(6.4)	(6.3)	(19.2)	(19.0)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	2.8	(1.0)	1.2	(0.9)
Net income tax expense of adjustments	(50.8)	(36.1)	(140.8)	(110.4)
Adjusted net income	$326.4	$326.1	$961.5	$905.2

Diluted earnings per share	$0.32	$0.44	$1.03	$1.14
Adjusted diluted earnings per share	0.60	0.63	1.81	1.76
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Elimination of operating revenues upon consolidation	$(12.3)	$(12.1)	$(34.7)	$(26.3)
Other income, net	42.0	7.3	72.0	67.4
Less: income (loss) attributable to noncontrolling interests	27.3	(3.3)	36.2	47.5
Net income (loss)	$2.4	$(1.5)	$1.1	$(6.4)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2024	2023
Operating cash flows	$413.1	$324.7
Investing cash flows	(1,222.7)	(3,278.2)
Financing cash flows	506.4	2,492.6
Net cash provided by operating activities increased during the nine months ended June 30, 2024 primarily due to lower net purchases of investments by CIPs, partially offset by decreases in accounts payable and accrued expenses and income taxes payable. Net cash used in investing activities decreased primarily due to lower net purchases of investments by collateralized loan obligations (“CLOs”), lower cash paid for acquisitions in the current year as compared to the prior year and net liquidations of investments as compared to purchases in the prior year. Net cash provided by financing activities decreased primarily due to lower net proceeds on debt of CIPs, lower net subscriptions in CIPs by noncontrolling interests, and proceeds from repurchase agreements in the prior year.

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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2024	September 30, 2023
Assets
Cash and cash equivalents	$3,336.1	$3,592.8
Receivables	1,224.6	1,181.7
Investments	1,115.4	1,098.8
Total Liquid Assets	$5,676.1	$5,873.3

Liability
Debt	$3,035.0	$3,052.8
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2024 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At June 30, 2024, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,586.5 million. At June 30, 2024, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,250.0 million. The notes have fixed interest rates from 3.950% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,448.5 million at June 30, 2024. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. On July 15, 2024, we repaid all of the outstanding $250.0 million 3.950% senior notes due July 2024 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.9 million.
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

We maintain an $800.0 million 5-year revolving credit facility that contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. This facility remains undrawn as of the time of this filing. We were in compliance with all debt covenants at June 30, 2024.
At June 30, 2024, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.93 per share during the nine months ended June 30, 2024 and $0.90 per share during the nine months ended June 30, 2023. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three and nine months ended June 30, 2024, we repurchased 4.3 million and 7.1 million shares of our common stock at a cost of $101.5 million and $172.0 million. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At June 30, 2024, 34.8 million shares remained available for repurchase under the authorization approved by our Board of Directors.
On January 1, 2024, we acquired Putnam from Great-West for 31.6 million shares of our common stock, cash consideration paid at close of $221.7 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million paid on July 1, 2024. The cash consideration paid at close and the deferred consideration payment was funded from existing cash. In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.
On November 1, 2023, we paid $60.8 million in deferred cash consideration related to our acquisition of Alcentra from existing cash. On April 1, 2024, we paid $400.0 million in deferred cash consideration related to our acquisition of Lexington from existing cash. We expect to make an additional deferred cash payment related to our acquisition of Lexington of $100.0 million during the third quarter of fiscal year 2025 from existing cash and sources of liquidity.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the nine months ended June 30, 2024.

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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of June 30, 2024, we were the primary beneficiary of 75 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2023, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the nine months ended June 30, 2024, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of June 30, 2024, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during the nine months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2024, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2024	691,857	$24.79	691,857	38,415,301
May 2024	3,080,243	23.58	3,080,243	35,335,058
June 2024	502,162	23.35	502,162	34,832,896
Total	4,274,262		4,274,262
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 26, 2024	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	July 26, 2024	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)