Form 10-K
period 2024-09-30
FRANKLIN RESOURCES INC
filed 2024-11-12
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2024 (the last business day of registrant’s second quarter of fiscal year 2024), was $8.7 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2024: 523,667,677.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2024, are incorporated by reference into Part III of this report.

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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries, including the Western Asset Management investigations described under the heading “Risk Factors” and in “Note 16 - Commitments and Contingencies” to our audited financial statements contained herein, may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our specialist investment managers. In addition, these matters may cause reputational harm to us or our specialist investment managers and could result in additional expenses and collateral costs, outflows or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
We offer our services and products under our various distinct brand names, including, but not limited to, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, Martin Currie®, O’Shaughnessy®, Putnam®, Royce®, Templeton® and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names.

We are a global investment management organization with over $1.6 trillion in assets under management (“AUM”) as of September 30, 2024. Our mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through our specialist investment managers, we offer specialization on a global scale bringing extensive capabilities in equity, fixed income, alternatives and multi-asset solutions. For over 75 years, we have been committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions.
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
Company History
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton global investment firm in 1992, (ii) the Franklin Mutual Series investment firm in 1996, (iii) the Franklin Bissett Canadian investment firm in 2000, (iv) the Fiduciary Trust International investment and trust services firm in 2001, (v) the Benefit Street Partners alternative credit management firm in 2019, (vi) the Athena Capital Advisors investment and wealth management firm in March 2020, (vii) The Pennsylvania Trust Company investment and trust services firm in May 2020, (viii) the Legg Mason global investment firm in July 2020, (ix) the O’Shaughnessy Asset Management quantitative asset management firm in December 2021, (x) the Lexington Partners global alternatives investment firm in April 2022, (xi) the Alcentra alternative credit investment firm in November 2022, and (xii) the Putnam global investment firm in January 2024.
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

Our business is conducted through our subsidiaries, including our specialist investment managers. Our specialist investment managers include subsidiaries registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), as well as subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, China, Commonwealth of The Bahamas, Hong Kong, Ireland, India, Japan, Luxembourg, Malaysia, Mexico, Saudi Arabia, Singapore, Switzerland, South Korea, the United Arab Emirates and the United Kingdom (“U.K.”).
Our AUM by Asset Class and Product Type
We offer a broad product mix under our equity, fixed income, alternative, multi-asset and cash management asset classes. Our equity capabilities include value, deep value, core value, blend, growth and growth at a reasonable price, convertibles, sector, Shariah, smart beta and thematic investments. Our fixed income capabilities include government, municipals, corporate credit, bank loans, securitized, multi-sector, and other investments. Our alternative capabilities include private debt, hedge funds, private equity, real estate and infrastructure investments. Our multi-asset capabilities include income, real return, balanced/hybrid, total return, target date/risk, absolute return, tactical asset allocation and managed volatility investments.
We believe, despite market risks, that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients. Our U.S. funds include U.S. mutual funds, closed-end funds, ETFs, private funds, sub-advised funds and other products. Our non-U.S. funds include a variety of cross-border funds principally domiciled in Luxembourg or Ireland, registered for sale to non-U.S. investors in certain other countries, and international locally domiciled funds and products for the particular local market. Our institutional separate account services are provided to various institutions globally for which we serve as an investment adviser. Our retail separately managed accounts, commonly known as managed accounts or wrap programs, are sponsored by various financial institutions. We also offer and serve as investment adviser to various other products.
Our fees for providing investment management services are generally based on a percentage of AUM in the accounts that we advise, and vary based on the asset classes of the accounts, the types of services that we provide, and the market for those services.
AUM by asset class and product type was as follows:

(in billions) as of September 30, 2024	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other	Total	Percentage of Total AUM
Equity	$359.1	$101.9	$60.7	$94.4	$16.0	$632.1	38%
Fixed Income	179.1	63.9	251.3	34.1	28.0	556.4	33%
Alternative	145.9	79.8	23.9	0.2	0.1	249.9	15%
Multi-Asset	99.9	10.9	4.6	16.6	44.2	176.2	10%
Cash Management	33.0	30.0	1.0	—	—	64.0	4%
Total	$817.0	$286.5	$341.5	$145.3	$88.3	$1,678.6	100%
See “Assets under Management” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this Annual Report for additional information about our AUM. Broadly speaking, other than AUM changes due to acquisitions, changes in our AUM depend primarily upon two factors: (i) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments, and (ii) the level and direction of net flows. Changing market conditions, reputational harm and the evolving needs of our clients may cause asset volatility and a shift in our asset mix, which may result in an increase or decrease in our revenues and income.
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

Our specialist investment managers include: Benefit Street Partners, Brandywine Global, Clarion Partners, ClearBridge Investments, Fiduciary Trust International, Franklin Equity Group, Franklin Income Investors, Franklin Mutual Series, Franklin Templeton Fixed Income, Franklin Templeton Investment Solutions, Lexington Partners, Martin Currie, O’Shaughnessy Asset Management, Putnam Investments, Royce Investment Partners, Templeton Global Investments, Templeton Global Macro and Western Asset Management.
Through our specialist investment managers, our investment products are offered globally to retail, institutional and high-net-worth clients, which may include, among others, individual investors, institutional investors, sovereign wealth funds, defined benefit and contribution plans, endowments and charitable foundations, healthcare systems and insurance companies. Our investment products include mutual funds, closed-end funds, collective investment trusts, interval funds, private funds, institutional separate accounts, retail separately managed accounts, and other products. Our products and capabilities are designed to accommodate a variety of investment goals and preferences, from capital appreciation to capital preservation, as well as other investor preferences, which may include sustainable investing and other environmental, social and governance (“ESG”) preferences.
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
Retail Separately Managed Account Programs
Certain of our specialist investment managers provide investment management services to retail separately managed account programs sponsored by various financial institutions. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of investment management services pursuing different investment strategies provided by one or more investment managers, and generally charge an all-inclusive fee that can cover asset management, asset allocation and custodial and administrative services.
Alternative Products and Strategies
Certain of our specialist investment managers manage alternative products and investment strategies which provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products, business development companies, hedge funds (such as funds of funds and custom advisory solutions), private equity funds, secondary funds, venture capital funds and real estate funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, consumer loans, direct real estate investments, and custom-tailored investment programs.
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
Sales and Distribution
Our global distribution group is responsible for sales, marketing and business development and maintains a regional distribution model, with regional teams responsible for driving initiatives in collaboration with global teams. Our groups collaborate to meet the needs of our advisors, clients and investors. There are many sales channels across each region, which may include retail, institutional, private wealth, retirement, insurance, and other specialty sales. Our global footprint and breadth of investment capabilities provide the opportunity for us to work with global financial institutions to add value through and beyond investing, including by providing thought leadership and building business relationships and global economic partnerships.
In addition, certain of our specialist investment managers have their own sales and marketing teams that distribute their products and services, primarily to institutional investors, both directly and through consultants. Consultants play a large role in institutional investment management by helping clients select and retain investment managers. Institutional investment management clients and their consultants tend to be highly sophisticated and investment performance driven.
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
Shareholder Servicing
We perform our shareholder servicing services directly or through third parties. Substantially all shareholder servicing fees are earned from our funds for providing transfer agency services, which include providing shareholder statements, transaction processing, client service and tax reporting. Shareholder servicing fees are primarily determined based on a contractual margin, or a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts. We outsource various transfer agency and other services for our funds to third-party providers who serve as a sub-agent or delegate, depending on the jurisdiction. Our fees and expenses are routinely benchmarked against applicable industry standards.
COMPETITION
The financial services industry is a highly competitive global industry. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. We face strong competition from numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks, hedge fund firms and other financial management institutions, which offer a wide range of financial and investment management services and products to the same retail, institutional and high-net-worth investors and accounts that we are seeking to attract. We offer a broad product mix that meets a variety of investment goals and needs for different investors, and we may periodically introduce new products to provide investors with additional investment options.
We primarily derive our fund sales through third-party broker-dealers, banks, investment advisers and other financial intermediaries. Because we rely on third-party distribution and sales channels to sell our products, we do not control the ultimate investment recommendations given by them to clients. Such financial intermediaries may recommend competing products.
Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers based in the U.S. We believe that our equity, fixed income, alternative and multi-asset asset mix, coupled with our global presence, will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high-net-worth and institutional clients.

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
With our global operations, certain of our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators, and our funds are subject to various U.S. and/or non-U.S. laws. In particular, we are subject to various securities, compliance, corporate governance, disclosure, privacy, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, such as the anti-bribery and anti-corruption rules under the Foreign Corrupt Practices Act of 1977 (“FCPA”) and the data protection rules under the General Data Protection Regulation (“GDPR”) of the European Union (“EU”). We are subject to sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (“USDT”), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where our services and products are offered. Our subsidiaries with custody of client assets or accounts are also subject to the applicable laws and regulations of U.S. states and non-U.S. jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property, and applicable banking, trust company and/or fiduciary related regulations. We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.
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
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this Annual Report, for financial information about our business.
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

As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations of various U.S. regulatory and self-regulatory organizations, including the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and the USDT. Our non-U.S. operations also may be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ (for example with respect to the FCPA).
Certain of our subsidiaries are registered with the SEC under the Advisers Act and/or with the CFTC, and many of our funds are registered with the SEC under the Investment Company Act. These registrations, licenses and authorizations impose numerous obligations, as well as detailed operational requirements, on such subsidiaries and funds. The Advisers Act imposes numerous obligations on our registered investment adviser subsidiaries, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions against fraudulent activities. The Investment Company Act similarly imposes extensive obligations on the registered investment companies advised by our subsidiaries.
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

Antitrust Rules and Disclosure. In October 2024, the Federal Trade Commission (“FTC”) approved various rule changes under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) that amend certain premerger reporting and notification rules. The HSR Act and its implementing rules require parties to certain mergers and acquisitions to submit premerger notifications to the FTC and DOJ and observe a waiting period before consummating such transactions. The new rule changes, scheduled to take effect in January 2025, significantly expand the premerger information and documentation required to be submitted in connection with an HSR filing, which could substantially increase our required disclosure and notification expenses and delay transactions.

Cybersecurity Disclosure. The SEC’s amended rules requiring disclosure regarding cybersecurity risk management, strategy, governance and incident reporting by public companies became effective in December 2023. The amendments require public companies to (i) disclose, on a current basis, any cybersecurity incident it deems to be material within four business days on a Form 8-K; (ii) describe, on an annual basis, the company’s processes, if any, for the assessment, identification and management of material risks from cybersecurity threats, as well as whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect their business strategy, results of operations or financial condition; and (iii) describe, on an annual basis, the board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing those risks. The amendments require ongoing evaluation and analysis of our applicable processes and procedures, including regarding cyber incident response plans and procedures, disclosure analysis framework, risk management processes, and board oversight structure.
Sustainable Investing and ESG, and Climate-Related Disclosure. Sustainable investing and ESG continue to be the focus of increased regulatory and legal scrutiny across jurisdictions. In the U.S., the SEC adopted, but subsequently stayed implementation of, climate disclosure rules to require public issuers to include enhanced disclosure and financial metrics regarding corporate climate-related information in their periodic reports and registration statements, and these rules remain subject to applicable legal challenges. In addition, state laws and regulations regarding these topics continue to evolve and impose further requirements. For example, in October 2023, California enacted a new climate accountability package pursuant to its Climate Corporate Data Accountability Act that requires annual disclosure of certain greenhouse gas emissions and Climate-Related Financial Risk Act that requires biennial disclosure of certain climate-related financial risks and mitigation measures, each beginning in 2026, subject to applicable implementing regulations and rulemaking that may impact final scope and compliance timing. Also, the SEC has increased its focus on disclosure and compliance related to ESG strategies of investment advisers and funds. Globally, the International Sustainability Standards Board and applicable sustainability disclosure standards impact how national regulators and governance bodies approach these and related topics.
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
U.S. DOL Reforms. The DOL’s 2024 amended fiduciary rule broadening the definition of who is considered an “investment advice fiduciary” to a retirement investor, and adding significant restrictions and requirements for the use of prohibited transaction exemptions typically relied upon by investment firms such as ours, remains subject to applicable legal challenges. Under the new rule, a financial services provider that provides one-time advice to a retirement investor may become subject to the Employee Retirement Income Security Act (ERISA) fiduciary standard. In addition to the 2024 fiduciary rule, the DOL amended the Qualified Professional Asset Manager (QPAM) exemption as of June 2024, which many investment firms have relied upon when providing services to and engaging in transactions on behalf of applicable retirement plans, individual retirement accounts (IRAs) and/or certain commingled investment vehicles that have retirement plan investors. The QPAM amendment makes material changes and imposes additional conditions and affirmative requirements for the ongoing use of such exemption.
Private Fund Adviser Reforms. In May 2023, the SEC adopted amendments to Form PF, which is the confidential reporting form that investment advisers to private funds file to provide confidential information to the SEC and the FSOC. The amendments require (i) current and quarterly reporting by large hedge fund advisers regarding certain events that may indicate stress at a fund or signal broader systemic risk; and (ii) enhanced reporting by large private equity advisers to allow the FSOC to monitor systemic risk. The amendments also require large private equity fund advisers to report information on general partner and limited partner clawbacks on an annual basis as well as additional information on their strategies and borrowings as a part of their annual filing. The current and quarterly event reporting requirements became effective in November 2023 and the remaining amendments became effective in May 2024.
Money Market Fund Reforms. The regulatory structure governing U.S. money market funds was previously reformed to address perceived systemic risks of money market funds relating to fund stability and investor risks, including allowing certain funds to impose liquidity fees and redemption gates under certain circumstances. In July 2023, the SEC adopted additional rule and form amendments concerning money market funds registered under the Investment Company Act, intended to address problems experienced by certain money market funds in connection with the COVID-19 pandemic. The new and amended rules were phased in through October 2024 and, among other changes, impose increased minimum liquidity requirements, impose mandatory liquidity fees on institutional prime and institutional tax-exempt funds under certain circumstances, eliminate redemption gates, and permit share cancellation measures during periods of negative interest rates. In addition, the Form PF was further amended to require additional information regarding the private liquidity funds that an investment manager advises.
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
In the U.K., the Financial Conduct Authority (the “FCA”) regulates certain of our subsidiaries. Authorization by the FCA is required to conduct any financial services-related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls. The FCA recently established Sustainability Disclosure Requirements and we are reviewing the applicable product, marketing and other disclosure requirements for compliance with the December 2024 deadline. We offer a significant number of EU UCITS to U.K. retail investors which will need to apply for registration under the U.K.’s new Offshore Funds Regime by mid-2025 in order to continue such offerings. We await a further consultation from the U.K. Treasury as to how such funds may in the future also be covered by the Sustainability Disclosure Requirements.

In addition, the EU Markets in Financial Instruments Directive, as revised and expanded in 2018 (“MiFID II”), regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”). As revised, MiFID II sets out detailed requirements, governing the organization and business conduct of investment firms and regulated markets, and includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. It also includes an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives, and changes to business conduct requirements, including selling practices, intermediary inducements and client categorization. MiFID II also includes a ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflect an enhancement of the service to customers come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours.
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
The EU’s Sustainable Finance Disclosure Regulation (“SFDR”) imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants. SFDR requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. Related amendments to applicable legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment and require investment advisers to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability. The availability of such sustainability disclosures may impact the investment decisions of European investors.

The EU’s Corporate Sustainability Due Diligence Directive (“CSDD”) will impose due diligence obligations requiring companies to identify, and to prevent or at least mitigate, adverse impacts on human rights and the environment across their value chain, including by their subsidiaries, supply chain partners and clients. Obligations would be enforced through administrative sanctions and civil liability, with a defense of having exercised reasonable due diligence. The CSDD remains subject to further secondary rulemaking and guidance around implementation. While CSDD does not currently apply to investment funds, the European Commission is required to consider the merits of potentially extending the requirements to funds within the next two years. As investors in the public markets do not have the contractual relationship with issuers to compel them to provide the information required by CSDD, the imposition of CSDD to funds could prove problematic for the industry.
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
India. The Securities and Exchange Board of India, Reserve Bank of India, the International Financial Services Centres Authority, the Ministry of Corporate Affairs and the Department of Industrial Policy and Promotion are the major regulatory authorities that are capable of issuing directions of a binding nature to our subsidiaries in India.
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
Other Non-U.S. Jurisdictions. There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas, the Central Bank of Brazil and the Comissão de Valores Mobiliários in Brazil, the China Securities Regulatory Commission in the People’s Republic of China, the Financial Services Commission and the Financial Supervisory Service in South Korea, the Securities Commission in Malaysia, the Comision Nacional Bancaria y de Valores in Mexico, the Polish Securities and Exchange Commission, the Romanian Financial Services Authority, the Swiss Federal Banking Commission, the Financial Supervisory Commission in the Republic of China, the Dubai Financial Services Authority in the United Arab Emirates, the Saudi Capital Market Authority, and the State Securities Commission of Vietnam.

INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, Martin Currie®, O’Shaughnessy®, Putnam®, Royce®, Templeton® and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
HUMAN CAPITAL RESOURCES
As of September 30, 2024, we employed approximately 10,200 employees and operated offices in over 30 countries. We consider our relations with our employees to be satisfactory. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for experienced personnel is significant and from time to time we may experience a loss of valuable personnel. The retention of our key investment personnel is material to the management of our business.
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
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. The asset management industry continues to experience disruption and challenges, including continued fee pressure, regulatory changes, an increasing and changing role of technology in asset management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, financial markets have currently and in the past experienced and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global economic markets have periodically resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, operational, political, electoral, diplomatic or other changes and/or instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, war, insurrection or other business, social or political crises. For example, the ongoing Ukraine-Russia and Middle East wars and conflicts may continue to expand globally and significantly impact the global economy and financial markets, which may have an adverse effect on our investment performance and flows in certain products. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters, public health crises, such as epidemics or pandemics, or financial crises, changes in the equity, debt or commodity marketplaces or market operations, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.
The amount and mix of our AUM are subject to significant fluctuations, and a shift in our asset mix toward lower-fee products may negatively impact our revenues and income.
Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are based primarily on a percentage of AUM and vary with the types and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as asset outflows or a decline in the price of securities, in particular market segments or in the securities market generally, negatively impacts our revenues and income. Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee products, such as fixed income products and ETFs, and away from higher fee equity and alternative products, which may cause a related decline in our revenues and income. In addition, increases in interest rates, particularly if rapid, as well as uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products and decrease the total return on bond investments due to lower market valuations of existing bonds. Moreover, we generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Changing market conditions may cause a shift in our asset mix between international and U.S. products, which may result in a decline in our revenues and income.
Our funds may be subject to liquidity risks or an unanticipated large number of redemptions and fund closures.
Due to market volatility, reputational harm or other events or conditions described above, our funds may need to sell securities or instruments that they hold, possibly at a loss, or draw on any available lines of credit, to obtain cash to maintain sufficient liquidity or settle redemptions, or settle in-kind with securities held in the applicable fund. While we have no legal or contractual obligation to do so, we have in the past provided, and may in the future at our discretion provide, financial support to our funds to enable them to maintain sufficient liquidity in any such event. Changes in investor preferences regarding our more popular products have in the past caused, and could in the future cause, sizable redemptions and lower the value of our AUM, which would result in lower revenue and operating results. Increased market volatility and changes in investor preferences also increase the risk of fund closures. Any decrease in the level of our AUM resulting from market declines, credit or interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.
INVESTMENT PERFORMANCE AND REPUTATIONAL RISKS
Poor investment performance of our products could reduce the level of our AUM or affect our sales, and negatively impact our revenues and income.
Our investment performance, along with achieving and maintaining superior distribution and client service, is critical to the success of our business. Strong investment performance often stimulates sales of our products. Poor investment performance, as has been and may be periodically experienced by certain of our products, as compared to third-party benchmarks or competitive products, has led, and could in the future lead, to a decrease in sales of our products and stimulate redemptions from existing products, generally lowering the overall level of AUM and reducing the management fees we earn. We can provide no assurance that past or present investment performance in our products will be indicative of future performance. If we fail, or appear to fail, to successfully and promptly address the underlying causes of poor investment performance, our future business prospects would likely be negatively affected.
Harm to our reputation may negatively impact our revenues and income.
Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our brands or reputation are harmed, existing clients may reduce amounts held in, or withdraw entirely from, our products and services, and/or our clients and products may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. Such impacts could materially and adversely affect our profitability, lead to further business and operational disruptions, and expose us to additional costs and increased reputational damage and risk. In addition, reputational harm may prevent us from attracting new clients or developing new business. Moreover, ESG topics and activities have been the subject of increased focus by certain investors and regulators in the asset management industry, and any inability to meet applicable requirements may adversely impact our reputation and business.
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
Through our subsidiaries, we provide investment management and related services to investors globally. Further, we outsource various administration, technology, transfer agency and other services for our funds to third-party providers who may serve as a sub-agent or delegate. In order to be competitive and comply with our agreements, we must properly manage our business and subsidiaries around the world, and effectively perform our fund and portfolio administration and related responsibilities, including portfolio record keeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Many of our operations are complex and dependent on our ability, and the ability of our third-party providers, to process and monitor a large number of transactions effectively, which may occur across numerous markets and currencies at high volumes and frequencies. Although we expend considerable resources on internal controls, supervision, technology and training in an effort to ensure that such transactions do not violate applicable guidelines, rules and regulations or adversely affect our clients, counterparties or us, our operations are ultimately dependent on our personnel, as well as others involved in our business, such as third-party providers and other intermediaries, and subject to human error. Our personnel and others involved in our business may, from time to time, make mistakes that are not always immediately detected, which may disrupt our operations, cause losses, lead to regulatory fines or sanctions, litigation, or otherwise damage our reputation. In addition, any misrepresentation of our services and products in advertising materials, public relations information, social media or other external communications could also adversely affect our reputation and business prospects. Our investment management fees, which represent a majority of our revenues, are dependent on fees earned under investment management agreements that we have with our products and clients. Our revenues could be adversely affected if such agreements representing a significant portion of our AUM are terminated. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to perform and monitor our operations properly, our business could suffer and our revenues and income could be adversely affected.
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
While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in Asia-Pacific; Europe, Middle East and Africa; Latin America; and Canada. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and will in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, also may have a lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.

We may not effectively manage risks associated with the replacement of benchmark indices.
The replacement of benchmark indices may impose a number of risks on our business, our clients and the financial services industry more widely. These include financial risks arising from changes in the valuation of financial instruments linked to benchmark indices, pricing and operational risks, and legal implementation and revised documentation. We may from time to time face operational challenges implementing successor benchmarks.
COMPETITION AND DISTRIBUTION RISKS
Failure to properly address the increased transformative pressures affecting the asset management industry could negatively impact our business.
The asset management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the asset management industry, including ESG practices and related matters, transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and growing digital asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income.
We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks, hedge fund firms and other financial management institutions. Our products also compete with products offered by these competitors, as well as with other financial products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, business trends and strategic considerations, investor goals and preferences, service quality and innovation, distribution relationships, fees charged, and legal and product requirements and restrictions. Further, although we may offer certain types of ETFs, to the extent that there is a trend among existing or potential clients in favor of lower-fee index and other ETFs, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers and banks, upon which we rely to distribute and sell certain of our funds and other products, also may sell their own proprietary funds and products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our products, offering a mix of products and strategies that meets investor demands, and our ability to maintain our investment management fees and pricing structure at competitive levels.
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
Due to our interconnectivity with and dependency upon third-party providers, including advisors, central agents, exchanges, clearing organizations and other financial institutions, we may be adversely affected if any of them is subject to a successful cyber attack or other privacy or information security event or disruption. Cybersecurity issues affecting third-party providers are a growing concern in the asset management industry. Many services that we use in our business are delivered from and supported, upgraded and maintained by, third-party providers. A breach, suspension or termination of these services or related support, upgrades and maintenance could cause temporary system delays or interruption that could adversely impact our business.
TECHNOLOGY AND SECURITY RISKS
Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. On an ongoing basis, we need to upgrade and improve our technology, including our technology platform, data processing, financial, accounting, shareholder servicing and trading systems. For example, in July 2024, we selected a third-party technology solution to further support our investment management process and unify our investment management technology platform across asset classes to reduce complexity and support business growth, subject to a multi-year transition and implementation period. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could continue to present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use or intend to use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including investment management platforms, digital advisers, digital wealth and distribution tools, digital asset tools and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Any significant limitation, failure or security breach of our information and cybersecurity infrastructure, software applications, technology or other systems, or those of our third-party providers, that are critical to our operations could disrupt our business and harm our operations and reputation.
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications, external third-party services and other technology systems, and remote equipment and connectivity infrastructure, to access critical business systems necessary to operate our business. We are also dependent on the continuity and effectiveness of our information and cybersecurity infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology and third-party providers on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain confidential and proprietary data including personal employee and/or client data, obtain securities pricing information, process client transactions, and provide reports and other services to our clients. In addition, developments in our use of process automation and artificial intelligence further heighten our dependency on technology. Any disruptions, inaccuracies, mismanagement, delays, theft, systems failures, data security or privacy breaches, cybersecurity threats, incidents, attacks or other cyber-related fraud, or other security breaches in these and other processes, could subject us to significant client dissatisfaction and losses and damage our reputation. We and our third-party providers have been, and we expect to continue to be, the subject of these types of risks, breaches and/or attacks, as well as attempts to co-opt our brand. Ongoing advances in technology, including generative artificial intelligence, as well as the malicious use of such technology, could further heighten the risks to our business. Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, as well as measures to assess third-party provider security posture and controls, we can provide no assurance that any of these measures will prove effective or comply with evolving information security standards, particularly given the evolving nature and sophistication of cyber and technology threats and attacks. The technology systems we use or rely on, including those provided and/or leveraged by third-party providers, remain vulnerable to denial of service attacks, unauthorized access, computer viruses, human error and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of social engineering, phishing attacks, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage) and to our personnel or vendors inadvertently or recklessly causing release of confidential information, which could materially harm our operations and reputation.
System disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon, including third-party applications and services, or our failure to properly manage, mitigate, disclose or communicate a cybersecurity incident, could result in: (i) material financial loss or costs, (ii) delays in clients’ ability to access account information or in our ability to process transactions, (iii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iv) loss of valuable information, (v) breach of client and vendor contracts, (vi) liability for stolen assets, information or identity, (vii) remediation costs to repair damage caused by the failure or breach, (viii) additional security and organizational costs to mitigate against future incidents, (ix) reputational harm, (x) loss of confidence in our business and products, (xi) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xii) regulatory investigations or actions, and/or (xiii) legal claims, litigation, and liability costs, any one or more of which may be material. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price. Further, although we take precautions to password protect and encrypt our laptops and sensitive information on our mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, failure to manage and operate properly the data centers and third-party cloud storage and computing application services we use could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.
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
LEGAL AND REGULATORY RISKS
For a more extensive discussion of certain laws, regulations (including certain pending regulatory reforms) and regulators to which we are subject, as well as certain defined terms referenced below, see “Regulation” under Item 1, Business, in Part I of this Annual Report.
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
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws, and laws in other jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to continue to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms and proposals in the U.S. and other jurisdictions that may impact or relate to our business, and may cause us to incur additional obligations, include regulatory matters related to antitrust rules and disclosure, cybersecurity disclosure, sustainable investing and ESG, climate-related disclosure, privacy and data protection, SIFIs, derivatives and other financial products, fiduciary and fund-related reforms, tax compliance, and other asset management disclosure and compliance requirements. The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
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
Compliance activities to address these and other new legal requirements have required, and will continue to require, us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which may negatively impact our profitability and future financial results. Finally, any further regulatory and legislative actions and reforms affecting the investment management industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or operating in financial markets or by making certain investment offerings less favorable to our clients.
Failure to comply with the laws, rules or regulations in any of the jurisdictions in which we operate could result in substantial harm to our reputation and results of operations.
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in regulatory enforcement, civil liability, criminal liability and/or the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business in a jurisdiction or market, any of which could adversely affect our reputation and operations. Moreover, any accounting or reporting errors, whether financial or otherwise, if material, could damage our reputation and adversely affect our business. While management has focused attention and resources on our compliance policies, procedures and practices, the regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our services and products in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
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
We operate in a highly regulated industry and have received and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and, in some instances, investigations in connection with our business activities. For example, as noted in the “Legal Proceedings” section in Note 16 - Commitments and Contingencies, our subsidiary, Western Asset Management Company (“WAM”) is the subject of parallel investigations by the SEC, the CFTC and the DOJ. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Claims made against us, including those without merit, have resulted and may continue to result in reputational harm and responding to such matters is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Financial exposures, including AUM outflows, from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements have and may continue to adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see “Legal Proceedings” in Note 16 - Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Risk Management and Strategy
We recognize the importance of assessing, identifying and managing material risks from cybersecurity threats. Our cybersecurity program focuses on (i) identification of and protection from cybersecurity risks, (ii) detection and analysis of cybersecurity events, (iii) response to and recovery from cybersecurity incidents, and (iv) education and awareness. Under our program, designated personnel are responsible for:
•assessing the severity of a cybersecurity incident and associated threat;
•containing the threat;
•remediating the threat, including recovery of data and access to systems;
•analyzing the reporting obligations associated with the incident; and
•performing post-incident analysis and program improvements.
Our cybersecurity team is led by our Chief Security Officer (“CSO”) or the CSO’s delegee partnering with our risk, technology, legal, compliance, privacy, human resources, and other applicable business teams.
Identification and Protection. Our cybersecurity program has established processes to identify and categorize cybersecurity threats and vulnerabilities as part of our risk identification process, pursuant to which we regularly seek to obtain, monitor, assess and respond to evolving threat and vulnerability information. Information about threats and vulnerabilities generally originates from multiple sources, including, but not limited to, government, information-sharing organizations, industry threat intelligence sources, and third parties. The identification of risks is supported through various security controls and testing to help minimize exposure to reported cybersecurity threats and vulnerabilities. These security controls include, but are not limited to, penetration testing, compromise assessments, vulnerability scanning, and various additional internal and external security audits and assessments. In addition, we maintain a third-party risk management program that includes an initial and periodic cybersecurity assessment on critical vendors’ security posture and controls.
Detection and Analysis. Cybersecurity incidents may be detected through a variety of means, which include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by our security operations team, as well as notifications from employees or third-party providers. Once a cybersecurity incident is identified, including third-party cybersecurity events, our incident response team investigates the incident, determines the nature of the event and assesses the severity of the event and sensitivity of any compromised data.
Response and Recovery. In the event of a cybersecurity incident, our initial focus is to contain the cybersecurity incident as quickly as possible consistent with our incident response plan. Once a cybersecurity incident is contained, we focus on remediation and recovery activities which depend on the nature of the cybersecurity incident. We have relationships with third-party providers to assist with cybersecurity containment and remediation efforts, including for example forensic investigations, and incident response management. If a cybersecurity incident materially impacts us, or is expected to materially impact us, we promptly notify senior management, the Franklin Board of Directors (“Board”) and/or Franklin Audit Committee, as appropriate based on the severity of the incident. Our response plan also addresses engagement with appropriate individuals and committees with respect to disclosure determinations related to cybersecurity incidents. We review and, if necessary, update our cyber security incident response plan at least annually.
Education and Awareness. Our cybersecurity education and awareness program for employees and contractors covers a wide range of cyber topics including, but not limited to, policies and procedures, business/technology roles and responsibilities, threats and vulnerabilities, data privacy, confidentiality and asset protection. Our employees and contractors are required to complete mandatory initial onboarding and annual cybersecurity trainings, supplemented by other periodic cyber-related testing and training.
Governance
Our Board is responsible for the oversight of our cybersecurity risk management program. The Board has delegated to the Franklin Audit Committee oversight responsibility regarding cybersecurity risks. Our CSO reports directly to our Chief Risk and Transformation Officer, each of whom has extensive experience in information security and risk management. The Board and/or Audit Committee receive(s) a report on cybersecurity matters, including threats, events and program enhancements, at least annually. We update our cybersecurity policies at a minimum annually and benchmark our program to applicable cybersecurity standards and frameworks.
We are not aware of any cybersecurity threats or incidents that have materially impacted us during the fiscal year ended September 30, 2024, or that are reasonably likely to materially affect our business, including our business strategy, results of operations or financial condition. We routinely face risks of cybersecurity incidents, whether through attempted or actual: cyber-attacks or cyber intrusions, ransomware and other forms of malware, computer viruses, attachments to emails, phishing, extortion or other scams. Although we make efforts to maintain the security and integrity of our systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them are subject to the risk of a cybersecurity incident or disruption, and there can be no assurances regarding the effectiveness of our security efforts and measures or those of our third-party providers who have access to, transmit, or store such data. For additional information regarding our cybersecurity risks, see our risk factors under Item 1A in Part I of this Annual Report.
Item 2.    Properties.
We conduct our worldwide operations using a combination of owned and leased facilities. While we believe our facilities are suitable and adequate to conduct our business at present, we will continue to acquire, lease and dispose of facilities throughout the world, as necessary.
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2035. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	475,183
St. Petersburg, Florida	560,948	379,762
Rancho Cordova, California	445,023	55,770
Hyderabad, India	379,052	23,088
Poznan, Poland	284,436	87,557
Ft. Lauderdale, Florida	102,246	31,705
Edinburgh, Scotland	87,016	24,879
Other	95,883	11,306
Total	2,698,397	1,089,250
We lease office space in 17 states in the U.S. and Washington, D.C., and internationally, including Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2024, we leased and occupied approximately 2,514,000 square feet of office space worldwide, and subleased to third parties approximately 177,000 square feet of excess leased space.
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
Age 60
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
Age 63
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
Age 84
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.

Thomas C. Merchant
Age 56
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
Age 57
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
Age 52
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
Age 63
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
Adam B. Spector
Age 56
Executive Vice President and Head of Global Distribution of Franklin since February 2023, responsible for global retail and institutional distribution, including marketing and product strategy; formerly, Managing Partner of Brandywine Global Investment Management, LLC from November 2014 to January 2024, responsible for the overall management of Brandywine including infrastructure, legal and compliance, business strategy, and sales and client service; Executive Vice President of Global Advisory Services of Franklin from October 2020 to February 2023; Managing Director of Brandywine from 2012 to 2014, Head of Marketing, Sales and Client Service of Brandywine from 2003 to 2014, and Senior Vice President of Client Service of Brandywine from 1997 to 2003; officer and/or director of certain other subsidiaries of Franklin.
Family Relationships
Jennifer M. Johnson and Gregory E. Johnson are siblings, and their uncle is Rupert H. Johnson, Jr. Each serves as both a director and an executive officer of Franklin.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2024, there were 2,353 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2024	766,410	$22.88	766,410	34,066,486
August 2024	2,740,416	20.63	2,740,416	31,326,070
September 2024	1,388,446	20.39	1,388,446	29,937,624
Total	4,895,272		4,895,272
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing. We may perform services directly or through third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin®, Templeton®, Legg Mason®, Alcentra®, Benefit Street Partners®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin Mutual Series®, K2®, Lexington Partners®, Martin Currie®, O’Shaughnessy®, Putnam®, Royce® and Western Asset Management Company®. We offer a broad product mix of equity, fixed income, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section set forth above in Item 1A of Part I of this Annual Report, the amount and mix of our AUM are subject to significant fluctuations, including as a result of reputational harm, that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
During the fiscal year ended September 30, 2024 (“fiscal year 2024”), global equity markets provided positive returns reflecting, among other things, easing of monetary policy and resilient economic activity. The S&P 500 Index and MSCI World Index increased 36.4% and 33.0% for the fiscal year. The global bond markets were also positive as the Bloomberg Barclays Global Aggregate Index increased 12.0% for the fiscal year.
Our total AUM was $1,678.6 billion at September 30, 2024, which was 22% higher than at September 30, 2023 driven by the positive impact of $186.0 billion of net market change, distributions and other, $148.3 billion from the acquisition of Putnam Investments (“Putnam”), and $2.7 billion of cash management net inflows, partially offset by $32.6 billion of long-term net outflows. Simple monthly average AUM (“average AUM”) increased 12% during fiscal year 2024.
On January 1, 2024, we acquired Putnam, a global asset management firm, from Great-West Lifeco Inc. (“Great-West”).
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
The following discussion and analysis includes a comparison of our financial results for fiscal year 2024 to fiscal year 2023. For discussion and analysis of the financial results for fiscal year 2023 compared to fiscal year 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 14, 2023.

RESULTS OF OPERATIONS

(in millions, except per share data)				2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Operating revenues	$8,478.0	$7,849.4	$8,275.3	8%	(5%)
Operating income	407.6	1,102.3	1,773.9	(63%)	(38%)
Operating margin[1]	4.8%	14.0%	21.4%

Net income attributable to Franklin Resources, Inc.	$464.8	$882.8	$1,291.9	(47%)	(32%)
Diluted earnings per share	$0.85	$1.72	$2.53	(51%)	(32%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$1,713.1	$1,823.8	$2,323.5	(6%)	(22%)
Adjusted operating margin	26.1%	29.9%	35.9%

Adjusted net income	$1,276.7	$1,332.2	$1,855.6	(4%)	(28%)
Adjusted diluted earnings per share	$2.39	$2.60	$3.63	(8%)	(28%)
__________________
1Defined as operating income divided by total operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)				2024 vs. 2023	2023 vs. 2022
as of September 30,	2024	2023	2022
Equity	$632.1	$430.4	$392.3	47%	10%
Fixed Income	556.4	483.1	490.9	15%	(2%)
Alternative	249.9	254.9	225.1	(2%)	13%
Multi-Asset	176.2	145.0	131.5	22%	10%
Cash Management	64.0	60.8	57.6	5%	6%
Total	$1,678.6	$1,374.2	$1,297.4	22%	6%

Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM. Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM			2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Equity	$544.0	$436.1	$491.3	25%	(11%)
Fixed Income	542.3	499.7	586.5	9%	(15%)
Alternative	254.9	251.9	185.1	1%	36%
Multi-Asset	161.1	144.4	146.1	12%	(1%)
Cash Management	63.5	68.3	60.2	(7%)	13%
Total	$1,565.8	$1,400.4	$1,469.2	12%	(5%)

	Mix of Average AUM
for the fiscal years ended September 30,	2024	2023	2022
Equity	35%	31%	33%
Fixed Income	35%	36%	40%
Alternative	16%	18%	13%
Multi-Asset	10%	10%	10%
Cash Management	4%	5%	4%
Total	100%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)				2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Beginning AUM	$1,374.2	$1,297.4	$1,530.1	6%	(15%)
Long-term inflows	319.0	254.9	320.4	25%	(20%)
Long-term outflows	(351.6)	(276.2)	(348.2)	27%	(21%)
Long-term net flows	(32.6)	(21.3)	(27.8)	53%	(23%)
Cash management net flows	2.7	4.3	(0.8)	(37%)	NM
Total net flows	(29.9)	(17.0)	(28.6)	76%	(41%)
Acquisitions	148.3	34.9	64.9	325%	(46%)
Net market change, distributions and other	186.0	58.9	(269.0)	216%	NM
Ending AUM	$1,678.6	$1,374.2	$1,297.4	22%	6%

Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2024	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	123.3	142.5	16.7	36.5	—	319.0
Long-term outflows	(129.3)	(181.3)	(12.5)	(28.5)	—	(351.6)
Long-term net flows	(6.0)	(38.8)	4.2	8.0	—	(32.6)
Cash management net flows	—	—	—	—	2.7	2.7
Total net flows	(6.0)	(38.8)	4.2	8.0	2.7	(29.9)
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	126.4	52.8	(9.9)	17.4	(0.7)	186.0
AUM at September 30, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6

AUM increased $304.4 billion or 22% during fiscal year 2024 due to the positive impact of $186.0 billion of net market change, distributions and other, $148.3 billion from the acquisition of Putnam, and $2.7 billion of cash management net inflows, partially offset by $32.6 billion of long-term net outflows, inclusive of $48.6 billion of long-term net outflows at Western Asset Management (“WAM”), and $20.7 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $224.2 billion of market appreciation, and a $7.2 billion increase from foreign exchange revaluation, partially offset by $45.4 billion of long-term distributions. The market appreciation occurred in all asset classes with the exception of the alternative asset class, most significantly in the equity asset class and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, Australian dollar and British Pound.

Long-term inflows increased 25% to $319.0 billion, as compared to the prior year, driven by higher inflows across multiple equity and fixed income vehicles, most significantly in open-end and sub-advised mutual funds. Long-term outflows increased 27% to $351.6 billion, driven by higher outflows across multiple fixed income vehicles, primarily at WAM, and from equity open-end and sub-advised mutual funds.

(in billions)
for the fiscal year ended September 30, 2023	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2022	$392.3	$490.9	$225.1	$131.5	$57.6	$1,297.4
Long-term inflows	84.4	112.7	22.6	35.2	—	254.9
Long-term outflows	(103.1)	(128.9)	(16.8)	(27.4)	—	(276.2)
Long-term net flows	(18.7)	(16.2)	5.8	7.8	—	(21.3)
Cash management net flows	—	—	—	—	4.3	4.3
Total net flows	(18.7)	(16.2)	5.8	7.8	4.3	(17.0)
Acquisitions	—	—	34.9	—	—	34.9
Net market change, distributions and other	56.8	8.4	(10.9)	5.7	(1.1)	58.9
AUM at September 30, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
AUM increased $76.8 billion or 6% during fiscal year 2023 due to the positive impact of $58.9 billion of net market change, distributions and other, $34.9 billion from an acquisition, and $4.3 billion of cash management net inflows, partially offset by $21.3 billion of long-term net outflows, which include $20.6 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $94.4 billion of market appreciation, and a $4.6 billion increase from foreign exchange revaluation, partially offset by $40.1 billion of long-term distributions. The market appreciation occurred in all asset classes with the exception of the alternative asset class, most significantly in the equity asset class and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, British Pound and Brazilian Real.

AUM by sales region was as follows:

(in billions)				2024 vs. 2023	2023 vs. 2022
as of September 30,	2024	2023	2022
United States	$1,177.1	$979.9	$971.3	20%	1%
International
Europe, Middle East and Africa[1]	209.1	165.1	134.4	27%	23%
Asia-Pacific	178.0	117.6	110.6	51%	6%
Americas, excl. U.S.	114.4	111.6	81.1	3%	38%
Total international	$501.5	$394.3	$326.1	27%	21%
Total	$1,678.6	$1,374.2	$1,297.4	22%	6%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of September 30, 2024	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	57%	56%	43%	59%	51%	40%	41%	45%
Fixed Income	77%	61%	58%	64%	80%	48%	72%	90%
Total AUM[3]	55%	64%	43%	53%	56%	47%	55%	64%
 _______________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 38%, 38%, 37% and 35% of our total AUM as of September 30, 2024. Excludes funds scheduled to be closed.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 54%, 54%, 53% and 48% of our total AUM as of September 30, 2024.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 15% and 10% of our total AUM at September 30, 2024.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Investment management fees	$6,822.2	$6,452.9	$6,616.8	6%	(2%)
Sales and distribution fees	1,381.0	1,203.7	1,415.0	15%	(15%)
Shareholder servicing fees	229.3	152.7	193.0	50%	(21%)
Other	45.5	40.1	50.5	13%	(21%)
Total Operating Revenues	$8,478.0	$7,849.4	$8,275.3	8%	(5%)
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $369.3 million in fiscal year 2024 primarily due to a 12% increase in average AUM, partially offset by a decrease in performance fees, certain transaction-related fees received in the prior year, and lower catch-up fees recognized at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024. The increases in average AUM primarily occurred in the equity, fixed income and multi-asset asset classes, driven by net market appreciation and the acquisition of Putnam.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 41.1 and 42.1 basis points for fiscal years 2024 and 2023. The rate decrease was primarily due to increased AUM in lower fee products, including those from the acquisition of Putnam, certain transaction-related fees received in the prior year, and lower catch-up fees recognized at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024.
Performance fees were $390.7 million and $550.1 million for fiscal years 2024 and 2023. The decrease was primarily due to lower performance fees earned by certain of our alternative specialist investment managers, and a decrease of $72.2 million in performance fees earned by Lexington Partners L.P. (“Lexington”), which were passed through as compensation expense per the terms of the acquisition agreement.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Asset-based fees	$1,135.1	$998.0	$1,150.2	14%	(13%)
Sales-based fees	245.9	205.7	264.8	20%	(22%)
Sales and Distribution Fees	$1,381.0	$1,203.7	$1,415.0	15%	(15%)
Asset-based distribution fees increased $137.1 million in fiscal year 2024 primarily due to revenue earned from Putnam products subsequent to the acquisition and an increase of 4% in the related average AUM, excluding the impact of Putnam.
Sales-based fees increased $40.2 million in fiscal year 2024 primarily due to an increase of 12% in commissionable sales and sales-based revenue earned from Putnam products subsequent to the acquisition.
Shareholder Servicing Fees
Shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, client service and tax reporting. Shareholder servicing fees are primarily determined based on a contractual margin, or a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts. Shareholder servicing fees also include fund reimbursements of expenses incurred while providing transfer agency services.
Shareholder servicing fees increased $76.6 million in fiscal year 2024, primarily due to fees earned by Putnam subsequent to the acquisition, partially offset by the impact of a change in fee structure for certain U.S. sponsored funds.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,
Compensation and benefits	$3,831.1	$3,494.0	$3,089.8	10%	13%
Sales, distribution and marketing	1,863.1	1,613.1	1,845.6	15%	(13%)
Information systems and technology	620.1	505.0	500.2	23%	1%
Occupancy	325.4	228.9	218.9	42%	5%
Amortization of intangible assets	338.2	341.1	282.0	(1%)	21%
Impairment of intangible assets	389.2	—	—	100%	0%
General, administrative and other	703.3	565.0	564.9	24%	0%
Total Operating Expenses	$8,070.4	$6,747.1	$6,501.4	20%	4%
The Putnam acquisition had a significant impact on operating expenses for the fiscal year ended September 30, 2024; however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Salaries, wages and benefits	$1,686.6	$1,499.5	$1,426.4	12%	5%
Incentive compensation	1,613.7	1,532.1	1,500.5	5%	2%
Acquisition-related retention[1]	263.6	164.9	167.2	60%	(1%)
Acquisition-related performance fee pass through[1]	97.5	169.7	4.2	(43%)	NM
Other[1,2]	169.7	127.8	(8.5)	33%	NM
Compensation and Benefits Expenses	$3,831.1	$3,494.0	$3,089.8	10%	13%
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
Salaries, wages and benefits increased $187.1 million in fiscal year 2024 primarily due to higher headcount as a result of the acquisition of Putnam and annual salary increases, partially offset by the impact of other headcount reductions.
Incentive compensation increased $81.6 million in fiscal year 2024, primarily due to the acquisition of Putnam and an increase in expense for deferred compensation awards, partially offset by lower incentive compensation at certain specialist investment managers.
Acquisition-related retention expenses increased $98.7 million in fiscal year 2024, primarily due to higher costs associated with recent acquisitions.
Acquisition-related performance fee pass through expenses decreased $72.2 million in fiscal year 2024, due to lower pass through performance fees earned by Lexington.
Other compensation and benefits increased $41.9 million in fiscal year 2024, primarily due to higher net market gains on investments related to our deferred compensation plans and an increase in special termination benefits. Special termination benefits increased $12.6 million primarily due to the acquisition of Putnam, partially offset by costs associated with workforce optimization initiatives in the prior year.
We expect to incur acquisition-related retention expenses of approximately $190 million during the fiscal year ending September 30, 2025 (“fiscal year 2025”), and decreasing over the following two fiscal years by approximately $20 million and $80 million.
At September 30, 2024, our global workforce had increased to approximately 10,200 employees from approximately 9,200 at September 30, 2023, primarily due to the acquisition of Putnam.
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
Sales, Distribution and Marketing
Sales, distribution and marketing expenses primarily relate to services provided by financial advisers, broker-dealers and other intermediaries to our sponsored funds, including marketing support services. Substantially all distribution expenses are incurred from assets that generate distribution fees and are determined as a percentage of AUM. Substantially all sales expenses are incurred from the same commissionable sales transactions that generate sales fee revenues and are determined as a percentage of sales. Marketing support expenses are based on AUM, sales or a combination thereof. Also included is the amortization of deferred sales commissions related to upfront commissions on shares sold without a front-

end sales charge. The deferred sales commissions are amortized over the periods in which commissions are generally recovered from related revenues.
Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,
Asset-based expenses	$1,569.6	$1,368.1	$1,532.6	15%	(11%)
Sales-based expenses	231.5	195.0	248.2	19%	(21%)
Amortization of deferred sales commissions	62.0	50.0	64.8	24%	(23%)
Sales, Distribution and Marketing	$1,863.1	$1,613.1	$1,845.6	15%	(13%)
Asset-based expenses increased $201.5 million in fiscal year 2024 primarily due to expenses related to Putnam products subsequent to the acquisition, an increase of 4% in the related average AUM, excluding the impact of Putnam, and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $36.5 million in fiscal year 2024 primarily due to an increase of 12% in commissionable sales and sales-based expenses related to Putnam products subsequent to the acquisition.
Information Systems and Technology
Information systems and technology expenses increased $115.1 million in fiscal year 2024, primarily due to expenses incurred by Putnam subsequent to the acquisition, and higher costs for software and market data services.
Occupancy
Occupancy expenses increased $96.5 million in fiscal year 2024, driven by new leased office space located at One Madison Avenue and impairment of the right-of-use asset related to vacated office space, primarily associated with an initiative to consolidate our office space in New York City, and expenses incurred by Putnam subsequent to the acquisition.
Amortization of intangible assets
Amortization of intangible assets decreased $2.9 million in fiscal year 2024, primarily due to the net effect of intangible assets which became fully amortized during the fiscal year, partially offset by the amortization of intangible assets recognized as part of the acquisitions of Putnam and Alcentra.
Impairment of intangible assets
In fiscal year 2024, we impaired our indefinite-lived intangible asset related to certain mutual fund contracts managed by WAM by $389.2 million. See Critical Accounting Policies and Note 9 - Goodwill and Other Intangible Assets in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
General, Administrative and Other

General, administrative and other expenses primarily consist of professional fees, fund-related service fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses.

General, administrative and other operating expenses increased $138.3 million in fiscal year 2024, primarily due to the acquisition of Putnam, an increase of $45.9 million in legal and other professional fees, and an increase of $14.0 million in travel and entertainment expenses due to higher activity levels. These increases were partially offset by a decrease of $14.4 million in fund-related expenses.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2024 vs. 2023	2023 vs. 2022
for the fiscal years ended September 30,	2024	2023	2022
Investment and other income, net:
Dividend and interest income	$176.9	$159.9	$37.9	11%	322%
Gains (losses) on investments, net	57.6	39.5	(75.4)	46%	NM
Income from investments in equity method investees	137.5	45.4	36.2	203%	25%
Gains (losses) on derivatives, net	(16.2)	(15.1)	20.9	7%	NM
Rental income	43.7	46.3	37.9	(6%)	22%
Foreign currency exchange (losses) gains, net	(19.9)	(26.7)	40.6	(25%)	NM
Other, net	15.9	13.0	(7.0)	22%	NM
Investment and other income, net	395.5	262.3	91.1	51%	188%
Interest expense	(97.2)	(123.7)	(98.2)	(21%)	26%
Investment and other income (losses) of consolidated investment products, net	149.9	115.8	(17.7)	29%	NM
Expenses of consolidated investment products	(32.6)	(18.7)	(19.7)	74%	(5%)
Other income (expenses), net	$415.6	$235.7	$(44.5)	76%	NM
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Dividend and interest income increased $17.0 million in fiscal year 2024, primarily due to higher yields.
Investments held by the Company generated net gains of $57.6 million, as compared to net gains of $39.5 million in the prior year, primarily from assets invested for deferred compensation plans and investments in nonconsolidated funds and separate accounts, partially offset by net losses from investments measured at cost adjusted for observable price changes.
Equity method investees generated income of $137.5 million in fiscal year 2024 and $45.4 million in fiscal year 2023. The current year income was largely related to various global alternative and equity funds, while the prior year income was largely related to various global alternative funds.
Net foreign currency exchange losses decreased $6.8 million in fiscal year 2024, primarily due to the U.S. dollar weakening less in the current fiscal year against the Euro, which resulted in lower foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries.
Interest expense decreased $26.5 million in fiscal year 2024 primarily due to interest expense recognized in the prior year on our term loan that was terminated on July 25, 2023 and lower accretion on Lexington deferred purchase consideration.
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
Investments held by CIPs generated investment and other income of $149.9 million in fiscal year 2024, as compared to investment and other income of $115.8 million in fiscal year 2023, largely related to net investment gains (losses) on holdings of various equity, fixed income funds, and in the current year period, multi-asset funds.
Expenses of consolidated investment products increased $13.9 million in fiscal year 2024, due to activity of the funds.

Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2024, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,309.5	$—	$—	$—	$—	$3,309.5
Investments
Alternative	—	223.8	944.2	90.9	529.3	1,788.2
Equity	—	410.2	197.0	153.3	163.7	924.2
Fixed Income	—	153.9	74.5	36.5	235.2	500.1
Multi-Asset	—	50.1	4.0	—	152.6	206.7
Total investments	—	838.0	1,219.7	280.7	1,080.8	3,419.2
Total Cash and Cash Equivalents and Investments [2,3]	$3,309.5	$838.0	$1,219.7	$280.7	$1,080.8	$6,728.7
 ______________
1See Note 1 – Significant Accounting Policies and Note 6 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,261.5 million maintained for operational activities, including investments in sponsored funds and other products, and $453.3 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $355 million attributable to employee-owned and other third-party investments made through partnerships which are offset in nonredeemable noncontrolling interests, approximately $289 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $441 million of cash and investments related to deferred compensation plans.
TAXES ON INCOME
Our effective income tax rate for fiscal year 2024 was 26.2% as compared to 23.3% in fiscal year 2023. The rate increase in fiscal year 2024 was primarily due to the net impact of valuation allowances for capital losses, an increase in foreign earnings, and benefits in the prior year related to the release of tax reserves, partially offset by activity of CIPs for which there is no related tax impact.
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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2024	2023	2022
for the fiscal years ended September 30,
Operating income	$407.6	$1,102.3	$1,773.9
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	47.4	37.5	48.2
Acquisition-related retention	263.6	164.9	167.2
Compensation and benefits expense from gains (losses) on deferred compensation, net	50.5	20.3	(36.7)
Other acquisition-related expenses	97.4	50.2	60.7
Amortization of intangible assets	338.2	341.1	282.0
Impairment of intangible assets	389.2	—	—
Special termination benefits	75.8	63.2	8.2
Compensation and benefits expense related to minority interests in certain subsidiaries	43.4	44.3	20.0
Adjusted operating income	$1,713.1	$1,823.8	$2,323.5

Total operating revenues	$8,478.0	$7,849.4	$8,275.3
Add (subtract):
Acquisition-related pass through performance fees	(97.5)	(169.7)	(4.2)
Sales and distribution fees	(1,381.2)	(1,203.7)	(1,415.0)
Allocation of investment management fees for sales, distribution and marketing expenses	(481.9)	(409.4)	(430.6)
Elimination of operating revenues upon consolidation of investment products¹	47.4	37.5	48.2
Adjusted operating revenues	$6,564.8	$6,104.1	$6,473.7

Operating margin	4.8%	14.0%	21.4%
Adjusted operating margin	26.1%	29.9%	35.9%

(in millions, except per share data)	2024	2023	2022
for the fiscal years ended September 30,
Net income attributable to Franklin Resources, Inc.	$464.8	$882.8	$1,291.9
Add (subtract):
Net (income) loss of consolidated investment products¹	(3.9)	8.0	(0.2)
Acquisition-related retention	263.6	164.9	167.2
Other acquisition-related expenses	107.0	70.4	73.3
Amortization of intangible assets	338.2	341.1	282.0
Impairment of intangible assets	389.2	—	—
Special termination benefits	75.8	63.2	8.2
Net losses (gains) on deferred compensation plan investments not offset by compensation and benefits expense	(13.9)	(15.5)	9.0
Unrealized investment losses (gains)	(51.5)	(2.6)	191.9
Interest expense for amortization of debt premium	(24.4)	(25.4)	(25.2)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	3.5	0.1	1.4
Net income tax expense of adjustments	(271.7)	(154.8)	(143.9)
Adjusted net income	$1,276.7	$1,332.2	$1,855.6

Diluted earnings per share	$0.85	$1.72	$2.53
Adjusted diluted earnings per share	2.39	2.60	3.63
__________________
1The impact of consolidated investment products is summarized as follows:

(in millions)	2024	2023	2022
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(47.4)	$(37.5)	$(48.2)
Other income, net	104.5	88.8	24.2
Less: income (loss) attributable to noncontrolling interests	53.2	59.3	(24.2)
Net income (loss)	$3.9	$(8.0)	$0.2
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Operating cash flows	$971.3	$1,089.2	$1,956.7
Investing cash flows	(2,423.7)	(3,610.3)	(3,329.2)
Financing cash flows	1,415.6	2,106.7	1,585.0
Net cash provided by operating activities decreased in fiscal year 2024 primarily due to lower net income adjusted for non-cash items, partially offset by lower net purchases of investments by CIPs. Net cash used in investing activities decreased as compared to the prior year primarily due to lower cash paid for acquisitions in the current year, lower net purchases of investments by collateralized loan obligations (“CLOs”) and net liquidations of our investments as compared to net purchases in the prior year, partially offset by higher payments of deferred consideration liabilities in the current year. Net cash provided by financing activities decreased as compared to the prior year primarily due to net payments on repurchase agreements in the current year as compared to net proceeds in the prior year and lower net subscriptions in CIPs by noncontrolling interest.

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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2024	2023	2022
Assets
Cash and cash equivalents	$3,261.1	$3,592.8	$4,086.8
Receivables	1,261.6	1,181.7	1,130.8
Investments	1,141.7	1,098.8	830.0
Total Liquid Assets	$5,664.4	$5,873.3	$6,047.6

Liability
Debt	$2,780.3	$3,052.8	$3,376.4
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2024 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At September 30, 2024, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,586.9 million. At September 30, 2024, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates from 4.750% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,193.4 million. On July 15, 2024, we repaid all of the outstanding $250.0 million 3.950% senior notes due July 2024 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.9 million.
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

We maintain an $800.0 million 5-year revolving credit facility that contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. This facility remains undrawn as of the time of this filing. We were in compliance with all debt covenants at September 30, 2024.
At September 30, 2024, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business including through acquisitions, pay stockholder dividends, invest in our products, pay income taxes and expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, and repay and service debt. While we expect to continue to repurchase shares to offset dilution from stock-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment teams and operations.
In the ordinary course of business, we enter into contracts or purchase obligations with third parties whereby the third parties provide goods or services to or on behalf of the Company. Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and are recorded as liabilities in the consolidated financial statements when services are provided. At September 30, 2024, we had $1,080.7 million of purchase obligations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $1.24 per share ($0.31 per share per quarter) in fiscal year 2024, and of $1.20 per share ($0.30 per share per quarter) in fiscal year 2023. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During fiscal years 2024 and 2023, we repurchased 12.0 million and 9.6 million shares of our common stock at a cost of $274.4 million and $256.3 million. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At September 30, 2024, 29.9 million shares remained available for repurchase under the authorization approved by our Board of Directors.
While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. At September 30, 2024, we had $227.0 million of committed capital contributions which relate to commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the consolidated balance sheet.
On January 1, 2024, we acquired Putnam from Great-West for 31.6 million shares of our common stock, cash consideration paid at closing of $221.7 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million paid on July 1, 2024. The cash consideration paid at closing and the deferred consideration payment was funded from existing cash. In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.
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

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during fiscal year 2024 or 2023.
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
We are the primary beneficiary of a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Investment management fees earned from VIEs are excluded from the primary beneficiary determination if they are deemed to be at market and commensurate with service. The key assumption used in the analysis includes the amount of AUM. These estimates and assumptions are subject to variability. For example, AUM is impacted by market volatility and the level of sales, redemptions, distributions to investors and reinvested distributions. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact VIEs’ economic performance and the obligation to absorb losses of or right to receive benefits from VIEs that could potentially be significant to the VIEs. As of September 30, 2024, we were the primary beneficiary of 68 investment product VIEs.
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

Intangible assets acquired in business combinations consist primarily of investment management contracts and trade names. The fair values of the acquired management contracts are based on the net present value of estimated future cash flows attributable to the contracts, which include significant assumptions about the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate. The fair value of trade names is determined using the relief from royalty method based on net present value of estimated future cash flows, which include significant assumptions about royalty rate, revenue growth rate, discount rate and effective tax rate. Our estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, may differ from actual results.
Our management contract intangible assets are amortized over their estimated useful lives, which range from three to sixteen years, using the straight-line method, unless the asset is determined to have an indefinite useful life as there is no foreseeable limit on the contract period. Trade names are amortized over their estimated useful lives which range from five to twenty years using the straight-line method.
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
We may first assess goodwill and indefinite-lived intangible assets using qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The qualitative analysis considers entity-specific and macroeconomic factors and their potential impact on key assumptions used in the determination of the fair value of the reporting unit or indefinite-lived intangible asset. A quantitative impairment test is performed if the results of the qualitative assessment indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value or an indefinite-lived intangible asset is impaired, or if a qualitative assessment is not performed. Quantitative tests compare the fair value of the asset to its carrying value.
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
We performed a qualitative annual impairment test for goodwill and all indefinite-lived intangible assets as of August 1, 2024 and concluded it was more likely than not that the fair values of the reporting unit and the indefinite-lived intangible assets exceed their carrying values.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual assessment to determine whether circumstances had changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets might be impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of our impairment assessment as of August 1, 2024. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
On August 21, 2024, the Company and WAM announced developments in ongoing investigations into certain past trading activity at WAM by the SEC and U.S. Department of Justice, after which we experienced accelerated net outflows from certain WAM managed mutual funds. Following these developments and as part of our ongoing year-end review of intangible assets, we determined it no longer was more likely than not that the fair value exceeded the carrying value of indefinite-lived intangible asset related to certain mutual fund contracts managed by WAM. On September 30, 2024, we performed a quantitative impairment test for this intangible asset and recognized a $389.2 million impairment primarily due to decreased AUM resulting from current and projected net client outflows and lower discounted future cash flows generated from these management contracts. The most relevant assumptions used in the test are the AUM growth rates and the discount rate. The AUM growth rates used in the analysis ranged from (19%) to 4% over the forecast period and the discount rate used was 13.0%. The impairment does not impact our liquidity or capital resources.

We performed a sensitivity analysis over the critical assumptions used in the impairment test. An increase or decrease in the AUM growth rate of 100 basis points would result in a change in the impairment charge of approximately $(40) million or $50 million. An increase or a decrease of 50 basis points in the discount rate would result in a change of approximately $40 million or $(30) million in the impairment amount.

Subsequent to August 1, 2024, there were no impairments of goodwill or indefinite-lived assets, other than the identified impairment above, as no events occurred or circumstances changed that would indicate these assets might be impaired.

We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, and expected useful life. We also use a royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. Due to accelerated net outflows in certain WAM managed accounts, the Company revised the remaining useful life of the related definite-lived intangible asset, resulting in a cumulative weighted-average remaining useful life of 5.8 years for all definite-lived intangible assets as of September 30, 2024. There were no impairments of definite-lived intangible assets during fiscal year 2024.

While we believe that the assumptions used to estimate fair value in our impairment tests are reasonable and appropriate, future changes in the assumptions or occurrence of future events could result in recognition of additional impairment. Such events may include, but are not limited to, the impact of the global economic environment on the Company’s AUM, other material negative changes in AUM and related fees, or a significant and sustained decline in our stock price.
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
As of September 30, 2024, Level 3 assets represented 4% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and out of Level 3 during fiscal year 2024.
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
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2024 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 16 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

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
Assuming the respective effective fee rates and asset mix remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees, excluding performance-based investment management fees and asset-based distribution fee revenues. Such a change for the fiscal year ended September 30, 2024 would have resulted in an increase or decrease in operating revenues of $756.7 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in funds that invest in debt securities, which were $2,495.0 million at September 30, 2024. Our exposure to interest rate risks from these investments is mitigated by the low average duration exposure and a broad range of products in various global jurisdictions. We had no exposure to changes in interest rates from debt obligations at September 30, 2024 as all of our outstanding debt was issued at fixed rates.
As of September 30, 2024, we have considered the potential impact of a 100 basis point movement in market interest rates on our investments in funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Indian Rupee, Euro, Pound Sterling and Australian dollar. These assets accounted for 25% of the total cash and cash equivalents and investments at September 30, 2024.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2024 would result in a $109.1 million decrease in accumulated other comprehensive loss and a $6.6 million increase in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2024. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $191.9 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$838.0	$921.8	$754.2
Direct investments in CIPs	1,080.8	1,188.9	972.7
Total	$1,918.8	$2,110.7	$1,726.9

Item 8.    Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2024, 2023 and 2022.

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
On January 1, 2024, Franklin Resources, Inc. completed the acquisition of Putnam Investments (“Putnam”). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Putnam. Putnam represents approximately 8% of the Company’s consolidated total operating revenues for the fiscal year ended September 30, 2024. Putnam assets, excluding associated goodwill and intangible assets, represent approximately 4% of the Company’s consolidated total assets, as of September 30, 2024. The recognition of goodwill and intangible assets is covered by our internal controls over business combinations, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2024.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Putnam Investments from its assessment of internal control over financial reporting as of September 30, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Putnam Investments from our audit of internal control over financial reporting. Putnam Investments total operating revenues and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent 8 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 2024.

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
Realizability of Deferred Tax Assets
As described in Notes 1 and 14 to the consolidated financial statements, the Company had gross deferred tax assets of $1,131.6 million as of September 30, 2024, reduced by a $290.5 million valuation allowance. Management recorded a valuation allowance to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, management considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the realizability of deferred tax assets and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of deferred tax assets and management’s significant assumptions relating to the timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over the completeness and accuracy of data relevant to the analysis, determination of projected sources of taxable income and expected utilization of deferred tax assets. These procedures also included, among others (i) evaluating management’s assessment of the realizability of deferred tax assets and the need for a valuation allowance, (ii) evaluating the reasonableness of management’s significant assumptions related to timing of expiration, projected sources of taxable income, limitations on utilization under the statute and effectiveness of prudent and feasible tax planning strategies, (iii) evaluating the prudence and feasibility of the implementation of available tax planning strategies, and (iv) testing the completeness and accuracy of the underlying data used in management’s assessment of the realizability of deferred tax assets.

Valuation of the Investment Management Contracts Classified as Indefinite-Lived Intangible Assets in the Putnam Acquisition
As described in Notes 1 and 3 to the consolidated financial statements, on January 1, 2024, the Company acquired Putnam Investments. The estimated fair value amounts recognized for the indefinite-lived intangible assets acquired amounted to $557.2 million. Intangible assets acquired in business combinations consist primarily of investment management contracts and trade names. Fair value of the acquired management contracts are based on the net present value (NPV) of estimated future cash flows attributable to the contracts, which includes significant assumptions about the assets under management (AUM) growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate.
The principal considerations for our determination that performing procedures relating to the valuation of the investment management contracts classified as indefinite-lived intangible assets in the Putnam acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the AUM growth rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the investment management contracts classified as indefinite-lived intangible assets in the Putnam acquisition, including controls over development of the AUM growth rate and discount rate assumptions. These procedures also included, among others, (i) reading the purchase agreement and evaluating management’s identification of the indefinite-lived intangible assets, (ii) testing management’s process for identifying and developing the fair value estimate of the indefinite-lived intangible assets acquired; (iii) evaluating the appropriateness of the NPV method, (iv) testing the completeness, accuracy, relevance and reliability of underlying data used in the NPV method, (v) evaluating the reasonableness of management’s significant assumption related to the AUM growth rate, which involved considering industry knowledge and data, current and past performance of the contracts, and consistency with evidence obtained in other areas of the audit, and; (vi) involving professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the discount rate assumption.
Valuation of the Indefinite-Lived Intangible Asset Associated with the Mutual Fund Contracts Managed by Western Asset Management
As described in Notes 1 and 9 to the consolidated financial statements, the carrying value of the indefinite-lived intangible related to the mutual fund contracts managed by Western Asset Management (WAM) was $650.0 million as of September 30, 2024, net of an impairment of $389.2 million recognized during 2024. These indefinite-lived intangible assets are tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying value. The fair value of the indefinite-lived intangible asset was based on the NPV of estimated future cash flows attributable to the contracts, which include significant assumptions about the AUM growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate.
The principal considerations for our determination that performing procedures relating to the valuation of the indefinite-lived intangible asset associated with the mutual fund contracts managed by WAM is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the mutual fund contracts managed by WAM; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the AUM growth rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the indefinite-lived intangible asset associated with the mutual fund contracts managed by WAM, including controls over development of the AUM growth rate and discount rate assumptions. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the mutual fund contracts managed by WAM, (ii) evaluating the appropriateness of the NPV method, (iii) testing the completeness, accuracy, relevance and reliability of underlying data used in the NPV method, and (iv) evaluating the reasonableness of management’s significant assumption related to the AUM growth rate by considering industry knowledge and data, current and past performance of the mutual fund contracts managed by WAM, and consistency with evidence obtained in other areas of the audit; and (v) involving professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 12, 2024
We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2024	2023	2022
Operating Revenues
Investment management fees	$6,822.2	$6,452.9	$6,616.8
Sales and distribution fees	1,381.0	1,203.7	1,415.0
Shareholder servicing fees	229.3	152.7	193.0
Other	45.5	40.1	50.5
Total operating revenues	8,478.0	7,849.4	8,275.3
Operating Expenses
Compensation and benefits	3,831.1	3,494.0	3,089.8
Sales, distribution and marketing	1,863.1	1,613.1	1,845.6
Information systems and technology	620.1	505.0	500.2
Occupancy	325.4	228.9	218.9
Amortization of intangible assets	338.2	341.1	282.0
Impairment of intangible assets	389.2	—	—
General, administrative and other	703.3	565.0	564.9
Total operating expenses	8,070.4	6,747.1	6,501.4
Operating Income	407.6	1,102.3	1,773.9
Other Income (Expenses)
Investment and other income, net	395.5	262.3	91.1
Interest expense	(97.2)	(123.7)	(98.2)
Investment and other income (losses) of consolidated investment products, net	149.9	115.8	(17.7)
Expenses of consolidated investment products	(32.6)	(18.7)	(19.7)
Other income (expenses), net	415.6	235.7	(44.5)
Income before taxes	823.2	1,338.0	1,729.4
Taxes on income	215.3	312.3	396.2
Net income	607.9	1,025.7	1,333.2
Less: net income (loss) attributable to
Redeemable noncontrolling interests	127.9	135.5	(46.9)
Nonredeemable noncontrolling interests	15.2	7.4	88.2
Net Income Attributable to Franklin Resources, Inc.	$464.8	$882.8	$1,291.9

Earnings per Share
Basic	$0.85	$1.72	$2.53
Diluted	0.85	1.72	2.53
.

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Net Income	$607.9	$1,025.7	$1,333.2
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	89.8	112.8	(244.6)
Net unrealized gains (losses) on defined benefit plans, net of tax	0.1	(1.3)	0.8
Net unrealized gains (losses) on investments, net of tax	(0.1)	0.2	0.4
Total other comprehensive income (loss)	89.8	111.7	(243.4)
Total comprehensive income	697.7	1,137.4	1,089.8
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	127.9	135.5	(46.9)
Nonredeemable noncontrolling interests	15.2	7.4	88.2
Comprehensive Income Attributable to Franklin Resources, Inc.	$554.6	$994.5	$1,048.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2024	2023
Assets
Cash and cash equivalents	$3,309.5	$3,686.4
Receivables	1,479.1	1,348.4
Investments (including $838.0 and $872.8 at fair value at September 30, 2024 and 2023)	2,338.4	2,222.0
Assets of consolidated investment products
Cash and cash equivalents	1,099.4	716.0
Investments, at fair value	11,034.9	9,637.2
Property and equipment, net	946.4	800.1
Goodwill	6,211.4	6,003.8
Intangible assets, net	4,802.1	4,902.2
Operating lease right-of-use assets	823.3	406.3
Other	420.0	398.8
Total Assets	$32,464.5	$30,121.2

Liabilities
Compensation and benefits	$1,801.3	$1,665.1
Accounts payable and accrued expenses	551.5	530.0
Income taxes	406.4	513.5
Debt	2,780.3	3,052.8
Liabilities of consolidated investment products
Accounts payable and accrued expenses	861.3	349.7
Debt	9,341.5	8,231.8
Deferred tax liabilities	284.9	450.4
Operating lease liabilities	965.1	467.8
Other	907.4	1,286.2
Total liabilities	17,899.7	16,547.3
Commitments and Contingencies (Note 16)
Redeemable Noncontrolling Interests	1,321.8	1,026.1
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 523,596,548 and 495,937,891 shares issued and outstanding at September 30, 2024 and 2023	52.4	49.6
Capital in excess of par	947.6	—
Retained earnings	11,927.6	12,376.6
Accumulated other comprehensive loss	(419.5)	(509.3)
Total Franklin Resources, Inc. stockholders’ equity	12,508.1	11,916.9
Nonredeemable noncontrolling interests	734.9	630.9
Total stockholders’ equity	13,243.0	12,547.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$32,464.5	$30,121.2
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2024, 2023 and 2022	Shares	Amount
Balance at October 1, 2021	501.8	$50.2	$—	$11,550.8	$(377.6)	$11,223.4	$587.2	$11,810.6
Net income				1,291.9		1,291.9	88.2	1,380.1
Other comprehensive loss					(243.4)	(243.4)		(243.4)
Dividends declared on common stock ($1.16 per share)				(585.2)		(585.2)		(585.2)
Repurchase of common stock	(6.5)	(0.6)	(231.4)	51.2		(180.8)		(180.8)
Issuance of common stock	4.3	0.4	171.4			171.8		171.8
Stock-based compensation			60.0			60.0		60.0
Net subscriptions and other				—		—	24.7	24.7
Net deconsolidation of investment products							(25.7)	(25.7)
Acquisitions							149.9	149.9
Adjustment to fair value of redeemable noncontrolling interests				(263.1)		(263.1)		(263.1)
Balance at September 30, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				882.8		882.8	7.4	890.2
Other comprehensive income					111.7	111.7		111.7
Dividends declared on common stock ($1.20 per share)				(611.4)		(611.4)		(611.4)
Repurchase of common stock	(9.6)	(1.0)	(205.5)	(49.8)		(256.3)		(256.3)
Issuance of common stock	5.9	0.6	214.5			215.1		215.1
Stock-based compensation			(9.0)			(9.0)		(9.0)
Net subscriptions and other				—		—	159.8	159.8
Net deconsolidation of investment products							(360.6)	(360.6)
Adjustment to fair value of redeemable noncontrolling interests				109.4		109.4		109.4
Balance at September 30, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income				464.8		464.8	15.2	480.0
Other comprehensive income					89.8	89.8		89.8
Dividends declared on common stock ($1.24 per share)				(670.1)		(670.1)		(670.1)
Repurchase of common stock	(12.0)	(1.2)	(281.2)	8.0		(274.4)		(274.4)
Issuance of common stock	8.1	0.8	230.8			231.6		231.6
Stock-based compensation			61.1			61.1		61.1
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other				—		—	108.7	108.7
Net deconsolidation of investment products							(45.7)	(45.7)
Adjustment to fair value of redeemable noncontrolling interests				(251.7)		(251.7)		(251.7)
Balance at September 30, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Net Income	$607.9	$1,025.7	$1,333.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	246.1	182.6	208.2
Amortization of deferred sales commissions	62.0	50.0	64.8
Depreciation and other amortization	116.5	104.3	95.8
Amortization of intangible assets	338.2	341.1	282.0
Impairment of intangible asset	389.2	—	—
Net (gains) losses on investments	(57.6)	(39.5)	75.4
Income from investments in equity method investees	(137.5)	(45.4)	(36.2)
Net losses on investments of consolidated investment products	24.9	120.4	95.1
Net purchase of investments by consolidated investment products	(520.2)	(829.4)	(355.9)
Deferred income taxes	(124.6)	41.5	98.0
Other	172.2	73.2	25.1
Changes in operating assets and liabilities:
Increase in receivables and other assets	(111.8)	(63.2)	(86.7)
Decrease (increase) in investments, net	9.4	2.8	(3.7)
Increase in accrued compensation and benefits	86.5	128.9	281.7
Decrease in income taxes payable	(93.4)	(1.1)	(180.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3.9	(4.5)	64.8
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(40.4)	1.8	(4.8)
Net cash provided by operating activities	971.3	1,089.2	1,956.7
Purchase of investments	(1,127.7)	(757.8)	(926.4)
Liquidation of investments	1,406.8	608.6	1,026.4
Purchase of investments by consolidated collateralized loan obligations	(6,310.0)	(4,364.1)	(3,991.7)
Liquidation of investments by consolidated collateralized loan obligations	4,250.7	1,834.1	1,948.8
Additions of property and equipment, net	(177.1)	(148.8)	(90.3)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	175.1	(500.5)	(1,354.7)
Payments of contingent consideration asset	—	9.8	19.9
Payments of deferred consideration liability	(534.9)	(241.8)	—
Net (deconsolidation) consolidation of investment products	(106.6)	(49.8)	38.8
Net cash used in investing activities	(2,423.7)	(3,610.3)	(3,329.2)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Issuance of common stock	$20.8	$23.3	$25.1
Dividends paid on common stock	(656.4)	(607.3)	(583.1)
Repurchase of common stock	(274.4)	(256.3)	(180.8)
Proceeds from repurchase agreement	5.3	174.8	—
Payments on repurchase agreement	(81.1)	—	—
Payments on debt	(250.0)	(300.0)	(300.0)
Proceeds from loan	—	—	300.0
Proceeds from debt of consolidated investment products	4,346.7	3,539.9	4,884.4
Payments on debt by consolidated investment products	(1,912.9)	(1,105.0)	(2,745.8)
Payments on contingent consideration liabilities	(22.8)	(7.6)	(14.8)
Noncontrolling interests	240.4	644.9	200.0
Net cash provided by financing activities	1,415.6	2,106.7	1,585.0
Effect of exchange rate changes on cash and cash equivalents	43.3	34.3	(77.2)
Increase (decrease) in cash and cash equivalents	6.5	(380.1)	135.3
Cash and cash equivalents, beginning of year	4,402.4	4,782.5	4,647.2
Cash and Cash Equivalents, End of Year	$4,408.9	$4,402.4	$4,782.5

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$435.7	$233.2	$467.5
Cash paid for interest	113.4	121.9	133.3
Cash paid for interest by consolidated investment products	694.2	379.2	148.2

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
During the quarter ended March 31, 2024, the Company identified that it did not eliminate the investment income from certain consolidated limited partnerships for the fiscal year ended September 30, 2023 (“fiscal year 2023”) resulting in offsetting adjustments to investment and other income, net and net income attributable to nonredeemable noncontrolling interest. The Company is not entitled to the economic returns associated with the underlying investments held by these limited partnerships.
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
The impact on the consolidated statements of income for the fiscal year ended September 30, 2023 is as follows:

(in millions)	As Reported	Adjustments	As Revised
Operating Income	$1,102.3	$—	$1,102.3
Other income, net
Investment and other income, net	340.0	(77.7)	262.3
Other income, net	313.4	(77.7)	235.7
Income before taxes	1,415.7	(77.7)	1,338.0
Net income	1,103.4	(77.7)	1,025.7
Less: net income (loss) attributable to nonredeemable noncontrolling interest	85.1	(77.7)	7.4
Net Income Attributable to Franklin Resources, Inc.	882.8	—	882.8
The impact on the consolidated statement of cash flows for the fiscal year ended September 30, 2023 is as follows:

(in millions)	As Reported	Adjustments	As Revised
Net cash provided by (used in) operating activities	$1,138.7	$(49.5)	$1,089.2
Net cash used in investing activities	(3,582.1)	(28.2)	(3,610.3)
Net cash provided by financing activities	2,029.0	77.7	2,106.7
Decrease in cash and cash equivalents	(380.1)	—	(380.1)

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
Definite-lived intangible assets are tested for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate and expected useful lives as well as royalty rate for trade names intangible assets. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type.
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
Quoted market prices may be adjusted if events occur, such as global market fluctuations, issuer specific news, economic and geopolitical events, natural disasters, and governmental actions. A pricing vendor is engaged to provide a valuation factor, which represents an estimate as to how much a specific investment value would have changed between the time that the investment stopped trading in its local market and the time that the fund’s NAV was determined. The price adjustments are primarily determined based on third-party factors derived from model-based valuation techniques for which the significant assumptions are observable in the market.
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
Debt of CIPs is carried at amortized cost. The fair value is estimated using a discounted cash flow model that considers current interest rate levels, the quality of the underlying collateral and current economic conditions. Debt of CIPs also included debt of consolidated collateralized loan obligations (“CLOs”) which is measured primarily based on the fair value of the assets of the CLOs less the fair value of the Company’s own economic interests in the CLOs.
Noncontrolling Interests consist of third-party equity interests in CIPs and minority interests in certain subsidiaries. Noncontrolling interests that are redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity at the higher of fair value on reporting date or issuance-date fair value. Changes in fair value of redeemable noncontrolling interest is recognized as an adjustment to retained earnings. Nonredeemable noncontrolling interests are classified as a component of equity. Net income (loss) attributable to third-party investors is reflected as net income (loss) attributable to nonredeemable and redeemable noncontrolling interests in the consolidated statements of income. Subscriptions and redemptions of shares of CIPs by third-party investors are a component of the change in noncontrolling interests included in financing activities in the consolidated statements of cash flows.
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
Shareholder servicing fees are primarily determined based on a contractual margin, or a percentage of AUM on a monthly basis using daily average AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts, while fees from certain investment products are based only on AUM. The fees are recognized as the services are performed over time.
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
Revenue is recorded gross of payments made to third-party providers in the Company’s role as principal as it controls the delegated services provided to customers.
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
Foreign Currency Translation and Transactions. Assets and liabilities of non-U.S. subsidiaries for which the local currency is the functional currency are translated at current exchange rates as of the end of the reporting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income (loss). Transactions denominated in a foreign currency are revalued at the current exchange rate at the transaction date and any related gains and losses are recognized in earnings.
Note 2 – New Accounting Guidance
Accounting Guidance Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing segment reporting guidance. The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. The amendment is effective for the Company on October 1, 2024, and is retrospectively applicable to all prior periods presented in its consolidated financial statements. The Company does not expect the additional disclosure requirements will have a material impact on its consolidated financial statements.
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
In November 2024, the FASB issued new guidance requiring disclosures of additional information and disaggregation of certain expenses included in the income statement. The guidance is effective for the Company on October 1, 2027, and allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact that the adoption will have on its financial statements and has not yet determined its transition approach.

Note 3 – Acquisition
Putnam Investments
On January 1, 2024, the Company acquired Putnam Investments (“Putnam”) from Great-West Lifeco Inc. (“Great-West”) for 31.6 million1 shares of its common stock, cash consideration paid at closing of $221.7 million for investments and other purchase-related amounts, and deferred cash consideration of $100.0 million paid on July 1, 2024. The cash consideration paid at closing and the deferred cash consideration were funded from existing cash. See below for a summary of the total purchase consideration transferred at closing:

(in millions)	Total
Equity consideration[1,2]	$940.1
Cash consideration	221.7
Deferred cash consideration	100.0
Less: Other adjustments[3]	(27.4)
Total Purchase Consideration	$1,234.4
1Excludes shares granted under a deferred compensation program.
2Market price on closing date of $29.79.
3Primarily relates to payments treated as future compensation expense.

Great-West became a long-term shareholder of the Company with an approximate 6.0% stake in the common stock of the Company as of the acquisition date. Shares representing 4.9% of the Company’s outstanding Common Stock at closing are subject to a five-year lock-up. The remaining shares were subject to a 180-day lock-up following the date of closing, which has expired.

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

(in millions)	Initial Estimated Fair Value	Adjustments	Revised Estimated Fair Value
as of January 1, 2024
Cash and cash equivalents	$101.1	$—	$101.1
Receivables	118.9	—	118.9
Investments	111.2	(4.3)	106.9
Assets of consolidated investment products
Cash and cash equivalents	281.4	—	281.4
Investments, at fair value	849.5	—	849.5
Property and equipment	87.1	(5.7)	81.4
Goodwill	189.8	4.7	194.5
Indefinite-lived intangible assets	542.5	14.7	557.2
Definite-lived intangible asset	52.9	4.8	57.7
Operating lease right-of-use assets	109.2	—	109.2
Other assets	20.4	—	20.4
Compensation and benefits	(57.8)	—	(57.8)
Accounts payable and accrued expenses	(40.9)	(11.4)	(52.3)
Liabilities of consolidated investment products
Accounts payable and accrued expenses	(259.6)	—	(259.6)
Debt	(706.8)	—	(706.8)
Operating lease liabilities	(109.2)	—	(109.2)
Other liabilities	(12.1)	—	(12.1)
Redeemable noncontrolling interests	(20.2)	—	(20.2)
Nonredeemable noncontrolling interests	(25.8)	—	(25.8)
Total Identifiable Net Assets	$1,231.6	$2.8	$1,234.4

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

The goodwill is primarily attributable to expected growth opportunities from the combined operations and is expected to be deductible for tax purposes. The definite-lived intangible asset relates to a trade name, which is amortized over its estimated useful life of 10.0 years. Amortization expense related to the trade name was $4.3 million for the fiscal year ended September 30, 2024 (“fiscal year 2024”).

Transaction costs incurred in connection with the acquisition were $19.3 million for fiscal year 2024. These costs are primarily comprised of professional fees, recorded in general, administrative and other expenses. The Company also incurred $152.9 million of acquisition-related compensation and benefits expense during the period, primarily related to the acceleration of expense for historical Putnam compensation arrangements, retention bonuses and termination benefits.

In addition, the Company will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.

Operating revenues of the acquired business from January 1, 2024 through September 30, 2024 were approximately $640 million. Net income is not available to be separately reported due to the ongoing integration of the combined businesses.
Note 4 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2024	2023	2022
Net income attributable to Franklin Resources, Inc.	$464.8	$882.8	$1,291.9
Less: allocation of earnings to participating nonvested stock and stock unit awards	32.6	37.7	54.1
Net Income Available to Common Stockholders	$432.2	$845.1	$1,237.8

Weighted-average shares outstanding – basic	509.5	490.0	488.7
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.8	0.6
Weighted-Average Shares Outstanding – Diluted	510.3	490.8	489.3

Earnings per Share
Basic	$0.85	$1.72	$2.53
Diluted	0.85	1.72	2.53
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were insignificant for fiscal year 2024, fiscal year 2023 and the fiscal year ended September 30, 2022 (“fiscal year 2022”).
Note 5 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2024
Investment management fees	$5,142.8	$862.3	$283.8	$228.1	$305.2	$6,822.2
Sales and distribution fees	979.2	342.8	19.2	39.8	—	1,381.0
Shareholder servicing fees	195.3	31.7	2.2	0.1	—	229.3
Other	40.5	0.7	3.7	—	0.6	45.5
Total	$6,357.8	$1,237.5	$308.9	$268.0	$305.8	$8,478.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2023
Investment management fees	$4,877.1	$803.9	$285.6	$216.2	$270.1	$6,452.9
Sales and distribution fees	847.3	296.0	19.8	40.6	—	1,203.7
Shareholder servicing fees	118.7	31.5	2.2	0.3	—	152.7
Other	37.7	0.8	1.2	—	0.4	40.1
Total	$5,880.8	$1,132.2	$308.8	$257.1	$270.5	$7,849.4

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2022
Investment management fees	$4,926.6	$901.1	$309.6	$246.5	$233.0	$6,616.8
Sales and distribution fees	997.7	341.8	25.5	50.0	—	1,415.0
Shareholder servicing fees	153.8	36.0	1.4	0.2	1.6	193.0
Other	48.1	1.0	0.7	0.5	0.2	50.5
Total	$6,126.2	$1,279.9	$337.2	$297.2	$234.8	$8,275.3
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 82%, 82% and 81% of the Company’s total operating revenues for the fiscal years 2024, 2023 and 2022.
Note 6 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2024	2023
Investments, at fair value
Sponsored funds and separate accounts	$509.1	$630.5
Investments related to long-term incentive plans	271.6	191.6
Other equity and debt investments	57.3	50.7
Total investments, at fair value	838.0	872.8
Investments in equity method investees	1,219.7	1,089.2
Other investments	280.7	260.0
Total	$2,338.4	$2,222.0
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of September 30, 2024, other liabilities includes repurchase agreements of $111.4 million with investments of $121.7 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2037.

Note 7 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 11 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Investments, at fair value
Sponsored funds and separate accounts	$306.3	$157.4	$5.2	$40.2	$509.1
Investments related to long-term incentive plans	242.5	—	—	29.1	271.6
Other equity and debt investments	4.1	11.1	2.6	39.5	57.3
Total Assets Measured at Fair Value	$552.9	$168.5	$7.8	$108.8	$838.0

Liabilities
Securities sold short	$178.1	$—	$—	$—	$178.1
Contingent consideration liabilities	—	—	28.2	—	28.2
Total Liabilities Measured at Fair Value	$178.1	$—	$28.2	$—	$206.3

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Investments, at fair value
Sponsored funds and separate accounts	$356.5	$211.9	$18.5	$43.6	$630.5
Investments related to long-term incentive plans	168.2	—	—	23.4	191.6
Other equity and debt investments	3.4	11.3	3.3	32.7	50.7
Total Assets Measured at Fair Value	$528.1	$223.2	$21.8	$99.7	$872.8

Liabilities
Securities sold short	$158.3	$—	$—	$—	$158.3
Contingent consideration liabilities	—	—	55.0	—	55.0
Total Liabilities Measured at Fair Value	$158.3	$—	$55.0	$—	$213.3

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity, private real estate funds and alternatives. These investments were as follows:

(in millions)
as of September 30,	2024	2023
Nonredeemable investments[1]
Investments with known liquidation periods	$32.4	$32.1
Investments with unknown liquidation periods	16.1	17.4

Redeemable investments[2]	60.3	50.2

Unfunded commitments	14.0	43.1
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 1.9 years and 2.9 years at September 30, 2024 and 2023.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2024		2023
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$3,309.5	$3,309.5	$3,686.4	$3,686.4
Other investments
Time deposits	2	9.8	9.8	9.9	9.9
Equity securities	3	270.9	270.9	250.1	250.1

Financial Liability
Debt	2	$2,780.3	$2,387.0	$3,052.8	$2,419.4
Note 8 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2024	2023
Buildings and leasehold improvements	$1,064.3	$932.9	5-35
Software	426.6	379.1	3-10
Equipment and furniture	337.9	366.7	3-10
Land	79.3	78.7	N/A
Total cost	1,908.1	1,757.4
Less: accumulated depreciation and amortization	(961.7)	(957.3)
Property and Equipment, Net	$946.4	$800.1
Depreciation and amortization expense related to property and equipment was $129.9 million, $108.2 million and $108.1 million in fiscal years 2024, 2023 and 2022. The Company recognized no impairment of property and equipment in fiscal years 2024, 2023 and 2022.

Note 9 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2024	2023
Goodwill	$6,211.4	$6,003.8
Indefinite-lived intangible assets	3,851.5	3,672.1
Definite-lived intangible assets, net	950.6	1,230.1
Goodwill and Other Intangible Assets, Net	$11,013.5	$10,906.0
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023
Balance at beginning of year	$6,003.8	$5,778.6
Acquisitions	189.8	152.6
Purchase price allocation adjustment	4.7	62.0
Foreign exchange revaluation	13.1	10.6
Balance at End of Year	$6,211.4	$6,003.8
During fiscal years 2024 and 2023, no impairment of goodwill was recognized.
The Company recognized an impairment of an indefinite-lived intangible asset of $389.2 million during fiscal year 2024 related to Western Asset Management Company (“WAM”) management contracts primarily due to accelerated net outflows from WAM managed funds. The impairment reduced the carrying value of these assets to $650.0 million as of September 30, 2024. The Company recognized insignificant impairments of indefinite-lived intangible assets during fiscal year 2024 and 2023 due to declines in market prices of crypto assets.
Definite-lived intangible assets were as follows:

	2024			2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$1,758.8	$(1,061.8)	$697.0	$1,822.5	$(824.3)	$998.2
Trade names	367.8	(115.9)	251.9	310.1	(82.8)	227.3
Developed software	14.4	(12.7)	1.7	14.4	(9.8)	4.6
Total	$2,141.0	$(1,190.4)	$950.6	$2,147.0	$(916.9)	$1,230.1
No impairment of definite-lived intangible assets was recognized during fiscal years 2024 and 2023.

Definite-lived intangible assets had a weighted-average remaining useful life of 5.8 years at September 30, 2024, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2025	$406.6
2026	170.3
2027	116.1
2028	70.5
2029	20.8
Thereafter	166.3
Total	$950.6
Note 10 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 11 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2024	Effective Interest Rate	2023	Effective Interest Rate
as of September 30,
Debt of Franklin Resources, Inc.
$400 million 2.850% senior notes due March 2025	$400.0	2.97%	$399.9	2.97%
$850 million 1.600% senior notes due October 2030	847.5	1.74%	847.1	1.74%
$350 million 2.950% senior notes due August 2051	348.0	3.00%	347.9	3.00%
Total debt of Franklin Resources, Inc.	1,595.5		1,594.9
Debt of Legg Mason (a subsidiary of Franklin)
$250 million 3.950% senior notes due July 2024	—	N/A	254.7	1.53%
$450 million 4.750% senior notes due March 2026	469.5	1.80%	482.9	1.80%
$550 million 5.625% senior notes due January 2044	723.9	3.38%	730.2	3.38%
Total debt of Legg Mason	1,193.4		1,467.8
Debt issuance costs	(8.6)		(9.9)
Total	$2,780.3		$3,052.8

On July 15, 2024, the Company repaid all of the outstanding $250.0 million 3.950% senior notes due July 2024 issued by Legg Mason at the principal amount plus accrued and unpaid interest of $4.9 million.
At September 30, 2024, the Company had $800.0 million revolving credit available under a 5-year credit facility scheduled to mature on July 25, 2028. As of the time of this filing, there were no borrowings outstanding under the credit facility.
At September 30, 2024, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
At September 30, 2024, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2024, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates with interest payable semi-annually. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason.

The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to another entity. The revolving credit facility contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. The Company was in compliance with all covenants at September 30, 2024.

Note 11 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs. The Company had 77 CIPs, including 22 CLOs, as of September 30, 2024 and 70 CIPs, including 20 CLOs, as of September 30, 2023.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2024	2023
Assets
Cash and cash equivalents	$1,099.4	$716.0
Receivables	217.5	166.7
Investments, at fair value	11,034.9	9,637.2
Total Assets	$12,351.8	$10,519.9

Liabilities
Accounts payable and accrued expenses	$861.3	$349.7
Debt	9,341.5	8,231.8
Other liabilities	39.9	25.1
Total liabilities	10,242.7	8,606.6
Redeemable Noncontrolling Interests	687.8	580.1
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,080.9	1,033.9
Nonredeemable noncontrolling interests	340.4	299.3
Total stockholders’ equity	1,421.3	1,333.2
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$12,351.8	$10,519.9
The CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2024, 2023 and 2022.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Cash and cash equivalents of CLOs	$764.3	$—	$—	$—	$764.3
Receivables of CLOs	—	149.6	—	—	149.6
Investments
Equity and debt securities	229.7	889.4	550.1	187.1	1,856.3
Loans	—	9,178.1	0.5	—	9,178.6
Total Assets Measured at Fair Value	$994.0	$10,217.1	$550.6	$187.1	$11,948.8

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2023
Assets
Cash and cash equivalents of CLOs	$352.3	$—	$—	$—	$352.3
Receivables of CLOs	—	116.7	—	—	116.7
Investments
Equity and debt securities	210.9	642.6	584.9	154.0	1,592.4
Loans	—	8,044.8	—	—	8,044.8
Total Assets Measured at Fair Value	$563.2	$8,804.1	$584.9	$154.0	$10,106.2
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable U.S. equity fund, a redeemable global hedge fund and nonredeemable private debt funds. These investments were as follows:

(in millions)
as of September 30,	2024	2023
Nonredeemable investments[1]
Investments with unknown liquidation periods	$49.0	$21.8

Redeemable investments[2]	138.1	132.2

Unfunded commitments[3]	42.8	—
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $9.9 million based on its ownership percentage in the CIPs, at September 30, 2024. As of September 30, 2023, there were no investments with unfunded commitments.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities
for the fiscal year ended September 30, 2024
Balance at beginning of year	$584.9
Acquisition	29.6
Losses included in investment and other income (losses) of consolidated investment products, net	(80.4)
Purchases	57.2
Sales	(29.8)
Net deconsolidations	(12.5)
Transfers into Level 3	1.1
Balance at End of Year	$550.1
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$(50.9)

(in millions)	Equity and Debt Securities	Real Estate	Loans	Total Level 3 Assets
for the fiscal year ended September 30, 2023
Balance at beginning of year	$555.8	$268.6	$239.4	$1,063.8
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	(47.6)	(9.0)	0.2	(56.4)
Purchases	91.9	86.1	58.4	236.4
Sales	(25.3)	—	(3.3)	(28.6)
Net consolidations (deconsolidations)	10.4	(345.7)	(293.0)	(628.3)
Transfers into Level 3	—	—	3.6	3.6
Transfers out of Level 3	(0.3)	—	(5.3)	(5.6)
Balance at End of Year	$584.9	$—	$—	$584.9
Change in unrealized losses included in net income relating to assets held at end of year	$(46.3)	$—	$—	$(46.3)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$291.6	Market comparable companies	Enterprise value/ Revenue multiple	1.2–22.8 (10.9)
			Discount for lack of marketability	0.1%–10.4% (8.1%)
	214.5	Market pricing	Private sale pricing	$0.01–$1,000.00 ($73.04) per share
			Discount for lack of marketability	9.8%–17.5% (11.5%)
	44.0	Discounted cash flow	Discount rate	6.8%

(in millions)
as of September 30, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$346.0	Market pricing	Private sale pricing	$0.01–$1,000.00 ($23.88) per share
			Discount for lack of marketability	21.9%
	238.9	Market comparable companies	Enterprise value/ Revenue multiple	11.4–13.5 (12.1)
			Discount for lack of marketability	11.2%–13.6% (12.2%)
__________________
1Based on the relative fair value of the instruments.
If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of September 30, 2024, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of September 30, 2024, the resulting fair value of the assets would be lower (higher).
Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2024		2023
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$335.1	$335.1	$363.7	$363.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	9,341.5	9,167.3	8,210.0	8,013.2
Other debt	3	—	—	21.8	8.6
__________________
1Substantially all was Level 2.

Debt
Debt of CIPs consisted of the following:

(in millions) as of September 30,	2024		2023
	Amount	Weighted- Average Effective Interest Rate	Amount	Weighted- Average Effective Interest Rate
Debt of CLOs	$9,341.5	7.36%	$8,210.0	7.12%
Other debt	—	N/A	21.8	6.00%
Total	$9,341.5		$8,231.8
The debt of CIPs had fixed and floating interest rates ranging from 2.39% to 13.73% at September 30, 2024, and from 2.39% to 15.49% at September 30, 2023. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for debt of CIPs at September 30, 2024 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2025	$—
2026	37.6
2027	—
2028	—
2029	—
Thereafter	9,303.9
Total	$9,341.5
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2024	2023
Unpaid principal balance	$9,371.9	$8,317.5
Difference between unpaid principal balance and fair value	(19.8)	(120.7)
Fair Value	$9,352.1	$8,196.8
Investments 90 days or more past due were immaterial at September 30, 2024 and September 30, 2023.
During fiscal years 2024 and 2023, the Company recognized $59.7 million and $19.0 million of net gains related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $9,282.8 million and $8,281.5 million at September 30, 2024 and 2023.

Note 12 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30, 2024, 2023 and 2022	CIPs	Minority Interests	Total

Balance at October 1, 2021	$622.5	$310.5	$933.0
Net income (loss)	(106.1)	59.2	(46.9)
Net subscriptions (distributions) and other	244.5	(49.2)	195.3
Net consolidations	181.3	—	181.3
Adjustment to fair value	—	263.1	263.1
Balance at September 30, 2022	$942.2	$583.6	$1,525.8
Net income	77.4	58.1	135.5
Net subscriptions (distributions) and other	605.5	(86.3)	519.2
Net deconsolidations	(1,045.0)	—	(1,045.0)
Adjustment to fair value	—	(109.4)	(109.4)
Balance at September 30, 2023	$580.1	$446.0	$1,026.1
Net income	80.2	47.7	127.9
Net subscriptions (distributions) and other	213.4	(111.4)	102.0
Net deconsolidations	(206.1)	—	(206.1)
Acquisition	20.2	—	20.2
Adjustment to fair value	—	251.7	251.7
Balance at September 30, 2024	$687.8	$634.0	$1,321.8
Note 13 – Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)
as of September 30,	2024	2023
Investments	$1,074.4	$925.9
Receivables	226.0	206.1
Total	$1,300.4	$1,132.0
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during fiscal years 2024 and 2023.

Note 14 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Current expense
Federal	$212.0	$148.1	$174.6
State	54.0	55.6	45.0
Non-U.S.	73.9	67.1	78.6
Deferred (benefit) expense	(124.6)	41.5	98.0
Total	$215.3	$312.3	$396.2
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
U.S.	$286.3	$819.2	$1,427.2
Non-U.S.	536.9	518.8	302.2
Total	$823.2	$1,338.0	$1,729.4
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2024	2023
Deferred Tax Assets
Capitalized mixed service costs	$162.6	$167.5
Net operating loss and state credit carry-forwards	325.8	331.8
Deferred compensation and benefits	210.5	193.8
Foreign tax credit carry-forwards	81.6	99.0
Operating lease liability	186.4	—
Debt premium	48.6	54.6
Other	116.1	135.7
Total deferred tax assets	1,131.6	982.4
Valuation allowance	(290.5)	(292.9)
Deferred tax assets, net of valuation allowance	841.1	689.5
Deferred Tax Liabilities
Goodwill and other purchased intangibles	800.8	918.0
Right of use asset	160.3	—
Other	88.8	90.0
Total deferred tax liabilities	1,049.9	1,008.0
Net Deferred Tax Liability	$208.8	$318.5

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2024	2023
Other assets	$76.1	$131.9
Deferred tax liabilities	284.9	450.4
Net Deferred Tax Liability	$208.8	$318.5
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
At September 30, 2024, there were $119.1 million of non-U.S. tax effected net operating loss and capital loss carry-forwards which expire between fiscal years 2025 and 2043. In addition, there were $135.8 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2025 and 2044, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $9.4 million, the majority of which will carry-forward indefinitely and $81.6 million of foreign tax credit carry-forwards that expire between fiscal years 2025 and 2029.
The valuation allowance decreased $2.4 million in fiscal year 2024 and increased $34.6 million in fiscal year 2023, primarily related to non-US net operating loss utilization. At September 30, 2024, the valuation allowance of $290.5 million was related to $170.3 million for federal, state, and foreign net operating loss carry-forwards, $65.8 million due to uncertainty of realizing the benefit of foreign tax credits, $32.6 million for capital losses, and $21.8 million for other state deferred taxes.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2024		2023		2022
Federal taxes at statutory rate	$172.9	21.0%	$281.0	21.0%	$363.2	21.0%
State taxes, net of federal tax effect	42.8	5.2%	71.3	5.3%	45.6	2.6%
Tax reserve (release) for audit settlements, net of valuation allowance	0.5	0.1%	(11.4)	(0.9%)	(5.3)	(0.3%)
Effect of net income attributable to noncontrolling interests	(29.7)	(3.6%)	(22.0)	(1.6%)	(8.6)	(0.5%)
Effect of non-U.S. operations	4.0	0.5%	(14.7)	(1.1%)	13.0	0.8%
Capital loss on investments, net of valuation allowance	7.4	0.9%	(8.8)	(0.7%)	—	—
Foreign tax credit valuation allowance release[1]	5.1	0.6%	7.2	0.5%	(20.6)	(1.2%)
Other	12.3	1.5%	9.7	0.8%	8.9	0.5%
Tax Provision	$215.3	26.2%	$312.3	23.3%	$396.2	22.9%
______________
1The Company released a valuation allowance on foreign tax credit in fiscal year 2022 due to additional foreign source income from foreign investments.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Balance at beginning of year	$138.8	$168.7	$184.3
Additions for tax positions of prior years	1.2	6.1	2.5
Reductions for tax positions of prior years	(4.9)	(14.9)	(16.0)
Tax positions related to the current year	12.1	13.3	18.4
Settlements with taxing authorities	(6.6)	(19.9)	(0.4)
Expirations of statute of limitations	(7.1)	(14.5)	(20.1)
Balance at End of Year	$133.5	$138.8	$168.7
If recognized, $132.8 million for 2024, $132.2 million for 2023 and $161.9 million for 2022 would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2024 and 2023 was $23.7 million and $29.5 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2024 and 2023 were $1.6 million and $2.1 million.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2024; Brazil 2008 to 2024; Luxembourg 2019 to 2024; U.K. 2021 to 2024; U.S. federal 2020 to 2024; the City of New York 2019 to 2024; and States of California, Florida, Massachusetts and New York 2020 to 2024.
The Company has ongoing litigation and examinations in various stages, including U.S. federal for the fiscal year ended September 30, 2020, and in the States of California and City of New York, and in Brazil and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2024 could decrease by an estimated $34.5 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.
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

(in millions)	Amount
for the fiscal years ending September 30,
2025	$185.2
2026	231.6
Total	$416.8
Note 15 – Leases
Lessee Arrangements
The Company’s leases generally include one or more options to renew. Lease expense was as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Operating lease cost	$188.3	$124.1	$127.9
Variable lease cost	10.3	5.8	8.3
Finance lease cost	0.8	0.6	0.2
Less: sublease income	(13.1)	(25.0)	(26.7)
Total lease expense	$186.3	$105.5	$109.7

Supplemental cash flow information related to leases was as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$109.6	$125.6	$130.5
ROU assets obtained in exchange for new/modified operating lease liabilities	448.9	45.4	53.4
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities were as follows:

(in millions)
as of September 30,	2024	2023
Weighted-average remaining lease term	11.4 years	8.0 years
Weighted-average discount rate	5.0%	3.2%

The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2025	$42.3
2026	132.9
2027	128.7
2028	118.9
2029	112.3
Thereafter	818.4
Total lease payments	1,353.5
Less: interest	(388.4)
Operating lease liabilities	$965.1
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
The maturities of lease payments due to the Company as of September 30, 2024 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2025	$1.7	$49.9
2026	5.1	48.8
2027	9.1	41.3
2028	8.8	27.9
2029	8.8	28.6
Thereafter	19.1	58.2
Total	$52.6	$254.7
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
By September 2023, all performing securities across the Funds were liquidated and an aggregate of INR 27,508.1 crore (approximately $3.3 billion) was distributed to Fund unitholders, exceeding the aggregate value of the Funds’ AUM at the date of the wind-up announcement, reported above.
Separately, following the completion of a forensic audit/inspection, in late November and early December 2020, SEBI initiated regulatory proceedings by issuing show cause notices against FTAMI, FTTS and certain FTAMI employees (including in their officer or director capacities), alleging certain deficiencies and areas of non-compliance in the management of the Funds. In June 2021, SEBI issued orders against FTAMI, FTTS, and the FTAMI employee respondents, finding violations of certain regulatory provisions, including with respect to similarity in investment strategies among the Funds, calculation of duration and valuation of portfolio securities, deficiencies in documentation relating to investment diligence and investment terms, and portfolio risk management. SEBI’s orders include, as applicable, aggregate monetary penalties of INR 20.0 crore (approximately $2.4 million); disgorgement of investment management and advisory fees, together with interest through the date of SEBI’s order, totaling INR 512.5 crore (approximately $61.7 million), with continuing accrual of 12% interest until paid; and a prohibition on FTAMI from launching new fixed income funds in India for a two-year period. The respondents filed appeals, as well as applications to stay enforcement of SEBI’s orders pending resolution of the appeals, with the Securities Appellate Tribunal (the “SAT”) in India, which stay applications were granted in June and July 2021, subject to respondents’ deposit in escrow of a portion of the ordered penalties for an aggregate deposit made of INR 257.5 crore (approximately $34.7 million). The SAT appeals remain pending and in the interim, SEBI has approved FTAMI’s launch of certain new fixed income funds.
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
Western Asset Management Investigations. Following the launch of an internal investigation focusing on certain trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts, WAM received notification of parallel investigations by the SEC and the DOJ. WAM also received notice of an investigation into these trading activities by the CFTC. As previously disclosed, Ken Leech, the former co-Chief Investment Officer of WAM, received a “Wells Notice” from the staff of the SEC in August 2024 and is now on administrative leave. The Company and WAM are cooperating fully with the government investigations.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2024 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of September 30, 2024.
Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2024, the Company had $227.0 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Stock and stock unit awards	$240.3	$174.7	$200.8
Phantom unit awards	13.8	33.2	13.5
Employee stock investment plan	5.8	7.9	7.4
Total	$259.9	$215.8	$221.7
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In February 2024, the Company’s stockholders approved an amendment and restatement of the USIP increasing the number of shares authorized by 25.0 million shares to a total of 165.0 million shares. There are 23.0 million shares authorized under the EIP. At September 30, 2024, 25.6 million shares and 13.9 million shares were available for grant under the USIP and EIP.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.

Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2024
Nonvested balance at beginning of year	12,782	3,099	15,881	$23.09
Granted	12,312	935	13,247	25.60
Vested	(8,168)	(162)	(8,330)	24.91
Forfeited/canceled	(332)	(558)	(890)	22.24
Nonvested Balance at End of Year	16,594	3,314	19,908	$24.03
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $213.7 million at September 30, 2024. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2024, 2023 and 2022 were $25.60, $22.74 and $34.20 per share. The total fair value of stock and stock unit awards vested during the same periods was $180.4 million, $210.4 million and $147.8 million.
The Company may repurchase shares in connection with vesting of stock and stock unit awards. Also, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 1.0 million shares were issued under the ESIP during fiscal year 2024, and 1.7 million shares were reserved for future issuance at September 30, 2024.
Note 18 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company makes a matching contribution equal to 85% of eligible compensation contributed by participants. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $102.3 million, $93.0 million and $84.9 million for fiscal years 2024, 2023 and 2022.
Note 19 – Segment and Geographic Information
The Company has one operating segment, investment management and related services. See Note 5 – Revenues for total operating revenues disaggregated by geographic location.

(in millions)
as of September 30,	2024	2023
Property and Equipment, Net
United States	$758.4	$640.8
Europe, Middle East and Africa	149.2	124.0
Asia-Pacific	33.5	29.7
Americas excluding United States	5.3	5.6
Total	$946.4	$800.1

Note 20 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2024	2023	2022
Dividend and interest income	$176.9	$159.9	$37.9
Gains (losses) on investments, net	57.6	39.5	(75.4)
Income from investments in equity method investees	137.5	45.4	36.2
Gains (losses) on derivatives, net	(16.2)	(15.1)	20.9
Rental income	43.7	46.3	37.9
Foreign currency exchange (losses) gains, net	(19.9)	(26.7)	40.6
Other, net	15.9	13.0	(7.0)
Investment and Other Income, Net	$395.5	$262.3	$91.1
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2024, 2023 and 2022 were $108.1 million, $66.1 million, and $(128.9) million.

Note 21 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2024, 2023 and 2022
Balance at October 1, 2021	$(370.5)	$(7.1)	$—	$(377.6)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(246.8)	2.3	0.4	(244.1)
Reclassifications to compensation and benefits expense, net of tax	—	(1.5)	—	(1.5)
Reclassifications to net investment and other income, net of tax	2.2	—	—	2.2
Total other comprehensive income (loss)	(244.6)	0.8	0.4	(243.4)
Balance at September 30, 2022	$(615.1)	$(6.3)	$0.4	$(621.0)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	108.5	(0.6)	0.2	108.1
Reclassifications to compensation and benefits expense, net of tax	—	(0.7)	—	(0.7)
Reclassifications to net investment and other income, net of tax	4.3	—	—	4.3
Total other comprehensive income (loss)	112.8	(1.3)	0.2	111.7
Balance at September 30, 2023	$(502.3)	$(7.6)	$0.6	$(509.3)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	89.8	(0.3)	(0.1)	89.4
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Total other comprehensive income (loss)	89.8	0.1	(0.1)	89.8
Balance at September 30, 2024	$(412.5)	$(7.5)	$0.5	$(419.5)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On January 1, 2024, Franklin Resources, Inc. completed the acquisition of Putnam Investments (“Putnam”). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for one year following the acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Putnam. Putnam represents approximately 8% of the Company’s consolidated total operating revenues for the fiscal year ended September 30, 2024. Putnam assets, excluding associated goodwill and intangible assets, represent approximately 4% of the Company’s consolidated total assets, as of September 30, 2024. The recognition of goodwill and intangible assets is covered by our internal controls over business combinations, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2024.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 with respect to executive officers of Franklin is contained at the end of Part I of this Annual Report under the heading “Information About Our Executive Officers.”
Code of Ethics. Franklin has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to Franklin’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of Franklin and its subsidiaries and affiliates. A copy of the Code of Ethics is filed as an exhibit to this Annual Report and is posted on our website at www.franklinresources.com under “Corporate Governance.” A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for Franklin’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Insider Trading Policy. Franklin has adopted an insider Trading Blackout Policy (the “Trading Blackout Policy”) that applies to all designated executive officers, directors, employees and temporary employees of Franklin and our subsidiaries and affiliates. The Trading Blackout Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of Franklin’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. The Trading Blackout Policy addresses the implementation of certain trading blackout periods in Franklin’ securities (including common stock, debt, options and other related derivative securities) for covered persons. A copy of the Trading Blackout Policy is filed as an exhibit to this Annual Report.
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1: Election of Directors” and “Information about the Board and its Committees – The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2024 (“2025 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2025 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”
For the quarter ended March 31, 2024, Franklin revised the comparative prior period amounts included in the consolidated statements of income, consolidated statements of stockholders’ equity, consolidated statements of cash flows, and related footnote disclosures. Franklin determined this did not result in a material misstatement to its previously issued consolidated financial statements, and that there was no impact on operating income, net income attributable to Franklin, earnings per share, total assets, total liabilities, retained earnings, total shareholders’ equity, or the financial results attributable to Franklin’s shareholders. Franklin concluded that there was no erroneously awarded executive compensation requiring recovery under Franklin’s Executive Compensation Clawback Policy because the revised prior period amounts did not impact any metric used in determining executive compensation.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2025 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2025 Proxy Statement titled “Proposal No. 1: Election of Directors – General,” “Corporate Governance – Director Independence Standards” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2025 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

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

4.11	Registrant Parent Guarantee dated August 2, 2021, incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (File No. 001-09318)
4.12
Officer’s Certificate, dated August 12, 2021 (inclusive of the form of additional note of Registrant’s 1.600% Notes due 2030 and form of note of Registrant’s 2.950% Notes due 2051), incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 12, 2021 (File No. 011-09318)

4.13	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)
10.1
Credit Agreement, dated as of July 25, 2023, between Registrant, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 28, 2023 (File No. 001-09318)

10.2	Non-Employee Director Compensation as of October 21, 2024 (filed herewith)*
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
10.9
2023 Restricted Fund Unit Plan (effective October 18, 2023), incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.10
Amended and Restated Deferred Compensation Fund Plan (as amended and restated effective August 15, 2023), incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.11
Legg Mason, Inc. Amended and Restated Deferred Compensation Fund Plan (as amended and restated effective October 6, 2023), incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.12
ClearBridge Investments, LLC Deferred Incentive Plan (as amended and restated effective February 10, 2023), incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.13	Representative Form of Restrictive Covenants to Award Agreement for certain awards to executive officers of Registrant (filed herewith)*
10.14
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (File No. 001-09318)*

Exhibit No.	Description
10.15
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (File No. 001-09318)*

10.16
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.17
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.18	Code of Ethics and Business Conduct dated as of October 21, 2024 (filed herewith)
10.19	Trading Blackout Policy dated as of December 11, 2012 (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Executive Compensation Clawback Policy of Registrant, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2023 (File No. 001-09318)*
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 12, 2024	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 12, 2024	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita, Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 12, 2024	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Matthew Nicholls
Matthew Nicholls, Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 12, 2024	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 12, 2024	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 12, 2024	By:	/s/ Alexander S. Friedman
Alexander S. Friedman, Director

Date:	November 12, 2024	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 12, 2024	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 12, 2024	By:	/s/ John Y. Kim
John Y. Kim, Director

Date:	November 12, 2024	By:	/s/ Karen M. King
Karen M. King, Director

Date:	November 12, 2024	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 12, 2024	By:	/s/ John W. Thiel
John W. Thiel, Director

Date:	November 12, 2024	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 12, 2024	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director