Form 10-Q
period 2024-12-31
FRANKLIN RESOURCES INC
filed 2025-01-31
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 23, 2025: 525,397,977.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2024	2023
Operating Revenues
Investment management fees	$1,799.3	$1,652.2
Sales and distribution fees	375.5	296.4
Shareholder servicing fees	63.5	32.5
Other	13.3	10.0
Total operating revenues	2,251.6	1,991.1
Operating Expenses
Compensation and benefits	991.4	968.3
Sales, distribution and marketing	512.3	400.8
Information systems and technology	156.0	131.0
Occupancy	75.1	66.7
Amortization of intangible assets	112.6	85.8
General, administrative and other	185.2	132.0
Total operating expenses	2,032.6	1,784.6
Operating Income	219.0	206.5
Other Income (Expenses)
Investment and other income, net	10.5	173.2
Interest expense	(23.1)	(18.8)
Investment and other income (losses) of consolidated investment products, net	114.1	(23.8)
Expenses of consolidated investment products	(7.3)	(5.9)
Other income, net	94.2	124.7
Income before taxes	313.2	331.2
Taxes on income	81.1	74.9
Net income	232.1	256.3
Less: net income (loss) attributable to
Redeemable noncontrolling interests	49.6	9.5
Nonredeemable noncontrolling interests	18.9	(4.5)
Net Income Attributable to Franklin Resources, Inc.	$163.6	$251.3

Earnings per Share
Basic	$0.29	$0.50
Diluted	0.29	0.50

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2024	2023
Net Income	$232.1	$256.3
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(105.1)	59.1
Net unrealized gains (losses) on defined benefit plans, net of tax	0.3	(0.1)
Total other comprehensive income (loss)	(104.8)	59.0
Total comprehensive income	127.3	315.3
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	49.6	9.5
Nonredeemable noncontrolling interests	18.9	(4.5)
Comprehensive Income Attributable to Franklin Resources, Inc.	$58.8	$310.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$2,808.0	$3,309.5
Receivables	1,393.8	1,479.1
Investments (including $806.9 and $838.0 at fair value at December 31, 2024 and September 30, 2024)	2,392.5	2,338.4
Assets of consolidated investment products
Cash and cash equivalents	837.1	1,099.4
Investments, at fair value	11,897.4	11,034.9
Property and equipment, net	977.7	946.4
Goodwill	6,193.9	6,211.4
Intangible assets, net	4,677.3	4,802.1
Operating lease right-of-use assets	795.1	823.3
Other	417.2	420.0
Total Assets	$32,390.0	$32,464.5

Liabilities
Compensation and benefits	$1,131.8	$1,801.3
Accounts payable and accrued expenses	585.0	551.5
Income taxes	461.4	406.4
Debt	2,775.8	2,780.3
Liabilities of consolidated investment products
Accounts payable and accrued expenses	861.2	861.3
Debt	9,055.3	9,341.5
Deferred tax liabilities	279.8	284.9
Operating lease liabilities	946.2	965.1
Other	953.8	907.4
Total liabilities	17,050.3	17,899.7
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	2,106.0	1,321.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 523,967,899 and 523,596,548 shares issued and outstanding at December 31, 2024 and September 30, 2024	52.4	52.4
Capital in excess of par	1,014.9	947.6
Retained earnings	11,919.1	11,927.6
Accumulated other comprehensive loss	(524.3)	(419.5)
Total Franklin Resources, Inc. stockholders’ equity	12,462.1	12,508.1
Nonredeemable noncontrolling interests	771.6	734.9
Total stockholders’ equity	13,233.7	13,243.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$32,390.0	$32,464.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2024	Shares	Amount
Balance at October 1, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				163.6		163.6	18.9	182.5
Other comprehensive loss					(104.8)	(104.8)		(104.8)
Dividends declared on common stock ($0.32 per share)				(173.6)		(173.6)		(173.6)
Repurchase of common stock	(0.3)	—	(5.8)	—		(5.8)		(5.8)
Issuance of common stock	0.7	—	21.5			21.5		21.5
Stock-based compensation			51.6			51.6		51.6
Net subscriptions and other							13.1	13.1
Net consolidation of investment products							4.7	4.7
Adjustment to fair value of redeemable noncontrolling interests				1.5		1.5		1.5
Balance at December 31, 2024	524.0	$52.4	$1,014.9	$11,919.1	$(524.3)	$12,462.1	$771.6	$13,233.7

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2023	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income (loss)				251.3		251.3	(4.5)	246.8
Other comprehensive income					59.0	59.0		59.0
Dividends declared on common stock ($0.31 per share)				(167.6)		(167.6)		(167.6)
Repurchase of common stock	(2.4)	(0.2)	(66.6)	8.0		(58.8)		(58.8)
Issuance of common stock	1.2	0.1	26.7			26.8		26.8
Stock-based compensation			39.9			39.9		39.9
Net subscriptions and other							9.6	9.6
Adjustment to fair value of redeemable noncontrolling interests				(65.9)		(65.9)		(65.9)
Balance at December 31, 2023	494.7	$49.5	$—	$12,402.4	$(450.3)	$12,001.6	$636.0	$12,637.6
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2024	2023
Net Income	$232.1	$256.3
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	73.2	66.8
Amortization of deferred sales commissions	20.2	13.4
Depreciation and other amortization	30.2	25.7
Amortization of intangible assets	112.6	85.8
Net losses (gains) on investments	57.1	(60.1)
Losses (income) from investments in equity method investees	7.6	(56.9)
Net (gains) losses on investments of consolidated investment products	(87.2)	66.0
Net purchase of investments by consolidated investment products	(83.9)	(147.5)
Deferred income taxes	1.6	(57.7)
Other	31.6	31.6
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	10.2	(36.7)
Decrease in investments, net	1.1	0.2
Decrease in accrued compensation and benefits	(654.3)	(508.0)
Increase in income taxes payable	55.0	107.9
Increase (decrease) in accounts payable, accrued expenses and other liabilities	95.0	(39.7)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(47.3)	1.0
Net cash used in operating activities	(145.2)	(251.9)
Purchase of investments	(458.0)	(267.4)
Liquidation of investments	168.4	317.6
Purchase of investments by consolidated collateralized loan obligations	(1,291.1)	(794.0)
Liquidation of investments by consolidated collateralized loan obligations	1,001.1	697.0
Additions of property and equipment, net	(71.8)	(19.5)
Payments of deferred consideration liability	—	(60.8)
Net deconsolidation of investment products	(5.1)	(10.5)
Net cash used in investing activities	(656.5)	(137.6)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2024	2023
Dividends paid on common stock	$(166.2)	$(155.7)
Repurchase of common stock	(5.8)	(58.8)
Proceeds from repurchase agreement	38.9	—
Payments on repurchase agreement	(29.6)	—
Proceeds from debt of consolidated investment products	794.4	39.8
Payments on debt of consolidated investment products	(714.9)	(22.0)
Payments on contingent consideration liabilities	(0.7)	—
Noncontrolling interests	171.8	37.7
Net cash provided by (used in) financing activities	87.9	(159.0)
Effect of exchange rate changes on cash and cash equivalents	(50.0)	25.7
Decrease in cash and cash equivalents	(763.8)	(522.8)
Cash and cash equivalents, beginning of period	4,408.9	4,402.4
Cash and Cash Equivalents, End of Period	$3,645.1	$3,879.6

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$27.9	$26.8
Cash paid for interest	9.9	10.6
Cash paid for interest by consolidated investment products	202.0	161.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“fiscal year 2024”).
Note 2 – New Accounting Guidance
Accounting Guidance Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing segment reporting guidance. The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. The Company will adopt the annual disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2025 and interim disclosure in its Quarterly report on Form 10-Q for the quarter ending December 31, 2025.
There were no other significant updates to the new accounting guidance that the Company has not yet adopted as disclosed in its Form 10-K for fiscal year 2024.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2024	2023
Net income attributable to Franklin Resources, Inc.	$163.6	$251.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	15.4	9.7
Net Income Available to Common Stockholders	$148.2	$241.6

Weighted-average shares outstanding – basic	517.4	487.0
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.9
Weighted-Average Shares Outstanding – Diluted	518.2	487.9

Earnings per Share
Basic	$0.29	$0.50
Diluted	0.29	0.50
There were no nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the three months ended December 31, 2024 and such awards were insignificant for the three months ended December 31, 2023.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2024
Investment management fees	$1,361.4	$223.9	$75.8	$53.6	$84.6	$1,799.3
Sales and distribution fees	267.1	93.4	4.9	10.0	0.1	375.5
Shareholder servicing fees	55.1	8.0	0.4	—	—	63.5
Other	13.1	—	0.2	—	—	13.3
Total	$1,696.7	$325.3	$81.3	$63.6	$84.7	$2,251.6

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2023
Investment management fees	$1,260.6	$191.7	$68.5	$51.5	$79.9	$1,652.2
Sales and distribution fees	205.7	76.5	4.6	9.6	—	296.4
Shareholder servicing fees	24.2	7.6	0.6	0.1	—	32.5
Other	9.0	0.5	0.2	—	0.3	10.0
Total	$1,499.5	$276.3	$73.9	$61.2	$80.2	$1,991.1
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three months ended December 31, 2024 and 2023.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2024	September 30, 2024
Investments, at fair value
Sponsored funds and separate accounts	$469.1	$509.1
Investments related to long-term incentive plans	266.3	271.6
Other equity and debt investments	71.5	57.3
Total investments, at fair value	806.9	838.0
Investments in equity method investees	1,175.5	1,219.7
Other investments	410.1	280.7
Total	$2,392.5	$2,338.4
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of December 31, 2024 and September 30, 2024, other liabilities includes repurchase agreements of $116.5 million and $111.4 million with investments of $122.5 million and $121.7 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2038.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2024
Assets
Investments, at fair value
Sponsored funds and separate accounts	$257.6	$171.3	$4.7	$35.5	$469.1
Investments related to long-term incentive plans	237.1	—	—	29.2	266.3
Other equity and debt investments	17.5	14.0	1.6	38.4	71.5
Total Assets Measured at Fair Value	$512.2	$185.3	$6.3	$103.1	$806.9

Liabilities
Securities sold short	$244.9	$—	$—	$—	$244.9
Contingent consideration liabilities	—	—	27.5	—	27.5
Total Liabilities Measured at Fair Value	$244.9	$—	$27.5	$—	$272.4

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Investments, at fair value
Sponsored funds and separate accounts	$306.3	$157.4	$5.2	$40.2	$509.1
Investments related to long-term incentive plans	242.5	—	—	29.1	271.6
Other equity and debt investments	4.1	11.1	2.6	39.5	57.3
Total Assets Measured at Fair Value	$552.9	$168.5	$7.8	$108.8	$838.0

Liabilities
Securities sold short	$178.1	$—	$—	$—	$178.1
Contingent consideration liabilities	—	—	28.2	—	28.2
Total Liabilities Measured at Fair Value	$178.1	$—	$28.2	$—	$206.3

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity, private real estate funds and alternatives. These investments were as follows:

(in millions)	December 31, 2024	September 30, 2024
Nonredeemable investments[1]
Investments with known liquidation periods	$29.7	$32.4
Investments with unknown liquidation periods	15.7	16.1

Redeemable investments[2]	57.7	60.3

Unfunded commitments	15.6	14.0
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 1.9 years at December 31, 2024 and September 30, 2024.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2024		September 30, 2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$2,808.0	$2,808.0	$3,309.5	$3,309.5
Other investments
Time deposits	2	8.7	8.7	9.8	9.8
Equity securities	3	401.4	401.4	270.9	270.9

Financial Liability
Debt	2	$2,775.8	$2,315.0	$2,780.3	$2,387.0

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and CLOs, all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 75 CIPs, including 22 CLOs, as of December 31, 2024 and 77 CIPs, including 22 CLOs, as of September 30, 2024.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$837.1	$1,099.4
Receivables	141.5	217.5
Investments, at fair value	11,897.4	11,034.9
Total Assets	$12,876.0	$12,351.8

Liabilities
Accounts payable and accrued expenses	$861.2	$861.3
Debt	9,055.3	9,341.5
Other liabilities	11.2	39.9
Total liabilities	9,927.7	10,242.7
Redeemable Noncontrolling Interests	1,466.5	687.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,098.0	1,080.9
Nonredeemable noncontrolling interests	383.8	340.4
Total stockholders’ equity	1,481.8	1,421.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$12,876.0	$12,351.8
The CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2024 and 2023.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2024
Assets
Cash and cash equivalents of CLOs	$519.3	$—	$—	$—	$519.3
Receivables of CLOs	—	80.8	—	—	80.8
Investments
Equity and debt securities	485.5	1,501.9	573.5	124.0	2,684.9
Loans	—	9,212.3	0.2	—	9,212.5
Total Assets Measured at Fair Value	$1,004.8	$10,795.0	$573.7	$124.0	$12,497.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Cash and cash equivalents of CLOs	$764.3	$—	$—	$—	$764.3
Receivables of CLOs	—	149.6	—	—	149.6
Investments
Equity and debt securities	229.7	889.4	550.1	187.1	1,856.3
Loans	—	9,178.1	0.5	—	9,178.6
Total Assets Measured at Fair Value	$994.0	$10,217.1	$550.6	$187.1	$11,948.8
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable U.S. equity fund, a redeemable global hedge fund and nonredeemable private debt funds. These investments were as follows:

(in millions)	December 31, 2024	September 30, 2024
Nonredeemable investments[1]
Investments with unknown liquidation periods	$53.8	$49.0

Redeemable investments[2]	70.2	138.1

Unfunded commitments[3]	42.8	42.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $9.9 million based on its ownership percentage in the CIPs, at December 31, 2024 and September 30, 2024.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities
for the three months ended December 31, 2024
Balance at October 1, 2024	$550.1
Gains included in investment and other income (losses) of consolidated investment products, net	22.0
Purchases	9.2
Sales	(11.6)
Net consolidations	3.8
Balance at December 31, 2024	$573.5
Change in unrealized gains included in net income relating to assets held at December 31, 2024	$22.3

(in millions)	Equity and Debt Securities	Loans	Total Level 3 Assets
for the three months ended December 31, 2023
Balance at October 1, 2023	$584.9	$—	$584.9
Losses included in investment and other income (losses) of consolidated investment products, net	(38.1)	—	(38.1)
Purchases	3.8	—	3.8
Sales	(0.2)	—	(0.2)
Transfers into Level 3	1.1	0.6	1.7
Balance at December 31, 2023	$551.5	$0.6	$552.1
Change in unrealized losses included in net income relating to assets held at December 31, 2023	$(37.8)	$—	$(37.8)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$302.2	Market comparable companies	Enterprise value/ Revenue multiple	1.4–28.7 (11.0)
			Discount for lack of marketability	5.8%–11.8% (8.0%)
	219.1	Market pricing	Private sale pricing	$0.01–$1,120.00 ($82.93) per share
			Discount for lack of marketability	9.7%–13.3% (10.4%)
	52.2	Discounted cash flow	Discount rate	6.3%–6.4% (6.3%)

(in millions)
as of September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$291.6	Market comparable companies	Enterprise value/ Revenue multiple	1.2–22.8 (10.9)
			Discount for lack of marketability	0.1%–10.4% (8.1%)
	214.5	Market pricing	Private sale pricing	$0.01–$1,000.00 ($73.04) per share
			Discount for lack of marketability	9.8%–17.5% (11.5%)
	44.0	Discounted cash flow	Discount rate	6.8%
__________________
1Based on the relative fair value of the instruments.

If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of December 31, 2024, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of December 31, 2024, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2024		September 30, 2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$317.8	$317.8	$335.1	$335.1
Financial Liabilities
Debt of CLOs[1]	2 or 3	$9,055.3	$8,858.1	$9,341.5	$9,167.3
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $9,055.3 million and $9,341.5 million at December 31, 2024 and September 30, 2024. The debt had fixed and floating interest rates ranging from 2.39% to 13.68% with a weighted-average effective interest rate of 7.30% at December 31, 2024, and from 2.39% to 13.73% with a weighted-average effective interest rate of 7.36% at September 30, 2024. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for the debt of CLOs at December 31, 2024 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2025 (remainder of year)	$120.1
2026	—
2027	—
2028	—
2029	—
Thereafter	8,935.2
Total	$9,055.3
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	December 31, 2024	September 30, 2024
Unpaid principal balance	$9,420.8	$9,371.9
Difference between unpaid principal balance and fair value	(24.1)	(19.8)
Fair Value	$9,396.7	$9,352.1
Investments 90 days or more past due were immaterial at December 31, 2024 and September 30, 2024.
The Company recognized $11.7 million and $20.8 million of net gains during the three months ended December 31, 2024 and 2023, related to its own economic interests in the CLOs. The aggregate principal amount due of the debt of CLOs was $9,015.0 million and $9,282.8 million at December 31, 2024 and September 30, 2024.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2024			2023
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended December 31,
Balance at beginning of period	$687.8	$634.0	$1,321.8	$580.1	$446.0	$1,026.1
Net income (loss)	38.9	10.7	49.6	(2.9)	12.4	9.5
Net subscriptions (distributions) and other	175.6	(3.7)	171.9	38.1	(1.1)	37.0
Net consolidations (deconsolidations)	564.2	—	564.2	(60.0)	—	(60.0)
Adjustment to fair value	—	(1.5)	(1.5)	—	65.9	65.9
Balance at End of Period	$1,466.5	$639.5	$2,106.0	$555.3	$523.2	$1,078.5
Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	December 31, 2024	September 30, 2024
Investments	$1,106.8	$1,074.4
Receivables	219.8	226.0
Total	$1,326.6	$1,300.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the three months ended December 31, 2024 or fiscal year 2024.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the three months ended December 31, 2024, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2024.
Western Asset Management Investigations. As previously disclosed, the Company launched an internal investigation into certain trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts. WAM received notification of parallel investigations by the SEC and the U.S. Department of Justice (“DOJ”). WAM also received notice of an investigation into these trading activities by the CFTC. As previously disclosed, Ken Leech, the former co-Chief Investment Officer of WAM, received a “Wells Notice” from the staff of the SEC in August 2024 and is now on administrative leave. On November 25, 2024, the SEC filed a complaint in the United States District Court for the Southern District of New York against Mr. Leech alleging violations of certain laws related to trade allocations. Concurrently, the DOJ filed an indictment with the United States District Court for the Southern District of New York against Mr. Leech for similar allegations and for false statements made to the SEC. The Company and WAM have fully cooperated, and will continue to fully cooperate with these investigations.

Blockchain Litigation. The Company, two of its subsidiaries, the Company’s CEO, and an individual employee (collectively the “Defendants”) are named as defendants in litigation pending in the United States District Court for the Northern District of California. The action was filed in November 2021 by Blockchain Innovation, LLC (the “Plaintiff”) and relates to a startup entity in which the Company subsidiary Defendant previously owned all voting shares. The Plaintiff asserts it acquired the assets of the startup entity and claims that the Defendants improperly wound down the startup and misappropriated its intellectual property. The action asserts claims for alleged breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, breach of contract, and misappropriation of trade secrets. The Plaintiff is seeking various forms of relief, including, among other things, compensatory damages, punitive and exemplary damages, and an injunction including to prevent the Defendants from using any allegedly misappropriated trade secrets and technology. The trial is scheduled to begin in March 2025.
The Defendants believe the claims are without merit and are vigorously defending against the action. The Company cannot predict the outcome of this lawsuit and is unable to estimate any reasonably possible loss or range of loss (including with respect to indemnification of the individual Defendants) that may potentially result if the Plaintiff were to prevail on any of its claims.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2024 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of December 31, 2024.
Other Commitments and Contingencies
At December 31, 2024, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2024.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2024
Nonvested balance at October 1, 2024	16,594	3,314	19,908	$24.03
Granted	7,812	169	7,981	20.73
Vested	(524)	(166)	(690)	26.34
Forfeited/canceled	(226)	(72)	(298)	24.95
Nonvested Balance at December 31, 2024	23,656	3,245	26,901	$22.98
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $310.4 million at December 31, 2024. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended December 31,
(in millions)	2024	2023
Dividend and interest income	$43.1	$54.8
Gains (losses) on investments, net	(57.1)	60.1
Income (losses) from investments in equity method investees	(7.6)	56.9
Gains (losses) on derivatives, net	6.6	(8.2)
Rental income	11.2	10.8
Foreign currency exchange gains (losses), net	14.5	(7.4)
Other, net	(0.2)	6.2
Investment and other income, net	$10.5	$173.2
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $(87.2) million for the three months ended December 31, 2024 and $68.5 million for the three months ended December 31, 2023.

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
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements, including market and volatility risks, investment performance and reputational risks, global operational risks, competition and distribution risks, third-party risks, technology and security risks, human capital risks, cash management risks, and legal and regulatory risks. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q and/or discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“fiscal year 2024”).
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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries, including the Western Asset Management (“WAM”) investigations described under the heading “Risk Factors” and in “Note 16 - Commitments and Contingencies” to our audited financial statements contained in our Annual Report on Form 10-K for fiscal year 2024, and in “Note 10 - Commitments and Contingencies” to our unaudited interim financial statements contained in this Form 10-Q, may result in additional costs, monetary judgments, settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our specialist investment managers. In addition, these matters may cause reputational harm to us or our specialist investment managers and could result in additional expenses and collateral costs, outflows of assets under management or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Words such as “we,” “us,” “our” and similar terms refer to the Company.

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
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2024, the amount and mix of our AUM are subject to significant fluctuations, including as a result of reputational harm, that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
During our first fiscal quarter, global equity markets provided mixed results. U.S. equity markets provided positive returns, supported by the result of the presidential election and expectations of policies to improve economic growth and reduce taxes and regulation, while most international markets declined amid fears of economic contraction, increasing inflation and political instability. The S&P 500 Index increased 2.4%, while the MSCI World Index decreased by 0.1% for the quarter. The Bloomberg Global Aggregate Index decreased 5.1% during the quarter, reflecting geopolitical tensions and fluctuating inflation rates.
Our total AUM at December 31, 2024 was $1,575.7 billion, 6% lower than at September 30, 2024 and 8% higher than at December 31, 2023. Monthly average AUM (“average AUM”) for the three months ended December 31, 2024 increased 17% from the same period in the prior fiscal year.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2024.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2024	2023
Operating revenues	$2,251.6	$1,991.1	13%
Operating income	219.0	206.5	6%
Operating margin[1]	9.7%	10.4%

Net income attributable to Franklin Resources, Inc.	$163.6	$251.3	(35%)
Diluted earnings per share	0.29	0.50	(42%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$412.8	$417.0	(1%)
Adjusted operating margin	24.5%	27.3%

Adjusted net income	$320.5	$328.5	(2%)
Adjusted diluted earnings per share	0.59	0.65	(9%)
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	December 31, 2024	December 31, 2023	Percent Change
Equity	$620.0	$467.5	33%
Fixed Income	469.5	511.7	(8%)
Alternative	248.8	256.2	(3%)
Multi-Asset	174.0	154.6	13%
Cash Management	63.4	65.5	(3%)
Total	$1,575.7	$1,455.5	8%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the three months ended December 31,	2024	2023		2024	2023
Equity	$629.1	$439.2	43%	38%	32%
Fixed Income	516.8	489.7	6%	32%	35%
Alternative	248.8	255.6	(3%)	15%	18%
Multi-Asset	175.6	147.3	19%	11%	11%
Cash Management	64.2	62.4	3%	4%	4%
Total	$1,634.5	$1,394.2	17%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing four months.

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended December 31,		Percent Change
	2024	2023
Beginning AUM	$1,678.6	$1,374.2	22%
Long-term inflows	97.8	68.9	42%
Long-term outflows	(147.8)	(73.9)	100%
Long-term net flows	(50.0)	(5.0)	900%
Cash management net flows	—	4.7	(100%)
Total net flows	(50.0)	(0.3)	NM
Net market change, distributions and other	(52.9)	81.6	NM
Ending AUM	$1,575.7	$1,455.5	8%
Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2024
AUM at October 1, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
Long-term inflows	55.9	26.4	4.3	11.2	—	97.8
Long-term outflows	(43.4)	(93.1)	(3.5)	(7.8)	—	(147.8)
Long-term net flows	12.5	(66.7)	0.8	3.4	—	(50.0)
Cash management net flows	—	—	—	—	—	—
Total net flows	12.5	(66.7)	0.8	3.4	—	(50.0)
Net market change, distributions and other	(24.6)	(20.2)	(1.9)	(5.6)	(0.6)	(52.9)
AUM at December 31, 2024	$620.0	$469.5	$248.8	$174.0	$63.4	$1,575.7

AUM decreased $102.9 billion, or 6%, during the three months ended December 31, 2024 due to the negative impact of $52.9 billion of net market change, distributions and other and $50.0 billion of long-term net outflows, inclusive of $67.9 billion of long-term net outflows at WAM and $20.1 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $30.1 billion of distributions, primarily from the equity asset class, a $14.3 billion decrease from foreign exchange revaluation and $8.5 billion of market depreciation. The market depreciation occurred primarily in the fixed income and multi-asset classes. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Euro, Australian dollar, Japanese Yen and Canadian dollar.

Long-term inflows increased 42% to $97.8 billion, as compared to the prior year period, driven by higher inflows in equity and multi-asset open end funds, equity sub-advised mutual funds, and equity retail separately managed accounts. Long-term outflows increased 100% to $147.8 billion, substantially due to higher outflows across multiple fixed income vehicles at WAM, and to a lesser extent, higher outflows from equity open end funds and retail separately managed accounts. WAM outflows have increased significantly following the investment performance issues and the announcement of ongoing regulatory investigations.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2023
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	27.0	28.3	5.9	7.7	—	68.9
Long-term outflows	(26.8)	(36.7)	(3.2)	(7.2)	—	(73.9)
Long-term net flows	0.2	(8.4)	2.7	0.5	—	(5.0)
Cash management net flows	—	—	—	—	4.7	4.7
Total net flows	0.2	(8.4)	2.7	0.5	4.7	(0.3)
Net market change, distributions and other	36.9	37.0	(1.4)	9.1	—	81.6
AUM at December 31, 2023	$467.5	$511.7	$256.2	$154.6	$65.5	$1,455.5
AUM by sales region was as follows:

(in billions)	December 31, 2024	December 31, 2023	Percent Change
United States	$1,102.5	$1,019.4	8%
International
Europe, Middle East and Africa	193.7	180.6	7%
Asia-Pacific	165.2	150.5	10%
Americas, excl. U.S.	114.3	105.0	9%
Total international	473.2	436.1	9%
Total	$1,575.7	$1,455.5	8%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of December 31, 2024	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	53%	60%	46%	60%	35%	43%	41%	46%
Fixed Income	67%	65%	63%	58%	51%	57%	68%	86%
Total AUM[3]	50%	67%	46%	53%	45%	51%	53%	63%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 38%, 38%, 38% and 36% of our total AUM as of December 31, 2024.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 54%, 54%, 54% and 48% of our total AUM as of December 31, 2024.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 11% of our total AUM at December 31, 2024.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2024	2023
Investment management fees	$1,799.3	$1,652.2	9%
Sales and distribution fees	375.5	296.4	27%
Shareholder servicing fees	63.5	32.5	95%
Other	13.3	10.0	33%
Total Operating Revenues	$2,251.6	$1,991.1	13%
Investment Management Fees
Investment management fees increased $147.1 million for the three months ended December 31, 2024 primarily due to a 17% increase in average AUM, partially offset by a decrease in performance fees and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024. The increases in average AUM primarily occurred in the equity and multi-asset asset classes, driven by the acquisition of Putnam on January 1, 2024 and net market appreciation, partially offset by a decrease in the alternative asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) decreased to 40.2 basis points for the three months ended December 31, 2024, from 42.4 basis points for the same period in the prior fiscal year. The rate decrease was primarily due to increased AUM in lower fee products, including those from the acquisition of Putnam, and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund.
Performance fees were $141.6 million and $166.4 million for the three months ended December 31, 2024 and 2023. The decrease was primarily due to lower performance fees earned by certain of our alternative specialist investment managers, and a decrease of $3.5 million in performance fees which were passed through as compensation expense per the terms of acquisition agreements.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2024	2023
Asset-based fees	$309.1	$246.0	26%
Sales-based fees	66.4	50.4	32%
Sales and Distribution Fees	$375.5	$296.4	27%

Asset-based distribution fees increased $63.1 million for the three months ended December 31, 2024 primarily due to revenue earned from Putnam products subsequent to the acquisition and an increase of 10% in the related average AUM, excluding the impact of the Putnam products.
Sales-based fees increased $16.0 million for the three months ended December 31, 2024 primarily due to an increase of 25% in commissionable sales and sales-based revenue earned from Putnam products subsequent to the acquisition.

Shareholder Servicing Fees
Shareholder servicing fees increased $31.0 million for the three months ended December 31, 2024 primarily due to fees earned by Putnam subsequent to the acquisition.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2024	2023
Compensation and benefits	$991.4	$968.3	2%
Sales, distribution and marketing	512.3	400.8	28%
Information systems and technology	156.0	131.0	19%
Occupancy	75.1	66.7	13%
Amortization of intangible assets	112.6	85.8	31%
General, administrative and other	185.2	132.0	40%
Total Operating Expenses	$2,032.6	$1,784.6	14%
The Putnam acquisition had a significant impact on operating expenses in the three months ended December 31, 2024, however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2024	2023
Salaries, wages and benefits	$423.6	$370.9	14%
Incentive compensation	439.4	418.3	5%
Acquisition-related retention[1]	45.8	69.1	(34%)
Acquisition-related performance fee pass through[1]	69.1	72.6	(5%)
Other[1,2]	13.5	37.4	(64%)
Compensation and Benefits Expenses	$991.4	$968.3	2%
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
Salaries, wages and benefits increased $52.7 million for the three months ended December 31, 2024, primarily due to higher headcount as a result of the acquisition of Putnam and annual salary increases, partially offset by the impact of headcount reductions.
Incentive compensation increased $21.1 million for the three months ended December 31, 2024, primarily due to the acquisition of Putnam and an increase in expense for deferred compensation awards, due in part to higher annual acceleration of expense related to retirement-eligible employees, partially offset by lower incentive compensation at certain specialist investment managers.
Acquisition-related retention expenses decreased $23.3 million for the three months ended December 31, 2024, primarily due to lower compensation associated with performance-based and time-based awards, partially offset by an increase due to the acquisition of Putnam.

Acquisition-related performance fee pass through expenses decreased $3.5 million for the three months ended December 31, 2024, due to lower pass through performance fees.
Other compensation and benefits decreased $23.9 million for the three months ended December 31, 2024, primarily due to lower net market gains on investments related to our deferred compensation plans and a decrease in special termination benefits. Special termination benefits decreased $6.3 million for the three months ended December 31, 2024 primarily due to the costs associated with workforce optimization initiatives in the prior year.
At December 31, 2024, our global workforce increased to approximately 10,100 employees from approximately 9,100 at December 31, 2023, primarily due to the acquisition of Putnam.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2024	2023
Asset-based expenses	$428.2	$340.5	26%
Sales-based expenses	63.9	46.9	36%
Amortization of deferred sales commissions	20.2	13.4	51%
Sales, Distribution and Marketing	$512.3	$400.8	28%
Asset-based expenses increased $87.7 million for the three months ended December 31, 2024 primarily due to expenses related to Putnam products subsequent to the acquisition, an increase of 10% in the related average AUM, excluding the impact of the Putnam products, and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $17.0 million for the three months ended December 31, 2024 primarily due to an increase of 25% in commissionable sales and sales-based expenses related to Putnam products subsequent to the acquisition.
Occupancy

Occupancy expenses increased $8.4 million for the three months ended December 31, 2024, primarily due to expenses incurred by Putnam subsequent to the acquisition and leased office space located at One Madison Avenue, associated with an initiative to consolidate our office space in New York City.
Information Systems and Technology

Information systems and technology expenses increased $25.0 million for the three months ended December 31, 2024, primarily due to expenses incurred by Putnam subsequent to the acquisition, and higher technology consulting, software, and market data costs.
Amortization of Intangible Assets

Amortization of intangible assets increased $26.8 million for the three months ended December 31, 2024, primarily due to a reduction in the remaining useful life of definite-lived intangible assets related to WAM.
General, Administrative and Other

General, administrative and other operating expenses increased $53.2 million for the three months ended December 31, 2024, primarily due to the acquisition of Putnam, an increase of $18.5 million in legal and other professional fees, net of a $10.0 million insurance recovery, an increase of $3.7 million in advertising expenses and an increase of $2.4 million in travel and entertainment due to higher activity levels.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2024	2023
Investment and other income, net:
Dividend and interest income	$43.1	$54.8	(21%)
Gains (losses) on investments, net	(57.1)	60.1	NM
Income (losses) from investments in equity method investees	(7.6)	56.9	NM
Gains (losses) on derivatives, net	6.6	(8.2)	NM
Rental income	11.2	10.8	4%
Foreign currency exchange gains (losses), net	14.5	(7.4)	NM
Other, net	(0.2)	6.2	NM
Investment and other income, net	10.5	173.2	(94%)
Interest expense	(23.1)	(18.8)	23%
Investment and other income (losses) of consolidated investment products, net	114.1	(23.8)	NM
Expenses of consolidated investment products	(7.3)	(5.9)	24%
Other Income, Net	$94.2	$124.7	(24%)
Dividend and interest income decreased $11.7 million for the three months ended December 31, 2024, primarily due to lower average balances and lower yields.
Investments held by the Company generated net losses of $57.1 million in the three months ended December 31, 2024, as compared to net gains of $60.1 million for the three months ended December 31, 2023. The net losses in the current year and net gains in the prior year were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans.
Equity method investees generated losses of $7.6 million for the three months ended December 31, 2024, as compared to income of $56.9 million in the prior year, largely related to various global alternative and equity funds.
Net foreign currency exchange gains were $14.5 million for the three months ended December 31, 2024, as compared to net losses of $7.4 million for the three months ended December 31, 2023. The U.S. dollar strengthened in the current year against the Euro and British Pound, which resulted in foreign exchange gains on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries, as compared to weakening against the same currencies, which resulted in foreign exchange losses, in the prior year.
Interest expense increased $4.3 million for the three months ended December 31, 2024 primarily due to an increase in interest recognized on tax reserves, partially offset by lower accretion on Lexington deferred purchase consideration and interest recognized in the prior year on the $250 million senior notes which were repaid in July 2024.
Investments held by consolidated investment products (“CIPs”) generated investment gains and other income of $114.1 million in the three months ended December 31, 2024, largely related to gains on holdings of various alternative, equity, fixed income, and multi-asset funds. Investments held by CIPs generated losses of $23.8 million in the three months ended December 31, 2023, largely related to losses on holdings of various alternative and equity funds.
Expenses of CIPs increased $1.4 million for the three months ended December 31, 2024, due to activity of the funds.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at December 31, 2024, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$2,808.0	$—	$—	$—	$—	$2,808.0
Investments
Alternative	—	230.4	916.2	221.4	519.7	1,887.7
Equity	—	450.8	193.6	152.5	189.5	986.4
Fixed Income	—	104.3	63.0	36.2	231.6	435.1
Multi-Asset	—	21.4	2.7	—	157.2	181.3
Total investments	—	806.9	1,175.5	410.1	1,098.0	3,490.5
Total Cash and Cash Equivalents and Investments[2,3]	$2,808.0	$806.9	$1,175.5	$410.1	$1,098.0	$6,298.5

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2024 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,508.2 million maintained for operational activities, including investments in sponsored funds and other products, and $434.3 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $356 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $361 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $437 million of cash and investments related to deferred compensation plans.
TAXES ON INCOME

Our effective income tax rate was 25.9% and 22.6% for the three months ended December 31, 2024 and 2023. The rate increase was primarily due to tax expenses from stock-based compensation, as compared to a tax benefit in the prior year.

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
•Special termination benefits and other expenses related to workforce optimization initiatives related to past acquisitions and certain initiatives undertaken by the Company.
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
◦Interest expense for amortization of debt premium from acquisition-date fair value adjustment.
•Special termination benefits and other expenses related to workforce optimization initiatives related to past acquisitions and certain initiatives undertaken by the Company.
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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended December 31,
	2024	2023
Operating income	$219.0	$206.5
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	12.5	11.4
Acquisition-related retention	45.8	69.1
Compensation and benefits expense from gains on deferred compensation, net	0.9	19.0
Other acquisition-related expenses	9.4	6.8
Amortization of intangible assets	112.6	85.8
Special termination benefits	0.4	6.7
Compensation and benefits expense related to minority interests in certain subsidiaries	12.2	11.7
Adjusted operating income	$412.8	$417.0

Total operating revenues	$2,251.6	$1,991.1
Add (subtract):
Acquisition-related pass through performance fees	(69.1)	(72.6)
Sales and distribution fees	(375.5)	(296.4)
Allocation of investment management fees for sales, distribution and marketing expenses	(136.8)	(104.4)
Elimination of operating revenues upon consolidation of investment products*	12.5	11.4
Adjusted operating revenues	$1,682.7	$1,529.1

Operating margin	9.7%	10.4%
Adjusted operating margin	24.5%	27.3%

(in millions, except per share data)	Three Months Ended December 31,
	2024	2023
Net income attributable to Franklin Resources, Inc.	$163.6	$251.3
Add (subtract):
Net (income) loss of consolidated investment products*	4.2	(2.2)
Acquisition-related retention	45.8	69.1
Other acquisition-related expenses	12.7	10.8
Amortization of intangible assets	112.6	85.8
Special termination benefits	0.4	6.7
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	1.3	(6.0)
Unrealized investment (gains) losses	31.5	(49.0)
Interest expense for amortization of debt premium	(4.9)	(6.4)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	4.1	(2.0)
Net income tax expense of adjustments	(50.8)	(29.6)
Adjusted net income	$320.5	$328.5

Diluted earnings per share	$0.29	$0.50
Adjusted diluted earnings per share	0.59	0.65
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended December 31,
	2024	2023
Elimination of operating revenues upon consolidation	$(12.5)	$(11.4)
Other income (expense), net	61.5	(8.6)
Less: income (loss) attributable to noncontrolling interests	53.2	(22.2)
Net income (loss)	$(4.2)	$2.2
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2024	2023
Operating cash flows	$(145.2)	$(251.9)
Investing cash flows	(656.5)	(137.6)
Financing cash flows	87.9	(159.0)
Net cash used by operating activities decreased during the three months ended December 31, 2024 primarily due higher net income adjusted for non-cash items and an increase in accounts payable and accrued expenses, partially offset by a larger decrease in accrued compensation and benefits. Net cash used in investing activities increased primarily due to net purchases of investments as compared to liquidations in the prior year and higher net purchases of investments by collateralized loan obligations (“CLOs”). Net cash provided by financing activities, as compared to net cash used in financing activities in the prior year, was primarily due to higher net proceeds on debt of CIPs and higher net subscriptions in CIPs by noncontrolling interests.
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

Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$2,765.4	$3,261.1
Receivables	1,252.3	1,261.6
Investments	1,133.8	1,141.7
Total Liquid Assets	$5,151.5	$5,664.4

Liability
Debt	$2,775.8	$2,780.3
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2024 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At December 31, 2024, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,600.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,587.4 million. At December 31, 2024, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates from 4.750% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,188.4 million at December 31, 2024. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. We intend to repay the $400 million 2.850% senior notes due March 2025 from existing cash or other sources of liquidity.
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
We were in compliance with all debt covenants at December 31, 2024.
At December 31, 2024, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.

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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.32 per share during the three months ended December 31, 2024 and $0.31 per share during the three months ended December 31, 2023. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three months ended December 31, 2024, we repurchased 0.3 million shares of our common stock at a cost of $5.8 million and we repurchased 2.4 million shares of our common stock at a cost of $58.8 million in the prior year period. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At December 31, 2024, 29.7 million shares remained available for repurchase under the authorization approved by our Board of Directors.
We will pay up to $375.0 million related to our acquisition of Putnam between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West and its affiliates which will be recognized in operating income.
We expect to make an additional deferred cash payment related to our acquisition of Lexington of $100.0 million during the third quarter of fiscal year 2025 from existing cash and sources of liquidity.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide financial or other support to our sponsored funds during the three months ended December 31, 2024.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, concerns about the global economic outlook have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2024.
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of December 31, 2024, we were the primary beneficiary of 66 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2024, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2024, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets were more likely than not impaired.
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
As of December 31, 2024, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and no transfers out of Level 3 during the three months ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2024, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2024.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes from the Risk Factors previously disclosed in our last Annual Report on Form 10-K for fiscal year 2024. These Risk Factors could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2024.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2024	32,608	$20.02	32,608	29,905,016
November 2024	21,723	20.33	21,723	29,883,293
December 2024	210,683	22.65	210,683	29,672,610
Total	265,014		265,014
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	January 31, 2025	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	January 31, 2025	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)