Form 10-Q
period 2025-03-31
FRANKLIN RESOURCES INC
filed 2025-05-02
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 22, 2025: 525,521,295.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2025	2024	2025	2024
Operating Revenues
Investment management fees	$1,673.6	$1,713.9	$3,472.9	$3,366.1
Sales and distribution fees	364.9	358.3	740.4	654.7
Shareholder servicing fees	61.9	68.0	125.4	100.5
Other	11.0	12.6	24.3	22.6
Total operating revenues	2,111.4	2,152.8	4,363.0	4,143.9
Operating Expenses
Compensation and benefits	920.0	1,028.2	1,911.4	1,996.5
Sales, distribution and marketing	498.1	484.3	1,010.4	885.1
Information systems and technology	158.7	155.1	314.7	286.1
Occupancy	69.3	76.2	144.4	142.9
Amortization of intangible assets	112.5	84.6	225.1	170.4
Impairment of intangible assets	24.4	—	24.4	—
General, administrative and other	182.8	195.1	368.0	327.1
Total operating expenses	1,965.8	2,023.5	3,998.4	3,808.1
Operating Income	145.6	129.3	364.6	335.8
Other Income (Expenses)
Investment and other income, net	94.1	52.5	104.6	225.7
Interest expense	(20.8)	(27.7)	(43.9)	(46.5)
Investment and other income (losses) of consolidated investment products, net	(164.7)	89.9	(50.6)	66.1
Expenses of consolidated investment products	(11.5)	(5.9)	(18.8)	(11.8)
Other income (expenses), net	(102.9)	108.8	(8.7)	233.5
Income before taxes	42.7	238.1	355.9	569.3
Taxes on income	31.1	62.8	112.2	137.7
Net income	11.6	175.3	243.7	431.6
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(158.4)	42.8	(108.8)	52.3
Nonredeemable noncontrolling interests	18.6	8.3	37.5	3.8
Net Income Attributable to Franklin Resources, Inc.	$151.4	$124.2	$315.0	$375.5

Earnings per Share
Basic	$0.26	$0.23	$0.55	$0.71
Diluted	0.26	0.23	0.55	0.71

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Income	$11.6	$175.3	$243.7	$431.6
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	28.5	(29.5)	(76.6)	29.6
Net unrealized gains (losses) on defined benefit plans, net of tax	(3.1)	0.5	(2.8)	0.4
Net unrealized gains on investments, net of tax	—	0.1	—	0.1
Total other comprehensive income (loss)	25.4	(28.9)	(79.4)	30.1
Total comprehensive income	37.0	146.4	164.3	461.7
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(158.4)	42.8	(108.8)	52.3
Nonredeemable noncontrolling interests	18.6	8.3	37.5	3.8
Comprehensive Income Attributable to Franklin Resources, Inc.	$176.8	$95.3	$235.6	$405.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2025	September 30, 2024
Assets
Cash and cash equivalents	$2,754.0	$3,309.5
Receivables	1,453.2	1,479.1
Investments (including $636.4 and $838.0 at fair value at March 31, 2025 and September 30, 2024)	2,229.4	2,338.4
Assets of consolidated investment products
Cash and cash equivalents	785.1	1,099.4
Investments, at fair value	11,859.6	11,034.9
Property and equipment, net	987.7	946.4
Goodwill	6,197.9	6,211.4
Intangible assets, net	4,544.0	4,802.1
Operating lease right-of-use assets	780.1	823.3
Other	398.8	420.0
Total Assets	$31,989.8	$32,464.5

Liabilities
Compensation and benefits	$1,301.9	$1,801.3
Accounts payable and accrued expenses	585.4	551.5
Income taxes	140.1	406.4
Debt	2,671.3	2,780.3
Liabilities of consolidated investment products
Accounts payable and accrued expenses	535.2	861.3
Debt	9,532.3	9,341.5
Deferred tax liabilities	210.8	284.9
Operating lease liabilities	989.2	965.1
Other	845.6	907.4
Total liabilities	16,811.8	17,899.7
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	2,016.9	1,321.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 525,404,160 and 523,596,548 shares issued and outstanding at March 31, 2025 and September 30, 2024	52.5	52.4
Capital in excess of par	1,062.4	947.6
Retained earnings	11,730.0	11,927.6
Accumulated other comprehensive loss	(498.9)	(419.5)
Total Franklin Resources, Inc. stockholders’ equity	12,346.0	12,508.1
Nonredeemable noncontrolling interests	815.1	734.9
Total stockholders’ equity	13,161.1	13,243.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$31,989.8	$32,464.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2025	Shares	Amount
Balance at October 1, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				163.6		163.6	18.9	182.5
Other comprehensive loss					(104.8)	(104.8)		(104.8)
Dividends declared on common stock ($0.32 per share)				(173.6)		(173.6)		(173.6)
Repurchase of common stock	(0.3)	—	(5.8)	—		(5.8)		(5.8)
Issuance of common stock	0.7	—	21.5			21.5		21.5
Stock-based compensation			51.6			51.6		51.6
Net subscriptions and other							13.1	13.1
Net consolidation of investment products							4.7	4.7
Adjustment to fair value of redeemable noncontrolling interests				1.5		1.5		1.5
Balance at December 31, 2024	524.0	$52.4	$1,014.9	$11,919.1	$(524.3)	$12,462.1	$771.6	$13,233.7
Net income				151.4		151.4	18.6	170.0
Other comprehensive income					25.4	25.4		25.4
Dividends declared on common stock ($0.32 per share)				(173.5)		(173.5)		(173.5)
Repurchase of common stock	(0.5)	(0.1)	(9.9)	—		(10.0)		(10.0)
Issuance of common stock	1.9	0.2	44.7			44.9		44.9
Stock-based compensation			12.7			12.7		12.7
Net subscriptions and other							38.4	38.4
Net deconsolidation of investment products							(13.5)	(13.5)
Adjustment to fair value of redeemable noncontrolling interests				(167.0)		(167.0)		(167.0)
Balance at March 31, 2025	525.4	$52.5	$1,062.4	$11,730.0	$(498.9)	$12,346.0	$815.1	$13,161.1
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2024	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income (loss)				251.3		251.3	(4.5)	246.8
Other comprehensive income					59.0	59.0		59.0
Dividends declared on common stock ($0.31 per share)				(167.6)		(167.6)		(167.6)
Repurchase of common stock	(2.4)	(0.2)	(66.6)	8.0		(58.8)		(58.8)
Issuance of common stock	1.2	0.1	26.7			26.8		26.8
Stock-based compensation			39.9			39.9		39.9
Net subscriptions and other							9.6	9.6
Adjustment to fair value of redeemable noncontrolling interests				(65.9)		(65.9)		(65.9)
Balance at December 31, 2023	494.7	$49.5	$—	$12,402.4	$(450.3)	$12,001.6	$636.0	$12,637.6
Net income				124.2		124.2	8.3	132.5
Other comprehensive loss					(28.9)	(28.9)		(28.9)
Dividends declared on common stock ($0.31 per share)				(169.3)		(169.3)		(169.3)
Repurchase of common stock	(0.4)	(0.1)	(11.6)	—		(11.7)		(11.7)
Issuance of common stock	0.3	—	10.7			10.7		10.7
Stock-based compensation			86.3			86.3		86.3
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other							63.1	63.1
Net deconsolidation of investment products							(12.6)	(12.6)
Adjustment to fair value of redeemable noncontrolling interests				(91.9)		(91.9)		(91.9)
Balance at March 31, 2024	526.2	$52.6	$1,022.3	$12,265.4	$(479.2)	$12,861.1	$720.6	$13,581.7
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2025	2024
Net Income	$243.7	$431.6
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	119.9	132.0
Amortization of deferred sales commissions	39.0	28.3
Depreciation and other amortization	60.7	57.5
Amortization of intangible assets	225.1	170.4
Impairment of intangible assets	24.4	—
Net losses (gains) on investments	10.3	(41.6)
Income from investments in equity method investees	(15.5)	(81.3)
Net losses (gains) on investments of consolidated investment products	101.8	(3.0)
Net purchase of investments by consolidated investment products	(230.7)	(232.2)
Deferred income taxes	(39.9)	(15.0)
Other	139.2	57.4
Changes in operating assets and liabilities:
Increase in receivables and other assets	(48.2)	(55.1)
Decrease in investments, net	3.3	10.0
Decrease in accrued compensation and benefits	(488.0)	(316.0)
Decrease in income taxes payable	(266.3)	(177.2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(33.8)	22.6
Decrease in accounts payable and accrued expenses of consolidated investment products	(40.3)	(103.7)
Net cash used in operating activities	(195.3)	(115.3)
Purchase of investments	(545.1)	(501.0)
Liquidation of investments	480.2	543.6
Purchase of investments by consolidated collateralized loan obligations	(3,199.4)	(2,294.3)
Liquidation of investments by consolidated collateralized loan obligations	2,357.1	1,769.9
Additions of property and equipment, net	(109.3)	(61.2)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	—	177.9
Payments of deferred consideration liability	—	(60.8)
Net (deconsolidation) consolidation of investment products	(4.1)	15.1
Net cash used in investing activities	(1,020.6)	(410.8)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2025	2024

Issuance of common stock	$10.2	$7.3
Dividends paid on common stock	(339.4)	(321.4)
Repurchase of common stock	(15.8)	(70.5)
Proceeds from debt	300.0	—
Payment on debt	(400.0)	—
Proceeds from repurchase agreement	41.2	—
Payments on repurchase agreement	(32.4)	—
Proceeds from debt of consolidated investment products	3,266.5	587.4
Payments on debt of consolidated investment products	(2,596.9)	(35.5)
Payments on contingent consideration liabilities	(0.7)	(2.9)
Noncontrolling interests	147.6	67.7
Net cash provided by financing activities	380.3	232.1
Effect of exchange rate changes on cash and cash equivalents	(34.2)	15.9
Decrease in cash and cash equivalents	(869.8)	(278.1)
Cash and cash equivalents, beginning of period	4,408.9	4,402.4
Cash and Cash Equivalents, End of Period	$3,539.1	$4,124.3

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$217.1	$318.4
Cash paid for interest	49.2	51.3
Cash paid for interest by consolidated investment products	403.7	345.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income attributable to Franklin Resources, Inc.	$151.4	$124.2	$315.0	$375.5
Less: allocation of earnings to participating nonvested stock and stock unit awards	14.3	7.2	29.7	16.3
Net Income Available to Common Stockholders	$137.1	$117.0	$285.3	$359.2

Weighted-average shares outstanding – basic	519.1	518.4	518.3	502.6
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.8	0.7	0.8
Weighted-Average Shares Outstanding – Diluted	519.9	519.2	519.0	503.4

Earnings per Share
Basic	$0.26	$0.23	$0.55	$0.71
Diluted	0.26	0.23	0.55	0.71
There were no nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended March 31, 2025 and such awards were insignificant for the three and six months ended March 31, 2024.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2025
Investment management fees	$1,272.4	$215.9	$71.5	$49.2	$64.6	$1,673.6
Sales and distribution fees	259.2	89.6	6.4	9.6	0.1	364.9
Shareholder servicing fees	53.7	7.7	0.4	0.1	—	61.9
Other	10.8	—	0.2	—	—	11.0
Total	$1,596.1	$313.2	$78.5	$58.9	$64.7	$2,111.4

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2025
Investment management fees	$2,633.8	$439.8	$147.3	$102.8	$149.2	$3,472.9
Sales and distribution fees	526.3	183.0	11.3	19.6	0.2	740.4
Shareholder servicing fees	108.8	15.7	0.8	0.1	—	125.4
Other	23.9	—	0.4	—	—	24.3
Total	$3,292.8	$638.5	$159.8	$122.5	$149.4	$4,363.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2024
Investment management fees	$1,285.5	$222.2	$69.9	$63.2	$73.1	$1,713.9
Sales and distribution fees	256.3	87.1	5.0	9.9	—	358.3
Shareholder servicing fees	59.4	7.9	0.7	—	—	68.0
Other	9.4	0.2	3.0	—	—	12.6
Total	$1,610.6	$317.4	$78.6	$73.1	$73.1	$2,152.8

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2024
Investment management fees	$2,546.1	$413.9	$138.4	$114.7	$153.0	$3,366.1
Sales and distribution fees	462.0	163.6	9.6	19.5	—	654.7
Shareholder servicing fees	83.6	15.5	1.3	0.1	—	100.5
Other	18.4	0.7	3.2	—	0.3	22.6
Total	$3,110.1	$593.7	$152.5	$134.3	$153.3	$4,143.9
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three and six months ended March 31, 2025 and March 31, 2024.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2025	September 30, 2024
Investments, at fair value
Sponsored funds and separate accounts	$278.0	$509.1
Investments related to long-term incentive plans	258.2	271.6
Other equity and debt investments	100.2	57.3
Total investments, at fair value	636.4	838.0
Investments in equity method investees	1,178.7	1,219.7
Other investments	414.3	280.7
Total	$2,229.4	$2,338.4
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of March 31, 2025 and September 30, 2024, other liabilities includes repurchase agreements of $119.9 million and $111.4 million with investments of $124.1 million and $121.7 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2038.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$54.7	$178.0	$9.0	$36.3	$278.0
Investments related to long-term incentive plans	226.2	2.8	—	29.2	258.2
Other equity and debt investments	13.2	11.5	1.6	34.2	60.5
Total Assets Measured at Fair Value	$294.1	$192.3	$10.6	$99.7	$596.7

Liabilities
Securities sold short	$116.6	$—	$—	$—	$116.6
Contingent consideration liabilities	—	—	27.5	—	27.5
Total Liabilities Measured at Fair Value	$116.6	$—	$27.5	$—	$144.1
As of March 31, 2025, there were $39.7 million of other investments which were adjusted to fair value on a nonrecurring basis and excluded from the table above.

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
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity, private real estate funds and alternatives. These investments were as follows:

(in millions)	March 31, 2025	September 30, 2024
Nonredeemable investments[1]
Investments with known liquidation periods	$25.8	$32.4
Investments with unknown liquidation periods	15.4	16.1

Redeemable investments[2]	58.5	60.3

Unfunded commitments	11.0	14.0
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.1 years and 1.9 years at March 31, 2025 and September 30, 2024.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2025		September 30, 2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$2,754.0	$2,754.0	$3,309.5	$3,309.5
Other investments
Time deposits	2	12.8	12.8	9.8	9.8
Equity securities	3	401.5	401.5	270.9	270.9

Financial Liability
Debt	2	$2,671.3	$2,234.4	$2,780.3	$2,387.0

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”). The Company had 73 CIPs, including 21 CLOs, as of March 31, 2025 and 77 CIPs, including 22 CLOs, as of September 30, 2024.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2025	September 30, 2024
Assets
Cash and cash equivalents	$785.1	$1,099.4
Receivables	165.3	217.5
Investments, at fair value	11,859.6	11,034.9
Total Assets	$12,810.0	$12,351.8

Liabilities
Accounts payable and accrued expenses	$535.2	$861.3
Debt	9,532.3	9,341.5
Other liabilities	11.0	39.9
Total liabilities	10,078.5	10,242.7
Redeemable Noncontrolling Interests	1,196.1	687.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,110.9	1,080.9
Nonredeemable noncontrolling interests	424.5	340.4
Total stockholders’ equity	1,535.4	1,421.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$12,810.0	$12,351.8
The consolidation of CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2025 and 2024.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2025
Assets
Cash and cash equivalents of CLOs	$537.9	$—	$—	$—	$537.9
Receivables of CLOs	—	122.3	—	—	122.3
Investments
Equity and debt securities	511.6	1,331.3	545.0	155.4	2,543.3
Loans	—	9,307.8	8.5	—	9,316.3
Total Assets Measured at Fair Value	$1,049.5	$10,761.4	$553.5	$155.4	$12,519.8

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Cash and cash equivalents of CLOs	$764.3	$—	$—	$—	$764.3
Receivables of CLOs	—	149.6	—	—	149.6
Investments
Equity and debt securities	229.7	889.4	550.1	187.1	1,856.3
Loans	—	9,178.1	0.5	—	9,178.6
Total Assets Measured at Fair Value	$994.0	$10,217.1	$550.6	$187.1	$11,948.8
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable private debt and equity funds, a redeemable global hedge fund and a redeemable U.S. equity fund. These investments were as follows:

(in millions)	March 31, 2025	September 30, 2024
Nonredeemable investments[1]
Investments with unknown liquidation periods	$97.1	$49.0

Redeemable investments[2]	58.3	138.1

Unfunded commitments[3]	—	42.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3As of March 31, 2025, there were no investments with unfunded commitments. Of the total unfunded commitments, the Company was contractually obligated to fund $9.9 million based on its ownership percentage in the CIPs, at September 30, 2024.

Changes in Level 3 assets were as follows:

(in millions)	Equity and Debt Securities
for the three months ended March 31, 2025
Balance at January 1, 2025	$573.5
Gains included in investment and other income (losses) of consolidated investment products, net	2.3
Purchases	10.9
Sales	(2.7)
Transfers into Level 3	0.2
Transfers out of Level 3	(39.2)
Balance at March 31, 2025	$545.0
Change in unrealized losses included in net income relating to assets held at March 31, 2025	$(17.1)

(in millions)	Equity and Debt Securities
for the six months ended March 31, 2025
Balance at October 1, 2024	$550.1
Gains included in investment and other income (losses) of consolidated investment products, net	24.3
Purchases	20.1
Sales	(14.3)
Net consolidations	3.8
Transfers into Level 3	0.2
Transfers out of Level 3	(39.2)
Balance at March 31, 2025	$545.0
Change in unrealized gains included in net income relating to assets held at March 31, 2025	$2.8

(in millions)	Equity and Debt Securities
for the three months ended March 31, 2024
Balance at January 1, 2024	$551.5
Acquisition	29.6
Losses included in investment and other income of consolidated investment products, net	(0.1)
Purchases	22.8
Sales	(0.3)
Net deconsolidations	(12.5)
Balance at March 31, 2024	$591.0
Change in unrealized gains included in net income relating to assets held at March 31, 2024	$—

(in millions)	Equity and Debt Securities
for the six months ended March 31, 2024
Balance at October 1, 2023	$584.9
Acquisition	29.6
Losses included in investment and other income of consolidated investment products, net	(38.2)
Purchases	26.6
Sales	(0.5)
Net deconsolidations	(12.5)
Transfers into Level 3	1.1
Balance at March 31, 2024	$591.0
Change in unrealized losses included in net income relating to assets held at March 31, 2024	$(37.6)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$260.5	Market pricing	Private sale pricing	$0.37–$1,850.00 ($162.84) per share
			Discount for lack of marketability	10.0%–50.0% (22.2%)
	234.5	Market comparable companies	Enterprise value/ Revenue multiple	1.3–27.3 (10.4)
			Discount for lack of marketability	8.2%–11.6% (10.9%)
	39.9	Discounted cash flow	Discount rate	6.8%–7.1% (6.9%)
	10.1	Option pricing model	Volatility	40.8%–101.7% (46.6%)
			Discount for lack of marketability	10.3%–21.1% (11.3%)

(in millions)
as of September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$291.6	Market comparable companies	Enterprise value/ Revenue multiple	1.2–22.8 (10.9)
			Discount for lack of marketability	0.1%–10.4% (8.1%)
	214.5	Market pricing	Private sale pricing	$0.01–$1,000.00 ($73.04) per share
			Discount for lack of marketability	9.8%–17.5% (11.5%)
	44.0	Discounted cash flow	Discount rate	6.8%
__________________
1Based on the relative fair value of the instruments.

If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower) as of March 31, 2025, the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower) as of March 31, 2025, the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2025		September 30, 2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$247.2	$247.2	$335.1	$335.1
Financial Liabilities
Debt of CLOs[1]	2 or 3	$9,532.3	$9,343.8	$9,341.5	$9,167.3
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $9,532.3 million and $9,341.5 million at March 31, 2025 and September 30, 2024. The debt had fixed and floating interest rates ranging from 2.39% to 13.04% with a weighted-average effective interest rate of 6.58% at March 31, 2025, and from 2.39% to 13.73% with a weighted-average effective interest rate of 7.36% at September 30, 2024. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for the debt of CLOs at March 31, 2025 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2025 (remainder of year)	$—
2026	—
2027	12.0
2028	—
2029	—
Thereafter	9,520.3
Total	$9,532.3
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	March 31, 2025	September 30, 2024
Unpaid principal balance	$9,481.8	$9,371.9
Difference between unpaid principal balance and fair value	8.9	(19.8)
Fair Value	$9,490.7	$9,352.1
Investments 90 days or more past due were immaterial at March 31, 2025 and September 30, 2024.
The Company recognized $15.6 million and $27.3 million of net gains during the three and six months ended March 31, 2025 and $9.7 million and $30.5 million of net gains during the three and six months ended March 31, 2024, related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $9,481.7 million and $9,282.8 million at March 31, 2025 and September 30, 2024.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2025			2024
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended March 31,
Balance at beginning of period	$1,466.5	$639.5	$2,106.0	$555.3	$523.2	$1,078.5
Net income (loss)	(167.4)	9.0	(158.4)	32.7	10.1	42.8
Net subscriptions (distributions) and other	(50.5)	5.3	(45.2)	(8.5)	(14.8)	(23.3)
Net consolidations (deconsolidations)	(52.5)	—	(52.5)	43.8	—	43.8
Acquisition	—	—	—	20.2	—	20.2
Adjustment to fair value	—	167.0	167.0	—	91.9	91.9
Balance at End of Period	$1,196.1	$820.8	$2,016.9	$643.5	$610.4	$1,253.9

(in millions)	2025			2024
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the six months ended March 31,
Balance at beginning of period	$687.8	$634.0	$1,321.8	$580.1	$446.0	$1,026.1
Net income (loss)	(128.5)	19.7	(108.8)	29.8	22.5	52.3
Net subscriptions (distributions) and other	125.1	1.6	126.7	29.6	(15.9)	13.7
Net consolidations (deconsolidations)	511.7	—	511.7	(16.2)	—	(16.2)
Acquisition	—	—	—	20.2	—	20.2
Adjustment to fair value	—	165.5	165.5	—	157.8	157.8
Balance at End of Period	$1,196.1	$820.8	$2,016.9	$643.5	$610.4	$1,253.9
Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	March 31, 2025	September 30, 2024
Investments	$1,123.3	$1,074.4
Receivables	211.5	226.0
Total	$1,334.8	$1,300.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the six months ended March 31, 2025 or fiscal year 2024.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the six months ended March 31, 2025, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2024.

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
Blockchain Litigation. The Company, two of its subsidiaries, the Company’s CEO, and an individual employee were named as defendants in litigation filed by Blockchain Innovation, LLC. The parties reached an agreement to resolve this previously-disclosed matter, pursuant to which the action is expected to be dismissed. The resolution of this matter did not have a material impact on the consolidated financial statements.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2025 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of March 31, 2025.
Other Commitments and Contingencies
At March 31, 2025, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2024.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2025
Nonvested balance at October 1, 2024	16,594	3,314	19,908	$24.03
Granted	7,901	169	8,070	20.73
Vested	(2,011)	(166)	(2,177)	27.87
Forfeited/canceled	(315)	(189)	(504)	24.01
Nonvested Balance at March 31, 2025	22,169	3,128	25,297	$22.65
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $259.1 million at March 31, 2025. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Dividend and interest income	$19.4	$38.0	$62.5	$92.8
Gains (losses) on investments, net	46.8	(18.5)	(10.3)	41.6
Income from investments in equity method investees	23.1	24.4	15.5	81.3
Gains (losses) on derivatives, net	(1.1)	(6.4)	5.5	(14.6)
Rental income	10.9	10.9	22.1	21.7
Foreign currency exchange (losses) gains, net	(7.5)	(1.3)	7.0	(8.7)
Other, net	2.5	5.4	2.3	11.6
Investment and other income, net	$94.1	$52.5	$104.6	$225.7
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $82.7 million and $(1.0) million for the three and six months ended March 31, 2025 and $9.5 million and $86.1 million for the three and six months ended March 31, 2024.
Note 13 - Subsequent Event
On April 30, 2025, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a five year term and $1.1 billion of aggregate available borrowings. As of April 30, 2025, the $300.0 million of borrowings outstanding under the Company’s prior credit facility were transferred to the Amended and Restated Credit Agreement. For additional information please see Part II. Item 5. Other Information - Entry into Amended and Restated Revolving Credit Agreement.

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
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal year 2024, the amount and mix of our AUM are subject to significant fluctuations, including as a result of reputational harm, that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
During our second fiscal quarter, global equity markets provided mixed results. U.S. markets declined, reflecting uncertainty regarding trade tariffs and other U.S. economic policies, while European and emerging markets produced gains. The S&P 500 Index and MSCI World Index decreased 4.3% and 1.7% for the quarter and 2.0%,and 1.8% for the fiscal year to date. Global bond markets improved during the quarter, as a result of weaker economic conditions. The Bloomberg Global Aggregate Index increased 2.6% during the quarter and decreased 2.6% for the fiscal year to date.
Our total AUM at March 31, 2025 was $1,540.6 billion, 8% lower than at September 30, 2024 and 6% lower than at March 31, 2024. Monthly average AUM (“average AUM”) for the three and six months ended March 31, 2025 decreased 1% and increased 8% from the same periods in the prior fiscal year.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2025	2024		2025	2024
Operating revenues	$2,111.4	$2,152.8	(2%)	$4,363.0	$4,143.9	5%
Operating income	145.6	129.3	13%	364.6	335.8	9%
Operating margin[1]	6.9%	6.0%		8.4%	8.1%

Net income attributable to Franklin Resources, Inc.	$151.4	$124.2	22%	$315.0	$375.5	(16%)
Diluted earnings per share	0.26	0.23	13%	0.55	0.71	(23%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$377.2	$419.6	(10%)	$790.0	$836.6	(6%)
Adjusted operating margin	23.4%	25.2%		24.0%	26.2%

Adjusted net income	$254.4	$306.6	(17%)	$574.9	$635.1	(9%)
Adjusted diluted earnings per share	0.47	0.56	(16%)	1.06	1.21	(12%)
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	March 31, 2025	March 31, 2024	Percent Change
Equity	$598.1	$592.7	1%
Fixed Income	446.0	571.4	(22%)
Alternative	251.8	255.5	(1%)
Multi-Asset	175.8	163.4	8%
Cash Management	68.9	61.7	12%
Total	$1,540.6	$1,644.7	(6%)
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the three months ended March 31,	2025	2024		2025	2024
Equity	$619.7	$546.0	13%	40%	35%
Fixed Income	456.3	553.3	(18%)	29%	35%
Alternative	250.1	256.1	(2%)	16%	16%
Multi-Asset	176.3	160.3	10%	11%	10%
Cash Management	68.1	65.4	4%	4%	4%
Total	$1,570.5	$1,581.1	(1%)	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing four months.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the six months ended March 31,	2025	2024		2025	2024
Equity	$625.1	$496.2	26%	39%	34%
Fixed Income	488.9	522.8	(6%)	30%	35%
Alternative	249.6	255.8	(2%)	16%	17%
Multi-Asset	176.2	153.7	15%	11%	10%
Cash Management	66.5	63.7	4%	4%	4%
Total	$1,606.3	$1,492.2	8%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing seven months.
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended March 31,		Six Months Ended March 31,
	2025 [1]	2024	2025 [1]	2024
Beginning AUM	$1,575.7	$1,455.5	$1,678.6	$1,374.2
Long-term inflows	86.8	84.9	183.7	153.8
Long-term outflows	(113.0)	(78.0)	(259.9)	(151.9)
Long-term net flows	(26.2)	6.9	(76.2)	1.9
Cash management net flows	2.7	(4.8)	2.7	(0.1)
Total net flows	(23.5)	2.1	(73.5)	1.8
Acquisition	—	148.3	—	148.3
Net market change, distributions and other	(11.6)	38.8	(64.5)	120.4
Ending AUM	$1,540.6	$1,644.7	$1,540.6	$1,644.7
_______________
1Cash management at March 31, 2025 includes $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management [1]	Total
for the three months ended March 31, 2025
AUM at January 1, 2025	$620.0	$469.5	$248.8	$174.0	$63.4	$1,575.7
Long-term inflows	38.9	26.5	8.5	12.9	—	86.8
Long-term outflows	(44.3)	(57.0)	(2.1)	(9.6)	—	(113.0)
Long-term net flows	(5.4)	(30.5)	6.4	3.3	—	(26.2)
Cash management net flows	—	—	—	—	2.7	2.7
Total net flows	(5.4)	(30.5)	6.4	3.3	2.7	(23.5)
Net market change, distributions and other	(16.5)	7.0	(3.4)	(1.5)	2.8	(11.6)
AUM at March 31, 2025	$598.1	$446.0	$251.8	$175.8	$68.9	$1,540.6
_______________
1Cash management at March 31, 2025 includes $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.

AUM decreased $35.1 billion, or 2%, during the three months ended March 31, 2025 due to $26.2 billion of long-term net outflows, inclusive of $33.6 billion of long-term net outflows at WAM and $3.3 billion of long-term reinvested distributions, and the negative impact of $11.6 billion of net market change, distributions and other, partially offset by $2.7 billion of cash management net inflows. Net market change, distributions and other primarily consists of $8.2 billion of distributions, and $8.2 billion of market depreciation, partially offset by a $4.8 billion increase from foreign exchange revaluation. The market depreciation occurred primarily in the equity asset class partially offset by appreciation in the fixed income asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro and Japanese Yen.

Long-term inflows increased 2% to $86.8 billion, compared to the prior year period, driven by higher inflows in alternative private funds, equity, alternative and multi-asset open end funds, and equity retail separately managed accounts, exchange traded funds, institutional separate accounts and sub-advised mutual funds, partially offset by decreased inflows across multiple fixed income vehicles at WAM. Long-term outflows increased 45% to $113.0 billion, substantially due to higher outflows across multiple fixed income vehicles at WAM, and to a lesser extent, higher outflows from equity sub-advised and open end funds, institutional separate accounts and retail separately managed accounts. WAM outflows have increased significantly following investment performance issues and the announcement of ongoing regulatory investigations.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2024
AUM at January 1, 2024	$467.5	$511.7	$256.2	$154.6	$65.5	$1,455.5
Long-term inflows	27.5	43.8	3.4	10.2	—	84.9
Long-term outflows	(32.8)	(35.5)	(2.4)	(7.3)	—	(78.0)
Long-term net flows	(5.3)	8.3	1.0	2.9	—	6.9
Cash management net flows	—	—	—	—	(4.8)	(4.8)
Total net flows	(5.3)	8.3	1.0	2.9	(4.8)	2.1
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	49.2	(7.9)	(2.4)	0.1	(0.2)	38.8
AUM at March 31, 2024	$592.7	$571.4	$255.5	$163.4	$61.7	$1,644.7

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management [1]	Total
for the six months ended March 31, 2025
AUM at October 1, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
Long-term inflows	94.8	52.9	11.9	24.1	—	183.7
Long-term outflows	(87.7)	(150.1)	(4.7)	(17.4)	—	(259.9)
Long-term net flows	7.1	(97.2)	7.2	6.7	—	(76.2)
Cash management net flows	—	—	—	—	2.7	2.7
Total net flows	7.1	(97.2)	7.2	6.7	2.7	(73.5)
Net market change, distributions and other	(41.1)	(13.2)	(5.3)	(7.1)	2.2	(64.5)
AUM at March 31, 2025	$598.1	$446.0	$251.8	$175.8	$68.9	$1,540.6
_______________
1Cash management at March 31, 2025 includes $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.

AUM decreased $138.0 billion, or 8%, during the six months ended March 31, 2025 due to $76.2 billion of long-term net outflows, inclusive of $101.5 billion of long-term net outflows at WAM and $23.4 billion of long-term reinvested distributions, and the negative impact of $64.5 billion of net market change, distributions and other, partially offset by $2.7 billion of cash management net inflows. Net market change, distributions and other primarily consists of $38.3 billion of distributions, primarily from the equity asset class, $16.7 billion of market depreciation and a $9.5 billion decrease from foreign exchange revaluation. The market depreciation occurred primarily in the equity asset class. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Australian dollar, Canadian dollar, Euro and Japanese Yen.

Long-term inflows increased 19% to $183.7 billion, as compared to the prior year period, driven by higher inflows in equity, multi-asset, and alternative perpetual vehicles, and equity sub-advised mutual funds, retail separately managed accounts, institutional separate accounts and exchange traded funds, partially offset by lower inflows across multiple fixed income vehicles at WAM. Long-term outflows increased 71% to $259.9 billion, substantially due to higher outflows across multiple fixed income vehicles at WAM, and to a lesser extent, higher outflows from equity open end funds, sub-advised mutual funds, institutional separate accounts, and retail separately managed accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2024
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	54.5	72.1	9.3	17.9	—	153.8
Long-term outflows	(59.6)	(72.2)	(5.6)	(14.5)	—	(151.9)
Long-term net flows	(5.1)	(0.1)	3.7	3.4	—	1.9
Cash management net flows	—	—	—	—	(0.1)	(0.1)
Total net flows	(5.1)	(0.1)	3.7	3.4	(0.1)	1.8
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	86.1	29.1	(3.8)	9.2	(0.2)	120.4
AUM at March 31, 2024	$592.7	$571.4	$255.5	$163.4	$61.7	$1,644.7
AUM by sales region was as follows:

(in billions)	March 31, 2025	March 31, 2024	Percent Change
United States	$1,071.3	$1,155.9	(7%)
International
Europe, Middle East and Africa	195.8	206.3	(5%)
Asia-Pacific	158.5	170.4	(7%)
Americas, excl. U.S.	115.0	112.1	3%
Total international	469.3	488.8	(4%)
Total	$1,540.6	$1,644.7	(6%)

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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of March 31, 2025	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	45%	59%	48%	58%	35%	53%	37%	46%
Fixed Income	58%	69%	61%	61%	54%	53%	88%	85%
Total AUM[3]	58%	55%	60%	52%	43%	56%	56%	63%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 39%, 38%, 38% and 35% of our total AUM as of March 31, 2025.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 55%, 55%, 54% and 49% of our total AUM as of March 31, 2025.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 11% of our total AUM at March 31, 2025.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2025	2024		2025	2024
Investment management fees	$1,673.6	$1,713.9	(2%)	$3,472.9	$3,366.1	3%
Sales and distribution fees	364.9	358.3	2%	740.4	654.7	13%
Shareholder servicing fees	61.9	68.0	(9%)	125.4	100.5	25%
Other	11.0	12.6	(13%)	24.3	22.6	8%
Total Operating Revenues	$2,111.4	$2,152.8	(2%)	$4,363.0	$4,143.9	5%

Investment Management Fees
Investment management fees decreased $40.3 million for the three months ended March 31, 2025 primarily due to a 1% decrease in average AUM and a decrease in performance fees. The decrease in average AUM for the three months ended March 31, 2025 primarily occurred in the fixed income asset class, substantially offset by increases in the equity and multi-asset asset classes. Investment management fees increased $106.8 million for the six months ended March 31, 2025, primarily due to one additional quarter of revenue earned by Putnam, which was acquired on January 1, 2024, and an 8% increased in average AUM, partially offset by a decrease in performance fees and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024. The increase in average AUM for the six months ended March 31, 2025 primarily occurred in the equity and multi-asset asset classes, partially offset by a decrease in the fixed income asset class.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 41.4 basis points for both the three months ended March 31, 2025 and 2024, and decreased to 40.7 basis points for the six months ended March 31, 2025 from 41.7 basis points for the same period in the prior fiscal year. The fee rate remained flat for the three month period and decreased for the six month period primarily due to higher AUM in lower fee equity products, including those from the acquisition of Putnam, partially offset by a reduction in lower fee fixed income AUM at WAM. The decrease for the six month period was also due to catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund,
Performance fees decreased to $71.9 million and $213.5 million for the three and six months ended March 31, 2025 from $85.2 million and $251.6 million for the same periods in the prior fiscal year due to lower performance fees earned by certain of our alternative specialist investment managers.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2025	2024		2025	2024
Asset-based fees	$297.2	$291.5	2%	$606.3	$537.5	13%
Sales-based fees	67.7	66.8	1%	134.1	117.2	14%
Sales and Distribution Fees	$364.9	$358.3	2%	$740.4	$654.7	13%

Asset-based distribution fees increased $5.7 million and $68.8 million for the three and six months ended March 31, 2025 primarily due to increases of 9% and 13% in the related average AUM, partially offset by a higher mix of lower fee assets. The six months ended March 31, 2025 also includes one additional quarter of revenue related to Putnam products.
Sales-based fees increased $0.9 million for the three months ended March 31, 2025, as commissionable sales remained relatively flat, and increased $16.9 million for the six months ended March 31, 2025 primarily due to an increase of 13% in commissionable sales and one additional quarter of sales-based revenue related to Putnam products.
Shareholder Servicing Fees
Shareholder servicing fees decreased $6.1 million for the three months ended March 31, 2025, primarily due to lower margin-based fees, partially offset by higher AUM-based fees driven by higher levels of related AUM, and increased $24.9 million for the six months ended March 31, 2025 primarily due to one additional quarter of fees earned by Putnam, partially offset by lower margin-based fees.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2025	2024		2025	2024
Compensation and benefits	$920.0	$1,028.2	(11%)	$1,911.4	$1,996.5	(4%)
Sales, distribution and marketing	498.1	484.3	3%	1,010.4	885.1	14%
Information systems and technology	158.7	155.1	2%	314.7	286.1	10%
Occupancy	69.3	76.2	(9%)	144.4	142.9	1%
Amortization of intangible assets	112.5	84.6	33%	225.1	170.4	32%
Impairment of intangible assets	24.4	—	100%	24.4	—	100%
General, administrative and other	182.8	195.1	(6%)	368.0	327.1	13%
Total Operating Expenses	$1,965.8	$2,023.5	(3%)	$3,998.4	$3,808.1	5%
The acquisition of Putnam on January 1, 2024 had a significant impact on operating expenses in the six months ended March 31, 2025, however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2025	2024		2025	2024
Salaries, wages and benefits	$445.9	$453.8	(2%)	$869.5	$824.7	5%
Incentive compensation	387.0	390.5	(1%)	826.4	808.8	2%
Acquisition-related retention[1]	34.7	104.5	(67%)	80.5	173.6	(54%)
Acquisition-related performance fee pass through[1]	16.2	14.4	13%	85.3	87.0	(2%)
Other[1,2]	36.2	65.0	(44%)	49.7	102.4	(51%)
Compensation and Benefits Expenses	$920.0	$1,028.2	(11%)	$1,911.4	$1,996.5	(4%)
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
Salaries, wages and benefits decreased $7.9 million for the three months ended March 31, 2025, primarily due to the impact of headcount reductions, which were partially offset by annual salary increases. Salaries, wages and benefits increased $44.8 million for the six months ended March 31, 2025, primarily due to annual salary increases and one additional quarter of expenses related to Putnam.
Incentive compensation decreased $3.5 million for the three months ended March 31, 2025, primarily due to lower incentive compensation at certain specialist investment managers and a decrease in expense for deferred compensation awards, partially offset by higher sales-related commissions. Incentive compensation increased $17.6 million for the six months ended March 31, 2025, primarily due to one additional quarter of expenses related to Putnam, higher annual acceleration of deferred compensation expense related to retirement-eligible employees, and higher sales-related commissions, partially offset by lower incentive compensation at certain specialist investment managers and lower ongoing deferred compensation expense.
Acquisition-related retention expenses decreased $69.8 million and $93.1 million for the three and six months ended March 31, 2025, primarily due to lower costs associated with the acquisition of Putnam, and lower compensation associated with performance-based and time-based awards.

Other compensation and benefits decreased $28.8 million and $52.7 million for the three and six months ended March 31, 2025, primarily due to a decrease in special termination benefits and lower net market gains on investments related to our deferred compensation plans. Special termination benefits decreased $23.0 million and $29.3 million for the three and six months ended March 31, 2025 primarily due to the higher costs associated with workforce optimization initiatives in the prior year.
At March 31, 2025, our global workforce decreased to approximately 10,000 employees from approximately 10,100 at March 31, 2024.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2025	2024		2025	2024
Asset-based expenses	$411.4	$405.7	1%	$839.6	$746.2	13%
Sales-based expenses	67.9	63.7	7%	131.8	110.6	19%
Amortization of deferred sales commissions	18.8	14.9	26%	39.0	28.3	38%
Sales, Distribution and Marketing	$498.1	$484.3	3%	$1,010.4	$885.1	14%
Asset-based expenses increased $5.7 million and $93.4 million for the three and six months ended March 31, 2025 primarily due to increases of 3% and 7% in the related average AUM, and higher marketing support fees, partially offset by a higher mix of lower-fee assets. The six months ended March 31, 2025 also includes one additional quarter of expenses related to Putnam products. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $4.2 million for the three months ended March 31, 2025, primarily due to higher marketing support expenses, and increased $21.2 million for the six months ended March 31, 2025 primarily due to increases of 13% in commissionable sales and one additional quarter of expenses related to Putnam products.
Occupancy

Occupancy expenses decreased $6.9 million and increased $1.5 million for the three and six months ended March 31, 2025. Both the three and six month periods reflect lower costs due to the consolidation of office space in New York City, which were offset by one additional quarter of expenses incurred by Putnam in the six month period.
Information Systems and Technology

Information systems and technology expenses increased $3.6 million for the three months ended March 31, 2025, primarily due to higher technology consulting and software costs, partially offset by lower costs for external data services, and increased $28.6 million for the six months ended March 31, 2025, primarily due to one additional quarter of expenses incurred by Putnam, and higher technology consulting and software costs, partially offset by lower costs for hardware purchases and maintenance.
Amortization of Intangible Assets

Amortization of intangible assets increased $27.9 million and $54.7 million for the three and six months ended March 31, 2025, primarily due to a reduction in the remaining useful life of definite-lived intangible assets related to WAM.
Impairment of intangible assets
During the three months ended March 31, 2025, we recognized an impairment charge of $24.4 million related to certain indefinite-lived intangible assets for acquired mutual fund investment management contracts. See Critical Accounting Policies for additional information.

General, Administrative and Other

General, administrative and other operating expenses decreased $12.3 million and increased $40.9 million for the three and six months ended March 31, 2025. The decrease for the three months ended March 31, 2025 was primarily due to a $19.5 million decrease in acquisition-related costs, primarily related to the acquisition of Putnam in the prior year quarter, and a $10.7 million decrease in legal and other professional fees, inclusive of $17.6 million of insurance recoveries, partially offset by increases in advertising and promotion costs and placement fees. The increase for the six months ended March 31, 2025 was primarily due to one additional quarter of expenses incurred by Putnam, an $11.7 million increase in advertising and promotion costs, an $8.1 million increase in legal and other professional fees, net of $27.6 million of insurance recoveries, and an increase in fund-related expenses, partially offset by a $19.1 million decrease in acquisition-related costs, primarily related to the acquisition of Putnam.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2025	2024		2025	2024
Investment and other income, net:
Dividend and interest income	$19.4	$38.0	(49%)	$62.5	$92.8	(33%)
Gains (losses) on investments, net	46.8	(18.5)	NM	(10.3)	41.6	NM
Income from investments in equity method investees	23.1	24.4	(5%)	15.5	81.3	(81%)
Gains (losses) on derivatives, net	(1.1)	(6.4)	(83%)	5.5	(14.6)	NM
Rental income	10.9	10.9	0%	22.1	21.7	2%
Foreign currency exchange (losses) gains, net	(7.5)	(1.3)	477%	7.0	(8.7)	NM
Other, net	2.5	5.4	(54%)	2.3	11.6	(80%)
Investment and other income, net	94.1	52.5	79%	104.6	225.7	(54%)
Interest expense	(20.8)	(27.7)	(25%)	(43.9)	(46.5)	(6%)
Investment and other income (losses) of consolidated investment products, net	(164.7)	89.9	NM	(50.6)	66.1	NM
Expenses of consolidated investment products	(11.5)	(5.9)	95%	(18.8)	(11.8)	59%
Other Income (Expenses), Net	$(102.9)	$108.8	NM	$(8.7)	$233.5	NM
Dividend and interest income decreased $18.6 million and $30.3 million for the three and six months ended March 31, 2025, primarily due to lower yields and lower average balances.
Investments held by the Company generated net gains of $46.8 million, as compared to net losses of $18.5 million for the three months ended March 31, 2025 and 2024. The net gains in the three months ended March 31, 2025 were primarily from investments in nonconsolidated funds and separate accounts, partially offset by net losses on investments measured at cost adjusted for observable price changes, while the net losses in the prior year period were primarily from investments in nonconsolidated funds and separate accounts, partially offset by net gains from assets invested for deferred compensation plans. Investments held by the Company generated net losses of $10.3 million, as compared to net gains of $41.6 million for the six months ended March 31, 2025 and 2024. The net losses in the six months ended March 31, 2025 were primarily from net losses on investments measured at cost adjusted for observable price changes, partially offset by net gains from investments in nonconsolidated funds and separate accounts, while the net gains in the prior year were primarily from assets invested for deferred compensation plans and investments in nonconsolidated funds and separate accounts, partially offset by net losses on investments measured at cost adjusted for observable price changes.
Equity method investees generated income of $23.1 million and $15.5 million for the three and six months ended March 31, 2025, as compared to income of $24.4 million and $81.3 million in the prior year, largely related to various global alternative funds and, in the prior year periods, equity funds.
Net foreign currency exchange losses increased $6.2 million for the three months ended March 31, 2025, primarily due to the U.S. dollar weakening more in the current year period against the Euro and British Pound, which resulted in higher net foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries. Net foreign currency exchange gains were $7.0 million for the six months ended March 31, 2025, as compared to net losses of $8.7 million in the prior year. The U.S. dollar strengthened in the six month period against the Euro and British Pound, which resulted in net foreign exchange gains on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries, as compared to net losses in the prior year.
Interest expense decreased $6.9 million for the three months ended March 31, 2025 primarily due to lower accretion on Lexington deferred purchase consideration and lower interest recognized on tax reserves, and $2.6 million for the six months ended March 31, 2025 primarily due to lower accretion on Lexington deferred purchase consideration and a net decrease in interest on debt, partially offset by an increase in interest recognized on tax reserves.
Investments held by consolidated investment products (“CIPs”) generated losses of $164.7 million and $50.6 million in the three and six months ended March 31, 2025, largely related to losses on holdings of various global equity funds, partially offset by gains on various alternative funds, and for the six month period, global fixed income and multi-asset funds. Investments held by CIPs generated investment gains and other income of $89.9 million and $66.1 million in the three and six months ended March 31, 2024, largely related to gains on holdings of various fixed income, global equity and alternative funds, and for the six month period, multi-asset funds.
Expenses of CIPs increased $5.6 million and $7.0 million for the three and six months ended March 31, 2025, due to activity of the funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at March 31, 2025, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$2,754.0	$—	$—	$—	$—	$2,754.0
Investments
Alternative	—	247.6	923.9	255.6	502.9	1,930.0
Equity	—	217.1	182.8	118.4	293.3	811.6
Fixed Income	—	132.7	61.8	40.3	188.0	422.8
Multi-Asset	—	39.0	10.2	—	126.7	175.9
Total investments	—	636.4	1,178.7	414.3	1,110.9	3,340.3
Total Cash and Cash Equivalents and Investments[2,3]	$2,754.0	$636.4	$1,178.7	$414.3	$1,110.9	$6,094.3

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2024 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,362.2 million maintained for operational activities, including investments in sponsored funds and other products, and $446.1 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $365 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $236 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $431 million of cash and investments related to deferred compensation plans.

TAXES ON INCOME

Our effective income tax rate was 72.8% and 31.5% for the three and six months ended March 31, 2025, as compared to 26.4% and 24.2% for the three and six months ended March 31, 2024. The rate increase for the three month period was primarily due to losses of CIPs for which there are no related tax benefits and valuation allowance on net operating losses and capital losses, partially offset by discrete tax benefits from state audit settlements. The rate increase for the six month period was primarily due to losses of CIPs for which there are no related tax benefits, a reduction in foreign rate benefits and tax expenses from stock-based compensation, partially offset by discrete tax benefits from state audit settlements.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating income	$145.6	$129.3	$364.6	$335.8
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	13.1	11.0	25.6	22.4
Acquisition-related retention	34.7	104.5	80.5	173.6
Compensation and benefits expense from gains on deferred compensation, net	3.6	14.0	4.5	33.0
Other acquisition-related expenses	10.7	25.2	20.1	32.0
Amortization of intangible assets	112.5	84.6	225.1	170.4
Impairment of intangible assets	24.4	—	24.4	—
Special termination benefits	17.4	40.4	17.8	47.1
Compensation and benefits expense related to minority interests in certain subsidiaries	15.2	10.6	27.4	22.3
Adjusted operating income	$377.2	$419.6	$790.0	$836.6

Total operating revenues	$2,111.4	$2,152.8	$4,363.0	$4,143.9
Add (subtract):
Acquisition-related pass through performance fees	(16.2)	(14.4)	(85.3)	(87.0)
Sales and distribution fees	(364.9)	(358.5)	(740.4)	(654.9)
Allocation of investment management fees for sales, distribution and marketing expenses	(133.2)	(125.8)	(270.0)	(230.2)
Elimination of operating revenues upon consolidation of investment products*	13.1	11.0	25.6	22.4
Adjusted operating revenues	$1,610.2	$1,665.1	$3,292.9	$3,194.2

Operating margin	6.9%	6.0%	8.4%	8.1%
Adjusted operating margin	23.4%	25.2%	24.0%	26.2%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income attributable to Franklin Resources, Inc.	$151.4	$124.2	$315.0	$375.5
Add (subtract):
Net (income) loss of consolidated investment products*	(8.3)	3.5	(4.1)	1.3
Acquisition-related retention	34.7	104.5	80.5	173.6
Other acquisition-related expenses	13.1	29.3	25.8	40.1
Amortization of intangible assets	112.5	84.6	225.1	170.4
Impairment of intangible assets	24.4	—	24.4	—
Special termination benefits	17.4	40.4	17.8	47.1
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	(1.1)	(3.9)	0.2	(9.9)
Unrealized investment gains	(42.9)	(9.6)	(11.4)	(58.6)
Interest expense for amortization of debt premium	(5.0)	(6.4)	(9.9)	(12.8)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income (loss) attributable to redeemable noncontrolling interests	7.4	0.4	11.5	(1.6)
Net income tax expense of adjustments	(49.2)	(60.4)	(100.0)	(90.0)
Adjusted net income	$254.4	$306.6	$574.9	$635.1

Diluted earnings per share	$0.26	$0.23	$0.55	$0.71
Adjusted diluted earnings per share	0.47	0.56	1.06	1.21
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Elimination of operating revenues upon consolidation	$(13.1)	$(11.0)	$(25.6)	$(22.4)
Other income (expense), net	(129.8)	38.6	(68.3)	30.0
Less: income (loss) attributable to noncontrolling interests	(151.2)	31.1	(98.0)	8.9
Net income (loss)	$8.3	$(3.5)	$4.1	$(1.3)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2025	2024
Operating cash flows	$(195.3)	$(115.3)
Investing cash flows	(1,020.6)	(410.8)
Financing cash flows	380.3	232.1
Net cash used in operating activities increased during the six months ended March 31, 2025 primarily due to higher payments for incentive compensation and income tax payments, partially offset by higher net income adjusted for non-cash items. Net cash used in investing activities increased primarily due to net purchases of investments as compared to liquidations in the prior year and higher net purchases of investments by collateralized loan obligations (“CLOs”). Net cash provided by financing activities increased due to higher net proceeds on debt of CIPs, higher net subscriptions in CIPs by noncontrolling interests and lower repurchases of common stock, partially offset by net repayment of debt.

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
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2025	September 30, 2024
Assets
Cash and cash equivalents	$2,714.3	$3,261.1
Receivables	1,287.9	1,261.6
Investments	929.3	1,141.7
Total Liquid Assets	$4,931.5	$5,664.4

Liability
Debt	$2,671.3	$2,780.3
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2025 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At March 31, 2025, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,487.8 million. At March 31, 2025, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates from 4.750% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,183.5 million at March 31, 2025. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. The $400.0 million 2.850% senior notes due March 2025 were repaid on March 31, 2025 using existing cash and borrowings from our revolving credit facility.
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

On April 30, 2025, we entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a five year term and $1.1 billion of aggregate available borrowings. As of April 30, 2025, the $300.0 million of borrowings outstanding under our prior credit facility were transferred to the Amended and Restated Credit Agreement. For additional information please see Part II. Item 5. Other Information - Entry into Amended and Restated Revolving Credit Agreement. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points and a Term SOFR adjustment of 10 basis points. The Amended and Restated Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00.
We were in compliance with all debt covenants at March 31, 2025.
At March 31, 2025, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.64 per share during the six months ended March 31, 2025 and $0.62 per share during the six months ended March 31, 2024. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three and six months ended March 31, 2025, we repurchased 0.5 million and 0.8 million shares of our common stock at a cost of $10.0 million and $15.8 million. During the three and six months ended March 31, 2024, we repurchased 0.4 million and 2.8 million shares of our common stock at a cost of $11.7 million and $70.5 million. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At March 31, 2025, 29.2 million shares remained available for repurchase under this authorization.
We will pay up to $375.0 million related to our acquisition of Putnam between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West Lifeco, Inc. and its affiliates which will be recognized in operating income.
The final deferred cash payment related to our acquisition of Lexington of $100.0 million was paid on April 1, 2025 using existing cash and borrowings from our revolving credit facility.
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant financial or other support to our sponsored funds during the six months ended March 31, 2025.

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
Consolidation
We consolidate our subsidiaries and investment products in which we have a controlling financial interest. We have a controlling financial interest when we own a majority of the voting interest in a voting interest entity or are the primary beneficiary of a variable interest entity (“VIE”). Our VIEs are primarily investment products and our variable interests consist of our equity ownership interests in and investment management fees earned from these products. As of March 31, 2025, we were the primary beneficiary of 64 investment product VIEs.
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
Subsequent to the annual impairment tests performed as of August 1, 2024, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the six months ended March 31, 2025, there were no events or circumstances which would indicate that goodwill or definite-lived intangible assets were more likely than not impaired. We performed a quantitative impairment test for certain indefinite-lived assets related to acquired mutual fund investment management contracts due to decreased AUM in the related products and recognized an impairment of $24.4 million. There were no other impairments of indefinite-lived intangible assets, as no events occurred or circumstances changed that would indicate these assets might be impaired.
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
As of March 31, 2025, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and $39.2 million transfers out of Level 3 during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2025, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2024.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2025 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2025.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	420,338	$20.29	420,338	29,252,272
February 2025	46,811	20.62	46,811	29,205,461
March 2025	22,455	19.85	22,455	29,183,006
Total	489,604		489,604
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Entry into Amended and Restated Revolving Credit Agreement
On April 30, 2025 (the “Closing Date”), the Company entered into an amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”), by and among the Company, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A. (“Bank of America”), as administrative agent. Capitalized terms used and not defined herein have the meaning given to them in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a five-year revolving credit facility with $1.1 billion of aggregate commitments.
Amounts outstanding under the Amended and Restated Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either (i) a base rate (the “Base Rate”) equal to the highest of (a) the federal funds rate plus 0.5%, (b) the prime rate of Bank of America, (c) Term SOFR for a 1-month interest period plus 1.00%, and (d) 1.00%; (ii) the Secured Overnight Funding Rate published on such date on the Federal Reserve Bank of New York’s website (or any successor source) (“Daily Simple SOFR”) or (iii) Term SOFR (provided that Term SOFR shall not be less than 0.00%), plus an applicable margin (“Applicable Rate”) that ranges from (x) in the case of loans bearing interest by reference to the Base Rate, 0.00% to 0.25% and

(y) in the case of loans bearing interest by reference to Daily Simple SOFR or Term SOFR, 0.625% to 1.25%, in each case based on the Company’s Debt Rating. The Company is also required to pay an annual Commitment Fee ranging from 0.06% to 0.125%, based on the Company’s Debt Rating, on the average unused amount of the revolving credit facility payable quarterly.
At any time, subject to timely prior written notice, the Company may (i) terminate the commitments under the Revolving Credit Facility in full or in part, and/or (ii) prepay any loans outstanding under the Revolving Credit Facility in full or in part, without premium or penalty.
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company’s subsidiaries to incur additional indebtedness and limit the ability of the Company and its subsidiaries to create liens, merge or dissolve, dispose of assets and change the nature of their respective business, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Amended and Restated Credit Agreement contains a financial performance covenant, requiring that, subject to certain adjustments related to qualified acquisitions, the Company maintains a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00.
The repayment obligation under the Amended and Restated Credit Agreement may be accelerated (and commitments under the Revolving Credit Facility terminated) upon the occurrence of an event of default thereunder, including, among other things, failure to pay principal or interest on a timely basis, material inaccuracy of any representation or warranty, failure to comply with covenants, cross-default, change of control, certain insolvency or bankruptcy-related events and material judgments, subject, in each case, to any applicable grace and/or cure periods.
Any borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes.
The Amended and Restated Credit Agreement replaces the $800.0 million revolving credit agreement (the “Original Credit Agreement”) with Bank of America, N.A. and the other lenders party thereto. Bank of America, N.A. and the other lenders party to the Original Credit Agreement are parties to the Amended and Restated Credit Agreement.
As of the Closing Date, there were $300.0 million of borrowings outstanding under the Original Credit Agreement, which remain outstanding under the Amended and Restated Credit Agreement.
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

3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Amended and Restated Bylaws of Registrant (as adopted and effective June 29, 2021), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 1, 2021 (File No. 001-09318)

10.1
Amended and Restated Credit Agreement, dated as of April 30, 2025, by and among Franklin Resources, Inc., as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent (filed herewith)

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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	May 2, 2025	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	May 2, 2025	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)