Form 10-Q
period 2025-06-30
FRANKLIN RESOURCES INC
filed 2025-08-01
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 22, 2025: 519,195,475.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Operating Revenues
Investment management fees	$1,640.8	$1,689.9	$5,113.7	$5,056.0
Sales and distribution fees	351.9	358.3	1,092.3	1,013.0
Shareholder servicing fees	59.9	61.8	185.3	162.3
Other	11.4	12.9	35.7	35.5
Total operating revenues	2,064.0	2,122.9	6,427.0	6,266.8
Operating Expenses
Compensation and benefits	901.1	893.8	2,812.5	2,890.3
Sales, distribution and marketing	480.7	481.1	1,491.1	1,366.2
Information systems and technology	162.7	156.6	477.4	442.7
Occupancy	69.5	104.8	213.9	247.7
Amortization of intangible assets	112.2	84.0	337.3	254.4
Impairment of intangible assets	—	—	24.4	—
General, administrative and other	183.7	180.1	551.7	507.2
Total operating expenses	1,909.9	1,900.4	5,908.3	5,708.5
Operating Income	154.1	222.5	518.7	558.3
Other Income (Expenses)
Investment and other income, net	23.4	74.5	128.0	300.2
Interest expense	(25.8)	(25.7)	(69.7)	(72.2)
Investment and other income (losses) of consolidated investment products, net	35.9	37.6	(14.7)	103.7
Expenses of consolidated investment products	(11.0)	(8.8)	(29.8)	(20.6)
Other income, net	22.5	77.6	13.8	311.1
Income before taxes	176.6	300.1	532.5	869.4
Taxes on income	59.9	68.1	172.1	205.8
Net income	116.7	232.0	360.4	663.6
Less: net income (loss) attributable to
Redeemable noncontrolling interests	20.0	43.0	(88.8)	95.3
Nonredeemable noncontrolling interests	4.4	15.0	41.9	18.8
Net Income Attributable to Franklin Resources, Inc.	$92.3	$174.0	$407.3	$549.5

Earnings per Share
Basic	$0.15	$0.32	$0.70	$1.04
Diluted	0.15	0.32	0.70	1.03

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Income	$116.7	$232.0	$360.4	$663.6
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	88.3	(8.5)	11.7	21.1
Net unrealized gains (losses) on defined benefit plans, net of tax	(2.7)	(0.1)	(5.5)	0.3
Net unrealized gains (losses) on investments, net of tax	0.1	(0.1)	0.1	—
Total other comprehensive income (loss)	85.7	(8.7)	6.3	21.4
Total comprehensive income	202.4	223.3	366.7	685.0
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	20.0	43.0	(88.8)	95.3
Nonredeemable noncontrolling interests	4.4	15.0	41.9	18.8
Comprehensive Income Attributable to Franklin Resources, Inc.	$178.0	$165.3	$413.6	$570.9

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$3,253.9	$3,309.5
Receivables	1,723.2	1,479.1
Investments (including $1,080.6 and $838.0 at fair value at June 30, 2025 and September 30, 2024)	2,620.4	2,338.4
Assets of consolidated investment products
Cash and cash equivalents	703.1	1,099.4
Investments, at fair value	11,420.7	11,034.9
Property and equipment, net	975.4	946.4
Goodwill	6,211.6	6,211.4
Intangible assets, net	4,440.3	4,802.1
Operating lease right-of-use assets	772.0	823.3
Other	431.6	420.0
Total Assets	$32,552.2	$32,464.5

Liabilities
Compensation and benefits	$1,614.3	$1,801.3
Accounts payable and accrued expenses	765.8	551.5
Income taxes	162.0	406.4
Debt	2,666.7	2,780.3
Liabilities of consolidated investment products
Accounts payable and accrued expenses	1,111.3	861.3
Debt	9,577.6	9,341.5
Deferred tax liabilities	264.0	284.9
Operating lease liabilities	1,001.8	965.1
Other	953.8	907.4
Total liabilities	18,117.3	17,899.7
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,380.5	1,321.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 518,373,940 and 523,596,548 shares issued and outstanding at June 30, 2025 and September 30, 2024	51.8	52.4
Capital in excess of par	955.0	947.6
Retained earnings	11,610.3	11,927.6
Accumulated other comprehensive loss	(413.2)	(419.5)
Total Franklin Resources, Inc. stockholders’ equity	12,203.9	12,508.1
Nonredeemable noncontrolling interests	850.5	734.9
Total stockholders’ equity	13,054.4	13,243.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$32,552.2	$32,464.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2025	Shares	Amount
Balance at October 1, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				163.6		163.6	18.9	182.5
Other comprehensive loss					(104.8)	(104.8)		(104.8)
Dividends declared on common stock ($0.32 per share)				(173.6)		(173.6)		(173.6)
Repurchase of common stock	(0.3)	—	(5.8)	—		(5.8)		(5.8)
Issuance of common stock	0.7	—	21.5			21.5		21.5
Stock-based compensation			51.6			51.6		51.6
Net subscriptions and other							13.1	13.1
Net consolidation of investment products							4.7	4.7
Adjustment to fair value of redeemable noncontrolling interests				1.5		1.5		1.5
Balance at December 31, 2024	524.0	$52.4	$1,014.9	$11,919.1	$(524.3)	$12,462.1	$771.6	$13,233.7
Net income				151.4		151.4	18.6	170.0
Other comprehensive income					25.4	25.4		25.4
Dividends declared on common stock ($0.32 per share)				(173.5)		(173.5)		(173.5)
Repurchase of common stock	(0.5)	(0.1)	(9.9)	—		(10.0)		(10.0)
Issuance of common stock	1.9	0.2	44.7			44.9		44.9
Stock-based compensation			12.7			12.7		12.7
Net subscriptions and other							38.4	38.4
Net deconsolidation of investment products							(13.5)	(13.5)
Adjustment to fair value of redeemable noncontrolling interests				(167.0)		(167.0)		(167.0)
Balance at March 31, 2025	525.4	$52.5	$1,062.4	$11,730.0	$(498.9)	$12,346.0	$815.1	$13,161.1
Net income				92.3		92.3	4.4	96.7
Other comprehensive income					85.7	85.7		85.7
Dividends declared on common stock ($0.32 per share)				(171.0)		(171.0)		(171.0)
Repurchase of common stock	(7.3)	(0.7)	(156.7)	—		(157.4)		(157.4)
Issuance of common stock	0.3	—	6.7			6.7		6.7
Stock-based compensation			42.6			42.6		42.6
Net subscriptions and other							28.1	28.1
Net consolidation of investment products							2.9	2.9
Adjustment to fair value of redeemable noncontrolling interests				(41.0)		(41.0)		(41.0)
Balance at June 30, 2025	518.4	$51.8	$955.0	$11,610.3	$(413.2)	$12,203.9	$850.5	$13,054.4
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2024	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income (loss)				251.3		251.3	(4.5)	246.8
Other comprehensive income					59.0	59.0		59.0
Dividends declared on common stock ($0.31 per share)				(167.6)		(167.6)		(167.6)
Repurchase of common stock	(2.4)	(0.2)	(66.6)	8.0		(58.8)		(58.8)
Issuance of common stock	1.2	0.1	26.7			26.8		26.8
Stock-based compensation			39.9			39.9		39.9
Net subscriptions and other							9.6	9.6
Adjustment to fair value of redeemable noncontrolling interests				(65.9)		(65.9)		(65.9)
Balance at December 31, 2023	494.7	$49.5	$—	$12,402.4	$(450.3)	$12,001.6	$636.0	$12,637.6
Net income				124.2		124.2	8.3	132.5
Other comprehensive loss					(28.9)	(28.9)		(28.9)
Dividends declared on common stock ($0.31 per share)				(169.3)		(169.3)		(169.3)
Repurchase of common stock	(0.4)	(0.1)	(11.6)	—		(11.7)		(11.7)
Issuance of common stock	0.3	—	10.7			10.7		10.7
Stock-based compensation			86.3			86.3		86.3
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other							63.1	63.1
Net deconsolidation of investment products							(12.6)	(12.6)
Adjustment to fair value of redeemable noncontrolling interests				(91.9)		(91.9)		(91.9)
Balance at March 31, 2024	526.2	$52.6	$1,022.3	$12,265.4	$(479.2)	$12,861.1	$720.6	$13,581.7
Net income				174.0		174.0	15.0	189.0
Other comprehensive loss					(8.7)	(8.7)		(8.7)
Dividends declared on common stock ($0.31 per share)				(167.0)		(167.0)		(167.0)
Repurchase of common stock	(4.3)	(0.4)	(101.1)	—		(101.5)		(101.5)
Issuance of common stock	0.2	—	4.5			4.5		4.5
Stock-based compensation			58.9			58.9		58.9
Net subscriptions and other							29.4	29.4
Adjustment to fair value of redeemable noncontrolling interests				48.9		48.9		48.9
Balance at June 30, 2024	522.1	$52.2	$984.6	$12,321.3	$(487.9)	$12,870.2	$765.0	$13,635.2
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2025	2024
Net Income	$360.4	$663.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	170.0	194.6
Amortization of deferred sales commissions	58.9	43.3
Depreciation and other amortization	94.2	86.5
Amortization of intangible assets	337.3	254.4
Impairment of intangible assets	24.4	—
Net losses (gains) on investments	41.7	(17.3)
Income from investments in equity method investees	(38.5)	(122.3)
Net losses on investments of consolidated investment products	63.1	19.4
Net purchase of investments by consolidated investment products	(87.6)	(459.5)
Deferred income taxes	(38.3)	(35.0)
Other	188.9	135.3
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	24.3	(61.4)
Decrease in investments, net	15.5	23.8
Decrease in accrued compensation and benefits	(183.7)	(35.0)
Decrease in income taxes payable	(244.3)	(127.8)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	308.0	(55.8)
Decrease in accounts payable and accrued expenses of consolidated investment products	(7.5)	(93.7)
Net cash provided by operating activities	1,086.8	413.1
Purchase of investments	(904.4)	(952.0)
Liquidation of investments	443.9	1,149.5
Purchase of investments by consolidated collateralized loan obligations	(4,880.6)	(4,099.1)
Liquidation of investments by consolidated collateralized loan obligations	3,653.4	3,034.0
Additions of property and equipment, net	(123.3)	(107.3)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	—	175.1
Payments of deferred consideration liability	(90.5)	(434.9)
Net consolidation of investment products	0.2	12.0
Net cash used in investing activities	(1,901.3)	(1,222.7)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2025	2024

Issuance of common stock	$10.2	$7.3
Dividends paid on common stock	(512.6)	(489.3)
Repurchase of common stock	(173.2)	(172.0)
Proceeds from debt	300.0	—
Payment on debt	(400.0)	—
Proceeds from repurchase agreement	98.0	—
Payments on repurchase agreement	(48.9)	(45.8)
Proceeds from debt of consolidated investment products	5,184.0	1,617.6
Payments on debt of consolidated investment products	(4,320.1)	(609.2)
Payments on contingent consideration liabilities	(6.8)	(5.1)
Noncontrolling interests	233.3	202.9
Net cash provided by financing activities	363.9	506.4
Effect of exchange rate changes on cash and cash equivalents	(1.3)	12.5
Decrease in cash and cash equivalents	(451.9)	(290.7)
Cash and cash equivalents, beginning of period	4,408.9	4,402.4
Cash and Cash Equivalents, End of Period	$3,957.0	$4,111.7

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$232.1	$357.9
Cash paid for interest	62.2	67.5
Cash paid for interest by consolidated investment products	597.4	522.2

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Franklin Resources, Inc.	$92.3	$174.0	$407.3	$549.5
Less: allocation of earnings to participating nonvested stock and stock unit awards	13.3	7.5	42.9	23.8
Net Income Available to Common Stockholders	$79.0	$166.5	$364.4	$525.7

Weighted-average shares outstanding – basic	515.7	516.5	517.4	507.2
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.7	0.8	0.8
Weighted-Average Shares Outstanding – Diluted	516.5	517.2	518.2	508.0

Earnings per Share
Basic	$0.15	$0.32	$0.70	$1.04
Diluted	0.15	0.32	0.70	1.03
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were not significant for the three and nine months ended June 30, 2025 and 2024.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2025
Investment management fees	$1,240.9	$214.2	$76.6	$49.5	$59.6	$1,640.8
Sales and distribution fees	249.9	87.1	5.2	9.4	0.3	351.9
Shareholder servicing fees	52.0	7.5	0.4	—	—	59.9
Other	11.1	—	0.2	—	0.1	11.4
Total	$1,553.9	$308.8	$82.4	$58.9	$60.0	$2,064.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2025
Investment management fees	$3,874.7	$654.0	$223.9	$152.3	$208.8	$5,113.7
Sales and distribution fees	776.2	270.1	16.5	29.0	0.5	1,092.3
Shareholder servicing fees	160.8	23.2	1.2	0.1	—	185.3
Other	35.0	—	0.6	—	0.1	35.7
Total	$4,846.7	$947.3	$242.2	$181.4	$209.4	$6,427.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2024
Investment management fees	$1,273.7	$216.2	$71.8	$59.1	$69.1	$1,689.9
Sales and distribution fees	256.8	86.7	4.7	10.1	—	358.3
Shareholder servicing fees	53.2	8.1	0.5	—	—	61.8
Other	12.7	—	0.2	—	—	12.9
Total	$1,596.4	$311.0	$77.2	$69.2	$69.1	$2,122.9

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2024
Investment management fees	$3,819.8	$630.1	$210.2	$173.8	$222.1	$5,056.0
Sales and distribution fees	718.8	250.3	14.3	29.6	—	1,013.0
Shareholder servicing fees	136.8	23.6	1.8	0.1	—	162.3
Other	31.1	0.7	3.4	—	0.3	35.5
Total	$4,706.5	$904.7	$229.7	$203.5	$222.4	$6,266.8
Operating revenues are attributed to geographic areas based on the locations of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold.
Revenues earned from sponsored funds were 83% of the Company’s total operating revenues for the three and nine months ended June 30, 2025 and 82% for the three and nine months ended June 30, 2024.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2025	September 30, 2024
Investments, at fair value
Sponsored funds and separate accounts	$752.9	$509.1
Investments related to long-term incentive plans	261.1	271.6
Other equity and debt investments	66.6	57.3
Total investments, at fair value	1,080.6	838.0
Investments in equity method investees	1,157.9	1,219.7
Other investments	381.9	280.7
Total	$2,620.4	$2,338.4
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of June 30, 2025 and September 30, 2024, other liabilities includes repurchase agreements of $166.9 million and $111.4 million with investments of $167.9 million and $121.7 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2038.
Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$497.2	$214.7	$3.2	$37.8	$752.9
Investments related to long-term incentive plans	227.5	2.9	—	30.7	261.1
Other equity and debt investments	11.6	9.3	1.8	27.8	50.5
Total Assets Measured at Fair Value	$736.3	$226.9	$5.0	$96.3	$1,064.5

Liabilities
Securities sold short	$261.7	$—	$—	$—	$261.7
Contingent consideration liabilities	—	—	21.5	—	21.5
Total Liabilities Measured at Fair Value	$261.7	$—	$21.5	$—	$283.2
As of June 30, 2025, there were $16.1 million of other investments which were adjusted to fair value on a nonrecurring basis and excluded from the table above.

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
Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity, private real estate funds and alternatives. These investments were as follows:

(in millions)	June 30, 2025	September 30, 2024
Nonredeemable investments[1]
Investments with known liquidation periods	$19.5	$32.4
Investments with unknown liquidation periods	15.3	16.1

Redeemable investments[2]	61.5	60.3

Unfunded commitments	12.5	14.0
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.4 years and 1.9 years at June 30, 2025 and September 30, 2024.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2025		September 30, 2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$3,253.9	$3,253.9	$3,309.5	$3,309.5
Other investments
Time deposits	2	9.1	9.1	9.8	9.8
Equity securities	3	372.8	372.8	270.9	270.9

Financial Liability
Debt	2	$2,666.7	$2,247.2	$2,780.3	$2,387.0

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”).
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$703.1	$1,099.4
Receivables	507.9	217.5
Investments, at fair value	11,420.7	11,034.9
Total Assets	$12,631.7	$12,351.8

Liabilities
Accounts payable and accrued expenses	$1,111.3	$861.3
Debt	9,577.6	9,341.5
Other liabilities	14.2	39.9
Total liabilities	10,703.1	10,242.7
Redeemable Noncontrolling Interests	541.1	687.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	928.8	1,080.9
Nonredeemable noncontrolling interests	458.7	340.4
Total stockholders’ equity	1,387.5	1,421.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$12,631.7	$12,351.8
The consolidation of CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2025 and 2024.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2025
Assets
Cash and cash equivalents of CLOs	$399.3	$—	$—	$—	$399.3
Receivables of CLOs	—	353.0	—	—	353.0
Investments
Equity and debt securities	212.3	728.9	550.6	168.7	1,660.5
Loans	—	9,750.3	9.9	—	9,760.2
Total Assets Measured at Fair Value	$611.6	$10,832.2	$560.5	$168.7	$12,173.0

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Cash and cash equivalents of CLOs	$764.3	$—	$—	$—	$764.3
Receivables of CLOs	—	149.6	—	—	149.6
Investments
Equity and debt securities	229.7	889.4	550.1	187.1	1,856.3
Loans	—	9,178.1	0.5	—	9,178.6
Total Assets Measured at Fair Value	$994.0	$10,217.1	$550.6	$187.1	$11,948.8
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable private debt and equity funds, a redeemable global hedge fund and a redeemable U.S. equity fund. These investments were as follows:

(in millions)	June 30, 2025	September 30, 2024
Nonredeemable investments[1]
Investments with unknown liquidation periods	$105.2	$49.0

Redeemable investments[2]	63.5	138.1

Unfunded commitments[3]	—	42.8
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

Changes in Level 3 assets of equity and debt securities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$545.0	$591.0	$550.1	$584.9
Acquisition	—	—	—	29.6
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	(4.6)	(29.8)	19.7	(68.0)
Purchases	19.1	17.5	39.2	44.1
Sales	(17.2)	(0.7)	(31.5)	(1.2)
Net (deconsolidations) consolidations	8.4	—	12.2	(12.5)
Transfers into Level 3	—	—	0.2	1.1
Transfers out of Level 3	(0.1)	—	(39.3)	—
Balance at End of Period	$550.6	$578.0	$550.6	$578.0
Change in unrealized losses included in net income relating to assets held at end of period	$(3.9)	$(29.8)	$(8.0)	$(67.4)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$286.7	Market pricing	Private sale pricing	$0.27–$1,850.00 ($148.20) per share
			Discount for lack of marketability	5.0%–50.0% (21.4%)
	205.6	Market comparable companies	Enterprise value/ Revenue multiple	1.4–18.1 (9.3)
			Discount for lack of marketability	8.3%–16.1% (12.8%)
	48.6	Discounted cash flow	Discount rate	6.7%–6.8% (6.8%)
	9.7	Option pricing model	Volatility	49.1%–76.9% (51.1%)
			Discount for lack of marketability	11.1%–14.7% (11.3%)

(in millions)
as of September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$291.6	Market comparable companies	Enterprise value/ Revenue multiple	1.2–22.8 (10.9)
			Discount for lack of marketability	0.1%–10.4% (8.1%)
	214.5	Market pricing	Private sale pricing	$0.01–$1,000.00 ($73.04) per share
			Discount for lack of marketability	9.8%–17.5% (11.5%)
	44.0	Discounted cash flow	Discount rate	6.8%
__________________
1Based on the relative fair value of the instruments.

If the relevant significant inputs used in the market-based valuations, other than discount for lack of marketability, were independently higher (lower), the resulting fair value of the assets would be higher (lower). If the relevant significant inputs used in the discounted cash flow, as well as the discount for lack of marketability used in the market-based valuations, were independently higher (lower), the resulting fair value of the assets would be lower (higher).

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2025		September 30, 2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$303.8	$303.8	$335.1	$335.1
Financial Liabilities
Debt of CLOs[1]	2 or 3	$9,577.6	$9,520.5	$9,341.5	$9,167.3
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $9,577.6 million and $9,341.5 million at June 30, 2025 and September 30, 2024. The debt had fixed and floating interest rates ranging from 2.39% to 12.38% with a weighted-average effective interest rate of 6.08% at June 30, 2025, and from 2.39% to 13.73% with a weighted-average effective interest rate of 7.36% at September 30, 2024. The floating rates were based on the Secured Overnight Financing Rate.
The contractual maturities for the debt of CLOs at June 30, 2025 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2025 (remainder of year)	$54.8
2026	38.2
2027	56.0
2028	44.6
2029	—
Thereafter	9,384.0
Total	$9,577.6
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	June 30, 2025	September 30, 2024
Unpaid principal balance	$10,056.6	$9,371.9
Difference between unpaid principal balance and fair value	(117.5)	(19.8)
Fair Value	$9,939.1	$9,352.1
Investments 90 days or more past due were immaterial at June 30, 2025 and September 30, 2024.
The Company recognized $14.0 million and $41.3 million of net gains during the three and nine months ended June 30, 2025 and $9.4 million and $39.9 million of net gains during the three and nine months ended June 30, 2024, related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $9,674.5 million and $9,282.8 million at June 30, 2025 and September 30, 2024.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2025			2024
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended June 30,
Balance at beginning of period	$1,196.1	$820.8	$2,016.9	$643.5	$610.4	$1,253.9
Net income	9.0	11.0	20.0	30.8	12.2	43.0
Net subscriptions (distributions) and other	22.1	(33.4)	(11.3)	142.3	(26.8)	115.5
Net deconsolidations	(686.1)	—	(686.1)	(97.3)	—	(97.3)
Adjustment to fair value	—	41.0	41.0	—	(48.9)	(48.9)
Balance at End of Period	$541.1	$839.4	$1,380.5	$719.3	$546.9	$1,266.2

(in millions)	2025			2024
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the nine months ended June 30,
Balance at beginning of period	$687.8	$634.0	$1,321.8	$580.1	$446.0	$1,026.1
Net income (loss)	(119.5)	30.7	(88.8)	60.6	34.7	95.3
Net subscriptions (distributions) and other	147.2	(31.8)	115.4	171.9	(42.7)	129.2
Net deconsolidations	(174.4)	—	(174.4)	(113.5)	—	(113.5)
Acquisition	—	—	—	20.2	—	20.2
Adjustment to fair value	—	206.5	206.5	—	108.9	108.9
Balance at End of Period	$541.1	$839.4	$1,380.5	$719.3	$546.9	$1,266.2
Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	June 30, 2025	September 30, 2024
Investments	$1,411.5	$1,074.4
Receivables	212.3	226.0
Total	$1,623.8	$1,300.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during the nine months ended June 30, 2025 or fiscal year 2024.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the nine months ended June 30, 2025, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2024.

Western Asset Management Investigations and Litigation. As previously disclosed, the Company launched an internal investigation into certain trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts. WAM received notification of parallel investigations by the SEC and the U.S. Department of Justice (“DOJ”). WAM also received notice of an investigation into these trading activities by the CFTC. On June 30, 2025, the CFTC informed WAM that it closed its investigation. The SEC and DOJ investigations remain ongoing. The Company and WAM have fully cooperated, and will continue to fully cooperate with the SEC and DOJ investigations. Ken Leech, the former co-Chief Investment Officer of WAM, received a “Wells Notice” from the staff of the SEC in August 2024 and was placed on administrative leave at that time, as previously disclosed. Mr. Leech recently retired and is no longer with the Company. On November 25, 2024, the SEC filed a complaint in the United States District Court for the Southern District of New York against Mr. Leech alleging violations of certain laws related to trade allocations. Concurrently, the DOJ filed an indictment with the United States District Court for the Southern District of New York against Mr. Leech for similar allegations and for false statements made to the SEC.
On July 3, 2025, Franklin, WAM and Ken Leech were named as defendants in a lawsuit filed by the Western PA Electrical Employees Insurance Trust Fund in the U.S. District Court for the Western District of Pennsylvania seeking class certification on behalf of shareholders of two funds managed by WAM for the period January 1, 2021 through October 31, 2023. The plaintiff is pursuing claims under the Securities Exchange Act of 1934 against all defendants in connection with trade allocations made by Mr. Leech in that period that are also the subject of the investigations reported above. The plaintiff is seeking, among other things, damages, interest, and costs and expenses, including attorneys’ fees.
Franklin Templeton 401(k) Retirement Plan Litigation. On July 22, 2025, Franklin and the Franklin Templeton 401(k) Retirement Plan Committee were named as defendants in a lawsuit filed by certain former employees in the U.S. District Court for the Northern District of California. The plaintiffs seek to represent a class of participants and beneficiaries of the Franklin Templeton 401(k) Retirement Plan (the “Plan”) who were invested in funds managed by the Company at any time on or after July 22, 2019. The plaintiffs are pursuing claims under the Employee Retirement Income Security Act of 1974 for alleged breaches of fiduciary duties and failure to monitor the Plan fiduciaries in connection with the Plan’s inclusion of certain proprietary funds as investment options. The plaintiffs are seeking, among other things, damages, disgorgement, removal of certain investments from the Plan, removal and replacement of the Plan’s fiduciaries, attorneys’ fees and costs, and pre-judgment interest.
The lawsuits reported above against the Company are in their preliminary stages. Management believes the claims made in the lawsuits are without merit and the Company intends to defend against them vigorously. The Company cannot predict the outcome of these lawsuits or estimate any reasonably possible loss or range of loss that may arise from any negative outcome.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2025 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of June 30, 2025.
Other Commitments and Contingencies
At June 30, 2025, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2024.

Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2025
Nonvested balance at October 1, 2024	16,594	3,314	19,908	$24.03
Granted	7,972	169	8,141	20.73
Vested	(2,314)	(166)	(2,480)	27.85
Forfeited/canceled	(661)	(297)	(958)	23.41
Nonvested Balance at June 30, 2025	21,591	3,020	24,611	$22.58
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $205.4 million at June 30, 2025. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Dividend and interest income	$38.9	$39.8	$101.4	$132.6
Gains (losses) on investments, net	(31.4)	(24.3)	(41.7)	17.3
Income from investments in equity method investees	23.0	41.0	38.5	122.3
Gains (losses) on derivatives, net	(8.2)	3.1	(2.7)	(11.5)
Rental income	10.7	11.1	32.8	32.8
Foreign currency exchange (losses) gains, net	(14.4)	1.2	(7.4)	(7.5)
Other, net	4.8	2.6	7.1	14.2
Investment and other income, net	$23.4	$74.5	$128.0	$300.2
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $56.3 million and $(3.6) million for the three and nine months ended June 30, 2025 and $(6.9) million and $76.0 million for the three and nine months ended June 30, 2024.

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
During our third fiscal quarter, U.S. and global equity markets rebounded, despite significant volatility driven by uncertainty regarding U.S. trade tariffs. The S&P 500 Index and MSCI World Index increased 10.9% and 11.6% for the quarter and 8.8% and 9.7% for the fiscal year to date. Global bond markets provided positive results and the Bloomberg Global Aggregate Index increased 4.5% during the quarter and 1.8% for the fiscal year to date.
Our total AUM at June 30, 2025 was $1,611.8 billion, 4% lower than at September 30, 2024 and 2% lower than at June 30, 2024. Monthly average AUM (“average AUM”) for both the three and nine months ended June 30, 2025 decreased 4% from the same periods in the prior fiscal year.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2025	2024		2025	2024
Operating revenues	$2,064.0	$2,122.9	(3%)	$6,427.0	$6,266.8	3%
Operating income	154.1	222.5	(31%)	518.7	558.3	(7%)
Operating margin[1]	7.5%	10.5%		8.1%	8.9%

Net income attributable to Franklin Resources, Inc.	$92.3	$174.0	(47%)	$407.3	$549.5	(26%)
Diluted earnings per share	0.15	0.32	(53%)	0.70	1.03	(32%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$377.8	$424.9	(11%)	$1,167.8	$1,261.5	(7%)
Adjusted operating margin	23.7%	25.7%		23.9%	26.0%

Adjusted net income	$263.4	$326.4	(19%)	$838.3	$961.5	(13%)
Adjusted diluted earnings per share	0.49	0.60	(18%)	1.55	1.81	(14%)
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	June 30, 2025	June 30, 2024	Percent Change
Equity	$656.6	$595.0	10%
Fixed Income	441.7	564.5	(22%)
Alternative	258.4	254.5	2%
Multi-Asset	183.2	168.1	9%
Cash Management	71.9	64.5	11%
Total	$1,611.8	$1,646.6	(2%)
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the three months ended June 30,	2025	2024		2025	2024
Equity	$620.5	$584.0	6%	40%	36%
Fixed Income	441.8	564.8	(22%)	28%	34%
Alternative	254.5	255.4	0%	16%	16%
Multi-Asset	177.8	165.3	8%	11%	10%
Cash Management	70.6	63.1	12%	5%	4%
Total	$1,565.2	$1,632.6	(4%)	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing four months.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2025	2024		2025	2024
Equity	$626.0	$521.6	20%	39%	34%
Fixed Income	474.3	534.8	(11%)	30%	35%
Alternative	251.3	255.7	(2%)	16%	17%
Multi-Asset	176.9	157.3	12%	11%	10%
Cash Management	67.9	63.7	7%	4%	4%
Total	$1,596.4	$1,533.1	4%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing ten months.
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025 [1]	2024
Beginning AUM	$1,540.6	$1,644.7	$1,678.6	$1,374.2
Long-term inflows	75.6	82.7	259.3	236.5
Long-term outflows	(84.9)	(85.9)	(344.8)	(237.8)
Long-term net flows	(9.3)	(3.2)	(85.5)	(1.3)
Cash management net flows	2.7	3.0	5.4	2.9
Total net flows	(6.6)	(0.2)	(80.1)	1.6
Disposition	(0.2)	—	(0.2)	148.3
Net market change, distributions and other	78.0	2.1	13.5	122.5
Ending AUM	$1,611.8	$1,646.6	$1,611.8	$1,646.6
_______________
1On March 31, 2025, cash management AUM and net flows were updated to include $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2025
AUM at April 1, 2025	$598.1	$446.0	$251.8	$175.8	$68.9	$1,540.6
Long-term inflows	32.0	28.2	5.6	9.8	—	75.6
Long-term outflows	(32.6)	(41.2)	(3.1)	(8.0)	—	(84.9)
Long-term net flows	(0.6)	(13.0)	2.5	1.8	—	(9.3)
Cash management net flows	—	—	—	—	2.7	2.7
Total net flows	(0.6)	(13.0)	2.5	1.8	2.7	(6.6)
Disposition	—	(0.1)	(0.1)	—	—	(0.2)
Net market change, distributions and other	59.1	8.8	4.2	5.6	0.3	78.0
AUM at June 30, 2025	$656.6	$441.7	$258.4	$183.2	$71.9	$1,611.8

AUM increased $71.2 billion, or 5%, during the three months ended June 30, 2025 due to the positive impact of $78.0 billion of net market change, distributions and other, and $2.7 billion of cash management net inflows, partially offset by $9.3 billion of long-term net outflows, inclusive of $17.1 billion of long-term net outflows at WAM and $3.9 billion of long-term reinvested distributions, and $0.2 billion from the disposition of funds. Net market change, distributions and other primarily consists of $76.7 billion of market appreciation, and a $10.9 billion increase from foreign exchange revaluation, partially offset by $9.6 billion of distributions. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity and bond markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, Canadian Dollar, Australian Dollar and British Pound.

Long-term inflows decreased 9% to $75.6 billion, compared to the prior year period, driven by lower inflows for WAM institutional separate accounts, partially offset by by higher inflows in alternative and equity private funds and equity exchange traded funds. Long-term outflows decreased 1% to $84.9 billion, due to lower outflows for fixed income and equity institutional separate accounts, equity separately managed accounts, and equity and multi-asset open end funds, partially offset by higher outflows for multiple fixed income vehicles, equity sub-advised mutual funds and exchange traded funds, alternative private funds, and multi-asset separately managed accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2024
AUM at April 1, 2024	$592.7	$571.4	$255.5	$163.4	$61.7	$1,644.7
Long-term inflows	32.0	37.4	3.4	9.9	—	82.7
Long-term outflows	(33.6)	(42.2)	(2.0)	(8.1)	—	(85.9)
Long-term net flows	(1.6)	(4.8)	1.4	1.8	—	(3.2)
Cash management net flows	—	—	—	—	3.0	3.0
Total net flows	(1.6)	(4.8)	1.4	1.8	3.0	(0.2)
Net market change, distributions and other	3.9	(2.1)	(2.4)	2.9	(0.2)	2.1
AUM at June 30, 2024	$595.0	$564.5	$254.5	$168.1	$64.5	$1,646.6

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management [1]	Total
for the nine months ended June 30, 2025
AUM at October 1, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
Long-term inflows	126.8	81.1	17.5	33.9	—	259.3
Long-term outflows	(120.3)	(191.3)	(7.8)	(25.4)	—	(344.8)
Long-term net flows	6.5	(110.2)	9.7	8.5	—	(85.5)
Cash management net flows	—	—	—	—	5.4	5.4
Total net flows	6.5	(110.2)	9.7	8.5	5.4	(80.1)
Disposition	—	(0.1)	(0.1)	—	—	(0.2)
Net market change, distributions and other	18.0	(4.4)	(1.1)	(1.5)	2.5	13.5
AUM at June 30, 2025	$656.6	$441.7	$258.4	$183.2	$71.9	$1,611.8
_______________
1On March 31, 2025, cash management AUM and net flows were updated to include $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.

AUM decreased $66.8 billion, or 4%, during the nine months ended June 30, 2025 due to $85.5 billion of long-term net outflows, inclusive of $118.6 billion of long-term net outflows at WAM and $27.3 billion of long-term reinvested distributions, and $0.2 billion from the disposition of funds, partially offset by the positive impact of $13.5 billion of net market change, distributions and other, and $5.4 billion of cash management net inflows. Net market change, distributions and other primarily consists of $60.0 billion of market appreciation and a $1.4 billion increase from foreign exchange revaluation, partially offset by $47.9 billion of distributions, primarily from the equity asset class. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a weaker U.S. dollar compared to the Euro, partially offset by a stronger U.S. dollar compared to the Australian Dollar, Canadian Dollar and Indian Rupee.

Long-term inflows increased 10% to $259.3 billion, as compared to the prior year period, driven by higher inflows in equity, alternative, and multi-asset open end funds, equity sub-advised mutual funds, equity separately managed accounts and exchange traded funds, and equity and alternative private funds, partially offset by lower inflows for WAM institutional separate accounts and sub-advised mutual funds. Long-term outflows increased 45% to $344.8 billion, substantially due to higher outflows across multiple fixed income vehicles at WAM, and slightly higher outflows in equity open end funds, sub-advised mutual funds, institutional separate accounts, and retail separately managed accounts.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2024
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	86.5	109.5	12.7	27.8	—	236.5
Long-term outflows	(93.2)	(114.4)	(7.6)	(22.6)	—	(237.8)
Long-term net flows	(6.7)	(4.9)	5.1	5.2	—	(1.3)
Cash management net flows	—	—	—	—	2.9	2.9
Total net flows	(6.7)	(4.9)	5.1	5.2	2.9	1.6
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	90.0	27.0	(6.2)	12.1	(0.4)	122.5
AUM at June 30, 2024	$595.0	$564.5	$254.5	$168.1	$64.5	$1,646.6
AUM by sales region was as follows:

(in billions)	June 30, 2025	June 30, 2024	Percent Change
United States	$1,114.9	$1,155.0	(3%)
International
Europe, Middle East and Africa	208.0	205.8	1%
Asia-Pacific	168.5	174.1	(3%)
Americas, excl. U.S.	120.4	111.7	8%
Total international	496.9	491.6	1%
Total	$1,611.8	$1,646.6	(2%)

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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of June 30, 2025	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	41%	63%	51%	59%	31%	45%	35%	44%
Fixed Income	65%	72%	68%	61%	65%	74%	82%	86%
Total AUM[3]	44%	57%	63%	53%	45%	56%	53%	61%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 39%, 39%, 38% and 36% of our total AUM as of June 30, 2025.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 56%, 55%, 55% and 50% of our total AUM as of June 30, 2025.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 11% of our total AUM at June 30, 2025.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Investment management fees	$1,640.8	$1,689.9	(3%)	$5,113.7	$5,056.0	1%
Sales and distribution fees	351.9	358.3	(2%)	1,092.3	1,013.0	8%
Shareholder servicing fees	59.9	61.8	(3%)	185.3	162.3	14%
Other	11.4	12.9	(12%)	35.7	35.5	1%
Total Operating Revenues	$2,064.0	$2,122.9	(3%)	$6,427.0	$6,266.8	3%

Investment Management Fees
Investment management fees decreased $49.1 million for the three months ended June 30, 2025 primarily due to a 4% decrease in average AUM, partially offset by a slight increase in performance fees. The decrease in average AUM for the three months ended June 30, 2025 primarily occurred in the fixed income asset class, partially offset by increases in the equity and multi-asset asset classes. Investment management fees increased $57.7 million for the nine months ended June 30, 2025 primarily due to one additional quarter of revenue earned by Putnam, which was acquired on January 1, 2024, and an increase in average equity and multi-asset AUM, partially offset by the impact of WAM outflows, a decrease in performance fees and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund, which ended in January 2024.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 40.5 basis points for both the three and nine months ended June 30, 2025, as compared to 40.2 and 41.4 basis points for the same period in the prior fiscal year. The increase in the fee rate for the three month period was primarily due to the impact of outflows at WAM, partially offset by significant intra-quarter daily volatility in the current year period that caused an unusual dispersion between simple monthly average AUM and daily average AUM, while the decrease for the nine month period was primarily due to higher AUM in lower fee equity products and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund, partially offset by the impact of outflows at WAM.
Performance fees were $60.6 million and $274.1 million for the three and nine months ended June 30, 2025 as compared to $56.6 million and $308.2 million for the same periods in the prior fiscal year. The increase for the three month period and decrease for the nine month period were primarily due to changes in the amount of performance fees earned by our alternative specialist investment managers.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Asset-based fees	$293.9	$294.6	0%	$900.2	$832.1	8%
Sales-based fees	58.0	63.7	(9%)	192.1	180.9	6%
Sales and Distribution Fees	$351.9	$358.3	(2%)	$1,092.3	$1,013.0	8%
Asset-based distribution fees decreased $0.7 million for the three months ended June 30, 2025, primarily due to a higher mix of lower fee assets, partially offset by a slight increase in the related average AUM. Asset-based distribution fees increased $68.1 million for the nine months ended June 30, 2025 primarily due to an increase of 6% in the related average AUM and one additional quarter of asset-based revenue related to Putnam products, partially offset by a higher mix of lower fee assets.
Sales-based fees decreased $5.7 million for the three months ended June 30, 2025, primarily due to a decrease of 12% in commissionable sales, and increased $11.2 million for the nine months ended June 30, 2025, primarily due to an increase of 2% in commissionable sales and one additional quarter of sales-based revenue related to Putnam products.
Shareholder Servicing Fees

Shareholder servicing fees decreased $1.9 million for the three months ended June 30, 2025, primarily due to lower levels of related AUM and increased $23.0 million for the nine months ended June 30, 2025 primarily due to one additional quarter of fees earned by Putnam, partially offset by lower margin-based fees.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2025	2024		2025	2024
Compensation and benefits	$901.1	$893.8	1%	$2,812.5	$2,890.3	(3%)
Sales, distribution and marketing	480.7	481.1	0%	1,491.1	1,366.2	9%
Information systems and technology	162.7	156.6	4%	477.4	442.7	8%
Occupancy	69.5	104.8	(34%)	213.9	247.7	(14%)
Amortization of intangible assets	112.2	84.0	34%	337.3	254.4	33%
Impairment of intangible assets	—	—	NM	24.4	—	NM
General, administrative and other	183.7	180.1	2%	551.7	507.2	9%
Total Operating Expenses	$1,909.9	$1,900.4	0%	$5,908.3	$5,708.5	4%
The acquisition of Putnam on January 1, 2024 had a significant impact on operating expenses in the nine months ended June 30, 2025, however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2025	2024		2025	2024
Salaries, wages and benefits	$428.2	$425.0	1%	$1,297.7	$1,249.7	4%
Incentive compensation	381.8	396.3	(4%)	1,208.2	1,205.1	0%
Acquisition-related retention[1]	47.9	43.7	10%	128.4	217.3	(41%)
Acquisition-related performance fee pass through[1]	2.1	—	NM	87.4	87.0	0%
Other[1,2]	41.1	28.8	43%	90.8	131.2	(31%)
Compensation and Benefits Expenses	$901.1	$893.8	1%	$2,812.5	$2,890.3	(3%)
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
Salaries, wages and benefits increased $3.2 million for the three months ended June 30, 2025, primarily due to annual salary increases and higher employee insurance costs, partially offset by the impact of headcount reductions. Salaries, wages and benefits increased $48.0 million for the nine months ended June 30, 2025, primarily due to annual salary increases and one additional quarter of expenses related to Putnam, partially offset by the impact of headcount reductions.
Incentive compensation decreased $14.5 million for the three months ended June 30, 2025, primarily due to lower incentive compensation at certain specialist investment managers, partially offset by an increase in expense for deferred compensation awards. Incentive compensation increased $3.1 million for the nine months ended June 30, 2025, primarily due to one additional quarter of expenses related to Putnam, higher sales-related commissions, and higher annual acceleration of deferred compensation expense related to retirement-eligible employees, partially offset by lower incentive compensation at certain specialist investment managers and lower ongoing deferred compensation expense.
Acquisition-related retention expenses increased $4.2 million for the three months ended June 30, 2025, primarily due to higher compensation associated with performance-based and time-based awards, and decreased $88.9 million for the nine months ended June 30, 2025, primarily due to lower compensation associated with time-based and performance-based awards, and lower costs associated with the acquisition of Putnam.

Other compensation and benefits increased $12.3 million for the three months ended June 30, 2025, primarily due to an increase in special termination benefits and higher compensation expense related to minority interests; and decreased $40.4 million for the nine months ended June 30, 2025, primarily due to lower net market gains on investments related to our deferred compensation plans and a decrease in special termination benefits. Special termination benefits increased $10.2 million for the three months ended June 30, 2025 primarily due to higher costs associated with workforce optimization initiatives in the current year period and decreased $19.1 million for the nine months ended June 30, 2025 primarily due to higher costs associated with such initiatives in the prior year period.
At June 30, 2025, our global workforce decreased to approximately 10,100 employees from approximately 10,300 at June 30, 2024.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2025	2024		2025	2024
Asset-based expenses	$405.6	$405.9	0%	$1,245.2	$1,152.1	8%
Sales-based expenses	55.2	60.2	(8%)	187.0	170.8	9%
Amortization of deferred sales commissions	19.9	15.0	33%	58.9	43.3	36%
Sales, Distribution and Marketing	$480.7	$481.1	0%	$1,491.1	$1,366.2	9%
Asset-based expenses were essentially flat for the three months ended June 30, 2025 and increased $93.1 million for the nine months ended June 30, 2025. The increase for the nine month period was primarily due to one additional quarter of expenses related to Putnam products, an increase of 4% in the related average AUM and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $5.0 million for the three months ended June 30, 2025, primarily due to a decrease of 12% in commissionable sales, and increased $16.2 million for the nine months ended June 30, 2025 primarily due to one additional quarter of expenses related to Putnam products, higher marketing support fees and an increase of 2% in commissionable sales.
Occupancy

Occupancy expenses decreased $35.3 million and $33.8 million for the three and nine months ended June 30, 2025. Both the three and nine month periods in the prior year included the impairment of the right of use asset related to office space vacated in connection with the consolidation of our office space in New York City, and the current year three and nine month periods reflect lower costs due to the office space consolidation. The decrease for the nine month period was partially offset by one additional quarter of expenses incurred by Putnam.
Information Systems and Technology

Information systems and technology expenses increased $6.1 million for the three months ended June 30, 2025, primarily due to higher costs for technology consulting and external data services, and increased $34.7 million for the nine months ended June 30, 2025, primarily due to one additional quarter of expenses incurred by Putnam, and higher technology consulting and software costs, partially offset by lower costs for hardware maintenance and purchases.
Amortization of Intangible Assets

Amortization of intangible assets increased $28.2 million and $82.9 million for the three and nine months ended June 30, 2025, primarily due to a reduction in the remaining useful life of definite-lived intangible assets related to WAM.

Impairment of intangible assets
During the nine months ended June 30, 2025, we recognized an impairment charge of $24.4 million related to certain indefinite-lived intangible assets for acquired mutual fund investment management contracts. See Critical Accounting Policies for additional information.
General, Administrative and Other

General, administrative and other operating expenses increased $3.6 million and increased $44.5 million for the three and nine months ended June 30, 2025. The increase for the three months ended June 30, 2025 was primarily due to increases of $4.8 million in placement and platform fees, $4.0 million in advertising and promotion costs, and $2.3 million in fund-related expenses, and a $2.9 million net credit recognized in the prior year to reduce the fair value of contingent consideration liabilities. These increases were partially offset by a $10.3 million decrease in legal and other professional fees, inclusive of $18.0 million of insurance recoveries. The increase for the nine months ended June 30, 2025 was primarily due to one additional quarter of expenses incurred by Putnam, and increases of $15.7 million in advertising and promotion costs, $8.0 million in placement and platform fees, and $6.4 million in fund-related expenses. These increases were partially offset by a $15.8 million decrease in acquisition-related costs, primarily related to the acquisition of Putnam, and a $2.7 million decrease in legal and other professional fees, inclusive of $45.6 million of insurance recoveries.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2025	2024		2025	2024
Investment and other income, net:
Dividend and interest income	$38.9	$39.8	(2%)	$101.4	$132.6	(24%)
Gains (losses) on investments, net	(31.4)	(24.3)	29%	(41.7)	17.3	NM
Income from investments in equity method investees	23.0	41.0	(44%)	38.5	122.3	(69%)
Gains (losses) on derivatives, net	(8.2)	3.1	NM	(2.7)	(11.5)	(77%)
Rental income	10.7	11.1	(4%)	32.8	32.8	0%
Foreign currency exchange (losses) gains, net	(14.4)	1.2	NM	(7.4)	(7.5)	(1%)
Other, net	4.8	2.6	85%	7.1	14.2	(50%)
Investment and other income, net	23.4	74.5	(69%)	128.0	300.2	(57%)
Interest expense	(25.8)	(25.7)	0%	(69.7)	(72.2)	(3%)
Investment and other income (losses) of consolidated investment products, net	35.9	37.6	(5%)	(14.7)	103.7	NM
Expenses of consolidated investment products	(11.0)	(8.8)	25%	(29.8)	(20.6)	45%
Other Income, Net	$22.5	$77.6	(71%)	$13.8	$311.1	(96%)
Dividend and interest income decreased $0.9 million and $31.2 million for the three and nine months ended June 30, 2025. The decrease for the nine months ended June 30, 2025 was primarily due to lower average balances and lower yields.
Investments held by the Company generated net losses of $31.4 million and $24.3 million for the three months ended June 30, 2025 and 2024. The net losses in both the current and prior year periods were primarily from investments in nonconsolidated funds and separate accounts and investments measured at cost adjusted for observable price changes. Investments held by the Company generated net losses of $41.7 million, as compared to net gains of $17.3 million for the nine months ended June 30, 2025 and 2024. The net losses in the current year were primarily from investments measured at cost adjusted for observable price changes and investments in nonconsolidated funds and separate accounts, while the net gains in the prior year were primarily from assets invested for deferred compensation plans, partially offset by losses on investments measured at cost adjusted for observable price changes.
Equity method investees generated income of $23.0 million and $38.5 million for the three and nine months ended June 30, 2025, as compared to income of $41.0 million and $122.3 million in the prior year, largely related to various global alternative funds and global equity funds.

Net foreign currency exchange losses were $14.4 million for the three months ended June 30, 2025, as compared to net gains of $1.2 million in the prior year period. The U.S. dollar weakened in the current year period against the Euro and British Pound, which resulted in net foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by our European subsidiaries, as compared to net gains in the prior year period.
Interest expense decreased $2.5 million for the nine months ended June 30, 2025 primarily due to lower accretion on Lexington deferred purchase consideration, partially offset by an increase in interest recognized on tax reserves.
Investments held by consolidated investment products (“CIPs”) generated gains of $35.9 million for the three months ended June 30, 2025, largely related to gains on holdings of various equity, fixed income, and multi-asset funds, and losses of $14.7 million for the nine months ended June 30, 2025, largely related to losses on holdings of various equity funds, partially offset by gains on holdings of various alternative, fixed income, and multi-asset funds. Investments held by CIPs generated investment gains and other income of $37.6 million and $103.7 million in the three and nine months ended June 30, 2024, largely related to gains on holdings of various funds.
Expenses of CIPs increased $2.2 million and $9.2 million for the three and nine months ended June 30, 2025, due to activity of the funds.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at June 30, 2025, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,253.9	$—	$—	$—	$—	$3,253.9
Investments
Alternative	—	456.8	794.9	199.7	537.5	1,988.9
Equity	—	417.9	325.4	145.5	81.6	970.4
Fixed Income	—	156.3	26.1	36.7	187.3	406.4
Multi-Asset	—	49.6	11.5	—	122.4	183.5
Total investments	—	1,080.6	1,157.9	381.9	928.8	3,549.2
Total Cash and Cash Equivalents and Investments[2,3]	$3,253.9	$1,080.6	$1,157.9	$381.9	$928.8	$6,803.1

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2024 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,514.6 million maintained for operational activities, including investments in sponsored funds and other products, and $449.0 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $366 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $429 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $444 million of cash and investments related to deferred compensation plans.

TAXES ON INCOME

Our effective income tax rate was 33.9% and 32.3% for the three and nine months ended June 30, 2025, as compared to 22.7% and 23.7% for the three and nine months ended June 30, 2024. The rate increase for the three month period was primarily due to a reduction in foreign rate benefits, valuation allowance on net capital losses, and lower gains of CIPs for which there is no related tax expense. The rate increase for the nine month period was primarily due to losses of CIPs for which there are no related tax benefits and a reduction in foreign rate benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. While we are in the process of evaluating the impact of the Act on our consolidated financial statements, we do not expect there to be any material impact thereon.

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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating income	$154.1	$222.5	$518.7	$558.3
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	12.0	12.3	37.6	34.7
Acquisition-related retention	47.9	43.7	128.4	217.3
Compensation and benefits expense from gains on deferred compensation, net	0.1	1.8	4.6	34.8
Other acquisition-related expenses	10.5	33.6	30.6	65.6
Amortization of intangible assets	112.2	84.0	337.3	254.4
Impairment of intangible assets	—	—	24.4	—
Special termination benefits	26.9	16.7	44.7	63.8
Compensation and benefits expense related to minority interests in certain subsidiaries	14.1	10.3	41.5	32.6
Adjusted operating income	$377.8	$424.9	$1,167.8	$1,261.5

Total operating revenues	$2,064.0	$2,122.9	$6,427.0	$6,266.8
Add (subtract):
Acquisition-related pass through performance fees	(2.1)	—	(87.4)	(87.0)
Sales and distribution fees	(351.9)	(358.3)	(1,092.3)	(1,013.2)
Allocation of investment management fees for sales, distribution and marketing expenses	(128.8)	(122.8)	(398.8)	(353.0)
Elimination of operating revenues upon consolidation of investment products*	12.0	12.3	37.6	34.7
Adjusted operating revenues	$1,593.2	$1,654.1	$4,886.1	$4,848.3

Operating margin	7.5%	10.5%	8.1%	8.9%
Adjusted operating margin	23.7%	25.7%	23.9%	26.0%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Franklin Resources, Inc.	$92.3	$174.0	$407.3	$549.5
Add (subtract):
Net (income) loss of consolidated investment products*	3.9	(2.4)	(0.2)	(1.1)
Acquisition-related retention	47.9	43.7	128.4	217.3
Other acquisition-related expenses	13.0	34.9	38.8	75.0
Amortization of intangible assets	112.2	84.0	337.3	254.4
Impairment of intangible assets	—	—	24.4	—
Special termination benefits	26.9	16.7	44.7	63.8
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(2.6)	(1.1)	(2.4)	(11.0)
Unrealized investment (gains) losses	11.2	31.0	(0.2)	(27.6)
Interest expense for amortization of debt premium	(5.0)	(6.4)	(14.9)	(19.2)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	7.4	2.8	18.9	1.2
Net income tax expense of adjustments	(43.8)	(50.8)	(143.8)	(140.8)
Adjusted net income	$263.4	$326.4	$838.3	$961.5

Diluted earnings per share	$0.15	$0.32	$0.70	$1.03
Adjusted diluted earnings per share	0.49	0.60	1.55	1.81
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Elimination of operating revenues upon consolidation	$(12.0)	$(12.3)	$(37.6)	$(34.7)
Other income (expense), net	19.9	42.0	(48.4)	72.0
Less: income (loss) attributable to noncontrolling interests	11.8	27.3	(86.2)	36.2
Net income (loss)	$(3.9)	$2.4	$0.2	$1.1
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2025	2024
Operating cash flows	$1,086.8	$413.1
Investing cash flows	(1,901.3)	(1,222.7)
Financing cash flows	363.9	506.4
Net cash provided by operating activities increased during the nine months ended June 30, 2025 primarily due to higher net income adjusted for non-cash items and an increase in accounts payable and accrued expenses, partially offset by higher payments for incentive compensation and income tax payments. Net cash used in investing activities increased primarily due to net purchases of investments as compared to liquidations in the prior year and higher net purchases of investments by collateralized loan obligations (“CLOs”). Net cash provided by financing activities decreased due to lower net proceeds on debt of CIPs and net repayment of debt, partially offset by net proceeds from repurchase agreements.

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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$3,213.4	$3,261.1
Receivables	1,215.3	1,261.6
Investments	1,216.1	1,141.7
Total Liquid Assets	$5,644.8	$5,664.4

Liability
Debt	$2,666.7	$2,780.3
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2025 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At June 30, 2025, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,488.2 million. At June 30, 2025, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates from 4.750% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,178.5 million at June 30, 2025. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. The $400.0 million 2.850% senior notes due March 2025 were repaid on March 31, 2025 using existing cash and borrowings from our revolving credit facility.
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
We were in compliance with all debt covenants at June 30, 2025.
At June 30, 2025, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.96 per share during the nine months ended June 30, 2025 and $0.93 per share during the nine months ended June 30, 2024. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three and nine months ended June 30, 2025, we repurchased 7.3 million and 8.1 million shares of our common stock at a cost of $157.4 million and $173.2 million. During the three and nine months ended June 30, 2024, we repurchased 4.3 million and 7.1 million shares of our common stock at a cost of $101.5 million and $172.0 million. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program. At June 30, 2025, 21.9 million shares remained available for repurchase under this authorization.
On June 3, 2025, we entered into a definitive agreement to acquire a majority interest in Apera Asset Management for cash consideration of approximately €70.0 million. In addition, we will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on revenue targets. The cash consideration is expected to be funded from existing cash and sources of liquidity. The acquisition is expected to close during the first quarter of fiscal year 2026.
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
The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. While we have no legal or contractual obligation to do so, we have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant financial or other support to our sponsored funds during the nine months ended June 30, 2025.
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
Subsequent to the annual impairment tests performed as of August 1, 2024, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the nine months ended June 30, 2025, there were no events or circumstances which would indicate that goodwill or definite-lived intangible assets were more likely than not impaired. We performed a quantitative impairment test for certain indefinite-lived assets related to acquired mutual fund investment management contracts due to decreased AUM in related products and recognized an impairment of $24.4 million during the quarter ended March 31, 2025. There were no other impairments of indefinite-lived intangible assets, as no events occurred or circumstances changed that would indicate these assets might be impaired.
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
As of June 30, 2025, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and $39.3 million transfers out of Level 3 during the nine months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2025, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2024.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2025 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2025.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2025	100,572	$19.22	100,572	29,082,434
May 2025	7,190,234	21.61	7,190,234	21,892,200
June 2025	4,570	21.15	4,570	21,887,630
Total	7,295,376		7,295,376
Under our stock repurchase program, which is not subject to an expiration date, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

3.6	Amended and Restated Bylaws of Registrant (as adopted and effective July 8, 2025), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 9, 2025 (File No. 001-09318)

10.1
Amended and Restated Credit Agreement, dated as of April 30, 2025, by and among Franklin Resources, Inc., as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (File No. 001-09318)

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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	August 1, 2025	By:	/s/ Matthew Nicholls
Matthew Nicholls
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	August 1, 2025	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)