Form 10-K
period 2025-09-30
FRANKLIN RESOURCES INC
filed 2025-11-10
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2025 (the last business day of registrant’s second quarter of fiscal year 2025), was $5.9 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2025: 520,970,580.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2025, are incorporated by reference into Part III of this report.

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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries, including the Western Asset Management investigations described under the heading “Risk Factors” and in “Note 15 - Commitments and Contingencies” to our audited financial statements contained herein, may result in additional costs, monetary judgments, settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our specialist investment managers. In addition, these matters may cause reputational harm to us or our specialist investment managers and could result in additional expenses and collateral costs, outflows of assets under management or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
We offer our services and products under our various distinct brand names, including, but not limited to, Alcentra®, Apera®, Benefit Street Partners®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, O’Shaughnessy®, Putnam®, Royce®, Templeton® and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names, which may include co-branded funds.

We are a global investment management organization with over $1.6 trillion in assets under management (“AUM”) as of September 30, 2025. Our mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through our specialist investment managers, we offer specialization on a global scale, bringing extensive capabilities in equity, fixed income, alternatives and multi-asset solutions. For over 75 years, we have been committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions.
We provide our investment management and related services to retail, institutional and high-net-worth investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of products and vehicles and multiple points of access, including directly to investors and through financial intermediaries. Our investment products include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Our funds include registered funds (including exchange-traded funds, or “ETFs”) and unregistered funds. Related services include applicable fund administration, sales and distribution, and shareholder servicing, which we may perform directly or outsource to third parties. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
Company History
Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton global investment firm in 1992, (ii) the Franklin Mutual Series investment firm in 1996, (iii) the Franklin Bissett Canadian investment firm in 2000, (iv) the Fiduciary Trust International investment and trust services firm in 2001, (v) the Benefit Street Partners alternative credit management firm in 2019, (vi) the Athena Capital Advisors investment and wealth management firm in March 2020, (vii) The Pennsylvania Trust Company investment and trust services firm in May 2020, (viii) the Legg Mason global investment firm in July 2020, (ix) the O’Shaughnessy Asset Management quantitative asset management firm in December 2021, (x) the Lexington Partners global alternatives investment firm in April 2022, (xi) the Alcentra alternative credit investment firm in November 2022, (xii) the Putnam global investment firm in January 2024, and (xiii) the Apera asset management firm in October 2025.
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

Our business is conducted through our subsidiaries, including our specialist investment managers. Our specialist investment managers include subsidiaries registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), as well as subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, China, Commonwealth of The Bahamas, Hong Kong, Ireland, India, Japan, Luxembourg, Malaysia, Mexico, Saudi Arabia, Singapore, Switzerland, South Korea, the United Arab Emirates, the United Kingdom (“U.K.”) and Uzbekistan.
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
We believe, despite market risks, that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients. Our U.S. funds include U.S. mutual funds, closed-end funds, ETFs, private funds, sub-advised funds and other products (including products we sub-advise and those sub-advised by third parties). Our non-U.S. funds include a variety of cross-border funds principally domiciled in Luxembourg or Ireland, registered for sale to non-U.S. investors in certain other countries, and international locally domiciled funds and products for the particular local market. Our institutional separate account services are provided to various institutions globally for which we serve as an investment adviser. Our retail separately managed accounts, commonly known as managed accounts or wrap programs, are sponsored by various financial institutions. We also offer and serve as investment adviser to various other products.
Our fees for providing investment management services are generally based on a percentage of AUM in the accounts that we advise, and vary based on the asset classes of the accounts, the types of services that we provide, and the market for those services.
AUM by asset class and product type was as follows:

(in billions) as of September 30, 2025	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other	Total	Percentage of Total AUM
Equity	$391.8	$120.7	$48.0	$107.4	$18.3	$686.2	41%
Fixed Income	159.2	62.4	162.5	31.6	23.0	438.7	26%
Alternative	152.7	88.7	21.7	0.6	0.2	263.9	16%
Multi-Asset	101.4	14.1	4.8	24.9	48.7	193.9	12%
Cash Management	46.3	31.3	0.9	—	—	78.5	5%
Total	$851.4	$317.2	$237.9	$164.5	$90.2	$1,661.2	100%
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
Our Investment Management Related Services and Products
Our specialist investment managers offer diverse perspectives and specialized expertise across asset classes and strategies. Across our business, our specialist investment managers generally focus on a portion of the investment management industry in terms of the types of assets managed and each may differ in the types of products and services offered, the investment styles utilized, and the types and geographic locations of its clients. Each typically markets its products and services under its own brand name, with certain distribution functions provided by our corporate distribution subsidiaries where applicable. We have in place revenue sharing arrangements with certain of our specialist investment managers.
Our specialist investment managers include: Benefit Street Partners, Brandywine Global, Clarion Partners, ClearBridge Investments, Fiduciary Trust International, Franklin Equity Group, Franklin Income Investors, Franklin Mutual Series, Franklin Templeton Fixed Income, Franklin Templeton Investment Solutions, Lexington Partners, O’Shaughnessy Asset Management, Putnam Investments, Royce Investment Partners, Templeton Global Investments, Templeton Global Macro and Western Asset Management.
Through our specialist investment managers, our investment products are offered globally to retail, institutional and high-net-worth clients, which may include, among others, individual investors, institutional investors, sovereign wealth funds, defined benefit and contribution plans, endowments and charitable foundations, healthcare systems and insurance companies. Our investment products include mutual funds, closed-end funds, collective investment trusts, interval funds, private funds, institutional separate accounts, retail separately managed accounts, and other products. Our products and capabilities are designed to accommodate a variety of investment goals and preferences, from capital appreciation to capital preservation, as well as other investor preferences.
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
Alternative Products and Strategies
Certain of our specialist investment managers manage alternative products and investment strategies which provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products, business development companies, hedge funds (such as funds of funds and custom advisory solutions), private equity funds, secondary private equity funds, venture capital funds and real estate funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, consumer loans, direct real estate investments, and custom-tailored investment programs.
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
Shareholder Servicing
We perform our shareholder servicing services directly or through third parties. Substantially all shareholder servicing fees are earned from our funds for providing transfer agency services, which include providing shareholder statements, transaction processing, client service and tax reporting. Shareholder servicing fees are determined based on a contractual margin, or a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts. We outsource various transfer agency and other services for our funds to third-party providers who serve as a sub-agent or delegate, depending on the jurisdiction. Our fees and expenses are routinely benchmarked against applicable industry standards.
COMPETITION
The financial services industry is a highly competitive global environment. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. We face strong competition from numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks, hedge fund firms and other financial management institutions, which offer a wide range of financial and investment management services and products to the same retail, institutional and high-net-worth investors and accounts that we are seeking to attract. We offer a broad product mix that meets a variety of investment goals and needs for different investors, and we may periodically introduce new products to provide investors with additional investment options.
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
With our global operations, certain of our subsidiaries are registered with or licensed by various U.S. and/or non-U.S. regulators, and our funds are subject to various U.S. and/or non-U.S. laws. In particular, we are subject to various securities, compliance, corporate governance, disclosure, privacy, anti-bribery and anti-corruption, anti-money laundering, anti-terrorist financing, and economic, trade and sanctions laws and regulations, both domestically and internationally, as well as to various cross-border rules and regulations, such as the anti-bribery and anti-corruption rules under the Foreign Corrupt Practices Act of 1977 and the data protection rules under the General Data Protection Regulation (“GDPR”) of the European Union (“EU”). We are subject to sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury (“USDT”), as well as sanctions programs adopted and administered by non-U.S. jurisdictions where our services and products are offered. Our subsidiaries with custody of client assets or accounts are also subject to the applicable laws and regulations of U.S. states and non-U.S. jurisdictions regarding the reporting and escheatment of unclaimed or abandoned property, and applicable banking, trust company and/or fiduciary related regulations. We also must comply with complex and changing tax regimes in the jurisdictions where we operate our business.
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

As a global investment management organization, certain of our subsidiaries are also subject to the rules and regulations of various U.S. regulatory and self-regulatory organizations, including the SEC, FINRA, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and the USDT. Our non-U.S. operations also may be subject to regulation by U.S. regulators, including the SEC, the CFTC and the DOJ.
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

Antitrust Rules and Disclosure. The Federal Trade Commission (“FTC”) has approved various rule changes under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) that amend certain premerger reporting and notification rules. The HSR Act and its implementing rules require parties to certain mergers and acquisitions to submit premerger notifications to the FTC and DOJ and observe a waiting period before consummating such transactions. The rules significantly expand the premerger information and documentation required to be submitted in connection with an HSR filing, which could substantially increase our required disclosure and notification expenses and delay transactions.

Cybersecurity Disclosure. The SEC’s amended rules require disclosure regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. The rules require public companies to (i) disclose, on a current basis, any cybersecurity incident it deems to be material within four business days on a Form 8-K; (ii) describe, on an annual basis, the company’s processes, if any, for the assessment, identification and management of material risks from cybersecurity threats, as well as whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect their business strategy, results of operations or financial condition; and (iii) describe, on an annual basis, the board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing those risks. The rules require ongoing evaluation and analysis of our applicable processes and procedures, including regarding cyber incident response plans and procedures, disclosure analysis framework, risk management processes, and board oversight structure.
Sustainability. Sustainable investing and related environmental, social and governance (“ESG”) topics continue to be the focus of increased regulatory and legal scrutiny across jurisdictions. In the U.S., the SEC adopted, but subsequently stayed the implementation of, climate disclosure rules to require public issuers to include enhanced disclosure and financial metrics regarding corporate climate-related information in their periodic reports and registration statements. These rules remain stayed and subject to ongoing legal challenges. In addition, state laws and regulations regarding these topics continue to evolve. For example, in October 2023, California enacted a new climate accountability package pursuant to its Climate Corporate Data Accountability Act that requires annual disclosure of certain greenhouse gas emissions and Climate-Related Financial Risk Act that requires biennial disclosure of certain climate-related financial risks and mitigation measures, each beginning in 2026, subject to applicable implementing regulations that the California Air Resources Board is expected to finalize in late 2025 that may impact final scope and compliance timing. Globally, the independent International Sustainability Standards Board and other applicable sustainability disclosure standards continue to impact how national regulators and governance bodies approach these and related topics.
Privacy and Data Protection. There continues to be an increased regulatory and enforcement focus with respect to the protection of individuals’ privacy and personal data around the world, and the ongoing need to secure and ensure only appropriate collection and use of sensitive customer, personnel, and others’ personal data. A majority of the jurisdictions where we operate are covered, or we expect will be covered, by stringent privacy and data protection laws and regulations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to the handling of privacy obligations and personal data collection across our business will increase. For example, in addition to international data protection and privacy laws and regulations like the EU’s GDPR, we are, and expect to continue to be, subject to and affected by existing, new and evolving country, federal and state laws, regulations and guidance around the world impacting consumer and personnel privacy, including various U.S. state consumer privacy laws that provide for enhanced consumer protections for their residents and impose requirements for the handling, disclosure and deletion of personal information of their residents.
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
U.S. DOL Reforms. The DOL’s 2024 amended fiduciary rule broadening the definition of who is considered an “investment advice fiduciary” to a retirement investor, and adding significant restrictions and requirements for the use of prohibited transaction exemptions typically relied upon by investment firms such as ours, remains subject to applicable legal challenges. Under the new rule, a financial services provider that provides one-time advice to a retirement investor may become subject to the Employee Retirement Income Security Act (ERISA) fiduciary standard. In addition to the 2024 fiduciary rule, the DOL amended the Qualified Professional Asset Manager (QPAM) exemption as of June 2024, which many investment firms have relied upon when providing services to and engaging in transactions on behalf of applicable retirement plans, individual retirement accounts (IRAs) and/or certain commingled investment vehicles that have retirement plan investors. The QPAM amendment makes material changes and imposes additional conditions and affirmative requirements for the ongoing use of such exemption. On August 7, 2025, President Trump issued an Executive Order to facilitate the ability of participants in 401(k) and other defined contribution plans to obtain exposure to alternative assets, including private equity, real estate, and digital assets.
Private Fund Adviser Reforms. In February 2024, the SEC and CFTC jointly adopted amendments to Form PF, which is the confidential reporting form that certain investment advisers to private funds file to provide confidential information to the agencies and the FSOC. The amendments require all private fund advisers to report additional information about themselves and the funds they advise, including assets under management, withdrawal and redemption rights, gross and net asset value, inflows and outflows, borrowings and types of creditors, beneficial ownership, and fund performance. Hedge fund advisers are subject to additional reporting requirements with respect to the funds they advise, including information about investment strategies, counterparty exposures, and trading and clearing mechanisms. Large hedge fund advisers that report on qualifying hedge fund assets are required to report more detailed information about investment exposures, borrowing and counterparty exposure, market factor effects, currency exposure, turnover, country and industry exposure, central clearing counterparty reporting, risk metrics, investment performance, portfolio liquidity, and financing and investor liquidity. The compliance date for the amended reporting requirements has been extended, most recently until October 2026. The SEC has indicated that, during the further extension period, it will continue its substantive review of the amendments and Form PF more generally.
Fund Names Rule Reforms. In September 2023, the SEC adopted amendments to the fund “Names Rule” impacting regulated investment funds. The Names Rule generally requires a fund to invest at least 80% of the value of its assets in the particular type of investments or industry suggested by the fund's name. The amendments expand the applicability of the Names Rule and impacted funds may need to modify their names or alter their investment strategies to comply with the amendments, potentially impacting their portfolios. Funds with names that suggest a focus on investments that have particular characteristics, such as “growth,” “value” or thematic terms such as “ESG,” would be required to adopt a policy to invest at least 80% of the fund’s assets in those investments and would be subject to enhanced disclosure and reporting requirements. The SEC did not clearly define these terms and instead is allowing fund managers the flexibility to create their own reasonable definitions. As extended in April 2025, compliance with the rules is required for larger fund complexes by June 2026.
Digital Assets. Regulatory attention to digital assets—including cryptocurrencies, stablecoins, tokenized securities and other distributed ledger instruments—has continued to intensify across jurisdictions. Current U.S. leadership has shown greater support for financial technology innovation and activity. In July 2025, the U.S. enacted legislation governing the issuance and regulatory oversight of payment stablecoins. Congress is considering legislation that would allocate primary oversight of most other digital asset activities between the SEC and CFTC. Also in July 2025, the President’s Working Group on Digital Asset Markets issued a report that includes numerous legislative and regulatory recommendations. The SEC, CFTC, and other agencies have begun implementing these recommendations. Internationally, the EU’s Markets in Crypto-Assets Regulation became fully applicable in late 2024, and the United Kingdom, Singapore, Hong Kong and Japan have introduced or strengthened licensing, prudential and consumer-protection rules for crypto-asset service providers. Although the expanding regulatory framework raises legal, compliance and operational challenges for firms, the anticipated clarity and predictability around permissible digital asset activities is broadly positive for the market and its participants.
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
Our international funds include two broad ranges of cross-border UCITS that are domiciled in Luxembourg and Ireland, and thereby subject to regulation by the CSSF and the Central Bank of Ireland. Both UCITS are also registered for public sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and certain supervision by, the governmental authorities of those countries.
In the U.K., the Financial Conduct Authority (the “FCA”) regulates certain of our subsidiaries. Authorization by the FCA is required to conduct any financial services-related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls. In 2024, we updated the applicable product, marketing and other materials of our U.K. funds in line with the FCA’s new Sustainability Disclosure Requirements and we are preparing the first annual disclosure for funds with sustainability characteristics for compliance with the December 2025 deadline. We offer a significant number of EU UCITS to U.K. retail investors which have registered under the U.K.’s new Offshore Funds Regime to continue such offerings. We await a further consultation from the U.K. Treasury as to how such funds may in the future also be covered by the FCA’s Sustainability Disclosure Requirements.

In addition, the EU Markets in Financial Instruments Directive, as revised and expanded in 2018 (“MiFID II”), regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”). As revised, MiFID II sets out detailed requirements, governing the organization and business conduct of investment firms and regulated markets, and includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. It also includes an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives, and changes to business conduct requirements, including selling practices, intermediary inducements and client categorization. MiFID II also includes a ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflect an enhancement of the service to customers came into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours, though changes to those rules are due to take effect in 2026 and the impact of such changes remains to be seen.
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
The EU’s Sustainable Finance Disclosure Regulation (“SFDR”) imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants. SFDR requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. Related amendments to applicable legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment and require investment advisers to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability. The availability of such sustainability disclosures may impact the investment decisions of European investors. The European Commission is currently reviewing SFDR and expected to propose major changes before the end of 2025.

The EU’s Corporate Sustainability Due Diligence Directive (“CSDD”) will impose due diligence obligations requiring companies to identify, and to prevent or at least mitigate, adverse impacts on human rights and the environment across their value chain, including by their subsidiaries, supply chain partners and clients. Obligations would be enforced through administrative sanctions and civil liability, with a defense of having exercised reasonable due diligence. The CSDD remains subject to further secondary rulemaking and guidance around implementation. While CSDD does not currently apply to investment funds, the European Commission is required to consider the merits of potentially extending the requirements to funds. As investors in the public markets do not have the contractual relationship with issuers to compel them to provide the information required by CSDD, the imposition of CSDD to funds could prove problematic for the industry. With a fresh political focus on encouraging economic growth and regulatory simplification, a fundamental review of both CSDD and the EU’s Corporate Sustainability Reporting Directive (“CSRD”) began early in 2025 and continues, and the implementation deadlines for both CSDD and CSRD have been pushed back to allow for resolution of that process.
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
Other Non-U.S. Jurisdictions. There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas, the Comissão de Valores Mobiliários in Brazil, the China Securities Regulatory Commission and the Financial Supervisory Commission in the People’s Republic of China, the Securities Commission in Malaysia, the Comision Nacional Bancaria y de Valores in Mexico, the Romanian Financial Services Authority, the Saudi Capital Market Authority, the Financial Services Commission and the Financial Supervisory Service in South Korea, the Swiss Federal Banking Commission, the Dubai Financial Services Authority in the United Arab Emirates, the National Agency of Perspective Projects in Uzbekistan, and the State Securities Commission of Vietnam.

INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Alcentra®, Apera®, Benefit Street Partners®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, O’Shaughnessy®, Putnam®, Royce®, Templeton® and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.
HUMAN CAPITAL RESOURCES
As of September 30, 2025, we employed approximately 9,800 employees and operated offices in over 30 countries. We consider our relations with our employees to be satisfactory. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for experienced personnel is significant and from time to time we may experience a loss of valuable personnel. The retention of our key investment personnel is material to the management of our business.
As a global asset manager, we are committed to building and maintaining an inclusive workplace that respects and values all employees, To support our efforts, we have established dedicated resources and a global governance structure. We support our business resource groups, regional executive councils, partnerships, programs and other practices that align with this focus. At an enterprise level, we use employee surveys to understand sentiment and engagement in the organization. We also host live forums for leaders to engage directly with employees to help reinforce our culture of open feedback. Our employees have access to a valuable set of equitable and competitive total rewards, which consists of a mix of monetary and non-monetary rewards designed to recognize their time, talents and results.

We have developed strategies and initiatives anchored in our core values to prioritize attracting and retaining top talent, promoting an inclusive workplace, driving good decision-making and igniting innovation, all of which we believe are important to our long-term success.
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
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing, which we may perform directly or outsource to third parties. The investment management industry continues to experience disruption and challenges, including continued fee pressure, regulatory changes, an increasing and changing role of technology in investment management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, financial markets have experienced and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global economic markets have periodically resulted, and may continue to result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, operational, political, electoral, diplomatic or other changes and/or instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, war, insurrection or other business, social or political crises. For example, the Ukraine-Russia and Middle East wars and/or conflicts may continue to develop and/or expand globally and significantly impact the global economy and financial markets, which may have an adverse effect on our investment performance and flows in certain products. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters, public health crises, such as epidemics or pandemics, or financial crises, changes in the equity, debt or commodity marketplaces or market operations, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.
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
Our reputation is critical to the success of our business. We believe that our brand names have been, and continue to be, well received both in our industry and with our clients, reflecting the fact that our brands, like our business, are based in part on trust and confidence. If our brands or reputation are harmed, existing clients may reduce amounts held in, or withdraw entirely from, our products and services, and/or our clients and products may terminate their management agreements with us, which could reduce the amount of our AUM and cause us to suffer a corresponding loss in our revenues and income. Such impacts could materially and adversely affect our profitability, lead to further business and operational disruptions, and expose us to additional costs and increased reputational damage and risk. In addition, reputational harm may prevent us from attracting new clients or developing new business, and any inability to meet applicable client, regulatory or other requirements may adversely impact our reputation and business.
GLOBAL OPERATIONAL RISKS
Our business and operations are subject to adverse effects from the outbreak and spread of contagious diseases.
The outbreak and spread of contagious diseases have had, and may in the future have, adverse effects on our business, financial condition and results of operations. For example, the COVID-19 pandemic resulted in a widespread global public health crisis. Such infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. Such extraordinary events and their aftermaths can cause investor fear and panic, which can further adversely affect the operations and performance of companies, sectors, nations, regions and financial markets in general and in ways that cannot necessarily be foreseen. It is not possible to predict the full extent to which a pandemic may evolve and/or adversely impact our business, liquidity, capital resources, financial results and operations.

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

COMPETITION AND DISTRIBUTION RISKS
Failure to properly address the increased transformative pressures affecting the investment management industry could negatively impact our business.
The investment management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the investment management industry, including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and growing digital asset markets that remain subject to substantial volatility and significant regulatory uncertainty. As a result of the trends and pressures discussed above, the investment management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
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
In addition, Canada, the U.K., the Netherlands and the EU have adopted regimes that ban, or may limit, the payment of commissions and other inducements to intermediaries in relation to certain sales to retail customers in those jurisdictions, and similar regimes are under consideration in several other jurisdictions. Depending on their exact terms, such regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. Arrangements with non-independent advisers will also continue to be affected as narrower rules related to the requirement that commissions reflect an enhancement of the service to customers continue to come into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers, including us, finance investment research with many firms.
THIRD-PARTY RISKS
Any failure of our third-party providers to fulfill their obligations, or our failure to maintain good relationships with our providers, could adversely impact our business.
We currently, and may in the future, depend on third-party providers to support various operational, administrative, technology, transfer agency, market data, distribution, and other business needs of our company. Further, we outsource various administration, technology, transfer agency and other services for our funds to third-party providers. In addition, we may, from time to time, transfer vendor contracts and services from one provider to another. If our third-party providers fail to deliver required services on a timely basis, or if we experience other negative service quality or relationship issues with our providers, we may be exposed to significant costs and/or operational difficulties, and our ability to conduct and grow our business may be impaired. Such administrative and functional changes are costly and complex, and may expose us to heightened operational risks. Any failure to mitigate such risks could result in reputational harm to us, as well as financial losses to us and our clients. The failure of any key provider or vendor to fulfill its obligations to us could result in outcomes inconsistent with our or our clients’ objectives and requirements, result in legal liability and regulatory issues for us, and otherwise adversely impact us.
We may be adversely affected if any of our third-party providers is subject to a successful cyber or security attack.
Due to our interconnectivity with and dependency upon third-party providers, including, for example, advisors, central agents, exchanges, clearing organizations, other financial institutions, and other service providers supporting our business and technology needs, we may be adversely affected if any of them is subject to a successful cyber attack or other privacy or information security event or disruption. Cybersecurity issues affecting third-party providers are a growing concern in the asset management industry. Many services that we use in our business are delivered from and supported, upgraded and maintained by, third-party providers. A breach, suspension or termination of these services or related support, upgrades and maintenance could cause system delays or interruption, and/or unauthorized access to confidential or private data, that could adversely impact our business, including financial losses to us and our clients, legal and regulatory issues, and reputational harm.
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
Any significant limitation, failure or security breach of our information and cybersecurity infrastructure, software applications, technology or other systems, or those of our third-party providers, that are critical to our operations could disrupt our business and harm our operations, financial condition, and reputation.
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications, external third-party services and other technology systems, and remote equipment and connectivity infrastructure, to access critical business systems necessary to operate our business. We are also dependent on the continuity and effectiveness of our information and cybersecurity infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology and third-party providers on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain confidential and proprietary data including personal employee and/or client data, obtain securities pricing information, process client transactions, and provide reports and other services to our clients. In addition, developments in our use of process automation and artificial intelligence (“AI”) further heighten our dependency on technology, as such technology may be complex and unpredictable. Any disruptions, inaccuracies, mismanagement, delays, theft, systems failures, data security or privacy breaches, cybersecurity threats, incidents, attacks, individual or brand impersonations, or other cyber-related fraud, or other security breaches in these and other processes, could subject us to significant client dissatisfaction and financial losses and damage our reputation. We and our third-party providers have been, and we expect to continue to be, the subject of these types of risks, breaches and/or attacks. Ongoing advances in technology, including generative AI, as well as the malicious use of such technology, further heighten the risks to our business.
Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, as well as measures to assess third-party provider security posture and controls, we can provide no assurance that any of these measures will prove effective or comply with evolving information security standards, particularly given the evolving nature and sophistication of cyber and technology threats and attacks. The technology systems we use or rely on, including those provided and/or leveraged by third-party providers, remain vulnerable to denial of service attacks, unauthorized access, computer viruses, human error and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of directive attacks involving impersonation, social engineering, phishing, malware, ransomware and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage), and to our personnel or vendors inadvertently or recklessly causing release of confidential information, which could materially harm our operations and reputation.
Moreover, while we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk, which may require us to incur additional administrative costs and/or take remedial actions. In addition, our or our third-party providers’ failure to manage and operate properly the data centers and third-party cloud storage and computing application services we use could have an adverse impact on our business.
System disruptions, failures or breaches of the technology we use or the security infrastructure we rely upon, including third-party applications and services, or our failure effectively and timely to identify, detect, manage, mitigate, disclose or communicate a cybersecurity incident, could result in: (i) material financial loss or costs, (ii) delays in clients’ ability to access account information or in our ability to process transactions, (iii) the unauthorized disclosure or modification of sensitive or confidential client and business information, (iv) loss of valuable information, (v) breach of client and vendor contracts, (vi) liability for stolen assets, information or identity, (vii) remediation costs to repair damage caused by the failure or breach, (viii) additional security and organizational costs to mitigate against future incidents, (ix) reputational harm, (x) loss of confidence in our business and products, (xi) liability for failure to review and disclose applicable incidents or provide relevant updated disclosure properly and timely, (xii) regulatory investigations or actions, and/or (xiii) legal claims, litigation, and liability costs, any one or more of which may be material. Moreover, loss or unauthorized disclosure or transfer of confidential and proprietary data or confidential customer identification information could further harm our reputation and subject us to liability under laws that protect confidential data and personal information, resulting in increased costs or a decline in our revenues or common stock price.
Our inability to recover successfully, should we experience a disaster or other business continuity problem, could cause material financial loss, regulatory actions, legal liability, and/or reputational harm.
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, tsunami, terrorist attack, public health crisis, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities and infrastructure, and the proper functioning of our technology, computer, telecommunication and other systems and operations that are critical to our business. While our operational size, the diversity of locations from which we operate, and our various back-up systems provide us with an advantage, should we experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how such a local or regional event may affect our personnel across our operations or with regard to particular aspects of our operations, such as key executives or personnel in our technology groups. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to recover successfully following a disaster or other business continuity problem, could adversely impact our business and operations, and could result in regulatory actions, legal liability and/or reputational harm.
Developing regulatory treatment of AI, and failure to adequately address AI-related challenges, creates a risk of reputational harm and an impediment to growth.
Artificial Intelligence (AI) is used in many areas of our business and we plan to further incorporate AI into additional areas. The use of AI offers efficiencies, but also introduces significant challenges related to data security, privacy, intellectual property, regulatory compliance, accuracy and bias concerns, and reputational harm, among others. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. AI technologies evolve at a rapid pace and their usage requires integration with other technology applications, data platforms and business processes. Globally, courts and regulatory agencies are developing approaches to dealing with AI-related issues, which creates uncertainty around the use of the technology. Use of AI technologies requires ongoing operational controls and procedures, and the development and implementation of appropriate protections and safeguards. Failure to successfully integrate AI technologies, respond to client or market demands, identify or address applicable legal or regulatory issues or effectively manage related risks could result in legal and regulatory liabilities and harm our reputation and growth.
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
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws, and laws in other jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to continue to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our

AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms and proposals in the U.S. and other jurisdictions that may impact or relate to our business, and may cause us to incur additional obligations, include regulatory matters related to antitrust rules and disclosure, cybersecurity disclosure, sustainability, privacy and data protection, SIFIs, financial products, fiduciary and fund-related reforms, digital assets, tax compliance, and other investment management disclosure and compliance requirements. The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
Global regulatory and legislative actions and reforms have made compliance in the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our financial condition and results of operations.
As in the U.S., regulatory and legislative actions outside the U.S. have been, and continue to be, augmented substantially and made more complex. Further, ongoing changes in the EU’s regulatory framework applicable to our business, including any new changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business. With new laws and changes in interpretation of existing requirements, the associated time we must dedicate to and related costs we must incur in meeting the regulatory complexities of our business have increased. We may be required to continue to invest significant additional management time and resources to address new and changing regulations and laws. Outlays associated with meeting regulatory complexities have also increased as we expand our business into new jurisdictions.
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
As with all investment management companies, our activities are highly regulated in almost all countries in which we conduct business. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in regulatory enforcement, civil liability, criminal liability and/or the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business in a jurisdiction or market, any of which could adversely affect our reputation and operations. Moreover, any errors, whether financial or otherwise, if material, could damage our reputation and adversely affect our business. While management has focused attention and resources on our compliance policies, procedures and practices, the regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our services and products in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

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
We operate in a highly regulated industry and have received and routinely receive and respond to regulatory and governmental requests for documents or other information, subpoenas, examinations and, in some instances, investigations in connection with our business activities. For example, as noted in the “Legal Proceedings” section in Note 15 - Commitments and Contingencies, our subsidiary, Western Asset Management Company (“WAM”) remains the subject of parallel investigations by the SEC and the DOJ. Further, regulatory or governmental examinations or investigations that have been inactive could become active. In addition, we are named as a party in litigation in the ordinary course of business. Claims made against us, including those without merit, have resulted and may continue to result in reputational harm and responding to such matters is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Regulatory enforcement and civil litigation matters can result in the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellations, suspension or restriction of licenses, registration status or approvals held by us or our business. In addition, we may be obligated, and under our certificate of incorporation, bylaws and form of director indemnification agreement are obligated under certain conditions, or may choose, to indemnify directors, officers or personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Financial exposures, including AUM outflows, from and expenses incurred relating to any examinations, investigations, enforcement actions, litigation, and/or settlements have and may continue to adversely impact our AUM, increase costs, and negatively impact our reputation, profitability, and revenue any of which could have a material negative impact on our financial results. For a discussion of certain legal proceedings and regulatory matters in which we are involved, see “Legal Proceedings” in Note 15 - Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.
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
Detection and Analysis. Cybersecurity incidents may be detected through a variety of means, which include, but are not limited to, automated event-detection notifications or similar technologies that are monitored by our security operations team, as well as notifications from employees or third-party providers. Once a cybersecurity incident is identified, including third-party cybersecurity events, our incident response team investigates the incident, determines the nature of the event and assesses the severity of the event, including any operational impact and sensitivity of any compromised data.
Response and Recovery. In the event of a cybersecurity incident, our initial focus is to contain the cybersecurity incident as quickly as possible consistent with our incident response plan. Once a cybersecurity incident is contained, we focus on remediation and recovery activities, which depend on the nature of the cybersecurity incident. We have relationships with third-party providers to assist with cybersecurity containment and remediation efforts, including for example, forensic investigations and incident response management. If a cybersecurity incident materially impacts us, or is expected to materially impact us, we promptly notify senior management, the Franklin Board of Directors (“Board”) and/or Franklin Audit Committee, as appropriate based on the severity of the incident. Our response plan also addresses engagement with appropriate individuals and committees with respect to disclosure determinations related to cybersecurity incidents. We review and, if necessary, update our cyber security incident response plan at least annually.
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
We are not aware of any cybersecurity threats or incidents that have materially impacted us during the fiscal year ended September 30, 2025, or that are reasonably likely to materially affect our business, including our business strategy, results of operations or financial condition. We routinely face risks of cybersecurity incidents, whether through attempted or actual: cyber-attacks or cyber intrusions, ransomware and other forms of malware, computer viruses, attachments to emails, individual or brand impersonation, phishing, extortion or other scams. Although we make efforts to maintain the security and integrity of our systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurances regarding the effectiveness of our security efforts and measures or those of our third-party providers who have access to, transmit, or store such data. For additional information regarding our cybersecurity risks, see our risk factors under Item 1A in Part I of this Annual Report.

Item 2.    Properties.
We conduct our worldwide operations using a combination of owned and leased facilities. While we believe our facilities are suitable and adequate to conduct our business at present, we will continue to acquire, lease and dispose of facilities throughout the world, as necessary.
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2036. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	475,183
St. Petersburg, Florida	560,948	392,458
Rancho Cordova, California	445,023	47,556
Hyderabad, India	379,052	23,088
Poznan, Poland	284,436	87,557
Ft. Lauderdale, Florida	102,246	31,705
Edinburgh, Scotland	87,016	24,879
Other	75,239	11,350
Total	2,677,753	1,093,776
We lease office space in 16 states in the U.S. and Washington, D.C., and internationally, including Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Singapore, South Korea, United Arab Emirates and the U.K. As of September 30, 2025, we leased and occupied approximately 2,022,000 square feet of office space worldwide, and subleased to third parties approximately 185,000 square feet of excess leased space.
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
Jennifer M. Johnson
Age 61
Chief Executive Officer and director of Franklin since February 2020; formerly, President of Franklin from December 2016 to October 2025, Chief Operating Officer of Franklin from February 2017 to February 2020, Co-President of Franklin from October 2015 to December 2016, Executive Vice President and Chief Operating Officer of Franklin from March 2010 to September 2015, Executive Vice President – Operations and Technology of Franklin from December 2005 to March 2010, and Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin. Director of Thermo Fisher Scientific Inc. since July 2023.
Gregory E. Johnson
Age 64
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
Age 85
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Daniel Gamba
Age 58
Co-President and Chief Commercial Officer of Franklin since October 2025; formerly, President of Northern Trust Asset Management and Executive Vice President of Northern Trust Corporation financial services firms from April 2023 to September 2025; and formerly spent over two decades at Blackrock, Inc. financial services firm where, among other roles, he served as Co-Head of Fundamental Equities from 2020 to February 2023, Global Head of Active Equity Product Strategy from 2016 to 2020, and Head of Americas Institutional iShares Business and Co-Head iShares U.S. from 2011 to 2016.

Terrence J. Murphy
Age 58
Co-President of Franklin since October 2025 and Head of Public Market Investments of Franklin since October 2022; Chairman since 2014 and Chief Executive Officer and President since 2012 of ClearBridge Investments, LLC, a subsidiary of Franklin; officer and/or director of certain other subsidiaries of Franklin. Formerly, Executive Vice President of Franklin from October 2022 to October 2025, Chief Operating Officer and Chief Financial Officer of ClearBridge from 2006 to 2011, Chief Financial Officer of Citigroup Asset Management a financial services firm from 2005 to 2006 and Director of Planning from 2000 to 2005; and business Controller for various product lines at Citigroup’s Corporate and Investment Bank from 1997 to 2000.

Matthew Nicholls
Age 53
Co-President of Franklin since October 2025, Chief Financial Officer of Franklin since May 2019 and Chief Operating Officer since April 2022; officer and/or director of certain subsidiaries of Franklin. Formerly, Executive Vice President of Franklin from May 2019 to October 2025, and formerly with Citigroup, Inc. a financial services firm from 1995 to May 2019, as Managing Director, Global Head of Financial Institutions, Corporate Banking, and Global Head of Asset Management, Corporate and Investment Banking, from 2017 to May 2019, as Managing Director, Co-Head, Financial Institutions Corporate and Investment Banking, North America, and Global Head of Asset Management, Corporate and Investment Banking, from 2014 to 2017, as Managing Director, Co-Head, North America, Financial Institutions Corporate and Investment Banking from 2011 to 2014, as Managing Director and Co-Head, North America, Financial Institutions Corporate Banking from 2007 to 2011, and as Managing Director and Co-Head of Asset Management Banking from 2006 to 2007.

Thomas C. Merchant
Age 57
Executive Vice President and General Counsel of Franklin since May 2022 and Assistant Secretary since December 2024; formerly, Corporate Secretary from July 2021 to December 2024; oversaw global regulatory compliance of Franklin as Deputy General Counsel from August 2020 to May 2022; officer and/or director of certain subsidiaries of Franklin. Formerly, General Counsel and Executive Vice President of Legg Mason, Inc. from 2013 and Secretary from 2008, until its acquisition by Franklin Templeton in July 2020; joined Legg Mason as Associate General Counsel in 1998, serving as Corporate General Counsel and Deputy General Counsel. Formerly, served as a Corporate Associate at Shearman & Sterling, a law firm, in New York from 1993 to 1998.
Family Relationships
Jennifer M. Johnson and Gregory E. Johnson are siblings, and their uncle is Rupert H. Johnson, Jr. Each serves as both a director and an executive officer of Franklin.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2025, there were 2,231 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2025.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2025	348,101	$24.01	348,101	21,539,529
August 2025	2,283,211	25.65	2,283,211	19,256,318
September 2025	6,629	24.66	6,629	19,249,689
Total	2,637,941		2,637,941
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
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing, which we may perform directly or outsource to third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Alcentra®, Apera®, Benefit Street Partners®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, O’Shaughnessy®, Putnam®, Royce®, Templeton®, and Western Asset Management Company®. We offer a broad product mix of equity, fixed income, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
Despite periods of volatility driven by uncertainty regarding U.S. economic and trade policies, during the fiscal year ended September 30, 2025 (“fiscal year 2025”), U.S. and global equity markets provided positive returns, due in part to strong corporate earnings and easing of monetary policy. The S&P 500 Index and MSCI World Index increased 14.8% and 17.8% for the fiscal year. The global bond markets were also positive as the Bloomberg Barclays Global Aggregate Index increased 7.9% for the fiscal year.
Our total AUM was $1,661.2 billion at September 30, 2025, 1% lower than at September 30, 2024. Simple monthly average AUM (“average AUM”) increased 3% during fiscal year 2025.
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
The following discussion and analysis includes a comparison of our financial results for fiscal year 2025 to fiscal year 2024. For discussion and analysis of the financial results for fiscal year 2024 compared to fiscal year 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the SEC on November 12, 2024.

RESULTS OF OPERATIONS

(in millions, except per share data)				2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,	2025	2024	2023
Operating revenues	$8,770.7	$8,478.0	$7,849.4	3%	8%
Operating income	604.1	407.6	1,102.3	48%	(63%)
Operating margin[1]	6.9%	4.8%	14.0%

Net income attributable to Franklin Resources, Inc.	$524.9	$464.8	$882.8	13%	(47%)
Diluted earnings per share	$0.91	$0.85	$1.72	7%	(51%)

As adjusted (non-GAAP):[2]
Adjusted operating income	$1,640.2	$1,713.1	$1,823.8	(4%)	(6%)
Adjusted operating margin	24.5%	26.1%	29.9%

Adjusted net income	$1,195.8	$1,276.7	$1,332.2	(6%)	(4%)
Adjusted diluted earnings per share	$2.22	$2.39	$2.60	(7%)	(8%)
__________________
1Defined as operating income divided by total operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)				2025 vs. 2024	2024 vs. 2023
as of September 30,	2025	2024	2023
Equity	$686.2	$632.1	$430.4	9%	47%
Fixed Income	438.7	556.4	483.1	(21%)	15%
Alternative	263.9	249.9	254.9	6%	(2%)
Multi-Asset	193.9	176.2	145.0	10%	22%
Cash Management	78.5	64.0	60.8	23%	5%
Total	$1,661.2	$1,678.6	$1,374.2	(1%)	22%
Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM. Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]			2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,	2025	2024	2023
Equity	$637.0	$544.0	$436.1	17%	25%
Fixed Income	466.5	542.3	499.7	(14%)	9%
Alternative	253.7	254.9	251.9	0%	1%
Multi-Asset	179.8	161.1	144.4	12%	12%
Cash Management	69.7	63.5	68.3	10%	(7%)
Total	$1,606.7	$1,565.8	$1,400.4	3%	12%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing thirteen months.

	Mix of Average AUM
for the fiscal years ended September 30,	2025	2024	2023
Equity	40%	35%	31%
Fixed Income	29%	35%	36%
Alternative	16%	16%	18%
Multi-Asset	11%	10%	10%
Cash Management	4%	4%	5%
Total	100%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)
for the fiscal years ended September 30,	2025 [1]	2024	2023
Beginning AUM	$1,678.6	$1,374.2	$1,297.4
Long-term inflows	343.9	319.0	254.9
Long-term outflows	(441.3)	(351.6)	(276.2)
Long-term net flows	(97.4)	(32.6)	(21.3)
Cash management net flows	12.6	2.7	4.3
Total net flows	(84.8)	(29.9)	(17.0)
Acquisitions (Disposition)	(0.2)	148.3	34.9
Net market change, distributions and other	67.6	186.0	58.9
Ending AUM	$1,661.2	$1,678.6	$1,374.2
_______________
1On March 31, 2025, cash management AUM and net flows were updated to include $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.
Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2025	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
Long-term inflows	159.7	114.7	23.2	46.3	—	343.9
Long-term outflows	(160.1)	(237.4)	(10.3)	(33.5)	—	(441.3)
Long-term net flows	(0.4)	(122.7)	12.9	12.8	—	(97.4)
Cash management net flows	—	—	—	—	12.6	12.6
Total net flows	(0.4)	(122.7)	12.9	12.8	12.6	(84.8)
Disposition	—	(0.1)	(0.1)	—	—	(0.2)
Net market change, distributions and other	54.5	5.1	1.2	4.9	1.9	67.6
AUM at September 30, 2025	$686.2	$438.7	$263.9	$193.9	$78.5	$1,661.2

AUM decreased $17.4 billion or 1% during fiscal year 2025 primarily due to $97.4 billion of long-term net outflows, inclusive of $141.9 billion of long-term net outflows at Western Asset Management (“WAM”), partially offset by the positive impact of $67.6 billion of net market change, distributions and other, and $12.6 billion of cash management net inflows. Long-term net outflows include $30.4 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $125.8 billion of market appreciation partially offset by $57.7 billion of long-term distributions, primarily from the equity and alternative asset classes, and a $0.5 billion decrease from foreign exchange revaluation,. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity and fixed income markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Australian dollar, Canadian dollar, Indian Rupee, and Japanese Yen, partially offset by a weaker U.S. dollar compared to the Euro.

Long-term inflows increased 8% to $343.9 billion, as compared to the prior year, driven by higher inflows across equity, fixed income, and alternative strategies, particularly in open-end funds, retail separately managed accounts, private funds, and sub-advised mutual funds. This growth was partially offset by declines in fixed income inflows at WAM, primarily within institutional separate accounts, open-end funds, and sub-advised mutual funds. Long-term outflows increased 26% to $441.3 billion, driven by higher outflows across multiple fixed income vehicles, primarily at WAM, and from equity open-end and sub-advised mutual funds.

(in billions)
for the fiscal year ended September 30, 2024	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
AUM at October 1, 2023	$430.4	$483.1	$254.9	$145.0	$60.8	$1,374.2
Long-term inflows	123.3	142.5	16.7	36.5	—	319.0
Long-term outflows	(129.3)	(181.3)	(12.5)	(28.5)	—	(351.6)
Long-term net flows	(6.0)	(38.8)	4.2	8.0	—	(32.6)
Cash management net flows	—	—	—	—	2.7	2.7
Total net flows	(6.0)	(38.8)	4.2	8.0	2.7	(29.9)
Acquisition	81.3	59.3	0.7	5.8	1.2	148.3
Net market change, distributions and other	126.4	52.8	(9.9)	17.4	(0.7)	186.0
AUM at September 30, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
AUM by sales region was as follows:

(in billions)				2025 vs. 2024	2024 vs. 2023
as of September 30,	2025	2024	2023
United States	$1,171.5	$1,177.1	$979.9	0%	20%
International
Europe, Middle East and Africa	215.1	209.1	165.1	3%	27%
Asia-Pacific	165.8	178.0	117.6	(7%)	51%
Americas, excl. U.S.	108.8	114.4	111.6	(5%)	3%
Total international	$489.7	$501.5	$394.3	(2%)	27%
Total	$1,661.2	$1,678.6	$1,374.2	(1%)	22%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of September 30, 2025	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	60%	62%	49%	58%	37%	41%	34%	44%
Fixed Income	53%	71%	71%	64%	68%	76%	83%	92%
Total AUM[3]	51%	57%	62%	54%	53%	55%	52%	62%
 _______________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 40%, 39%, 39% and 36% of our total AUM as of September 30, 2025.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 56%, 55%, 55% and 50% of our total AUM as of September 30, 2025.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 12% of our total AUM at September 30, 2025.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,	2025	2024	2023
Investment management fees	$6,981.8	$6,822.2	$6,452.9	2%	6%
Sales and distribution fees	1,474.7	1,381.0	1,203.7	7%	15%
Shareholder servicing fees	264.5	229.3	152.7	15%	50%
Other	49.7	45.5	40.1	9%	13%
Total Operating Revenues	$8,770.7	$8,478.0	$7,849.4	3%	8%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $159.6 million in fiscal year 2025 primarily due to one additional quarter of revenue earned by Putnam, which was acquired on January 1, 2024, an increase in average equity AUM, and an increase in performance fees, partially offset by the impact of WAM outflows and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 40.5 and 41.1 basis points for fiscal years 2025 and 2024. The rate decrease was primarily due to higher average AUM in lower-fee equity products and catch-up fees recognized in the prior year at the closing of fundraising rounds in a secondary private equity fund, partially offset by the impact of outflows in lower-fee products at WAM.
Performance fees were $474.0 million and $390.7 million for fiscal years 2025 and 2024. The increase was primarily due to changes in the amount of performance fees earned by our alternative specialist investment managers.
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
Sales and distribution fees by revenue driver are presented below.

(in millions)				2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,	2025	2024	2023
Asset-based fees	$1,219.5	$1,135.1	$998.0	7%	14%
Sales-based fees	255.2	245.9	205.7	4%	20%
Sales and Distribution Fees	$1,474.7	$1,381.0	$1,203.7	7%	15%
Asset-based distribution fees increased $84.4 million in fiscal year 2025 primarily due to an increase of 4% in the related average AUM, one additional quarter of asset-based revenue related to Putnam products and a higher mix of non-U.S. equity and multi-asset funds, which generate higher fees.
Sales-based fees increased $9.3 million in fiscal year 2025 primarily due to one additional quarter of sales-based revenue related to Putnam products and a higher mix of equity and multi-asset funds, which generate higher sales fees.
Shareholder Servicing Fees
Shareholder servicing fees are earned from our sponsored funds for providing transfer agency services, which include providing shareholder statements, transaction processing, client service and tax reporting. Shareholder servicing fees are determined based on a contractual margin, or a percentage of AUM and either the number of transactions in shareholder accounts or the number of shareholder accounts. Shareholder servicing fees also include fund reimbursements of expenses incurred while providing transfer agency services.
Shareholder servicing fees increased $35.2 million in fiscal year 2025, primarily due to one additional quarter of fees earned by Putnam and higher levels of related AUM, partially offset by lower fees determined on a contractual margin.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,
Compensation and benefits	$3,818.2	$3,831.1	$3,494.0	0%	10%
Sales, distribution and marketing	2,010.9	1,863.1	1,613.1	8%	15%
Information systems and technology	643.6	620.1	505.0	4%	23%
Occupancy	286.3	325.4	228.9	(12%)	42%
Amortization of intangible assets	406.5	338.2	341.1	20%	(1%)
Impairment of intangible assets	226.6	389.2	—	(42%)	100%
General, administrative and other	774.5	703.3	565.0	10%	24%
Total Operating Expenses	$8,166.6	$8,070.4	$6,747.1	1%	20%
The acquisition of Putnam on January 1, 2024 had a significant impact on operating expenses for the fiscal years ended September 30, 2025; however, due to the ongoing integration of the combined businesses, it is not practicable to separately quantify the impact of the legacy Putnam business.

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,	2025	2024	2023
Salaries, wages and benefits	$1,724.0	$1,686.6	$1,499.5	2%	12%
Incentive compensation	1,676.6	1,613.7	1,532.1	4%	5%
Acquisition-related retention[1]	162.4	263.6	164.9	(38%)	60%
Acquisition-related performance fee pass through[1]	106.7	97.5	169.7	9%	(43%)
Other[1,2]	148.5	169.7	127.8	(12%)	33%
Compensation and Benefits Expenses	$3,818.2	$3,831.1	$3,494.0	0%	10%
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
Salaries, wages and benefits increased $37.4 million in fiscal year 2025 primarily due to annual salary increases and one additional quarter of expenses related to Putnam, partially offset by the impact of headcount reductions resulting from costs savings initiatives.
Incentive compensation increased $62.9 million in fiscal year 2025, primarily due to higher bonus expense based on our annual performance, higher performance fee compensation, one additional quarter of expenses related to Putnam, higher annual acceleration of deferred compensation expense related to retirement-eligible employees and higher sales related commissions, partially offset by lower incentive compensation at certain specialist investment managers.
Acquisition-related retention expenses decreased $101.2 million in fiscal year 2025, primarily due to lower costs associated with recent acquisitions.
Other compensation and benefits decreased $21.2 million in fiscal year 2025, primarily due to lower net market gains on investments related to our deferred compensation plans and a decrease in special termination benefits, partially offset by an increase in compensation related to minority interests. Special termination benefits decreased $6.1 million primarily due to higher costs associated with workforce optimization initiatives in the prior year.
At September 30, 2025, our global workforce decreased to approximately 9,800 employees from approximately 10,200 at September 30, 2024.
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

Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,
Asset-based expenses	$1,685.3	$1,569.6	$1,368.1	7%	15%
Sales-based expenses	245.8	231.5	195.0	6%	19%
Amortization of deferred sales commissions	79.8	62.0	50.0	29%	24%
Sales, Distribution and Marketing	$2,010.9	$1,863.1	$1,613.1	8%	15%
Asset-based expenses increased $115.7 million in fiscal year 2025 primarily due to one additional quarter of expenses related to Putnam products, an increase of 3% in the related average AUM and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $14.3 million in fiscal year 2025 primarily due to one additional quarter of expenses related to Putnam products and higher marketing support fees.
Amortization of deferred sales commissions increased $17.8 million in fiscal year 2025 primarily due to higher sales.
Information Systems and Technology

Information systems and technology expenses increased $23.5 million in fiscal year 2025, primarily due to one additional quarter of expenses incurred by Putnam, higher spending related to strategic initiatives, and higher costs for software and external data services, partially offset by lower costs for hardware maintenance and purchases.
Occupancy
Occupancy expenses decreased $39.1 million in fiscal year 2025. The prior year included the impairment of the right of use asset related to office space vacated in connection with the consolidation of our office space in New York City, and the current year reflects lower costs due to the office space consolidation. The decrease was partially offset by one additional quarter of expenses incurred by Putnam.
Amortization of intangible assets
Amortization of intangible assets increased $68.3 million in fiscal year 2025, primarily due to a reduction in the remaining useful life of definite-lived intangible assets related to WAM, partially offset by the effect of intangible assets which became fully amortized during the fiscal year.
Impairment of intangible assets
Impairment of intangible assets was $226.6 million in fiscal year 2025 and $389.2 million in fiscal year 2024. In fiscal year 2025, we impaired our indefinite-lived intangible asset related to certain contracts managed by WAM by $200.0 million, as compared to $389.2 million in fiscal year 2024. During fiscal year 2025, we also recognized impairment charges of $26.6 million related to certain other indefinite-lived intangible assets related to management contracts. See Critical Accounting Policies and Note 8 - Goodwill and Other Intangible Assets in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
General, Administrative and Other
General, administrative and other expenses primarily consist of professional fees, fund-related service fees, advertising and promotion, travel and entertainment, and other miscellaneous expenses. For certain vehicles, we may agree to compensate third parties for services provided by sharing a portion of the performance fees we earn. These payments are classified as sub-advisory expenses.

General, administrative and other operating expenses increased $71.2 million in fiscal year 2025, primarily due to one additional quarter of expenses incurred by Putnam, and increases of $21.2 million in sub-advisory expenses, primarily due to higher payments to third-parties related to performance fees, $17.7 million in transfer agency expenses, $16.0 million in advertising and promotion costs, and $2.9 million in legal and other professional fees, inclusive of $65.6 million of insurance recoveries. These increases were partially offset by an $18.5 million decrease in acquisition-related costs, primarily related to the acquisition of Putnam.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2025 vs. 2024	2024 vs. 2023
for the fiscal years ended September 30,	2025	2024	2023
Investment and other income, net:
Dividend and interest income	$141.4	$176.9	$159.9	(20%)	11%
Gains (losses) on investments, net	(37.6)	57.6	39.5	NM	46%
Income from investments in equity method investees	78.0	137.5	45.4	(43%)	203%
Losses on derivatives, net	(7.8)	(16.2)	(15.1)	(52%)	7%
Rental income	44.1	43.7	46.3	1%	(6%)
Foreign currency exchange losses, net	(11.6)	(19.9)	(26.7)	(42%)	(25%)
Other, net	6.3	15.9	13.0	(60%)	22%
Investment and other income, net	212.8	395.5	262.3	(46%)	51%
Interest expense	(94.9)	(97.2)	(123.7)	(2%)	(21%)
Investment and other income of consolidated investment products, net	108.4	149.9	115.8	(28%)	29%
Expenses of consolidated investment products	(43.6)	(32.6)	(18.7)	34%	74%
Other income, net	$182.7	$415.6	$235.7	(56%)	76%
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Dividend and interest income decreased $35.5 million in fiscal year 2025, primarily due to lower yields and lower average balances.
Investments held by the Company generated net losses of $37.6 million, as compared to net gains of $57.6 million in the prior year. Net losses in the current year were primarily from investments measured at cost adjusted for observable price changes and investments in nonconsolidated funds and separate accounts, partially offset by gains on assets invested for deferred compensation plans. The net gains in the prior year were primarily from assets invested for deferred compensation plans and investments in nonconsolidated funds and separate accounts, partially offset by losses on investments measured at cost adjusted for observable price changes.
Equity method investees generated income of $78.0 million in fiscal year 2025 and $137.5 million in fiscal year 2024, largely related to various global alternative and equity funds.
Net foreign currency exchange losses decreased $8.3 million in fiscal year 2025, primarily due to the U.S. dollar weakening less in the current fiscal year against the British Pound, which resulted in lower foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by certain of our European subsidiaries.
Interest expense decreased $2.3 million in fiscal year 2025 primarily due to lower accretion on Lexington deferred purchase consideration, partially offset by an increase in interest recognized on tax reserves.

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
Investments held by CIPs generated investment and other income of $108.4 million in fiscal year 2025, as compared to investment and other income of $149.9 million in fiscal year 2024. The current year income was largely related to various global alternative, fixed income and multi-asset funds, partially offset by losses on global equity funds, while the prior year income was largely related to various equity, fixed income and multi-asset funds.
Expenses of consolidated investment products increased $11.0 million in fiscal year 2025, due to activity of the funds.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
TAXES ON INCOME
Our effective income tax rate for fiscal year 2025 was 30.2% as compared to 26.2% in fiscal year 2024. The rate increase in fiscal year 2025 was primarily due to a reduction in foreign rate benefits and activity of CIPs for which there is no related tax impact, partially offset by the release of valuation allowances for foreign tax credits and higher federal and state provision to return adjustments in the current year.
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

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2025	2024	2023
for the fiscal years ended September 30,
Operating income	$604.1	$407.6	$1,102.3
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	50.7	47.4	37.5
Acquisition-related retention	162.4	263.6	164.9
Compensation and benefits expense from gains on deferred compensation, net	23.4	50.5	20.3
Other acquisition-related expenses	41.4	97.4	50.2
Amortization of intangible assets	406.5	338.2	341.1
Impairment of intangible assets	226.6	389.2	—
Special termination benefits	69.7	75.8	63.2
Compensation and benefits expense related to minority interests in certain subsidiaries	55.4	43.4	44.3
Adjusted operating income	$1,640.2	$1,713.1	$1,823.8

Total operating revenues	$8,770.7	$8,478.0	$7,849.4
Add (subtract):
Acquisition-related pass through performance fees	(109.4)	(97.5)	(169.7)
Sales and distribution fees	(1,474.7)	(1,381.2)	(1,203.7)
Allocation of investment management fees for sales, distribution and marketing expenses	(536.2)	(481.9)	(409.4)
Elimination of operating revenues upon consolidation of investment products¹	50.7	47.4	37.5
Adjusted operating revenues	$6,701.1	$6,564.8	$6,104.1

Operating margin	6.9%	4.8%	14.0%
Adjusted operating margin	24.5%	26.1%	29.9%

(in millions, except per share data)	2025	2024	2023
for the fiscal years ended September 30,
Net income attributable to Franklin Resources, Inc.	$524.9	$464.8	$882.8
Add (subtract):
Net (income) loss of consolidated investment products¹	7.6	(3.9)	8.0
Acquisition-related retention	162.4	263.6	164.9
Other acquisition-related expenses	61.6	107.0	70.4
Amortization of intangible assets	406.5	338.2	341.1
Impairment of intangible assets	226.6	389.2	—
Special termination benefits	69.7	75.8	63.2
Net gains on deferred compensation plan investments not offset by compensation and benefits expense	(3.3)	(13.9)	(15.5)
Unrealized investment gains	(57.7)	(51.5)	(2.6)
Interest expense for amortization of debt premium	(19.9)	(24.4)	(25.4)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	26.4	3.5	0.1
Net income tax expense of adjustments	(209.0)	(271.7)	(154.8)
Adjusted net income	$1,195.8	$1,276.7	$1,332.2

Diluted earnings per share	$0.91	$0.85	$1.72
Adjusted diluted earnings per share	2.22	2.39	2.60
__________________
1The impact of consolidated investment products is summarized as follows:

(in millions)	2025	2024	2023
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(50.7)	$(47.4)	$(37.5)
Other income, net	11.0	104.5	88.8
Less: income (loss) attributable to noncontrolling interests	(32.1)	53.2	59.3
Net income (loss)	$(7.6)	$3.9	$(8.0)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Operating cash flows	$1,066.1	$971.3	$1,089.2
Investing cash flows	(2,342.7)	(2,423.7)	(3,610.3)
Financing cash flows	452.4	1,415.6	2,106.7
Net cash provided by operating activities increased in fiscal year 2025 primarily due to higher net income adjusted for non-cash items and an increase in accounts payable and accrued expenses, partially offset by higher payments for incentive compensation and income taxes. Net cash used in investing activities decreased as compared to the prior year primarily due to lower net purchases of investments by collateralized loan obligations (“CLOs”) and lower payments of deferred consideration liabilities in the current year offset by net purchases of our investments as compared to net liquidations in the prior year and net impact of an acquisition in the prior year. Net cash provided by financing activities decreased as compared to the prior year primarily due to lower net proceeds on debt of CIPs and net repayment of debt, partially offset by net proceeds from repurchase agreements.

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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2025	2024	2023
Assets
Cash and cash equivalents	$3,050.1	$3,261.1	$3,592.8
Receivables	1,228.6	1,261.6	1,181.7
Investments	1,367.5	1,141.7	1,098.8
Total Liquid Assets	$5,646.2	$5,664.4	$5,873.3

Liability
Debt	$2,362.0	$2,780.3	$3,052.8
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2025 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At September 30, 2025, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,188.5 million. At September 30, 2025, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates from 4.750% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,173.5 million. The $400.0 million 2.850% senior notes due March 2025 were repaid on March 31, 2025 using existing cash and borrowings from our revolving credit facility.
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

On April 30, 2025, we entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a five-year term and $1.1 billion of aggregate available borrowings. As of April 30, 2025, the $300.0 million of borrowings outstanding under our prior credit facility were transferred to the Amended and Restated Credit Agreement. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points and a Term SOFR adjustment of 10 basis points. On September 5, 2025, the Company repaid all of the outstanding $300.0 million borrowings at the principal amount plus accrued interest of $5.5 million. The Amended and Restated Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. We were in compliance with all debt covenants at September 30, 2025.
At September 30, 2025, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
In the ordinary course of business, we enter into contracts or purchase obligations with third parties whereby the third parties provide goods or services to or on behalf of the Company. Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and are recorded as liabilities in the consolidated financial statements when services are provided. At September 30, 2025, we had $972.8 million of purchase obligations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $1.28 per share ($0.32 per share per quarter) in fiscal year 2025, and of $1.24 per share ($0.31 per share per quarter) in fiscal year 2024. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During fiscal years 2025 and 2024, we repurchased 10.7 million and 12.0 million shares of our common stock at a cost of $240.3 million and $274.4 million. In December 2023, our Board of Directors authorized the repurchase of up to an additional 27.2 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date. At September 30, 2025, 19.2 million shares remained available for repurchase under this authorization.
On October 1, 2025, we completed the acquisition of Apera Asset Management for cash consideration of €65.2 million net of closing adjustments funded from existing cash. In addition, we will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on achieving revenue targets.
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

While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. We have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant financial or other support to our sponsored funds during fiscal year 2025 or 2024.
At September 30, 2025, we had $520.8 million of committed capital contributions which relate to commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the consolidated balance sheet.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2025, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,088.1	$—	$—	$—	$—	$3,088.1
Investments
Alternative	—	538.9	711.1	97.3	681.3	2,028.6
Equity	—	358.0	150.7	167.6	272.7	949.0
Fixed Income	—	229.0	20.8	35.7	137.7	423.2
Multi-Asset	—	53.6	11.3	—	128.9	193.8
Total investments	—	1,179.5	893.9	300.6	1,220.6	3,594.6
Total Cash and Cash Equivalents and Investments [2,3]	$3,088.1	$1,179.5	$893.9	$300.6	$1,220.6	$6,682.7
 ______________
1See Note 1 – Significant Accounting Policies and Note 5 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,591.8 million maintained for operational activities, including investments in sponsored funds and other products and $458.5 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $350 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $394 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $455 million of cash and investments related to deferred compensation plans.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
During fiscal year 2025, we identified indicators that the fair value of certain indefinite-lived intangible assets were below their carrying value related to acquired mutual fund investment management contracts triggered by decreased AUM in related products and recognized an impairment of $24.4 million.
We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2025. We performed a qualitative assessment of the valuation of goodwill and the majority of our indefinite-lived intangible assets in which we concluded it was more likely than not that the fair values of the reporting unit and the specific indefinite-lived intangible assets exceed their carrying values. We performed a quantitative test for the indefinite-lived intangible asset related to certain contracts managed by Western Asset and recognized a $200.0 million impairment, primarily due to a decline in expected future growth rates and profit margins in the related AUM based on a shift to lower fee products resulting in lower discounted future cash flows generated from these management contracts. The most relevant assumptions used in the test were the AUM growth rates and the pre-tax profit margins associated with these management contracts. The AUM growth rates used in the analysis ranged from 2.5% to 3.1% over the forecasted period and pre-tax profit margins were between 21.3% and 34.0%. The impairment does not impact our liquidity or capital resources.
We performed a sensitivity analysis over the critical assumptions used in the impairment test. A decrease in the AUM growth rate of 50 basis points would result in an increase in the impairment charge of approximately $21 million. A decrease in the terminal pre-tax profit margin to 30% would increase the impairment charge by approximately $34 million.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual assessment to determine whether circumstances had changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets were more likely than not impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of our impairment assessment as of August 1, 2025. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
Subsequent to August 1, 2025, there were no impairments of goodwill or indefinite-lived assets as no events occurred or circumstances changed that would indicate these assets were more likely than not impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, and expected useful life. We also use a royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. Due to accelerated net outflows in certain Brandywine, Martin Currie, and WAM managed accounts, the Company revised the remaining useful life of the related definite-lived intangible asset, resulting in a cumulative weighted-average remaining useful life of 8.6 years for all definite-lived intangible assets as of September 30, 2025.

During fiscal year 2025, the Company also reclassified certain indefinite-lived intangible assets to definite lived intangible assets and shortened the useful lives of certain definite-lived intangible assets related to trade names, primarily due to the planned retirement of the related brand names and ongoing integration initiatives. The affected assets were evaluated for impairment immediately prior to reclassification and are being amortized prospectively over their revised estimated remaining useful lives. There were no significant impairments of definite-lived intangible assets during fiscal year 2025.
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
As of September 30, 2025, Level 3 assets represented 4% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and $39.3 million transfers out of Level 3 during fiscal year 2025.
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

Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred tax asset, we consider all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute and the effectiveness of prudent and feasible tax planning strategies among other factors. For each tax position taken or expected to be taken in a tax return, we utilize significant judgment related to the range of possible favorable or unfavorable outcomes to determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
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
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2025 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

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
Assuming the respective effective fee rates and asset mix remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees, excluding performance-based investment management fees and asset-based distribution fee revenues. Such a change for the fiscal year ended September 30, 2025 would have resulted in an increase or decrease in operating revenues of $772.7 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in funds that invest in debt securities, which were $2,645.6 million at September 30, 2025. Our exposure to interest rate risks from these investments is mitigated by the low average duration exposure and a broad range of products in various global jurisdictions. We had no exposure to changes in interest rates from debt obligations at September 30, 2025 as all of our outstanding debt was issued at fixed rates. Any borrowings under the Amended and Restated Credit Agreement would bear interest at variable rates.
As of September 30, 2025, we have considered the potential impact of a 100 basis point movement in market interest rates on our investments in funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling, Chinese Yuan and Australian dollar. These assets accounted for 27% of the total cash and cash equivalents and investments at September 30, 2025.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2025 would result in a $118.4 million decrease in accumulated other comprehensive loss and a $0.2 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2025. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $240.1 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$1,179.5	$1,297.5	$1,061.6
Direct investments in CIPs	1,220.6	1,342.7	1,098.5
Total	$2,400.1	$2,640.2	$2,160.1

Item 8.    Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2025, 2024 and 2023.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 13 to the consolidated financial statements, the Company had gross deferred tax assets of $1,097.2 million as of September 30, 2025, reduced by a $297.1 million valuation allowance. Management recorded a valuation allowance to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, management considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the realizability of deferred tax assets and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the realizability of deferred tax assets and management’s assessment of the timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over the completeness and accuracy of data relevant to the analysis, determination of projected sources of taxable income and expected utilization of deferred tax assets. These procedures also included, among others, (i) evaluating management’s assessment of the realizability of deferred tax assets and the need for a valuation allowance, (ii) evaluating the positive and negative evidence to support the prudence and feasibility of the implementation of available tax planning strategies related to timing of expiration, projected sources of taxable income, limitations on utilization under the statute and effectiveness of prudent and feasible tax planning strategies, and (iii) testing the completeness and accuracy of the underlying data used in management’s assessment of the realizability of deferred tax assets.
Valuation of the Indefinite-Lived Intangible Asset Associated with the Management Contracts Managed by Western Asset Management
As described in Notes 1 and 8 to the consolidated financial statements, the carrying value of the indefinite-lived intangible asset associated with the management contracts managed by Western Asset Management (WAM) was $450.0 million, net of an impairment of $200.0 million recognized during 2025. Indefinite-lived intangible assets are tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying value. The fair value of the indefinite-lived intangible asset was based on the net present value (NPV) of estimated future cash flows attributable to the management contracts, which include significant assumptions about the assets under management (AUM) growth rate, pre-tax profit margin, discount rate, average effective fee rate and effective tax rate.

The principal considerations for our determination that performing procedures relating to the valuation of the indefinite-lived intangible asset associated with the management contracts managed by WAM is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible asset associated with the management contracts managed by WAM; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the AUM growth rate, pre-tax profit margin, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the indefinite-lived intangible asset associated with the management contracts managed by WAM, including controls over development of the AUM growth rate, pre-tax profit margin, and discount rate assumptions. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the indefinite-lived intangible asset associated with the management contracts managed by WAM, (ii) testing the completeness, accuracy, relevance and reliability of certain underlying data used in the NPV method, and (iii) evaluating the reasonableness of management’s significant assumption related to the AUM growth rate and pre-tax profit margin by considering industry knowledge and data, current and past performance of the management contracts managed by WAM, and consistency with evidence obtained in other areas of the audit; and (iv) involving professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the NPV method and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 10, 2025
We have served as the Company’s auditor since 1974.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2025	2024	2023
Operating Revenues
Investment management fees	$6,981.8	$6,822.2	$6,452.9
Sales and distribution fees	1,474.7	1,381.0	1,203.7
Shareholder servicing fees	264.5	229.3	152.7
Other	49.7	45.5	40.1
Total operating revenues	8,770.7	8,478.0	7,849.4
Operating Expenses
Compensation and benefits	3,818.2	3,831.1	3,494.0
Sales, distribution and marketing	2,010.9	1,863.1	1,613.1
Information systems and technology	643.6	620.1	505.0
Occupancy	286.3	325.4	228.9
Amortization of intangible assets	406.5	338.2	341.1
Impairment of intangible assets	226.6	389.2	—
General, administrative and other	774.5	703.3	565.0
Total operating expenses	8,166.6	8,070.4	6,747.1
Operating Income	604.1	407.6	1,102.3
Other Income (Expenses)
Investment and other income, net	212.8	395.5	262.3
Interest expense	(94.9)	(97.2)	(123.7)
Investment and other income of consolidated investment products, net	108.4	149.9	115.8
Expenses of consolidated investment products	(43.6)	(32.6)	(18.7)
Other income, net	182.7	415.6	235.7
Income before taxes	786.8	823.2	1,338.0
Taxes on income	237.9	215.3	312.3
Net income	548.9	607.9	1,025.7
Less: net income (loss) attributable to
Redeemable noncontrolling interests	(52.7)	127.9	135.5
Nonredeemable noncontrolling interests	76.7	15.2	7.4
Net Income Attributable to Franklin Resources, Inc.	$524.9	$464.8	$882.8

Earnings per Share
Basic	$0.91	$0.85	$1.72
Diluted	0.91	0.85	1.72
.

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Net Income	$548.9	$607.9	$1,025.7
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(18.4)	89.8	112.8
Net unrealized gains (losses) on defined benefit plans, net of tax	(9.3)	0.1	(1.3)
Net unrealized gains (losses) on investments, net of tax	0.1	(0.1)	0.2
Total other comprehensive income (loss)	(27.6)	89.8	111.7
Total comprehensive income	521.3	697.7	1,137.4
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(52.7)	127.9	135.5
Nonredeemable noncontrolling interests	76.7	15.2	7.4
Comprehensive Income Attributable to Franklin Resources, Inc.	$497.3	$554.6	$994.5

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2025	2024
Assets
Cash and cash equivalents	$3,088.1	$3,309.5
Receivables	1,541.7	1,479.1
Investments (including $1,179.5 and $838.0 at fair value at September 30, 2025 and 2024)	2,374.0	2,338.4
Assets of consolidated investment products
Cash and cash equivalents	485.8	1,099.4
Investments, at fair value	12,278.8	11,034.9
Property and equipment, net	949.1	946.4
Goodwill	6,206.0	6,211.4
Intangible assets, net	4,166.0	4,802.1
Operating lease right-of-use assets	764.3	823.3
Other	514.5	420.0
Total Assets	$32,368.3	$32,464.5

Liabilities
Compensation and benefits	$1,760.3	$1,801.3
Accounts payable and accrued expenses	615.4	551.5
Income taxes	207.5	406.4
Debt	2,362.0	2,780.3
Liabilities of consolidated investment products
Accounts payable and accrued expenses	1,063.0	861.3
Debt	9,937.3	9,341.5
Deferred tax liabilities	261.6	284.9
Operating lease liabilities	1,000.6	965.1
Other	971.8	907.4
Total liabilities	18,179.5	17,899.7
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	1,182.0	1,321.8
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 520,951,796 and 523,596,548 shares issued and outstanding at September 30, 2025 and 2024	52.1	52.4
Capital in excess of par	956.8	947.6
Retained earnings	11,516.0	11,927.6
Accumulated other comprehensive loss	(447.1)	(419.5)
Total Franklin Resources, Inc. stockholders’ equity	12,077.8	12,508.1
Nonredeemable noncontrolling interests	929.0	734.9
Total stockholders’ equity	13,006.8	13,243.0
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$32,368.3	$32,464.5
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2025, 2024 and 2023	Shares	Amount
Balance at October 1, 2022	499.6	$50.0	$—	$12,045.6	$(621.0)	$11,474.6	$824.3	$12,298.9
Net income				882.8		882.8	7.4	890.2
Other comprehensive income					111.7	111.7		111.7
Dividends declared on common stock ($1.20 per share)				(611.4)		(611.4)		(611.4)
Repurchase of common stock	(9.6)	(1.0)	(205.5)	(49.8)		(256.3)		(256.3)
Issuance of common stock	5.9	0.6	214.5			215.1		215.1
Stock-based compensation			(9.0)			(9.0)		(9.0)
Net subscriptions and other				—		—	159.8	159.8
Net deconsolidation of investment products							(360.6)	(360.6)
Adjustment to fair value of redeemable noncontrolling interests				109.4		109.4		109.4
Balance at September 30, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income				464.8		464.8	15.2	480.0
Other comprehensive income					89.8	89.8		89.8
Dividends declared on common stock ($1.24 per share)				(670.1)		(670.1)		(670.1)
Repurchase of common stock	(12.0)	(1.2)	(281.2)	8.0		(274.4)		(274.4)
Issuance of common stock	8.1	0.8	230.8			231.6		231.6
Stock-based compensation			61.1			61.1		61.1
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other				—		—	108.7	108.7
Net deconsolidation of investment products							(45.7)	(45.7)
Adjustment to fair value of redeemable noncontrolling interests				(251.7)		(251.7)		(251.7)
Balance at September 30, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				524.9		524.9	76.7	601.6
Other comprehensive loss					(27.6)	(27.6)		(27.6)
Dividends declared on common stock ($1.28 per share)				(688.4)		(688.4)		(688.4)
Repurchase of common stock	(10.7)	(1.1)	(239.2)	—		(240.3)		(240.3)
Issuance of common stock	8.1	0.8	242.0			242.8		242.8
Stock-based compensation			6.4			6.4		6.4
Net subscriptions and other				—		—	99.4	99.4
Net consolidation of investment products							18.0	18.0
Adjustment to fair value of redeemable noncontrolling interests				(248.1)		(248.1)		(248.1)
Balance at September 30, 2025	521.0	$52.1	$956.8	$11,516.0	$(447.1)	$12,077.8	$929.0	$13,006.8
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Net Income	$548.9	$607.9	$1,025.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	214.8	246.1	182.6
Amortization of deferred sales commissions	79.8	62.0	50.0
Depreciation and other amortization	125.3	116.5	104.3
Amortization of intangible assets	406.5	338.2	341.1
Impairment of intangible asset	226.6	389.2	—
Net losses (gains) on investments	37.6	(57.6)	(39.5)
Income from investments in equity method investees	(78.0)	(137.5)	(45.4)
Net (gains) losses on investments of consolidated investment products	(4.1)	24.9	120.4
Net purchase of investments by consolidated investment products	(369.4)	(520.2)	(829.4)
Deferred income taxes	(47.2)	(124.6)	41.5
Other	174.4	172.2	73.2
Changes in operating assets and liabilities:
Increase in receivables and other assets	(128.7)	(111.8)	(63.2)
Decrease in investments, net	19.0	9.4	2.8
Increase (decrease) in accrued compensation and benefits	(32.9)	86.5	128.9
Decrease in income taxes payable	(181.5)	(93.4)	(1.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	90.0	3.9	(4.5)
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	(15.0)	(40.4)	1.8
Net cash provided by operating activities	1,066.1	971.3	1,089.2
Purchase of investments	(1,037.2)	(1,127.7)	(757.8)
Liquidation of investments	776.2	1,406.8	608.6
Purchase of investments by consolidated collateralized loan obligations	(6,538.9)	(6,310.0)	(4,364.1)
Liquidation of investments by consolidated collateralized loan obligations	4,918.6	4,250.7	1,834.1
Additions of property and equipment, net	(154.5)	(177.1)	(148.8)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	—	175.1	(500.5)
Payments of contingent consideration asset	—	—	9.8
Payments of deferred consideration liability	(90.5)	(534.9)	(241.8)
Net deconsolidation of investment products	(216.4)	(106.6)	(49.8)
Net cash used in investing activities	(2,342.7)	(2,423.7)	(3,610.3)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Issuance of common stock	$24.1	$20.8	$23.3
Dividends paid on common stock	(683.7)	(656.4)	(607.3)
Repurchase of common stock	(240.3)	(274.4)	(256.3)
Proceeds from repurchase agreement	144.7	5.3	174.8
Payments on repurchase agreement	(61.8)	(81.1)	—
Proceeds from debt	300.0	—	—
Payments on debt	(700.0)	(250.0)	(300.0)
Proceeds from debt of consolidated investment products	6,029.7	4,346.7	3,539.9
Payments on debt by consolidated investment products	(4,800.6)	(1,912.9)	(1,105.0)
Payments on contingent consideration liabilities	(6.8)	(22.8)	(7.6)
Noncontrolling interests	447.1	240.4	644.9
Net cash provided by financing activities	452.4	1,415.6	2,106.7
Effect of exchange rate changes on cash and cash equivalents	(10.8)	43.3	34.3
Increase (decrease) in cash and cash equivalents	(835.0)	6.5	(380.1)
Cash and cash equivalents, beginning of year	4,408.9	4,402.4	4,782.5
Cash and Cash Equivalents, End of Year	$3,573.9	$4,408.9	$4,402.4

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$465.4	$435.7	$233.2
Cash paid for interest	106.6	113.4	121.9
Cash paid for interest by consolidated investment products	753.2	694.2	379.2
Non-cash purchase of investments	68.4	—	—

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
Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred tax asset, the Company considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute and the effectiveness of prudent and feasible tax planning strategies among other factors. For each tax position taken or expected to be taken in a tax return, the Company utilizes significant judgment related to the range of possible favorable or unfavorable outcomes to determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest on tax matters is recognized in interest expense. Penalties are recognized in other operating expenses.
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
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2024, the Company adopted the amendment issued by the Financial Accounting Standards Board (“FASB”) for segment reporting. The amendment requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker by reportable segment and clarifies that single reportable segment entities are required to apply all existing segment disclosures in the guidance. The adoption of this amendment resulted in additional disclosures. See Note 18 – Segment and Geographic Information.
Accounting Guidance Not Yet Adopted
In December 2023, the FASB issued an amendment to the existing income taxes guidance. The amendment requires the disclosure of additional information with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. The amendment allows for either a prospective or retrospective approach on adoption and is effective for the Company on October 1, 2025. The Company will elect the prospective approach and include the relevant disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2026.

In December 2023, the FASB issued an amendment to the existing intangible assets guidance. The amendment requires eligible crypto assets to be measured at fair value, with changes recognized in net income, along with expanded disclosures. The amendment is effective for the Company on October 1, 2025, and requires a modified-retrospective transition approach. The Company will recognize a cumulative effective adjustment of approximately $26 million through retained earnings at adoption.
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
In September 2025, the FASB issued an amendment to the existing internal-use software guidance. The amendment eliminates the project stage model and clarifies that capitalization of internal-use software costs commences when management has authorized and committed funding for the project and it is probable that software will be completed and used for its intended function. The amendment allows for varying transition approaches and is effective for the Company on October 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the guidance and has not yet determined its transition approach.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2025	2024	2023
Net income attributable to Franklin Resources, Inc.	$524.9	$464.8	$882.8
Less: allocation of earnings to participating nonvested stock and stock unit awards	53.2	32.6	37.7
Net Income Available to Common Stockholders	$471.7	$432.2	$845.1

Weighted-average shares outstanding – basic	516.7	509.5	490.0
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.8	0.8
Weighted-Average Shares Outstanding – Diluted	517.4	510.3	490.8

Earnings per Share
Basic	$0.91	$0.85	$1.72
Diluted	0.91	0.85	1.72
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were not significant for the fiscal year ended September 30, 2025 (“fiscal year 2025”), the fiscal year ended September 30, 2024 (“fiscal year 2024”) and fiscal year 2023.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2025
Investment management fees	$5,292.3	$894.4	$302.3	$214.8	$278.0	$6,981.8
Sales and distribution fees	1,042.2	370.0	22.7	38.9	0.9	1,474.7
Shareholder servicing fees	231.3	31.2	1.7	0.3	—	264.5
Other	48.4	0.1	1.1	—	0.1	49.7
Total	$6,614.2	$1,295.7	$327.8	$254.0	$279.0	$8,770.7

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2024
Investment management fees	$5,142.8	$862.3	$283.8	$228.1	$305.2	$6,822.2
Sales and distribution fees	979.2	342.8	19.2	39.8	—	1,381.0
Shareholder servicing fees	195.3	31.7	2.2	0.1	—	229.3
Other	40.5	0.7	3.7	—	0.6	45.5
Total	$6,357.8	$1,237.5	$308.9	$268.0	$305.8	$8,478.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2023
Investment management fees	$4,877.1	$803.9	$285.6	$216.2	$270.1	$6,452.9
Sales and distribution fees	847.3	296.0	19.8	40.6	—	1,203.7
Shareholder servicing fees	118.7	31.5	2.2	0.3	—	152.7
Other	37.7	0.8	1.2	—	0.4	40.1
Total	$5,880.8	$1,132.2	$308.8	$257.1	$270.5	$7,849.4
Operating revenues are attributed to geographic areas based on the jurisdiction of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold and domicile of the fund vehicle or client.
Revenues earned from sponsored funds were 84%, 82% and 82% of the Company’s total operating revenues for the fiscal years 2025, 2024 and 2023.

Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2025	2024
Investments, at fair value
Sponsored funds and separate accounts	$809.6	$509.1
Investments related to long-term incentive plans	288.1	271.6
Other equity and debt investments	81.8	57.3
Total investments, at fair value	1,179.5	838.0
Investments in equity method investees	893.9	1,219.7
Other investments	300.6	280.7
Total	$2,374.0	$2,338.4
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of September 30, 2025 and 2024, other liabilities includes repurchase agreements of $200.5 million and $111.4 million with investments of $206.4 million and $121.7 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2039.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$463.9	$305.2	$2.2	$38.3	$809.6
Investments related to long-term incentive plans	253.4	3.3	—	31.4	288.1
Other equity and debt investments	12.4	9.4	1.8	29.2	52.8
Total Assets Measured at Fair Value	$729.7	$317.9	$4.0	$98.9	$1,150.5

Liabilities
Securities sold short	$193.7	$—	$—	$—	$193.7
Contingent consideration liabilities	—	—	20.4	—	20.4
Total Liabilities Measured at Fair Value	$193.7	$—	$20.4	$—	$214.1
As of September 30, 2025, there were $29.0 million of other investments which were adjusted to fair value on a nonrecurring basis and excluded from the table above.

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

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity, private real estate funds and alternatives. These investments were as follows:

(in millions)
as of September 30,	2025	2024
Nonredeemable investments[1]
Investments with known liquidation periods	$19.7	$32.4
Investments with unknown liquidation periods	15.2	16.1

Redeemable investments[2]	64.0	60.3

Unfunded commitments	13.3	14.0
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.2 years and 1.9 years at September 30, 2025 and 2024.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2025		2024
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents	1	$3,088.1	$3,088.1	$3,309.5	$3,309.5
Other investments
Time deposits	2	9.2	9.2	9.8	9.8
Equity securities	3	291.4	291.4	270.9	270.9

Financial Liability
Debt	2	$2,362.0	$1,970.9	$2,780.3	$2,387.0
Note 7 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2025	2024
Buildings and leasehold improvements	$1,096.4	$1,064.3	5-35
Software	419.9	426.6	3-10
Equipment and furniture	297.6	337.9	3-10
Land	80.0	79.3	N/A
Total cost	1,893.9	1,908.1
Less: accumulated depreciation and amortization	(944.8)	(961.7)
Property and Equipment, Net	$949.1	$946.4
Depreciation and amortization expense related to property and equipment was $141.4 million, $129.9 million and $108.2 million in fiscal years 2025, 2024 and 2023. The Company recognized no impairment of property and equipment in fiscal years 2025, 2024 and 2023.

Note 8 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2025	2024
Goodwill	$6,206.0	$6,211.4
Indefinite-lived intangible assets	3,400.3	3,851.5
Definite-lived intangible assets, net	765.7	950.6
Goodwill and Other Intangible Assets, Net	$10,372.0	$11,013.5
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024
Balance at beginning of year	$6,211.4	$6,003.8
Acquisitions	—	189.8
Purchase price allocation adjustment	—	4.7
Foreign exchange revaluation	(5.4)	13.1
Balance at End of Year	$6,206.0	$6,211.4
During fiscal years 2025 and 2024, no impairment of goodwill was recognized.
The Company recognized an impairment of an indefinite-lived intangible asset of $200.0 million during fiscal year 2025 related to certain contracts managed by Western Asset Management Company (“WAM”) primarily due to a decline in expected future growth rates and profit margins in the related AUM based on a shift to lower fee products resulting in lower discounted future cash flows generated from these management contracts. The impairment reduced the carrying value of this asset to $450.0 million. The Company also recognized impairment charges of $24.4 million related to certain other indefinite-lived intangible assets related to management contracts during fiscal year 2025. The Company recognized an impairment of $389.2 million of an indefinite-lived intangible asset related to WAM management contracts during fiscal year 2024.
During fiscal year 2025, the Company reclassified $223.9 million of certain indefinite-lived intangible assets related to management contracts to definite lived intangible assets, including $125.0 million related to WAM management contracts, and shortened the useful lives of certain trade name definite-lived intangible assets, primarily due to the planned retirement of the related brand names, lower expected future growth rates, and ongoing integration initiatives. Prior to the reclassifications, the Company tested the indefinite-lived intangible assets for impairment and concluded that the carrying value of these assets was not less than the estimated fair value.
Definite-lived intangible assets were as follows:

	2025			2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$1,255.3	$(709.3)	$546.0	$1,758.8	$(1,061.8)	$697.0
Trade names	286.2	(66.5)	219.7	367.8	(115.9)	251.9
Developed software	—	—	—	14.4	(12.7)	1.7
Total	$1,541.5	$(775.8)	$765.7	$2,141.0	$(1,190.4)	$950.6
The Company recognized an insignificant impairment of a definite-lived intangible asset during fiscal year 2025. No impairment of definite-lived intangible assets was recognized during fiscal year 2024.

Definite-lived intangible assets had a weighted-average remaining useful life of 8.6 years at September 30, 2025, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2026	$189.4
2027	136.8
2028	85.5
2029	42.1
2030	41.5
Thereafter	270.4
Total	$765.7
Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 10 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2025	Effective Interest Rate	2024	Effective Interest Rate
as of September 30,
Debt of Franklin Resources, Inc.
$400 million 2.850% senior notes due March 2025	$—	N/A	$400.0	2.97%
$850 million 1.600% senior notes due October 2030	847.9	1.74%	847.5	1.74%
$350 million 2.950% senior notes due August 2051	348.1	3.00%	348.0	3.00%
Total debt of Franklin Resources, Inc.	1,196.0		1,595.5
Debt of Legg Mason (a subsidiary of Franklin)
$450 million 4.750% senior notes due March 2026	456.1	1.80%	469.5	1.80%
$550 million 5.625% senior notes due January 2044	717.4	3.38%	723.9	3.38%
Total debt of Legg Mason	1,173.5		1,193.4
Debt issuance costs	(7.5)		(8.6)
Total	$2,362.0		$2,780.3

On March 31, 2025, the Company repaid all of the outstanding $400.0 million 2.850% senior notes due March 2025 issued by Franklin Resources, Inc. at the principal amount plus accrued and unpaid interest of $5.7 million.
On April 30, 2025, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a five-year term and $1.1 billion of aggregate available borrowings. As of April 30, 2025, the $300.0 million of borrowings outstanding under the Company’s prior credit facility were transferred to the Amended and Restated Credit Agreement. On September 5, 2025, the Company repaid all of the outstanding $300.0 million borrowings at the principal amount plus accrued interest of $5.5 million.
At September 30, 2025, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
At September 30, 2025, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2025, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates with interest payable semi-annually. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason.

The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to another entity. The Amended and Restated Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. The Company was in compliance with all covenants at September 30, 2025.
Note 10 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2025	2024
Assets
Cash and cash equivalents	$485.8	$1,099.4
Receivables	313.1	217.5
Investments, at fair value	12,278.8	11,034.9
Total Assets	$13,077.7	$12,351.8

Liabilities
Accounts payable and accrued expenses	$1,063.0	$861.3
Debt	9,937.3	9,341.5
Other liabilities	17.5	39.9
Total liabilities	11,017.8	10,242.7
Redeemable Noncontrolling Interests	289.6	687.8
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,220.6	1,080.9
Nonredeemable noncontrolling interests	549.7	340.4
Total stockholders’ equity	1,770.3	1,421.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$13,077.7	$12,351.8
The consolidation of CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2025, 2024 and 2023.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Cash and cash equivalents of CLOs	$472.1	$—	$—	$—	$472.1
Receivables of CLOs	—	113.0	—	—	113.0
Investments
Equity and debt securities	393.2	731.5	601.0	189.1	1,914.8
Loans	—	10,354.1	9.9	—	10,364.0
Total Assets Measured at Fair Value	$865.3	$11,198.6	$610.9	$189.1	$12,863.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2024
Assets
Cash and cash equivalents of CLOs	$764.3	$—	$—	$—	$764.3
Receivables of CLOs	—	149.6	—	—	149.6
Investments
Equity and debt securities	229.7	889.4	550.1	187.1	1,856.3
Loans	—	9,178.1	0.5	—	9,178.6
Total Assets Measured at Fair Value	$994.0	$10,217.1	$550.6	$187.1	$11,948.8
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable private debt and equity funds, a redeemable global hedge fund and a redeemable U.S. equity fund. These investments were as follows:

(in millions)
as of September 30,	2025	2024
Nonredeemable investments[1]
Investments with unknown liquidation periods	$114.7	$49.0

Redeemable investments[2]	74.4	138.1

Unfunded commitments[3]	14.0	42.8
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $5.3 million and $9.9 million based on its ownership percentage in the CIPs, at September 30, 2025 and 2024.

Changes in Level 3 assets of equity and debt securities were as follows:

(in millions)
as of September 30,	2025	2024
Balance at beginning of year	$550.1	$584.9
Acquisition	—	29.6
Gains (losses) included in investment and other income of consolidated investment products, net	50.5	(80.4)
Purchases	60.9	57.2
Sales	(33.6)	(29.8)
Net consolidations (deconsolidations)	12.2	(12.5)
Transfers into Level 3	0.2	1.1
Transfers out of Level 3	(39.3)	—
Balance at End of Year	$601.0	$550.1
Change in unrealized gains (losses) included in net income relating to assets held at end of year	$23.0	$(50.9)
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$302.0	Market pricing	Private sale pricing	$0.27–$2,120.00 ($176.53) per share
			Discount for lack of marketability	5.0%–75.0% (23.9%)
	225.9	Market comparable companies	Enterprise value/ Revenue multiple	1.4–21.0 (9.5)
			Discount for lack of marketability	6.0%–11.0% (8.5%)
	54.4	Discounted cash flow	Discount rate	6.5%–13.0% (6.8%)
	18.7	Option pricing model	Volatility	34.0%–60.9% (38.2%)
			Discount for lack of marketability	9.1%–13.5% (9.4%)

(in millions)
as of September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$291.6	Market comparable companies	Enterprise value/ Revenue multiple	1.2–22.8 (10.9)
			Discount for lack of marketability	0.1%–10.4% (8.1%)
	214.5	Market pricing	Private sale pricing	$0.01–$1,000.00 ($73.04) per share
			Discount for lack of marketability	9.8%–17.5% (11.5%)
	44.0	Discounted cash flow	Discount rate	6.8%
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

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2025		2024
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$13.7	$13.7	$335.1	$335.1
Financial Liabilities
Debt of CLOs[1]	2 or 3	9,937.3	9,786.0	9,341.5	9,167.3
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $9,937.3 million and $9,341.5 million at September 30, 2025 and September 30, 2024. The debt had fixed and floating interest rates ranging from 2.39% to 12.26% with a weighted-average effective interest rate of 6.00% at September 30, 2025, and from 2.39% to 13.73% with a weighted-average effective interest rate of 7.36% at September 30, 2024. The floating rates were based on the Secured Overnight Financing Rate and Euro Interbank Offered Rate.
The contractual maturities for debt of CLOs at September 30, 2025 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2026	$476.1
2027	83.8
2028	—
2029	—
2030	—
Thereafter	9,377.4
Total	$9,937.3
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2025	2024
Unpaid principal balance	$10,641.0	$9,371.9
Difference between unpaid principal balance and fair value	(43.3)	(19.8)
Fair Value	$10,597.7	$9,352.1
Investments 90 days or more past due were immaterial at September 30, 2025 and September 30, 2024.
During fiscal years 2025 and 2024, the Company recognized $48.6 million and $59.7 million of net gains related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $9,958.6 million and $9,282.8 million at September 30, 2025 and 2024.

Note 11 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30, 2025, 2024 and 2023	CIPs	Minority Interests	Total

Balance at October 1, 2022	$942.2	$583.6	$1,525.8
Net income	77.4	58.1	135.5
Net subscriptions (distributions) and other	605.5	(86.3)	519.2
Net deconsolidations	(1,045.0)	—	(1,045.0)
Adjustment to fair value	—	(109.4)	(109.4)
Balance at September 30, 2023	$580.1	$446.0	$1,026.1
Net income	80.2	47.7	127.9
Net subscriptions (distributions) and other	213.4	(111.4)	102.0
Net deconsolidations	(206.1)	—	(206.1)
Acquisition	20.2	—	20.2
Adjustment to fair value	—	251.7	251.7
Balance at September 30, 2024	$687.8	$634.0	$1,321.8
Net income (loss)	(94.9)	42.2	(52.7)
Net subscriptions (distributions) and other	317.5	(31.9)	285.6
Net deconsolidations	(620.8)	—	(620.8)
Adjustment to fair value	—	248.1	248.1
Balance at September 30, 2025	$289.6	$892.4	$1,182.0
Note 12 – Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)
as of September 30,	2025	2024
Investments	$1,274.5	$1,074.4
Receivables	225.1	226.0
Total	$1,499.6	$1,300.4
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide financial or other support to its sponsored funds assessed as VIEs during fiscal years 2025 and 2024.

Note 13 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Current expense
Federal	$140.6	$212.0	$148.1
State	51.5	54.0	55.6
Non-U.S.	93.0	73.9	67.1
Deferred (benefit) expense	(47.2)	(124.6)	41.5
Total	$237.9	$215.3	$312.3
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
U.S.	$538.2	$286.3	$819.2
Non-U.S. and other[1]	248.6	536.9	518.8
Total	$786.8	$823.2	$1,338.0
_______________
1    Other includes income (loss) from consolidated investment products and amounts not subject to tax.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2025	2024
Deferred Tax Assets
Capitalized mixed service costs	$127.5	$162.6
Net operating loss and state credit carry-forwards	328.3	325.8
Deferred compensation and benefits	209.3	210.5
Foreign tax credit carry-forwards	70.4	81.6
Operating lease liability	199.1	186.4
Debt premium	43.7	48.6
Other	118.9	116.1
Total deferred tax assets	1,097.2	1,131.6
Valuation allowance	(297.1)	(290.5)
Deferred tax assets, net of valuation allowance	800.1	841.1
Deferred Tax Liabilities
Goodwill and other purchased intangibles	697.7	800.8
Right of use asset	151.0	160.3
Other	129.7	88.8
Total deferred tax liabilities	978.4	1,049.9
Net Deferred Tax Liability	$178.3	$208.8

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2025	2024
Other assets	$83.3	$76.1
Deferred tax liabilities	261.6	284.9
Net Deferred Tax Liability	$178.3	$208.8
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
At September 30, 2025, there were $121.4 million of non-U.S. tax effected net operating loss and capital loss carry-forwards which expire between fiscal years 2026 and 2045. In addition, there were $118.3 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2026 and 2044, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $9.5 million, the majority of which will carry-forward indefinitely and $70.4 million of foreign tax credit carry-forwards that expire between fiscal years 2026 and 2029.
The valuation allowance increased $6.6 million in fiscal year 2025, primarily related to non-U.S. net operating loss utilization. At September 30, 2025, the valuation allowance of $297.1 million was related to $172.3 million for federal, state, and foreign net operating loss carry-forwards, $52.3 million due to uncertainty of realizing the benefit of foreign tax credits, $45.0 million for capital losses, and $27.5 million for other state deferred taxes.

A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income is as follows:

(in millions)
for the fiscal years ended September 30,	2025		2024		2023
Federal taxes at statutory rate	$165.2	21.0%	$172.9	21.0%	$281.0	21.0%
State taxes, net of federal tax effect	25.5	3.2%	42.8	5.2%	71.3	5.3%
Tax reserve (release) for audit settlements, net of valuation allowance	(4.8)	(0.6%)	0.5	0.1%	(11.4)	(0.9%)
Effect of net income attributable to noncontrolling interests	(5.0)	(0.6%)	(29.7)	(3.6%)	(22.0)	(1.6%)
Effect of non-U.S. operations	44.5	5.7%	4.0	0.5%	(14.7)	(1.1%)
Capital loss on investments, net of valuation allowance	7.5	1.0%	7.4	0.9%	(8.8)	(0.7%)
Foreign tax credit valuation allowance release	(12.6)	(1.6)%	5.1	0.6%	7.2	0.5%
Other	17.6	2.2%	12.3	1.5%	9.7	0.8%
Tax Provision	$237.9	30.2%	$215.3	26.2%	$312.3	23.3%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Balance at beginning of year	$133.5	$138.8	$168.7
Additions for tax positions of prior years	2.5	1.2	6.1
Reductions for tax positions of prior years	(1.2)	(4.9)	(14.9)
Tax positions related to the current year	11.1	12.1	13.3
Settlements with taxing authorities	(17.5)	(6.6)	(19.9)
Expirations of statute of limitations	(16.5)	(7.1)	(14.5)
Balance at End of Year	$111.9	$133.5	$138.8
If recognized, $111.2 million for 2025, $132.8 million for 2024 and $132.2 million for 2023 would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2025 and 2024 was $25.8 million and $23.7 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2025 and 2024 were $1.7 million and $1.6 million.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 to 2025; Brazil 2020 to 2025; Luxembourg 2019 to 2025; U.K. 2021 to 2025; U.S. federal 2020 and 2022 to 2025; the City of New York 2019 to 2025; and States of California, Florida, Massachusetts and New York 2020 to 2025.
The Company has ongoing litigation and examinations in various stages, including in the States of California and City of New York, and in Brazil, India and Italy. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2025 could decrease by an estimated $12.0 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.

The Tax Cuts and Jobs Act which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The remaining payment for the Company’s federal portion of the transition tax liability of $231.6 million will be made in fiscal year 2026.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. While the Company is in the process of evaluating the impact of the Act on its consolidated financial statements, it does not expect there to be any material impact thereon.
Note 14 – Leases
Lessee Arrangements
Lease expense was as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Operating lease cost	$137.3	$188.3	$124.1
Variable lease cost	11.2	10.3	5.8
Finance lease cost	1.0	0.8	0.6
Less: sublease income	(4.3)	(13.1)	(25.0)
Total lease expense	$145.2	$186.3	$105.5

Supplemental cash flow information related to leases was as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$45.1	$109.6	$125.6
ROU assets obtained in exchange for new/modified operating lease liabilities	31.2	448.9	45.4
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities were as follows:

(in millions)
as of September 30,	2025	2024
Weighted-average remaining lease term	11.1 years	11.4 years
Weighted-average discount rate	5.2%	5.0%
The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2026	$143.1
2027	137.0
2028	125.3
2029	117.6
2030	108.7
Thereafter	723.7
Total lease payments	1,355.4
Less: interest	(354.8)
Operating lease liabilities	$1,000.6

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
The maturities of lease payments due to the Company as of September 30, 2025 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2026	$6.6	$50.5
2027	10.5	44.1
2028	10.3	31.0
2029	10.2	31.4
2030	10.3	30.0
Thereafter	15.6	35.8
Total	$63.5	$222.8
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
Western Asset Management Investigations and Litigation. As previously disclosed, the Company launched an internal investigation into certain trade allocations of treasury derivatives in select WAM managed accounts. WAM received notification of parallel investigations by the SEC and the U.S. Department of Justice (“DOJ”). WAM also received notice of an investigation into these trading activities by the CFTC. On June 30, 2025, the CFTC informed WAM that it closed its investigation. The SEC and DOJ investigations remain ongoing. The Company and WAM have fully cooperated, and will continue to fully cooperate with the SEC and DOJ investigations. Ken Leech, the former co-Chief Investment Officer of WAM, received a “Wells Notice” from the staff of the SEC in August 2024, and was placed on administrative leave at that time. Mr. Leech retired and is no longer with the Company, as previously disclosed. On November 25, 2024, the SEC filed a complaint in the United States District Court for the Southern District of New York against Mr. Leech alleging violations of certain laws related to trade allocations. Concurrently, the DOJ filed an indictment with the United States District Court for the Southern District of New York against Mr. Leech for similar allegations and for false statements made to the SEC.
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
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2025 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of September 30, 2025.
Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2025, the Company had $520.8 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Stock and stock unit awards	$207.9	$240.3	$174.7
Phantom unit awards	11.8	13.8	33.2
Employee stock investment plan	6.9	5.8	7.9
Total	$226.6	$259.9	$215.8
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In February 2024, the Company’s stockholders approved an amendment and restatement of the USIP increasing the number of shares authorized by 25.0 million shares to a total of 165.0 million shares. There are 23.0 million shares authorized under the EIP. At September 30, 2025, 17.6 million shares and 16.9 million shares were available for grant under the USIP and EIP.

Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive the underlying shares of common stock once the awards vest. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2025
Nonvested balance at beginning of year	16,594	3,314	19,908	$24.03
Granted	8,553	169	8,722	20.97
Vested	(9,491)	(166)	(9,657)	23.74
Forfeited/canceled	(697)	(2,964)	(3,661)	22.60
Nonvested Balance at End of Year	14,959	353	15,312	$22.81
Total unrecognized compensation expense related to nonvested stock unit awards was $176.2 million at September 30, 2025. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The weighted-average grant-date fair values of stock and stock unit awards granted during fiscal years 2025, 2024 and 2023 were $20.97, $25.60 and $22.74 per share. The total fair value of stock and stock unit awards vested during the same periods was $234.3 million, $180.4 million and $210.4 million.
The Company may repurchase shares in connection with vesting of stock and stock unit awards. Also, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. A total of 1.4 million shares were issued under the ESIP during fiscal year 2025, and 0.3 million shares were reserved for future issuance at September 30, 2025.
Note 17 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company makes a matching contribution equal to 85% of eligible compensation contributed by participants. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $104.7 million, $102.3 million and $93.0 million for fiscal years 2025, 2024 and 2023.

Note 18 – Segment and Geographic Information
The Company has one operating segment, which provides investment management and related services.
The chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, assesses the performance of the business and allocates resources primarily based on consolidated net income attributable to Franklin Resources, Inc. This measure is used to support decision making activities and assess the performance of the operating segment.
The CODM regularly reviews the significant segment expenses categories that are presented on the Company’s consolidated statements of income. Total assets on the consolidated balance sheets is the measure of segment assets.
See Note 4 – Revenues for total operating revenues disaggregated by geographic location.
See below for the long-lived assets disaggregated by geographic location.

(in millions)
as of September 30,	2025	2024
Property and Equipment, Net
United States	$764.1	$758.4
Europe, Middle East and Africa	150.6	149.2
Asia-Pacific	29.4	33.5
Americas excluding United States	5.0	5.3
Total	$949.1	$946.4

Note 19 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2025	2024	2023
Dividend and interest income	$141.4	$176.9	$159.9
Gains (losses) on investments, net	(37.6)	57.6	39.5
Income from investments in equity method investees	78.0	137.5	45.4
Gains (losses) on derivatives, net	(7.8)	(16.2)	(15.1)
Rental income	44.1	43.7	46.3
Foreign currency exchange losses, net	(11.6)	(19.9)	(26.7)
Other, net	6.3	15.9	13.0
Investment and Other Income, Net	$212.8	$395.5	$262.3
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2025, 2024 and 2023 were $5.4 million, $108.1 million, and $66.1 million.

Note 20 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2025, 2024 and 2023
Balance at October 1, 2022	$(615.1)	$(6.3)	$0.4	$(621.0)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	108.5	(0.6)	0.2	108.1
Reclassifications to compensation and benefits expense, net of tax	—	(0.7)	—	(0.7)
Reclassifications to net investment and other income, net of tax	4.3	—	—	4.3
Total other comprehensive income (loss)	112.8	(1.3)	0.2	111.7
Balance at September 30, 2023	$(502.3)	$(7.6)	$0.6	$(509.3)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	89.8	(0.3)	(0.1)	89.4
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Total other comprehensive income (loss)	89.8	0.1	(0.1)	89.8
Balance at September 30, 2024	$(412.5)	$(7.5)	$0.5	$(419.5)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(21.3)	(11.3)	0.1	(32.5)
Reclassifications to compensation and benefits expense, net of tax	—	2.0	—	2.0
Reclassifications to net investment and other income, net of tax	2.9	—	—	2.9
Total other comprehensive income (loss)	(18.4)	(9.3)	0.1	(27.6)
Balance at September 30, 2025	$(430.9)	$(16.8)	$0.6	$(447.1)
Note 21 – Subsequent Event
On October 1, 2025, the Company acquired Apera Asset Management for cash consideration of €65.2 million net of closing adjustments. In addition, the Company will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on achieving revenue targets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1: Election of Directors” and “Information about the Board and its Committees – The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2025 (“2026 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2026 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2026 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2026 Proxy Statement titled “Proposal No. 1: Election of Directors – General,” “Corporate Governance – Director Independence Standards” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2026 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

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

3.6	Amended and Restated Bylaws of Registrant (as adopted and effective July 8, 2025), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 9, 2025 (File No. 001-09318)
4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)
4.2
Indenture, dated as of May 19, 1994, between Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, incorporated by reference to Exhibit 4 to our Registration Statement on Form S-3 filed on April 14, 1994 (File No. 033-53147)

4.3
First Supplemental Indenture, dated October 9, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on October 4, 1996 (File No. 333-12101)

4.4
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

Exhibit No.	Description
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
4.12
Officer’s Certificate, dated August 12, 2021 (inclusive of the form of additional note of Registrant’s 1.600% Notes due 2030 and form of note of Registrant’s 2.950% Notes due 2051), incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 12, 2021 (File No. 011-09318)

10.1
Amended and Restated Credit Agreement, dated as of April 30, 2025, between Registrant, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (File No. 001-09318)

10.2
Non-Employee Director Compensation as of October 21, 2024, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (File No. 001-09318)*

10.3
Representative Form of Amended and Restated Indemnification Agreement with directors of Registrant, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318)*

10.4
2006 Directors Deferred Compensation Plan (as amended and restated effective November 5, 2020), incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-09318)*

10.5
1998 Employee Stock Investment Plan (as amended and restated effective June 21, 2022), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (File No. 001-09318)*

10.6
2002 Universal Stock Incentive Plan (as amended and restated effective February 6, 2024), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2024 (File No. 001-09318)*

10.7
Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective December 10, 2019), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019 (File No. 001-09318)*

10.8	Amended and Restated 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on October 6, 2020 (File No. 333-249336)*
10.9	2023 Restricted Fund Unit Plan (as amended and restated effective September 10, 2025) (filed herewith)*
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

10.13	Representative Form of Restrictive Covenants to Award Agreement for certain equity awards to executive officers of Registrant (filed herewith)*
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

Exhibit No.	Description
10.16
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.17
Representative Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.18
Code of Ethics and Business Conduct dated as of October 21, 2024, incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (File No. 001-09318)

10.19	Trading Blackout Policy dated as of December 11, 2012, incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (File No. 001-09318)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Executive Compensation Clawback Policy of Registrant, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2023 (File No. 001-09318)*
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 10, 2025	By:	/s/ Matthew Nicholls
Matthew Nicholls, Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 10, 2025	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita, Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 10, 2025	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 10, 2025	By:	/s/ Matthew Nicholls
Matthew Nicholls, Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 10, 2025	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 10, 2025	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 10, 2025	By:	/s/ Alexander S. Friedman
Alexander S. Friedman, Director

Date:	November 10, 2025	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 10, 2025	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 10, 2025	By:	/s/ John Y. Kim
John Y. Kim, Director

Date:	November 10, 2025	By:	/s/ Karen M. King
Karen M. King, Director

Date:	November 10, 2025	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 10, 2025	By:	/s/ John W. Thiel
John W. Thiel, Director

Date:	November 10, 2025	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 10, 2025	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director