Form 10-Q
period 2025-12-31
FRANKLIN RESOURCES INC
filed 2026-01-30
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at January 22, 2026: 520,763,448.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31,
(in millions, except per share data)	2025	2024
Operating Revenues
Investment management fees	$1,847.9	$1,799.3
Sales and distribution fees	388.7	375.5
Shareholder servicing fees	70.9	63.5
Other	19.6	13.3
Total operating revenues	2,327.1	2,251.6
Operating Expenses
Compensation and benefits	1,030.7	991.4
Sales, distribution and marketing	540.9	512.3
Information systems and technology	157.0	156.0
Occupancy	66.8	75.1
Amortization of intangible assets	55.1	112.6
General, administrative and other	195.6	185.2
Total operating expenses	2,046.1	2,032.6
Operating Income	281.0	219.0
Other Income (Expenses)
Investment and other income, net	80.3	10.5
Interest expense	(20.4)	(23.1)
Investment and other income of consolidated investment products, net	124.9	114.1
Expenses of consolidated investment products	(14.0)	(7.3)
Other income, net	170.8	94.2
Income before taxes	451.8	313.2
Taxes on income	105.0	81.1
Net income	346.8	232.1
Less: net income attributable to
Redeemable noncontrolling interests	39.7	49.6
Nonredeemable noncontrolling interests	51.6	18.9
Net Income Attributable to Franklin Resources, Inc.	$255.5	$163.6

Earnings per Share
Basic	$0.46	$0.29
Diluted	0.46	0.29

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended December 31,
	2025	2024
Net Income	$346.8	$232.1
Other Comprehensive Loss
Currency translation adjustments, net of tax	(1.1)	(105.1)
Net unrealized gains on defined benefit plans, net of tax	—	0.3
Total other comprehensive loss	(1.1)	(104.8)
Total comprehensive income	345.7	127.3
Less: comprehensive income attributable to
Redeemable noncontrolling interests	39.7	49.6
Nonredeemable noncontrolling interests	51.6	18.9
Comprehensive Income Attributable to Franklin Resources, Inc.	$254.4	$58.8

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$2,672.1	$3,088.1
Receivables	1,445.6	1,541.7
Investments (including $1,063.0 and $1,179.5 at fair value at December 31, 2025 and September 30, 2025)	2,439.0	2,374.0
Assets of consolidated investment products
Cash and cash equivalents	812.7	485.8
Investments, at fair value	12,472.5	12,278.8
Property and equipment, net	929.8	949.1
Goodwill	6,291.3	6,206.0
Intangible assets, net	4,154.7	4,166.0
Operating lease right-of-use assets	751.2	764.3
Other	580.2	514.5
Total Assets	$32,549.1	$32,368.3

Liabilities
Compensation and benefits	$1,205.2	$1,760.3
Accounts payable and accrued expenses	597.6	615.4
Income taxes	228.0	207.5
Debt	2,357.3	2,362.0
Liabilities of consolidated investment products
Accounts payable and accrued expenses	618.1	1,063.0
Debt	10,862.7	9,937.3
Deferred tax liabilities	318.2	261.6
Operating lease liabilities	985.3	1,000.6
Other	984.3	971.8
Total liabilities	18,156.7	18,179.5
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,291.9	1,182.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 519,974,911 and 520,951,796 shares issued and outstanding at December 31, 2025 and September 30, 2025	52.0	52.1
Capital in excess of par	991.0	956.8
Retained earnings	11,540.1	11,516.0
Accumulated other comprehensive loss	(448.2)	(447.1)
Total Franklin Resources, Inc. stockholders’ equity	12,134.9	12,077.8
Nonredeemable noncontrolling interests	965.6	929.0
Total stockholders’ equity	13,100.5	13,006.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$32,549.1	$32,368.3

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2025	Shares	Amount
Balance at October 1, 2025	521.0	$52.1	$956.8	$11,516.0	$(447.1)	$12,077.8	$929.0	$13,006.8
Adoption of new accounting guidance				25.3		25.3		25.3
Net income				255.5		255.5	51.6	307.1
Other comprehensive loss					(1.1)	(1.1)		(1.1)
Dividends declared on common stock ($0.33 per share)				(177.6)		(177.6)		(177.6)
Repurchase of common stock	(1.8)	(0.2)	(41.7)	—		(41.9)		(41.9)
Issuance of common stock	0.8	0.1	28.8			28.9		28.9
Stock-based compensation			47.1			47.1		47.1
Net subscriptions and other							17.2	17.2
Net deconsolidation of investment products							(32.2)	(32.2)
Adjustment to fair value of redeemable noncontrolling interests				(79.1)		(79.1)		(79.1)
Balance at December 31, 2025	520.0	$52.0	$991.0	$11,540.1	$(448.2)	$12,134.9	$965.6	$13,100.5

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the three months ended December 31, 2024	Shares	Amount
Balance at October 1, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				163.6		163.6	18.9	182.5
Other comprehensive loss					(104.8)	(104.8)		(104.8)
Dividends declared on common stock ($0.32 per share)				(173.6)		(173.6)		(173.6)
Repurchase of common stock	(0.3)	—	(5.8)	—		(5.8)		(5.8)
Issuance of common stock	0.7	—	21.5			21.5		21.5
Stock-based compensation			51.6			51.6		51.6
Net subscriptions and other							13.1	13.1
Net consolidation of investment products							4.7	4.7
Adjustment to fair value of redeemable noncontrolling interests				1.5		1.5		1.5
Balance at December 31, 2024	524.0	$52.4	$1,014.9	$11,919.1	$(524.3)	$12,462.1	$771.6	$13,233.7
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31,
(in millions)	2025	2024
Net Income	$346.8	$232.1
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	75.6	73.2
Amortization of deferred sales commissions	22.8	20.2
Depreciation and other amortization	28.8	30.2
Amortization of intangible assets	55.1	112.6
Net losses on investments	8.6	57.1
Losses (income) from investments in equity method investees	(11.5)	7.6
Net gains on investments of consolidated investment products	(67.4)	(87.2)
Net purchase of investments by consolidated investment products	(97.7)	(83.9)
Deferred income taxes	63.1	1.6
Other	18.9	31.6
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(121.9)	10.2
Decrease (increase) in investments, net	(12.4)	1.1
Decrease in accrued compensation and benefits	(562.3)	(654.3)
Increase in income taxes payable	20.3	55.0
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(24.8)	95.0
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	2.9	(47.3)
Net cash used in operating activities	(255.1)	(145.2)
Purchase of investments	(264.6)	(458.0)
Liquidation of investments	218.7	168.4
Purchase of investments by consolidated collateralized loan obligations	(1,705.6)	(1,291.1)
Liquidation of investments by consolidated collateralized loan obligations	1,492.7	1,001.1
Proceeds from sale (additions) of property and equipment, net	9.3	(71.8)
Acquisition, net of cash acquired	(69.7)	—
Net consolidation (deconsolidation) of investment products	2.0	(5.1)
Net cash used in investing activities	(317.2)	(656.5)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Three Months Ended December 31,
(in millions)	2025	2024
Dividends paid on common stock	$(170.2)	$(166.2)
Repurchase of common stock	(41.9)	(5.8)
Proceeds from repurchase agreement	—	38.9
Payments on repurchase agreement	(4.9)	(29.6)
Proceeds from debt of consolidated investment products	2,540.8	794.4
Payments on debt of consolidated investment products	(1,961.3)	(714.9)
Payments on contingent consideration liabilities	—	(0.7)
Noncontrolling interests	124.9	171.8
Net cash provided by financing activities	487.4	87.9
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(50.0)
Decrease in cash and cash equivalents	(89.1)	(763.8)
Cash and cash equivalents, beginning of period	3,573.9	4,408.9
Cash and Cash Equivalents, End of Period	$3,484.8	$3,645.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$19.5	$27.9
Cash paid for interest	10.8	9.9
Cash paid for interest by consolidated investment products	177.4	202.0
Non-cash purchase of investments	20.0	—

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)
Note 1 – Basis of Presentation
The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. Management also believes that the accounting estimates are appropriate, and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. These financial statements should be read together with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“fiscal year 2025”).
Note 2 – New Accounting Guidance
Recently Adopted Accounting Guidance
On October 1, 2025, the Company adopted an amendment to the existing intangible assets guidance issued by the Financial Accounting Standards Board. The amendment requires eligible crypto assets to be measured at fair value, with changes recognized in net income, along with expanded disclosures. The Company adopted the amendment using the modified-retrospective transition approach and recognized a cumulative effective adjustment resulting in an increase of $25.3 million in retained earnings as of October 1, 2025. The crypto assets are presented within intangible assets, net on the consolidated balance sheets.
There were no other significant updates to the new accounting guidance that the Company has not yet adopted as disclosed in its Form 10-K for fiscal year 2025.
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended December 31,
	2025	2024
Net income attributable to Franklin Resources, Inc.	$255.5	$163.6
Less: allocation of earnings to participating nonvested stock and stock unit awards	16.2	15.4
Net Income Available to Common Stockholders	$239.3	$148.2

Weighted-average shares outstanding – basic	517.5	517.4
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.8
Weighted-Average Shares Outstanding – Diluted	518.3	518.2

Earnings per Share
Basic	$0.46	$0.29
Diluted	0.46	0.29
There were no nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the three months ended December 31, 2025 and 2024.

Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2025
Investment management fees	$1,363.8	$245.9	$81.9	$64.3	$92.0	$1,847.9
Sales and distribution fees	268.7	103.3	6.0	10.2	0.5	388.7
Shareholder servicing fees	62.2	8.2	0.5	—	—	70.9
Other	19.0	—	0.5	—	0.1	19.6
Total	$1,713.7	$357.4	$88.9	$74.5	$92.6	$2,327.1

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended December 31, 2024
Investment management fees	$1,361.4	$223.9	$75.8	$53.6	$84.6	$1,799.3
Sales and distribution fees	267.1	93.4	4.9	10.0	0.1	375.5
Shareholder servicing fees	55.1	8.0	0.4	—	—	63.5
Other	13.1	—	0.2	—	—	13.3
Total	$1,696.7	$325.3	$81.3	$63.6	$84.7	$2,251.6
Operating revenues are attributed to geographic areas based on the jurisdiction of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold and domicile of the fund vehicle or client.
Revenues earned from sponsored funds were 84% and 83% of the Company’s total operating revenues for the three months ended December 31, 2025 and 2024.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	December 31, 2025	September 30, 2025
Investments, at fair value
Sponsored funds and separate accounts	$686.3	$809.6
Investments related to long-term incentive plans	305.8	288.1
Other equity and debt investments	70.9	81.8
Total investments, at fair value	1,063.0	1,179.5
Investments in equity method investees	1,005.0	893.9
Other investments	371.0	300.6
Total	$2,439.0	$2,374.0
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of December 31, 2025 and September 30, 2025, other liabilities includes repurchase agreements of $196.0 million and $200.5 million with investments of $200.6 million and $206.4 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2039.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$390.9	$253.9	$4.3	$37.2	$686.3
Investments related to long-term incentive plans	271.2	3.3	—	31.3	305.8
Other equity and debt investments	23.0	10.0	0.2	29.6	62.8
Crypto assets	4.3	16.2	—	—	20.5
Total Assets Measured at Fair Value	$689.4	$283.4	$4.5	$98.1	$1,075.4

Liabilities
Securities sold short	$156.1	$—	$—	$—	$156.1
Contingent consideration liabilities	—	—	20.4	—	20.4
Total Liabilities Measured at Fair Value	$156.1	$—	$20.4	$—	$176.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$463.9	$305.2	$2.2	$38.3	$809.6
Investments related to long-term incentive plans	253.4	3.3	—	31.4	288.1
Other equity and debt investments	12.4	9.4	1.8	29.2	52.8
Total Assets Measured at Fair Value	$729.7	$317.9	$4.0	$98.9	$1,150.5

Liabilities
Securities sold short	$193.7	$—	$—	$—	$193.7
Contingent consideration liabilities	—	—	20.4	—	20.4
Total Liabilities Measured at Fair Value	$193.7	$—	$20.4	$—	$214.1
As of December 31, 2025 and September 30, 2025, there were $8.1 million and $29.0 million of other investments which were adjusted to fair value on a nonrecurring basis and excluded from the tables above.

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)	December 31, 2025	September 30, 2025
Nonredeemable investments[1]
Investments with known liquidation periods	$18.0	$19.7
Investments with unknown liquidation periods	15.2	15.2

Redeemable investments[2]	64.9	64.0

Unfunded commitments	13.3	13.3
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.3 years and 2.2 years at December 31, 2025 and September 30, 2025.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2025		September 30, 2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$2,672.1	$2,672.1	$3,088.1	$3,088.1
Other investments
Time deposits	2	8.5	8.5	9.2	9.2
Equity securities	3	362.5	362.5	291.4	291.4

Financial Liability
Debt	2	$2,357.3	$1,978.1	$2,362.0	$1,970.9

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”).
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$812.7	$485.8
Receivables	164.4	313.1
Investments, at fair value	12,472.5	12,278.8
Total Assets	$13,449.6	$13,077.7

Liabilities
Accounts payable and accrued expenses	$618.1	$1,063.0
Debt	10,862.7	9,937.3
Other liabilities	16.9	17.5
Total liabilities	11,497.7	11,017.8
Redeemable Noncontrolling Interests	311.8	289.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,086.9	1,220.6
Nonredeemable noncontrolling interests	553.2	549.7
Total stockholders’ equity	1,640.1	1,770.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$13,449.6	$13,077.7
The consolidation of CIPs did not have a significant impact on net income attributable to the Company during the three months ended December 31, 2025 and 2024.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of December 31, 2025
Assets
Cash and cash equivalents of CLOs	$758.5	$—	$—	$—	$758.5
Receivables of CLOs	—	136.7	—	—	136.7
Investments
Equity and debt securities	498.2	599.9	595.1	193.6	1,886.8
Loans	—	10,585.7	—	—	10,585.7
Total Assets Measured at Fair Value	$1,256.7	$11,322.3	$595.1	$193.6	$13,367.7

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Cash and cash equivalents of CLOs	$472.1	$—	$—	$—	$472.1
Receivables of CLOs	—	113.0	—	—	113.0
Investments
Equity and debt securities	393.2	731.5	601.0	189.1	1,914.8
Loans	—	10,354.1	9.9	—	10,364.0
Total Assets Measured at Fair Value	$865.3	$11,198.6	$610.9	$189.1	$12,863.9
Investments for which fair value was estimated using reported NAV as a practical expedient consist of nonredeemable private debt and equity funds and a redeemable global hedge fund. These investments were as follows:

(in millions)	December 31, 2025	September 30, 2025
Nonredeemable investments[1]
Investments with unknown liquidation periods	$114.4	$114.7

Redeemable investments[2]	79.2	74.4

Unfunded commitments[3]	15.7	14.0
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
2Investments are redeemable on a monthly basis and liquidation periods are unknown.
3Of the total unfunded commitments, the Company was contractually obligated to fund $6.7 million and $5.3 million based on its ownership percentage in the CIPs, at December 31, 2025 and September 30, 2025.

Changes in Level 3 assets of equity and debt securities were as follows:

	Three Months Ended December 31,
(in millions)	2025	2024
Balance at beginning of period	$601.0	$550.1
Gains included in investment and other income of consolidated investment products, net	28.8	22.0
Purchases	17.4	9.2
Sales	(3.2)	(11.6)
Net (deconsolidations) consolidations	(32.1)	3.8
Transfers out of Level 3	(16.8)	—
Balance at End of Period	$595.1	$573.5
Change in unrealized gains included in net income relating to assets held at end of period	$34.1	$22.3

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$295.9	Market pricing	Private sale pricing	$0.27–$2,120.00 ($222.11) per share
			Discount for lack of marketability	25.0%–75.0% (40.7%)
	226.4	Market comparable companies	Enterprise value/ Revenue multiple	1.6–26.2 (10.8)
			Discount for lack of marketability	4.3%–13.0% (8.5%)
	55.4	Discounted cash flow	Discount rate	6.5%–14.5% (7.0%)
	17.4	Option pricing model	Volatility	34.3%–57.9% (36.1%)
			Discount for lack of marketability	8.0%–11.3% (8.5%)

(in millions)
as of September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$302.0	Market pricing	Private sale pricing	$0.27–$2,120.00 ($176.53) per share
			Discount for lack of marketability	5.0%–75.0% (23.9%)
	225.9	Market comparable companies	Enterprise value/ Revenue multiple	1.4–21.0 (9.5)
			Discount for lack of marketability	6.0%–11.0% (8.5%)
	54.4	Discounted cash flow	Discount rate	6.5%–13.0% (6.8%)
	18.7	Option pricing model	Volatility	34.0%–60.9% (38.2%)
			Discount for lack of marketability	9.1%–13.5% (9.4%)
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

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	December 31, 2025		September 30, 2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$54.2	$54.2	$13.7	$13.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$10,862.7	$10,710.3	$9,937.3	$9,786.0
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $10,862.7 million and $9,937.3 million at December 31, 2025 and September 30, 2025. The debt had fixed and floating interest rates based on Secured Overnight Financing Rate (“SOFR”) ranging from 2.39% to 12.32% with a weighted-average effective interest rate of 6.02% at December 31, 2025, and from 2.39% to 12.26% based on SOFR and Euro Interbank Offered Rate with a weighted-average effective interest rate of 6.00% at September 30, 2025.
The contractual maturities for the debt of CLOs at December 31, 2025 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2026 (remainder of year)	$28.9
2027	96.3
2028	—
2029	—
2030	—
Thereafter	10,737.5
Total	$10,862.7
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	December 31, 2025	September 30, 2025
Unpaid principal balance	$10,894.9	$10,641.0
Difference between unpaid principal balance and fair value	(70.2)	(43.3)
Fair Value	$10,824.7	$10,597.7
Investments 90 days or more past due were immaterial at December 31, 2025 and September 30, 2025.
The Company recognized $11.2 million and $11.7 million of net gains during the three months ended December 31, 2025 and 2024, related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $10,906.8 million and $9,958.6 million at December 31, 2025 and September 30, 2025.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2025			2024
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended December 31,
Balance at beginning of period	$289.6	$892.4	$1,182.0	$687.8	$634.0	$1,321.8
Net income	26.1	13.6	39.7	38.9	10.7	49.6
Net subscriptions (distributions) and other	160.6	(37.8)	122.8	175.6	(3.7)	171.9
Net consolidations (deconsolidations)	(164.5)	—	(164.5)	564.2	—	564.2
Acquisition	—	32.8	32.8	—	—	—
Adjustment to fair value	—	79.1	79.1	—	(1.5)	(1.5)
Balance at End of Period	$311.8	$980.1	$1,291.9	$1,466.5	$639.5	$2,106.0
Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	December 31, 2025	September 30, 2025
Investments	$1,273.2	$1,274.5
Receivables	232.4	225.1
Total	$1,505.6	$1,499.6
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide additional financial or other support to its sponsored funds assessed as VIEs during the three months ended December 31, 2025 or fiscal year 2025.
Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the three months ended December 31, 2025, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2025.
Western Asset Management Investigations and Litigation. As previously disclosed, the Company launched an internal investigation into certain trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts. WAM received notification of parallel investigations by the SEC and the U.S. Department of Justice (“DOJ”). WAM also received notice of an investigation into these trading activities by the CFTC. The Company and WAM have fully cooperated with these investigations. As previously disclosed, the CFTC informed WAM that it closed its investigation. The Company has also previously disclosed that it was informed by the DOJ that it is prepared to resolve its investigation through a disposition that does not require the filing of any criminal charges against WAM. The DOJ further informed the Company that as it continues the ongoing resolution discussions, which, as the DOJ noted, require additional time to complete due to circumstances not attributable to WAM, it appreciates WAM’s commitment to full cooperation with the investigation. The Company continues to cooperate with the SEC investigation, which remains ongoing.
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

On July 3, 2025, Franklin, WAM and Ken Leech were named as defendants in a lawsuit filed by the Western PA Electrical Employees Insurance Trust Fund in the U.S. District Court for the Western District of Pennsylvania seeking class certification on behalf of shareholders of two funds managed by WAM for the period January 1, 2021 through October 31, 2023. On December 19, 2025, Abilene Firemen’s Relief and Retirement Fund was named the lead plaintiff in the action and effective January 9, 2026, the case was transferred to the U.S. District Court for the Central District of California. The plaintiffs are pursuing claims under the Securities Exchange Act of 1934 against all defendants in connection with trade allocations made by Mr. Leech in that period that are also the subject of the investigations reported above. The plaintiffs are seeking, among other things, damages, interest, and costs and expenses, including attorneys’ fees.
Franklin Templeton 401(k) Retirement Plan Litigation. On July 22, 2025, Franklin and the Franklin Templeton 401(k) Retirement Plan Committee were named as defendants in a lawsuit filed by certain former employees in the U.S. District Court for the Northern District of California. On November 10, 2025, the plaintiffs filed an amended complaint adding as defendants the Franklin Templeton 401(k) Retirement Plan Investment Committee and Gallagher Fiduciary Advisors, LLC. The plaintiffs seek to represent a class of participants and beneficiaries of the Franklin Templeton 401(k) Retirement Plan (the “Plan”) who were invested in funds managed by the Company at any time on or after July 22, 2019. The plaintiffs are pursuing claims under the Employee Retirement Income Security Act of 1974 for alleged breaches of fiduciary duties and failure to monitor the Plan fiduciaries in connection with the Plan’s inclusion of certain proprietary funds as investment options. The plaintiffs are seeking, among other things, damages, disgorgement, removal of certain investments from the Plan, removal and replacement of the Plan’s fiduciaries, attorneys’ fees and costs, and pre-judgment interest.
The lawsuits reported above against the Company are in their preliminary stages. Management believes the claims made in the lawsuits are without merit and the Company intends to defend against them vigorously. The Company cannot predict the outcome of these lawsuits or estimate any reasonably possible loss or range of loss that may arise from any negative outcome.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of December 31, 2025 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, no material loss was deemed probable or reasonably possible pursuant to such indemnification agreements and/or guarantees as of December 31, 2025.
Other Commitments and Contingencies
At December 31, 2025, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2025.

Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the three months ended December 31, 2025
Nonvested balance at October 1, 2025	14,959	353	15,312	$22.81
Granted	8,596	176	8,772	22.62
Vested	(596)	(180)	(776)	23.39
Forfeited/canceled	(221)	—	(221)	16.67
Nonvested Balance at December 31, 2025	22,738	349	23,087	$22.78
Total unrecognized compensation expense related to nonvested stock unit awards was $299.3 million at December 31, 2025. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended December 31,
(in millions)	2025	2024
Dividend and interest income	$54.6	$43.1
Losses on investments, net	(8.6)	(57.1)
Income (losses) from investments in equity method investees	11.5	(7.6)
Losses on crypto assets, net	(6.4)	—
Rental income	11.3	11.2
Foreign currency exchange (losses) gains, net	(4.0)	14.5
Other, net	21.9	6.4
Investment and other income, net	$80.3	$10.5
Net losses recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $12.5 million for the three months ended December 31, 2025 and $87.2 million for the three months ended December 31, 2024.
Note 13 – Segment and Geographic Information
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
Note 14 - Subsequent Event
On January 8, 2026, the Company borrowed $150.0 million under the Amended and Restated Revolving Credit Agreement, with aggregate commitments of up to $1.5 billion. The borrowing remains outstanding at the time of this filing and the proceeds were used for general corporate purposes.

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
Forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that may cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements, including market and volatility risks, investment performance and reputational risks, global operational risks, competition and distribution risks, third-party risks, technology and security risks, human capital risks, cash management risks, and legal and regulatory risks. The forward-looking statements contained in this Form 10-Q or that are incorporated by reference herein are qualified in their entirety by reference to the risks and uncertainties disclosed in this Form 10-Q and/or discussed under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“fiscal year 2025”).
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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries, including the Western Asset Management (“WAM”) investigations described under the heading “Risk Factors” and in “Note 15 - Commitments and Contingencies” to our audited financial statements contained in our Annual Report on Form 10-K for fiscal year 2025, and in “Note 10 - Commitments and Contingencies” to our unaudited interim financial statements contained in this Form 10-Q, may result in additional costs, monetary judgments, settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our specialist investment managers. In addition, these matters may cause reputational harm to us or our specialist investment managers and could result in additional expenses and collateral costs, outflows of assets under management or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). The following discussion should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Words such as “we,” “us,” “our” and similar terms refer to the Company.

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
The level of our revenues depends largely on the level and relative mix of assets under management (“AUM”). As noted in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal year 2025, the amount and mix of our AUM are subject to significant fluctuations, including as a result of reputational harm, that can negatively impact our revenues and income. The level of our revenues also depends on the fees charged for our services, which are based on contracts with our funds and customers, fund sales, and the number of shareholder transactions and accounts. These arrangements could change in the future.
During our first fiscal quarter, U.S. and global equity markets provided positive returns, reflecting strong earnings growth in multiple sectors, easing inflation, and expectations of continued interest rate reductions. The S&P 500 Index increased 2.7% and the MSCI World Index increased 3.2% for the quarter. Global bond markets remained relatively flat as the Bloomberg Global Aggregate Index increased 0.2% during the quarter.
Our total AUM at December 31, 2025 was $1,684.0 billion, 1% higher than at September 30, 2025 and 7% higher than at December 31, 2024. Monthly average AUM (“average AUM”) for the three months ended December 31, 2025 increased 3% from the same period in the prior fiscal year.
On October 1, 2025, we acquired Apera Asset Management (“Apera”), a pan-European private credit firm.
The business and regulatory environments in which we operate globally remain complex, uncertain and subject to change. We are subject to various laws, rules and regulations globally that impose restrictions, limitations, registration, reporting and disclosure requirements on our business, and add complexity to our global compliance operations.
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in systems and technology to support our evolving business. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year 2025.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(in millions, except per share data)	2025	2024
Operating revenues	$2,327.1	$2,251.6	3%
Operating income	281.0	219.0	28%
Operating margin[1]	12.1%	9.7%

Net income attributable to Franklin Resources, Inc.	$255.5	$163.6	56%
Diluted earnings per share	0.46	0.29	59%

As adjusted (non-GAAP):[2]
Adjusted operating income	$437.3	$412.8	6%
Adjusted operating margin	25.0%	24.5%

Adjusted net income	$378.4	$320.5	18%
Adjusted diluted earnings per share	0.70	0.59	19%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	December 31, 2025	December 31, 2024	Percent Change
Equity	$697.2	$620.0	12%
Fixed Income	437.7	469.5	(7%)
Alternative	273.8	248.8	10%
Multi-Asset	198.8	174.0	14%
Cash Management	76.5	63.4	21%
Total	$1,684.0	$1,575.7	7%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the three months ended December 31,	2025	2024		2025	2024
Equity	$693.6	$629.1	10%	41%	38%
Fixed Income	437.5	516.8	(15%)	26%	32%
Alternative	268.6	248.8	8%	16%	15%
Multi-Asset	196.6	175.6	12%	12%	11%
Cash Management	79.8	64.2	24%	5%	4%
Total	$1,676.1	$1,634.5	3%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing four months.

Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended December 31,
	2025 [1]	2024 [2]
Beginning AUM	$1,661.2	$1,678.6
Long-term inflows	118.6	96.9
Long-term outflows	(90.6)	(146.9)
Long-term net flows	28.0	(50.0)
Cash management net flows	(1.2)	—
Total net flows	26.8	(50.0)
Acquisition	6.1	—
Net market change, distributions and other	(10.1)	(52.9)
Ending AUM	$1,684.0	$1,575.7
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.
2Long-term inflows and outflows were each revised from previously reported amounts to reflect fund activity of $0.9 billion settling in January 2025. The revision did not impact net flows or ending AUM.

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative [1]	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2025
AUM at October 1, 2025	$686.2	$438.7	$263.9	$193.9	$78.5	$1,661.2
Long-term inflows	61.1	33.5	10.8	13.2	—	118.6
Long-term outflows	(41.3)	(35.9)	(4.2)	(9.2)	—	(90.6)
Long-term net flows	19.8	(2.4)	6.6	4.0	—	28.0
Cash management net flows	—	—	—	—	(1.2)	(1.2)
Total net flows	19.8	(2.4)	6.6	4.0	(1.2)	26.8
Acquisition	—	—	6.1	—	—	6.1
Net market change, distributions and other	(8.8)	1.4	(2.8)	0.9	(0.8)	(10.1)
AUM at December 31, 2025	$697.2	$437.7	$273.8	$198.8	$76.5	$1,684.0
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

AUM increased $22.8 billion, or 1%, during the three months ended December 31, 2025 due to $28.0 billion of long-term net inflows, inclusive of $6.6 billion of long-term net outflows at WAM, and $6.1 billion from the acquisition of Apera, partially offset by the negative impact of $10.1 billion of net market change, distributions and other, and $1.2 billion of cash management net outflows. Long-term net inflows include $28.9 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $43.2 billion of distributions, primarily from the equity asset class, partially offset by $33.7 billion of market appreciation. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity markets.

Long-term inflows increased 22% to $118.6 billion, as compared to the prior period, driven by higher inflows in equity open-end funds, alternative private funds, equity and fixed income exchange traded funds, fixed income and multi-asset separately managed accounts, and fixed income institutional separate accounts, partially offset by lower inflows in equity sub-advised mutual funds. Long-term outflows decreased 38% to $90.6 billion, substantially due to lower outflows across multiple fixed income vehicles at WAM, partially offset by slightly higher outflows in fixed income vehicles across other specialist investment managers and in alternative institutional separate accounts.

(in billions)	Equity	Fixed Income	Alternative [1]	Multi-Asset	Cash Management	Total
for the three months ended December 31, 2024
AUM at October 1, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
Long-term inflows	55.9	26.4	3.4	11.2	—	96.9
Long-term outflows	(43.4)	(93.1)	(2.6)	(7.8)	—	(146.9)
Long-term net flows	12.5	(66.7)	0.8	3.4	—	(50.0)
Cash management net flows	—	—	—	—	—	—
Total net flows	12.5	(66.7)	0.8	3.4	—	(50.0)
Net market change, distributions and other	(24.6)	(20.2)	(1.9)	(5.6)	(0.6)	(52.9)
AUM at December 31, 2024	$620.0	$469.5	$248.8	$174.0	$63.4	$1,575.7
_______________
1Long-term inflows and outflows were each revised from previously reported amounts to reflect fund activity of $0.9 billion settling in January 2025. The revision did not impact net flows or ending AUM.
AUM by sales region was as follows:

(in billions)	December 31, 2025	December 31, 2024	Percent Change
United States[1]	$1,195.7	$1,102.5	8%
International
Europe, Middle East and Africa	227.0	193.7	17%
Asia-Pacific	167.4	165.2	1%
Americas, excl. U.S.[1]	93.9	114.3	(18%)
Total international	488.3	473.2	3%
Total	$1,684.0	$1,575.7	7%
_______________
1Effective in fiscal year 2026, Cayman-domiciled money market fund assets are included in United States reflecting the underlying investor base. This change resulted in a 12% reduction of AUM in the Americas, excluding U.S.

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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of December 31, 2025	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	49%	60%	54%	55%	41%	40%	36%	47%
Fixed Income	74%	77%	71%	76%	68%	76%	78%	91%
Total AUM[3]	49%	57%	65%	55%	48%	54%	51%	64%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 39%, 39%, 38% and 36% of our total AUM as of December 31, 2025.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 55%, 55%, 55% and 50% of our total AUM as of December 31, 2025.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 12% of our total AUM at December 31, 2025.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended December 31,		Percent Change
	2025	2024
Investment management fees	$1,847.9	$1,799.3	3%
Sales and distribution fees	388.7	375.5	4%
Shareholder servicing fees	70.9	63.5	12%
Other	19.6	13.3	47%
Total Operating Revenues	$2,327.1	$2,251.6	3%

Investment Management Fees
Investment management fees increased $48.6 million for the three months ended December 31, 2025 primarily due to an increase in average equity, multi-asset, and alternative AUM, and the acquisition of Apera, partially offset by the impact of WAM outflows and a decrease in performance fees.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 40.6 basis points for the three months ended December 31, 2025, as compared to 40.2 basis points for the three months ended December 31, 2024.
Performance fees were $131.6 million and $141.6 million for the three months ended December 31, 2025 and 2024. The decrease was primarily due to changes in the amount of performance fees earned by our alternative specialist investment managers.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended December 31,		Percent Change
	2025	2024
Asset-based fees	$324.6	$309.1	5%
Sales-based fees	64.1	66.4	(3%)
Sales and Distribution Fees	$388.7	$375.5	4%
Asset-based distribution fees increased $15.5 million for the three months ended December 31, 2025 primarily due to an increase of 3% in the related average AUM and a higher mix of non-U.S. equity and multi-asset funds and U.S. equity and alternative funds, which generate higher fees.
Sales-based fees decreased $2.3 million for the three months ended December 31, 2025, primarily due to a decrease of 6% in commissionable sales.
Shareholder Servicing Fees
Shareholder servicing fees increased $7.4 million for the three months ended December 31, 2025 primarily due to higher levels of related AUM and increased revenue related to fees earned on a contractual basis.
Other
Other revenue increased $6.3 million for the three months ended December 31, 2025 primarily due to higher loan origination fees earned by certain of our alternative asset managers.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended December 31,		Percent Change
(in millions)	2025	2024
Compensation and benefits	$1,030.7	$991.4	4%
Sales, distribution and marketing	540.9	512.3	6%
Information systems and technology	157.0	156.0	1%
Occupancy	66.8	75.1	(11%)
Amortization of intangible assets	55.1	112.6	(51%)
General, administrative and other	195.6	185.2	6%
Total Operating Expenses	$2,046.1	$2,032.6	1%

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2025	2024
Salaries, wages and benefits	$428.5	$423.6	1%
Incentive compensation	471.0	439.4	7%
Acquisition-related retention[1]	35.7	45.8	(22%)
Acquisition-related performance fee pass through[1]	51.8	69.1	(25%)
Other[1,2]	43.7	13.5	224%
Compensation and Benefits Expenses	$1,030.7	$991.4	4%
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
Salaries, wages and benefits increased $4.9 million for the three months ended December 31, 2025, primarily due to annual salary increases, higher employee insurance costs, and the acquisition of Apera, partially offset by the impact of headcount reductions resulting from cost savings initiatives.
Incentive compensation increased $31.6 million for the three months ended December 31, 2025, primarily due to higher bonus expense based on expectations of our annual performance, higher deferred compensation expense and higher sales-related commissions.
Acquisition-related retention expenses decreased $10.1 million for the three months ended December 31, 2025, primarily due to lower costs associated with recent acquisitions.
Other compensation and benefits increased $30.2 million for the three months ended December 31, 2025, primarily due to a $15.6 million increase in special termination benefits, primarily due to higher costs associated with workforce optimization initiatives, and higher net market gains on investments related to our deferred compensation plans.
At December 31, 2025, our global workforce decreased to approximately 9,900 employees from approximately 10,100 at December 31, 2024.
Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended December 31,		Percent Change
(in millions)	2025	2024
Asset-based expenses	$457.8	$428.2	7%
Sales-based expenses	60.3	63.9	(6%)
Amortization of deferred sales commissions	22.8	20.2	13%
Sales, Distribution and Marketing	$540.9	$512.3	6%
Asset-based expenses increased $29.6 million for the three months ended December 31, 2025 primarily due to an increase of 4% in the related average AUM, higher marketing support fees, and a higher mix of non-U.S. equity and multi-asset funds and U.S. equity and alternative funds, which generate higher fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses decreased $3.6 million for the three months ended December 31, 2025 primarily due to a decrease of 6% in commissionable sales.

Occupancy

Occupancy expenses decreased $8.3 million for the three months ended December 31, 2025, primarily due to consolidation of our office space in New York City.
Information Systems and Technology

Information systems and technology expenses increased $1.0 million for the three months ended December 31, 2025, primarily due to higher software costs partially offset by lower technology consulting costs.
Amortization of Intangible Assets

Amortization of intangible assets decreased $57.5 million for the three months ended December 31, 2025, primarily due to intangible assets which became fully amortized during prior year, partially offset by an increase in amortization due to the reclassification of certain indefinite-lived intangible assets to definite lived intangible assets and a reduction in the useful lives of certain definite-lived intangible assets related to trade names.
General, Administrative and Other
General, administrative and other operating expenses increased $10.4 million for the three months ended December 31, 2025, primarily due to an increase of $15.5 million in fund-related expenses, driven by higher transfer agency expenses, higher placement fees, and higher sub-advisory expenses, an increase of $4.3 million in advertising expenses, and a $2.3 million increase in travel and entertainment. These increases were partially offset by a $13.1 million decrease in legal and other professional fees, inclusive of a $10.0 million increase in insurance recoveries.
OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended December 31,		Percent Change
(in millions)	2025	2024
Investment and other income, net:
Dividend and interest income	$54.6	$43.1	27%
Losses on investments, net	(8.6)	(57.1)	(85%)
Income (losses) from investments in equity method investees	11.5	(7.6)	NM
Losses on crypto assets, net	(6.4)	—	NM
Rental income	11.3	11.2	1%
Foreign currency exchange (losses) gains, net	(4.0)	14.5	NM
Other, net	21.9	6.4	242%
Investment and other income, net	80.3	10.5	665%
Interest expense	(20.4)	(23.1)	(12%)
Investment and other income of consolidated investment products, net	124.9	114.1	9%
Expenses of consolidated investment products	(14.0)	(7.3)	92%
Other Income, Net	$170.8	$94.2	81%
Dividend and interest income increased $11.5 million for the three months ended December 31, 2025, primarily due to a dividend earned from a strategic investment.
Investments held by the Company generated net losses of $8.6 million and $57.1 million for the three months ended December 31, 2025 and 2024. The net losses in the current year were primarily from investments in nonconsolidated funds and separate accounts, partially offset by gains from assets invested for deferred compensation plans, while the net losses in the prior year were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans.
Equity method investees generated income of $11.5 million for the three months ended December 31, 2025, as compared to losses of $7.6 million in the prior year, largely related to various global alternative funds and global equity funds.

Net foreign currency exchange losses were $4.0 million for the three months ended December 31, 2025, as compared to net gains of $14.5 million in the prior year period. The U.S. dollar weakened in the current year period against the Euro and British Pound, which resulted in net foreign exchange losses on cash and cash equivalents denominated in U.S. dollars held by certain of our European subsidiaries, as compared to strengthening against the same currencies, which resulted in net foreign exchange gains, in the prior year period.
Other, net increased $15.5 million for the three months December 31, 2025, primarily due to a gain recognized on the sale of owned office space.
Interest expense decreased $2.7 million for the three months ended December 31, 2025 primarily due to interest recognized in the prior year on the $400 million senior notes which were repaid in March 31, 2025.
Investments held by consolidated investment products (“CIPs”) generated gains and other income of $124.9 million and $114.1 million for the three months ended December 31, 2025 and 2024, largely related to gains on holdings of various alternative, equity, and multi-asset funds, and in the prior year, fixed income funds.
Expenses of CIPs increased $6.7 million for the three months ended December 31, 2025, due to activity of the funds.
TAXES ON INCOME

Our effective income tax rate was 23.2% and 25.9% for the three months ended December 31, 2025 and 2024. The rate decrease for the three month period was primarily due to excess tax benefits related to stock-based compensation in the current year, as compared to excess tax expense in the prior year, and a higher proportion of foreign earnings in lower-tax jurisdictions, partially offset by activity of CIPs for which there is no related tax impact.

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
The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended December 31,
	2025	2024
Operating income	$281.0	$219.0
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	16.0	12.5
Acquisition-related retention	35.7	45.8
Compensation and benefits expense from gains on deferred compensation, net	13.6	0.9
Other acquisition-related expenses	5.8	9.4
Amortization of intangible assets	55.1	112.6
Special termination benefits	16.0	0.4
Compensation and benefits expense related to minority interests in certain subsidiaries	14.1	12.2
Adjusted operating income	$437.3	$412.8

Total operating revenues	$2,327.1	$2,251.6
Add (subtract):
Acquisition-related pass through performance fees	(55.0)	(69.1)
Sales and distribution fees	(388.7)	(375.5)
Allocation of investment management fees for sales, distribution and marketing expenses	(152..2)	(136.8)
Elimination of operating revenues upon consolidation of investment products*	16.0	12.5
Adjusted operating revenues	$1,747.2	$1,682.7

Operating margin	12.1%	9.7%
Adjusted operating margin	25.0%	24.5%

(in millions, except per share data)	Three Months Ended December 31,
	2025	2024
Net income attributable to Franklin Resources, Inc.	$255.5	$163.6
Add (subtract):
Net loss of consolidated investment products*	0.7	4.2
Acquisition-related retention	35.7	45.8
Other acquisition-related expenses	7.5	12.7
Amortization of intangible assets	55.1	112.6
Special termination benefits	16.0	0.4
Net losses on deferred compensation plan investments not offset by compensation and benefits expense	3.5	1.3
Unrealized investment losses	20.2	31.5
Interest expense for amortization of debt premium	(5.0)	(4.9)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	7.4	4.1
Net income tax expense of adjustments	(18.2)	(50.8)
Adjusted net income	$378.4	$320.5

Diluted earnings per share	$0.46	$0.29
Adjusted diluted earnings per share	0.70	0.59
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended December 31,
	2025	2024
Elimination of operating revenues upon consolidation	$(16.0)	$(12.5)
Other income, net	74.8	61.5
Less: income attributable to noncontrolling interests	59.5	53.2
Net loss	$(0.7)	$(4.2)
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Three Months Ended December 31,
(in millions)	2025	2024
Operating cash flows	$(255.1)	$(145.2)
Investing cash flows	(317.2)	(656.5)
Financing cash flows	487.4	87.9
Net cash used in operating activities increased during the three months ended December 31, 2025 primarily due to timing of cash payments and receipts, reflected in changes in accounts payable and accrued expenses and receivables partially offset by lower payments for incentive compensation and accounts payable and accrued expenses of CIPs. Net cash used in investing activities decreased primarily due to lower net purchases of investments, proceeds from the sale of property, plant and equipment and lower net purchases of investments by collateralized loan obligations (“CLOs”) partially offset by cash paid for an acquisition in the current year. Net cash provided by financing activities increased primarily due to higher net proceeds on debt of CIPs partially offset by lower net subscriptions in CIPs by noncontrolling interests.
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

Our liquid assets and debt consisted of the following:

(in millions)	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$2,636.6	$3,050.1
Receivables	1,281.2	1,228.6
Investments	1,221.1	1,367.5
Total Liquid Assets	$5,138.9	$5,646.2

Liability
Debt	$2,357.3	$2,362.0
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at December 31, 2025 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At December 31, 2025, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,188.9 million. At December 31, 2025, Legg Mason’s outstanding senior notes had an aggregate principal amount due of $1,000.0 million. The notes have fixed interest rates from 4.750% to 5.625% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized premium, of $1,168.4 million at December 31, 2025. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. We intend to repay the $450 million 4.750% senior notes due March 2026 from existing cash and other sources of liquidity.
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

On December 11, 2025, we entered into a Joinder and Commitment Increase Agreement (the “Joinder Agreement”) which amends the Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of April 30, 2025. Pursuant to the Joinder Agreement, the aggregate commitments have increased by $400.0 million such that the total aggregate commitments under the Credit Agreement are $1.5 billion.
On January 8, 2026, we borrowed $150.0 million under the Credit Agreement. The borrowing remains outstanding at the time of this filing and the proceeds were used for general corporate purposes. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points and a Term SOFR adjustment of 10 basis points. The Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. We were in compliance with all debt covenants at December 31, 2025.
At December 31, 2025, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.33 per share during the three months ended December 31, 2025 and $0.32 per share during the three months ended December 31, 2024. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three months ended December 31, 2025, we repurchased 1.8 million shares of our common stock at a cost of $41.9 million and we repurchased 0.3 million shares of our common stock at a cost of $5.8 million in the prior year period. In December 2025, our Board of Directors authorized the repurchase of up to an additional 20.8 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date. At December 31, 2025, 38.3 million shares remained available for repurchase under this authorization.
On October 1, 2025, we completed the acquisition of Apera Asset Management for cash consideration of €65.2 million net of closing adjustments, funded from existing cash. In addition, we will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on achieving revenue targets.
As part of our acquisition of Putnam, which closed on January 1, 2024, we will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West Lifeco, Inc. which will be recognized in operating income.
While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. We have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant additional financial or other support to our sponsored funds during the three months ended December 31, 2025.

Our cash, cash equivalents and investments portfolio by asset class and accounting classification at December 31, 2025, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$2,672.1	$—	$—	$—	$—	$2,672.1
Investments
Alternative	—	451.9	726.4	168.6	633.8	1,980.7
Equity	—	344.1	224.7	167.5	214.8	951.1
Fixed Income	—	211.6	54.3	34.9	113.5	414.3
Multi-Asset	—	55.4	(0.4)	—	124.8	179.8
Total investments	—	1,063.0	1,005.0	371.0	1,086.9	3,525.9
Total Cash and Cash Equivalents and Investments[2,3]	$2,672.1	$1,063.0	$1,005.0	$371.0	$1,086.9	$6,198.0

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2025 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,429.5 million maintained for operational activities, including investments in sponsored funds and other products, and $452.8 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $365 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $352 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $440 million of cash and investments related to deferred compensation plans.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions are affected by our application of accounting policies. Further, concerns about the global economic outlook have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Actual results could differ from the estimates. Described below are the updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2025.
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
Subsequent to the annual impairment tests performed as of August 1, 2025, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the three months ended December 31, 2025, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of December 31, 2025, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were no transfers into and $16.8 million transfers out of Level 3 during the three months ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended December 31, 2025, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2025.
Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 10 – Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes from the Risk Factors previously disclosed in our last Annual Report on Form 10-K for fiscal year 2025. These Risk Factors could materially and adversely affect our business, financial condition and results of operations, and our business also could be impacted by other risk factors that are not presently known to us or that we currently consider to be immaterial. Further, our disclosure of a risk should not be interpreted to imply that the risk has not already developed or materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended December 31, 2025.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2025	14,641	$22.76	14,641	19,235,048
November 2025	32,127	22.25	32,127	19,202,921
December 2025	1,705,614	23.93	1,705,614	38,297,307
Total	1,752,382		1,752,382
Under our stock repurchase program, which is not subject to an expiration date, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. In order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, we may repurchase shares under our program using a net stock issuance method. In December 2025, our Board of Directors authorized the repurchase of up to an additional 20.8 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

10.1
Joinder and Commitment Increase Agreement, dated as of December 11, 2025, by and among Franklin Resources, Inc., as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2025 (File No. 001-09318)

10.2	Non-Employee Director Compensation as of December 17, 2025 (filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	January 30, 2026	By:	/s/ Matthew Nicholls
Matthew Nicholls
Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	January 30, 2026	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)