Form 10-Q
period 2026-03-31
FRANKLIN RESOURCES INC
filed 2026-04-28
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at April 22, 2026: 519,637,162.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share data)	2026	2025	2026	2025
Operating Revenues
Investment management fees	$1,819.3	$1,673.6	$3,667.2	$3,472.9
Sales and distribution fees	396.6	364.9	785.3	740.4
Shareholder servicing fees	69.0	61.9	139.9	125.4
Other	10.0	11.0	29.6	24.3
Total operating revenues	2,294.9	2,111.4	4,622.0	4,363.0
Operating Expenses
Compensation and benefits	964.7	920.0	1,995.4	1,911.4
Sales, distribution and marketing	544.0	498.1	1,084.9	1,010.4
Information systems and technology	157.6	158.7	314.6	314.7
Occupancy	67.1	69.3	133.9	144.4
Amortization of intangible assets	50.6	112.5	105.7	225.1
Impairment of intangible assets	—	24.4	—	24.4
General, administrative and other	187.6	182.8	383.2	368.0
Total operating expenses	1,971.6	1,965.8	4,017.7	3,998.4
Operating Income	323.3	145.6	604.3	364.6
Other Income (Expenses)
Investment and other income, net	56.0	94.1	136.3	104.6
Interest expense	(19.9)	(20.8)	(40.3)	(43.9)
Investment and other income (losses) of consolidated investment products, net	96.5	(164.7)	221.4	(50.6)
Expenses of consolidated investment products	(10.2)	(11.5)	(24.2)	(18.8)
Other income (expenses), net	122.4	(102.9)	293.2	(8.7)
Income before taxes	445.7	42.7	897.5	355.9
Taxes on income	99.1	31.1	204.1	112.2
Net income	346.6	11.6	693.4	243.7
Less: net income (loss) attributable to
Redeemable noncontrolling interests	23.9	(158.4)	63.6	(108.8)
Nonredeemable noncontrolling interests	54.5	18.6	106.1	37.5
Net Income Attributable to Franklin Resources, Inc.	$268.2	$151.4	$523.7	$315.0

Earnings per Share
Basic	$0.49	$0.26	$0.95	$0.55
Diluted	0.49	0.26	0.95	0.55

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Income	$346.6	$11.6	$693.4	$243.7
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(40.8)	28.5	(41.9)	(76.6)
Net unrealized losses on defined benefit plans, net of tax	—	(3.1)	—	(2.8)
Total other comprehensive income (loss)	(40.8)	25.4	(41.9)	(79.4)
Total comprehensive income	305.8	37.0	651.5	164.3
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	23.9	(158.4)	63.6	(108.8)
Nonredeemable noncontrolling interests	54.5	18.6	106.1	37.5
Comprehensive Income Attributable to Franklin Resources, Inc.	$227.4	$176.8	$481.8	$235.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	March 31, 2026	September 30, 2025
Assets
Cash and cash equivalents	$2,571.5	$3,088.1
Receivables	1,426.2	1,541.7
Investments (including $1,118.3 and $1,179.5 at fair value at March 31, 2026 and September 30, 2025)	2,569.7	2,374.0
Assets of consolidated investment products
Cash and cash equivalents	997.5	485.8
Investments, at fair value	13,810.2	12,278.8
Property and equipment, net	903.6	949.1
Goodwill	6,295.6	6,206.0
Intangible assets, net	4,091.4	4,166.0
Operating lease right-of-use assets	763.0	764.3
Other	681.1	514.5
Total Assets	$34,109.8	$32,368.3

Liabilities
Compensation and benefits	$1,387.0	$1,760.3
Accounts payable and accrued expenses	585.4	615.4
Debt	2,253.3	2,362.0
Liabilities of consolidated investment products
Accounts payable and accrued expenses	700.4	1,063.0
Debt	12,153.1	9,937.3
Deferred tax liabilities	337.2	261.6
Operating lease liabilities	987.7	1,000.6
Other	1,090.4	1,179.3
Total liabilities	19,494.5	18,179.5
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,478.9	1,182.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 519,620,511 and 520,951,796 shares issued and outstanding at March 31, 2026 and September 30, 2025	52.0	52.1
Capital in excess of par	999.9	956.8
Retained earnings	11,560.9	11,516.0
Accumulated other comprehensive loss	(489.0)	(447.1)
Total Franklin Resources, Inc. stockholders’ equity	12,123.8	12,077.8
Nonredeemable noncontrolling interests	1,012.6	929.0
Total stockholders’ equity	13,136.4	13,006.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$34,109.8	$32,368.3
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2026	Shares	Amount
Balance at October 1, 2025	521.0	$52.1	$956.8	$11,516.0	$(447.1)	$12,077.8	$929.0	$13,006.8
Adoption of new accounting guidance				25.3		25.3		25.3
Net income				255.5		255.5	51.6	307.1
Other comprehensive loss					(1.1)	(1.1)		(1.1)
Dividends declared on common stock ($0.33 per share)				(177.6)		(177.6)		(177.6)
Repurchase of common stock	(1.8)	(0.2)	(41.7)	—		(41.9)		(41.9)
Issuance of common stock	0.8	0.1	28.8			28.9		28.9
Stock-based compensation			47.1			47.1		47.1
Net subscriptions and other							17.2	17.2
Net deconsolidation of investment products							(32.2)	(32.2)
Adjustment to fair value of redeemable noncontrolling interests				(79.1)		(79.1)		(79.1)
Balance at December 31, 2025	520.0	$52.0	$991.0	$11,540.1	$(448.2)	$12,134.9	$965.6	$13,100.5
Net income				268.2		268.2	54.5	322.7
Other comprehensive loss					(40.8)	(40.8)		(40.8)
Dividends declared on common stock ($0.33 per share)				(177.5)		(177.5)		(177.5)
Repurchase of common stock	(2.3)	(0.2)	(56.9)	—		(57.1)		(57.1)
Issuance of common stock	1.9	0.2	54.7			54.9		54.9
Stock-based compensation			11.1			11.1		11.1
Net subscriptions and other							149.9	149.9
Net deconsolidation of investment products							(157.4)	(157.4)
Adjustment to fair value of redeemable noncontrolling interests				(69.9)		(69.9)		(69.9)
Balance at March 31, 2026	519.6	$52.0	$999.9	$11,560.9	$(489.0)	$12,123.8	$1,012.6	$13,136.4
See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the six months ended March 31, 2025	Shares	Amount
Balance at October 1, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				163.6		163.6	18.9	182.5
Other comprehensive loss					(104.8)	(104.8)		(104.8)
Dividends declared on common stock ($0.32 per share)				(173.6)		(173.6)		(173.6)
Repurchase of common stock	(0.3)	—	(5.8)	—		(5.8)		(5.8)
Issuance of common stock	0.7	—	21.5			21.5		21.5
Stock-based compensation			51.6			51.6		51.6
Net subscriptions and other							13.1	13.1
Net consolidation of investment products							4.7	4.7
Adjustment to fair value of redeemable noncontrolling interests				1.5		1.5		1.5
Balance at December 31, 2024	524.0	$52.4	$1,014.9	$11,919.1	$(524.3)	$12,462.1	$771.6	$13,233.7
Net income				151.4		151.4	18.6	170.0
Other comprehensive income					25.4	25.4		25.4
Dividends declared on common stock ($0.32 per share)				(173.5)		(173.5)		(173.5)
Repurchase of common stock	(0.5)	(0.1)	(9.9)	—		(10.0)		(10.0)
Issuance of common stock	1.9	0.2	44.7			44.9		44.9
Stock-based compensation			12.7			12.7		12.7
Net subscriptions and other							38.4	38.4
Net deconsolidation of investment products							(13.5)	(13.5)
Adjustment to fair value of redeemable noncontrolling interests				(167.0)		(167.0)		(167.0)
Balance at March 31, 2025	525.4	$52.5	$1,062.4	$11,730.0	$(498.9)	$12,346.0	$815.1	$13,161.1
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended March 31,
(in millions)	2026	2025
Net Income	$693.4	$243.7
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	128.4	119.9
Amortization of deferred sales commissions	48.1	39.0
Depreciation and other amortization	58.2	60.7
Amortization of intangible assets	105.7	225.1
Impairment of intangible assets	—	24.4
Net losses on investments	29.3	10.3
Income from investments in equity method investees	(35.8)	(15.5)
Net (gains) losses on investments of consolidated investment products	(106.2)	101.8
Net purchase of investments by consolidated investment products	(473.4)	(230.7)
Deferred income taxes	92.3	(39.9)
Other	39.3	139.2
Changes in operating assets and liabilities:
Increase in receivables and other assets	(330.6)	(48.2)
Decrease (increase) in investments, net	(4.1)	3.3
Decrease in accrued compensation and benefits	(377.9)	(488.0)
Decrease in accounts payable, accrued expenses and other liabilities	(149.3)	(300.1)
Decrease in accounts payable and accrued expenses of consolidated investment products	(0.1)	(40.3)
Net cash used in operating activities	(282.7)	(195.3)
Purchase of investments	(633.6)	(545.1)
Liquidation of investments	456.6	480.2
Purchase of investments by consolidated collateralized loan obligations	(3,944.8)	(3,199.4)
Liquidation of investments by consolidated collateralized loan obligations	2,510.2	2,357.1
Proceeds from sale (additions) of property and equipment, net	4.5	(109.3)
Acquisition, net of cash acquired	(69.7)	—
Net consolidation (deconsolidation) of investment products	0.9	(4.1)
Net cash used in investing activities	(1,675.9)	(1,020.6)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Six Months Ended March 31,
(in millions)	2026	2025
Issuance of common stock	$13.0	$10.2
Dividends paid on common stock	(346.6)	(339.4)
Repurchase of common stock	(99.0)	(15.8)
Proceeds from debt	500.0	300.0
Payment on debt	(600.0)	(400.0)
Proceeds from repurchase agreement	0.5	41.2
Payments on repurchase agreement	(9.8)	(32.4)
Proceeds from debt of consolidated investment products	4,601.3	3,266.5
Payments on debt of consolidated investment products	(2,687.2)	(2,596.9)
Payments on contingent consideration liabilities	—	(0.7)
Noncontrolling interests	606.3	147.6
Net cash provided by financing activities	1,978.5	380.3
Effect of exchange rate changes on cash and cash equivalents	(24.8)	(34.2)
Decrease in cash and cash equivalents	(4.9)	(869.8)
Cash and cash equivalents, beginning of period	3,573.9	4,408.9
Cash and Cash Equivalents, End of Period	$3,569.0	$3,539.1

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$388.7	$402.3
Cash paid for interest	47.3	49.2
Cash paid for interest by consolidated investment products	352.9	403.7
Non-cash purchase of investments	20.0	—

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Revision to previously issued financial statements
During the quarter ended March 31, 2026, the Company identified that the amount reported in the supplemental disclosure of cash flow information in its consolidated statement of cash flows for cash paid for income taxes for the six month period ended March 31, 2025 was understated by $185.2 million, and the correct amount for that period was $402.3 million.
There is no impact on net income attributable to the Company, earnings per share, total assets, total liabilities, retained earnings, total shareholders’ equity or operating cash flow activities. There is no impact on the financial results attributable to the Company’s shareholders. The Company has determined this did not result in a material misstatement to its previously issued consolidated financial statements. Nonetheless, for comparability, the Company has revised the comparative prior period amounts included in the consolidated statements of cash flows.
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

Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income attributable to Franklin Resources, Inc.	$268.2	$151.4	$523.7	$315.0
Less: allocation of earnings to participating nonvested stock and stock unit awards	16.3	14.3	32.5	29.7
Net Income Available to Common Stockholders	$251.9	$137.1	$491.2	$285.3

Weighted-average shares outstanding – basic	517.5	519.1	517.5	518.3
Dilutive effect of nonparticipating nonvested stock unit awards	0.7	0.8	0.8	0.7
Weighted-Average Shares Outstanding – Diluted	518.2	519.9	518.3	519.0

Earnings per Share
Basic	$0.49	$0.26	$0.95	$0.55
Diluted	0.49	0.26	0.95	0.55
There were no nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended March 31, 2026 and 2025.
Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2026
Investment management fees	$1,333.6	$246.1	$88.6	$62.8	$88.2	$1,819.3
Sales and distribution fees	266.3	111.5	8.0	10.1	0.7	396.6
Shareholder servicing fees	60.2	8.3	0.4	0.1	—	69.0
Other	9.5	—	0.4	—	0.1	10.0
Total	$1,669.6	$365.9	$97.4	$73.0	$89.0	$2,294.9

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2026
Investment management fees	$2,697.4	$492.0	$170.5	$127.1	$180.2	$3,667.2
Sales and distribution fees	535.0	214.8	14.0	20.3	1.2	785.3
Shareholder servicing fees	122.4	16.5	0.9	0.1	—	139.9
Other	28.5	—	0.9	—	0.2	29.6
Total	$3,383.3	$723.3	$186.3	$147.5	$181.6	$4,622.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended March 31, 2025
Investment management fees	$1,272.4	$215.9	$71.5	$49.2	$64.6	$1,673.6
Sales and distribution fees	259.2	89.6	6.4	9.6	0.1	364.9
Shareholder servicing fees	53.7	7.7	0.4	0.1	—	61.9
Other	10.8	—	0.2	—	—	11.0
Total	$1,596.1	$313.2	$78.5	$58.9	$64.7	$2,111.4

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the six months ended March 31, 2025
Investment management fees	$2,633.8	$439.8	$147.3	$102.8	$149.2	$3,472.9
Sales and distribution fees	526.3	183.0	11.3	19.6	0.2	740.4
Shareholder servicing fees	108.8	15.7	0.8	0.1	—	125.4
Other	23.9	—	0.4	—	—	24.3
Total	$3,292.8	$638.5	$159.8	$122.5	$149.4	$4,363.0
Operating revenues are attributed to geographic areas based on the jurisdiction of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold and domicile of the fund vehicle or client.
Revenues earned from sponsored funds were 84% of the Company’s total operating revenues for the three and six months ended March 31, 2026 and 83% for the three and six months ended March 31, 2025.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	March 31, 2026	September 30, 2025
Investments, at fair value
Sponsored funds and separate accounts	$721.6	$809.6
Investments related to long-term incentive plans	293.3	288.1
Other equity and debt investments	103.4	81.8
Total investments, at fair value	1,118.3	1,179.5
Investments in equity method investees	1,055.1	893.9
Other investments	396.3	300.6
Total	$2,569.7	$2,374.0
The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of March 31, 2026 and September 30, 2025, other liabilities includes repurchase agreements of $189.4 million and $200.5 million with investments of $191.8 million and $206.4 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2039.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2026
Assets
Investments, at fair value
Sponsored funds and separate accounts	$456.2	$224.9	$3.3	$37.2	$721.6
Investments related to long-term incentive plans	270.6	0.4	—	22.3	293.3
Other equity and debt investments	15.3	12.5	1.6	28.9	58.3
Crypto assets	6.2	4.9	—	—	11.1
Total Assets Measured at Fair Value	$748.3	$242.7	$4.9	$88.4	$1,084.3

Liabilities
Securities sold short	$229.1	$—	$—	$—	$229.1
Contingent consideration liabilities	—	—	29.8	—	29.8
Total Liabilities Measured at Fair Value	$229.1	$—	$29.8	$—	$258.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$463.9	$305.2	$2.2	$38.3	$809.6
Investments related to long-term incentive plans	253.4	3.3	—	31.4	288.1
Other equity and debt investments	12.4	9.4	1.8	29.2	52.8
Total Assets Measured at Fair Value	$729.7	$317.9	$4.0	$98.9	$1,150.5

Liabilities
Securities sold short	$193.7	$—	$—	$—	$193.7
Contingent consideration liabilities	—	—	20.4	—	20.4
Total Liabilities Measured at Fair Value	$193.7	$—	$20.4	$—	$214.1
As of March 31, 2026 and September 30, 2025, there were $45.1 million and $29.0 million of other investments which were adjusted to fair value on a nonrecurring basis and excluded from the tables above.

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)	March 31, 2026	September 30, 2025
Nonredeemable investments[1]
Investments with known liquidation periods	$18.0	$19.7
Investments with unknown liquidation periods	14.5	15.2

Redeemable investments[2]	55.9	64.0

Unfunded commitments	12.9	13.3
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 2.1 years and 2.2 years at March 31, 2026 and September 30, 2025.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2026		September 30, 2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$2,571.5	$2,571.5	$3,088.1	$3,088.1
Other investments
Time deposits	2	8.3	8.3	9.2	9.2
Equity securities	3	388.0	388.0	291.4	291.4

Financial Liability
Debt	2	$2,253.3	$1,851.2	$2,362.0	$1,970.9

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”).
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	March 31, 2026	September 30, 2025
Assets
Cash and cash equivalents	$997.5	$485.8
Receivables	108.5	313.1
Investments, at fair value	13,810.2	12,278.8
Total Assets	$14,916.2	$13,077.7

Liabilities
Accounts payable and accrued expenses	$700.4	$1,063.0
Debt	12,153.1	9,937.3
Other liabilities	16.8	17.5
Total liabilities	12,870.3	11,017.8
Redeemable Noncontrolling Interests	397.0	289.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,054.2	1,220.6
Nonredeemable noncontrolling interests	594.7	549.7
Total stockholders’ equity	1,648.9	1,770.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$14,916.2	$13,077.7
The consolidation of CIPs did not have a significant impact on net income attributable to the Company during the three and six months ended March 31, 2026 and 2025.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of March 31, 2026
Assets
Cash and cash equivalents of CLOs	$929.2	$—	$—	$—	$929.2
Receivables of CLOs	—	82.2	—	—	82.2
Investments
Equity and debt securities	517.0	699.4	673.3	106.1	1,995.8
Loans	—	11,793.8	20.6	—	11,814.4
Total Assets Measured at Fair Value	$1,446.2	$12,575.4	$693.9	$106.1	$14,821.6

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Cash and cash equivalents of CLOs	$472.1	$—	$—	$—	$472.1
Receivables of CLOs	—	113.0	—	—	113.0
Investments
Equity and debt securities	393.2	731.5	601.0	189.1	1,914.8
Loans	—	10,354.1	9.9	—	10,364.0
Total Assets Measured at Fair Value	$865.3	$11,198.6	$610.9	$189.1	$12,863.9
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund and nonredeemable private debt and equity funds. These investments were as follows:

(in millions)	March 31, 2026	September 30, 2025
Redeemable investments[1]	$82.4	$74.4

Nonredeemable investments[2]
Investments with unknown liquidation periods	23.7	114.7

Unfunded commitments[3]	15.7	14.0
_______________
1Investments are redeemable on a monthly basis and liquidation periods are unknown.
2The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
3Of the total unfunded commitments, the Company was contractually obligated to fund $6.7 million and $5.3 million based on its ownership percentage in the CIPs at March 31, 2026 and September 30, 2025.

Changes in Level 3 assets of equity and debt securities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$595.1	$573.5	$601.0	$550.1
Gains included in investment and other income (losses) of consolidated investment products, net	66.9	2.3	95.7	24.3
Purchases	27.2	10.9	44.6	20.1
Sales	(15.9)	(2.7)	(19.1)	(14.3)
Net (deconsolidations) consolidations	—	—	(32.1)	3.8
Transfers into Level 3	—	0.2	—	0.2
Transfers out of Level 3	—	(39.2)	(16.8)	(39.2)
Balance at End of Period	$673.3	$545.0	$673.3	$545.0
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$66.5	$(17.1)	$78.0	$2.8

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of March 31, 2026	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$408.6	Market pricing	Private sale pricing	$0.01–$4,210.00 ($567.37) per share
			Discount for lack of marketability	25.0%–75.0% (34.8%)
	184.3	Market comparable companies	Enterprise value/ Revenue multiple	1.6–21.7 (7.5)
			Discount for lack of marketability	5.3%–9.6% (8.3%)
	54.2	Discounted cash flow	Discount rate	6.6%–14.3% (7.1%)
	26.2	Option pricing model	Volatility	16.8%–41.3% (30.9%)
			Discount for lack of marketability	4.7%–10.4% (7.9%)

(in millions)
as of September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$302.0	Market pricing	Private sale pricing	$0.27–$2,120.00 ($176.53) per share
			Discount for lack of marketability	5.0%–75.0% (23.9%)
	225.9	Market comparable companies	Enterprise value/ Revenue multiple	1.4–21.0 (9.5)
			Discount for lack of marketability	6.0%–11.0% (8.5%)
	54.4	Discounted cash flow	Discount rate	6.5%–13.0% (6.8%)
	18.7	Option pricing model	Volatility	34.0%–60.9% (38.2%)
			Discount for lack of marketability	9.1%–13.5% (9.4%)
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

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	March 31, 2026		September 30, 2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$68.3	$68.3	$13.7	$13.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$12,153.1	$12,011.0	$9,937.3	$9,786.0
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $12,153.1 million and $9,937.3 million at March 31, 2026 and September 30, 2025. The debt had fixed and floating interest rates based on Secured Overnight Financing Rate (“SOFR”) ranging from 2.39% to 11.90% with a weighted-average effective interest rate of 5.58% at March 31, 2026, and from 2.39% to 12.26% based on SOFR and Euro Interbank Offered Rate with a weighted-average effective interest rate of 6.00% at September 30, 2025.
The contractual maturities for the debt of CLOs at March 31, 2026 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2026 (remainder of year)	$291.4
2027	—
2028	—
2029	—
2030	—
Thereafter	11,861.7
Total	$12,153.1
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	March 31, 2026	September 30, 2025
Unpaid principal balance	$12,213.6	$10,641.0
Difference between unpaid principal balance and fair value	(99.1)	(43.3)
Fair Value	$12,114.5	$10,597.7
Investments 90 days or more past due were immaterial at March 31, 2026 and September 30, 2025.
The Company recognized $3.7 million and $14.9 million of net gains during the three and six months ended March 31, 2026 and $15.6 million and $27.3 million of net gains during the three and six months ended March 31, 2025, related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $12,258.5 million and $9,958.6 million at March 31, 2026 and September 30, 2025.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2026			2025
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended March 31,
Balance at beginning of period	$311.8	$980.1	$1,291.9	$1,466.5	$639.5	$2,106.0
Net income (loss)	12.2	11.7	23.9	(167.4)	9.0	(158.4)
Net subscriptions (distributions) and other	331.3	20.2	351.5	(50.5)	5.3	(45.2)
Net deconsolidations	(258.3)	—	(258.3)	(52.5)	—	(52.5)
Adjustment to fair value	—	69.9	69.9	—	167.0	167.0
Balance at End of Period	$397.0	$1,081.9	$1,478.9	$1,196.1	$820.8	$2,016.9

(in millions)	2026			2025
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the six months ended March 31,
Balance at beginning of period	$289.6	$892.4	$1,182.0	$687.8	$634.0	$1,321.8
Net income (loss)	38.3	25.3	63.6	(128.5)	19.7	(108.8)
Net subscriptions (distributions) and other	491.9	(17.6)	474.3	125.1	1.6	126.7
Net consolidations (deconsolidations)	(422.8)	—	(422.8)	511.7	—	511.7
Acquisition	—	32.8	32.8	—	—	—
Adjustment to fair value	—	149.0	149.0	—	165.5	165.5
Balance at End of Period	$397.0	$1,081.9	$1,478.9	$1,196.1	$820.8	$2,016.9
Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	March 31, 2026	September 30, 2025
Investments	$1,435.8	$1,274.5
Receivables	239.2	225.1
Total	$1,675.0	$1,499.6
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide additional financial or other support to its sponsored funds assessed as VIEs during the six months ended March 31, 2026 or fiscal year 2025.

Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. During the six months ended March 31, 2026, there were no significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2025.
Western Asset Management Investigations and Litigation. As previously disclosed, the Company launched an internal investigation into certain trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts. WAM received notification of parallel investigations by the SEC and the U.S. Department of Justice (“DOJ”). WAM also received notice of an investigation into these trading activities by the CFTC. The Company and WAM have fully cooperated with these investigations. As previously disclosed, the CFTC informed WAM that it closed its investigation. The Company has also previously disclosed that it was informed by the DOJ that it is prepared to resolve its investigation through a disposition that does not require the filing of any criminal charges against WAM. The DOJ further informed the Company that as it continues the ongoing resolution discussions, which, as the DOJ noted, has required additional time to complete due to circumstances not attributable to WAM, it appreciates WAM’s commitment to full cooperation with the investigation. The Company continues to cooperate with the SEC investigation, which remains ongoing.
Ken Leech, the former co-Chief Investment Officer of WAM, received a “Wells Notice” from the staff of the SEC in August 2024, and was placed on administrative leave at that time. Mr. Leech retired and is no longer with the Company, as previously disclosed. On November 25, 2024, the SEC filed a complaint in the United States District Court for the Southern District of New York against Mr. Leech alleging violations of certain laws related to trade allocations. Concurrently, the DOJ filed an indictment with the United States District Court for the Southern District of New York against Mr. Leech for similar allegations and for false statements made to the SEC. The trial is scheduled to begin on June 15, 2026.
On July 3, 2025, Franklin, WAM and Ken Leech were named as defendants in a lawsuit filed by the Western PA Electrical Employees Insurance Trust Fund in the U.S. District Court for the Western District of Pennsylvania seeking class certification on behalf of shareholders of two funds managed by WAM for the period January 1, 2021 through October 31, 2023. On December 19, 2025, Abilene Firemen’s Relief and Retirement Fund was named the lead plaintiff in the action and effective January 9, 2026, the case was transferred to the U.S. District Court for the Central District of California. The plaintiffs filed an amended complaint on March 16, 2026, which, among other things, expanded the alleged class period through November 25, 2024, and named as additional defendants certain Franklin and WAM executives. The plaintiffs are pursuing claims under the Securities Exchange Act of 1934 against all defendants in connection with trade allocations made by Mr. Leech in that period that are also the subject of the investigations reported above. The plaintiffs are seeking, among other things, damages, interest, and costs and expenses, including attorneys’ fees.
Franklin Templeton 401(k) Retirement Plan Litigation. On July 22, 2025, Franklin and the Franklin Templeton 401(k) Retirement Plan Committee were named as defendants in a lawsuit filed by certain former employees in the U.S. District Court for the Northern District of California. On November 10, 2025, the plaintiffs filed an amended complaint adding as defendants the Franklin Templeton 401(k) Retirement Plan Investment Committee and Gallagher Fiduciary Advisors, LLC. The plaintiffs seek to represent a class of participants and beneficiaries of the Franklin Templeton 401(k) Retirement Plan (the “Plan”) who were invested in funds managed by the Company at any time on or after July 22, 2019. The plaintiffs are pursuing claims under the Employee Retirement Income Security Act of 1974 for alleged breaches of fiduciary duties and failure to monitor the Plan fiduciaries in connection with the Plan’s inclusion of certain proprietary funds as investment options. The plaintiffs are seeking, among other things, damages, disgorgement, removal of certain investments from the Plan, removal and replacement of the Plan’s fiduciaries, attorneys’ fees and costs, and pre-judgment interest. On April 17, 2026, the court denied the Franklin defendants’ motion to dismiss.
The lawsuits reported above against the Company are in their early stages. Management believes the claims made in the lawsuits are without merit and the Company intends to defend against them vigorously. The Company cannot predict the outcome of these lawsuits or estimate any reasonably possible loss or range of loss that may arise from any negative outcome.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of March 31, 2026 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.

Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, an adequate accrual has been made as of March 31, 2026 to provide for any probable losses pursuant to such indemnification agreements and/or guarantees.
Other Commitments and Contingencies
At March 31, 2026, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2025.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the six months ended March 31, 2026
Nonvested balance at October 1, 2025	14,959	353	15,312	$22.81
Granted	8,658	176	8,834	22.65
Vested	(1,973)	(180)	(2,153)	26.69
Forfeited/canceled	(273)	—	(273)	18.28
Nonvested Balance at March 31, 2026	21,371	349	21,720	$22.42
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $248.6 million at March 31, 2026. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Dividend and interest income	$38.7	$19.4	$93.3	$62.5
Gains (losses) on investments, net	(20.7)	46.8	(29.3)	(10.3)
Income from investments in equity method investees	24.3	23.1	35.8	15.5
Losses on crypto assets, net	(12.4)	—	(18.8)	—
Rental income	11.6	10.9	22.9	22.1
Foreign currency exchange gains (losses), net	1.5	(7.5)	(2.5)	7.0
Other, net	13.0	1.4	34.9	7.8
Investment and other income, net	$56.0	$94.1	$136.3	$104.6
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $(43.4) million and $(55.4) million for the three and six months ended March 31, 2026 and $82.7 million and $(1.0) million for the three and six months ended March 31, 2025.

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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries, including the Western Asset Management (“WAM”) investigations described under the heading “Risk Factors” and in “Note 15 - Commitments and Contingencies” to our audited financial statements contained in our Annual Report on Form 10-K for fiscal year 2025, and in “Note 10 - Commitments and Contingencies” to our unaudited interim financial statements contained in this Form 10-Q, may result in additional costs, monetary judgments, settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our investment groups. In addition, these matters may cause reputational harm to us or our investment groups and could result in additional expenses and collateral costs, outflows of assets under management or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
During our second fiscal quarter, U.S. and global equity markets declined amid heightened volatility, driven by the escalation of geopolitical tensions in the Middle East, rising energy and gas prices, and renewed inflation concerns. The S&P 500 Index and the MSCI World Index decreased by 4.3% and 3.5%, respectively, for the quarter, and by 1.8% and 0.4% for the fiscal year to date. Global bond markets declined as the Bloomberg Global Aggregate Index decreased 1.1% during the quarter and 0.8% for the fiscal year to date.
Our total AUM at March 31, 2026 was $1,682.1 billion, 1% higher than at September 30, 2025 and 9% higher than at March 31, 2025. Monthly average AUM (“average AUM”) for the three and six months ended March 31, 2026 increased 8% and 5% from the same periods in the prior fiscal year.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2026	2025		2026	2025
Operating revenues	$2,294.9	$2,111.4	9%	$4,622.0	$4,363.0	6%
Operating income	323.3	145.6	122%	604.3	364.6	66%
Operating margin[1]	14.1%	6.9%		13.1%	8.4%

Net income attributable to Franklin Resources, Inc.	$268.2	$151.4	77%	$523.7	$315.0	66%
Diluted earnings per share	0.49	0.26	88%	0.95	0.55	73%

As adjusted (non-GAAP):[2]
Adjusted operating income	$474.6	$377.2	26%	$911.9	$790.0	15%
Adjusted operating margin	27.1%	23.4%		26.1%	24.0%

Adjusted net income	$384.5	$254.4	51%	$762.9	$574.9	33%
Adjusted diluted earnings per share	0.71	0.47	51%	1.41	1.06	33%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	March 31, 2026	March 31, 2025	Percent Change
Equity	$669.7	$598.1	12%
Fixed Income	434.3	446.0	(3%)
Alternative	282.8	251.8	12%
Multi-Asset	207.5	175.8	18%
Cash Management	87.8	68.9	27%
Total	$1,682.1	$1,540.6	9%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the three months ended March 31,	2026	2025		2026	2025
Equity	$699.6	$619.7	13%	41%	40%
Fixed Income	439.3	456.3	(4%)	26%	29%
Alternative	277.3	250.1	11%	16%	16%
Multi-Asset	205.2	176.3	16%	12%	11%
Cash Management	80.2	68.1	18%	5%	4%
Total	$1,701.6	$1,570.5	8%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing four months.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the six months ended March 31,	2026	2025		2026	2025
Equity	$696.6	$625.1	11%	41%	39%
Fixed Income	438.5	488.9	(10%)	26%	30%
Alternative	272.8	249.6	9%	16%	16%
Multi-Asset	201.2	176.2	14%	12%	11%
Cash Management	80.5	66.5	21%	5%	4%
Total	$1,689.6	$1,606.3	5%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing seven months.
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended March 31,		Six Months Ended March 31,
	2026 [1]	2025	2026 [1]	2025
Beginning AUM	$1,684.0	$1,575.7	$1,661.2	$1,678.6
Long-term inflows	118.2	86.8	236.8	183.7
Long-term outflows	(101.3)	(113.0)	(191.9)	(259.9)
Long-term net flows	16.9	(26.2)	44.9	(76.2)
Cash management net flows	11.4	2.7	10.2	2.7
Total net flows	28.3	(23.5)	55.1	(73.5)
Acquisition	—	—	6.1	—
Net market change, distributions and other	(30.2)	(11.6)	(40.3)	(64.5)
Ending AUM	$1,682.1	$1,540.6	$1,682.1	$1,540.6
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative [1]	Multi-Asset	Cash Management	Total
for the three months ended March 31, 2026
AUM at January 1, 2026	$697.2	$437.7	$273.8	$198.8	$76.5	$1,684.0
Long-term inflows	53.6	31.9	14.3	18.4	—	118.2
Long-term outflows	(58.3)	(32.2)	(1.9)	(8.9)	—	(101.3)
Long-term net flows	(4.7)	(0.3)	12.4	9.5	—	16.9
Cash management net flows	—	—	—	—	11.4	11.4
Total net flows	(4.7)	(0.3)	12.4	9.5	11.4	28.3
Acquisition	—	—	—	—	—	—
Net market change, distributions and other	(22.8)	(3.1)	(3.4)	(0.8)	(0.1)	(30.2)
AUM at March 31, 2026	$669.7	$434.3	$282.8	$207.5	$87.8	$1,682.1
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

AUM decreased $1.9 billion during the three months ended March 31, 2026 due to the negative impact of $30.2 billion of net market change, distributions and other, partially offset by $16.9 billion of long-term net inflows, inclusive of $4.1 billion of long-term net outflows at WAM, and $11.4 billion of cash management net inflows. Long-term net inflows include $3.2 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $17.3 billion of market depreciation and $10.9 billion of distributions. The market depreciation occurred primarily in the equity asset class and reflected negative returns in the global equity markets, partially offset by appreciation in the alternative and multi-asset classes.

Long-term inflows increased 36% to $118.2 billion, as compared to the prior period, driven by higher inflows in equity, multi-asset and fixed income open-end funds, alternative private funds, equity exchange traded funds, multi-asset sub-advised mutual funds, equity and multi-asset separately managed accounts, and fixed income institutional separate accounts. Long-term outflows decreased 10% to $101.3 billion, substantially due to lower outflows across multiple fixed income vehicles at WAM, partially offset by higher outflows in equity open-end funds and exchange traded funds.

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

(in billions)	Equity	Fixed Income	Alternative [1]	Multi-Asset	Cash Management	Total
for the six months ended March 31, 2026
AUM at October 1, 2025	$686.2	$438.7	$263.9	$193.9	$78.5	$1,661.2
Long-term inflows	114.7	65.4	25.1	31.6	—	236.8
Long-term outflows	(99.6)	(68.1)	(6.1)	(18.1)	—	(191.9)
Long-term net flows	15.1	(2.7)	19.0	13.5	—	44.9
Cash management net flows	—	—	—	—	10.2	10.2
Total net flows	15.1	(2.7)	19.0	13.5	10.2	55.1
Acquisition	—	—	6.1	—	—	6.1
Net market change, distributions and other	(31.6)	(1.7)	(6.2)	0.1	(0.9)	(40.3)
AUM at March 31, 2026	$669.7	$434.3	$282.8	$207.5	$87.8	$1,682.1
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

AUM increased $20.9 billion, or 1%, during the six months ended March 31, 2026 due to $44.9 billion of long-term net inflows, inclusive of $10.6 billion of long-term net outflows at WAM, $10.2 billion of cash management net inflows, and $6.1 billion from the acquisition of Apera, partially offset by the negative impact of $40.3 billion of net market change, distributions and other. Long-term net inflows include $32.1 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $54.1 billion of distributions, primarily from the equity and alternative asset classes, partially offset by $16.4 billion of market appreciation. The market appreciation occurred in all asset classes.

Long-term inflows increased 29% to $236.8 billion, as compared to the prior period, driven by higher inflows in equity, multi-asset, and fixed income open-end funds, alternative private funds, equity and fixed income exchange traded funds, fixed income, multi-asset, and equity separately managed accounts, alternative and fixed income institutional separate accounts, and multi-asset and fixed income sub-advised mutual funds, partially offset by lower inflows in equity sub-advised mutual funds. Long-term outflows decreased 26% to $191.9 billion, substantially due to lower outflows across multiple fixed income vehicles at WAM, partially offset by slightly higher outflows in equity and fixed income vehicles across other investment groups.

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
AUM by sales region was as follows:

(in billions)	March 31, 2026	March 31, 2025	Percent Change
United States[1]	$1,187.5	$1,071.3	11%
International
Europe, Middle East and Africa	217.4	183.3	19%
Asia-Pacific[2]	180.1	171.0	5%
Americas, excl. U.S.[1]	97.1	115.0	(16%)
Total international	494.6	469.3	5%
Total	$1,682.1	$1,540.6	9%
_______________
1Effective in fiscal year 2026, Cayman-domiciled money market fund assets are included in United States reflecting the underlying investor base. This change resulted in an 11% reduction of AUM in the Americas, excluding U.S.
2Effective January 1, 2026, Asia-Pacific includes India. Prior periods have been revised to reflect the current presentation.

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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of March 31, 2026	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	49%	56%	53%	58%	40%	40%	39%	55%
Fixed Income	80%	78%	75%	79%	83%	74%	82%	94%
Total AUM[3]	65%	56%	66%	57%	51%	55%	57%	71%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 39%, 39%, 38% and 35% of our total AUM as of March 31, 2026.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 55%, 54%, 54% and 50% of our total AUM as of March 31, 2026.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 17% and 12% of our total AUM at March 31, 2026.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2026	2025		2026	2025
Investment management fees	$1,819.3	$1,673.6	9%	$3,667.2	$3,472.9	6%
Sales and distribution fees	396.6	364.9	9%	785.3	740.4	6%
Shareholder servicing fees	69.0	61.9	11%	139.9	125.4	12%
Other	10.0	11.0	(9%)	29.6	24.3	22%
Total Operating Revenues	$2,294.9	$2,111.4	9%	$4,622.0	$4,363.0	6%

Investment Management Fees
Investment management fees increased $145.7 million and $194.3 million for the three and six months ended March 31, 2026 primarily due to an increase in average equity, multi-asset, and alternative AUM, an increase in performance fees and the acquisition of Apera, partially offset by the impact of WAM outflows.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 41.0 and 40.8 basis points for the three and six months ended March 31, 2026, as compared to 41.4 and 40.7 basis points for the same periods in the prior fiscal year.
Performance fees were $100.8 million and $232.4 million for the three and six months ended March 31, 2026 and $71.9 million and $213.5 million for the same periods in prior fiscal year. The increase for both periods was primarily due to changes in the amount of performance fees earned by our alternative and equity investment groups.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2026	2025		2026	2025
Asset-based fees	$321.0	$297.2	8%	$645.6	$606.3	6%
Sales-based fees	75.6	67.7	12%	139.7	134.1	4%
Sales and Distribution Fees	$396.6	$364.9	9%	$785.3	$740.4	6%
Asset-based distribution fees increased $23.8 million and $39.3 million for the three and six months ended March 31, 2026 primarily due to increases of 6% and 4% in the related average AUM and a higher mix of non-U.S. equity and multi-asset funds and U.S. equity and alternative funds, which generate higher fees.
Sales-based fees increased $7.9 million and $5.6 million for the three and six months ended March 31, 2026, primarily due to increases of 20% and 7% in commissionable sales, partially offset by a higher mix of non-U.S. sales, which generate lower fees.
Shareholder Servicing Fees
Shareholder servicing fees increased $7.1 million and $14.5 million for the three and six months ended March 31, 2026 primarily due to higher levels of related AUM and increased revenue related to fees earned on a contractual basis.
Other
Other revenue increased $5.3 million for the six months ended March 31, 2026 primarily due to higher loan origination fees earned by certain of our alternative investment groups.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2026	2025		2026	2025
Compensation and benefits	$964.7	$920.0	5%	$1,995.4	$1,911.4	4%
Sales, distribution and marketing	544.0	498.1	9%	1,084.9	1,010.4	7%
Information systems and technology	157.6	158.7	(1%)	314.6	314.7	0%
Occupancy	67.1	69.3	(3%)	133.9	144.4	(7%)
Amortization of intangible assets	50.6	112.5	(55%)	105.7	225.1	(53%)
Impairment of intangible assets	—	24.4	NM	—	24.4	NM
General, administrative and other	187.6	182.8	3%	383.2	368.0	4%
Total Operating Expenses	$1,971.6	$1,965.8	0%	$4,017.7	$3,998.4	0%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2026	2025		2026	2025
Salaries, wages and benefits	$457.7	$445.9	3%	$886.2	$869.5	2%
Incentive compensation	415.3	387.0	7%	886.3	826.4	7%
Acquisition-related retention[1]	30.4	34.7	(12%)	66.1	80.5	(18%)
Acquisition-related performance fee pass through[1]	11.7	16.2	(28%)	63.5	85.3	(26%)
Other[1,2]	49.6	36.2	37%	93.3	49.7	88%
Compensation and Benefits Expenses	$964.7	$920.0	5%	$1,995.4	$1,911.4	4%
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
Salaries, wages and benefits increased $11.8 million and $16.7 million for the three and six months ended March 31, 2026, primarily due to annual salary increases, higher post-retirement and employee insurance costs, and the acquisition of Apera, partially offset by the impact of cost savings initiatives.
Incentive compensation increased $28.3 million and $59.9 million for the three and six months ended March 31, 2026, primarily due to higher bonus expense based on expectations of our annual performance, and higher deferred compensation expense for the six month period, partially offset by lower sales-related commissions.
Acquisition-related retention expenses decreased $4.3 million and $14.4 million for the three and six months ended March 31, 2026, primarily due to lower costs associated with recent acquisitions.
Other compensation and benefits increased $13.4 million for the three months ended March 31, 2026, primarily due to a $12.8 million increase in special termination benefits, and increased $43.6 million for the six months ended March 31, 2026, primarily due to a $28.4 million increase in special termination benefits and higher net market gains on investments related to our deferred compensation plans. The special termination benefits increased primarily due to higher costs associated with workforce optimization initiatives.
At March 31, 2026, our global workforce remained flat at approximately 10,000 employees, as compared to March 31, 2025.

Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2026	2025		2026	2025
Asset-based expenses	$447.8	$411.4	9%	$905.6	$839.6	8%
Sales-based expenses	70.9	67.9	4%	131.2	131.8	0%
Amortization of deferred sales commissions	25.3	18.8	35%	48.1	39.0	23%
Sales, Distribution and Marketing	$544.0	$498.1	9%	$1,084.9	$1,010.4	7%
Asset-based expenses increased $36.4 million and $66.0 million for the three and six months ended March 31, 2026 primarily due to increases of 7% and 6% in the related average AUM, higher marketing support fees, and a higher mix of non-U.S. equity and multi-asset funds and U.S. equity and alternative funds, which incur higher fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $3.0 million for the three months ended March 31, 2026 primarily due to an increase of 20% in commissionable sales, partially offset by a higher mix of non-U.S. sales, and decreased $0.6 million for the six months ended March 31, 2026 primarily due to a higher mix of non-U.S. sales, partially offset by an increase of 7% in commissionable sales and lower sales-based marketing support fees.
Occupancy

Occupancy expenses decreased $2.2 million and $10.5 million for the three and six months ended March 31, 2026, primarily due to consolidation of our office space in New York City.
Information Systems and Technology

Information systems and technology expenses decreased $1.1 million and $0.1 million for the three and six months ended March 31, 2026, primarily due to lower technology consulting and spending related to strategic initiatives, substantially offset by higher costs for software and external data services.
Amortization of Intangible Assets

Amortization of intangible assets decreased $61.9 million and $119.4 million for the three and six months ended March 31, 2026, primarily due to intangible assets which became fully amortized during the prior fiscal year, partially offset by an increase in amortization due to the reclassification of certain indefinite-lived intangible assets to definite lived intangible assets and a reduction in the useful lives of certain definite-lived intangible assets related to trade names.
Impairment of intangible assets
During the three months ended March 31, 2025, we recognized an impairment charge of $24.4 million related to certain indefinite-lived intangible assets for acquired mutual fund investment management contracts.
General, Administrative and Other
General, administrative and other operating expenses increased $4.8 million and $15.2 million for the three and six months ended March 31, 2026. The increase for the three months ended March 31, 2026 was primarily due to an increase of $11.6 million in legal and other professional fees, driven by a $7.6 million decrease in insurance recoveries, and an increase of $2.4 million in fund-related expenses, driven by higher transfer agency and sub-advisory expenses, partially offset by lower fund administration costs and lower placement and platform fees. These increases were partially offset by a $10.6 million decrease in advertising expenses. The increase for the six months ended March 31, 2026, was primarily due to an increase of $17.9 million in fund-related expenses, driven by higher transfer agency and sub-advisory expenses, and an increase of $3.1 million in travel and entertainment, partially offset by a $6.3 million decrease in advertising expenses.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions)	2026	2025		2026	2025
Investment and other income, net:
Dividend and interest income	$38.7	$19.4	99%	$93.3	$62.5	49%
Gains (losses) on investments, net	(20.7)	46.8	NM	(29.3)	(10.3)	184%
Income from investments in equity method investees	24.3	23.1	5%	35.8	15.5	131%
Losses on crypto assets, net	(12.4)	—	NM	(18.8)	—	NM
Rental income	11.6	10.9	6%	22.9	22.1	4%
Foreign currency exchange gains (losses), net	1.5	(7.5)	NM	(2.5)	7.0	NM
Other, net	13.0	1.4	829%	34.9	7.8	347%
Investment and other income, net	56.0	94.1	(40%)	136.3	104.6	30%
Interest expense	(19.9)	(20.8)	(4%)	(40.3)	(43.9)	(8%)
Investment and other income (losses) of consolidated investment products, net	96.5	(164.7)	NM	221.4	(50.6)	NM
Expenses of consolidated investment products	(10.2)	(11.5)	(11%)	(24.2)	(18.8)	29%
Other Income (Expenses), Net	$122.4	$(102.9)	NM	$293.2	$(8.7)	NM
Dividend and interest income increased $19.3 million and $30.8 million for the three and six months ended March 31, 2026, primarily due to higher dividend and interest income earned from strategic investments and assets invested for deferred compensation plans.
Investments held by the Company generated net losses of $20.7 million and $29.3 million for the three and six months ended March 31, 2026, as compared to net gains of $46.8 million and net losses of $10.3 million for the three and six months ended March 31, 2025. The net losses in the three months ended March 31, 2026 were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by gains from investments measured at cost adjusted for observable price changes, while the net gains in the prior year period were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, partially offset by losses from investments measured at cost adjusted for observable price changes. The net losses in the six months ended March 31, 2026 were primarily from investments in nonconsolidated funds and separate accounts, partially offset by gains on investments measured at cost adjusted for observable price changes and assets invested for deferred compensation plans, while the net losses in the prior year were primarily from investments measured at cost adjusted for observable price changes and assets invested for deferred compensation plans, partially offset by losses on investments in nonconsolidated funds and separate accounts.
Equity method investees generated income of $24.3 million and $35.8 million for the three and six months ended March 31, 2026, as compared to income of $23.1 million and $15.5 million in the prior year, largely related to various global alternative funds.
Net foreign currency exchange gains were $1.5 million for the three months ended March 31, 2026, as compared to net losses of $7.5 million in the prior year period. The U.S. dollar strengthened in the three month period against the Euro and British Pound, which resulted in net foreign exchange gains on cash and cash equivalents denominated in U.S. dollars held by certain of our European subsidiaries, as compared to weakening against the same currencies, which resulted in net foreign exchange gains, in the prior year period. Net foreign currency exchange losses were $2.5 million for the six months ended March 31, 2026, as compared to net gains of $7.0 million in the prior year, as changes in the value of the U.S. dollar against the Euro and British Pound resulted in net foreign exchange losses in the current year as compared to net gains in the prior year.
Other, net increased $11.6 million and $27.1 million for the three and six months ended March 31, 2026, primarily due to gains recognized on the sale of owned office space.

Interest expense decreased $0.9 million and $3.6 million for the three and six months ended March 31, 2026 primarily due to interest recognized in the prior year on the $400 million senior notes which were repaid in March 31, 2025, partially offset by interest recognized on borrowings under our revolving credit facility.
Investments held by consolidated investment products (“CIPs”) generated gains and other income of $96.5 million and $221.4 million for the three and six months ended March 31, 2026, largely related to gains on holdings of various alternative, equity, and multi-asset funds. Investments held by CIPs generated losses of $164.7 million and $50.6 million for the three and six months ended March 31, 2025, largely related to losses on holdings of various global equity funds, partially offset by gains on various alternative funds, and for the six month period, global fixed income and multi-asset funds.
Expenses of CIPs decreased $1.3 million and increased $5.4 million for the three and six months ended March 31, 2026, due to activity of the funds.
TAXES ON INCOME

Our effective income tax rate was 22.2% and 22.7% for the three and six months ended March 31, 2026, as compared to 72.8% and 31.5% for the three and six months ended March 31, 2025. The rate decrease for the three month period was primarily due to activity of CIPs for which there is no related tax impact and valuation allowances on net operating losses and capital losses recognized in the prior year period. The rate decrease for the six month period was primarily due to activity of CIPs for which there is no related tax impact, excess tax benefits related to stock-based compensation in the current year, as compared to excess tax expense in the prior year, and valuation allowances on net operating losses and capital losses recognized in the prior year.

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
The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating income	$323.3	$145.6	$604.3	$364.6
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	15.5	13.1	31.5	25.6
Acquisition-related retention	30.4	34.7	66.1	80.5
Compensation and benefits expense from gains on deferred compensation, net	3.8	3.6	17.4	4.5
Other acquisition-related expenses	5.2	10.7	11.0	20.1
Amortization of intangible assets	50.6	112.5	105.7	225.1
Impairment of intangible assets	—	24.4	—	24.4
Special termination benefits	30.2	17.4	46.2	17.8
Compensation and benefits expense related to minority interests in certain subsidiaries	15.6	15.2	29.7	27.4
Adjusted operating income	$474.6	$377.2	$911.9	$790.0

Total operating revenues	$2,294.9	$2,111.4	$4,622.0	$4,363.0
Add (subtract):
Acquisition-related pass through performance fees	(13.9)	(16.2)	(68.9)	(85.3)
Sales and distribution fees	(396.6)	(364.9)	(785.3)	(740.4)
Allocation of investment management fees for sales, distribution and marketing expenses	(147.4)	(133.2)	(299.6)	(270.0)
Elimination of operating revenues upon consolidation of investment products*	15.5	13.1	31.5	25.6
Adjusted operating revenues	$1,752.5	$1,610.2	$3,499.7	$3,292.9

Operating margin	14.1%	6.9%	13.1%	8.4%
Adjusted operating margin	27.1%	23.4%	26.1%	24.0%

(in millions, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income attributable to Franklin Resources, Inc.	$268.2	$151.4	$523.7	$315.0
Add (subtract):
Net (income) loss of consolidated investment products*	(0.6)	(8.3)	0.1	(4.1)
Acquisition-related retention	30.4	34.7	66.1	80.5
Other acquisition-related expenses	10.1	13.1	17.6	25.8
Amortization of intangible assets	50.6	112.5	105.7	225.1
Impairment of intangible assets	—	24.4	—	24.4
Special termination benefits	30.2	17.4	46.2	17.8
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	(5.0)	(1.1)	(1.5)	0.2
Unrealized investment (gains) losses	32.7	(42.9)	52.9	(11.4)
Interest expense for amortization of debt premium	(4.4)	(5.0)	(9.4)	(9.9)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	9.0	7.4	16.4	11.5
Net income tax expense of adjustments	(36.7)	(49.2)	(54.9)	(100.0)
Adjusted net income	$384.5	$254.4	$762.9	$574.9

Diluted earnings per share	$0.49	$0.26	$0.95	$0.55
Adjusted diluted earnings per share	0.71	0.47	1.41	1.06
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Elimination of operating revenues upon consolidation	$(15.5)	$(13.1)	$(31.5)	$(25.6)
Other income (expense), net	76.2	(129.8)	151.0	(68.3)
Less: income (loss) attributable to noncontrolling interests	60.1	(151.2)	119.6	(98.0)
Net income (loss)	$0.6	$8.3	$(0.1)	$4.1
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Six Months Ended March 31,
(in millions)	2026	2025
Operating cash flows	$(282.7)	$(195.3)
Investing cash flows	(1,675.9)	(1,020.6)
Financing cash flows	1,978.5	380.3
Net cash used in operating activities increased during the six months ended March 31, 2026 primarily due to timing of cash receipts reflected in changes in receivables and lower net income adjusted for non-cash items, partially offset by lower payments for incentive compensation, accounts payable and accrued expenses. Net cash used in investing activities increased primarily due to higher net purchases of investments by collateralized loan obligations (“CLOs”), higher net purchases of investments and cash paid for an acquisition in current year partially offset by net proceeds from the sale of property, plant and equipment. Net cash provided by financing activities increased primarily due to higher net proceeds on debt of CIPs and higher net subscriptions in CIPs by noncontrolling interests.

The assets and liabilities of CIPs attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the CIPs’ assets, other than our direct equity investment in them and investment management and other fees earned from them. Certain CIPs utilize revolving credit facilities and other short-term lines of credit to support liquidity, including funding investment activity and managing timing differences associated with investor subscriptions and redemptions. Borrowings under these facilities, to the extent drawn, are generally secured by the assets of the respective CIPs and/or capital commitments from CIP equity investors. These facilities are interest-bearing, typically provided by third-party lenders, and are subject to customary borrowing terms and conditions. The debt holders of the CIPs have no recourse to our assets beyond the level of our direct investment and/or capital commitment, therefore we bear no other risks associated with the CIPs’ liabilities. Accordingly, the assets and liabilities of CIPs, other than our direct investments in them, are excluded from the amounts and discussion below.
Our liquid assets and debt consisted of the following:

(in millions)	March 31, 2026	September 30, 2025
Assets
Cash and cash equivalents	$2,540.3	$3,050.1
Receivables	1,317.7	1,228.6
Investments	1,178.5	1,367.5
Total Liquid Assets	$5,036.5	$5,646.2

Liability
Debt	$2,253.3	$2,362.0
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at March 31, 2026 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At March 31, 2026, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,189.3 million. At March 31, 2026, Legg Mason’s outstanding senior note had a principal amount due of $550.0 million. The note has a fixed interest rate of 5.625% with interest paid semi-annually and had a carrying value, inclusive of unamortized premium, of $714.0 million at March 31, 2026. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. We repaid the $450 million 4.750% senior notes due March 2026 using borrowings under our Amended and Restated Credit Agreement (the “Credit Agreement”) and existing cash.

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
On December 11, 2025, we entered into a Joinder and Commitment Increase Agreement (the “Joinder Agreement”) which amends the Credit Agreement dated as of April 30, 2025. Pursuant to the Joinder Agreement, the aggregate commitments have increased by $400.0 million such that the total aggregate commitments under the Credit Agreement are $1.5 billion. We expect to utilize the Credit Agreement periodically as part of our normal operations.
On January 8, 2026, we borrowed $150.0 million under the Credit Agreement which was repaid on February 9, 2026. On March 16, 2026, we borrowed $350.0 million under the Credit Agreement, the proceeds of which were used to repay the 4.750% Senior Notes due March 2026. On April 13, 2026, we borrowed an additional $50.0 million under the Credit Agreement. The aggregate borrowings of $400.0 million remain outstanding at the time of this filing. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points and a Term SOFR adjustment of 10 basis points. The Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. We were in compliance with all debt covenants at March 31, 2026.
At March 31, 2026, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.
Uses of Capital
We expect that our main uses of cash will be to invest in and grow our business including through acquisitions, pay stockholder dividends, invest in our products, pay income taxes and expenses of the business, enhance technology infrastructure and business processes, repurchase shares of our common stock, and repay and service debt. While we expect to continue to repurchase shares to offset dilution from stock-based compensation, and expect to continue to repurchase shares opportunistically from time to time, we will likely spend more of our post-dividend free cash flow investing in our business, including seed capital and acquiring resources to help grow our investment groups and operations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.66 per share during the six months ended March 31, 2026 and $0.64 per share during the six months ended March 31, 2025. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three and six months ended March 31, 2026, we repurchased 2.3 million and 4.1 million shares of our common stock at a cost of $57.1 million and $99.0 million and we repurchased 0.5 million and 0.8 million shares of our common stock at a cost of $10.0 million and $15.8 million in the prior year periods. In December 2025, our Board of Directors authorized the repurchase of up to an additional 20.8 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date. At March 31, 2026, 35.9 million shares remained available for repurchase under this authorization.

On October 1, 2025, we completed the acquisition of Apera Asset Management for cash consideration of €65.2 million net of closing adjustments, funded from existing cash. In addition, we will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on achieving revenue targets.
As part of our acquisition of Putnam, which closed on January 1, 2024, we will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West Lifeco, Inc., which will be recognized in operating income.
While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. We have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant additional financial or other support to our sponsored funds during the six months ended March 31, 2026.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at March 31, 2026, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$2,571.5	$—	$—	$—	$—	$2,571.5
Investments
Alternative	—	425.1	805.5	71.4	640.4	1,942.4
Equity	—	339.1	178.9	165.2	182.4	865.6
Fixed Income	—	301.4	67.6	34.7	114.4	518.1
Multi-Asset	—	52.7	3.1	125.0	117.0	297.8
Total investments	—	1,118.3	1,055.1	396.3	1,054.2	3,623.9
Total Cash and Cash Equivalents and Investments[2,3]	$2,571.5	$1,118.3	$1,055.1	$396.3	$1,054.2	$6,195.4

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2025 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,648.6 million maintained for operational activities, including investments in sponsored funds and other products, and $458.2 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $385 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $419 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $397 million of cash and investments related to deferred compensation plans.

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
Subsequent to the annual impairment tests performed as of August 1, 2025, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the six months ended March 31, 2026, there were no events or circumstances which would indicate that goodwill, indefinite-lived intangible assets or definite-lived intangible assets might be impaired.
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
As of March 31, 2026, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were $25.6 million of transfers into and $16.8 million of transfers out of Level 3 during the six months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended March 31, 2026, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2025.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended March 31, 2026.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2026	401,937	$23.92	401,937	37,895,370
February 2026	5,340	26.96	5,340	37,890,030
March 2026	1,953,516	24.26	1,953,516	35,936,514
Total	2,360,793		2,360,793
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

10.1
Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated effective as of February 3, 2026), incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 22, 2025 (File No. 001-09318)*

10.2
Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated effective as of February 3, 2026), incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 22, 2025 (File No. 001-09318)*

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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	April 28, 2026	By:	/s/ Matthew Nicholls
Matthew Nicholls
Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	April 28, 2026	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)