Form 10-Q
period 2026-06-30
FRANKLIN RESOURCES INC
filed 2026-07-31
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding at July 22, 2026: 508,076,910.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Operating Revenues
Investment management fees	$1,866.2	$1,640.8	$5,533.4	$5,113.7
Sales and distribution fees	404.5	351.9	1,189.8	1,092.3
Shareholder servicing fees	74.3	59.9	214.2	185.3
Other	13.4	11.4	43.0	35.7
Total operating revenues	2,358.4	2,064.0	6,980.4	6,427.0
Operating Expenses
Compensation and benefits	958.5	901.1	2,953.9	2,812.5
Sales, distribution and marketing	555.4	480.7	1,640.3	1,491.1
Information systems and technology	160.8	162.7	475.4	477.4
Occupancy	71.4	69.5	205.3	213.9
Amortization of intangible assets	50.7	112.2	156.4	337.3
Impairment of intangible assets	33.0	—	33.0	24.4
General, administrative and other	312.8	183.7	696.0	551.7
Total operating expenses	2,142.6	1,909.9	6,160.3	5,908.3
Operating Income	215.8	154.1	820.1	518.7
Other Income (Expenses)
Investment and other income, net	131.0	23.4	267.3	128.0
Interest expense	(23.5)	(25.8)	(63.8)	(69.7)
Investment and other income (losses) of consolidated investment products, net	54.8	35.9	276.2	(14.7)
Expenses of consolidated investment products	(7.2)	(11.0)	(31.4)	(29.8)
Other income, net	155.1	22.5	448.3	13.8
Income before taxes	370.9	176.6	1,268.4	532.5
Taxes on income	115.6	59.9	319.7	172.1
Net income	255.3	116.7	948.7	360.4
Less: net income (loss) attributable to
Redeemable noncontrolling interests	18.5	20.0	82.1	(88.8)
Nonredeemable noncontrolling interests	65.3	4.4	171.4	41.9
Net Income Attributable to Franklin Resources, Inc.	$171.5	$92.3	$695.2	$407.3

Earnings per Share
Basic	$0.31	$0.15	$1.26	$0.70
Diluted	0.31	0.15	1.26	0.70

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Income	$255.3	$116.7	$948.7	$360.4
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(3.3)	88.3	(45.2)	11.7
Net unrealized losses on defined benefit plans, net of tax	—	(2.7)	—	(5.5)
Net unrealized gains (losses) on investments, net of tax	(1.4)	0.1	(1.4)	0.1
Total other comprehensive income (loss)	(4.7)	85.7	(46.6)	6.3
Total comprehensive income	250.6	202.4	902.1	366.7
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	18.5	20.0	82.1	(88.8)
Nonredeemable noncontrolling interests	65.3	4.4	171.4	41.9
Comprehensive Income Attributable to Franklin Resources, Inc.	$166.8	$178.0	$648.6	$413.6

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

(in millions, except share and per share data)	June 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$2,670.3	$3,088.1
Receivables	1,566.9	1,541.7
Investments (including $1,047.7 and $1,179.5 at fair value at June 30, 2026 and September 30, 2025)	2,706.9	2,374.0
Assets of consolidated investment products
Cash and cash equivalents	1,090.6	485.8
Investments, at fair value	15,535.2	12,278.8
Property and equipment, net	886.6	949.1
Goodwill	6,299.9	6,206.0
Intangible assets, net	4,015.8	4,166.0
Operating lease right-of-use assets	752.2	764.3
Other	718.6	514.5
Total Assets	$36,243.0	$32,368.3

Liabilities
Compensation and benefits	$1,730.1	$1,760.3
Accounts payable and accrued expenses	632.7	615.4
Debt	2,401.9	2,362.0
Liabilities of consolidated investment products
Accounts payable and accrued expenses	1,244.7	1,063.0
Debt	13,333.5	9,937.3
Deferred tax liabilities	341.1	261.6
Operating lease liabilities	974.6	1,000.6
Other	1,183.7	1,179.3
Total liabilities	21,842.3	18,179.5
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests	1,480.8	1,182.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 507,507,250 and 520,951,796 shares issued and outstanding at June 30, 2026 and September 30, 2025	50.8	52.1
Capital in excess of par	660.5	956.8
Retained earnings	11,520.6	11,516.0
Accumulated other comprehensive loss	(493.7)	(447.1)
Total Franklin Resources, Inc. stockholders’ equity	11,738.2	12,077.8
Nonredeemable noncontrolling interests	1,181.7	929.0
Total stockholders’ equity	12,919.9	13,006.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$36,243.0	$32,368.3
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2026	Shares	Amount
Balance at October 1, 2025	521.0	$52.1	$956.8	$11,516.0	$(447.1)	$12,077.8	$929.0	$13,006.8
Adoption of new accounting guidance				25.3		25.3		25.3
Net income				255.5		255.5	51.6	307.1
Other comprehensive loss					(1.1)	(1.1)		(1.1)
Dividends declared on common stock ($0.33 per share)				(177.6)		(177.6)		(177.6)
Repurchase of common stock	(1.8)	(0.2)	(41.7)	—		(41.9)		(41.9)
Issuance of common stock	0.8	0.1	28.8			28.9		28.9
Stock-based compensation			47.1			47.1		47.1
Net subscriptions and other							17.2	17.2
Net deconsolidation of investment products							(32.2)	(32.2)
Adjustment to fair value of redeemable noncontrolling interests				(79.1)		(79.1)		(79.1)
Balance at December 31, 2025	520.0	$52.0	$991.0	$11,540.1	$(448.2)	$12,134.9	$965.6	$13,100.5
Net income				268.2		268.2	54.5	322.7
Other comprehensive loss					(40.8)	(40.8)		(40.8)
Dividends declared on common stock ($0.33 per share)				(177.5)		(177.5)		(177.5)
Repurchase of common stock	(2.3)	(0.2)	(56.9)	—		(57.1)		(57.1)
Issuance of common stock	1.9	0.2	54.7			54.9		54.9
Stock-based compensation			11.1			11.1		11.1
Net subscriptions and other							149.9	149.9
Net deconsolidation of investment products							(157.4)	(157.4)
Adjustment to fair value of redeemable noncontrolling interests				(69.9)		(69.9)		(69.9)
Balance at March 31, 2026	519.6	$52.0	$999.9	$11,560.9	$(489.0)	$12,123.8	$1,012.6	$13,136.4
Net income				171.5		171.5	65.3	236.8
Other comprehensive loss					(4.7)	(4.7)		(4.7)
Dividends declared on common stock ($0.33 per share)				(173.4)		(173.4)		(173.4)
Repurchase of common stock	(10.4)	(1.0)	(347.1)	—		(348.1)		(348.1)
(Forfeiture) issuance of common stock, net	(1.7)	(0.2)	4.2			4.0		4.0
Stock-based compensation			3.5	13.5		17.0		17.0
Net subscriptions and other							103.8	103.8
Adjustment to fair value of redeemable noncontrolling interests				(51.9)		(51.9)		(51.9)
Balance at June 30, 2026	507.5	$50.8	$660.5	$11,520.6	$(493.7)	$11,738.2	$1,181.7	$12,919.9

See Notes to Consolidated Financial Statements.

	Franklin Resources, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
for the nine months ended June 30, 2025	Shares	Amount
Balance at October 1, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				163.6		163.6	18.9	182.5
Other comprehensive loss					(104.8)	(104.8)		(104.8)
Dividends declared on common stock ($0.32 per share)				(173.6)		(173.6)		(173.6)
Repurchase of common stock	(0.3)	—	(5.8)	—		(5.8)		(5.8)
Issuance of common stock	0.7	—	21.5			21.5		21.5
Stock-based compensation			51.6			51.6		51.6
Net subscriptions and other							13.1	13.1
Net consolidation of investment products							4.7	4.7
Adjustment to fair value of redeemable noncontrolling interests				1.5		1.5		1.5
Balance at December 31, 2024	524.0	$52.4	$1,014.9	$11,919.1	$(524.3)	$12,462.1	$771.6	$13,233.7
Net income				151.4		151.4	18.6	170.0
Other comprehensive income					25.4	25.4		25.4
Dividends declared on common stock ($0.32 per share)				(173.5)		(173.5)		(173.5)
Repurchase of common stock	(0.5)	(0.1)	(9.9)	—		(10.0)		(10.0)
Issuance of common stock	1.9	0.2	44.7			44.9		44.9
Stock-based compensation			12.7			12.7		12.7
Net subscriptions and other							38.4	38.4
Net deconsolidation of investment products							(13.5)	(13.5)
Adjustment to fair value of redeemable noncontrolling interests				(167.0)		(167.0)		(167.0)
Balance at March 31, 2025	525.4	$52.5	$1,062.4	$11,730.0	$(498.9)	$12,346.0	$815.1	$13,161.1
Net income				92.3		92.3	4.4	96.7
Other comprehensive income					85.7	85.7		85.7
Dividends declared on common stock ($0.32 per share)				(171.0)		(171.0)		(171.0)
Repurchase of common stock	(7.3)	(0.7)	(156.7)	—		(157.4)		(157.4)
Issuance of common stock	0.3	—	6.7			6.7		6.7
Stock-based compensation			42.6			42.6		42.6
Net subscriptions and other							28.1	28.1
Net consolidation of investment products							2.9	2.9
Adjustment to fair value of redeemable noncontrolling interests				(41.0)		(41.0)		(41.0)
Balance at June 30, 2025	518.4	$51.8	$955.0	$11,610.3	$(413.2)	$12,203.9	$850.5	$13,054.4
See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
(in millions)	2026	2025
Net Income	$948.7	$360.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	151.0	170.0
Amortization of deferred sales commissions	74.3	58.9
Depreciation and other amortization	90.3	94.2
Amortization of intangible assets	156.4	337.3
Impairment of intangible assets	33.0	24.4
Net (gains) losses on investments	(32.8)	41.7
Income from investments in equity method investees	(58.6)	(38.5)
Net (gains) losses on investments of consolidated investment products	(114.4)	63.1
Net purchase of investments by consolidated investment products	(639.7)	(87.6)
Deferred income taxes	94.4	(38.3)
Other	74.1	188.9
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(309.9)	24.3
Decrease (increase) in investments, net	(12.3)	15.5
Decrease in accrued compensation and benefits	(36.0)	(183.7)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(137.0)	63.7
Increase (decrease) in accounts payable and accrued expenses of consolidated investment products	17.0	(7.5)
Net cash provided by operating activities	298.5	1,086.8
Purchase of investments	(970.0)	(904.4)
Liquidation of investments	609.6	443.9
Purchase of investments by consolidated collateralized loan obligations	(6,549.0)	(4,880.6)
Liquidation of investments by consolidated collateralized loan obligations	3,652.7	3,653.4
Proceeds from sale (additions) of property and equipment, net	(15.0)	(123.3)
Acquisition, net of cash acquired	(78.6)	—
Payments of deferred consideration liability	—	(90.5)
Net consolidation of investment products	13.8	0.2
Net cash used in investing activities	(3,336.5)	(1,901.3)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
[Table continued from previous page]

	Nine Months Ended June 30,
(in millions)	2026	2025
Issuance of common stock	$13.0	$10.2
Dividends paid on common stock	(522.8)	(512.6)
Repurchase of common stock	(444.8)	(173.2)
Proceeds from debt	650.0	300.0
Payment on debt	(600.0)	(400.0)
Proceeds from repurchase agreement	20.6	98.0
Payments on repurchase agreement	(22.7)	(48.9)
Proceeds from debt of consolidated investment products	6,797.3	5,184.0
Payments on debt of consolidated investment products	(3,471.7)	(4,320.1)
Payments on contingent consideration liabilities	(0.4)	(6.8)
Noncontrolling interests	834.5	233.3
Net cash provided by financing activities	3,253.0	363.9
Effect of exchange rate changes on cash and cash equivalents	(28.0)	(1.3)
Increase (decrease) in cash and cash equivalents	187.0	(451.9)
Cash and cash equivalents, beginning of period	3,573.9	4,408.9
Cash and Cash Equivalents, End of Period	$3,760.9	$3,957.0

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$436.2	$417.3
Cash paid for interest	62.8	62.2
Cash paid for interest by consolidated investment products	540.7	597.4
Non-cash purchase of investments	28.8	—

See Notes to Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Revision to previously issued financial statements
During the quarter ended March 31, 2026, the Company identified that the amount reported in the supplemental disclosure of cash flow information in its consolidated statement of cash flows for cash paid for income taxes was understated for the nine month period ended June 30, 2025 by $185.2 million, and the revised amount for that period was $417.3 million.
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

Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Franklin Resources, Inc.	$171.5	$92.3	$695.2	$407.3
Less: allocation of earnings to participating nonvested stock and stock unit awards	11.1	13.3	43.3	42.9
Net Income Available to Common Stockholders	$160.4	$79.0	$651.9	$364.4

Weighted-average shares outstanding – basic	515.2	515.7	516.7	517.4
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.8	0.8	0.8
Weighted-Average Shares Outstanding – Diluted	516.0	516.5	517.5	518.2

Earnings per Share
Basic	$0.31	$0.15	$1.26	$0.70
Diluted	0.31	0.15	1.26	0.70
There were no nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended June 30, 2026 and such awards were not significant for the three and nine months ended June 30, 2025.
Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2026
Investment management fees	$1,367.0	$266.5	$94.7	$63.3	$74.7	$1,866.2
Sales and distribution fees	265.6	120.0	8.0	10.1	0.8	404.5
Shareholder servicing fees	64.8	8.9	0.5	0.1	—	74.3
Other	13.2	—	0.2	—	—	13.4
Total	$1,710.6	$395.4	$103.4	$73.5	$75.5	$2,358.4

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2026
Investment management fees	$4,064.4	$758.5	$265.2	$190.4	$254.9	$5,533.4
Sales and distribution fees	800.6	334.8	22.0	30.4	2.0	1,189.8
Shareholder servicing fees	187.2	25.4	1.4	0.2	—	214.2
Other	41.7	—	1.1	—	0.2	43.0
Total	$5,093.9	$1,118.7	$289.7	$221.0	$257.1	$6,980.4

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the three months ended June 30, 2025
Investment management fees	$1,240.9	$214.2	$76.6	$49.5	$59.6	$1,640.8
Sales and distribution fees	249.9	87.1	5.2	9.4	0.3	351.9
Shareholder servicing fees	52.0	7.5	0.4	—	—	59.9
Other	11.1	—	0.2	—	0.1	11.4
Total	$1,553.9	$308.8	$82.4	$58.9	$60.0	$2,064.0

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the nine months ended June 30, 2025
Investment management fees	$3,874.7	$654.0	$223.9	$152.3	$208.8	$5,113.7
Sales and distribution fees	776.2	270.1	16.5	29.0	0.5	1,092.3
Shareholder servicing fees	160.8	23.2	1.2	0.1	—	185.3
Other	35.0	—	0.6	—	0.1	35.7
Total	$4,846.7	$947.3	$242.2	$181.4	$209.4	$6,427.0
Operating revenues are attributed to geographic areas based on the jurisdiction of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold and domicile of the fund vehicle or client.
Revenues earned from sponsored funds were 84% of the Company’s total operating revenues for the three and nine months ended June 30, 2026 and 83% for the three and nine months ended June 30, 2025.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of consolidated investment products (“CIPs”). See Note 7 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)	June 30, 2026	September 30, 2025
Investments, at fair value
Sponsored funds and separate accounts	$658.8	$809.6
Investments related to long-term incentive plans	307.1	288.1
Other equity and debt investments	81.8	81.8
Total investments, at fair value	1,047.7	1,179.5
Investments in equity method investees	1,243.9	893.9
Other investments	415.3	300.6
Total	$2,706.9	$2,374.0

The Company has entered into repurchase agreements with a third-party financing company for certain investments held by the Company. As of June 30, 2026 and September 30, 2025, other liabilities includes repurchase agreements of $195.6 million and $200.5 million with investments of $198.9 million and $206.4 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2039.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 7 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2026
Assets
Investments, at fair value
Sponsored funds and separate accounts	$334.6	$285.1	$1.9	$37.2	$658.8
Investments related to long-term incentive plans	283.8	0.4	—	22.9	307.1
Other equity and debt investments	23.9	19.7	1.6	31.6	76.8
Crypto assets	8.3	4.9	—	—	13.2
Total Assets Measured at Fair Value	$650.6	$310.1	$3.5	$91.7	$1,055.9

Liabilities
Securities sold short	$238.4	$—	$—	$—	$238.4
Contingent consideration liabilities	—	—	29.5	—	29.5
Total Liabilities Measured at Fair Value	$238.4	$—	$29.5	$—	$267.9

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$463.9	$305.2	$2.2	$38.3	$809.6
Investments related to long-term incentive plans	253.4	3.3	—	31.4	288.1
Other equity and debt investments	12.4	9.4	1.8	29.2	52.8
Total Assets Measured at Fair Value	$729.7	$317.9	$4.0	$98.9	$1,150.5

Liabilities
Securities sold short	$193.7	$—	$—	$—	$193.7
Contingent consideration liabilities	—	—	20.4	—	20.4
Total Liabilities Measured at Fair Value	$193.7	$—	$20.4	$—	$214.1
As of June 30, 2026 and September 30, 2025, there were $5.0 million and $29.0 million of other investments which were adjusted to fair value on a nonrecurring basis and excluded from the tables above.

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)	June 30, 2026	September 30, 2025
Nonredeemable investments[1]
Investments with known liquidation periods	$20.0	$19.7
Investments with unknown liquidation periods	14.5	15.2

Redeemable investments[2]	57.2	64.0

Unfunded commitments	12.9	13.3
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 1.8 years and 2.2 years at June 30, 2026 and September 30, 2025.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Financial instruments that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2026		September 30, 2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	1	$2,670.3	$2,670.3	$3,088.1	$3,088.1
Other investments
Time deposits	2	8.2	8.2	9.2	9.2
Equity securities	3	407.1	407.1	291.4	291.4

Financial Liability
Debt	2	$2,401.9	$2,011.4	$2,362.0	$1,970.9

Note 7 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures and collateralized loan obligations (“CLOs”), all of which are sponsored by the Company, and include both voting interest entities and variable interest entities (“VIEs”).
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)	June 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$1,090.6	$485.8
Receivables	230.1	313.1
Investments, at fair value	15,535.2	12,278.8
Total Assets	$16,855.9	$13,077.7

Liabilities
Accounts payable and accrued expenses	$1,244.7	$1,063.0
Debt	13,333.5	9,937.3
Other liabilities	20.1	17.5
Total liabilities	14,598.3	11,017.8
Redeemable Noncontrolling Interests	343.5	289.6
Stockholders’ Equity
Franklin Resources, Inc.’s interests	1,156.7	1,220.6
Nonredeemable noncontrolling interests	757.4	549.7
Total stockholders’ equity	1,914.1	1,770.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$16,855.9	$13,077.7
The consolidation of CIPs did not have a significant impact on net income attributable to the Company during the three and nine months ended June 30, 2026 and 2025.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs’ liabilities.
Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of June 30, 2026
Assets
Cash and cash equivalents of CLOs	$1,008.0	$—	$—	$—	$1,008.0
Receivables of CLOs	—	136.6	—	—	136.6
Investments
Equity and debt securities	384.9	908.8	752.6	96.8	2,143.1
Loans	—	13,378.6	13.5	—	13,392.1
Total Assets Measured at Fair Value	$1,392.9	$14,424.0	$766.1	$96.8	$16,679.8

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Cash and cash equivalents of CLOs	$472.1	$—	$—	$—	$472.1
Receivables of CLOs	—	113.0	—	—	113.0
Investments
Equity and debt securities	393.2	731.5	601.0	189.1	1,914.8
Loans	—	10,354.1	9.9	—	10,364.0
Total Assets Measured at Fair Value	$865.3	$11,198.6	$610.9	$189.1	$12,863.9
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund and nonredeemable private debt and equity funds. These investments were as follows:

(in millions)	June 30, 2026	September 30, 2025
Redeemable investments[1]	$73.6	$74.4

Nonredeemable investments[2]
Investments with unknown liquidation periods	23.2	114.7

Unfunded commitments[3]	15.7	14.0
_______________
1Investments are redeemable on a monthly basis and liquidation periods are unknown.
2The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
3Of the total unfunded commitments, the Company was contractually obligated to fund $6.7 million and $5.3 million based on its ownership percentage in the CIPs at June 30, 2026 and September 30, 2025.

Changes in Level 3 assets of equity and debt securities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$673.3	$545.0	$601.0	$550.1
Gains (losses) included in investment and other income (losses) of consolidated investment products, net	48.7	(4.6)	144.4	19.7
Purchases	30.6	19.1	75.2	39.2
Sales	—	(17.2)	(19.1)	(31.5)
Net (deconsolidations) consolidations	—	8.4	(32.1)	12.2
Transfers into Level 3	—	—	—	0.2
Transfers out of Level 3	—	(0.1)	(16.8)	(39.3)
Balance at End of Period	$752.6	$550.6	$752.6	$550.6
Change in unrealized gains (losses) included in net income relating to assets held at end of period	$70.2	$(3.9)	$77.4	$(8.0)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of June 30, 2026	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$532.4	Market pricing	Private sale pricing	$0.01–$5,265.90 ($655.33) per share
			Discount for lack of marketability	25.0%–90.0% (32.7%)
	149.6	Market comparable companies	Enterprise value/ Revenue multiple	1.3–8.6 (5.0)
			Discount for lack of marketability	8.7%–16.4% (13.9%)
	46.1	Discounted cash flow	Discount rate	6.7%–14.5% (7.2%)
	24.5	Option pricing model	Volatility	35.8%–48.9% (42.0%)
			Discount for lack of marketability	9.1%–12.1% (10.0%)

(in millions)
as of September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$302.0	Market pricing	Private sale pricing	$0.27–$2,120.00 ($176.53) per share
			Discount for lack of marketability	5.0%–75.0% (23.9%)
	225.9	Market comparable companies	Enterprise value/ Revenue multiple	1.4–21.0 (9.5)
			Discount for lack of marketability	6.0%–11.0% (8.5%)
	54.4	Discounted cash flow	Discount rate	6.5%–13.0% (6.8%)
	18.7	Option pricing model	Volatility	34.0%–60.9% (38.2%)
			Discount for lack of marketability	9.1%–13.5% (9.4%)
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

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	June 30, 2026		September 30, 2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Asset
Cash and cash equivalents	1	$82.6	$82.6	$13.7	$13.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	$13,333.5	$13,349.8	$9,937.3	$9,786.0
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $13,333.5 million and $9,937.3 million at June 30, 2026 and September 30, 2025. The debt had fixed and floating interest rates based on Secured Overnight Financing Rate (“SOFR”) ranging from 2.39% to 11.67% with a weighted-average effective interest rate of 5.32% at June 30, 2026, and from 2.39% to 12.26% based on SOFR and Euro Interbank Offered Rate with a weighted-average effective interest rate of 6.00% at September 30, 2025.
The contractual maturities for the debt of CLOs at June 30, 2026 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2026 (remainder of year)	$—
2027	21.3
2028	9.6
2029	—
2030	—
Thereafter	13,302.6
Total	$13,333.5
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)	June 30, 2026	September 30, 2025
Unpaid principal balance	$14,082.7	$10,641.0
Difference between unpaid principal balance and fair value	(340.7)	(43.3)
Fair Value	$13,742.0	$10,597.7
Investments 90 days or more past due were immaterial at June 30, 2026 and September 30, 2025.
The Company recognized $2.7 million and $17.5 million of net gains during the three and nine months ended June 30, 2026 and $14.0 million and $41.3 million of net gains during the three and nine months ended June 30, 2025, related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $13,700.1 million and $9,958.6 million at June 30, 2026 and September 30, 2025.

Note 8 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions)	2026			2025
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the three months ended June 30,
Balance at beginning of period	$397.0	$1,081.9	$1,478.9	$1,196.1	$820.8	$2,016.9
Net income	2.2	16.3	18.5	9.0	11.0	20.0
Net subscriptions (distributions) and other	149.6	(12.8)	136.8	22.1	(33.4)	(11.3)
Net deconsolidations	(205.3)	—	(205.3)	(686.1)	—	(686.1)
Adjustment to fair value	—	51.9	51.9	—	41.0	41.0
Balance at End of Period	$343.5	$1,137.3	$1,480.8	$541.1	$839.4	$1,380.5

(in millions)	2026			2025
	CIPs	Minority Interests	Total	CIPs	Minority Interests	Total
for the nine months ended June 30,
Balance at beginning of period	$289.6	$892.4	$1,182.0	$687.8	$634.0	$1,321.8
Net income (loss)	40.5	41.6	82.1	(119.5)	30.7	(88.8)
Net subscriptions (distributions) and other	641.5	(30.4)	611.1	147.2	(31.8)	115.4
Net deconsolidations	(628.1)	—	(628.1)	(174.4)	—	(174.4)
Acquisition	—	32.8	32.8	—	—	—
Adjustment to fair value	—	200.9	200.9	—	206.5	206.5
Balance at End of Period	$343.5	$1,137.3	$1,480.8	$541.1	$839.4	$1,380.5
Note 9 – Nonconsolidated Variable Interest Entities
VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)	June 30, 2026	September 30, 2025
Investments	$1,451.0	$1,274.5
Receivables	245.3	225.1
Total	$1,696.3	$1,499.6
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide additional financial or other support to its sponsored funds assessed as VIEs during the nine months ended June 30, 2026 or fiscal year 2025.

Note 10 – Commitments and Contingencies
Legal Proceedings
India Credit Fund Closure Matters. The previously reported “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department in or around September 2020, was closed by the relevant court on July 17, 2026, with no action taken against the Company Respondents. During the nine months ended June 30, 2026, there were no other significant changes from the disclosure in the Form 10‑K for the fiscal year ended September 30, 2025.
Western Asset Management Investigations and Litigation. As previously disclosed, the Company launched an internal investigation into certain trade allocations of treasury derivatives in select Western Asset Management (“WAM”) managed accounts by its then-co-Chief Investment Officer, Ken Leech. WAM received notification of parallel investigations by the SEC and the U.S. Department of Justice (“DOJ”). WAM also received notice of an investigation into these trading activities by the CFTC. The Company and WAM fully cooperated with these investigations. As previously disclosed, the CFTC informed WAM that it closed its investigation. On June 3, 2026, the DOJ notified WAM that it is no longer a subject of the DOJ investigation and that it will take no further action. On June 5, 2026, the SEC issued an order resolving its investigation of WAM in its entirety (the “Settlement”). Under the Settlement, WAM, without admitting any wrongdoing, agreed to pay a civil penalty of $100.0 million to be paid into a Fair Fund for the benefit of investors. These outcomes end the investigations of WAM by the DOJ and the SEC.
Mr. Leech received a “Wells Notice” from the staff of the SEC in August 2024, and was placed on administrative leave at that time. Mr. Leech retired and is no longer with the Company, as previously disclosed. On November 25, 2024, the SEC filed a complaint in the United States District Court for the Southern District of New York against Mr. Leech alleging violations of certain laws related to trade allocations. Concurrently, the DOJ filed an indictment with the United States District Court for the Southern District of New York against Mr. Leech for similar allegations and for false statements made to the SEC. On June 12, 2026, all criminal charges against Mr. Leech alleging unlawful trade allocations were dismissed and Mr. Leech and the DOJ reached a plea agreement on one charge of obstruction of a pending proceeding. The SEC case against Mr. Leech remains pending.
On July 3, 2025, Franklin, WAM and Mr. Leech were named as defendants in a lawsuit filed by the Western PA Electrical Employees Insurance Trust Fund in the U.S. District Court for the Western District of Pennsylvania seeking class certification on behalf of shareholders of two funds managed by WAM for the period January 1, 2021 through October 31, 2023. On December 19, 2025, Abilene Firemen’s Relief and Retirement Fund was named the lead plaintiff in the action and effective January 9, 2026, the case was transferred to the U.S. District Court for the Central District of California. The plaintiffs filed an amended complaint on March 16, 2026, which, among other things, expanded the alleged class period through November 25, 2024, and named as additional defendants certain Franklin and WAM executives. The plaintiffs are pursuing claims under the Securities Exchange Act of 1934 against all defendants in connection with trade allocations made by Mr. Leech in that period that were also the subject of the investigations reported above. The plaintiffs are seeking, among other things, damages, interest, and costs and expenses, including attorneys’ fees.
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

Putnam Mutual Fund Litigation. On June 22, 2026, two Putnam U.S. trusts and certain current and former trustees, as well as Franklin and certain Franklin investment adviser and distributor subsidiaries were named as defendants in a lawsuit filed in the Massachusetts Superior Court, Suffolk County. The plaintiffs allege they are fund shareholders and seek to represent a class of investors who purchased shares of certain Putnam U.S. mutual funds on or after June 22, 2023. The plaintiffs are pursuing claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, for allegedly false and misleading statements, or material omissions, in fund disclosures that relate to the treatment of accrued income as assets of the funds in the calculation of fund net asset values. The plaintiffs are seeking, among other things, damages, rescission, injunctive relief, attorneys’ fees and costs, and pre- and post-judgment interest.
The lawsuits reported above against the Company are in their early stages. Management believes the claims made in the lawsuits are without merit and the Company intends to defend against them vigorously. The Company cannot predict the outcome of these lawsuits or estimate any reasonably possible loss or range of loss that may arise from any negative outcome.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of June 30, 2026 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, an adequate accrual has been made as of June 30, 2026 to provide for any probable losses pursuant to such indemnification agreements and/or guarantees.
Other Commitments and Contingencies
At June 30, 2026, there were no other material changes in the other commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for fiscal year 2025.
Note 11 – Stock-Based Compensation
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value
for the nine months ended June 30, 2026
Nonvested balance at October 1, 2025	14,959	353	15,312	$22.81
Granted	8,691	176	8,867	22.68
Vested	(2,252)	(180)	(2,432)	26.25
Forfeited/canceled	(2,353)	—	(2,353)	20.76
Nonvested Balance at June 30, 2026	19,045	349	19,394	$22.57
Total unrecognized compensation expense related to nonvested stock and stock unit awards was $200.0 million at June 30, 2026. This expense is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Note 12 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Dividend and interest income	$31.1	$38.9	$124.4	$101.4
Gains (losses) on investments, net	62.1	(31.4)	32.8	(41.7)
Income from investments in equity method investees	22.8	23.0	58.6	38.5
Losses on crypto assets, net	(0.5)	—	(19.3)	—
Rental income	11.4	10.7	34.3	32.8
Foreign currency exchange gains (losses), net	2.7	(14.4)	0.2	(7.4)
Other, net	1.4	(3.4)	36.3	4.4
Investment and other income, net	$131.0	$23.4	$267.3	$128.0
Net gains (losses) recognized on equity securities measured at fair value and trading debt securities that were held by the Company were $68.9 million and $23.1 million for the three and nine months ended June 30, 2026 and $56.3 million and $(3.6) million for the three and nine months ended June 30, 2025.
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
Note 14 - Subsequent Event
On July 30, 2026, the Company entered into an amendment and restatement of its Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates the Company’s existing revolving credit agreement to, among other things, increase the aggregate commitments and extend its maturity to July 30, 2031. The Second Amended and Restated Credit Agreement provides for a five-year revolving credit facility with $1.5 billion of aggregate commitments with the option to increase the aggregate commitments by a maximum of $500.0 million. As of July 30, 2026, there was $700.0 million outstanding under the Second Amended and Restated Credit Agreement.

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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries may result in additional costs, monetary judgments, settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our investment groups. In addition, these matters may cause reputational harm to us or our investment groups and could result in additional expenses and collateral costs, outflows of assets under management or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
During our third fiscal quarter, U.S. and global equity markets provided positive returns on lower energy prices, resilient corporate earnings, and continued investment in artificial intelligence. The S&P 500 Index and the MSCI World Index increased by 15.2% and 13.9%, respectively, for the quarter, and by 13.1% and 13.5% for the fiscal year to date. Global bond markets remained relatively flat as the Bloomberg Global Aggregate Index increased 0.9% during the quarter and remained flat for the fiscal year to date.
Our total AUM at June 30, 2026 was $1,791.6 billion, 8% higher than at September 30, 2025 and 11% higher than at June 30, 2025. Monthly average AUM (“average AUM”) for the three and nine months ended June 30, 2026 increased 12% and 7% from the same periods in the prior fiscal year.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions, except per share data)	2026	2025		2026	2025
Operating revenues	$2,358.4	$2,064.0	14%	$6,980.4	$6,427.0	9%
Operating income	215.8	154.1	40%	820.1	518.7	58%
Operating margin[1]	9.2%	7.5%		11.7%	8.1%

Net income attributable to Franklin Resources, Inc.	$171.5	$92.3	86%	$695.2	$407.3	71%
Diluted earnings per share	0.31	0.15	107%	1.26	0.70	80%

As adjusted (non-GAAP):[2]
Adjusted operating income	$508.9	$377.8	35%	$1,420.8	$1,167.8	22%
Adjusted operating margin	28.0%	23.7%		26.7%	23.9%

Adjusted net income	$386.3	$263.4	47%	$1,149.2	$838.3	37%
Adjusted diluted earnings per share	0.72	0.49	47%	2.13	1.55	37%
_________________
1Defined as operating income divided by operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)	June 30, 2026	June 30, 2025	Percent Change
Equity	$756.9	$656.6	15%
Fixed Income	441.4	441.7	0%
Alternative	294.2	258.4	14%
Multi-Asset	218.6	183.2	19%
Cash Management	80.5	71.9	12%
Total	$1,791.6	$1,611.8	11%
Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the three months ended June 30,	2026	2025		2026	2025
Equity	$725.9	$620.5	17%	41%	40%
Fixed Income	438.4	441.8	(1%)	25%	28%
Alternative	288.5	254.5	13%	17%	16%
Multi-Asset	215.5	177.8	21%	12%	11%
Cash Management	81.7	70.6	16%	5%	5%
Total	$1,750.0	$1,565.2	12%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing four months.

(in billions)	Average AUM [1]		Percent Change	Mix of Average AUM
for the nine months ended June 30,	2026	2025		2026	2025
Equity	$711.0	$626.0	14%	41%	39%
Fixed Income	438.9	474.3	(7%)	26%	30%
Alternative	278.1	251.3	11%	16%	16%
Multi-Asset	206.3	176.9	17%	12%	11%
Cash Management	80.2	67.9	18%	5%	4%
Total	$1,714.5	$1,596.4	7%	100%	100%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing ten months.
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026 [1]	2025	2026 [1]	2025
Beginning AUM	$1,682.1	$1,540.6	$1,661.2	$1,678.6
Long-term inflows	122.0	75.6	358.8	259.3
Long-term outflows	(103.6)	(84.9)	(295.5)	(344.8)
Long-term net flows	18.4	(9.3)	63.3	(85.5)
Cash management net flows	(7.0)	2.7	3.2	5.4
Total net flows	11.4	(6.6)	66.5	(80.1)
Acquisition (Disposition)	0.1	(0.2)	6.2	(0.2)
Net market change, distributions and other	98.0	78.0	57.7	13.5
Ending AUM	$1,791.6	$1,611.8	$1,791.6	$1,611.8
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

Components of the change in AUM by asset class were as follows:

(in billions)	Equity	Fixed Income	Alternative [1]	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2026
AUM at April 1, 2026	$669.7	$434.3	$282.8	$207.5	$87.8	$1,682.1
Long-term inflows	65.9	30.4	11.8	13.9	—	122.0
Long-term outflows	(63.9)	(27.8)	(2.7)	(9.2)	—	(103.6)
Long-term net flows	2.0	2.6	9.1	4.7	—	18.4
Cash management net flows	—	—	—	—	(7.0)	(7.0)
Total net flows	2.0	2.6	9.1	4.7	(7.0)	11.4
Acquisition	—	—	0.1	—	—	0.1
Net market change, distributions and other	85.2	4.5	2.2	6.4	(0.3)	98.0
AUM at June 30, 2026	$756.9	$441.4	$294.2	$218.6	$80.5	$1,791.6
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

AUM increased $109.5 billion during the three months ended June 30, 2026 due to the positive impact of $98.0 billion of net market change, distributions and other and $18.4 billion of long-term net inflows, inclusive of $1.1 billion of long-term net outflows at WAM, partially offset by $7.0 billion of cash management net outflows. Long-term net inflows include $4.1 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $110.0 billion of market appreciation, partially offset by $10.2 billion of distributions. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity markets.

Long-term inflows increased 61% to $122.0 billion, as compared to the prior year period, driven by higher inflows in equity and multi-asset open-end funds, equity and multi-asset separately managed accounts, equity exchange traded funds, fixed income and equity institutional separate accounts, alternative private funds, and equity sub-advised mutual funds. Long-term outflows increased 22% to $103.6 billion, primarily reflecting higher redemptions in equity open-end funds, separately managed accounts, exchange traded funds, and institutional separate accounts, partially offset by lower outflows across multiple fixed income vehicles at WAM.

(in billions)	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management	Total
for the three months ended June 30, 2025
AUM at April 1, 2025	$598.1	$446.0	$251.8	$175.8	$68.9	$1,540.6
Long-term inflows	32.0	28.2	5.6	9.8	—	75.6
Long-term outflows	(32.6)	(41.2)	(3.1)	(8.0)	—	(84.9)
Long-term net flows	(0.6)	(13.0)	2.5	1.8	—	(9.3)
Cash management net flows	—	—	—	—	2.7	2.7
Total net flows	(0.6)	(13.0)	2.5	1.8	2.7	(6.6)
Disposition	—	(0.1)	(0.1)	—	—	(0.2)
Net market change, distributions and other	59.1	8.8	4.2	5.6	0.3	78.0
AUM at June 30, 2025	$656.6	$441.7	$258.4	$183.2	$71.9	$1,611.8

(in billions)	Equity	Fixed Income	Alternative [1]	Multi-Asset	Cash Management	Total
for the nine months ended June 30, 2026
AUM at October 1, 2025	$686.2	$438.7	$263.9	$193.9	$78.5	$1,661.2
Long-term inflows	180.6	95.8	36.9	45.5	—	358.8
Long-term outflows	(163.5)	(95.9)	(8.8)	(27.3)	—	(295.5)
Long-term net flows	17.1	(0.1)	28.1	18.2	—	63.3
Cash management net flows	—	—	—	—	3.2	3.2
Total net flows	17.1	(0.1)	28.1	18.2	3.2	66.5
Acquisition	—	—	6.2	—	—	6.2
Net market change, distributions and other	53.6	2.8	(4.0)	6.5	(1.2)	57.7
AUM at June 30, 2026	$756.9	$441.4	$294.2	$218.6	$80.5	$1,791.6
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed.

AUM increased $130.4 billion, or 8%, during the nine months ended June 30, 2026 due to $63.3 billion of long-term net inflows, inclusive of $11.7 billion of long-term net outflows at WAM, the positive impact of $57.7 billion of net market change, distributions and other, $6.2 billion from the acquisition of Apera and $3.2 billion of cash management net inflows. Long-term net inflows include $36.2 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $126.4 billion of market appreciation, partially offset by $64.3 billion of distributions. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity markets.

Long-term inflows increased 38% to $358.8 billion, as compared to the prior year period, driven by higher inflows in equity and multi-asset open-end funds, equity and fixed income exchange traded funds, equity, multi-asset, and fixed income separately managed accounts, alternative private funds, fixed income and alternative institutional separate accounts, and multi-asset sub-advised mutual funds. Long-term outflows decreased 14% to $295.5 billion, primarily due to lower outflows across multiple fixed income vehicles at WAM, including institutional separate accounts, sub-advised mutual funds, open-end funds, and sub-advised CITs, partially offset by higher outflows in equity open-end funds, separately managed accounts, exchange traded funds and institutional separate accounts.

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
_______________
1Cash management at June 30, 2025 includes $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.
AUM by sales region was as follows:

(in billions)	June 30, 2026	June 30, 2025	Percent Change
United States[1]	$1,267.8	$1,114.9	14%
International
Europe, Middle East and Africa	232.3	193.9	20%
Asia-Pacific[2]	191.1	182.6	5%
Americas, excl. U.S.[1]	100.4	120.4	(17%)
Total international	523.8	496.9	5%
Total	$1,791.6	$1,611.8	11%
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of June 30, 2026	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	46%	57%	51%	59%	25%	43%	40%	56%
Fixed Income	84%	76%	74%	78%	81%	75%	81%	95%
Total AUM[3]	50%	54%	53%	58%	41%	57%	55%	70%
__________________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 40%, 40%, 39% and 36% of our total AUM as of June 30, 2026.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 56%, 55%, 55% and 51% of our total AUM as of June 30, 2026.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 16% and 12% of our total AUM at June 30, 2026.
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
OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Investment management fees	$1,866.2	$1,640.8	14%	$5,533.4	$5,113.7	8%
Sales and distribution fees	404.5	351.9	15%	1,189.8	1,092.3	9%
Shareholder servicing fees	74.3	59.9	24%	214.2	185.3	16%
Other	13.4	11.4	18%	43.0	35.7	20%
Total Operating Revenues	$2,358.4	$2,064.0	14%	$6,980.4	$6,427.0	9%

Investment Management Fees
Investment management fees increased $225.4 million and $419.7 million for the three and nine months ended June 30, 2026 primarily due to an increase in average equity, multi-asset, and alternative AUM, an increase in performance fees and the acquisition of Apera, partially offset by the impact of WAM outflows.
Our effective investment management fee rate excluding performance fees (annualized investment management fees excluding performance fees divided by average AUM) was 41.0 and 40.7 basis points for the three and nine months ended June 30, 2026, as compared to 40.5 basis points for the same periods in the prior fiscal year.
Performance fees were $78.1 million and $310.5 million for the three and nine months ended June 30, 2026 and $60.6 million and $274.1 million for the same periods in prior fiscal year. The increase for both periods was primarily due to changes in the amount of performance fees earned by our alternative and equity investment groups.
Sales and Distribution Fees
Sales and distribution fees by revenue driver are presented below.

(in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Asset-based fees	$331.7	$293.9	13%	$977.3	$900.2	9%
Sales-based fees	72.8	58.0	26%	212.5	192.1	11%
Sales and Distribution Fees	$404.5	$351.9	15%	$1,189.8	$1,092.3	9%
Asset-based distribution fees increased $37.8 million and $77.1 million for the three and nine months ended June 30, 2026 primarily due to increases of 9% and 6% in the related average AUM and a higher mix of equity funds, non-U.S. and multi-asset funds and U.S. alternative funds, which generate higher fees.
Sales-based fees increased $14.8 million and $20.4 million for the three and nine months ended June 30, 2026, primarily due to increases of 31% and 14% in commissionable sales, partially offset by a higher mix of non-U.S. sales, which generate lower fees.
Shareholder Servicing Fees
Shareholder servicing fees increased $14.4 million and $28.9 million for the three and nine months ended June 30, 2026 primarily due to increased revenue related to fees earned on a contractual basis and higher levels of related AUM.
Other
Other revenue increased $7.3 million for the nine months ended June 30, 2026 primarily due to higher loan origination fees earned by certain of our alternative investment groups.

OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2026	2025		2026	2025
Compensation and benefits	$958.5	$901.1	6%	$2,953.9	$2,812.5	5%
Sales, distribution and marketing	555.4	480.7	16%	1,640.3	1,491.1	10%
Information systems and technology	160.8	162.7	(1%)	475.4	477.4	0%
Occupancy	71.4	69.5	3%	205.3	213.9	(4%)
Amortization of intangible assets	50.7	112.2	(55%)	156.4	337.3	(54%)
Impairment of intangible assets	33.0	—	NM	33.0	24.4	35%
General, administrative and other	312.8	183.7	70%	696.0	551.7	26%
Total Operating Expenses	$2,142.6	$1,909.9	12%	$6,160.3	$5,908.3	4%
Compensation and Benefits
The components of compensation and benefits expenses are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2026	2025		2026	2025
Salaries, wages and benefits	$444.8	$428.2	4%	$1,331.0	$1,297.7	3%
Incentive compensation	423.8	381.8	11%	1,310.1	1,208.2	8%
Acquisition-related retention[1]	(23.6)	47.9	NM	42.5	128.4	(67%)
Acquisition-related performance fee pass through[1]	3.7	2.1	76%	67.2	87.4	(23%)
Other[1,2]	109.8	41.1	167%	203.1	90.8	124%
Compensation and Benefits Expenses	$958.5	$901.1	6%	$2,953.9	$2,812.5	5%
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
Salaries, wages and benefits increased $16.6 million and $33.3 million for the three and nine months ended June 30, 2026, primarily due to annual salary increases, higher post-retirement and employee insurance costs, and the acquisition of Apera, partially offset by the impact of cost savings initiatives.
Incentive compensation increased $42.0 million and $101.9 million for the three and nine months ended June 30, 2026, primarily due to higher bonus expense based on expectations of our annual performance, higher sales-related commissions, and for the nine month period, higher deferred compensation expense.
Acquisition-related retention expenses decreased $71.5 million and $85.9 million for the three and nine months ended June 30, 2026, primarily due to the reversal of $67.3 million of expense upon forfeiture of certain equity awards and lower costs associated with recent acquisitions.
Other compensation and benefits increased $68.7 million and $112.3 million for the three and nine months ended June 30, 2026, primarily due to increases of $50.3 million and $78.7 million in special termination benefits and higher net market gains on investments related to our deferred compensation plans. The special termination benefits increased primarily due to higher costs associated with workforce optimization initiatives.
At June 30, 2026, our global workforce remained flat at approximately 10,100 employees, as compared to June 30, 2025.

Sales, Distribution and Marketing
Sales, distribution and marketing expenses by cost driver are presented below.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2026	2025		2026	2025
Asset-based expenses	$464.1	$405.6	14%	$1,369.7	$1,245.2	10%
Sales-based expenses	65.1	55.2	18%	196.3	187.0	5%
Amortization of deferred sales commissions	26.2	19.9	32%	74.3	58.9	26%
Sales, Distribution and Marketing	$555.4	$480.7	16%	$1,640.3	$1,491.1	10%
Asset-based expenses increased $58.5 million and $124.5 million for the three and nine months ended June 30, 2026 primarily due to increases of 8% and 6% in the related average AUM, a higher mix of equity funds, non-U.S. multi-asset funds and U.S. alternative funds, which incur higher fees, and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $9.9 million and $9.3 million for the three and nine months ended June 30, 2026 primarily due to increases of 31% and 14% in commissionable sales, partially offset by a higher mix of non-U.S. sales.
Occupancy

Occupancy expenses decreased $8.6 million for the nine months ended June 30, 2026, primarily due to consolidation of our office space in New York City.
Information Systems and Technology

Information systems and technology expenses decreased $1.9 million and $2.0 million for the three and nine months ended June 30, 2026, primarily due to lower technology consulting and depreciation, substantially offset by higher costs for software and external data services.
Amortization of Intangible Assets

Amortization of intangible assets decreased $61.5 million and $180.9 million for the three and nine months ended June 30, 2026, primarily due to intangible assets which became fully amortized during the prior fiscal year, partially offset by an increase in amortization due to the reclassification of certain indefinite-lived intangible assets to definite lived intangible assets and a reduction in the useful lives of certain definite-lived intangible assets related to trade names.
Impairment of intangible assets
We recognized impairment charges totaling $33.0 million during the three and nine months ended June 30, 2026, and $24.4 million during the nine months ended June 30, 2025. The impairment charges in both periods were primarily related to certain indefinite-lived intangible assets for acquired mutual fund investment management contracts. See Critical Accounting Policies for additional information.
General, Administrative and Other
General, administrative and other operating expenses increased $129.1 million and $144.3 million for the three and nine months ended June 30, 2026, primarily due to a $100.0 million regulatory settlement in the current year period. The increase for the three months ended June 30, 2026 was also driven by a $19.3 million increase in legal and other professional fees, and an $18.3 million increase in fund-related expenses, primarily due to higher transfer agency expenses and higher placement and platform fees. These increases were partially offset by a $7.7 million decrease in advertising expenses. The increase for the nine months ended June 30, 2026, was also driven by an increase of $36.2 million in fund-related expenses, primarily due to higher transfer agency expenses and higher placement and platform fees, and an increase of $17.9 million in legal and other professional fees, partially offset by a $13.9 million decrease in advertising expenses.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(in millions)	2026	2025		2026	2025
Investment and other income, net:
Dividend and interest income	$31.1	$38.9	(20%)	$124.4	$101.4	23%
Gains (losses) on investments, net	62.1	(31.4)	NM	32.8	(41.7)	NM
Income from investments in equity method investees	22.8	23.0	(1%)	58.6	38.5	52%
Losses on crypto assets, net	(0.5)	—	NM	(19.3)	—	NM
Rental income	11.4	10.7	7%	34.3	32.8	5%
Foreign currency exchange gains (losses), net	2.7	(14.4)	NM	0.2	(7.4)	NM
Other, net	1.4	(3.4)	NM	36.3	4.4	725%
Investment and other income, net	131.0	23.4	460%	267.3	128.0	109%
Interest expense	(23.5)	(25.8)	(9%)	(63.8)	(69.7)	(8%)
Investment and other income (losses) of consolidated investment products, net	54.8	35.9	53%	276.2	(14.7)	NM
Expenses of consolidated investment products	(7.2)	(11.0)	(35%)	(31.4)	(29.8)	5%
Other Income, Net	$155.1	$22.5	589%	$448.3	$13.8	NM
Dividend and interest income decreased $7.8 million for the three months ended June 30, 2026, primarily due to lower dividend and interest income earned from investments in collateralized loan obligations, and increased $23.0 million for the nine months ended June 30, 2026, primarily due to higher dividend income earned from a strategic investment.
Investments held by the Company generated net gains of $62.1 million and $32.8 million for the three and nine months ended June 30, 2026, as compared to net losses of $31.4 million and $41.7 million for the three and nine months ended June 30, 2025. The net gains in the three months ended June 30, 2026 and net losses in the prior year period were primarily from investment activity from investments in nonconsolidated funds and separate accounts, and for the prior year period investments measured at cost adjusted for observable price changes. The net gains in the nine months ended June 30, 2026 were primarily from investments in nonconsolidated funds and separate accounts and assets invested for deferred compensation plans, while the net losses in the prior year were primarily from investments measured at cost adjusted for observable price changes and investments in nonconsolidated funds and separate accounts.
Equity method investees generated income of $22.8 million and $58.6 million for the three and nine months ended June 30, 2026, as compared to income of $23.0 million and $38.5 million in the prior year, largely related to various global alternative and equity funds.
Net foreign currency exchange gains were $2.7 million and $0.2 million for the three and nine months ended June 30, 2026, as compared to net losses of $14.4 million and $7.4 million in the prior year periods, as changes in the value of the U.S. dollar against the Euro and British Pound resulted in net foreign exchange gains in the current year periods, as compared to net losses in the prior year.
Other, net increased $31.9 million for the nine months ended June 30, 2026, primarily due to gains recognized on the sale of owned office space.
Interest expense decreased $2.3 million and $5.9 million for the three and nine months ended June 30, 2026 reflecting the repayment of $450 million of senior notes in March 2026 and $400 million of senior notes in March 2025, partially offset by interest recognized on borrowings under our revolving credit facility.
Investments held by consolidated investment products (“CIPs”) generated gains and other income of $54.8 million and $276.2 million for the three and nine months ended June 30, 2026, largely related to gains on holdings of various alternative funds, and for the nine month period gains on holdings of various equity funds. Investments held by CIPs generated gains of $35.9 million for the three months ended June 30, 2025, largely related to gains on holdings of various equity, fixed income, and multi-asset funds, and losses of $14.7 million for the nine months ended June 30, 2025, largely related to losses on holdings of various equity funds, partially offset by gains on holdings of various alternative, fixed income, and multi-asset funds.
Expenses of CIPs decreased $3.8 million and increased $1.6 million for the three and nine months ended June 30, 2026, due to activity of the funds.
TAXES ON INCOME

Our effective income tax rate was 31.2% and 25.2% for the three and nine months ended June 30, 2026, as compared to 33.9% and 32.3% for the three and nine months ended June 30, 2025. The rate decreases were primarily due to activity of CIPs for which there is no related tax impact, partially offset by the impact of the charge related to a significant regulatory settlement which is not deductible for income tax purposes.

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
•Charges related to significant regulatory settlements.

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
•Charges related to significant regulatory settlements.
•Net income tax expense of the above adjustments based on the respective blended rates applicable to the adjustments.
We define adjusted diluted earnings per share as diluted earnings per share adjusted to exclude the per share impacts of the adjustments applied to net income in calculating adjusted net income.
In calculating our non-GAAP measures, we adjust for the impact of CIPs because it is not considered reflective of our underlying results of operations. Charges related to significant regulatory settlements are excluded because they are not considered reflective of our underlying results of operations and relate to matters that are non-recurring in nature. Acquisition-related items and special termination benefits are excluded to facilitate comparability to other asset management firms. We adjust for compensation and benefits expense related to funded deferred compensation plans because it is partially offset in other income (expense), net. We adjust for compensation and benefits expense and net income (loss) attributable to redeemable noncontrolling interests to reflect the economics of certain profits interest arrangements. Sales and distribution fees and a portion of investment management fees generally cover sales, distribution and marketing expenses and, therefore, are excluded from adjusted operating revenues. In addition, when calculating adjusted net income and adjusted diluted earnings per share we exclude unrealized investment gains and losses included in investment and other income (losses) because the related investments are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating income	$215.8	$154.1	$820.1	$518.7
Add (subtract):
Elimination of operating revenues upon consolidation of investment products*	17.3	12.0	48.8	37.6
Acquisition-related retention	(23.6)	47.9	42.5	128.4
Compensation and benefits expense from gains on deferred compensation, net	17.8	0.1	35.2	4.6
Other acquisition-related expenses	5.9	10.5	16.9	30.6
Amortization of intangible assets	50.7	112.2	156.4	337.3
Impairment of intangible assets	33.0	—	33.0	24.4
Special termination benefits	77.2	26.9	123.4	44.7
Compensation and benefits expense related to minority interests in certain subsidiaries	14.8	14.1	44.5	41.5
Charges related to significant regulatory settlements	100.0	—	100.0	—
Adjusted operating income	$508.9	$377.8	$1,420.8	$1,167.8

Total operating revenues	$2,358.4	$2,064.0	$6,980.4	$6,427.0
Add (subtract):
Acquisition-related pass through performance fees	(3.7)	(2.1)	(72.6)	(87.4)
Sales and distribution fees	(404.5)	(351.9)	(1,189.8)	(1,092.3)
Allocation of investment management fees for sales, distribution and marketing expenses	(150.9)	(128.8)	(450.5)	(398.8)
Elimination of operating revenues upon consolidation of investment products*	17.3	12.0	48.8	37.6
Adjusted operating revenues	$1,816.6	$1,593.2	$5,316.3	$4,886.1

Operating margin	9.2%	7.5%	11.7%	8.1%
Adjusted operating margin	28.0%	23.7%	26.7%	23.9%

(in millions, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Franklin Resources, Inc.	$171.5	$92.3	$695.2	$407.3
Add (subtract):
Net (income) loss of consolidated investment products*	—	3.9	0.1	(0.2)
Acquisition-related retention	(23.6)	47.9	42.5	128.4
Other acquisition-related expenses	5.3	13.0	22.9	38.8
Amortization of intangible assets	50.7	112.2	156.4	337.3
Impairment of intangible assets	33.0	—	33.0	24.4
Special termination benefits	77.2	26.9	123.4	44.7
Net (gains) losses on deferred compensation plan investments not offset by compensation and benefits expense	6.2	(2.6)	4.7	(2.4)
Unrealized investment (gains) losses	(3.5)	11.2	49.4	(0.2)
Interest expense for amortization of debt premium	(1.7)	(5.0)	(11.1)	(14.9)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	9.6	7.4	26.0	18.9
Charges related to significant regulatory settlements	100.0	—	100.0	—
Net income tax expense of adjustments	(38.4)	(43.8)	(93.3)	(143.8)
Adjusted net income	$386.3	$263.4	$1,149.2	$838.3

Diluted earnings per share	$0.31	$0.15	$1.26	$0.70
Adjusted diluted earnings per share	0.72	0.49	2.13	1.55
__________________
*The impact of CIPs is summarized as follows:

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Elimination of operating revenues upon consolidation	$(17.3)	$(12.0)	$(48.8)	$(37.6)
Other income (expense), net	74.4	19.9	225.4	(48.4)
Less: income (loss) attributable to noncontrolling interests	57.1	11.8	176.7	(86.2)
Net income (loss)	$—	$(3.9)	$(0.1)	$0.2
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

	Nine Months Ended June 30,
(in millions)	2026	2025
Operating cash flows	$298.5	$1,086.8
Investing cash flows	(3,336.5)	(1,901.3)
Financing cash flows	3,253.0	363.9
Net cash provided by operating activities decreased during the nine months ended June 30, 2026 primarily due to higher net purchases of investments by consolidated investment products and timing of cash receipts reflected in changes in receivables and other assets. Net cash used in investing activities increased primarily due to higher net purchases of investments by collateralized loan obligations (“CLOs”), partially offset by lower additions of property and equipment. Net cash provided by financing activities increased primarily due to higher net proceeds on debt of CIPs and higher net subscriptions in CIPs by noncontrolling interests, partially offset by higher repurchases of common stock.

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
Our liquid assets and debt consisted of the following:

(in millions)	June 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$2,638.7	$3,050.1
Receivables	1,336.8	1,228.6
Investments	1,256.4	1,367.5
Total Liquid Assets	$5,231.9	$5,646.2

Liability
Debt	$2,401.9	$2,362.0
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at June 30, 2026 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At June 30, 2026, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,200.0 million. The notes have fixed interest rates from 1.600% to 2.950% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,189.6 million. At June 30, 2026, Legg Mason’s outstanding senior note had a principal amount due of $550.0 million. The note has a fixed interest rate of 5.625% with interest paid semi-annually and had a carrying value, inclusive of unamortized premium, of $712.3 million at June 30, 2026. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason. We repaid the $450 million 4.750% senior notes due March 2026 using borrowings under our Amended and Restated Credit Agreement (the “Credit Agreement”) and existing cash.

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
On December 11, 2025, we entered into a Joinder and Commitment Increase Agreement (the “Joinder Agreement”) which amends the Credit Agreement dated as of April 30, 2025. Pursuant to the Joinder Agreement, the aggregate commitments have increased by $400.0 million such that the total aggregate commitments under the Credit Agreement are $1.5 billion. On July 30, 2026, we entered into an amendment and restatement of the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates the Company’s existing revolving credit agreement to, among other things, increase the aggregate commitments and extend its maturity to July 30, 2031. The Second Amended and Restated Credit Agreement provides for a five-year revolving credit facility with $1.5 billion of aggregate commitments with the option to increase the aggregate commitments by a maximum of $500.0 million. We expect to utilize the Credit Agreement periodically as part of our normal operations.
On January 8, 2026, we borrowed $150.0 million under the Credit Agreement which was repaid on February 9, 2026. On March 16, 2026, we borrowed $350.0 million under the Credit Agreement, the proceeds of which were used to repay the 4.750% Senior Notes due March 2026. During the quarter ended June 30, 2026, we borrowed an additional $150.0 million and on July 9, 2026, an additional $200.0 million under the Credit Agreement. The aggregate borrowings of $700.0 million remain outstanding at the time of this filing. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points. The Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. We were in compliance with all debt covenants at June 30, 2026.
At June 30, 2026, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $0.99 per share during the nine months ended June 30, 2026 and $0.96 per share during the nine months ended June 30, 2025. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During the three and nine months ended June 30, 2026, we repurchased 10.4 million and 14.5 million shares of our common stock at a cost of $348.1 million and $447.1 million and we repurchased 7.3 million and 8.1 million shares of our common stock at a cost of $157.4 million and $173.2 million in the prior year periods. The fiscal 2026 repurchases included 6.2 million shares repurchased from Great-West Lifeco Inc. (“Great-West”) for an aggregate purchase price of $208.0 million. In December 2025, our Board of Directors authorized the repurchase of up to an additional 20.8 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date. At June 30, 2026, 25.6 million shares remained available for repurchase under this authorization.

On October 1, 2025, we completed the acquisition of Apera Asset Management for cash consideration of €65.2 million net of closing adjustments, funded from existing cash. In addition, we will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on achieving revenue targets.
As part of our acquisition of Putnam, which closed on January 1, 2024, we will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West, which will be recognized in operating income.
While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. We have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant additional financial or other support to our sponsored funds during the nine months ended June 30, 2026.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at June 30, 2026, excluding third-party assets of CIPs, was as follows:

	Accounting Classification[1]					Total
(in millions)	Cash and Cash Equivalents	Investments at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$2,670.3	$—	$—	$—	$—	$2,670.3
Investments
Alternative	—	388.5	918.1	96.4	692.4	2,095.4
Equity	—	405.0	246.1	159.2	128.2	938.5
Fixed Income	—	205.2	76.0	34.7	227.6	543.5
Multi-Asset	—	49.0	3.7	125.0	108.5	286.2
Total investments	—	1,047.7	1,243.9	415.3	1,156.7	3,863.6
Total Cash and Cash Equivalents and Investments[2,3]	$2,670.3	$1,047.7	$1,243.9	$415.3	$1,156.7	$6,533.9

______________
1See Note 1 – Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for fiscal year 2025 for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes $4,936.8 million maintained for operational activities, including investments in sponsored funds and other products, and $446.1 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $380 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $434 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $409 million of cash and investments related to deferred compensation plans.

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
Subsequent to the annual impairment tests performed as of August 1, 2025, we monitored both macroeconomic and entity-specific factors, including changes in our AUM to determine whether circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value or indicate that the other indefinite-lived intangible assets might be impaired. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. During the nine months ended June 30, 2026, there were no events or circumstances which would indicate that goodwill or definite-lived intangible assets might be impaired. We performed a quantitative impairment test for certain indefinite-lived assets related to acquired management contracts due to decreased AUM in related products and recognized impairments totaling $33.0 million during the quarter ended June 30, 2026. There were no other impairments of indefinite-lived intangible assets, as no events occurred or circumstances changed that would indicate these assets might be impaired.
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
As of June 30, 2026, Level 3 assets represented 4% of total assets measured at fair value, which primarily related to CIPs’ investments in equity and debt securities. There were $27.1 million of transfers into and $16.9 million of transfers out of Level 3 during the nine months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended June 30, 2026, there were no material changes from the market risk disclosures in our Form 10‑K for the fiscal year ended September 30, 2025.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended June 30, 2026.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2026	13,634	$25.58	13,634	35,922,880
May 2026	24,924	30.85	24,924	35,897,956
June 2026	10,328,906	33.36	10,328,906	25,569,050
Total	10,367,464		10,367,464
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	July 31, 2026	By:	/s/ Matthew Nicholls
Matthew Nicholls
Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	July 31, 2026	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita
Chief Accounting Officer (Principal Accounting Officer)