Form 10-K
period 2026-09-30
FRANKLIN TEMPLETON INC
filed 2026-11-09
CIK 38777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-09318
FRANKLIN TEMPLETON, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2026 (the last business day of registrant’s second quarter of fiscal year 2026), was $7.1 billion based upon the last sale price reported for such date on the New York Stock Exchange.
Number of shares of the registrant’s common stock outstanding at October 31, 2026: 511,156,481.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2026, are incorporated by reference into Part III of this report.

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
The initiation or unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries may result in additional costs, monetary judgments, settlements or other remedies, including fines, penalties, restitution and/or alterations in our business practices or those of our specialist investment groups (“Investment Groups”). In addition, these matters may cause reputational harm to us or our Investment Groups and could result in additional expenses and collateral costs, outflows of assets under management or other financial impacts that could materially affect our results of operations and the price of our common stock.
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
Item 1.    Business.
OVERVIEW
Franklin Templeton, Inc., formerly named Franklin Resources, Inc. (“Franklin”), is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. Franklin’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BEN” and is included in the Standard & Poor’s 500 Index. In this Annual Report, Franklin and its subsidiaries are collectively referred to as the “Company,” and words such as “we,” “us,” “our” and similar terms refer to the Company. We have one operating segment, investment management and related services.
We changed our corporate name to Franklin Templeton, Inc. effective August 17, 2026 (“Name Change”). The Name Change reflects the continued evolution of Franklin Templeton as a unified global organization and alignment with the Franklin Templeton brand. This was a corporate name change only, and did not affect our corporate or capital structure, domicile, outstanding shares, or the voting or other rights of our stockholders.
We offer our services and products under our various distinct brand names, including, but not limited to, Franklin Templeton®, Apera®, Benefit Street Partners®, Benji®, Brandywine Global Investment Management®, Canvas®, Clarion

Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, MosaiQ®, Putnam®, Royce®, Templeton® and Western Asset Management Company®. Unless otherwise indicated, our “funds” means the funds offered under our various brand names, which may include co-branded funds.
We are a global investment management organization with approximately $1.8 trillion in assets under management (“AUM”) as of September 30, 2026. Our mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through our Investment Groups, we offer specialization on a global scale, bringing extensive capabilities in equity, fixed income, alternatives and multi-asset solutions. For over 75 years, we have been committed to providing clients with exceptional investment management services and have developed a globally diversified business, including through strategic acquisitions.
Our Investment Groups include our: Public Markets Investment Groups (ClearBridge Investments, Fiduciary Trust, Franklin Equity, Franklin Income Investors, Franklin Templeton Fixed Income, Franklin Templeton Investment Solutions, Putnam Investments, Royce Investment Partners and Templeton Global Investments); Alternatives Investment Groups (Benefit Street Partners, Clarion Partners, Franklin Crypto, Franklin Templeton Digital Assets and Lexington Partners); and Capabilities (Canvas by Franklin Templeton).
Invested in Partnership
We are committed to serving as a trusted investment partner, delivering tailored solutions that align with clients’ strategic goals. With deep portfolio management expertise across public and private markets, we seek to combine investment excellence with cutting-edge technology. Since our founding in 1947, we have been dedicated to empowering clients through strategic partnership, forward-looking insights, and continuous innovation – providing the tools and resources to navigate change and capture opportunity.
We are also committed to building dynamic, enduring relationships that go beyond asset management strategies, solutions and transactions, working side-by-side with our clients to understand their goals and navigate complex markets together. As more asset owners seek multifaceted partnerships with fewer firms that can deliver across asset classes, styles and regions, we believe our business is poised to meet that demand. From expanding into alternative asset classes and developing solutions for the insurance and retirement channels, to advancing private wealth management, personalization and technology-driven innovation, we offer access to Investment Groups across asset classes, vehicles and geographies through a single, powerful partnership.
We provide our investment management and related services to retail, institutional and high-net-worth investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of products and vehicles and multiple points of access, including directly to investors and through financial intermediaries. Our investment products include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account (“SMA”) programs, sub-advised products, and other investment vehicles. Our funds include both registered funds and unregistered funds. Related services include applicable fund administration, sales and distribution, and shareholder servicing, which we may perform directly or outsource to third parties. We also provide sub-advisory services to certain investment products sponsored by other companies that may be sold to investors under the brand names of those other companies or on a co-branded basis.
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

Recent Developments
In September 2026, we announced that we entered into a definitive agreement to acquire, through our real estate subsidiary Clarion Partners, LLC, a majority stake in Stoneshield Capital. Stoneshield is a leading European sector-specialist real assets manager, with thematic investment strategies focused on supply-constrained sectors. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in the fourth calendar quarter of 2026.
In October 2026, we and our alternative credit manager subsidiary Benefit Street Partners, L.L.C. (“BSP”) completed a transaction with Encina Lender Finance (Encina) that expands BSP’s asset-backed finance platform. Under the terms of the transaction, a new fund backed by Franklin Templeton and BSP-affiliated funds acquired an initial seed portfolio with approximately $480 million of commitments originated by Encina. In addition, an investment team from Encina joined BSP and will continue to manage and originate investments through the strategy.
Company History

Since 1947, the Company and its predecessors have been engaged in the investment management and related services business. Franklin was incorporated in the State of Delaware in November 1969, and originated our mutual fund business with the initial Franklin family of funds, known for its fixed income funds and growth and value-oriented equity funds. Over the years, we have expanded and developed our business to meet evolving investor needs, in part, by acquiring companies engaged in investment management and related services. We have added, among others: (i) the Templeton global investment firm in 1992, (ii) the Franklin Mutual Series investment firm in 1996, (iii) the Franklin Bissett Canadian investment firm in 2000, (iv) the Fiduciary Trust International investment and trust services firm in 2001, (v) the Benefit Street Partners alternative credit management firm in 2019, (vi) the Athena Capital Advisors investment and wealth management firm in March 2020, (vii) The Pennsylvania Trust Company investment and trust services firm in May 2020, (viii) the Legg Mason global investment firm in July 2020, (ix) the O’Shaughnessy Asset Management quantitative asset management firm in December 2021, (x) the Lexington Partners global alternatives investment firm in April 2022, (xi) the Alcentra alternative credit investment firm in November 2022, (xii) the Putnam global investment firm in January 2024, (xiii) the Apera asset management firm in October 2025, and (xiv) the 250 Digital active cryptocurrency investment management firm in June 2026.
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
Our business is conducted through our subsidiaries, including subsidiaries registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), as well as subsidiaries registered as investment adviser equivalents in jurisdictions including Australia, Brazil, Canada, China, Commonwealth of The Bahamas, Hong Kong, Ireland, India, Japan, Luxembourg, Malaysia, Mexico, Qatar, Saudi Arabia, Singapore, Switzerland, South Korea, the United Arab Emirates, the United Kingdom (“U.K.”) and Uzbekistan.
Our AUM by Asset Class and Product Type
We offer a broad product mix under our equity, fixed income, alternative, multi-asset and cash management asset classes. Our equity capabilities include value, deep value, core value, blend, growth, convertibles, sector, Shariah, smart beta and thematic investments. Our fixed income capabilities include government, municipals, corporate credit, bank loans, securitized, multi-sector, and other investments. Our alternative capabilities include private debt, hedge funds, private equity, real estate and infrastructure investments. Our multi-asset capabilities include income, real return, balanced/hybrid, total return, target date/risk, absolute return, tactical asset allocation, managed volatility investments, and digital/ crypto strategies.

We believe, despite market risks, that we have a competitive advantage as a result of the economic and geographic diversity of our products available to our clients. Our U.S. funds include U.S. mutual funds, closed-end funds, exchange-traded funds (“ETFs”), private funds, sub-advised funds and other products (including products we sub-advise and those sub-advised by third parties). Our non-U.S. funds include a variety of funds sold to applicable U.S. and/or non-U.S. investors, including our cross-border funds principally domiciled in Luxembourg or Ireland and registered for sale to non-U.S. investors in certain other countries, together with other international locally domiciled funds and products for the particular local market. Our institutional separate account services are provided to various institutions globally for which we serve as an investment adviser. Our retail SMAs, commonly known as managed accounts or wrap programs, are sponsored by various financial institutions. We also offer and serve as investment adviser to various other products.
Our fees for providing investment management services are generally based on a percentage of AUM in the accounts that we advise, and vary based on asset class, type of services provided, and the market for those services.
AUM by asset class and product type was as follows:

(in billions) as of September 30, 2026	U.S. Funds	Non-U.S. Funds	Institutional Separate Accounts	Retail Separately Managed Accounts	Other	Total	Percentage of Total AUM
Equity	$424.2	$144.1	$46.1	$122.5	$26.9	$763.8	43%
Fixed Income	151.8	65.5	152.2	33.4	24.7	427.6	24%
Alternative	174.7	103.0	24.3	2.3	0.3	304.6	17%
Multi-Asset	108.6	18.9	5.6	38.1	52.3	223.5	12%
Cash Management	41.4	34.2	—	—	—	75.6	4%
Total	$900.7	$365.7	$228.2	$196.3	$104.2	$1,795.1	100%
See “Assets under Management” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this Annual Report for additional information about our AUM and business. Broadly speaking, other than AUM changes due to acquisitions, changes in our AUM depend primarily upon two factors: (i) the level and direction of net flows, and (ii) the increase or decrease in the market value of the securities and instruments held in the portfolio of investments. Changing market conditions, reputational harm and the evolving needs of our clients may cause asset volatility and a shift in our asset mix, which may result in an increase or decrease in our revenues and income.
Our Investment Management Related Services and Products
Our Investment Groups offer diverse perspectives and specialized expertise across asset classes and strategies. Across our business, our Investment Groups generally focus on a portion of the investment management industry in terms of the types of assets managed and each may differ in the types of products and services offered, the investment styles utilized, and the types and geographic locations of its clients. Many of our Investment Groups typically offer their products and services under their own brand names, with certain distribution functions provided by our corporate distribution subsidiaries where applicable.
Through our Investment Groups, our investment products are offered globally to retail, institutional and high-net-worth clients, which may include, among others, individual investors, institutional investors, sovereign wealth funds, defined benefit and contribution plans, endowments and charitable foundations, healthcare systems and insurance companies. Our investment products include mutual funds, closed-end funds, collective investment trusts, interval funds, private funds, institutional separate accounts, retail SMAs, and other products. Our products and capabilities are designed to accommodate a variety of investment goals and preferences, from capital appreciation to capital preservation, as well as other investor preferences.
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

Our Investment Groups provide investment management services pursuant to agreements with each of our investment products and/or clients, including products for which we provide sub-advisory services. Our investment management services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our management fees vary with the types of services that we provide, and fees may at times be waived or voluntarily reduced by the parties, among other things.
Our Funds
Our Investment Groups manage a fund’s portfolio of securities in accordance with the fund’s stated objectives. To support the funds’ operations, our subsidiaries either provide or arrange for the investment and other management, shareholder servicing and administrative services required by the funds. We outsource various administration, technology, transfer agency and other services for our funds to third-party providers. An investor may purchase shares of a mutual fund directly from us or through a broker-dealer, financial adviser, bank or other similar financial intermediary that provides investment advice to the investor, or an investor may purchase shares of a closed-end fund or ETF on the stock exchange where the fund is traded. Financial intermediaries may earn fees and commissions and receive other compensation with respect to fund shares sold to investors.
The applicable board of directors or trustees of our funds and our management personnel periodically review the investment management fee structures for the funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. For our U.S. mutual funds, most of our investment management agreements with our funds must be renewed each year, and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of the independent fund directors or trustees under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of the fund’s outstanding voting securities, and such agreements generally may be terminated by either party without penalty after prior written notice. Our non-U.S. mutual funds, private funds, institutional and high-net-worth separate accounts, and the products for which we provide sub-advisory services, are typically subject to various termination rights and/or renewal provisions, which often provide for termination upon relatively short notice with little or no penalty.
Alternatives
Certain of our Investment Groups manage alternative products and investment strategies which provide our clients with alternatives to traditional equity and fixed income products and services. Our alternative products include private credit funds and structured products, business development companies, real estate funds, hedge funds, and private equity, including secondary private equity and venture capital funds. These products employ various investment strategies and approaches, including loan origination, collateralized loan obligations, high-yield credit, hedge fund advisory, private equity and infrastructure transactions in emerging markets, global macro, consumer loans, direct real estate investments, and custom-tailored investment programs.
Customization and Vehicle Diversification
We are committed to providing our clients with a range of investment strategies in vehicles of their choice. Certain of our Investment Groups provide investment management services to retail SMA programs sponsored by various financial institutions. These retail SMA programs typically allow securities brokers or other financial intermediaries to offer their clients greater customization through the opportunity to choose from a number of investment management services pursuing different investment strategies provided by one or more investment managers, and generally charge an all-inclusive fee that can cover asset management, asset allocation and custodial and administrative services.

Private Wealth Management
Through Fiduciary Trust International, we provide private wealth investment management and related services to, among others, high-net-worth individuals and families, family offices, foundations and institutional clients. Fiduciary Trust International offers investment management and advisory services across different investment styles and asset classes. The majority of these client assets are actively managed by individual portfolio managers, while a significant number of clients also seek multi-manager, multi-asset class solutions. We also may provide SMAs, private funds, and trust, custody and related services, including administration, performance measurement, estate planning and tax planning.
Digital Assets
In connection with our acquisition of 250 Digital in June 2026, we expanded our digital assets team and introduced our newly formed Franklin Crypto group, bringing together crypto expertise with our global distribution to target institutional growth. Through our digital asset business and product lineup, we offer tokenization of certain U.S. mutual funds, building blockchain-based technology solutions and developing investment strategies. We also offer certain tokenized funds internationally to complement our U.S. offerings. We remain focused on investing in technology and innovation to harness blockchain’s potential.
Strategic Partnerships and Insurance
Our focus on building strategic insurance and reinsurance products and partnerships has resulted in multiple sub-advisory fundings and strategic partnerships, which we believe reflects our growing position as a trusted partner to leading insurance companies, increases our capabilities and expands our relevance in this important sector of the financial industry.
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
In addition, we distribute certain products and services primarily to institutional investors, both directly and through consultants. Consultants play a large role in institutional investment management by helping clients select and retain investment managers. Institutional investment management clients and their consultants tend to be highly sophisticated and investment performance driven.
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

The majority of our U.S. mutual funds, with the exception of certain money market funds and certain other funds specifically designed for purchase through SMA programs, have adopted distribution plans under Rule 12b-1 (the “Rule 12b-1 Plans”) promulgated under the Investment Company Act. The Rule 12b-1 Plans permit the funds to pay us for marketing, marketing support, advertising, printing and sales promotion services relating to the distribution of their shares, subject to the Rule 12b-1 Plans’ limitations on amounts based on daily average AUM. Similar arrangements exist for the distribution of non-U.S. mutual funds. The Rule 12b-1 Plans are established for one-year terms and must be approved annually by a vote of each fund’s board of directors or trustees as a whole and separately by a majority of the independent fund directors or trustees under the Investment Company Act, and such plans are subject to termination at any time by a majority vote of the independent fund directors or trustees or by the fund’s shareholders.
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
Artificial Intelligence
Our artificial intelligence (“AI”) journey also continues to evolve, reflecting our belief that integrated, scalable AI platforms unlock value and contribute to positive business outcomes and commercial impact. As the pace of change in our industry increases, we remain committed to innovation.
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

Due to our international presence and varied product mix, assessing our market position relative to other investment managers on a worldwide basis may be difficult, but we believe that we are one of the more widely diversified investment managers based in the U.S. We believe that our diversified asset offerings, coupled with our global presence, will serve our competitive needs well over the long term. We continue to focus on the long-term performance of our investment products, service to clients and extensive marketing activities through our strong broker-dealer and other financial institution distribution network as well as with high-net-worth and institutional clients.
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
Failure to comply with applicable laws, regulations, rules, codes, notices, directives, guidelines, orders, circulars and/or conditions in the various jurisdictions where we operate could result in a wide range of disciplinary actions against us, our subsidiaries and/or our business. Breaches of applicable laws and rules could result in regulatory enforcement, civil liability, criminal liability and/or the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business in a jurisdiction or market. In addition, a public regulatory issue can have a negative impact on our reputation, and as a result have indirect impacts on our business or growth.

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

Public Company Disclosure Requirements. In May 2026, the SEC proposed rule amendments to revise U.S. public companies’ reporting requirements. Potential amendments include giving companies the option of filing semiannual financial reports instead of quarterly financial reports and changes in executive compensation disclosure requirements, rules on shareholder proposals and the shelf registration process. The SEC also requested public comment on potential reforms to Regulation S-K to reduce immaterial disclosures. The form of any such final rules and reforms could impact our public company reporting and compliance costs and obligations.

Antitrust Rules and Disclosure. The Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and its implementing rules require parties to certain mergers and acquisitions to submit premerger notifications to the Federal Trade Commission (“FTC”) and DOJ and observe a waiting period before consummating such transactions. In October 2024, the FTC approved various rule changes under the HSR Act amending certain premerger reporting and notification rules, significantly expanding the premerger information and documentation required to be submitted in connection with an HSR filing. The amended rules remain subject to litigation challenges.

Cybersecurity Disclosure. The SEC’s rules require disclosure regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. The rules require public companies to (i) disclose, on a current basis, any cybersecurity incident it deems to be material within four business days on a Form 8-K; (ii) describe, on an annual basis, the company’s processes, if any, for the assessment, identification and management of material risks from cybersecurity threats, as well as whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect their business strategy, results of operations or financial condition; and (iii) describe, on an annual basis, the board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing those risks. The rules require ongoing evaluation and analysis of our applicable processes and procedures, including regarding cyber incident response plans and procedures, disclosure analysis framework, risk management processes, and board oversight structure.

Sustainability. Sustainable investing and related environmental, social and governance (“ESG”) topics continue to be the focus of increased regulatory and legal scrutiny across jurisdictions. In the U.S., the SEC adopted, but subsequently stayed the implementation of, climate disclosure rules to require public issuers to include enhanced disclosure and financial metrics regarding corporate climate-related information in their periodic reports and registration statements. The SEC recently proposed to formally rescind these rules, which remain stayed. In addition, state laws and regulations regarding these topics continue to evolve. For example, California enacted the Climate Corporate Data Accountability Act, which requires annual disclosure of certain greenhouse gas emissions beginning in 2026 pursuant to applicable implementing regulations by the California Air Resources Board, while enforcement of the California Climate-Related Financial Risk Act, which requires biennial disclosure of certain climate-related financial risks and mitigation measures, remains stayed subject to ongoing legal challenges. Globally, the independent International Sustainability Standards Board and other applicable sustainability disclosure standards continue to impact how national regulators and governance bodies approach these and related topics.
Privacy and Data Protection. There continues to be a heightened regulatory and enforcement focus with respect to the protection of individuals’ privacy and personal data around the world, and the ongoing need to secure and ensure only appropriate collection and use of sensitive customer, personnel, and others’ personal data. A majority of the jurisdictions where we operate are covered, or we expect will be covered, by stringent privacy and data protection laws and regulations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the management of personal data continue to expand, risks related to the handling of privacy obligations and personal data collection across our business will increase. For example, in addition to international data protection and privacy laws and regulations like the EU’s GDPR, we are, and expect to continue to be, subject to and affected by existing, new and evolving country, federal and state laws, regulations and guidance around the world impacting consumer and personnel privacy, including various U.S. state consumer privacy laws that provide for enhanced consumer protections for their residents and impose requirements for the handling, disclosure and deletion of personal information of their residents.
Systemically Important Financial Institutions. The mandate of the Financial Stability Oversight Council (“FSOC”) is to identify and respond to threats to U.S. financial stability. Similarly, the U.S. and other members of the G-20 group of nations have empowered the Financial Stability Board (“FSB”) to identify and respond, in a coordinated manner, to threats to global financial stability. The FSOC may designate certain non-bank financial companies as systemically important financial institutions (“SIFIs”), which are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The FSB may designate certain non-bank financial companies as global systemically important financial institutions (“G-SIFIs”). The FSOC recently proposed to revise its framework on SIFI designation to return to the activities-based approach of its 2019 guidance. To the extent that we or any of our funds are designated as a SIFI or G-SIFI, such designations would add additional supervision, review, monitoring and/or regulation resulting in increased scrutiny and oversight that could impact our business.
U.S. DOL Reforms. In March 2026, the DOL announced that, following the federal court vacatur of its 2024 fiduciary rule, it reinstated its historical five-part test for determining fiduciary status and does not plan to propose further amendments to the fiduciary rule at this time. The DOL is expected to propose a class exemption addressing re-eligibility options after disqualification under the Qualified Professional Asset Manager (QPAM) exemption, which was revised in 2024, and which many investment firms rely upon when providing services to and engaging in transactions on behalf of applicable retirement plans, individual retirement accounts (IRAs) and/or certain commingled investment vehicles that have retirement plan investors. The DOL is also expected to propose amendments to its rule, “Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights.” Earlier this year, the DOL announced that it no longer would defend this rule in litigation. The DOL is expected to revise the rule so that plan fiduciaries must select investments and exercise shareholder rights based only on financial considerations. In August 2025, President Trump issued an Executive Order to facilitate the ability of participants in 401(k) and other defined contribution plans to obtain exposure to alternative assets, including private equity, real estate, and digital assets. In response to the Executive Order, the DOL in March 2026 issued a proposed rule on fiduciary duties in selecting designated investment alternatives. That rule has not yet been finalized.

Private Fund Adviser Reforms. In February 2024, the SEC and CFTC jointly adopted amendments to Form PF, which is the confidential reporting form that certain investment advisers to private funds file to provide confidential information to the agencies and the FSOC. The amendments require all private fund advisers to report additional information about themselves and the funds they advise, including assets under management, withdrawal and redemption rights, gross and net asset value, inflows and outflows, borrowings and types of creditors, beneficial ownership, and fund performance. Hedge fund advisers are subject to additional reporting requirements with respect to the funds they advise, including information about investment strategies, counterparty exposures, and trading and clearing mechanisms. Large hedge fund advisers that report on qualifying hedge fund assets are required to report more detailed information about investment exposures, borrowing and counterparty exposure, market factor effects, currency exposure, turnover, country and industry exposure, central clearing counterparty reporting, risk metrics, investment performance, portfolio liquidity, and financing and investor liquidity. The SEC proposed additional amendments to Form PF in April 2026. The compliance date for the amended reporting requirements was extended until July 1, 2027, providing additional time for the SEC to further update the form’s reporting requirements.
Fund Names Rule Reforms. In September 2023, the SEC adopted amendments to the fund “Names Rule” impacting regulated investment funds. The Names Rule generally requires a fund to invest at least 80% of the value of its assets in the particular type of investments or industry suggested by the fund's name. The amendments expand the applicability of the Names Rule and impacted funds may need to modify their names, alter their investment strategies, or adopt new or revised investment policies to comply with the amendments, potentially impacting their portfolios. Funds with names that suggest a focus on investments that have particular characteristics, such as “growth,” “value” or thematic terms such as “ESG,” would be required to adopt a policy to invest at least 80% of the fund’s assets in those investments and would be subject to enhanced disclosure and reporting requirements. Earlier this year, the SEC issued a proposal to eliminate certain Names Rule reporting requirements and the SEC staff issued additional guidance on application of the amended Names Rule. While the date for compliance with the amended rule for large fund complexes was June 2026, the SEC extended the compliance date for the related reporting requirements until November 2027 for large fund complexes.
Digital Assets. Regulatory attention to digital assets—including cryptocurrencies, stablecoins, tokenized securities and other distributed ledger instruments—has continued to intensify across jurisdictions. Current U.S. leadership has shown greater support for financial technology innovation and activity. In July 2025, the U.S. enacted the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), which governs the issuance and regulatory oversight of payment stablecoins and is expected to become effective in January 2027. The federal financial agencies have been actively engaged in rulemaking required to implement the Act. Congress is also considering legislation that would allocate primary oversight of most other digital asset activities between the SEC and CFTC. It is unclear whether that legislation will be enacted. The SEC, CFTC, and other agencies have been moving forward rapidly to provide greater regulatory clarity regarding digital assets. Highlights include: (i) joint SEC/CFTC guidance on how the federal securities laws apply to various digital assets; (ii) the SEC’s recent proposal of Regulation Crypto Assets, which would provide a tailored offering regime for certain crypto asset offerings; and (iii) joint guidance by the federal banking regulators on the regulatory capital treatment of tokenized securities. Internationally, the EU’s Markets in Crypto-Assets Regulation became fully applicable in late 2024, and the U.K., Singapore, Hong Kong and Japan have introduced or strengthened licensing, prudential and consumer-protection rules for crypto-asset service providers. Although the expanding regulatory framework raises legal, compliance and operational challenges for firms, the anticipated clarity and predictability around permissible digital asset activities is broadly positive for the market and its participants.
Proxy Voting. In December 2025, President Trump issued an Executive Order regarding proxy advisory firms. The Executive Order directs multiple federal agencies to review and revise rules, guidance, and enforcement practices related to proxy advice, shareholder proposals, and stewardship activities. Since the Executive Order, federal agencies have taken actions including: (i) the DOL issued guidance on when a proxy advisory firm may be a fiduciary under the Employee Retirement Income Security Act of 1974; (ii) the DOJ’s Antitrust Division withdrew a 1987 letter issued to proxy advisory firm Institutional Shareholder Services that had provided protection from antitrust enforcement; and (iii) the SEC proposed to rescind Rule 14a-8, which establishes the federal framework under which companies must include qualifying shareholder proposals in their proxy materials and under which the SEC staff historically has considered companies’ requests to exclude particular proposals. In addition, the DOL is expected to propose amendments to its rule, “Prudence and Loyalty in Selecting Plan Investments and Exercising Shareholder Rights” and the SEC is expected to issue proposed amendments to its rules governing shareholder proposals.

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
Europe. The Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) regulates our substantial activities in Luxembourg, including our subsidiary Franklin Templeton International Services S.à r.l. (“FTIS Lux”). FTIS Lux is licensed as a management company for both the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) and alternative investment funds (“AIFs”) and, as such, it manages our Luxembourg-domiciled UCITS and our EU-domiciled AIFs. FTIS Lux’s license also covers certain investment services, such as discretionary portfolio management, investment advice and reception and transmission of orders in relation to financial instruments. The CSSF’s rules include capital resource, governance and risk management requirements, business conduct rules, remuneration rules and oversight of systems and controls.
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
In the U.K., the Financial Conduct Authority (the “FCA”) regulates certain of our subsidiaries. Authorization by the FCA is required to conduct any financial services-related business in the U.K. pursuant to the Financial Services and Markets Act 2000. The FCA’s rules under that act govern a firm’s capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls. In 2024, we updated the applicable product, marketing and other materials of our U.K. funds in line with the FCA’s Sustainability Disclosure Requirements and prepared the first annual disclosure for funds with sustainability characteristics per the December 2025 deadline. We offer a significant number of EU UCITS to U.K. retail investors which have registered under the U.K.’s new Offshore Funds Regime to continue such offerings. We await a further consultation from the U.K. Treasury as to how such funds may in the future also be covered by the FCA’s Sustainability Disclosure Requirements.
In addition, the EU Markets in Financial Instruments Directive, as revised (“MiFID II”), regulates the provision of investment services and conduct of investment activities throughout the European Economic Area (“EEA”). MiFID II sets out detailed requirements, governing the organization and business conduct of investment firms and regulated markets, and includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. It also includes an expansion of the types of instruments subject to these requirements, such as bonds, structured products and derivatives, and changes to business conduct requirements, including selling practices, intermediary inducements and client categorization. MiFID II also includes a ban on commission and other payments (“inducements”) to independent advisers and discretionary managers, which has changed the commercial relationships between fund providers and distributors. Arrangements with non-independent advisers have also been affected, as narrower rules around the requirement that any commission reflect an enhancement of the service to customers came into effect, along with a prescriptive list of permissible non-monetary benefits. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms, including ours.
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
The EU’s Sustainable Finance Disclosure Regulation (“SFDR”) imposes mandatory ESG disclosure obligations on asset managers and other financial markets participants. SFDR requires all covered firms to disclose how financial products integrate sustainability risks in the investment process, including whether they consider adverse sustainability impacts, and, for those products promoting sustainable objectives, the provision of sustainability-related information. Related amendments to applicable legislation require that all covered investment managers must consider in their investment process any ESG risks which are likely to have a material impact on the value of the investment and require investment advisers to inquire as to the investor’s desire for ESG-focused products in their portfolio when assessing suitability. The availability of such sustainability disclosures may impact the investment decisions of European investors. In November 2025, the European Commission published its legislative proposal of key changes to SFDR (“SFDR 2.0”), including introducing three new categories of sustainable and transition products, and amending applicable disclosure and marketing requirements. SFDR 2.0 remains subject to applicable review for final adoption and implementation.

The EU’s Corporate Sustainability Due Diligence Directive (“CSDDD”) will impose due diligence obligations requiring companies to identify, and to prevent or at least mitigate, adverse impacts on human rights and the environment across their value chain, including by their subsidiaries, supply chain partners and clients. Obligations would be enforced through administrative sanctions and civil liability, with a defense of having exercised reasonable due diligence. The CSDDD remains subject to further secondary rulemaking and guidance around implementation. While CSDDD does not currently apply to investment funds, the European Commission is required to consider the merits of potentially extending the requirements to funds. As investors in the public markets do not have the contractual relationship with issuers to compel them to provide the information required by CSDDD, the imposition of CSDDD to funds could prove problematic for the industry. With a major political focus on encouraging EU economic growth and regulatory simplification, a fundamental review of both CSDDD and the EU’s Corporate Sustainability Reporting Directive (“CSRD”) began early in 2025, and, in March 2026, the EU enacted the EU Omnibus I Simplification Package which significantly scales back the scope and delays the implementation deadlines for both CSDDD and CSRD.
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
Other Non-U.S. Jurisdictions. There are similar legal and regulatory arrangements in effect in many other non-U.S. jurisdictions where our subsidiaries, branches and representative offices, as well as certain joint ventures or companies in which we own minority stakes, are authorized to conduct business. We are also subject to regulation and supervision by, among others, the Securities Commission of The Bahamas, the Comissão de Valores Mobiliários in Brazil, the China Securities Regulatory Commission and the Financial Supervisory Commission in the People’s Republic of China, the Securities Commission in Malaysia, the Comision Nacional Bancaria y de Valores in Mexico, the Qatar Financial Centre Regulatory Authority, the Romanian Financial Services Authority, the Saudi Capital Market Authority, the Financial Services Commission and the Financial Supervisory Service in South Korea, the Swiss Federal Banking Commission, the Dubai Financial Services Authority in the United Arab Emirates, the National Agency of Perspective Projects in Uzbekistan, and the State Securities Commission of Vietnam.
INTELLECTUAL PROPERTY
We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored products and services from those of our competitors in the U.S. and in other countries and jurisdictions, including, but not limited to, Franklin Templeton®, Apera®, Benefit Street Partners®, Benji®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, MosaiQ®, Putnam®, Royce®, Templeton® and Western Asset Management Company®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.

HUMAN CAPITAL RESOURCES
As of September 30, 2026, we employed approximately 9,900 employees and operated offices in over 30 countries. We consider our relations with our employees to be satisfactory. We depend upon our key personnel to manage our business, including our portfolio managers, investment analysts, sales and management personnel and other professionals as well as our executive officers and other business leaders. Competition for experienced personnel is significant and from time to time we may experience a loss of valuable personnel. The retention of our key investment personnel is material to the management of our business.
As a global asset manager, we are committed to building and maintaining an inclusive workplace that respects and values all employees. To support our efforts, we have established dedicated resources and a global governance structure. We support our business resource groups, regional executive councils, partnerships, programs and other practices that align with this focus. At an enterprise level, we use employee surveys to understand sentiment and engagement in the organization. We also host live forums for leaders to engage directly with employees to help reinforce our culture of open feedback. Our employees have access to a valuable set of equitable and competitive total rewards, which consists of a mix of monetary and non-monetary rewards designed to recognize their time, talents and results.

We have developed strategies and initiatives anchored in our core values to prioritize attracting and retaining top talent, promoting an inclusive workplace, driving good decision-making and igniting innovation, all of which we believe are important to our long-term success.
AVAILABLE INFORMATION
The SEC maintains a website that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including Franklin, that file electronically with the SEC, at www.sec.gov. Additional information about Franklin’s filings can also be obtained through our website at www.franklintempleton.com/corporate under “Investor Relations.” We make available free of charge on our website Franklin’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Franklin periodically provides other information for investors on its website, such as press releases, presentations and other information about financial performance. The information on our website is not incorporated by reference into, and is not a part of, this Annual Report.

Item 1A.    Risk Factors.
MARKET AND VOLATILITY RISKS
Volatility and disruption of our business and financial markets and adverse changes in the global economy may significantly affect our results of operations and put pressure on our financial results.
We derive substantially all of our operating revenues and income from providing investment management and related services to investors in jurisdictions worldwide through our investment products, which include our funds, as well as institutional and high-net-worth separate accounts, retail SMA programs, sub-advised products, and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing, which we may perform directly or outsource to third parties. The investment management industry continues to experience disruption and challenges, including continued fee pressure, regulatory changes, an increasing and changing role of technology in investment management services, the continuous introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. Further, financial markets have experienced and may continue, from time to time, to experience volatility and disruption worldwide. Declines in global economic markets have periodically resulted, and may in the future result, in significant decreases in our AUM, revenues and income, and future declines may further negatively impact our financial results. Such declines have had, and may in the future have, a material adverse impact on our business. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to compete in a changing global economy and business environment.
Individual financial, equity, debt and commodity markets may be adversely affected by financial, economic, operational, political, electoral, diplomatic or other changes and/or instabilities that are particular to the country or region in which a market is located, including without limitation local acts of terrorism, economic crises, political protests, war, insurrection or other business, social or political crises. For example, regional conflicts such as the ongoing Ukraine-Russia and Middle East wars and tensions may continue to develop and expand globally and significantly impact the global economy and financial markets, which may have an adverse effect on our investment performance and flows in certain products. Global economic conditions, exacerbated by war, terrorism, social, civil or political unrest, natural disasters, public health crises, such as epidemics or pandemics, or financial crises, changes in the equity, debt or commodity marketplaces or market operations, changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by trading counterparties, bond defaults, revaluation and bond market liquidity risks, geopolitical risks, the imposition of economic sanctions and other factors that are difficult to predict, affect the mix, market values and levels of our AUM. Changing market conditions could also cause an impairment to the value of our goodwill and other intangible assets.
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

Our funds may be subject to liquidity risks or unanticipated large numbers of redemptions and fund closures.
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
As part of our global business strategy, we regularly consider, and have discussions with respect to, potential strategic transactions, including mergers, acquisitions, dispositions, joint ventures or similar transactions, some of which may be deemed material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, such transactions typically involve a number of risks and present financial, managerial and operational challenges. Acquisitions and related transactions pose the risk that any business we acquire may result in the loss of clients, customers or personnel or could underperform relative to expectations. We also may not realize the anticipated benefits of an acquisition, including with respect to revenue, tax benefits, financial benefits or returns, and expense and other synergies. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Entries into material or strategic transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals, and there is no assurance that any announced transaction will actually be consummated. Future transactions also may further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.
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
Although we have adopted risk management, operational and financial controls and compliance policies, procedures and programs that are subject to regular review and update, we cannot ensure that these measures will enable us effectively to identify and manage internal and external risks including those related to fraudulent activity and dishonesty. We are subject to the risk that our personnel, contractors, vendors and other third parties may deliberately or recklessly circumvent or violate our controls to commit fraud against our business, products and/or client accounts, pay or solicit bribes, or otherwise act in ways inconsistent with our controls, policies, workplace culture and business principles. Attempts to circumvent our policies and controls or incidents involving violation of controls and policies, fraud or conflicts of interests could negatively impact our business and reputation and result in adverse publicity, regulatory investigations and actions, legal proceedings and losses and adversely affect our operations, reputation, AUM and financial results.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries.
We sell our products and offer our strategies and investment management and related services to clients in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to operate our business consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. Local regulatory environments may vary widely in terms of scope, adequacy and sophistication. Similarly, local distributors, and their policies and practices as well as financial viability, may vary widely and they may be inconsistent or less developed or mature than other more internationally focused distributors. Growth of our international operations has involved and may continue to involve near-term increases in expenses, as well as additional capital costs, such as information systems and technology costs, and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs also may place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding, hiring and retaining additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain challenges as we expand our operations internationally.
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
While we maintain a significant portion of our operations in the U.S., we also provide services and earn revenues in jurisdictions around the world. As a result, we are subject to foreign currency exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar have affected, and will in the future affect, our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, our situation may change in the future. Appreciation of the U.S. dollar could in the future moderate revenues from managing our products internationally, or could affect relative investment performance of certain of our products invested in non-U.S. securities. In addition, we have risk associated with the foreign exchange revaluation of U.S. dollar balances held by certain non-U.S. subsidiaries for which the local currency is the functional currency. Separately, management fees that we earn tend to be higher in connection with non-U.S. AUM than with U.S. AUM. Consequently, downturns in international markets have in the past had, and could in the future have, a significant effect on our revenues and income. Moreover, our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from financial, economic, political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, nationalization, asset confiscation and changes in legislation related to non-U.S. ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. Any ongoing and future business, economic, political or social unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, also may have a lasting impact on the long-term investment climate in these and other areas and, as a result, our AUM and the corresponding revenues and income that we generate from them may be negatively affected.

COMPETITION AND DISTRIBUTION RISKS
Failure to properly address the increased transformative pressures affecting the investment management industry could negatively impact our business.
The investment management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed core equities and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the investment management industry, including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation; addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the U.S. and European markets; advances in technology and digital wealth and distribution tools and increasing client interest in interacting digitally with their investment portfolios; and the growing use of AI and digital asset markets that remain subject to substantial volatility, significant regulatory uncertainty and potential misuse by illicit actors. As a result of the trends and pressures discussed above, the investment management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to address adequately these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and income.
We compete with numerous investment management companies, securities brokerage and investment banking firms, insurance companies, banks, hedge fund firms and other financial management institutions. Our products also compete with products offered by these competitors, as well as with other financial products. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, business trends and strategic considerations, investor goals and preferences, service quality and innovation, distribution relationships, fees charged, and legal and product requirements and restrictions. Further, although we offer many types of ETFs, to the extent that there is a trend among existing or potential clients in favor of lower-fee index and other ETFs, it may favor our competitors who may offer such products that are more established or on a larger scale than we do. Additionally, competing securities broker-dealers and banks, upon which we rely to distribute and sell certain of our funds and other products, also may sell their own proprietary funds and products, which could limit the distribution of our products. To the extent that existing or potential clients, including securities broker-dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and income could decline. Our ability to attract and retain AUM is also dependent on the relative investment performance of our products, offering a mix of products and strategies that meets investor demands, and our ability to maintain our investment management fees and pricing structure at competitive levels.
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
Due to our interconnectivity with and dependency upon third-party providers, including, for example, advisors, central agents, exchanges, clearing organizations, transfer agents, other financial institutions, and other service providers supporting our business and technology needs, we may be adversely affected if any of them is subject to a successful cyber attack or other privacy or information security event or disruption. Cybersecurity issues affecting third-party providers are a growing concern in the asset management industry. Many services that we use in our business are delivered from and supported, upgraded and maintained by, third-party providers. A breach, suspension or termination of these services or related support, upgrades and maintenance could cause system delays or interruption, and/or unauthorized access to confidential or private data, that could adversely impact our business, including financial losses to us and our clients, legal and regulatory issues, and reputational harm.
TECHNOLOGY AND SECURITY RISKS
Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied accounting, financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing technology systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The introduction of new technologies presents new challenges to us. On an ongoing basis, we need to upgrade and improve our technology, including our technology platform, data processing, financial, accounting, shareholder servicing and trading systems. For example, in July 2024, we selected a third-party technology solution to further support our investment management process and unify our investment management technology platform across asset classes to reduce complexity and support business growth, subject to a multi-year transition and implementation period. Further, we also must be proactive and prepared to implement new technology when growth opportunities present themselves, whether as a result of a business acquisition, technological advancements or rapidly increasing business activities in particular markets or regions. These needs could continue to present operational issues or require significant capital spending, and may require us to reevaluate the current value and/or expected useful lives of the technology we use or intend to use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including investment management platforms, digital advisers, digital wealth and distribution tools, digital asset tools and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.
Any significant limitation, failure or security breach of our information and cybersecurity infrastructure, software applications, technology or other systems, or those of our third-party providers, that are critical to our operations could disrupt our business and harm our operations, financial condition, and reputation.
We are highly dependent upon the use of various proprietary and third-party information and security technology, software applications, external third-party services and other technology systems, and remote equipment and connectivity infrastructure, to access critical business systems necessary to operate our business. We are also dependent on the continuity and effectiveness of our information and cybersecurity infrastructure, management oversight and reporting framework, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. We use technology and third-party providers on a daily basis in our business to, among other things, support our business continuity and operations, process and transmit confidential communications, store and maintain confidential and proprietary data including personal employee and/or client data, obtain securities pricing information, process client transactions, and provide reports and other services to our clients. In addition, developments in our use of process automation and AI further heighten our dependency on technology, as such technology may be complex and unpredictable. Any disruptions, inaccuracies, mismanagement, delays, theft, systems failures, data security or privacy breaches, cybersecurity threats, incidents, attacks, individual or brand impersonations, or other cyber-related fraud, or other security breaches in these and other processes, could subject us to significant legal and regulatory issues, client dissatisfaction, attrition and financial losses, and damage our reputation. We and our third-party providers have been, and we expect to continue to be, the subject of these types of risks, breaches and/or attacks. Ongoing advances in technology, including generative AI, as well as the malicious use of such technology, further heighten the risks to our business.
Although we take protective measures, including measures to secure and protect information through system security technology and our internal security procedures, as well as measures to assess third-party provider security posture and controls, and maintain insurance coverage for cybersecurity incidents, we can provide no assurance that any of these measures or coverage will prove adequate or effective, or comply with evolving information security standards, particularly given the expanding nature and sophistication of cyber and technology threats and attacks. The technology systems we use or rely on, including those provided and/or leveraged by third-party providers, remain vulnerable to denial of service attacks, unauthorized access, computer viruses, human error and other events and circumstances that may have a security impact, such as an external or internal hacker attack by one or more cyber criminals (including through the use of directive attacks involving impersonation, social engineering, phishing, malware, ransomware, deepfakes and other methods and activities maliciously designed to obtain and exploit confidential information and to cause system and service disruption and other damage), and to our personnel or vendors inadvertently or recklessly causing release of confidential information, which could materially harm our operations and reputation.
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
Developing regulatory and legislative treatment of AI, and failure to adequately address AI-related challenges, creates a risk of reputational harm and an impediment to growth.
AI is used in many areas of our business and we plan to further incorporate AI into additional areas. The use of AI offers efficiencies, but also introduces significant challenges related to data security, privacy, intellectual property, regulatory and legislative compliance, accuracy and bias concerns, and reputational harm, among others. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. AI technologies evolve at a rapid pace and their usage requires integration with other technology applications, data platforms and business processes. Globally, courts, regulatory agencies and legislative bodies are developing approaches to dealing with AI-related issues, which creates uncertainty around the use of the technology. Use of AI technologies requires appropriate governance, operational controls and procedures, and the development and implementation of appropriate protections and safeguards. Our growing reliance on technological data and algorithms and use of AI may make us more susceptible to cybersecurity threats. Failure to successfully integrate AI technologies, respond to client or market demands, identify or address applicable legal or regulatory issues or effectively manage related risks could result in legal and regulatory liabilities and harm our reputation and growth.
HUMAN CAPITAL RISKS
We depend on key personnel and our financial performance could be negatively affected by the loss of their services.
The success of our business will continue to depend upon our key personnel, including our portfolio managers, investment analysts, sales and management personnel and other professionals as well as our executive officers and other business leaders. Competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the investment management industry remains significant. Our success depends to a substantial degree upon our ability to find, attract, develop, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. Global and/or local laws and regulations could impose restrictions on compensation paid by financial institutions, which could restrict our ability to compete effectively for qualified professionals. As our business develops, we may need to increase the number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals and increase our key management succession planning, resulting in additional expense without a corresponding increase in potential revenues. There is no assurance that we will be successful in finding, attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. In addition, due to the global nature of our business, our key personnel may, from time to time, have reasons to travel to regions susceptible to higher risk of civil unrest, organized crime or terrorism, and we may be unable to ensure the safety of our personnel traveling to such regions.

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
The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. Over the years, the U.S. federal corporate governance and securities laws, and laws in other jurisdictions, have been augmented substantially and made significantly more complex by various legislation. As we continue to address our legal and regulatory requirements or focus on meeting new or expanded requirements, we may need to continue to expend a substantial amount of additional time, costs and resources. Regulatory reforms may add further complexity to our business and operations and could require us to alter our investment management services and related activities, which could be costly, impede our growth and adversely impact our AUM, revenues and income. Regulatory reforms also may impact our clients, which could cause them to change their investment strategies or allocations in a manner adverse to our business. Certain key regulatory reforms and proposals in the U.S. and other jurisdictions that may impact or relate to our business, and may cause us to incur additional obligations, include regulatory matters related to public company disclosure requirements, antitrust rules and disclosure, cybersecurity disclosure, sustainability, privacy and data protection, SIFIs, financial products, fiduciary and fund-related reforms, digital assets, proxy voting, tax compliance, and other investment management disclosure and compliance requirements. The impacts of these and other regulatory reforms on us, now and in the future, could be significant. We expect that the regulatory requirements and developments applicable to us will cause us to continue to incur additional compliance and administrative burdens and costs. Any inability to meet applicable requirements within the required timeframes may subject us to sanctions or other restrictions by governments and/or regulators that could adversely impact our broader business objectives.
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
As with all investment management companies, our activities are highly regulated in the countries in which we conduct business. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any of our jurisdictions could result in regulatory enforcement, civil liability, criminal liability and/or the imposition of a range of sanctions or orders against us, including, as applicable, monetary damages, injunctions, disgorgements, fines, penalties, cease and desist orders, censures, reprimands, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our business in a jurisdiction or market, any of which could adversely affect our reputation and operations. Moreover, any errors, whether financial or otherwise, if material, could damage our reputation and adversely affect our business. While management has focused attention and resources on our compliance policies, procedures and practices, the regulatory environments of the jurisdictions where we conduct our business, or where our products are organized or sold, are complex, uncertain and subject to change. Local regulatory environments may vary widely and place additional demands on our sales, investment, legal and compliance personnel. In recent years, the regulatory environments in which we operate have seen significant increased and evolving regulations, which have imposed and may continue to impose additional compliance and operational requirements and costs on us in the applicable jurisdictions. Regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our services and products in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.
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
Our cybersecurity team is led by our Chief Security Officer (“CSO”) or the CSO’s delegee partnering with our risk, technology, legal, compliance, privacy, human resources, and other applicable business teams. We are subject to audit by regulators and independent parties and we map our cybersecurity program to industry standards.
Identification and Protection. Our cybersecurity program has established processes to identify and categorize cybersecurity threats and vulnerabilities as part of our risk identification process, pursuant to which we regularly seek to obtain, monitor, assess and respond to evolving threat and vulnerability information. Information about threats and vulnerabilities generally originates from multiple sources, including, but not limited to, government, information-sharing organizations, industry threat intelligence sources, and other third parties. The identification of risks is supported through various security controls and testing to help minimize exposure to reported cybersecurity threats and vulnerabilities. These security controls include, but are not limited to, penetration testing, compromise assessments, vulnerability scanning, and various additional internal and external security audits and assessments. In addition, we maintain a third-party risk management program that includes an initial and periodic cybersecurity assessment on critical vendors’ security posture and controls.
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
Response and Recovery. In the event of a cybersecurity incident, our initial focus is to contain the cybersecurity incident as quickly as possible consistent with our incident response plan. Once a cybersecurity incident is contained, we focus on remediation and recovery activities, which depend on the nature of the cybersecurity incident. We have relationships with third-party providers to assist with cybersecurity containment and remediation efforts, including for example, forensic investigations and incident response management. If a cybersecurity incident materially impacts us, or is expected to materially impact us, we promptly notify senior management, the Franklin Board of Directors (“Board”) and/or Franklin Audit Committee, as appropriate based on the severity of the incident. Our response plan also addresses engagement with appropriate individuals and committees with respect to disclosure determinations related to cybersecurity incidents. We review and, if necessary, update our cybersecurity incident response plan at least annually.
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

Governance
Our Board is responsible for the oversight of our cybersecurity risk management program. The Board has delegated to the Franklin Audit Committee oversight responsibility regarding cybersecurity risks. Our CSO reports directly to our Chief Risk and Transformation Officer, each of whom has extensive experience in information security and risk management. The Board and/or Audit Committee receive(s) reports or updates from senior leadership on cybersecurity matters, including threats, events and program enhancements, more frequently than annually. We update our cybersecurity policies at a minimum annually and benchmark our program to applicable cybersecurity standards and frameworks.
While we have experienced cybersecurity threats and breaches targeting our information technology systems and networks and those of our third-party providers, we are not aware of any cybersecurity threats or incidents that have materially impacted us, or for which we have incurred material costs or damages, during the three fiscal year periods ended September 30, 2026, or that are reasonably likely to materially affect our business, including our business strategy, results of operations or financial condition. We routinely face risks of cybersecurity incidents, whether through attempted or actual: cyber-attacks or cyber intrusions, ransomware and other forms of malware, computer viruses, attachments to emails, individual or brand impersonation, phishing, extortion or other scams. Although we make efforts to maintain the security and integrity of our systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurances regarding the effectiveness of our security efforts and measures or those of our third-party providers who have access to, transmit, or store such data. For additional information regarding our cybersecurity risks, see our risk factors under Item 1A in Part I of this Annual Report.

Item 2.    Properties.
We conduct our worldwide operations using a combination of owned and leased facilities. While we believe our facilities are suitable and adequate to conduct our business at present, we will continue to acquire, lease and dispose of facilities throughout the world, as necessary.
We own our San Mateo, California corporate headquarters and various other office buildings in the U.S. and internationally. We lease excess owned space to third parties under leases with terms through 2039. Our owned properties consist of the following:

Location	Owned Square Footage	Owned Square Footage Leased to Third Parties
San Mateo, California	743,793	475,183
St. Petersburg, Florida	560,948	371,990
Rancho Cordova, California	445,023	47,556
Hyderabad, India	379,052	23,164
Poznan, Poland	284,436	121,994
Ft. Lauderdale, Florida	102,246	31,705
Edinburgh, Scotland	87,016	24,879
Other	18,947	0
Total	2,621,461	1,096,471
We lease office space in 16 states in the U.S. and Washington, D.C., and internationally, including Australia, Brazil, Canada, the People’s Republic of China (including Hong Kong), Germany, India, Japan, Luxembourg, Mexico, Singapore, South Korea, United Arab Emirates, Malaysia and the U.K. As of September 30, 2026, we leased and occupied approximately 2,053,000 square feet of office space worldwide, and subleased to third parties approximately 237,000 square feet of excess leased space.
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
Age 62
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
Age 65
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
Age 86
Vice Chairman of Franklin since December 1999 and director of Franklin since 1971; officer and/or director of certain subsidiaries of Franklin; officer, director and/or trustee of certain funds registered as investment companies managed or advised by subsidiaries of Franklin.
Daniel Gamba
Age 59
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
Age 59
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
Age 54
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

Thomas C. Merchant
Age 58
Executive Vice President and General Counsel of Franklin since May 2022; formerly, Corporate Secretary from July 2021 to December 2024; oversaw global regulatory compliance of Franklin as Deputy General Counsel from August 2020 to May 2022; officer and/or director of certain subsidiaries of Franklin. Formerly, General Counsel and Executive Vice President of Legg Mason, Inc. from 2013 and Secretary from 2008, until its acquisition by Franklin Templeton in July 2020; joined Legg Mason as Associate General Counsel in 1998, serving as Corporate General Counsel and Deputy General Counsel. Formerly, served as a Corporate Associate at Shearman & Sterling, a law firm, in New York from 1993 to 1998.
Family Relationships
Jennifer M. Johnson and Gregory E. Johnson are siblings, and their uncle is Rupert H. Johnson, Jr. Each serves as both a director and an executive officer of Franklin.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the ticker symbol “BEN.” At October 31, 2026, there were 2,132 stockholders of record of our common stock.
The following table provides information with respect to the shares of our common stock that we repurchased during the three months ended September 30, 2026.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2026	83,144	$33.61	83,144	25,485,906
August 2026	2,408,375	34.15	2,408,375	23,077,531
September 2026	30,447	32.41	30,447	23,047,084
Total	2,521,966		2,521,966
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
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
The following discussion and analysis of the results of operations and financial condition of Franklin Templeton, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-looking Statements” disclosure set forth in Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K (this “Annual Report”) and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe our risks, uncertainties and other important factors in more detail. Words such as “we,” “us,” “our” and similar terms refer to the Company.
OVERVIEW
Franklin is a holding company with subsidiaries operating under our Franklin Templeton® and/or subsidiary brand names. We are a global investment management organization that derives operating revenues and net income from providing investment management and related services to investors in jurisdictions worldwide. We deliver our investment capabilities through a variety of investment products, which include our sponsored funds, as well as institutional and high-net-worth separate accounts, retail separately managed account programs, sub-advised products and other investment vehicles. Related services include fund administration, sales and distribution, and shareholder servicing, which we may perform directly or outsource to third parties. We offer our services and products under our various distinct brand names, including, but not limited to, Franklin Templeton®, Apera®, Benefit Street Partners®, Benji®, Brandywine Global Investment Management®, Canvas®, Clarion Partners®, ClearBridge Investments®, Fiduciary Trust International™, Franklin®, Franklin Mutual Series®, K2®, Legg Mason®, Lexington Partners®, MosaiQ®, Putnam®, Royce®, Templeton®, and Western Asset Management Company®. We offer a broad product mix of equity, fixed income, alternative, multi-asset and cash management asset classes and solutions that meet a wide variety of specific investment goals and needs for individual and institutional investors. We also provide sub-advisory services to certain investment products sponsored by other companies which may be sold to investors under the brand names of those other companies or on a co-branded basis.
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
During the fiscal year ended September 30, 2026 (“fiscal year 2026”), U.S. and global equity markets generated positive returns, supported by resilient economic growth, strong corporate earnings, and continued AI-driven investment despite elevated inflation, higher interest rates, and geopolitical uncertainty. The S&P 500 Index and MSCI World Index each increased 15.7% for the fiscal year. The global bond markets declined as the Bloomberg Global Aggregate Index decreased 2.4% for the fiscal year.
Our total AUM was $1,795.1 billion at September 30, 2026, 8% higher than at September 30, 2025. Simple monthly average AUM (“average AUM”) increased 8% during fiscal year 2026.
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
Uncertainties regarding the global economy remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of our products and on providing high quality service to our clients. We continuously perform reviews of our business model. While we remain focused on expense management, we will also seek to attract, retain and develop personnel and invest strategically in our business and in systems and technology to support our evolving business. We will continue to seek to protect and further our brand recognition while developing and maintaining broker-dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section.
The following discussion and analysis includes a comparison of our financial results for fiscal year 2026 to fiscal year 2025. For discussion and analysis of the financial results for fiscal year 2025 compared to fiscal year 2024, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which was filed with the SEC on November 10, 2025.

RESULTS OF OPERATIONS

(in millions, except per share data)				2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,	2026	2025	2024
Operating revenues	$9,415.3	$8,770.7	$8,478.0	7%	3%
Operating income	1,175.9	604.1	407.6	95%	48%
Operating margin[1]	12.5%	6.9%	4.8%

Net income attributable to Franklin Templeton, Inc.	$1,075.3	$524.9	$464.8	105%	13%
Diluted earnings per share	$1.97	$0.91	$0.85	116%	7%

As adjusted (non-GAAP):[2]
Adjusted operating income	$2,019.4	$1,640.2	$1,713.1	23%	(4%)
Adjusted operating margin	28.0%	24.5%	26.1%

Adjusted net income	$1,642.6	$1,195.8	$1,276.7	37%	(6%)
Adjusted diluted earnings per share	$3.07	$2.22	$2.39	38%	(7%)
__________________
1Defined as operating income divided by total operating revenues.
2“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are based on methodologies other than generally accepted accounting principles. See “Supplemental Non-GAAP Financial Measures” for definitions and reconciliations of these measures.
ASSETS UNDER MANAGEMENT
AUM by asset class was as follows:

(in billions)				2026 vs. 2025	2025 vs. 2024
as of September 30,	2026	2025	2024
Equity	$763.8	$686.2	$632.1	11%	9%
Fixed Income	427.6	438.7	556.4	(3%)	(21%)
Alternative	304.6	263.9	249.9	15%	6%
Multi-Asset	223.5	193.9	176.2	15%	10%
Cash Management	75.6	78.5	64.0	(4%)	23%
Total	$1,795.1	$1,661.2	$1,678.6	8%	(1%)
Changes in average AUM are generally more indicative of trends in revenue for providing investment management services than the year-over-year change in ending AUM. Average AUM and the mix of average AUM by asset class are shown below.

(in billions)	Average AUM [1]			2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,	2026	2025	2024
Equity	$723.6	$637.0	$544.0	14%	17%
Fixed Income	438.1	466.5	542.3	(6%)	(14%)
Alternative	283.3	253.7	254.9	12%	0%
Multi-Asset	210.2	179.8	161.1	17%	12%
Cash Management	80.2	69.7	63.5	15%	10%
Total	$1,735.4	$1,606.7	$1,565.8	8%	3%
_______________
1Average AUM is calculated as the average of the month-end AUM for the trailing thirteen months.

	Mix of Average AUM
for the fiscal years ended September 30,	2026	2025	2024
Equity	42%	40%	35%
Fixed Income	25%	29%	35%
Alternative	16%	16%	16%
Multi-Asset	12%	11%	10%
Cash Management	5%	4%	4%
Total	100%	100%	100%
Components of the change in AUM are shown below. Net market change, distributions and other includes appreciation (depreciation), distributions to investors that represent return on investments and return of capital, and foreign exchange revaluation.

(in billions)
for the fiscal years ended September 30,	2026 [1]	2025	2024
Beginning AUM	$1,661.2	$1,678.6	$1,374.2
Long-term inflows	473.5	343.9	319.0
Long-term outflows	(389.4)	(441.3)	(351.6)
Long-term net flows	84.1	(97.4)	(32.6)
Cash management net flows	(2.8)	12.6	2.7
Total net flows	81.3	(84.8)	(29.9)
Acquisitions (disposition)	6.2	(0.2)	148.3
Net market change, distributions and other	46.4	67.6	186.0
Ending AUM	$1,795.1	$1,661.2	$1,678.6
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed. Prior periods have not been revised to reflect the current presentation.

Components of the change in AUM by asset class were as follows:

(in billions)
for the fiscal year ended September 30, 2026	Equity	Fixed Income	Alternative[1]	Multi-Asset	Cash Management	Total
AUM at October 1, 2025	$686.2	$438.7	$263.9	$193.9	$78.5	$1,661.2
Long-term inflows	236.7	124.4	48.7	63.7	—	473.5
Long-term outflows	(215.6)	(125.1)	(11.1)	(37.6)	—	(389.4)
Long-term net flows	21.1	(0.7)	37.6	26.1	—	84.1
Cash management net flows	—	—	—	—	(2.8)	(2.8)
Total net flows	21.1	(0.7)	37.6	26.1	(2.8)	81.3
Acquisition	—	—	6.2	—	—	6.2
Net market change, distributions and other	56.5	(10.4)	(3.1)	3.5	(0.1)	46.4
AUM at September 30, 2026	$763.8	$427.6	$304.6	$223.5	$75.6	$1,795.1
_______________
1Beginning in fiscal year 2026, non-fee generating uncalled capital commitments, which were previously included in net market change, distributions, and other, are reflected in long-term inflows in the period the capital is committed. Prior periods have not been revised to reflect the current presentation.

AUM increased $133.9 billion or 8% during fiscal year 2026 primarily due to $84.1 billion of long-term net inflows, inclusive of $11.7 billion of long-term net outflows at Western Asset Management (“WAM”), the positive impact of $46.4 billion of net market change, distributions and other and $6.2 billion from acquisitions, partially offset by the $2.8 billion of cash management net outflows. Long-term net inflows include $39.5 billion of long-term reinvested distributions. Net market change, distributions and other primarily consists of $126.1 billion of market appreciation partially offset by $75.3 billion of long-term distributions and a $4.4 billion decrease from foreign exchange revaluation. The market appreciation occurred in all asset classes, most significantly in the equity asset class, and reflected positive returns in the global equity markets. Foreign exchange revaluation from AUM in products that are not U.S. dollar denominated was primarily due to a stronger U.S. dollar compared to the Euro, Japanese Yen and Indian Rupee, partially offset by a weaker U.S. dollar compared to the Australian dollar.

Long-term inflows increased 38% to $473.5 billion, as compared to the prior year, driven by higher inflows across equity, alternative and multi-asset strategies, particularly in open-end funds, separately managed accounts, exchange traded funds and private funds. Long-term outflows decreased 12% to $389.4 billion, primarily due to lower outflows across multiple fixed income vehicles at WAM, including institutional separate accounts, sub-advised mutual funds, open-end funds, and sub-advised CITs, partially offset by higher outflows in equity open-end funds, separately managed accounts and exchange traded funds.

(in billions)
for the fiscal year ended September 30, 2025	Equity	Fixed Income	Alternative	Multi-Asset	Cash Management[1]	Total
AUM at October 1, 2024	$632.1	$556.4	$249.9	$176.2	$64.0	$1,678.6
Long-term inflows	159.7	114.7	23.2	46.3	—	343.9
Long-term outflows	(160.1)	(237.4)	(10.3)	(33.5)	—	(441.3)
Long-term net flows	(0.4)	(122.7)	12.9	12.8	—	(97.4)
Cash management net flows	—	—	—	—	12.6	12.6
Total net flows	(0.4)	(122.7)	12.9	12.8	12.6	(84.8)
Disposition	—	(0.1)	(0.1)	—	—	(0.2)
Net market change, distributions and other	54.5	5.1	1.2	4.9	1.9	67.6
AUM at September 30, 2025	$686.2	$438.7	$263.9	$193.9	$78.5	$1,661.2
_______________
1Cash management at September 30, 2025 includes $6.3 billion of AUM and $3.7 billion of net inflows related to two money market mutual fund share classes previously closed to third-party investors.
AUM by sales region was as follows:

(in billions)				2026 vs. 2025	2025 vs. 2024
as of September 30,	2026	2025	2024
United States[1]	$1,272.3	$1,171.5	$1,177.1	9%	0%
International
Europe, Middle East and Africa	226.1	201.4	195.2	12%	3%
Asia-Pacific[2]	191.7	179.5	191.9	7%	(6%)
Americas, excl. U.S.[1]	105.0	108.8	114.4	(3%)	(5%)
Total international	$522.8	$489.7	$501.5	7%	(2%)
Total	$1,795.1	$1,661.2	$1,678.6	8%	(1%)
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

	Peer Group Comparison[1]				Benchmark Comparison[2]
	% of Mutual Fund AUM in Top Two Peer Group Quartiles				% of Strategy Composite AUM Exceeding Benchmark
as of September 30, 2026	1-Year	3-Year	5-Year	10-Year	1-Year	3-Year	5-Year	10-Year
Equity	52%	53%	53%	60%	35%	44%	43%	59%
Fixed Income	58%	77%	79%	75%	78%	75%	74%	95%
Total AUM[3]	50%	52%	55%	58%	47%	59%	55%	72%
 _______________
1Mutual fund performance is sourced from Morningstar and measures the percent of ranked AUM in the top two quartiles versus peers. Total mutual fund AUM measured for the 1-, 3-, 5- and 10-year periods represents 39%, 39%, 39% and 35% of our total AUM as of September 30, 2026.
2Strategy composite performance measures the percent of composite AUM beating its benchmark. The benchmark comparisons are based on each account’s/composite’s (strategy composites may include retail separately managed accounts and mutual fund assets managed as part of the same strategy) return as compared to a market index that has been selected to be generally consistent with the asset class of the account/composite. Total strategy composite AUM measured for the 1-, 3-, 5- and 10-year periods represents 58%, 57%, 57% and 52% of our total AUM as of September 30, 2026.
3Total mutual fund AUM includes performance of our alternative and multi-asset funds, and total strategy composite AUM includes performance of our alternative composites. Alternative and multi-asset AUM represent 17% and 12% of our total AUM at September 30, 2026.
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

OPERATING REVENUES
The table below presents the percentage change in each operating revenue category.

(in millions)				2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,	2026	2025	2024
Investment management fees	$7,478.9	$6,981.8	$6,822.2	7%	2%
Sales and distribution fees	1,593.7	1,474.7	1,381.0	8%	7%
Shareholder servicing fees	289.4	264.5	229.3	9%	15%
Other	53.3	49.7	45.5	7%	9%
Total Operating Revenues	$9,415.3	$8,770.7	$8,478.0	7%	3%
Investment Management Fees
Investment management fees are generally calculated under contractual arrangements with our investment products and the products for which we provide sub-advisory services as a percentage of AUM. Annual fee rates vary by asset class and type of services provided. Fee rates for products sold outside of the U.S. are generally higher than for U.S. products.
Investment management fees increased $497.1 million in fiscal year 2026 primarily due to an increase in average equity, multi-asset and alternative AUM and the acquisition of Apera, partially offset by a decrease in performance fees and the impact of WAM outflows.
Our effective investment management fee rate excluding performance fees (investment management fees excluding performance fees divided by average AUM) was 40.7 and 40.5 basis points for fiscal years 2026 and 2025.
Performance fees were $414.1 million and $474.0 million for fiscal years 2026 and 2025. The decrease was primarily driven by lower performance fees earned by our alternative investment managers, partially offset by higher performance fees earned by our equity investment managers.
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

Sales and distribution fees by revenue driver are presented below.

(in millions)				2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,	2026	2025	2024
Asset-based fees	$1,318.8	$1,219.5	$1,135.1	8%	7%
Sales-based fees	274.9	255.2	245.9	8%	4%
Sales and Distribution Fees	$1,593.7	$1,474.7	$1,381.0	8%	7%
Asset-based distribution fees increased $99.3 million in fiscal year 2026 primarily due to an increase of 5% in the related average AUM and a higher mix of equity funds, non-U.S. multi-asset funds and U.S. alternative funds, which generate higher fees.
Sales-based fees increased $19.7 million in fiscal year 2026 primarily due to a $10.3 million increase in contingent sales charges, driven by increased redemptions, and an increase of 13% in commissionable sales, partially offset by a higher mix of non-U.S. sales, which generate lower fees.
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
Shareholder servicing fees increased $24.9 million in fiscal year 2026, primarily due to higher levels of related AUM and increased revenue related to fees earned on a contractual basis.
OPERATING EXPENSES
The table below presents the percentage change in each operating expense category.

(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,
Compensation and benefits	$3,963.4	$3,818.2	$3,831.1	4%	0%
Sales, distribution and marketing	2,200.5	2,010.9	1,863.1	9%	8%
Information systems and technology	644.7	643.6	620.1	0%	4%
Occupancy	277.2	286.3	325.4	(3%)	(12%)
Amortization of intangible assets	198.4	406.5	338.2	(51%)	20%
Impairment of intangible assets	33.0	226.6	389.2	(85%)	(42%)
General, administrative and other	922.2	774.5	703.3	19%	10%
Total Operating Expenses	$8,239.4	$8,166.6	$8,070.4	1%	1%

Compensation and Benefits
The components of compensation and benefits expenses are presented below.

(in millions)				2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,	2026	2025	2024
Salaries, wages and benefits	$1,747.5	$1,724.0	$1,686.6	1%	2%
Incentive compensation	1,762.0	1,676.6	1,613.7	5%	4%
Acquisition-related retention[1]	75.1	162.4	263.6	(54%)	(38%)
Acquisition-related performance fee pass through[1]	76.7	106.7	97.5	(28%)	9%
Other[1,2]	302.1	148.5	169.7	103%	(12%)
Compensation and Benefits Expenses	$3,963.4	$3,818.2	$3,831.1	4%	0%
_______________
1    See “Supplemental Non-GAAP Financial Measures” for additional information.
2    Includes impact of gains and losses on investments related to deferred compensation plans, which is offset in investment and other income (losses), net; minority interests in certain subsidiaries, which is offset in net income (loss) attributable to redeemable noncontrolling interests; and termination benefits.
Salaries, wages and benefits increased $23.5 million in fiscal year 2026 primarily due to annual salary increases, higher post-retirement benefit costs and additional compensation expenses associated with the acquisition of Apera, partially offset by savings from cost reduction initiatives.
Incentive compensation increased $85.4 million in fiscal year 2026, primarily due to higher bonus expense based on our annual performance, higher deferred compensation expense and higher sales-related commissions.
Acquisition-related retention expenses decreased $87.3 million in fiscal year 2026, primarily due to the reversal of $67.3 million of expense upon forfeiture of certain equity awards and lower costs associated with recent acquisitions.
Other compensation and benefits increased $153.6 million in fiscal year 2026, primarily due to higher termination benefits and net market gains on investments related to our deferred compensation plans. Termination benefits increased $131.4 million primarily due to higher costs associated with workforce optimization initiatives.
At September 30, 2026, our global workforce increased to approximately 9,900 employees from approximately 9,800 at September 30, 2025.
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

Sales, distribution and marketing expenses by cost driver are presented below.

(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,
Asset-based expenses	$1,849.1	$1,685.3	$1,569.6	10%	7%
Sales-based expenses	254.4	245.8	231.5	3%	6%
Amortization of deferred sales commissions	97.0	79.8	62.0	22%	29%
Sales, Distribution and Marketing	$2,200.5	$2,010.9	$1,863.1	9%	8%
Asset-based expenses increased $163.8 million in fiscal year 2026 primarily due to an increase of 6% in the related average AUM, a higher mix of equity funds, non-U.S. multi-asset funds and U.S. alternative funds, which incur higher fees, and higher marketing support fees. Distribution expenses are generally not directly correlated with distribution fee revenues due to certain fee structures that do not provide full recovery of distribution costs.
Sales-based expenses increased $8.6 million in fiscal year 2026 primarily due to an increase of 13% in commissionable sales, partially offset by a higher mix of non-U.S. sales.
Amortization of deferred sales commissions increased $17.2 million in fiscal year 2026 primarily due to higher sales.
Occupancy
Occupancy expenses decreased $9.1 million in fiscal year 2026, primarily due to initiatives to reduce office space, including the consolidation of our office space in New York City.
Amortization of intangible assets
Amortization of intangible assets decreased $208.1 million in fiscal year 2026, primarily due to the effect of intangible assets which became fully amortized during fiscal years 2026 and 2025, partially offset by an increase in amortization due to the reclassification of certain indefinite-lived intangible assets to definite-lived intangible assets and a reduction in the useful lives of certain definite-lived intangible assets related to trade names.
Impairment of intangible assets
Impairment of intangible assets was $33.0 million in fiscal year 2026 and $226.6 million in fiscal year 2025. In fiscal year 2026, we impaired our indefinite-lived intangible assets by $33.0 million, primarily related to certain acquired mutual fund investment management contracts. In fiscal year 2025, we impaired our indefinite-lived intangible asset related to certain contracts managed by WAM by $200.0 million and also recognized impairment charges of $26.6 million related to certain other indefinite-lived intangible assets related to management contracts. See Critical Accounting Policies and Note 8 - Goodwill and Other Intangible Assets in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
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
General, administrative and other operating expenses increased $147.7 million in fiscal year 2026, primarily due to a $100.0 million regulatory settlement, an increase of $33.2 million in the fair value of a contingent consideration liability, and an increase of $21.5 million in fund-related expenses due to higher placement and platform fees. These increases were partially offset by a decrease of $16.7 million in advertising and promotion costs.

OTHER INCOME (EXPENSES)
Other income (expenses) consisted of the following:

(in millions)				2026 vs. 2025	2025 vs. 2024
for the fiscal years ended September 30,	2026	2025	2024
Investment and other income, net:
Dividend and interest income	$157.3	$141.4	$176.9	11%	(20%)
Gains (losses) on investments, net	13.0	(37.6)	57.6	NM	NM
Income from investments in equity method investees	90.8	78.0	137.5	16%	(43%)
Losses on crypto assets, net	(19.4)	—	—	NM	NM
Rental income	45.6	44.1	43.7	3%	1%
Foreign currency exchange gains (losses), net	5.1	(11.6)	(19.9)	NM	(42%)
Other, net	56.1	(1.5)	(0.3)	NM	400%
Investment and other income, net	348.5	212.8	395.5	64%	(46%)
Interest expense	(95.1)	(94.9)	(97.2)	0%	(2%)
Investment and other income of consolidated investment products, net	512.4	108.4	149.9	373%	(28%)
Expenses of consolidated investment products	(39.3)	(43.6)	(32.6)	(10%)	34%
Other income, net	$726.5	$182.7	$415.6	298%	(56%)
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Dividend and interest income increased $15.9 million in fiscal year 2026, primarily due to higher dividend income, partially offset by lower yields and lower average balances.
Investments held by the Company generated net gains of $13.0 million in fiscal year 2026, as compared to net losses of $37.6 million in the prior year. Net gains in the current year were primarily from assets invested for deferred compensation plans, partially offset by losses on investments measured at cost, adjusted for observable price changes and investments in nonconsolidated funds and separate accounts. Net losses in the prior year were primarily from investments measured at cost, adjusted for observable price changes and investments in nonconsolidated funds and separate accounts, partially offset by gains on assets invested for deferred compensation plans.
Equity method investees generated income of $90.8 million in fiscal year 2026 and $78.0 million in the prior year, largely related to various global alternative funds in the current year and global alternative and equity funds in the prior year.
Net foreign currency exchange gains were $5.1 million in fiscal year 2026, as compared to net losses of $11.6 million in the prior year, primarily due to fluctuations in the value of the U.S. dollar against the British Pound and Euro.
Other, net increased $57.6 million in fiscal year 2026, primarily due to gains recognized on the sale of owned office space.
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

Investments held by CIPs generated investment and other income of $512.4 million in fiscal year 2026, as compared to investment and other income of $108.4 million in the prior year. The current year income was largely related to various global alternative, equity and multi-asset funds, while the prior year income was largely related to various global alternative, fixed income and multi-asset funds, partially offset by losses on global equity funds.
Expenses of consolidated investment products decreased $4.3 million in fiscal year 2026, due to activity of the funds.
Our investments in sponsored funds include initial cash investments made in the course of launching mutual fund and other investment product offerings, as well as investments for other business reasons. The market conditions that impact our AUM similarly affect the investment income earned or losses incurred on our investments in sponsored funds.
TAXES ON INCOME
Our effective income tax rate for fiscal year 2026 was 21.0% as compared to 30.2% in fiscal year 2025. The rate decrease in fiscal year 2026 was primarily due to a reduction in foreign earnings, an increase in net income attributable to noncontrolling interests, and the benefit from the release of a valuation allowance on capital loss carryforwards.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. We have evaluated the impact of the Act on our consolidated financial statements, and we have concluded that there is no material impact.
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
“Adjusted operating income,” “adjusted operating margin,” “adjusted net income” and “adjusted diluted earnings per share” are defined below, followed by reconciliations of operating income, operating margin, net income attributable to Franklin Templeton, Inc. and diluted earnings per share on a U.S. GAAP basis to these non-GAAP measures. Non-GAAP measures should not be considered in isolation from, or as substitutes for, any financial information prepared in accordance with U.S. GAAP, and may not be comparable to other similarly titled measures of other companies. Additional reconciling items may be added in the future to these non-GAAP measures if deemed appropriate.
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
Adjusted Net Income and Adjusted Diluted Earnings Per Share
We define adjusted net income as net income attributable to Franklin Templeton, Inc. adjusted to exclude the following:
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

In calculating our non-GAAP measures, we adjust for the impact of CIPs because it is not considered reflective of our underlying results of operations. Charges related to significant regulatory settlements are excluded because they are not considered reflective of our underlying results of operations. Acquisition-related items and special termination benefits are excluded to facilitate comparability to other asset management firms. We adjust for compensation and benefits expense related to funded deferred compensation plans because it is partially offset in other income (expense), net. We adjust for compensation and benefits expense and net income (loss) attributable to redeemable noncontrolling interests to reflect the economics of certain profits interest arrangements. Sales and distribution fees and a portion of investment management fees generally cover sales, distribution and marketing expenses and, therefore, are excluded from adjusted operating revenues. In addition, when calculating adjusted net income and adjusted diluted earnings per share we exclude unrealized investment gains and losses included in investment and other income (losses) because the related investments are generally expected to be held long term.

The calculations of adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are as follows:

(in millions)	2026	2025	2024
for the fiscal years ended September 30,
Operating income	$1,175.9	$604.1	$407.6
Add (subtract):
Elimination of operating revenues upon consolidation of investment products¹	68.2	50.7	47.4
Acquisition-related retention	75.1	162.4	263.6
Compensation and benefits expense from gains on deferred compensation, net	41.3	23.4	50.5
Other acquisition-related expenses	63.3	41.4	97.4
Amortization of intangible assets	198.4	406.5	338.2
Impairment of intangible assets	33.0	226.6	389.2
Special termination benefits	204.5	69.7	75.8
Compensation and benefits expense related to minority interests in certain subsidiaries	59.7	55.4	43.4
Charges related to significant regulatory settlements	100.0	—	—
Adjusted operating income	$2,019.4	$1,640.2	$1,713.1

Total operating revenues	$9,415.3	$8,770.7	$8,478.0
Add (subtract):
Acquisition-related pass through performance fees	(82.2)	(109.4)	(97.5)
Sales and distribution fees	(1,593.7)	(1,474.7)	(1,381.2)
Allocation of investment management fees for sales, distribution and marketing expenses	(606.8)	(536.2)	(481.9)
Elimination of operating revenues upon consolidation of investment products¹	68.2	50.7	47.4
Adjusted operating revenues	$7,200.8	$6,701.1	$6,564.8

Operating margin	12.5%	6.9%	4.8%
Adjusted operating margin	28.0%	24.5%	26.1%

(in millions, except per share data)	2026	2025	2024
for the fiscal years ended September 30,
Net income attributable to Franklin Templeton, Inc.	$1,075.3	$524.9	$464.8
Add (subtract):
Net (income) loss of consolidated investment products¹	(1.4)	7.6	(3.9)
Acquisition-related retention	75.1	162.4	263.6
Other acquisition-related expenses	68.9	61.6	107.0
Amortization of intangible assets	198.4	406.5	338.2
Impairment of intangible assets	33.0	226.6	389.2
Special termination benefits	204.5	69.7	75.8
Net losses (gains) on deferred compensation plan investments not offset by compensation and benefits expense	4.0	(3.3)	(13.9)
Unrealized investment losses (gains)	10.4	(57.7)	(51.5)
Interest expense for amortization of debt premium	(12.8)	(19.9)	(24.4)
Net compensation and benefits expense related to minority interests in certain subsidiaries not offset by net income attributable to redeemable noncontrolling interests	35.2	26.4	3.5
Charges related to significant regulatory settlements	100.0	—	—
Net income tax expense of adjustments	(148.0)	(209.0)	(271.7)
Adjusted net income	$1,642.6	$1,195.8	$1,276.7

Diluted earnings per share	$1.97	$0.91	$0.85
Adjusted diluted earnings per share	3.07	2.22	2.39
__________________
1The impact of consolidated investment products is summarized as follows:

(in millions)	2026	2025	2024
for the fiscal years ended September 30,
Elimination of operating revenues upon consolidation	$(68.2)	$(50.7)	$(47.4)
Other income, net	395.0	11.0	104.5
Less: income (loss) attributable to noncontrolling interests	325.4	(32.1)	53.2
Net income (loss)	$1.4	$(7.6)	$3.9
LIQUIDITY AND CAPITAL RESOURCES
Cash flows were as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Operating cash flows	$836.7	$1,066.1	$971.3
Investing cash flows	(4,323.0)	(2,342.7)	(2,423.7)
Financing cash flows	4,335.9	452.4	1,415.6
Net cash provided by operating activities decreased in fiscal year 2026 primarily due to higher net purchases of investments by consolidated investment products partially offset by an increase in accounts payable, accrued expenses and other liabilities. Net cash used in investing activities increased as compared to the prior year primarily due to higher net purchases of investments by collateralized loan obligations partially offset by net consolidation of CIPs as compared to net deconsolidation in the prior year. Net cash provided by financing activities increased as compared to the prior year primarily due to higher net proceeds from debt of CIPs and higher net proceeds from issuance of debt.

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
Our liquid assets and debt consisted of the following:

(in millions)
as of September 30,	2026	2025	2024
Assets
Cash and cash equivalents	$3,114.6	$3,050.1	$3,261.1
Receivables	1,345.2	1,228.6	1,261.6
Investments	1,504.6	1,367.5	1,141.7
Total Liquid Assets	$5,964.4	$5,646.2	$5,664.4

Liability
Debt	$2,637.8	$2,362.0	$2,780.3
Liquidity
Liquid assets consist of cash and cash equivalents, receivables and certain investments. Cash and cash equivalents at September 30, 2026 primarily consist of money market funds and deposits with financial institutions. Liquid investments consist of investments in sponsored and other funds, direct investments in redeemable CIPs, other equity and debt securities, and time deposits with maturities greater than three months.
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
On August 10, 2026, we completed the offering of the 5.500% notes due 2036 with an aggregate principal amount of $750.0 million. In prior fiscal years, we issued senior unsecured unsubordinated notes for general corporate purposes and to redeem outstanding notes. At September 30, 2026, Franklin’s outstanding senior notes had an aggregate principal amount due of $1,950.0 million. The notes have fixed interest rates from 1.600% to 5.500% with interest paid semi-annually and have an aggregate carrying value, inclusive of unamortized discounts and debt issuance costs, of $1,927.2 million. At September 30, 2026, Legg Mason’s outstanding senior note had a principal amount due of $550.0 million. The note has a fixed interest rate of 5.625% with interest paid semi-annually and has an aggregate carrying value, inclusive of unamortized premium, of $710.6 million. The $450.0 million 4.750% senior notes due March 2026 were repaid on March 15, 2026 using cash and borrowings from our revolving credit facility.

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
On December 11, 2025, we entered into a Joinder and Commitment Increase Agreement (the “Joinder Agreement”) which amended the Amended and Restated Revolving Credit Agreement dated April 30, 2025. Pursuant to the Joinder Agreement, aggregate commitments increased by $400.0 million to $1.5 billion. On July 30, 2026, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which, among other things, extended the maturity of the revolving credit facility to July 30, 2031. The Credit Agreement provides for a five-year revolving credit facility with $1.5 billion of aggregate commitments and an option to increase the commitments by a maximum of $500.0 million. We expect to utilize the Credit Agreement periodically as part of our normal operations.
During fiscal year 2026, we borrowed an aggregate of $850.0 million under the revolving credit facility, of which $150.0 million was repaid on February 9, 2026, and the remaining $700.0 million was repaid on August 15, 2026. No borrowings were outstanding under the facility at September 30, 2026. On October 19, 2026, we borrowed $300.0 million under the Credit Agreement. The borrowing remains outstanding at the time of this filing and the proceeds were used for general corporate purposes. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points. The Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. We were in compliance with all debt covenants at September 30, 2026.
At September 30, 2026, we had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012 and is unrated.
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
In the ordinary course of business, we enter into contracts or purchase obligations with third parties whereby the third parties provide goods or services to or on behalf of the Company. Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and are recorded as liabilities in the consolidated financial statements when services are provided. At September 30, 2026, we had $950.4 million of purchase obligations.
We typically declare cash dividends on a quarterly basis, subject to approval by our Board of Directors. We declared regular dividends of $1.32 per share ($0.33 per share per quarter) in fiscal year 2026, and of $1.28 per share ($0.32 per share per quarter) in fiscal year 2025. We currently expect to continue paying comparable regular dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.
We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through open-market purchases and private transactions in accordance with applicable laws and regulations, and is not subject to an expiration date. The size and timing of these purchases will depend on business conditions, price, market and other factors, including the terms of any 10b5-1 stock purchase plan that may be in effect at any given time. During fiscal years 2026 and 2025, we repurchased 17.0 million and 10.7 million shares of our common stock at a cost of $533.2 million and $240.3 million. The fiscal 2026 repurchases included 6.2 million shares repurchased from Great-West Lifeco Inc. (“Great-West”) for an aggregate purchase price of $208.0 million. In December 2025, our Board of Directors authorized the repurchase of up to an additional 20.8 million shares of our common stock in either open market or private transactions, for a total of up to 40.0 million shares available for repurchase under the stock repurchase program as of such authorization date. At September 30, 2026, 23.0 million shares remained available for repurchase under this authorization.
On October 1, 2025, we completed the acquisition of Apera Asset Management for cash consideration of €65.2 million net of closing adjustments funded from existing cash. In addition, we will pay up to €125.0 million in cash through the fifth anniversary of the closing date based on achieving revenue targets.
As part of our acquisition of Putnam, which closed on January 1, 2024, we will pay up to $375.0 million between the third and seventh anniversaries of the closing date related to revenue growth targets from the strategic partnership with Great-West which will be recognized in operating income.
While we have no legal or contractual obligation to do so, we routinely make cash investments in the course of launching sponsored funds. The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. Increased liquidity risks and redemptions have required, and may continue to require, increased cash in the form of loans or other lines of credit to help settle redemptions and for other related purposes. We have in certain instances voluntarily elected to provide the funds with direct or indirect financial support based on our business objectives. We did not provide significant additional financial or other support to our sponsored funds during fiscal year 2026 or 2025.
At September 30, 2026, we had $1.4 billion of committed capital contributions which relate to commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the consolidated balance sheet.
Our cash, cash equivalents and investments portfolio by asset class and accounting classification at September 30, 2026, excluding third-party assets of CIPs, was as follows:

	Accounting Classification [1]					Total
(in millions)	Cash and Cash Equivalents	Investments, at Fair Value	Equity Method Investments	Other Investments	Direct Investments in CIPs
Cash and Cash Equivalents	$3,227.8	$—	$—	$—	$—	$3,227.8
Investments
Alternative	—	565.8	762.0	15.3	894.2	2,237.3
Equity	—	432.6	391.1	194.2	131.3	1,149.2
Fixed Income	—	185.8	75.2	35.2	227.5	523.7
Multi-Asset	—	22.0	3.7	125.0	93.0	243.7
Total investments	—	1,206.2	1,232.0	369.7	1,346.0	4,153.9
Total Cash and Cash Equivalents and Investments [2,3]	$3,227.8	$1,206.2	$1,232.0	$369.7	$1,346.0	$7,381.7
 ______________
1See Note 1 – Significant Accounting Policies and Note 5 – Investments in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report for information on investment accounting classifications.
2Total cash and cash equivalents and investments includes approximately $5.2 billion maintained for operational activities, including investments in sponsored funds and other products and $468.2 million necessary to comply with regulatory requirements.
3Total cash and cash equivalents and investments includes approximately $430 million attributable to employee-owned and other third-party investments made through partnerships which are offset in noncontrolling interests, approximately $605 million of investments that are subject to long-term repurchase agreements and other net financing arrangements, and approximately $407 million of cash and investments related to deferred compensation plans.

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
During fiscal year 2026, we identified indicators that the fair value of certain indefinite-lived intangible assets were below their carrying value related to acquired management contracts triggered by decreased AUM in related products and recognized impairments totaling $33.0 million.
We performed a qualitative annual impairment test for goodwill and all indefinite-lived intangible assets as of August 1, 2026 and concluded it was more likely than not that the fair values of the reporting unit and the indefinite-lived intangible assets exceed their carrying values.
We subsequently monitored market conditions and their potential impact on the assumptions used in the annual assessment to determine whether circumstances had changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that the other indefinite-lived intangible assets were more likely than not impaired. We considered, among other things, changes in our AUM and weighted-average cost of capital by assessing whether these changes would impact the reasonableness of our impairment assessment as of August 1, 2026. We also monitored fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole.
Subsequent to August 1, 2026, there were no impairments of goodwill or indefinite-lived assets as no events occurred or circumstances changed that would indicate these assets were more likely than not impaired.
We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of an asset is not recoverable and exceeds its fair value. Recoverability is evaluated based on estimated undiscounted future cash flows using assumptions about the AUM growth rate, pre-tax profit margin, average effective fee rate, and expected useful life. We also use a royalty rate for trade name intangible assets. The most relevant of these assumptions to determine future cash flows is the AUM growth rate. If the carrying value of an asset is not recoverable through undiscounted cash flows, impairment is recognized in the amount by which the carrying value exceeds the asset’s fair value, as determined by discounted cash flows or other methods as appropriate for the asset type. Due to accelerated net outflows in certain WAM managed accounts, the Company revised the remaining useful life of the related definite-lived intangible asset, resulting in a cumulative weighted-average remaining useful life of 8.1 years for all definite-lived intangible assets as of September 30, 2026.

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
As of September 30, 2026, Level 3 assets represented 5% of total assets measured at fair value, substantially all of which related to CIPs’ investments in equity and debt securities. There were insignificant transfers into and $192.9 million transfers out of Level 3 during fiscal year 2026.
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
The fair value of third-party equity interests in CIPs are determined based on the published NAV or estimated using NAV as a practical expedient. The fair values of redeemable noncontrolling interests related to minority interest in certain subsidiaries are determined using discounted cash flows and guideline public company methods, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate and public company earnings multiples.
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
Loss Contingencies
We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2026 to provide for any probable losses that may arise from such matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report.

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
Assuming the respective effective fee rates and asset mix remain unchanged, a proportional 10% change in the value of our average AUM would result in corresponding 10% changes in our investment management fees, excluding performance-based investment management fees and asset-based distribution fee revenues. Such a change for the fiscal year ended September 30, 2026 would have resulted in an increase or decrease in operating revenues of $838.4 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily through our investments in funds that invest in debt securities, which were $3,004.7 million at September 30, 2026. Our exposure to interest rate risks from these investments is mitigated by the low average duration exposure and a broad range of products in various global jurisdictions. We had no exposure to changes in interest rates from debt obligations at September 30, 2026 as all of our outstanding debt was issued at fixed rates. Any borrowings under the Second Amended and Restated Credit Agreement would bear interest at variable rates.
As of September 30, 2026, we have considered the potential impact of a 100 basis point movement in market interest rates on our investments in funds that invest in debt securities. Based on our analysis, we do not expect that such a change would have a material impact on our earnings in the next 12 months.
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
The exposure to foreign currency exchange risk in our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in the Euro, Indian Rupee, Pound Sterling and Australian dollar. These assets accounted for 25% of the total cash and cash equivalents and investments at September 30, 2026.
A 10% weakening of the U.S. dollar against the various foreign currencies to which we had exposure as described above would result in corresponding 10% increases in the U.S. dollar values of the foreign currency assets and 10% decreases in the foreign currency values of the U.S. dollar assets. Such a weakening as of September 30, 2026 would result in a $126.1 million decrease in accumulated other comprehensive loss and a $4.5 million decrease in pre-tax earnings. We generally do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income (loss).

Market Valuation Risk
We are exposed to market valuation risks related to securities we hold that are carried at fair value. To mitigate the risks we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements.
The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2026. If such a 10% increase or decrease in carrying values were to occur, the changes from investments measured at fair value and direct investments in CIPs would result in a $255.2 million increase or decrease in our pre-tax earnings.

(in millions)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Investments, at fair value	$1,206.2	$1,326.8	$1,085.6
Direct investments in CIPs	1,346.0	1,480.6	1,211.4
Total	$2,552.2	$2,807.4	$2,297.0

Item 8.    Financial Statements and Supplementary Data.
Index of Consolidated Financial Statements for the fiscal years ended September 30, 2026, 2025 and 2024.

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed, as the information is not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Franklin Templeton, Inc. and its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of September 30, 2026, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2026 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Franklin Templeton, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin Templeton, Inc. and its subsidiaries (the “Company”) as of September 30, 2026 and 2025, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 13 to the consolidated financial statements, the Company had gross deferred tax assets of $890.3 million as of September 30, 2026, reduced by a $164.3 million valuation allowance. Management recorded a valuation allowance to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In assessing whether a valuation allowance should be established against a deferred income tax asset, management considers all positive and negative evidence, which includes timing of expiration, projected sources of taxable income, limitations on utilization under the statute, and effectiveness of prudent and feasible tax planning strategies.
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
/s/ PricewaterhouseCoopers LLP
San Francisco, California
November 9, 2026
We have served as the Company’s auditor since 1974.

FRANKLIN TEMPLETON, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)
for the fiscal years ended September 30,	2026	2025	2024
Operating Revenues
Investment management fees	$7,478.9	$6,981.8	$6,822.2
Sales and distribution fees	1,593.7	1,474.7	1,381.0
Shareholder servicing fees	289.4	264.5	229.3
Other	53.3	49.7	45.5
Total operating revenues	9,415.3	8,770.7	8,478.0
Operating Expenses
Compensation and benefits	3,963.4	3,818.2	3,831.1
Sales, distribution and marketing	2,200.5	2,010.9	1,863.1
Information systems and technology	644.7	643.6	620.1
Occupancy	277.2	286.3	325.4
Amortization of intangible assets	198.4	406.5	338.2
Impairment of intangible assets	33.0	226.6	389.2
General, administrative and other	922.2	774.5	703.3
Total operating expenses	8,239.4	8,166.6	8,070.4
Operating Income	1,175.9	604.1	407.6
Other Income (Expenses)
Investment and other income, net	348.5	212.8	395.5
Interest expense	(95.1)	(94.9)	(97.2)
Investment and other income of consolidated investment products, net	512.4	108.4	149.9
Expenses of consolidated investment products	(39.3)	(43.6)	(32.6)
Other income, net	726.5	182.7	415.6
Income before taxes	1,902.4	786.8	823.2
Taxes on income	399.6	237.9	215.3
Net income	1,502.8	548.9	607.9
Less: net income (loss) attributable to
Redeemable noncontrolling interests	126.3	(52.7)	127.9
Nonredeemable noncontrolling interests	301.2	76.7	15.2
Net Income Attributable to Franklin Templeton, Inc.	$1,075.3	$524.9	$464.8

Earnings per Share
Basic	$1.97	$0.91	$0.85
Diluted	1.97	0.91	0.85

See Notes to Consolidated Financial Statements.

FRANKLIN TEMPLETON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Net Income	$1,502.8	$548.9	$607.9
Other Comprehensive Income (Loss)
Currency translation adjustments, net of tax	(45.9)	(18.4)	89.8
Net unrealized gains (losses) on defined benefit plans, net of tax	1.0	(9.3)	0.1
Net unrealized gains (losses) on investments, net of tax	(1.4)	0.1	(0.1)
Total other comprehensive income (loss)	(46.3)	(27.6)	89.8
Total comprehensive income	1,456.5	521.3	697.7
Less: comprehensive income (loss) attributable to
Redeemable noncontrolling interests	126.3	(52.7)	127.9
Nonredeemable noncontrolling interests	301.2	76.7	15.2
Comprehensive Income Attributable to Franklin Templeton, Inc.	$1,029.0	$497.3	$554.6

See Notes to Consolidated Financial Statements.

FRANKLIN TEMPLETON, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)
as of September 30,	2026	2025
Assets
Cash and cash equivalents	$3,227.8	$3,088.1
Receivables	1,639.7	1,541.7
Investments (including $1,206.2 and $1,179.5 at fair value at September 30, 2026 and 2025)	2,807.9	2,374.0
Assets of consolidated investment products
Cash and cash equivalents	1,162.1	485.8
Investments, at fair value	17,167.9	12,278.8
Property and equipment, net	870.8	949.1
Goodwill	6,294.6	6,206.0
Intangible assets, net	3,976.5	4,166.0
Operating lease right-of-use assets	760.1	764.3
Other	719.1	514.5
Total Assets	$38,626.5	$32,368.3

Liabilities
Compensation and benefits	$1,863.0	$1,760.3
Accounts payable and accrued expenses	552.1	615.4
Debt	2,637.8	2,362.0
Liabilities of consolidated investment products
Accounts payable and accrued expenses	1,392.6	1,063.0
Debt	14,689.7	9,937.3
Deferred tax liabilities	290.2	261.6
Operating lease liabilities	977.9	1,000.6
Other	1,558.6	1,179.3
Total liabilities	23,961.9	18,179.5
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	1,415.9	1,182.0
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 512,470,961 and 520,951,796 shares issued and outstanding at September 30, 2026 and 2025	51.2	52.1
Capital in excess of par	633.4	956.8
Retained earnings	11,701.8	11,516.0
Accumulated other comprehensive loss	(493.4)	(447.1)
Total Franklin Templeton, Inc. stockholders’ equity	11,893.0	12,077.8
Nonredeemable noncontrolling interests	1,355.7	929.0
Total stockholders’ equity	13,248.7	13,006.8
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$38,626.5	$32,368.3
See Notes to Consolidated Financial Statements.

FRANKLIN TEMPLETON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Franklin Templeton, Inc.						Non- redeemable Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Stockholders’ Equity
(in millions)
as of and for the fiscal years ended September 30, 2026, 2025 and 2024	Shares	Amount
Balance at October 1, 2023	495.9	$49.6	$—	$12,376.6	$(509.3)	$11,916.9	$630.9	$12,547.8
Net income				464.8		464.8	15.2	480.0
Other comprehensive income					89.8	89.8		89.8
Dividends declared on common stock ($1.24 per share)				(670.1)		(670.1)		(670.1)
Repurchase of common stock	(12.0)	(1.2)	(281.2)	8.0		(274.4)		(274.4)
Issuance of common stock	8.1	0.8	230.8			231.6		231.6
Stock-based compensation			61.1			61.1		61.1
Acquisition	31.6	3.2	936.9			940.1	25.8	965.9
Net subscriptions and other				—		—	108.7	108.7
Net deconsolidation of investment products							(45.7)	(45.7)
Adjustment to fair value of redeemable noncontrolling interests				(251.7)		(251.7)		(251.7)
Balance at September 30, 2024	523.6	$52.4	$947.6	$11,927.6	$(419.5)	$12,508.1	$734.9	$13,243.0
Net income				524.9		524.9	76.7	601.6
Other comprehensive loss					(27.6)	(27.6)		(27.6)
Dividends declared on common stock ($1.28 per share)				(688.4)		(688.4)		(688.4)
Repurchase of common stock	(10.7)	(1.1)	(239.2)	—		(240.3)		(240.3)
Issuance of common stock	8.1	0.8	242.0			242.8		242.8
Stock-based compensation			6.4			6.4		6.4
Net subscriptions and other				—		—	99.4	99.4
Net consolidation of investment products							18.0	18.0
Adjustment to fair value of redeemable noncontrolling interests				(248.1)		(248.1)		(248.1)
Balance at September 30, 2025	521.0	$52.1	$956.8	$11,516.0	$(447.1)	$12,077.8	$929.0	$13,006.8
Adoption of new accounting guidance				25.3		25.3		25.3
Net income				1,075.3		1,075.3	301.2	1,376.5
Other comprehensive loss					(46.3)	(46.3)		(46.3)
Dividends declared on common stock ($1.32 per share)				(702.0)		(702.0)		(702.0)
Repurchase of common stock	(17.0)	(1.7)	(531.5)	—		(533.2)		(533.2)
Issuance of common stock	8.5	0.8	258.8			259.6		259.6
Stock-based compensation			(50.9)	13.5		(37.4)		(37.4)
Net subscriptions and other			0.2	—		0.2	348.1	348.3
Net deconsolidation of investment products							(222.6)	(222.6)
Adjustment to fair value of redeemable noncontrolling interests				(226.3)		(226.3)		(226.3)
Balance at September 30, 2026	512.5	$51.2	$633.4	$11,701.8	$(493.4)	$11,893.0	$1,355.7	$13,248.7
See Notes to Consolidated Financial Statements.

FRANKLIN TEMPLETON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Net Income	$1,502.8	$548.9	$607.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	197.2	214.8	246.1
Amortization of deferred sales commissions	97.0	79.8	62.0
Depreciation and other amortization	109.6	125.3	116.5
Amortization of intangible assets	198.4	406.5	338.2
Impairment of intangible asset	33.0	226.6	389.2
Net (gains) losses on investments	(13.0)	37.6	(57.6)
Income from investments in equity method investees	(90.8)	(78.0)	(137.5)
Net (gains) losses on investments of consolidated investment products	(305.9)	(4.1)	24.9
Net purchase of investments by consolidated investment products	(879.7)	(369.4)	(520.2)
Deferred income taxes	35.4	(47.2)	(124.6)
Other	86.2	174.4	172.2
Changes in operating assets and liabilities:
Increase in receivables and other assets	(258.2)	(128.7)	(111.8)
Decrease (increase) in investments, net	(25.8)	19.0	9.4
Increase (decrease) in accrued compensation and benefits	99.1	(32.9)	86.5
Decrease in income taxes payable	(156.7)	(181.5)	(93.4)
Increase in accounts payable, accrued expenses and other liabilities	315.3	90.0	3.9
Decrease in accounts payable and accrued expenses of consolidated investment products	(107.2)	(15.0)	(40.4)
Net cash provided by operating activities	836.7	1,066.1	971.3
Purchase of investments	(1,349.0)	(1,037.2)	(1,127.7)
Liquidation of investments	918.0	776.2	1,406.8
Purchase of investments by consolidated collateralized loan obligations	(9,028.7)	(6,538.9)	(6,310.0)
Liquidation of investments by consolidated collateralized loan obligations	4,985.3	4,918.6	4,250.7
Additions of property and equipment, net	(20.5)	(154.5)	(177.1)
Acquisitions, net of cash acquired (including $281.4 in cash and cash equivalents of consolidated investment products in fiscal year 2024)	(81.2)	—	175.1
Payments of deferred consideration liability	—	(90.5)	(534.9)
Net consolidation (deconsolidation) of investment products	253.1	(216.4)	(106.6)
Net cash used in investing activities	(4,323.0)	(2,342.7)	(2,423.7)
[Table continued on next page]

See Notes to Consolidated Financial Statements.

FRANKLIN TEMPLETON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[Table continued from previous page]

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Issuance of common stock	$23.8	$24.1	$20.8
Dividends paid on common stock	(697.6)	(683.7)	(656.4)
Repurchase of common stock	(533.2)	(240.3)	(274.4)
Proceeds from repurchase agreement	59.6	144.7	5.3
Payments on repurchase agreement	(41.9)	(61.8)	(81.1)
Proceeds from debt	1,600.0	300.0	—
Payments on debt	(1,300.0)	(700.0)	(250.0)
Proceeds from debt of consolidated investment products	10,436.9	6,029.7	4,346.7
Payments on debt by consolidated investment products	(6,228.9)	(4,800.6)	(1,912.9)
Payments on contingent consideration liabilities	(0.4)	(6.8)	(22.8)
Noncontrolling interests	1,017.6	447.1	240.4
Net cash provided by financing activities	4,335.9	452.4	1,415.6
Effect of exchange rate changes on cash and cash equivalents	(33.6)	(10.8)	43.3
Increase (decrease) in cash and cash equivalents	816.0	(835.0)	6.5
Cash and cash equivalents, beginning of year	3,573.9	4,408.9	4,402.4
Cash and Cash Equivalents, End of Year	$4,389.9	$3,573.9	$4,408.9

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$521.4	$465.4	$435.7
Cash paid for interest	100.0	106.6	113.4
Cash paid for interest by consolidated investment products	741.9	753.2	694.2
Non-cash purchase of investments	87.4	68.4	—

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
Cash and Cash Equivalents primarily consist of nonconsolidated sponsored money market funds and deposits with financial institutions and are carried at cost. Due to the short-term nature and liquidity of these financial instruments, their carrying values approximate fair value. Cash equivalents also include investments in money market funds held in connection with the Company's deferred compensation plans. These amounts are restricted in use and are not available for general operating purposes.
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
The fair values of third-party equity interests in CIPs are determined based on the published NAV or estimated using NAV as a practical expedient. The fair values of redeemable noncontrolling interests related to minority interest in certain subsidiaries are determined using discounted cash flows and guideline public company methods, which include significant assumptions about forecasts of the AUM growth rate, pre-tax profit margin, discount rate and public company earnings multiples.
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
On October 1, 2025, the Company adopted an amendment to the existing income taxes guidance issued by the Financial Accounting Standards Board. The amendment requires additional disclosures related to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes and requires greater detail about significant reconciling items in the reconciliation. Additionally, the amendment requires disaggregated information pertaining to taxes paid, net of refunds received, for federal, state, and foreign income taxes. The Company adopted the amendment using the prospective approach and has provided the required disclosures. See Note 13 – Taxes on Income.
Accounting Guidance Not Yet Adopted
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
Note 3 – Earnings per Share
The components of basic and diluted earnings per share were as follows:

(in millions, except per share data)
for the fiscal years ended September 30,	2026	2025	2024
Net income attributable to Franklin Templeton, Inc.	$1,075.3	$524.9	$464.8
Less: allocation of earnings to participating nonvested stock and stock unit awards	59.3	53.2	32.6
Net Income Available to Common Stockholders	$1,016.0	$471.7	$432.2

Weighted-average shares outstanding – basic	514.6	516.7	509.5
Dilutive effect of nonparticipating nonvested stock unit awards	0.8	0.7	0.8
Weighted-Average Shares Outstanding – Diluted	515.4	517.4	510.3

Earnings per Share
Basic	$1.97	$0.91	$0.85
Diluted	1.97	0.91	0.85
Nonparticipating nonvested stock unit awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive were not significant for the fiscal year ended September 30, 2026 (“fiscal year 2026”), the fiscal year ended September 30, 2025 (“fiscal year 2025”) and fiscal year 2024.
Note 4 – Revenues
Operating revenues by geographic area were as follows:

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2026
Investment management fees	$5,506.4	$1,067.4	$350.1	$255.3	$299.7	$7,478.9
Sales and distribution fees	1,065.0	455.9	29.0	40.7	3.1	1,593.7
Shareholder servicing fees	252.3	35.0	1.9	0.2	—	289.4
Other	51.2	0.7	1.3	—	0.1	53.3
Total	$6,874.9	$1,559.0	$382.3	$296.2	$302.9	$9,415.3

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2025
Investment management fees	$5,292.3	$894.4	$302.3	$214.8	$278.0	$6,981.8
Sales and distribution fees	1,042.2	370.0	22.7	38.9	0.9	1,474.7
Shareholder servicing fees	231.3	31.2	1.7	0.3	—	264.5
Other	48.4	0.1	1.1	—	0.1	49.7
Total	$6,614.2	$1,295.7	$327.8	$254.0	$279.0	$8,770.7

(in millions)	United States	Luxembourg	Asia-Pacific	Americas Excluding United States	Europe, Middle East and Africa, Excluding Luxembourg	Total
for the fiscal year ended September 30, 2024
Investment management fees	$5,142.8	$862.3	$283.8	$228.1	$305.2	$6,822.2
Sales and distribution fees	979.2	342.8	19.2	39.8	—	1,381.0
Shareholder servicing fees	195.3	31.7	2.2	0.1	—	229.3
Other	40.5	0.7	3.7	—	0.6	45.5
Total	$6,357.8	$1,237.5	$308.9	$268.0	$305.8	$8,478.0
Operating revenues are attributed to geographic areas based on the jurisdiction of the subsidiaries that provide the services, which may differ from the regions in which the related investment products are sold and domicile of the fund vehicle or client.
Revenues earned from sponsored funds were 84%, 84% and 82% of the Company’s total operating revenues for the fiscal years 2026, 2025 and 2024.
Note 5 – Investments
The disclosures below include details of the Company’s investments, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to the investments held by these entities.
Investments consisted of the following:

(in millions)
as of September 30,	2026	2025
Investments, at fair value
Sponsored funds and separate accounts	$825.1	$809.6
Investments related to long-term incentive plans	303.8	288.1
Other equity and debt investments	77.3	81.8
Total investments, at fair value	1,206.2	1,179.5
Investments in equity method investees	1,232.0	893.9
Other investments	369.7	300.6
Total	$2,807.9	$2,374.0
The Company has entered into repurchase agreements with third-party financing companies for certain investments held by the Company. As of September 30, 2026 and 2025, other liabilities includes repurchase agreements of $215.1 million and $200.5 million with investments of $215.2 million and $206.4 million in carrying value pledged as collateral. The repurchase agreements have contractual maturity dates ranging between 2030 to 2039.

Note 6 – Fair Value Measurements
The disclosures below include details of the Company’s fair value measurements, excluding those of CIPs. See Note 10 – Consolidated Investment Products for information related to fair value measurements of the assets and liabilities of these entities.
The assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2026
Assets
Investments, at fair value
Sponsored funds and separate accounts	$291.5	$310.6	$185.9	$37.1	$825.1
Investments related to long-term incentive plans	280.0	0.4	—	23.4	303.8
Other equity and debt investments	24.3	19.9	1.6	31.5	77.3
Crypto assets	12.9	3.5	—	—	16.4
Total Assets Measured at Fair Value	$608.7	$334.4	$187.5	$92.0	$1,222.6

Liabilities
Securities sold short	$389.8	$—	$—	$—	$389.8
Contingent consideration liabilities	—	—	62.7	—	62.7
Total Liabilities Measured at Fair Value	$389.8	$—	$62.7	$—	$452.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Investments, at fair value
Sponsored funds and separate accounts	$463.9	$305.2	$2.2	$38.3	$809.6
Investments related to long-term incentive plans	253.4	3.3	—	31.4	288.1
Other equity and debt investments	12.4	9.4	1.8	29.2	52.8
Total Assets Measured at Fair Value	$729.7	$317.9	$4.0	$98.9	$1,150.5

Liabilities
Securities sold short	$193.7	$—	$—	$—	$193.7
Contingent consideration liabilities	—	—	20.4	—	20.4
Total Liabilities Measured at Fair Value	$193.7	$—	$20.4	$—	$214.1
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

Investments for which fair value was estimated using reported NAV as a practical expedient primarily consist of nonredeemable private equity, debt and infrastructure funds, and redeemable alternative credit, global equity and private real estate funds. These investments were as follows:

(in millions)
as of September 30,	2026	2025
Nonredeemable investments[1]
Investments with known liquidation periods	$19.7	$19.7
Investments with unknown liquidation periods	14.5	15.2

Redeemable investments[2]	57.8	64.0

Unfunded commitments	12.9	13.3
_______________
1The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets. Investments with known liquidation periods have an expected weighted-average life of 1.5 years and 2.2 years at September 30, 2026 and 2025.
2Investments are redeemable on a semi-monthly, monthly and quarterly basis.
Changes in the Level 3 contingent consideration liabilities were as follows:

(in millions)
for the fiscal years ended September 30,	2026
Balance at beginning of year	$(20.4)
Acquisition	(9.4)
Total realized and unrealized losses included in general, administrative and other expense	(33.2)
Settlements	0.3
Balance at End of Year	$(62.7)
Change in unrealized losses included in net income relating to assets and liabilities held at end of year	$(33.2)
Financial instruments that were not measured at fair value were as follows:

	Fair Value Level	2026		2025
(in millions)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Assets
Cash and cash equivalents[1]	1	$3,227.8	$3,227.8	$3,088.1	$3,088.1
Other investments
Time deposits	2	8.6	8.6	9.2	9.2
Equity securities	3	361.1	361.1	291.4	291.4

Financial Liability
Debt	2	$2,637.8	$2,127.9	$2,362.0	$1,970.9
_______________
1Cash and cash equivalents include money market funds held in connection with the Company’s deferred compensation plans. As of September 30, 2026, the balance held was $80.8 million.

Note 7 – Property and Equipment
Property and equipment, net consisted of the following:

(in millions)			Useful Lives In Years
as of September 30,	2026	2025
Buildings and leasehold improvements	$1,100.4	$1,096.4	5-35
Software	408.2	419.9	3-10
Equipment and furniture	269.6	297.6	3-10
Land	79.4	80.0	N/A
Total cost	1,857.6	1,893.9
Less: accumulated depreciation and amortization	(986.8)	(944.8)
Property and Equipment, Net	$870.8	$949.1
Depreciation and amortization expense related to property and equipment was $134.0 million, $141.4 million and $129.9 million in fiscal years 2026, 2025 and 2024. The Company recognized no impairment of property and equipment in fiscal years 2026, 2025 and 2024.

Note 8 – Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net consisted of the following:

(in millions)
as of September 30,	2026	2025
Goodwill	$6,294.6	$6,206.0
Indefinite-lived intangible assets	3,386.8	3,400.3
Definite-lived intangible assets, net	589.7	765.7
Goodwill and Other Intangible Assets, Net	$10,271.1	$10,372.0
Changes in the carrying value of goodwill were as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025
Balance at beginning of year	$6,206.0	$6,211.4
Acquisition	97.2	—
Foreign exchange revaluation	(8.6)	(5.4)
Balance at End of Year	$6,294.6	$6,206.0
During fiscal years 2026 and 2025, no impairment of goodwill was recognized.
The Company recognized impairment charges totalling $33.0 million during fiscal year 2026 primarily related to certain indefinite-lived intangible assets for acquired mutual fund investment management contracts due to decreased AUM in related products. The Company recognized impairment charges of $224.4 million related to Western Asset Management (“WAM”) and certain other indefinite-lived intangible assets related to management contracts during fiscal year 2025.
Definite-lived intangible assets were as follows:

	2026			2025
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
as of September 30,
Management contracts	$887.7	$(494.8)	$392.9	$1,255.3	$(709.3)	$546.0
Trade names	286.2	(89.4)	196.8	286.2	(66.5)	219.7
Total	$1,173.9	$(584.2)	$589.7	$1,541.5	$(775.8)	$765.7
No impairment of definite-lived intangible assets was recognized during fiscal year 2026. The Company recognized an insignificant impairment of a definite-lived intangible asset during fiscal year 2025.
Definite-lived intangible assets had a weighted-average remaining useful life of 8.1 years at September 30, 2026, with estimated remaining amortization expense as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2027	$145.0
2028	94.0
2029	48.4
2030	46.2
2031	44.9
Thereafter	211.2
Total	$589.7

Note 9 – Debt
The disclosures below include details of the Company’s debt, excluding that of CIPs. See Note 10 – Consolidated Investment Products for information related to the debt of these entities.
Debt consisted of the following:

(in millions)	2026	Effective Interest Rate	2025	Effective Interest Rate
as of September 30,
Debt of Franklin Templeton, Inc.
$850 million 1.600% senior notes due October 2030	$848.3	1.74%	$847.9	1.74%
$350 million 2.950% senior notes due August 2051	348.2	3.00%	348.1	3.00%
$750 million 5.500% senior notes due August 2036	743.6	5.70%	—	N/A
Total debt of Franklin Templeton, Inc.	1,940.1		1,196.0
Debt of Legg Mason (a subsidiary of Franklin)
$450 million 4.750% senior notes due March 2026	—	N/A	456.1	1.80%
$550 million 5.625% senior notes due January 2044	710.6	3.38%	717.4	3.38%
Total debt of Legg Mason	710.6		1,173.5
Debt issuance costs	(12.9)		(7.5)
Total	$2,637.8		$2,362.0

On March 15, 2026, the Company repaid all of the outstanding $450.0 million 4.750% senior notes due March 2026 issued by Legg Mason, Inc. at the principal amount plus accrued interest of $10.7 million.
On August 10, 2026, the Company completed its offering of $750.0 million in aggregate principal amount of 5.500% notes due August 2036. The Company incurred $6.4 million of debt issuance cost and the notes were issued at a discount of $6.5 million.
On December 11, 2025, the Company entered into a Joinder and Commitment Increase Agreement (the “Joinder Agreement”), which amended the Amended and Restated Revolving Credit Agreement dated April 30, 2025, increasing the aggregate commitments by $400.0 million to $1.5 billion. On July 30, 2026, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Credit Agreement”), which extended the maturity of the revolving credit facility to July 30, 2031. The Credit Agreement provides for a five-year revolving credit facility with $1.5 billion of aggregate commitments and an option to increase the aggregate commitments by a maximum of $500.0 million.
During fiscal year 2026, the Company borrowed an aggregate of $850.0 million under the revolving credit facility, of which $150.0 million was repaid on February 9, 2026, and the remaining $700.0 million was repaid on August 15, 2026. No borrowings were outstanding under the facility at September 30, 2026. Interest is payable semi-annually on any outstanding amounts and is based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread of 87.5 basis points.
At September 30, 2026, the Company had $500.0 million of short-term commercial paper available for issuance under an uncommitted private placement program which has been inactive since 2012.
At September 30, 2026, Franklin’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $1,950.0 million. The notes have fixed interest rates with interest payable semi-annually.
At September 30, 2026, Legg Mason’s outstanding senior unsecured unsubordinated notes had an aggregate principal amount due of $550.0 million. The notes have fixed interest rates with interest payable semi-annually. Franklin unconditionally and irrevocably guarantees all of the outstanding notes issued by Legg Mason.

The Franklin and Legg Mason senior notes contain an optional redemption feature that allows the Company to redeem each series of notes prior to maturity in whole or in part at any time, at a make-whole redemption price. The indentures governing the senior notes contain limitations on the Company’s ability and the ability of its subsidiaries to pledge voting stock or profit participating equity interests in its subsidiaries to secure other debt without similarly securing the notes equally and ratably. In addition, the indentures include requirements that must be met if the Company consolidates or merges with, or sells all or substantially all of its assets to another entity. The Credit Agreement contains a financial performance covenant requiring that the Company maintain a consolidated net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 3.25 to 1.00. The Company was in compliance with all covenants at September 30, 2026.
Note 10 – Consolidated Investment Products
CIPs consist of mutual and other investment funds, limited partnerships and similar structures, and CLOs, all of which are sponsored by the Company, and include both VOEs and VIEs.
The balances related to CIPs included in the Company’s consolidated balance sheets were as follows:

(in millions)
as of September 30,	2026	2025
Assets
Cash and cash equivalents	$1,162.1	$485.8
Receivables	294.5	313.1
Investments, at fair value	17,167.9	12,278.8
Total Assets	$18,624.5	$13,077.7

Liabilities
Accounts payable and accrued expenses	$1,392.6	$1,063.0
Debt	14,689.7	9,937.3
Other liabilities	13.5	17.5
Total liabilities	16,095.8	11,017.8
Redeemable Noncontrolling Interests	301.1	289.6
Stockholders’ Equity
Franklin Templeton, Inc.’s interests	1,346.0	1,220.6
Nonredeemable noncontrolling interests	881.6	549.7
Total stockholders’ equity	2,227.6	1,770.3
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$18,624.5	$13,077.7
The consolidation of CIPs did not have a significant impact on net income attributable to the Company in fiscal years 2026, 2025 and 2024.
The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The debt holders of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

Fair Value Measurements
Assets of CIPs measured at fair value on a recurring basis were as follows:

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2026
Assets
Cash and cash equivalents of CLOs	$1,080.5	$—	$—	$—	$1,080.5
Receivables of CLOs	—	132.1	—	—	132.1
Investments
Equity and debt securities	482.9	978.8	821.4	112.1	2,395.2
Loans	—	14,764.6	8.1	—	14,772.7
Total Assets Measured at Fair Value	$1,563.4	$15,875.5	$829.5	$112.1	$18,380.5

(in millions)	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
as of September 30, 2025
Assets
Cash and cash equivalents of CLOs	$472.1	$—	$—	$—	$472.1
Receivables of CLOs	—	113.0	—	—	113.0
Investments
Equity and debt securities	393.2	731.5	601.0	189.1	1,914.8
Loans	—	10,354.1	9.9	—	10,364.0
Total Assets Measured at Fair Value	$865.3	$11,198.6	$610.9	$189.1	$12,863.9
Investments for which fair value was estimated using reported NAV as a practical expedient consist of a redeemable global hedge fund and nonredeemable private debt and equity funds. These investments were as follows:

(in millions)
as of September 30,	2026	2025
Redeemable investments[1]	$57.6	$74.4

Nonredeemable investments[2]
Investments with unknown liquidation periods	54.5	114.7

Unfunded commitments[3]	21.9	14.0
_______________
1Investments are redeemable on a monthly basis and liquidation periods are unknown.
2The investments are expected to be returned through distributions over the life of the funds as a result of liquidations of the funds’ underlying assets.
3Of the total unfunded commitments, the Company was contractually obligated to fund $12.9 million and $5.3 million based on its ownership percentage in the CIPs, at September 30, 2026 and 2025.

Changes in Level 3 assets of equity and debt securities were as follows:

(in millions)
as of September 30,	2026	2025
Balance at beginning of year	$601.0	$550.1
Gains included in investment and other income of consolidated investment products, net	273.5	50.5
Purchases	225.3	60.9
Sales	(21.5)	(33.6)
Net consolidations (deconsolidations)	(64.5)	12.2
Transfers into Level 3	0.5	0.2
Transfers out of Level 3	(192.9)	(39.3)
Balance at End of Year	$821.4	$601.0
Change in unrealized gains included in net income relating to assets held at end of year	$192.3	$23.0
Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

(in millions)
as of September 30, 2026	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$571.5	Market pricing	Private sale pricing	$0.01–$1,982.61 ($233.06) per share
			Discount for lack of marketability	18.9%–90.0% (29.9%)
	196.2	Market comparable companies	Enterprise value/ Revenue multiple	3.2–35.3 (12.2)
			Discount for lack of marketability	11.6%–17.1% (13.9%)
	39.0	Discounted cash flow	Discount rate	7.0%–14.5% (7.5%)
	14.7	Option pricing model	Volatility	27.5%–63.0% (38.2%)
			Discount for lack of marketability	6.3%–12.5% (8.3%)

(in millions)
as of September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average1)
Equity and debt securities	$302.0	Market pricing	Private sale pricing	$0.27–$2,120.00 ($176.53) per share
			Discount for lack of marketability	5.0%–75.0% (23.9%)
	225.9	Market comparable companies	Enterprise value/ Revenue multiple	1.4–21.0 (9.5)
			Discount for lack of marketability	6.0%–11.0% (8.5%)
	54.4	Discounted cash flow	Discount rate	6.5%–13.0% (6.8%)
	18.7	Option pricing model	Volatility	34.0%–60.9% (38.2%)
			Discount for lack of marketability	9.1%–13.5% (9.4%)
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

Financial instruments of CIPs that were not measured at fair value were as follows:

(in millions)	Fair Value Level	2026		2025
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
as of September 30,
Financial Asset
Cash and cash equivalents	1	$81.6	$81.6	$13.7	$13.7
Financial Liabilities
Debt of CLOs[1]	2 or 3	14,689.7	14,676.9	9,937.3	9,786.0
__________________
1Substantially all was Level 2.
Debt
Debt of CLOs totaled $14,689.7 million and $9,937.3 million at September 30, 2026 and September 30, 2025. The debt had fixed and floating interest rates ranging from 3.12% to 11.67% with a weighted-average effective interest rate of 5.27% at September 30, 2026, and from 2.39% to 12.26% with a weighted-average effective interest rate of 6.00% at September 30, 2025. The floating rates were based on the Secured Overnight Financing Rate and Euro Interbank Offered Rate.
The contractual maturities for debt of CLOs at September 30, 2026 were as follows:

(in millions)
for the fiscal years ending September 30,	Amount
2027	$128.9
2028	9.2
2029	38.8
2030	—
2031	—
Thereafter	14,512.8
Total	$14,689.7
Collateralized Loan Obligations
The unpaid principal balance and fair value of the investments of CLOs were as follows:

(in millions)
as of September 30,	2026	2025
Unpaid principal balance	$15,464.6	$10,641.0
Difference between unpaid principal balance and fair value	(269.5)	(43.3)
Fair Value	$15,195.1	$10,597.7
Investments 90 days or more past due were immaterial at September 30, 2026 and September 30, 2025.
During fiscal years 2026 and 2025, the Company recognized $30.5 million and $48.6 million of net gains related to its own economic interests in the CLOs. The aggregate principal related to the debt of CLOs was $15,020.7 million and $9,958.6 million at September 30, 2026 and 2025.

Note 11 – Redeemable Noncontrolling Interests
Changes in redeemable noncontrolling interests were as follows:

(in millions) for the fiscal years ended September 30, 2026, 2025 and 2024	CIPs	Minority Interests	Total

Balance at October 1, 2023	$580.1	$446.0	$1,026.1
Net income	80.2	47.7	127.9
Net subscriptions (distributions) and other	213.4	(111.4)	102.0
Net deconsolidations	(206.1)	—	(206.1)
Acquisition	20.2	—	20.2
Adjustment to fair value	—	251.7	251.7
Balance at September 30, 2024	$687.8	$634.0	$1,321.8
Net income (loss)	(94.9)	42.2	(52.7)
Net subscriptions (distributions) and other	317.5	(31.9)	285.6
Net deconsolidations	(620.8)	—	(620.8)
Adjustment to fair value	—	248.1	248.1
Balance at September 30, 2025	$289.6	$892.4	$1,182.0
Net income	72.6	53.7	126.3
Net subscriptions (distributions) and other	778.9	(90.4)	688.5
Net deconsolidations	(840.0)	—	(840.0)
Acquisition	—	32.8	32.8
Adjustment to fair value	—	226.3	226.3
Balance at September 30, 2026	$301.1	$1,114.8	$1,415.9
Note 12 – Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consist of sponsored funds and other investment products in which the Company has an equity ownership interest. The Company’s carrying value and maximum exposure to loss from these VIEs consists of equity investments, investment management and other fee receivables as follows:

(in millions)
as of September 30,	2026	2025
Investments	$1,497.6	$1,274.5
Receivables	275.4	225.1
Total	$1,773.0	$1,499.6
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. As it has done in the past, the Company also may voluntarily elect to provide its sponsored funds with additional direct or indirect financial support based on its business objectives. The Company did not provide additional financial or other support to its sponsored funds assessed as VIEs during fiscal years 2026 and 2025.

Note 13 – Taxes on Income
Taxes on income were as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Current expense
Federal	$194.6	$140.6	$212.0
State	50.3	51.5	54.0
Non-U.S.	119.3	93.0	73.9
Deferred expense (benefit)	35.4	(47.2)	(124.6)
Total	$399.6	$237.9	$215.3
Income before taxes consisted of the following:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
U.S.	$1,034.8	$538.2	$286.3
Non-U.S. and other[1]	867.6	248.6	536.9
Total	$1,902.4	$786.8	$823.2
_______________
1    Other includes income (loss) from consolidated investment products and amounts not subject to tax.
The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in millions)
as of September 30,	2026	2025
Deferred Tax Assets
Capitalized mixed service costs	$99.4	$127.5
Net operating loss and state credit carry-forwards	265.1	328.3
Deferred compensation and benefits	186.7	209.3
Foreign tax credit carry-forwards	9.9	70.4
Operating lease liability	164.0	199.1
Debt premium	40.0	43.7
Other	125.2	118.9
Total deferred tax assets	890.3	1,097.2
Valuation allowance	(164.3)	(297.1)
Deferred tax assets, net of valuation allowance	726.0	800.1
Deferred Tax Liabilities
Goodwill and other purchased intangibles	695.9	697.7
Right of use asset	124.3	151.0
Other	120.9	129.7
Total deferred tax liabilities	941.1	978.4
Net Deferred Tax Liability	$215.1	$178.3

Deferred income tax assets and liabilities that relate to the same tax jurisdiction are presented net on the consolidated balance sheets. The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in millions)
as of September 30,	2026	2025
Other assets	$75.1	$83.3
Deferred tax liabilities	290.2	261.6
Net Deferred Tax Liability	$215.1	$178.3
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
At September 30, 2026, there were $114.2 million of non-U.S. tax effected net operating loss and capital loss carry-forwards which expire between fiscal years 2027 and 2045. In addition, there were $62.1 million in tax effected state net operating loss carry-forwards that expire between fiscal years 2027 and 2044, with some having an indefinite carry-forward period. The Company also has federal net operating losses of $7.5 million, the majority of which will carry-forward indefinitely and $9.9 million of foreign tax credit carry-forwards that expire between fiscal years 2027 and 2028.
The valuation allowance decreased $132.8 million in fiscal year 2026, primarily due to the release of valuation allowances on capital loss and foreign tax credit carryforwards, as well as the write-off of valuation allowances associated with net operating losses, foreign tax credits, and foreign capital losses that expired unused. At September 30, 2026, the valuation allowance of $164.3 million was primarily related to $129.0 million for federal, state, and foreign net operating loss carry-forwards, and $35.2 million for other state deferred taxes.
A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income, after the adoption of ASU 2023-09, is as follows:

(in millions)
for the fiscal years ended September 30,	2026
Statutory income tax expense	$399.6	21.0%
State and local income taxes, net of federal income tax effect[1]	57.3	3.0%
Foreign tax effects:	(11.8)	(0.6%)
Bahamas	(10.1)	(0.5%)
Statutory tax rate difference between Bahamas and United States	(34.2)	(1.8%)
Global Minimum Tax	24.1	1.3%
Other foreign jurisdictions	(1.7)	(0.1%)
Effect of cross-border tax laws:	13.5	0.7%
Global intangible low-taxed income (net of FTC)	1.6	0.1%
Subpart F income (net of FTC)	0.9	0.1%
Passive foreign investment company income	11.0	0.5%
Changes in valuation allowances	(31.5)	(1.7%)
Changes in unrecognized tax benefits	4.5	0.3%
Nontaxable & nondeductible items:	(32.0)	(1.7%)
Noncontrolling interest	(89.8)	(4.7)%
Disallowed penalties	20.7	1.1%
Other	37.1	1.9%
Tax provision	$399.6	21.0%

__________________
1State taxes in New York State, New York City and California make up the majority (greater than 50 percent) of the tax effect in this category.
A reconciliation of the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income, prior to the adoption of ASU 2023-09, is as follows:

(in millions)
for the fiscal years ended September 30,	2025		2024
Federal taxes at statutory rate	$165.2	21.0%	$172.9	21.0%
State taxes, net of federal tax effect	25.5	3.2%	42.8	5.2%
Tax reserve (release) for audit settlements, net of valuation allowance	(4.8)	(0.6%)	0.5	0.1%
Effect of net income attributable to noncontrolling interests	(5.0)	(0.6%)	(29.7)	(3.6%)
Effect of non-U.S. operations	44.5	5.7%	4.0	0.5%
Capital loss on investments, net of valuation allowance	7.5	1.0%	7.4	0.9%
Foreign tax credit valuation allowance release	(12.6)	(1.6%)	5.1	0.6%
Other	17.6	2.2%	12.3	1.5%
Tax Provision	$237.9	30.2%	$215.3	26.2%
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Balance at beginning of year	$111.9	$133.5	$138.8
Additions for tax positions of prior years	1.5	2.5	1.2
Reductions for tax positions of prior years	(3.7)	(1.2)	(4.9)
Tax positions related to the current year	13.7	11.1	12.1
Settlements with taxing authorities	(15.3)	(17.5)	(6.6)
Expirations of statute of limitations	(6.7)	(16.5)	(7.1)
Balance at End of Year	$101.4	$111.9	$133.5
If recognized, $100.7 million for 2026, $111.2 million for 2025 and $132.8 million for 2024 would favorably affect the Company’s effective income tax rate in future periods.
The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and general, administrative and other expenses. Accrued interest on uncertain tax positions at September 30, 2026 and 2025 was $21.0 million and $25.8 million, and is not presented in the unrecognized tax benefits table above. Accrued penalties at September 30, 2026 and 2025 were $0.1 million and $1.7 million.
The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple non-U.S. jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 2003 onwards; Brazil 2020 onwards; Luxembourg 2020 onwards; U.K. 2022 onwards; U.S. federal 2020, 2022 onwards; the City of New York 2019 onwards; and States of California, Florida, Illinois and New York 2020 onwards.
The Company has ongoing litigation and examinations in various stages, including in the States of California and City of New York, and in Brazil and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2026 could decrease by an estimated $6.7 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and non-

U.S. tax jurisdictions, and potential settlements with U.S. states and non-U.S. taxing authorities.
The Tax Cuts and Jobs Act which was enacted into law in the U.S. in December 2017, includes various changes to the tax law, including a permanent reduction in the corporate income tax rate and assessment of a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. The remaining payment for the Company’s federal portion of the transition tax liability of $231.6 million was made in fiscal year 2026.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. We have evaluated the impact of the Act on our consolidated financial statements, and we have concluded that there is no material impact.
The components of the Company’s income taxes paid (net of refunds received) by jurisdiction, as reflected in the Consolidated Statements of Cash Flows for the year ended September 30, 2026, were as follows:

(in millions)
for the fiscal years ended September 30,	2026
Federal	$389.4
State and local	38.9
Foreign:
Luxembourg	40.8
Other	52.3
Total income taxes paid (net of refunds)	$521.4
Note 14 – Leases
Lessee Arrangements
Lease expense was as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Operating lease cost	$132.5	$137.3	$188.3
Variable lease cost	10.7	11.2	10.3
Finance lease cost	0.9	1.0	0.8
Less: sublease income	(11.1)	(4.3)	(13.1)
Total lease expense	$133.0	$145.2	$186.3

Supplemental cash flow information related to leases was as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$145.5	$45.1	$109.6
ROU assets obtained in exchange for new/modified operating lease liabilities	80.0	31.2	448.9
The weighted-average remaining lease term and weighted-average discount rate for operating lease liabilities were as follows:

as of September 30,	2026	2025
Weighted-average remaining lease term	10.4 years	11.1 years
Weighted-average discount rate	5.2%	5.2%

The maturities of the liabilities were as follows:

(in millions)	Amount
for the fiscal years ending September 30,
2027	$133.6
2028	132.1
2029	126.9
2030	124.2
2031	122.7
Thereafter	656.6
Total lease payments	1,296.1
Less: interest	(318.2)
Operating lease liabilities	$977.9
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
The maturities of lease payments due to the Company as of September 30, 2026 were as follows:

(in millions)	Subleases	Leases
for the fiscal years ending September 30,
2027	$13.7	$45.0
2028	14.2	38.2
2029	13.8	40.2
2030	13.6	39.1
2031	13.2	32.5
Thereafter	14.0	39.4
Total	$82.5	$234.4
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
The Company has also responded to related inquiries and investigations commenced by certain governmental agencies in India, including a “first information report” (the preliminary step in an investigation) registered by the Economic Offences Wing of the Chennai police department in or around September 2020 against certain of the Company Respondents in connection with a complaint by certain Fund unitholders, as well as a related investigation by India’s Enforcement Directorate commenced in or around April 2021. The Economic Offences Wing’s “first information report” was closed by the relevant court on July 17, 2026, with no action taken against the Company Respondents.
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
Mr. Leech received a “Wells Notice” from the staff of the SEC in August 2024, and was placed on administrative leave at that time. Mr. Leech retired and is no longer with the Company, as previously disclosed. On November 25, 2024, the SEC filed a complaint in the United States District Court for the Southern District of New York against Mr. Leech alleging violations of certain laws related to trade allocations. Concurrently, the DOJ filed an indictment with the United States District Court for the Southern District of New York against Mr. Leech for similar allegations and for false statements made to the SEC. On June 12, 2026, all criminal charges against Mr. Leech alleging unlawful trade allocations were dismissed and Mr. Leech and the DOJ reached a plea agreement on one charge of obstruction of a pending proceeding. On October 7, 2026, the U.S. District Court for the Southern District of New York entered a final judgment by consent in the SEC’s case against Mr. Leech. Without admitting the SEC’s allegations, Mr. Leech agreed to pay a civil penalty of $3.0 million and to an officer-and-director bar. These outcomes end the investigations of Mr. Leech by the DOJ and the SEC.

Franklin, WAM, Mr. Leech and certain Franklin and WAM executives are named as defendants in a related lawsuit that was filed on July 3, 2025, and is pending in the U.S. District Court for the Central District of California, seeking class certification on behalf of shareholders of two funds managed by WAM for the period January 1, 2021 through November 25, 2024. The plaintiffs are pursuing claims under the Securities Exchange Act of 1934 against all defendants in connection with trade allocations made by Mr. Leech in that period that were also the subject of the investigations reported above. The plaintiffs are seeking, among other things, damages, interest, and costs and expenses, including attorneys’ fees.
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
Management believes the claims made in the lawsuits reported above are without merit and the Company intends to defend against them vigorously. The Company cannot predict the outcome of these lawsuits or estimate any reasonably possible loss or range of loss that may arise from any negative outcome. Legal proceedings involve uncertainties that can prevent management from determining whether a loss is probable or reasonably possible or from reasonably estimating the amount or range of any loss. For example, these uncertainties may include: the early stage of the proceedings, incomplete discovery or the existence of significant disputed facts, consideration of novel or unresolved legal issues, the determination of any request to proceed as a class or collective action, the calculation of damages or impact of other relief sought, and the potential allocation of liability among multiple parties. Even when management can assess that a loss is probable or reasonably possible, the amount or range of loss may not be reasonably estimable, or the actual loss may ultimately be materially different from any estimated loss.
Other Litigation and Regulatory Matters. The Company is from time to time involved in other litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, results of operations or liquidity. In management’s opinion, an adequate accrual has been made as of September 30, 2026 to provide for any probable losses that may arise from such matters for which the Company could reasonably estimate an amount.
Indemnifications and Guarantees
In the ordinary course of business or in connection with certain acquisition agreements, the Company enters into contracts that provide for indemnifications by the Company in certain circumstances. In addition, certain Company entities guarantee certain financial and performance-related obligations of various Franklin subsidiaries. The Company is also subject to certain legal requirements and agreements providing for indemnifications of directors, officers and personnel against liabilities and expenses they may incur under certain circumstances in connection with their service. The terms of these indemnities and guarantees vary pursuant to applicable facts and circumstances, and from agreement to agreement. Future payments for claims against the Company under these indemnities or guarantees could negatively impact the Company’s financial condition. In management’s opinion, an adequate accrual has been made as of September 30, 2026 to provide for any probable losses pursuant to such indemnification agreements and/or guarantees.

Other Commitments and Contingencies
While the Company has no legal or contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored funds. At September 30, 2026, the Company had $1,411.1 million of committed capital contributions which relate to discretionary commitments to invest in sponsored funds and other investment products and entities, including CIPs. These unfunded commitments are not recorded in the Company’s consolidated balance sheet.
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
Stock-based compensation expenses were as follows:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Stock and stock unit awards	$177.1	$207.9	$240.3
Phantom unit awards	(4.7)	11.8	13.8
Employee stock investment plan	6.6	6.9	5.8
Total	$179.0	$226.6	$259.9
Stock and Stock Unit Awards
Under the terms of the AIP, eligible employees may receive cash, equity awards and/or mutual fund unit awards generally based on the performance of the Company and/or its funds, and the individual employee. The USIP and EIP provide for the issuance of the Company’s common stock for various stock-related awards to officers, directors and employees. In February 2026, the Company’s stockholders approved an amendment and restatement of the USIP increasing the number of shares authorized by 25.0 million shares to a total of 190.0 million shares. There are 23.0 million shares authorized under the EIP. At September 30, 2026, 31.7 million shares and 18.3 million shares were available for grant under the USIP and EIP.
Stock awards entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards entitle holders to receive shares of the Company’s common stock upon vesting. Awards vest based on the passage of time or the achievement of predetermined Company financial performance goals and are subject to forfeiture if the applicable vesting conditions are not satisfied.
Stock and stock unit award activity was as follows:

(shares in thousands)	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted-Average Grant-Date Fair Value
for the fiscal year ended September 30, 2026
Nonvested balance at beginning of year	14,959	353	15,312	$22.81
Granted	11,511	409	11,920	25.54
Vested	(9,282)	(181)	(9,463)	23.47
Forfeited/canceled	(2,443)	—	(2,443)	20.84
Nonvested Balance at End of Year	14,745	581	15,326	$24.84
Total unrecognized compensation expense related to nonvested stock unit awards was $219.3 million at September 30, 2026. This expense is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. The weighted-average grant-date fair values of stock and stock unit awards granted during fiscal years 2026, 2025 and 2024 were $25.54, $20.97 and $25.60 per share. The total fair value of stock and stock unit awards vested during the same periods was $299.5 million, $234.3 million and $180.4 million.

The Company may repurchase shares in connection with vesting of stock and stock unit awards. Also, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards, shares are repurchased using a net stock issuance method.
Employee Stock Investment Plan
The ESIP allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. In February 2026, the Company’s stockholders approved an amendment and restatement of the ESIP increasing the number of shares authorized by 5.0 million shares to a total of 34.0 million shares. A total of 1.1 million shares were issued under the ESIP during fiscal year 2026, and 4.2 million shares were reserved for future issuance at September 30, 2026.
Note 17 – Defined Contribution Plans
The Company sponsors a 401(k) plan which covers substantially all U.S. employees meeting certain employment requirements. Participants may contribute up to 50% of their eligible salary and up to 100% of the cash portion of their year-end bonus, as defined by the plan and subject to Internal Revenue Code limitations, each year to the plan. The Company makes a matching contribution equal to 85% of eligible compensation contributed by participants. Certain of the Company’s non-U.S. subsidiaries also sponsor defined contribution plans primarily for the purpose of providing deferred compensation incentives for employees and to comply with local regulatory requirements. The total expenses recognized for defined contribution plans were $110.4 million, $104.7 million and $102.3 million for fiscal years 2026, 2025 and 2024.
Note 18 – Segment and Geographic Information
The Company has one operating segment, which provides investment management and related services.
The chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, assesses the performance of the business and allocates resources primarily based on consolidated net income attributable to Franklin Templeton, Inc. This measure is used to support decision making activities and assess the performance of the operating segment.
The CODM regularly reviews the significant segment expenses categories that are presented on the Company’s consolidated statements of income. Total assets on the consolidated balance sheets is the measure of segment assets.
See Note 4 – Revenues for total operating revenues disaggregated by geographic location.
See below for the long-lived assets disaggregated by geographic location.

(in millions)
as of September 30,	2026	2025
Property and Equipment, Net
United States	$684.1	$764.1
Europe, Middle East and Africa	153.5	150.6
Asia-Pacific	30.8	29.4
Americas excluding United States	2.4	5.0
Total	$870.8	$949.1

Note 19 – Investment and Other Income, Net
Investment and other income, net consisted of the following:

(in millions)
for the fiscal years ended September 30,	2026	2025	2024
Dividend and interest income	$157.3	$141.4	$176.9
Gains (losses) on investments, net	13.0	(37.6)	57.6
Income from investments in equity method investees	90.8	78.0	137.5
Losses on crypto assets, net	(19.4)	—	—
Rental income	45.6	44.1	43.7
Foreign currency exchange gains (losses), net	5.1	(11.6)	(19.9)
Other, net	56.1	(1.5)	(0.3)
Investment and Other Income, Net	$348.5	$212.8	$395.5
Substantially all dividend income was generated by investments in nonconsolidated sponsored funds. Gains (losses) on investments, net consists primarily of realized and unrealized gains (losses) on equity securities measured at fair value.
Net gains recognized on equity securities measured at fair value and trading debt securities that were held by the Company at September 30, 2026, 2025 and 2024 were $8.8 million, $5.4 million, and $108.1 million.

Note 20 – Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

(in millions)	Currency Translation Adjustments	Unrealized Losses on Defined Benefit Plans	Unrealized Gains on Investments	Total
as of and for the fiscal years ended September 30, 2026, 2025 and 2024
Balance at October 1, 2023	$(502.3)	$(7.6)	$0.6	$(509.3)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	89.8	(0.3)	(0.1)	89.4
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Total other comprehensive income (loss)	89.8	0.1	(0.1)	89.8
Balance at September 30, 2024	$(412.5)	$(7.5)	$0.5	$(419.5)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(21.3)	(11.3)	0.1	(32.5)
Reclassifications to compensation and benefits expense, net of tax	—	2.0	—	2.0
Reclassifications to net investment and other income, net of tax	2.9	—	—	2.9
Total other comprehensive income (loss)	(18.4)	(9.3)	0.1	(27.6)
Balance at September 30, 2025	$(430.9)	$(16.8)	$0.6	$(447.1)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications, net of tax	(44.7)	0.6	(1.4)	(45.5)
Reclassifications to compensation and benefits expense, net of tax	—	0.4	—	0.4
Reclassifications to net investment and other income, net of tax	(1.2)	—	—	(1.2)
Total other comprehensive income (loss)	(45.9)	1.0	(1.4)	(46.3)
Balance at September 30, 2026	$(476.8)	$(15.8)	$(0.8)	$(493.4)
Note 21 – Subsequent Event

On October 19, 2026, the Company borrowed $300.0 million under the Credit Agreement, with aggregate commitments of up to $1.5 billion. The borrowing remains outstanding at the time of this filing and the proceeds were used for general corporate purposes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2026 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Annual Report on Form 10‑K, which is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2026 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Franklin adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 with respect to executive officers of Franklin is contained at the end of Part I of this Annual Report under the heading “Information About Our Executive Officers.”
Code of Ethics. Franklin has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to Franklin’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of Franklin and its subsidiaries and affiliates. A copy of the Code of Ethics is filed as an exhibit to this Annual Report and is posted on our website at www.franklintempleton.com/corporate under “Corporate Governance.” A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Templeton, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for Franklin’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Insider Trading Policy. Franklin has adopted an insider Trading Blackout Policy (the “Trading Blackout Policy”) that applies to all designated executive officers, directors, employees and temporary employees of Franklin and our subsidiaries and affiliates. The Trading Blackout Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of Franklin’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. The Trading Blackout Policy addresses the implementation of certain trading blackout periods in Franklin’s securities (including common stock, debt, options and other related derivative securities) for covered persons. A copy of the Trading Blackout Policy is filed as an exhibit to this Annual Report.
The other information required by this Item 10 is incorporated by reference from the information to be provided under the sections titled “Proposal No. 1: Election of Directors” and “Information about the Board and its Committees – The Audit Committee” from Franklin’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC within 120 days after September 30, 2026 (“2027 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference from the information to be provided under the sections of our 2027 Proxy Statement titled “Director Fees,” “Compensation Discussion and Analysis” and “Executive Compensation.”
During the quarter ended March 31, 2026, Franklin identified that the amount reported in the supplemental disclosure of cash flow information in its consolidated statement of cash flows for cash paid for income taxes was understated for the nine month period ended June 30, 2025. Franklin determined this had no impact on net income attributable to Franklin, earnings per share, total assets, total liabilities, retained earnings, total shareholders’ equity, operating cash flow activities, or on the financial results attributable to Franklin’s shareholders. Franklin determined this did not result in a material misstatement to its previously issued consolidated financial statements, though, for comparability, Franklin revised the comparative prior interim period amounts included in the consolidated statements of cash flows. Franklin concluded that there was no erroneously awarded executive compensation requiring recovery under Franklin’s Executive Compensation Clawback Policy because the revised prior interim period amounts did not impact any metric used in determining executive compensation.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from the information to be provided under the sections of our 2027 Proxy Statement titled “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership and Stock-Based Holdings of Directors and Executive Officers” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from the information to be provided under the sections of our 2027 Proxy Statement titled “Proposal No. 1: Election of Directors – General,” “Corporate Governance – Director Independence Standards” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from the information to be provided under the section of our 2027 Proxy Statement titled “Fees Paid to Independent Registered Public Accounting Firm.”

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
3.5
Certificate of Amendment of Certificate of Incorporation of Registrant, as filed February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3.6
Certificate of Amendment of Certificate of Incorporation of Registrant (effective August 17, 2026), as filed July 28, 2026, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 31, 2026 (File No. 001-09318)

3.7	Amended and Restated Bylaws of Registrant (effective August 17, 2026), incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 31, 2026 (File No. 001-09318)
4.1	Description of Registrant’s Securities (filed herewith)
4.2
Indenture, dated as of May 19, 1994, between Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank), as trustee, incorporated by reference to Exhibit 4 to our Registration Statement on Form S-3 filed on April 14, 1994 (File No. 033-53147)

4.3
First Supplemental Indenture, dated October 9, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Chase Manhattan Bank), as trustee, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on October 4, 1996 (File No. 333-12101)

4.4
Second Supplemental Indenture, dated May 20, 2010, between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8‑K filed on May 20, 2010 (File No. 001-09318)

4.5
Indenture, dated as of October 6, 2020, between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3ASR filed on February 5, 2025 (File No. 333-284711)

4.6
Officer’s Certificate, dated October 19, 2020 (inclusive of the form of note of Registrant’s 1.600% Notes due 2030), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 19, 2020 (File No. 001-09318)

4.7
Officer’s Certificate, dated August 10, 2026 (inclusive of the form of note of Registrant’s 5.500% Notes due 2036), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 10, 2026 (File No. 001-09318)

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
4.12
Officer’s Certificate, dated August 12, 2021 (inclusive of the form of additional note of Registrant’s 1.600% Notes due 2030 and form of note of Registrant’s 2.950% Notes due 2051), incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 12, 2021 (File No. 001-09318)

10.1
Second Amended and Restated Credit Agreement, dated as of July 30, 2026, between Registrant, as borrower, the financial institutions from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2026 (File No. 001-09318)

10.2	Non-Employee Director Compensation as of December 17, 2025 (filed herewith)*
10.3	Representative Form of Indemnification Agreement with directors of Registrant (filed herewith)*
10.4	2006 Directors Deferred Compensation Plan (filed herewith)*
10.5	1998 Employee Stock Investment Plan (filed herewith)*
10.6	2002 Universal Stock Incentive Plan (filed herewith)*
10.7	Amended and Restated Annual Incentive Compensation Plan (filed herewith)*
10.8	Amended and Restated 2017 Equity Incentive Plan (filed herewith)*
10.9	2023 Restricted Fund Unit Plan (filed herewith)*
10.10	Amended and Restated Deferred Compensation Fund Plan (filed herewith)*
10.11
Legg Mason, Inc. Amended and Restated Deferred Compensation Fund Plan, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.12	ClearBridge Investments, LLC Deferred Incentive Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*
10.13	Form of Restrictive Covenants to Award Agreement for certain equity awards to executive officers of Registrant (filed herewith)*
10.14
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2025 special sign-on time-based awards to Daniel Gamba, Co-President of Registrant (filed herewith)*

10.15
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2026 special retention time-based awards to Chief Executive Officer and Co-Presidents of Registrant (filed herewith)*

10.16
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2026 special retention performance-based awards to Chief Executive Officer and Co-Presidents of Registrant (filed herewith)*

10.17
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2026 annual time-based awards to executive officers of Registrant (filed herewith)*

10.18
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2026 annual performance-based awards to executive officers of Registrant (filed herewith)*

Exhibit No.	Description
10.19
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2025 annual time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (File Number 001-09318)*

10.20
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2025 annual performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (File Number 001-09318)*

10.21
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2024 annual time-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.22
Forms of Notice and Restricted Stock Unit Award Agreement (RSU) under our 2002 Universal Stock Incentive Plan for certain 2024 annual performance-based awards to executive officers of Registrant, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (File No. 001-09318)*

10.23	Form of FTEP Amended and Restated Limited Partnership Agreement Regarding Carry Incentives for Chief Executive Officer and Executive Chairman of Registrant (filed herewith)*
10.24	Form of Limited Partner Admission Letter under FTEP Partnership Agreement (filed herewith)*
10.25	Code of Ethics and Business Conduct (filed herewith)
10.26	Trading Blackout Policy (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Executive Compensation Clawback Policy of Registrant (filed herewith)*
101
The following materials from Registrant’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
 __________________

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN TEMPLETON, INC.

Date:	November 9, 2026	By:	/s/ Matthew Nicholls
Matthew Nicholls, Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 9, 2026	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita, Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 9, 2026	By:	/s/ Jennifer M. Johnson
Jennifer M. Johnson, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Matthew Nicholls
Matthew Nicholls, Co-President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	November 9, 2026	By:	/s/ Lindsey H. Oshita
Lindsey H. Oshita, Chief Accounting Officer (Principal Accounting Officer)

Date:	November 9, 2026	By:	/s/ Mariann Byerwalter
Mariann Byerwalter, Director

Date:	November 9, 2026	By:	/s/ Alexander S. Friedman
Alexander S. Friedman, Director

Date:	November 9, 2026	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, Executive Chairman, Chairman of the Board and Director

Date:	November 9, 2026	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 9, 2026	By:	/s/ John Y. Kim
John Y. Kim, Director

Date:	November 9, 2026	By:	/s/ Karen M. King
Karen M. King, Director

Date:	November 9, 2026	By:	/s/ Anthony J. Noto
Anthony J. Noto, Director

Date:	November 9, 2026	By:	/s/ John W. Thiel
John W. Thiel, Director

Date:	November 9, 2026	By:	/s/ Seth H. Waugh
Seth H. Waugh, Director

Date:	November 9, 2026	By:	/s/ Geoffrey Y. Yang
Geoffrey Y. Yang, Director